Form 10-K
period 2009-12-31
BANNER CORP
filed 2010-03-16
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                   Yes              X              No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   Yes                   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The Nasdaq Stock Market on June 30, 2009, was:

Common Stock - $70,389,070

(The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

The number of shares outstanding of the registrant’s classes of common stock as of February 26, 2010:
Common Stock, $.01 par value – 22,509,931 shares

Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 27, 2010 are incorporated by reference into Part III.

Forward-Looking Statements

Management’s Discussion and Analysis and other portions of this report on Form 10-K contain certain forward-looking statements concerning our future operations.  Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement so that we may rely on the protections of such safe harbor with respect to all forward-looking statements contained in this report.  We have used forward-looking statements to describe future plans and strategies, including expectations of our future financial results.  Our ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the “FDIC”), the Washington State Department of Financial Institutions, Division of Banks (the “Washington DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or any of the Banks which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect or result in significant declines in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; future legislative changes in the United States Department of Treasury (“Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this annual report or to update the reasons why actual results could differ from those contained in such statements whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this annual report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

PART 1

Item 1 – Business	General

Banner Corporation is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2009, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the FDIC.  As of December 31, 2009, we had total consolidated assets of $4.7 billion, total loans of $3.7 billion, total deposits of $3.9 billion and total stockholders’ equity of $405 million.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located in the San Juan Islands.  Our primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in portions of Washington, Oregon and Idaho.  Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family residential loans and consumer loans.  A portion of Banner Bank’s construction and mortgage lending activities are conducted through its subsidiary, Community Financial Corporation (CFC), which is located in the Lake Oswego area of Portland, Oregon.  Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”  As discussed more thoroughly below and in later sections of this report, increased delinquencies and defaults in the residential construction and land development portions of our loan portfolio had a materially adverse effect on our results of operations for the past two years and, while it is difficult to predict when and how the weak housing markets that caused this increase in delinquencies and defaults will improve, we anticipate that an elevated level of non-performing assets will persist for a number of quarters and will have a continuing adverse effect on our earnings during 2010.

Over the past several years, we have invested significantly in expanding our branch and distribution systems with a primary emphasis on expanding our presence in the four largest areas of commerce in the Northwest:  the Puget Sound region of Washington and the greater Boise, Idaho, Portland, Oregon, and Spokane, Washington markets.  As a result of our aggressive franchise expansion, we have added 18 new branches through acquisition, opened 27 new branches and relocated eight others in the last five years including four new locations in 2009.  In 2007, we completed the acquisitions of three smaller commercial banks in the State of Washington.  These acquisitions increased our presence within desirable marketplaces and allow us to better serve existing and future customers.  Our branch expansion has been a significant element in our strategy to grow loans, deposits and customer relationships.  This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing lower cost core deposits which will allow us to proportionately reduce higher cost borrowings as a source of funds.  We now have reached our goal in terms of the number of branches required to generate deposit growth sufficient to fund our expected loan growth and produce significant fee generating opportunities.  As a result, we expect that future branch opening will occur at a more moderate pace.

Deteriorating economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 and generally continued in 2009 have presented an unusually challenging environment for banks and their holding companies, including Banner Corporation.  This has been particularly evident in our need to provide for credit losses during this period at significantly higher levels than our historical experience and has also affected our net interest income and other operating revenues and expenses.  As a result of these factors, for the year ended December 31, 2009, we had a net loss of $35.8 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss to common shareholders of $43.5 million, or ($2.33) per diluted share, compared to a net loss to common shareholders of $128.8 million, or ($7.94) per diluted share, for the year ended December 31, 2008.  The results in 2008 included a $121.1 million impairment charge for the write-off of goodwill.  Our provision for loan losses was $109.0 million for the year ended December 31, 2009, compared to $62.5 million recorded in the prior year.  Throughout 2008 and 2009, higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while we are encouraged by the continuing reduction in our exposure to residential construction loans and the recent slowdown in the surfacing of new problem assets, looking forward, we anticipate our credit costs will remain elevated for a number of quarters.  (See Note 9, Allowance for Loan Losses, as well as “Asset Quality” below.)  Although there are indications of moderation, this stress in the economy has been the most significant challenge impacting our recent operating results and, like most financial institutions, our future operating results will be significantly affected by the course of recovery from the current recession.

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses decreased by $3.2 million for the year ended December 31, 2009 to $144.6 million compared to $147.8 million for the prior year, primarily as a result of a contraction in our net interest spread and net interest margin.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value.  (See Note 25, Fair Value Accounting and Measurement.)  For the year ended December 31, 2009, we recorded a net gain of $11.0 million ($7.1 million after tax) in fair value adjustments compared to a net gain of $9.2 million ($5.9 million after tax) for the year ended December 31, 2008.  Further, reflecting unprecedented difficulties in the operating environment for banking institutions and deteriorating market conditions, for the year ended December 31, 2008, our net income also included a $121.1 million non-cash, non-tax-deductible impairment charge for the write-off of goodwill.  (See Note 24:  Goodwill and Other Intangibles and Mortgage Servicing Rights, as well as “Recent Developments” below.)

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information about our financial performance and critical accounting policies.

Recent Developments

Regulatory Actions: In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets and our recent operating results, we expect Banner Bank to shortly enter into a Memorandum of Understanding or MOU with the FDIC and Washington DFI.  We expect that, under the MOU, Banner Bank will be required, among other things, to develop and implement plans to reduce commercial real estate concentrations; to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 leverage capital to equal or exceed 10% of average assets.  In addition, we expect that Banner Bank will not be able to pay cash dividends to Banner Corporation without prior approval from the FDIC and Washington DFI.  See Item 1A, Risk Factors—“We are subject to various regulatory requirements, expect to be subject to a memorandum of understanding and may be subject to future additional regulatory restrictions and enforcement actions.”

We also expect that the Company will enter into a similar MOU with the Federal Reserve Bank of San Francisco.  In addition, the Company and Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  Further, the Company may not pay any dividends on common or preferred stock, pay interest or principal on the balance of its junior subordinated debentures or repurchase our common stock without the prior written non-objection of the Federal Reserve Bank.

FDIC Prepayment:  On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay an estimate of their expected quarterly deposit insurance premiums for the fourth quarter of 2009 and for the three years ended December 31, 2010, 2011 and 2012.  Insured institutions were required to deposit funds with the FDIC in the amount of the prepaid assessment on December 30, 2009.  The insured institutions will not receive interest on the deposited funds.  For purposes of calculating an institution’s prepaid assessment amount, for the fourth quarter of 2009 and all of 2010, that institution’s assessment rate was its total base assessment rate in effect on September 30, 2009.  That rate was then increased by three basis points for all of 2011 and 2012.  Again, for purposes of calculating the prepaid amount, an institution’s third quarter 2009 assessment base was assumed to increase quarterly by an estimated five percent annual growth rate through the end of 2012.  Each institution was directed to record the entire amount of its prepaid assessment as a prepaid expense (asset).  Thereafter, each institution will record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution will record an expense and an accrued expense payable each quarter for its regular assessment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the institution.  For Banner Corporation, the balance of this prepaid assessment was $29.5 million at December 31, 2009.

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

FDIC Temporary Liquidity Guarantee Program:  Banner Corporation, Banner Bank and Islanders Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out.  Under the TLGP, the FDIC guarantees certain senior unsecured debt of insured institutions and their holding companies, as well as non-interest-bearing transaction account deposits.  Under the transaction account guarantee component of the TLGP, all non-interest-bearing and certain interest-bearing transaction accounts maintained at Banner Bank and Islanders Bank are insured in full by the FDIC until June 30, 2010, regardless of the standard maximum deposit insurance amounts.  The Banks are required to pay a fee (annualized) on balances of each covered account in excess of $250,000 while the extra deposit insurance is in place.  The annualized fee for the transaction account guarantee program is 10 basis points through December 31, 2009 and will be within a range from 15 to 25 basis points from January 1 through June 30, 2010.  Further, on March 31, 2009, Banner Bank completed an offering of $50 million of qualifying senior bank notes covered by the TLGP at a fixed rate of 2.625% which mature on March 31, 2012.  Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on these senior notes upon the uncured failure of Banner Bank to make a timely payment of principal or interest.  Under the terms of the TLGP, Banner Bank was not permitted to use the proceeds from the sale of securities guaranteed under the TLGP to prepay any of its other debt that is not guaranteed by the FDIC.  Banner Bank is required to pay a 1.00% fee (annualized) on this debt, which will result in a total fee of $1.5 million over three years.  None of the senior notes are redeemable prior to maturity.

Participation in the U.S. Treasury’s Capital Purchase Program:  On November 21, 2008, we received $124 million from the U.S. Treasury Department as part of the Treasury’s Capital Purchase Program.  We issued $124 million in senior preferred stock, with a related warrant to purchase up to $18.6 million in common stock, to the U.S. Treasury.  The warrant provides the Treasury the option to purchase up to 1,707,989 shares of Banner Corporation common stock at a price of $10.89 per share at any time during the next ten years.  The preferred stock pays a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company.  The terms and conditions of the transaction and the preferred stock conform to those provided by the U.S. Treasury.  A summary of the Capital Purchase Program can be found on the Treasury’s web site at www.financialstability.gov/roadtostability/capitalpurchaseprogram.html.  The additional capital enhances our capacity to support the communities we serve through expanded lending activities and economic development.  This capital also adds flexibility in considering strategic opportunities that may be available to us.

Goodwill write-off:  As a result of the significant decline in our stock price and market capitalization over the course of 2008 and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, we decided to reduce the carrying value of goodwill in our Consolidated Statements of Financial Condition by recording a $50 million write-down in the second quarter and, in response to worsening economic indicators and further price declines, an additional $71 million write-down in the fourth quarter of 2008.  The total $121 million write-off of goodwill was a non-cash charge that did not affect the Company’s or the Banks’ liquidity or operations.  The adjustment brought our book value and tangible book value more closely in line with each other and more accurately reflected current market conditions.  Also, since goodwill is excluded from regulatory capital, the impairment charge (which was not deductible for tax purposes) did not have an adverse effect on the regulatory capital ratios of the Company or either of our subsidiary banks, each of which continues to remain “well capitalized” under the regulatory requirements.  (See Note 24 of the Selected Notes to Consolidated Financial Statements for additional information with respect to our valuation of intangible assets.)

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

We offer a wide range of loan products to meet the demands of our customers.  Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties; however, over the past two years our origination of construction and land development loans has declined materially and the proportion of the portfolio invested in these types of loans has declined.  By contrast, for the year ended December 31, 2009, residential mortgage loan originations significantly increased, primarily reflecting the impact of exceptionally low interest rates on the demand for loans to refinance existing debt, although loans to finance home purchases also increased.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the recessionary economy, in recent periods demand for these types of commercial business loans has been weak and total outstanding balances declined modestly compared to a year earlier.  We have also increased our emphasis on consumer lending, although demand for consumer loans also has been modest in recent quarters.  Still, the portion of the loan portfolio invested in consumer loans has increased and as of December 31, 2009 was 8% of total loans.  While continuing our commitment to residential lending, including our mortgage banking activities, we expect commercial lending (including owner-occupied commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly more important activities for us.  By contrast, we anticipate residential construction and related land development lending, which at December 31, 2009 represented 14% of the loan portfolio, compared to 21% a year earlier, will continue to be restrained by market conditions for the foreseeable future, as well as by our efforts to reduce our concentration in this type of lending, with balances continuing to decline for a number of quarters.  We also expect to curtail lending for non-owner-occupied investor commercial real estate and expect balances for this type of loan to decline for the foreseeable future.

At December 31, 2009, our net loan portfolio totaled $3.7 billion.  For additional information concerning our loan portfolio, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2009 and 2008—Loans/Lending.”  See also Table 7 contained therein, which sets forth the composition of our loan portfolio, and Tables 6 and 6(a), which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the Northwest communities where we have offices.  Banner Bank’s mortgage lending subsidiary, CFC, provides residential lending primarily in the greater Portland, Oregon and Pasco (Tri Cities), Washington market areas.  While we offer a wide range of products, we have not engaged in any sub-prime lending, which we define as loans to borrowers with poor credit histories or undocumented repayment capabilities and with excessive reliance on the collateral as the source of repayment.  However, we have experienced a modest increase in delinquencies on our residential loans in response to the weakened housing market conditions.  At December 31, 2009, $703 million, or 19% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

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

Our residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and the Federal National Mortgage Corporation (Fannie Mae or FNMA).  Government insured loans are underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA).  In the loan approval process, we assess the borrower’s ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower.  For ARM loans, our standard practice provides for underwriting based upon fully indexed interest rates and payments.  Generally, we will lend up to 95% of the lesser of the appraised value of the property or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on certain government insured programs.  We require private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80%.  A growing number of exceptions to these general underwriting guidelines have been granted in connection with the sale or refinance of properties, particularly new construction, for which we were already providing financing.  These exceptions most commonly relate to loan-to-value and mortgage insurance requirements and not to credit underwriting or loan documentation standards.  Such exceptions will likely continue in the near term to facilitate troubled loan resolution in the current distressed housing market, and may have performance characteristics different from the rest of our one- to four-family loan portfolio.

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

Construction and Land Lending:  We have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers.  To a lesser extent, we also originate construction loans for commercial and multifamily real estate.  In years prior to 2008, residential construction and land development lending was an area of major emphasis at Banner Bank and the primary focus of its subsidiary, CFC.  Our largest concentration of construction and land development loans is in the Portland/Vancouver market area.  We also have a significant amount of construction and land loans for properties in the Puget Sound region and to a much smaller extent in the greater Boise area and certain eastern Washington and eastern Oregon markets.  At December 31, 2009, construction and land loans totaled $705 million, or 19% of total loans of the Company, consisting of $239 million of one- to four-family construction loans, $284 million of residential land or land development loans, $138 million of commercial and multifamily real estate construction loans and $44 million of commercial land or land development loans.

Historically, prior to the last two years, construction and land lending afforded us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than are usually available on other types of lending.  Construction and land lending, however, involve a higher degree of risk than other lending opportunities because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects.  Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan is dependent on the builder’s ability to sell the property before the construction loan is due.  We address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.

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

We regularly monitor the construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and decrease this type of lending if we perceive unfavorable market conditions such as the existing economic environment.  Housing markets in most areas of the Pacific Northwest have significantly deteriorated over the past two years and our origination of new construction loans has declined sharply as a result.  We believe that the underwriting policies and internal monitoring systems we have in place mitigate many of the risks inherent in construction and land lending; however, current weak housing market conditions have nonetheless resulted in a material increase of delinquencies and charge-offs in our construction and land loan portfolios.  Construction and land loans represent 19% of our portfolio and are responsible for approximately 76% of our non-performing assets.  Although well diversified with respect to sub-markets, price ranges and borrowers, our construction and land loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area.  Reducing the amount of non-performing construction and land development loans is currently the most critical issue that we face and need to resolve to return to acceptable levels of profitability.  The most significant risk in this portfolio relates to the land development loans as demand for building lots is currently weak.  (See “Asset Quality” below and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality.”)

Commercial and Multifamily Real Estate Lending:  We originate loans secured by multifamily and commercial real estate including, as noted above, loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor properties.  At December 31, 2009, our loan portfolio included $153 million in multifamily and $1.083 billion in commercial real estate loans, including $509 million in owner-occupied commercial real estate loans and $573 million in non-owner-occupied commercial real estate loans, which together comprised 33% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, riskier than one- to four-family residential mortgage loans.  Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our current underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrowers’ willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Most multifamily and commercial real estate loans originated in the past five years are linked to various U.S. Treasury indices, Federal Home Loan Bank advance rates, certain prime rates or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2009, the average size of our commercial real estate loans was $631,000 and the largest commercial real estate loan in our portfolio was $15.9 million.

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

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to various prime rate and London Inter-Bank Offering Rate or LIBOR indices.  At December 31, 2009, commercial business loans totaled $638 million, or 17% of our total loans.

Agricultural Lending:  Agriculture is a major industry in many parts of our service areas.  While agricultural loans are not a large part of our portfolio, we intend to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2009, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $205 million, or 5% of our loan portfolio.

Agricultural operating loans generally are made as a percentage of the borrower’s anticipated income to support budgeted operating expenses.  These loans are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof.  In the case of crops, consideration is given to projected yields and prices from each commodity.  The interest rate is normally floating based on the prime rate plus a negotiated margin.  Because these loans are made to finance a farm or ranch’s annual operations, they are usually written on a one-year review and renewable basis.  The renewal is dependent upon the prior year’s performance and the forthcoming year’s projections as well as the overall financial strength of the borrower.  We carefully monitor these loans and related variance reports on income and expenses compared to budget estimates.  To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received renewed emphasis in recent years and management anticipates increased activity in future periods.  Part of this emphasis has been the reintroduction of a Banner Bank-funded credit card program which we began marketing in the fourth quarter of 2005.  Similar to other consumer loan programs, we focus this credit card program on our existing customer base to add to the depth of our customer relationships. As a result of increased marketing efforts, an improved retail delivery network and strong borrower demand, as well as the three bank acquisitions, our consumer loans increased significantly in the past two years.  Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2009, we had $302 million, or 8% of our loans receivable, in consumer related loans.

Similar to commercial loans, consumer loans often entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as us, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral.

Loan Solicitation and Processing:  We originate real estate loans in our market areas by direct solicitation of real estate brokers, builders, depositors, walk-in customers and visitors to our Internet website.  Loan applications are taken by our loan officers or through our Internet website and are processed in branch or regional locations.  Most underwriting and loan administration functions for our real estate loans are performed by loan personnel at central locations.  We do not make loans originated by independent third-party loan brokers or any similar wholesale loan origination channels.

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

We originate consumer loans through various marketing efforts directed primarily toward our existing deposit and loan customers.  Consumer loan applications are primarily underwritten and documented by centralized administrative personnel.

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  For the years ended December 31, 2009, 2008 and 2007, we originated loans, net of repayments, of $582 million,

$562 million and $607 million, respectively.   The level of originations, net of repayments, in the three most recent years has been less than in prior years primarily as a result of a decrease in the origination of new construction and land loans in response to slower new home sales.

We sell many of our newly originated one- to four-family residential mortgage loans to secondary market purchasers as part of our interest rate risk management strategy.  Proceeds from sales of loans for the years ended December 31, 2009, 2008 and 2007, totaled $563 million, $366 million and $393 million, respectively.  Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  We sell loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse.  See “Loan Servicing.”  At December 31, 2009, we had $4.5 million in loans held for sale.

We periodically purchase whole loans and loan participation interests primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities.  Any such purchases are made consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.  During the years ended December 31, 2009, 2008 and 2007, we purchased $1 million, $13 million and $23 million, respectively, of loans and loan participation interests.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2009, we were servicing $679 million of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.  At December 31, 2009, we held $7.4 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2009 was composed of $388 million of Freddie Mac residential mortgage loans, $109 million of Fannie Mae residential mortgage loans and $182 million of both residential and non-residential mortgage loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington and Oregon.  For the year ended December 31, 2009, we recognized $93,000 of loan servicing fees, which is net of $2.1 million of servicing rights amortization and an $800,000 charge for a valuation adjustment to mortgage servicing rights, in our results of operations.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  For the years ended December 31, 2009, 2008 and 2007, we capitalized $5.0 million $1.6 million and $781,000, respectively, of MSRs relating to loans sold with servicing retained.  No MSRs were purchased in those periods.  Amortization of MSRs for the years ended December 31, 2009, 2008 and 2007, was $2.1 million, $902,000, and $658,000, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  At December 31, 2009, our MSRs were carried at a value of $5.7 million, net of amortization.

Asset Quality

Classified Assets: State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.

For additional information with respect to asset quality and non-performing loans, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2009 and 2008—Asset Quality,” and Table 13 contained therein.

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with U.S. generally acceptable accounting principles (GAAP) guidelines.  We increase our allowance for loan losses by charging provisions for possible loan losses against our income.  The allowance for losses on loans is maintained at a level which, in management’s judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  At December 31, 2009, we had an allowance for loan losses of $95 million, which represented 2.51% of net loans and 45% of non-performing loans compared to 1.90% and 40%, respectively, at December 31, 2008.  For additional information concerning our allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008—Provision and Allowance for Loan Losses,” and Tables 14 and 15 contained therein.

Investment Activities

Under Washington state law, banks are permitted to invest in various types of marketable securities.  Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions.  Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk.  Our policies generally limit investments to U.S. Government and government agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, corporate debt obligations and mortgage-backed securities.  Investment in mortgage-backed securities may include those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and privately-issued mortgage-backed securities that have an AA credit rating or higher at the time of purchase, as well as collateralized mortgage obligations (CMOs).  A high credit rating indicates only that the rating agency believes there is a low risk of loss or default.  To the best of our knowledge, we do not have any investments in mortgage-backed securities, collateralized debt obligations or structured investment vehicles that have a material exposure to sub-prime mortgages.  However, we do have investments in single-issuer and pooled trust preferred securities that have been materially adversely impacted by concerns related to the banking and insurance industries as well as payment deferrals and defaults by certain issuers.  Further, all of our investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment’s earning performance and/or market value.

At December 31, 2009, our consolidated investment portfolio totaled $318 million and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds and corporate debt obligations.  From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management’s projections as to the demand for funds to be used in loan originations, deposits and other activities.  During the year ended December 31, 2009, holdings of mortgage-backed securities decreased $28 million to $106 million, U.S. Treasury and agency obligations increased $24 million to $94 million, corporate securities including equities decreased $5 million (largely as a result of fair value adjustments) to $44 million, and municipal bonds increased $10 million to $74 million.

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2009 and 2008—Investments,” and Tables 1 to 6 contained therein.

Off-Balance-Sheet Derivatives: Derivatives include “off-balance-sheet” financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  We generally have not invested in “off-balance-sheet” derivative instruments, although investment policies authorize such investments.  However, through our acquisition of F&M we became a party to approximately $23.0 million ($20.4 million as of December 31, 2009) in notional amounts of interest rate swaps.  These swaps serve as hedges to an equal amount of fixed-rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  The fair value adjustments for these swaps and the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the hedged loans.  Also, as a part of mortgage banking activities, we issue “rate lock” commitments to borrowers and obtain offsetting “best efforts” delivery commitments from purchasers of loans.  While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such.  Accordingly, on December 31, 2009, we recorded an asset of $362,000 and a liability of $362,000, representing the estimated market value of those commitments.  On December 31, 2009, we had no other investment related off-balance-sheet derivatives.

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

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns.  At December 31, 2009, we had $3.9 billion of deposits, including $1.9 billion of transaction and savings accounts and $1.9 billion in time deposits.  For additional information concerning our deposit accounts, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2009 and 2008—Deposit Accounts.”  See also Table 9 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 10, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2009.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB-Seattle serves as our primary borrowing source.  The FHLB-Seattle provides credit for member financial institutions such as Banner Bank and Islanders Bank.  As members, the Banks are required to own capital stock in the FHLB-Seattle and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities provided certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  At December 31, 2009, we had $190 million of borrowings from the FHLB-Seattle.  At that date, Banner Bank had been authorized by the FHLB-Seattle to borrow up to $1.020 billion under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $43 million under a similar agreement.  More recently, the Federal Reserve Bank of San Francisco (FRBSF) has also served as an important source of borrowings.  The FRBSF provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle.  At December 31, 2009, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $373 million from the FRBSF, although at that date we had no funds borrowed under this arrangement.  Although eligible to participate, Islanders Bank has not applied for approval to borrow from the FRBSF.  For additional information concerning our borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2009 and 2008—Borrowings,” Table 12 contained therein, and Notes 13 and 14 of the Notes to the Consolidated Financial Statements.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with cash management services provided to our larger deposit customers.  At December 31, 2009, we had issued retail repurchase agreements totaling $124 million, which were secured by a pledge of certain U.S. Agency notes and mortgage-backed securities with a market value of $147 million.

On March 31, 2009, Banner Bank completed an offering of $50 million of qualifying senior bank notes that are guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).  These notes require interest only payments for a term of three years with principal payable in full at maturity.  These notes provided supplemental funding which strengthened the liquidity position of the Bank; however, going forward we do not anticipate any additional borrowings under the TLGP.

We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers.  However, we did not have any wholesale repurchase borrowings at December 31, 2009.

In addition to our borrowings, we have also issued $120 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS).  The TPS were issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and were sold in private offerings to pooled investment vehicles.  The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition; however, at December 31, 2009, all of the fair value of the debentures qualifies as Tier 1 capital for regulatory capital purposes.  We have invested a significant portion of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank.  For additional information about deposits and other sources of funds, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Notes 12, 13, 14 and 15 of the Notes to the Consolidated Financial Statements contained in Item 8.

Personnel

As of December 31, 2009, we had 1,011 full-time and 87 part-time employees.  Banner Corporation has no employees except for those who are also employees of Banner Bank, its subsidiaries, and Islanders Bank.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Taxation

Federal Taxation

General:  For tax reporting purposes, we report our income on a calendar year basis using the accrual method of accounting on a consolidated basis.  We are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Reference is made to Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information concerning the income taxes payable by us.

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

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank.  None of the limited circumstances requiring recapture are contemplated by us.  The amount of our tax bad debt reserves subject to recapture in these circumstances was approximately $5.3 million at December 31, 2009.  As a result of the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

State Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to such tax.  Our B&O tax expense was $2.2 million, $2.3 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax.  Our operations in those states resulted in corporate income taxes of approximately $21,000, $422,000 and $740,000 (net of federal tax benefit) for the years ended December 31, 2009, 2008 and 2007, respectively.  As our operations in these states increase, the state income tax provision will have an increasing effect on our effective tax rate and results of operations.

Competition

We encounter significant competition both in attracting deposits and in originating loans.  Our most direct competition for deposits comes from other commercial and savings banks, savings associations and credit unions with offices in our market areas.  We also experience competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles.  We expect continued strong competition from such financial institutions and investment vehicles in the foreseeable future, including competition from on-line Internet banking competitors.  Our ability to attract and retain deposits depends on our ability to provide transaction services and investment opportunities that satisfy the requirements of depositors.  We compete for deposits by offering a variety of accounts and financial services, including robust electronic banking capabilities, with competitive rates and terms, at convenient locations and business hours, and delivered with a high level of personal service and expertise.

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

Regulation

Banner Bank and Islanders Bank

General:  As state-chartered, federally insured commercial banks, Banner Bank and Islanders Bank (the Banks) are subject to extensive regulation and must comply with various statutory and regulatory requirements, including prescribed minimum capital standards.  The Banks are regularly examined by the FDIC and state banking regulators and file periodic reports concerning their activities and financial condition with these banking regulators.  The Banks’ relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage and other loan documents.

Federal and state banking laws and regulations govern all areas of the operation of the Banks, including reserves, loans, investments, deposits, capital, issuance of securities, payment of dividends and establishment of branches.  Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice.  Under the expected MOU, Banner Bank will not be able to pay cash dividends to Banner Corporation without the prior approval of the Washington DFI and the FDIC.  The respective primary federal regulators of Banner Corporation, Banner Bank and Islanders Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

State Regulation and Supervision:  As a Washington state-chartered commercial bank with branches in the States of Washington, Oregon and Idaho, Banner Bank is subject to the applicable provisions of Washington, Oregon and Idaho law and regulations.  State law and regulations govern Banner Bank’s ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.  In a similar fashion, Washington State laws and regulations for state-chartered commercial banks also apply to Islanders Bank.

Deposit Insurance:  The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions.  As insurer of the Banks’ deposits, the FDIC has supervisory and enforcement authority over Banner Bank and Islanders Bank.

The deposits of the Banks are insured up to applicable limits by the Deposit Insurance Fund, or DIF, which is administered by the FDIC.  The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC.  It also may prohibit any institution insured by the FDIC from engaging in any activity determined by regulation or order to pose a serious risk to the institution and the DIF.  The FDIC also has the authority to initiate enforcement actions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for one of four risk categories.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  Under the FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates increase uniformly by three basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed on every insured institution a special assessment of five basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regularly quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. We prepaid $31.6 million in FDIC assessments during the fourth quarter of 2009 and the balance of the prepaid assessment was $29.5 million at December 31, 2009.

The FDIC estimates that the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

Federally insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarterly period ended December 31, 2009, the Financing Corporation assessment equaled 1.02 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For 2009, the Banks incurred $396,000 in FICO assessments.

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

Prompt Corrective Action:  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a core capital to risk-weighted assets ratio of not less than 4%, and a leverage ratio of not less than 4%.  Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

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

At December 31, 2009, both Banner Bank and Islanders Bank were categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

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

Capital Requirements: Federally insured financial institutions, such as Banner Bank and Islanders Bank, are required to maintain a minimum level of regulatory capital.  FDIC regulations recognize two types, or tiers, of capital:  core (Tier 1) capital and supplementary (Tier 2) capital.  Tier 1 capital generally includes common stockholders’ equity and qualifying noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is recognized up  to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock, certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years), and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may in included in Tier 2 capital for risk-based capital purposes is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets.  At December 31, 2009, Banner Bank and Islanders Bank had Tier 1 leverage capital ratios of 9.74% and 11.58%, respectively.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution’s particular risk profile.  Under the expected MOU, we anticipate that we will be required to maintain Banner Bank’s leverage ratio at 10% within a certain prescribed time period.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect the bank’s financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks.  At December 31, 2009, Banner Bank and Islanders Bank had Tier 1 risk-based capital ratios of 11.69% and 12.18%, respectively, and total risk-based capital ratios of 12.95% and 13.17%, respectively.

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

Emergency Economic Stabilization Act of 2008:  In October 2008, the EESA was enacted.  The EESA authorizes the U.S. Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program, or TARP.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the TARP Capital Purchase Program, or CPP, the Treasury may purchase debt or equity securities from participating institutions.  The TARP also allows direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  Banner completed its TARP CPP transaction on November 21, 2008 and received $124 million in funding from the U.S. Treasury Department.  For additional information regarding the TARP CPP transaction, see “Risk Factors – Risks Related to our Business—Risks specific to our participation in TARP.”

EESA also included additional provisions directed at bolstering the economy, which we were able to participate in, such as the temporary increase in FDIC insurance coverage of deposit accounts, which increased from $100,000 to $250,000 through December 31, 2013.

Temporary Liquidity Guaranty Program:  Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program, or TLGP, on October 14, 2008.  Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program, or the DGP, and the Transaction Account Guarantee Program, or the TAGP.   Eligible entities generally are participants unless they exercised opt out rights in timely fashion.   Banner Bank and Islanders Bank did not opt out of these programs.

For the DGP, eligible entities are generally U.S. bank holding companies, savings and loan holding companies, and FDIC-insured institutions.  Under the DGP, the FDIC guarantees certain senior unsecured debt of an eligible entity that are issued not later than October 31, 2009.  The guarantee is effective through the earlier of the maturity date or June 30, 2012 (for debt issued before April 1, 2009) or December 31, 2012 (for debt issued on or after April 1, 2009) .  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009, or for certain institutions, 2% of liabilities as of September 30, 2008.  The nonrefundable DGP fee ranges from 50 to 100 basis points (annualized), depending on maturity, for covered debt outstanding during the period until the earlier of maturity or June 30, 2012, with various surcharges of 10 to 50 basis points applicable to debt with a maturity of one year or more issued on or after April 1, 2009. Generally, eligible debt of a participating entity becomes covered when and as issued until the coverage limit is reached, except that under some circumstances, participating entities can issue certain nonguaranteed debt.  Various features of the DGP require applications, additional fees, and approvals. On March 31, 2009, Banner Bank completed an offering of $50 million of qualifying senior bank notes that are guaranteed by the FDIC under the DGP.  These notes require interest only payments for a term of three years with principal payable in full at maturity.  Banner Bank is required to pay a 1.00% fee (annualized) on this debt, which will result in a total fee of $1.5 million over three years.  None of the senior notes are redeemable prior to maturity.  We do not anticipate any additional borrowing under the TLGP.

For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into non-interest-bearing savings accounts.  Other NOW accounts and money market deposit accounts are not covered.  TAGP coverage lasts until December 31, 2009 and, unless the participant has opted out of the extension period, during the extension period of January 1, 2010 through June 30, 2010.  Participating institutions pay fees of 10 basis points (annualized) on the balance of each covered account in excess of $250,000 during the period through December 31, 2009.  During the extension period, such fees are 15 basis points for institutions in Risk Category I, 20 basis points for those in Risk Category II and 25 basis points for those in Risk Categories III and IV (Risk Categories are those assigned for deposit insurance purposes).

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

Real Estate Lending Standards:  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending.  The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk.  A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or

•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total capital or the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2009, Banner Bank’s and Islanders Bank’s aggregate loans in excess of the supervisory concentration ratios for construction, land development and land loans were 151% and 73% of total capital.  In addition, at December 31, 2009, Banner Bank’s and Islanders Bank’s loans on commercial real estate were 318% and 361%, respectively, of total capital.  As part of the expected MOU, Banner Bank will be required to develop and implement a plan to reduce its commercial real estate concentration.

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

Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  To the extent that legal uncertainty exists in this area, all creditors, including Banner Bank and Islanders Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System:  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or nonpersonal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank.  At December 31, 2009, the Banks’ deposits with the Federal Reserve Bank and vault cash exceeded their reserve requirements.

Affiliate Transactions:  Banner Corporation, Banner Bank and Islanders Bank are separate and distinct legal entities. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary’s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with nonaffiliates.

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

Dividends:  The amount of dividends payable by the Banks to us will depend upon their earnings and capital position, and is limited by federal and state laws, regulations and policies.  Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.  Under the expected MOU, Banner Bank will not be able to pay us dividends without the prior approval of the Washington DFI and the FDIC.

Privacy Standards:  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  Banner Bank and Islanders Bank are subject to FDIC regulations implementing the privacy protection provisions of the GLBA.  These regulations require the Banks to disclose their privacy policy, including informing consumers of their information sharing practices and informing consumers of their rights to opt out of certain practices.

Anti-Money Laundering and Customer Identification:   In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was signed into law on October 26, 2001.  The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.  Banner Bank’s and Islanders Bank’s policies and procedures comply with the requirements of the USA Patriot Act.

Other Consumer Protection Laws and Regulations.  The Banks are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject the Banks to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

The Americans with Disabilities Act requires employers with 15 or more employees and all businesses operating “commercial facilities” or “public accommodations” to accommodate disabled employees and customers.  The Americans with Disabilities Act has two major objectives: (i) to prevent discrimination against disabled job applicants, job candidates and employees, and (ii) to provide disabled persons with ready access to commercial facilities and public accommodations.  Commercial facilities, such as the Banks, must ensure that all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible.

Banner Corporation

General:  Banner Corporation, as sole shareholder of Banner Bank and Islanders Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA, and the regulations of the Federal Reserve.  We are required to file quarterly reports with the Federal Reserve and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.  Banner Corporation is also required to file certain reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission.

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

Federal Securities Laws.  Banner Corporation’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002:  The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with various accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission (SEC), under the Securities Exchange Act of 1934, or the Exchange Act.

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

Dividends:  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  The Company has been informed that it may not declare or pay any dividends on its common or preferred stock without the prior written non-objection of the Federal Reserve.

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Banks, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.  The guidelines require that a company’s total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.  As of December 31, 2009, Banner Corporation’s total risk-based capital was 12.73% of risk-weighted assets and its Tier 1 (core) capital was 11.47% of risk-weighted assets.

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.  The Company has been informed that it may not repurchase its common stock without the prior written non-objection of the Federal Reserve Bank.  For information concerning our repurchase activities during the 2009 fiscal year and for the quarter ended December 31, 2009, see Item 5.

Management Personnel

Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2009:

Name	Age	Position with Banner Corporation	Position with Banner Bank

D. Michael Jones	67	President, Chief Executive Officer,	President, Chief Executive Officer,
		Director	Director

Lloyd W. Baker	61	Executive Vice President,	Executive Vice President,
		Chief Financial Officer	Chief Financial Officer

Cynthia D. Purcell	52		Executive Vice President,
			Chief Operating Officer

Richard B. Barton	66		Executive Vice President,
			Chief Lending Officer

Paul E. Folz	55		Executive Vice President,
			Community Banking

Steven W. Rust	62		Executive Vice President,
			Chief Information Officer

Douglas M. Bennett	57		Executive Vice President,
			Real Estate Lending Operations

Tyrone J. Bliss	52		Executive Vice President,
			Risk Management and Compliance Officer

Gary W. Wagers	49		Executive Vice President
			Retail Products and Services

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

Paul E. Folz joined Banner Bank in 2002.  Mr. Folz has 31 years of commercial lending experience and, prior to joining Banner, served as Washington Mutual’s Senior Vice President in charge of commercial banking operations in the State of Oregon.

Steven W. Rust joined Banner Bank in October 2005.  Mr. Rust brings over 32 years of relevant industry experience to Banner Bank’s management team.  Prior to joining Banner Bank he was founder and president of InfoSoft Technology, through which he worked for nine years as a technology consultant and interim Chief Information Officer for banks and insurance companies.  He worked 19 years with US Bank/West One Bancorp as Senior Vice President & Manager of Information Systems.

Douglas M. Bennett, who joined Banner Bank in 1974, has over 34 years of experience in real estate lending.  He has served as a member of Banner Bank’s executive management committee since 2004.

Tyrone J. Bliss joined Banner Bank in 2002.  Mr. Bliss is a Certified Regulatory Compliance Manager with more than 31 years of commercial banking experience.  Prior to joining Banner Bank, his career included senior risk management and compliance positions with Bank of America’s Consumer Finance Group, Barnett Banks, Inc., and Florida-based community banks.

Gary W. Wagers joined Banner Bank as Senior Vice President, Consumer Lending Administration in 2002 and was named to his current position in Retail Products and Services in January 2008.  Mr. Wagers began his banking career in 1982 at Idaho First National Bank.  Prior to joining Banner Bank, his career included senior management positions in retail lending and branch banking operations with West One Bank and US Bank.

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

Risks Associated with Our Business

Our business may continue to be adversely affected by downturns in the national economy and the regional economies on which we depend.

Our operations are significantly affected by national and regional economic conditions.  Substantially all of our loans are to businesses and individuals in the states of Washington, Oregon and Idaho.  All of our branches and most of our deposit customers are also located in these three states.  A continuing decline in the economies of the markets in which we operate, in particular the Puget Sound area of Washington State, the Portland, Oregon metropolitan area and the agricultural regions of the Columbia Basin, could have a material adverse effect on our business, financial condition, results of operations and prospects.  In particular, Washington, Oregon and Idaho have experienced home price declines, increased foreclosures and high unemployment rates.  As a result of our high concentration of our customer base in the Puget Sound area of Washington State, the deterioration of businesses in the Puget Sound area, or one or more businesses with a large employee base in that area, also could have a material adverse effect on our business, financial condition, results of operations and prospects.  In addition, weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for loans made may decline further in value; and

•	the amount of our low-cost or non-interest bearing deposits may decrease.

Declining property values have increased the loan-to-value ratios on a significant portion of our residential mortgage loan portfolio, which exposes us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio or because of the decline in home values in our market areas.  Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses.  In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds.  As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Our loan portfolio includes loans with a higher risk of loss.

We originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, consumer loans, agricultural mortgage loans and agricultural loans as well as residential mortgage loans primarily within our market areas.  Generally, the types of loans other than the residential mortgage loans have a higher risk of loss than the residential mortgage loans.  We had approximately $3.087 billion outstanding in these types of higher risk loans at December 31, 2009 compared to approximately $3.362 billion at December 31, 2008.  These loans typically have greater credit risk than residential real estate for the following reasons:

•
Construction and Land Loans. At December 31, 2009, construction and land loans were $705 million or 19% of our total loan portfolio.  This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  While our origination of these types of loans has decreased significantly in the last two years, we continue to have significant levels of construction loan balances.  Most of our construction loans are for the construction of single family residences.  Reflecting the current slowdown in the residential market, the secondary market for land and construction loans is not readily liquid, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans.  If we foreclose on a construction loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral.  The decline in the number of potential purchasers has contributed to the decline in the value of these loans.  Accordingly, charge-offs on construction and land loans may be larger than those incurred by other segments of our loan portfolio.  At December 31, 2009, construction and land loans that were non-performing were $159 million or 74% of our total non-performing loans.

•
Commercial and Multifamily Mortgage Loans.  At December 31, 2009, commercial and multifamily loans were $1.236 billion or 33% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans.  Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multifamily mortgage loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  This risk is exacerbated in the current economic environment.  At December 31, 2009, commercial and multifamily loans that were non-performing were $8 million or 4% of our total non-performing loans.

•
Commercial Business Loans.  At December 31, 2009, commercial business loans were $638 million or 17% of our total loan portfolio. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2009, commercial business loans that were non-performing were $22 million or 10% of our total non-performing loans.

•
Agricultural Loans.  At December 31, 2009, agricultural loans were $205 million or 5% of our total loan portfolio.  Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers.  These factors include weather, commodity prices, and interest rates among others.  Collateral securing these loans may be difficult to evaluate, manage or liquidate and may not provide an adequate source of repayment.  At December 31, 2009, agricultural loans that were non-performing were $6 million or 3% of our total non-performing loans.

•
Consumer Loans.  At December 31, 2009, consumer loans were $302 million or 8% of our total loan portfolio.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  At December 31, 2009, consumer loans that were non-performing were $4 million, or 2% of our total non-performing loans.

Our provision for loan losses and net loan charge offs have increased significantly and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2009, we recorded a provision for loan losses of $109.0 million, compared to $62.5 million for the year ended December 31, 2008.  We also recorded net loan charge-offs of $88.9 million for the year ended December 31, 2009, compared to $33.1 million for the year ended December 31, 2008.  We are experiencing elevated levels of loan delinquencies and credit losses.  Slower sales, excess inventory and declining prices have been the primary causes of the increase in delinquencies and foreclosures for construction and land development loans which, including related real estate owned, represent 76% of our non-performing assets at December 31, 2009.  At December 31, 2009, our total non-performing assets had increased to $295.9 million compared to $209.2 million at December 31, 2008.  Further, our portfolio is concentrated in construction and land loans, commercial business and commercial real estate loans, all of which generally have a higher risk of loss than residential mortgage loans.  If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if general economic weakness is prolonged, we expect that could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment.  This risk is affected by, among other things:

• cash flow of the borrower and/or the project being financed;
• the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
• the duration of the loan;
• the character and creditworthiness of a particular borrower; and
• changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

·	our general reserve, based on our historical default and loss experience, certain macroeconomic factors, and management’s expectations of future events; and
·	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes.  If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 2.51% of total loans outstanding and 45% of non-performing loans at December 31, 2009.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

We are subject to various regulatory requirements, expect to be subject to a memorandum of understanding and may be subject to future additional regulatory restrictions and enforcement actions.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the Washington DFI and the Federal Reserve Board, and separately the FDIC as insurer of each of the Bank’s deposits, have authority to compel or restrict certain actions if either of the Banks’ capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital or is otherwise operating in an unsafe and unsound manner.  Among other matters, the corrective actions may include, but are not limited to, requiring us or the Banks to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; terminating the Banks’ FDIC insurance; requiring us to enter into a strategic transaction, whether by merger or otherwise; and taking possession of and closing and liquidating either or both of the Banks.  In addition, the FDIC has the authority to impose cross-guarantee liability against Banner Bank or Islanders Bank for any loss incurred by the FDIC, or any loss the FDIC reasonably anticipates incurring, in connection with the failure of one of the Banks or in connection with any assistance provided by the FDIC to one of the Banks in danger of failure.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets and our recent operating results, we are subject to increased regulatory scrutiny as well as increased FDIC premiums as a result of the potential risk of loss in our loan portfolio.  Following the regulators’ most recent examination of Banner Bank as of June 30, 2009, and the Federal Reserve examination of Banner Corporation as of September 30, 2009, we and Banner Bank expect to become subject to a Memorandum of Understanding (MOU) with the Washington DFI and the FDIC.  We expect that, under the MOU, Banner Bank will be required, among other things, to develop and implement plans to reduce commercial real estate concentrations; to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 leverage capital to equal or exceed 10% of average assets.  In addition, we expect to be required to retain management and directors acceptable to the Washington DFI and the FDIC.  Lastly, it is expected that Banner Bank will not be able to pay cash dividends to Banner Corporation without prior approval from the FDIC and Washington DFI.  No assurance can be given that our current management and directors are acceptable to the Washington DFI or the FDIC, that we will be able to retain or engage management and directors who are acceptable to the DFI or the FDIC or that we will be able to meet the requirements of the memoranda in a timely manner.

The Company and Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  The Company and Banner Bank also may not pay pursuant to or enter into certain severance and other forms of compensation agreements without regulatory approval.  In addition, the Company may not declare or pay any dividends on common or preferred stock, pay interest or principal on the balance of its junior subordinated debentures or repurchase our common stock without the prior written non-objection of the Federal Reserve Bank and must notify the Federal Reserve Bank prior to making any unusual or large payments.  Further, Banner Bank requires the approval of the FDIC to participate in any additional borrowings under the Temporary Liquidity Guarantee Program.

If we did not comply with the requirements imposed on us by the Federal Reserve Bank or were unable to meet the requirements of the expected memoranda from the Washington DFI and the FDIC in a timely manner, we could become subject to additional supervisory action, including a consent order.  If our banking supervisors were to take such additional supervisory action, we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both.  In addition, the FDIC has the power to deem either of the Banks to be only adequately capitalized even though its capital ratios meet the well capitalized standard.  In such event, such Bank would be prohibited from using brokered deposits, which have been a source of funds for us in recent years, and rates on deposits would be limited to market rates determined by the FDIC, potentially adversely affecting our liquidity.  The terms of any such corrective action could have a material negative effect on our business, our financial condition and the value of our common stock.  Additionally, there can be no assurance that we will not be subject to further supervisory action or regulatory proceedings.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.  In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.  See “We are subject to various regulatory requirements and may be subject to future additional regulatory restrictions and enforcement actions.”

We may have continuing losses and significant variation in our quarterly results.

We reported a net loss of $43.5 million available to common shareholders during the year ended December 31, 2009 compared to a net loss of $128.8 million during the year ended December 31, 2008.  The net loss for the year ended December 31, 2009 primarily resulted from our high level of non-performing assets and the resultant reduction in interest income and increased provision for loan losses.  All of our goodwill has been written off; however, we may continue to suffer further losses as a result of credit-related factors.  In addition, several other factors affecting our business can cause significant variations in our quarterly results of operations.  In particular, variations in the volume of our loan originations and sales, the differences between our cost of funds and the average interest rate earned on investments, special FDIC insurance charges, significant changes in real estate valuations and the fair valuation of our junior subordinated debentures or our investment securities portfolio could have a material adverse effect on our results of operations and financial condition.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as real estate owned (“REO”) and at certain other times during the assets holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (“fair value”).  A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, or if property values decline, the fair value of the investments in real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs.  Significant charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our REO and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by the bank regulators, may have a material adverse effect on our financial condition and results of operations.

The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has been experiencing volatility and disruption for more than a year.  These market conditions have affected and may further detrimentally affect the value of these securities, such as through reduced valuations because of the perception of heightened credit and liquidity risks.  There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

An increase in interest rates, change in the programs offered by governmental sponsored entities (“GSE”) or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income.  We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and non-GSE investors.  These entities account for a substantial portion of the secondary market in residential mortgage loans.  Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations.  Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income.  In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  We principally manage interest rate risk by managing the volume, mix and interest rate sensitivity of our earning assets and funding liabilities.  In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and /or sell loans; (2) the value of our interest-earning assets, which would negatively impact stockholders’ equity, our ability to realize gains from the sale of such assets and the collateral value of pledged assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 66% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2009, and approximately $1.7 billion, or 68%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.   At December 31, 2009, the weighted average floor interest rate of these loans was 5.78%.  At that date, approximately $1.5 billion, or 85%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse affect on our results of operations.

Our investment in Federal Home Loan Bank stock may be impaired.

At December 31, 2009, we owned $37.4 million of stock of the Federal Home Loan Bank of Seattle, or FHLB.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  Our FHLB stock has a par value of $100, is carried at cost, and is subject to recoverability testing.  The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  As a result, the FHLB has not paid a dividend since the fourth quarter of 2008.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, we have not recorded an impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities.  We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund.  As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009.  Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components.  These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.  In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounted to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base.  Our FDIC deposit insurance expense for the year ended December 31, 2009 was $10.0 million, including the special assessment of $2.0 million recorded in June 2009 and paid on September 30, 2009.  Any additional emergency special assessment imposed by the FDIC will negatively impact our earnings.

Continued weak or worsening credit availability could limit our ability to replace deposits and fund loan demand, which could adversely affect our earnings and capital levels.

Continued weak or worsening credit availability and the inability to obtain adequate funding to replace deposits and fund continued loan growth may negatively affect asset growth and, consequently, our earnings capability and capital levels.  In addition to any deposit growth, maturity of investment securities and loan payments, we rely from time to time on advances from the Federal Home Loan Bank of Seattle, borrowings from the Federal Reserve Bank of San Francisco and certain other wholesale funding sources to fund loans and replace deposits.  If the economy does not improve or continues to deteriorate, these additional funding sources could be negatively affected, which could limit the funds available to us.  Our liquidity position could be significantly constrained if we are unable to access funds from the Federal Home Loan Bank of Seattle, the Federal Reserve Bank of San Francisco or other wholesale funding sources.

Failure to manage our growth may adversely affect our performance.

Our financial performance and profitability depend on our ability to manage past and possible future growth.  Future acquisitions and our continued growth may present operating, integration and other issues that could have a material adverse effect on our business, financial condition or results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business and the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington, Oregon or Idaho markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued uncertainty in credit markets.  In addition, recent changes in the collateralization requirements and other provisions of the Washington and Oregon public funds deposit programs have changed the economic benefit associated with accepting public funds deposits, which may affect our need to utilize alternative sources of liquidity.

We may engage in FDIC-assisted transactions, which could present additional risks to our business.

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, including transactions in the states of Washington, Oregon and Idaho.  Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect.  In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital.  We cannot provide assurance that we would be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions.  Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict our ability to foreclose on single-family home loans and offer overdraft protection.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, and not holders of our common stock.  These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.  Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statues, regulations, or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments.  Property owners would be allowed to keep their property while working out their debts.  Bills placing temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or in the States of Washington, Oregon and Idaho in the future.  These laws may further restrict our collection efforts on one-to-four single-family mortgage loans.  Additional legislation recently enacted by Congress and federal regulations effective in 2010 give current debit card holders the chance to opt out of an overdraft protection program and limit overdraft fees, which could result in additional operational costs and a reduction in our non-interest income.

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  In this regard, banking regulators are considering additional regulations governing compensation which may adversely affect our ability to attract and retain employees.  On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system.  The reform plan proposes, among other matters, the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market.  The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance.  In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, and compensation practices.  If implemented, the foregoing regulatory reforms may have a material impact on our operations.  However, because the legislation needed to implement the President’s reform plan has not been introduced, and because the final legislation may differ significantly from the legislation proposed by the Administration, we cannot determine the specific impact of regulatory reform at this time.

Our litigation related costs might continue to increase.

The Banks are subject to a variety of legal proceedings that have arisen in the ordinary course of the Banks’ business.  In the current economic environment, the Banks’ involvement in litigation has increased significantly, primarily as a result of defaulted borrowers asserting claims to defeat or delay foreclosure proceedings.  The Banks believe that they have meritorious defenses in legal actions where they have been named as defendants and are vigorously defending these suits.  Although management, based on discussion with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Banks, there can be no assurance that a resolution of any such legal matters will not result in significant liability to the Banks nor have a material adverse impact on their financial condition and results of operations or the Banks’ ability to meet applicable regulatory requirements.  Moreover, the expenses of pending legal proceedings will adversely affect the Banks’ results of operations until they are resolved.  There can be no assurance that the Banks’ loan workout and other activities will not expose the Banks to additional legal actions, including lender liability or environmental claims.

Because of our participation in the TARP Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the TARP Capital Purchase Program, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds an investment in us.  These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers.  The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  Pursuant to the American Recovery and Reinvestment Act, further compensation restrictions, including significant limitations on incentive compensation, have been imposed on our senior executive officers and most highly compensated employees.  Such restrictions and any future restrictions on executive compensation which may be adopted, could adversely affect our ability to hire and retain senior executive officers.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Banks conduct their business.  The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy.  In addition, the American Recovery and Reinvestment Act has imposed significant limitations on executive compensation for recipients, such as us, of funds under the TARP Capital Purchase Program, which may make it more difficult for us to retain and recruit key personnel.  Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel.  In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees.  In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced an increase in apparent fraud and other financial crimes; however, we have not recently experienced material losses due to such crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers.  We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective.  Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems.  Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems.  The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

Our assets as of December 31, 2009 include a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  At December 31, 2009, the net deferred tax asset was approximately $14.8 million, an increase from a balance of approximately $5.5 million at December 31, 2008.  The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which has been significantly larger than net loan charge-offs deducted for tax reporting proposes.  The net deferred tax asset is also significantly affected by valuation adjustments for securities and junior subordinated debentures which are recognized for financial reporting purposes, and are not currently deductible for federal income tax reporting purposes.

A consequence of a large sale of our common stock could be that we experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (which is generally a greater than a 50 percentage point increase by certain “5% shareholders” over a rolling three year period).  Section 382 imposes an annual limitation on the utilization of deferred tax assets, such as net operating loss carryforwards and other tax attributes, once an ownership change has occurred.  Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period of the tax assets (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of a portion of our U.S. federal and state deferred tax assets and certain built-in losses that have not been recognized for tax purposes.

We regularly review our deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.  Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  We believe the recorded net deferred tax asset at December 31, 2009 is fully realizable; however, we would not know the impact of an ownership change until after the offering is completed. However, based on our preliminary analysis of the impact of such “ownership change” on our deferred tax assets, we believe that the impact on our deferred tax assets is unlikely to be material.  This is a preliminary and complex analysis and requires the Company to make certain judgments in determining the annual limitation.  As a result, it is possible that we could ultimately lose a significant portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.  If we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust this deferred tax asset, which would negatively impact our financial condition and results of operations.

If we defer payments of interest on our outstanding junior subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of December 31, 2009, we had outstanding $123.7 million aggregate principal amount ($47.7 million at fair value) of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts.  We have also guaranteed these trust preferred securities.  There are currently six separate series of these junior subordinated debentures outstanding, each series having been issued under a separate indenture and with a separate guarantee.  Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under such indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under such indenture; (ii) we are in default with respect to payment of any obligations under such guarantee; or (iii) we have deferred payment of interest on the junior subordinated debentures outstanding under that indenture.  In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debentures of each series from time to time for up to five years.

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

Also, Banner may not pay interest on the junior subordinated debentures without the prior written non-objection of the Federal Reserve.  There can be no assurance that the Federal Reserve will continue to allow us to make payments on our junior subordinated debentures.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2009, we have 89 branch offices located in Washington, Oregon and Idaho.  Three of those 89 are Islanders Bank branches and 86 are Banner Bank branches.  Sixty-four branches are located in Washington, sixteen in Oregon and nine in Idaho.  Of those offices, approximately half are owned and the other half are leased facilities.  We also have nine leased locations for loan production offices spread throughout the same three-state area.  The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from one to 25 years.  Administrative support offices are primarily in Washington, where we have nine facilities, of which we own two and lease seven.  Additionally, we have one leased administrative support office in Idaho and own one located in Oregon.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

Item 3 – Legal Proceedings

In the normal course of business, we have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which we hold a security interest.  We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition or operations.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2009 totaled 1,426 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.  The following tables show the reported high and low sale prices of our common stock for the periods presented, as well as the cash dividends declared per share of common stock for each of those periods.

Year Ended December 31, 2009	High	Low	Cash Dividend Declared
First quarter	$10.39	$1.81	$0.01
Second quarter	6.71	3.04	0.01
Third quarter	4.29	2.51	0.01
Fourth quarter	3.55	2.07	0.01

Year Ended December 31, 2008
	High	Low	Cash Dividend Declared
First quarter	$28.91	$19.90	$0.20
Second quarter	24.68	8.80	0.20
Third quarter	21.14	7.12	0.05
Fourth quarter	14.71	8.01	0.05

Year Ended December 31, 2007	High	Low	Cash Dividend Declared
First quarter	$45.41	$38.61	$0.19
Second quarter	41.97	34.06	0.19
Third quarter	36.39	27.63	0.19
Fourth quarter	36.14	27.18	0.20

The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors and is subject to the discretion of our board of directors.  After consideration of these factors, beginning in 2009, we reduced our dividend payout to preserve our capital.  On October 30, 2009, we paid our shareholders a dividend of $0.01 per share.  There can be no assurance that we will pay dividends on our common stock in the future.

The Federal Reserve Bank of San Francisco has also notified us that we may not declare or pay any dividends on common or preferred stock or pay interest or principal on the balance of its junior subordinated debentures without their prior written non-objection.

Our ability to pay dividends on our common stock depends primarily on dividends we receive from Banner Bank and Islanders Bank.  Under federal regulations, the dollar amount of dividends the Banks may pay depends upon their capital position and recent net income.  Generally, if a bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations.  However, an institution that has converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion.  Banner Bank, our primary subsidiary, converted to a stock form of ownership and is therefore subject to the limitation described in the preceding sentence.  In addition, under Washington law, no bank may declare or pay any dividend in an amount greater than its retained earnings.  The Washington DFI has the power to require any bank to suspend the payment of any and all dividends.

Further, under Washington law, Banner Corporation is prohibited from paying a dividend if, after making such dividend payment, it would be unable to pay its debts as they become due in the usual course of business, or if its total liabilities, plus the amount that would be needed, in the event Banner Corporation were to be dissolved at the time of the dividend payment, to satisfy preferential rights on dissolution of holders of preferred stock ranking senior in right of payment to the capital stock on which the applicable distribution is to be made, exceed our total assets.

In addition to the foregoing regulatory considerations, there are numerous governmental requirements and regulations that affect our business activities.  A change in applicable statutes, regulations or regulatory policy may have a material effect on our business and on our ability to pay dividends on our common stock.

In addition to the legal and regulatory restrictions described above, certain contractual provisions limit our ability to pay dividends on our common stock.  The securities purchase agreement between us and the Treasury, pursuant to which we issued our Series A Preferred Stock and Warrant as part of the TARP Capital Purchase Program, provides that prior to the earlier of (i) November 21, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of the Treasury, (a) pay a quarterly cash dividend on our common stock of more than $.05 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock, other than the Series A Preferred Stock, or any trust preferred securities then outstanding.  In addition, under the terms of the Series A Preferred Stock, we may not pay dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.  Dividends on the Series A Preferred Stock are payable quarterly at a rate of 5% per annum for the first five years and a rate of 9% per annum thereafter if not redeemed prior to that time.

Issuer Purchases of Equity Securities

We did not have any repurchases of our common stock from October 1, 2009 through December 31, 2009.

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

160
140
120
100
80
60
40
20
0
Index Value
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
Banner Corporation
NASDAQ Composite
SNL Bank $1B-$5B
SNL Bank NASDAQ

		Period Ended
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Banner Corporation	100.00	102.53	148.41	98.33	33.51	9.63
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26
SNL Bank NASDAQ	100.00	96.95	108.85	85.45	62.06	50.34

*Assumes $100 invested in Company common stock and each index at the close of business on December 31, 2004 and that all dividends were reinvested.  Information for the graph was provided by SNL Financial L.C. © 2010.

Item 6 – Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of December 31, 2009, 2008, 2007, 2006, and 2005 and for the years then ended have been derived from our audited consolidated financial statements.  Certain information for prior years has been restated in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 108 which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	At December 31
(In thousands)	2009	2008	2007	2006	2005

Total assets	$4,722,221	$4,584,368	$4,492,658	$3,495,566	$3,040,555
Loans receivable, net	3,694,852	3,886,211	3,763,790	2,930,455	2,408,833
Cash and securities (1)	640,657	419,718	354,809	347,410	427,681
Deposits	3,865,550	3,778,850	3,620,593	2,794,592	2,323,313
Borrowings	414,315	318,421	372,039	404,330	459,821
Common stockholders’ equity	287,721	317,433	437,846	250,607	220,857
Total stockholders’ equity	$405,128	$433,348	$437,846	$250,607	$220,857

Shares outstanding	21,540	17,152	16,266	12,314	12,082
Shares outstanding excluding unearned, restricted shares held in ESOP	21,299	16,912	16,026	12,074	11,782

OPERATING DATA:
	For the Years Ended December 31
(In thousands)	2009	2008	2007	2006	2005

Interest income	$237,370	$273,158	$295,497	$243,019	$190,160
Interest expense	92,797	125,345	145,690	116,114	81,377
Net interest income before provision loan losses	144,573	147,813	149,807	126,905	108,783
Provision for loan losses	109,000	62,500	5,900	5,500	4,903
Net interest income	35,573	85,313	143,907	121,405	103,880

Mortgage banking operations	8,893	6,045	6,270	5,824	5,647
Gain (loss) on sale of securities	--	--	--	65	(7,302)
Net change in valuation of financial instruments carried at fair value	11,018	9,156	11,574	--	--
Other operating income	23,779	24,428	20,551	14,686	12,199
Insurance recovery, net proceeds	--	--	--	(5,350)	--
FHLB prepayment penalties	--	--	--	--	6,077
Goodwill write-off	--	121,121	--	--	--
Other operating expenses	142,080	138,899	127,489	99,731	91,471

Income (loss) before provision for income tax (benefit) expense	(62,817)	(135,078)	54,813	47,599	16,876
Provision for income tax (benefit) expense	(27,053)	(7,085)	17,890	16,055	4,896

Net income (loss)	$(35,764)	$(127,993)	$36,923	$31,544	$11,980

PER COMMON SHARE DATA:
	At or for the Years Ended December 31
	2009	2008	2007	2006	2005
Net income (loss):
Basic	$(2.33)	$(7.94)	$2.53	$2.65	$1.04
Diluted	(2.33)	(7.94)	2.49	2.58	1.00
Common stockholders’ equity per share (2)	13.51	18.77	27.32	20.76	18.74
Common stockholders’ tangible equity per share (2)	12.99	17.96	18.73	17.75	15.67
Cash dividends	0.04	0.50	0.77	0.73	0.69
Dividend payout ratio (basic)	(1.72)%	(6.30)%	30.43%	27.55%	66.35%
Dividend payout ratio (diluted)	(1.72)%	(6.30)%	30.92%	28.29%	69.00%

	(footnotes follow tables)
OTHER DATA:
	At December 31
	2009	2008	2007	2006	2005

Full time equivalent employees	1,060	1,095	1,139	898	856
Number of branches	89	86	84	58	57

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2009	2008	2007	2006	2005
Performance Ratios:
Return on average assets (3)	(0.78)%	(2.78)%	0.91%	0.96%	0.39%
Return on average common equity (4)	(11.69)	(30.90)	10.07	13.29	5.43
Average common equity to average assets	6.71	8.99	9.06	7.19	7.23
Interest rate spread (5)	3.23	3.36	3.86	3.97	3.72
Net interest margin (6)	3.33	3.45	4.00	4.08	3.79
Non-interest income to average assets	0.96	0.86	0.95	0.62	0.35
Non-interest expense to average assets	3.12	5.65	3.15	2.86	3.20
Efficiency ratio (7)	75.47	138.72	67.74	64.00	81.75
Average interest-earning assets to interest- bearing liabilities	104.55	103.21	103.52	102.81	102.66

Selected Financial Ratios:
Allowance for loan losses as a percent of total loans at end of period	2.51	1.90	1.20	1.20	1.27
Net charge-offs as a percent of average outstanding loans during the period	2.28	0.84	0.08	0.03	0.16
Non-performing assets as a percent of total assets	6.27	4.56	0.99	0.43	0.36
Allowance for loan losses as a percent of non- performing loans (8)	0.45	0.40	1.08	2.53	2.96
Tangible common stockholders’ equity to tangible assets (9)	5.87	6.64	6.89	6.20	6.14

Consolidated Capital Ratios:
Total capital to risk-weighted assets	12.73	13.11	11.72	11.80	12.29
Tier 1 capital to risk-weighted assets	11.47	11.86	10.58	9.53	10.17
Tier 1 leverage capital to average assets	9.62	10.32	10.04	8.76	8.59

(1)	Includes securities available for sale and held to maturity.
(2)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP.
(3)	Net income divided by average assets.
(4)	Net income divided by average equity.
(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.
(7)	Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).
(8)	Non-performing loans consist of nonaccrual and 90 days past due loans.
(9)	Excluding preferred stock, goodwill, core deposit and other intangibles.

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

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2009, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  As of December 31, 2009, we had total consolidated assets of $4.7 billion, total loans of $3.7 billion, total deposits of $3.9 billion and total stockholders’ equity of $405 million.

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

Deteriorating economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 and generally continued in 2009 have presented an unusually challenging environment for banks and their holding companies, including Banner Corporation.  This has been particularly evident in our need to provide for credit losses during this period at significantly higher levels than our historical experience and has also affected our net interest income and other operating revenues and expenses.  As a result of these factors, for the year ended December 31, 2009, we had a net loss of $35.8 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss to common shareholders of $43.5 million, or ($2.33) per diluted share, compared to a net loss to common shareholders of $128.8 million, or ($7.94) per diluted share, for the year ended December 31, 2008.  The results in 2008 included a $121.1 million impairment charge for the write-off of goodwill.  Although there are indications of moderation, this stress in the economy has been the most significant challenge impacting our recent operating results and, like most financial institutions, our future operating results will be significantly affected by the course of recovery from the current recession.

Our provision for loan losses was $109.0 million for the year ended December 31, 2009, compared to $62.5 million recorded in the prior year.  The significant provision for loan losses in both years reflects material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  For most of the past two years, housing markets remained weak in many of our primary services areas, resulting in elevated levels of delinquencies and non-performing assets, deterioration in property values, particularly for residential land and building lots, and the need to provide for realized and anticipated losses.  By contrast, other non-housing related segments of our loan portfolio, while showing some signs of stress, have performed as expected with only normal levels of credit problems given the serious economic slowdown.  Throughout 2008 and 2009, the higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while we are encouraged by the continuing reduction in our exposure to residential construction loans and the recent slowdown in the surfacing of new problem assets, looking forward we anticipate our credit costs will remain elevated for a number of quarters and will have a continuing adverse effect on our earnings during 2010.  (See Note 9, Allowance for Loan Losses, as well as “Asset Quality” below.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses decreased by $3.2 million for the year ended December 31, 2009 to $144.6 million compared to $147.8 million for the prior year, primarily as a result of a contraction in our net interest spread and net interest margin as asset yields have declined sharply over the past two years in response to the Federal Reserve’s monetary policy actions designed to dramatically lower short-term interest rates.  Further, as well as affecting the amount of our loan loss provision, increased delinquencies and the resulting increased levels of non-accrual loans and other non-performing assets have had an adverse impact on our net interest margin.   Nonetheless, net interest income and the net interest margin improved meaningfully in the second half of 2009 as rapidly declining interest expense on deposits contributed to significantly lower funding costs and the trend of lower funding costs accelerated in the final quarter of 2009.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value.  (See Note 25, Fair Value Accounting and Measurement.)  For the year ended December 31, 2009, we recorded a net gain of $11.0 million ($7.1 million after tax) in fair value adjustments compared to a net gain of $9.2 million ($5.9 million after tax) for the year ended December 31, 2008.  Further, reflecting unprecedented difficulties in the operating environment for banking institutions and deteriorating market conditions, for the year ended December 31, 2008, our net income also included a $121.1 million non-cash, non-tax deductible impairment charge for the write-off of goodwill.

Other operating income, excluding the fair value adjustments, increased $2.2 million to $32.7 million for the year ended December 31, 2009 from $30.5 million for the prior year, primarily as a result of increased gain on the sale of loans from mortgage banking operations somewhat offset by a reduction in loan servicing fees.  Revenues (net interest income before the provision for loan losses plus other operating income), excluding fair value adjustments, decreased $1.0 million to $177.2 million for the year ended December 31, 2009, compared to $178.3 million for the year ended December 31, 2008, as the increased non-interest revenues were not sufficient to offset the decrease in net interest income.  Other operating expenses were $142.1 million for the year ended December 31, 2009, an increase from $138.9 million, excluding the goodwill write-off, for the year ended December 31, 2008.  The current year’s expenses reflect significantly increased deposit insurance expense, elevated costs associated with problem loan collection activities including professional services and charges related to real estate owned, and increased advertising, which were generally offset by reductions in compensation, occupancy, payment and card processing and miscellaneous expenses.

As noted above, in the year ended December 31, 2009, our net income included an $11.0 million net gain in the valuation of the selected financial assets and liabilities we record at fair value.  The fair value adjustment resulted in a reduction of $7.1 million (net after tax), or $0.38 per share (diluted), to the net loss reported for the year ended December 31, 2009.  By comparison, the $9.2 million fair value gain in the prior year resulted in a reduction of $5.9 million (net after tax), or ($0.36) per share (diluted) to the net loss.  Excluding the net fair value adjustments and the goodwill impairment in 2008, the net loss from core operations was $42.8 million ($50.5 million available to common shareholders) for the year ended December 31, 2009, compared to $12.7 million ($13.6 million available to common shareholders) for the year ended December 31, 2008.  Earnings or loss from core operations and other earnings information excluding the change in valuation of financial instruments carried at fair value and goodwill impairment charges represent non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  The decrease in earnings from core operations primarily reflects the increased loan loss provisioning, narrower net interest margin, higher FDIC insurance charges and increased collection costs.  See “Comparison of Results of Operations for the years ended December 31, 2009 and 2008” for more detailed information about our financial performance.

We offer a wide range of loan products to meet the demands of our customers.  Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties; however, over the past two years our origination of construction and land development loans has declined materially and the proportion of the portfolio invested in these types of loans has declined.  By contrast, residential mortgage loan originations in 2009 have significantly increased, primarily reflecting the impact of exceptionally low interest rates on the demand for loans to refinance existing debt, although loans to finance home purchases also increased in the two most recent quarters.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the current recession, in recent periods demand for these types of commercial business loans has been weak; however, total outstanding balances have remained nearly unchanged.  We have also increased our emphasis on consumer lending, although demand for consumer loans also has been modest in recent quarters.  Still, the portion of the loan portfolio invested in consumer loans has increased and is now 8% of total loans.  While continuing our commitment to residential lending, including our mortgage banking activities, we expect commercial lending (including owner-occupied commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly more important activities for us.  By contrast, we anticipate residential construction and related land development lending, which at December 31, 2009 represented 14% of the loan portfolio, compared to 21% a year earlier, will continue to be restrained by market conditions for the foreseeable future, as well as by our efforts to reduce our concentration in this type of lending, with balances continuing to decline for a number of quarters.  We also expect non-owner-occupied investor commercial real estate lending, for both construction and longer-term financing, to be curtailed with balances declining for the foreseeable future.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.  For the year ended December 31, 2009, our deposit balances increased modestly despite our decision to significantly reduce our exposure to public funds deposits, as the new higher collateralization requirements and the shared risk exposure under Washington and Oregon state regulations have made retaining these deposits less desirable than in the past.  In addition, although brokered deposits have never been an important component of our funding, we also chose to reduce brokered deposits by $103 million over the same twelve-month period.  Excluding the effects of public and brokered deposits, retail deposit growth for the year ended December 31, 2009 was very strong; however, payment processing revenues declined modestly, reflecting the adverse effect of the soft economy on activity levels for deposit customers, debit and credit cardholders and merchants.

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

Critical Accounting Policies

In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangibles such as goodwill, core deposit intangibles and mortgage servicing rights and (v) the valuation of real estate held-for-sale.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2007. For additional information concerning critical accounting policies, see Notes 1, 8, 9, 24 and 25 of the Notes to the Consolidated Financial Statements and the following:

Interest Income:   (Notes 1 & 8)  Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Provision and Allowance for Loan Losses:  (Notes 1 & 9)  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  We maintain an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in ASC 450, Contingencies.  We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income and value impaired loans consistent with the accounting guidelines outlined in ASC 310, Receivables.

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

Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance.  Losses on specific loans are provided for when the losses are probable and estimable.  General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for.  The level of general reserves is based on analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared.  The formula allowance is calculated by applying loss factors to outstanding loans, excluding those loans that are subject to individual analysis for specific allowances.  Loss factors are based on our historical loss experience adjusted for significant environmental considerations, including the experience of other banking organizations, that in our judgment affect the collectability of the portfolio as of the evaluation date.  The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  This methodology may result in losses or recoveries differing significantly from those provided in the Consolidated Financial Statements.

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

Fair Value Accounting and Measurement: (Notes 1 and 25)  We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.

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

In accordance with the standards, it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  However, in certain instances, when market observable inputs are not available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instruments.  In addition, changes in market conditions may reduce the availability of quoted prices or other observable inputs, requiring a change in the method, judgments and assumptions used to estimate fair value for specific instruments from that which was used in prior periods.  The disruption of certain financial markets and lack of meaningful transaction activity for certain securities beginning in 2008 and continuing in 2009 has made estimating fair values more difficult and less reliable than in prior years.

Goodwill and Other Intangible Assets:  (Notes 1 and 23)  Goodwill and other intangible assets consists primarily of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination accounted for under the purchase method, and core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Prior to December 31, 2008, the largest component of our intangible assets was goodwill which arose from business combinations completed in previous periods.  However, for the year ended December 31, 2008, we recorded $121.1 million of impairment charges, which eliminated all of the goodwill previously carried in our Consolidated Statements of Financial Condition.  The other major component of our intangible assets is core deposit intangibles, which is the value ascribed to the long-term deposit relationships arising from acquisitions.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Real Estate Held for Sale:  Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of estimated fair value, less cost to sell, or the carrying value of the defaulted loan.  Development and improvement costs relating to the property are capitalized.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

Adoption and Pending Adoption of Recent Accounting Pronouncements

Recently Adopted Accounting Standards:  In August 2009, FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value.  This update amends ASC 820, Fair Value Measurements and Disclosure, in regards to the fair value measurement of liabilities.  FASB ASC 820 clarifies that in circumstances in which a quoted price for an identical liability in an active market is not available, a reporting entity shall utilize one or more of the following techniques: i) the quoted price of the identical liability when traded as an asset, ii) the quoted price for a similar liability or for a similar liability when traded as an asset, or iii) another valuation technique that is consistent with the principles of ASC 820.  In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  Also, when measuring the fair value of a liability, a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update is effective for the Company in the fourth quarter of 2009 and the adoption of ASU 2009-05 did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2009, FASB amended the accounting standard for Subsequent Events.  The updated standard, ASC 855, established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The revisions did not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements.  It does require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The Company adopted the provisions of this guidance for the interim period ended June 30, 2009, and the effect of adoption on the Company’s Consolidated Financial Statements was not material.

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

In April 2009, FASB revised accounting standards for Investments—Debt and Equity Securities.  The standard, ASC 320, changes the Other-Than-Temporary-Impairment (“OTTI”) model for debt securities.  Under previous guidance, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary.  If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings.  Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is more likely than not that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security.  If the entity intends to sell the security or it is more likely than not it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI.  The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”).  Impairment losses related to all other factors are to be presented as a separate category within OCI.  For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows.  The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment and would not affect earnings.  If there is an indication of additional credit losses, the security is reevaluated accordingly based on the procedures described above. Upon adoption of the revised guidance, the noncredit portion of previously recognized OTTI is to be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings.  These revisions became effective in the interim reporting period ending after June 15, 2009.  We adopted these revisions for the quarter ended June 30, 2009 and the effect of the adoption on the Consolidated Financial Statements was not material.

In April 2009, FASB amended accounting standards for Fair Value Measurements and Disclosures.  The amended standard, ASC 820, addresses issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly.  The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive.  The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  It also provides guidance on identifying circumstances that indicate a transaction is not orderly.  If it is determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g., income approach or multiple valuation techniques) to determine fair value.  Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows.  The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  It also requires financial institutions to disclose the fair values of investment securities by major security type.  The changes are effective for the interim reporting period ending after June 15, 2009, and are to be applied prospectively.  The requirements of these amendments are consistent with the Company’s practice of calculating fair value on the various assets and liabilities it carries at fair value.  Therefore, there was no material impact on the fair value measurement of any assets or liabilities in the Consolidated Financial Statements.

In January 2009, FASB amended accounting standards for Investments—Other.  The amended standard, ASC 325, addresses certain practices or issues related to the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, by making its OTTI assessment guidance consistent with the accounting standards for Investments—Debt and Equity Securities.  The amendment removes the reference to the consideration of a market participant’s estimates of cash flows and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms.  If it is probable that there has been an adverse change in estimated cash flows, an OTTI is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made.  This amendment became effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively.  The amendment of these standards did not have a material impact on the Company’s Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements:  In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.  FASB ASU No. 2009-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation.  Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of adoption of FASB ASU No. 2010-06.  We do not expect the adoption of this ASU will have a material impact on the Company’s Consolidated Financial Statements.

In December 2009, FASB issued ASU No. 2009-17, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets.  This update codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-17 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  This standard will primarily impact the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement.  In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control.  To qualify as a participating interest, (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and  (iv) no party has the right to pledge or exchange the entire financial asset.  If the participating interest or surrender of control criteria are not met, the transfer is not accounted for as a sale and derecognition of the asset is not appropriate.  Rather, the transaction is accounted for as a secured borrowing arrangement.  The impact of certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets, liabilities and their respective interest income and expense. An increase in total assets also increases regulatory risk-weighted assets and could negatively impact our capital ratios.  The Company does not believe the impact of adoption will have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-18, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This update codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification.  ASU 2009-18 eliminates FASB Interpretations 46(R) (FIN 46(R)) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (VIE). The new guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the previous provisions.  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity.  This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  The Company is still evaluating the impact of the adoption of this guidance, but does not anticipate that this new guidance will have any material impact on the Company's consolidated financial statements.

Comparison of Financial Condition at December 31, 2009 and 2008

General.  Total assets increased $138 million, or 3%, from $4.584 billion at December 31, 2008, to $4.722 billion at December 31, 2009.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $191 million, or 5%, from $3.886 billion at December 31, 2008, to $3.695 billion at December 31, 2009.  The contraction in net loans was largely due to decreases of

$182 million in one- to four-family construction loans and $135 million in land and land development loans, as well as a decrease of $42 million in commercial business loans and $24 million in commercial construction loans.  These changes were partially offset by increases of $104 million in one- to four-family mortgage loans, $69 million in commercial real estate loans, $24 million in multi-family construction loans.  We continue to maintain a significant, although decreasing, investment in construction and land loans; however, new originations of these types of loans during the past two years has declined substantially and is expected to remain modest for the foreseeable future.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, transfers to real estate owned and charge offs, loans to finance the construction of one- to four-family residential real estate, which totaled $239 million at December 31, 2009, have decreased by $415 million, or 63%, since their peak quarter-end balance of $655 million at June 30, 2007.  In addition, land and development loans have decreased by $174 million, or 35%, compared to their peak quarter-end balances at March 31, 2008.  Given the current housing and economic environment, we anticipate that construction and land loan balances will continue to decline for the foreseeable future, although the pace of decline will be more modest as originations of new construction loans likely will increase somewhat as inventories of completed homes have been reduced and the build out of existing development projects will cautiously resume.

Securities increased marginally, from $317 million at December 31, 2008, to $318 million at December 31, 2009, as purchases slightly exceeded repayments and net fair value adjustments.  During the year ended December 31, 2009, net fair value adjustments for trading and available-for-sale securities reduced their carrying values by $5 million.  Effective January 1, 2007, we elected to reclassify many of our securities to fair value and, although we have not historically engaged in trading activities, these securities are reported as trading securities for financial reporting purposes.  At December 31, 2009, the fair value of our trading securities was $46 million less than their amortized cost.  The reduction reflected in the fair value of these securities compared to their amortized cost primarily was due to a net decrease of $41 million in the value of single-issuer trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies as well as a decrease of $7 million in the value of Fannie Mae and Freddie Mac common and preferred equity securities, offset by a small gain in all other trading securities.    (See Note 25, Fair Value Accounting and Measurement, in the Selected Notes to the Consolidated Financial Statements.)  Periodically, we also acquire securities which are designated as available-for-sale or held-to-maturity.  At December 31, 2009, we recorded a decrease of $590,000 ($377,000 net of tax) in net fair value adjustments related to available-for-sale securities, which was included as a component of other comprehensive income.  Generally, securities designated as held-to-maturity are reported at their amortized cost for financial reporting purposes.

Real estate owned acquired through foreclosures increased $56 million, from $22 million at December 31, 2008 to $78 million at December 31, 2009.  The year-ending total included $64 million in land or land development projects, $8 million in commercial real estate and $6 million in single-family homes.  During the year ended December 31, 2009, we transferred $102 million of loans into real estate owned, capitalized additional investments of $6 million in acquired properties, disposed of approximately $50 million of properties and recognized $2 million of charges for valuation adjustments related to currently owned properties.  (See “Asset Quality” discussion below.)

Deposits increased $87 million, or 2%, from $3.779 billion at December 31, 2008, to $3.866 billion at December 31, 2009.  Non-interest-bearing deposits increased by $73 million, or 14%, from $509 million to $582 million, and interest-bearing deposits increased by $13 million, to $3.283 billion at December 31, 2009.  In response to the now higher costs of collateralizing public fund deposits and to reduce the shared risk exposure under Washington and Oregon State regulations, we encouraged the runoff of $173 million in public funds, including $39 million of interest-bearing transaction accounts, since December 31, 2008.  We anticipate further declines in public fund deposits as we continue to adjust to these new regulations.  In addition, we elected to reduce brokered deposits by $103 million during the year ended December 31, 2009.  The decrease in public funds and brokered deposits was more than offset by strong growth in retail deposits during the year.

FHLB advances increased $78 million, from $111 million at December 31, 2008, to $190 million at December 31, 2009, while other borrowings increased $32 million to $177 million at December 31, 2009.  The increase in FHLB advances reflects a temporary increase in overnight borrowings at December 31, 2009 as a part of our short-term cash management activities and was offset by a comparable increase in interest-bearing cash balances.  The increase in other borrowings was the result of an offering completed by Banner Bank on March 31, 2009, of $50 million of qualifying senior bank notes covered by the TLGP with a fixed interest rate of 2.625% and a maturity date of March 31, 2012.  This debt, which does not require any collateralization, was issued to strengthen our overall liquidity position as we adjust to a lower level of public funds deposits.  Other borrowings at December 31, 2009 also include $124 million of retail repurchase agreements that are primarily related to customer cash management accounts.  Retail repurchase agreements have declined by $21 million during the year ended December 31, 2009, in part reflecting certain customers’ reduced use of collateralized accounts as a result of increased FDIC insurance coverage.

Junior subordinated debentures decreased by $14 million since December 31, 2008, reflecting the fair value adjustments as changes in credit market conditions, including a sharp reduction in the level of three month LIBOR, had a particularly significant impact on the valuation of this type of security.  The change in the fair value of the junior subordinated debentures, while significant, represents a non-cash valuation adjustment, had no effect on our liquidity or ability to fund our operations and was substantially offset by similar adjustments to certain investment securities as noted above.  (See Note 25, Fair Value of Financial Instruments.)

During the year ended December 31, 2009, we issued 4,387,552 additional shares of common stock for $15 million at an average net per share price of $3.36 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  This stock issuance activity was more than offset by the changes in retained earnings as a result of losses from operations and the accrual of preferred stock dividends, resulting in a net $28 million decrease in stockholders’ equity.  During the year ended December 31, 2009, we did not issue or repurchase any shares of Banner Corporation common stock in connection with the exercise of vested stock options and grants.

Investments: At December 31, 2009, our consolidated investment portfolio totaled $318 million and consisted principally of U.S. Government agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, and corporate debt obligations.  From time to time, our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2009, our aggregate investment in securities was nearly unchanged, increasing by only $1 million.  Holdings of U.S. Treasury and agency obligations increased $24 million, mortgage-backed securities decreased $28 million and municipal bonds increased $10 million.  Corporate and other securities decreased $5 million, largely as a result of fair value accounting adjustments for trust preferred securities issued by other financial institutions.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a fair value of $94 million ($95 million at amortized cost) at December 31, 2009, a weighted average maturity of 4.2 years and a weighted average coupon rate of 3.04%.  Most of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.  These securities are primarily pledged as collateral for retail repurchase agreements.

Mortgage-Backed Obligations:  At December 31, 2009, our mortgage-backed and mortgage-related securities totaled $106 million, or 33% of the consolidated investment portfolio.  Included within this amount were collateralized mortgage obligations (CMOs) with a net carrying value of $38 million.  The estimated fair value of the mortgage-backed and mortgage-related securities at December 31, 2009 was $106 million, which was $3 million more than the amortized cost of $103 million.  At December 31, 2009, our portfolio of mortgage-backed and mortgage-related securities had a weighted average coupon rate of 4.96%.  At that date, 85% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 15% pay at an adjustable-interest rate.  The estimated weighted average remaining life of the portfolio was 3.3 years.  We do not believe that any of our mortgage-backed obligations had a meaningful exposure to sub-prime mortgages.

Municipal Bonds:  Our tax-exempt municipal bond portfolio at December 31, 2009 totaled $73 million at estimated fair value ($70 million at amortized cost), and was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts located in the states of Washington, Oregon and Idaho, our primary service area.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2009 totaled $4 million at estimated fair value ($4 million at amortized cost).  At December 31, 2009, general obligation bonds and revenue bonds had total estimated fair values of $49 million and $27 million, respectively.  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers.  At December 31, 2009, our municipal bond portfolio had a weighted average maturity of approximately 12.3 years, an average coupon rate of 4.77% and an average taxable equivalent yield of 6.69%.  The largest principal balance of any security in the municipal portfolio was a general obligation bond issued by the Public Hospital District No. 1, Columbia and Walla Walla Counties, Washington, with an amortized cost of $4.9 million and a fair value of $4.9 million.

Corporate Bonds:  Our corporate bond portfolio, which totaled $42 million at fair value ($85 million at amortized cost) at December 31, 2009, was comprised principally of long-term fixed- and adjustable-rate capital securities issued by financial institutions, including pooled trust preferred securities.  The market for these capital securities deteriorated significantly in 2008 and 2009 and in our opinion is not currently functioning in a meaningful manner.  As a result, the fair value estimates for many of these securities are more subjective than in previous periods.  Nonetheless, it is apparent that the values have declined appreciably, which is reflected in our financial statements and results of operations.  In addition to the disruption in the market for these securities, the decline in value also reflects deterioration in the financial condition of some of the issuing financial institutions and payment deferrals and defaults by certain institutions.  (See Critical Accounting Policies and Note 25 of the Notes to Consolidated Financial Statements.)  At December 31, 2009, the portfolio had a weighted average maturity of 25.0 years and a weighted average coupon rate of 2.78%.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities available for sale, both carried at estimated fair market value, and held to maturity, carried at amortized cost (dollars in thousands):

Table 1: Securities—Trading
	2009		2008		2007
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government Treasury and agency obligations	$41,255	28.0%	$70,389	34.5%	$30,015	14.7%
Municipal bonds:
Taxable	1,034	0.7	2,041	1.0	2,043	1.0
Tax exempt	6,117	4.2	9,988	4.9	7,180	3.5
Corporate bonds	35,017	23.8	40,220	19.7	56,125	27.7
Mortgage-backed or related securities:
Mortgage-backed securities
GNMA	--	--	--	--	2,732	1.4
FHLMC	21,657	14.7	28,702	14.1	32,380	16.0
FNMA	28,127	19.1	32,606	16.0	41,377	20.4
Other	--	--	--	--	--	--
Total mortgage-backed securities	49,784	33.8	61,308	30.1	76,489	37.8

Mortgage-related securities
CMOs–agency backed	13,602	9.3	19,722	9.7	23,285	11.5
CMOs–non-agency	--	--	--	--	--	0.0
Total mortgage-related securities	13,602	9.3	19,722	9.7	23,285	11.5
Total	63,386	43.1	81,030	39.8	99,775	49.3

Equity securities	342	0.2	234	0.1	7,726	3.8

Total securities—trading	$147,151	100.0%	$203,902	100.0%	$202,863	100.0%

Table 2: Securities—Available-for-Sale
	2009		2008		2007		2006
	Carrying Value	Percent of Total	Carrying Value	Percent of Total			Carrying Value	Percent of Total
U.S. Government Treasury and agency obligations	$53,112	55.5%	$--	--%	$--	--%	$27,295	12.1%
Municipal bonds:
Taxable	--	--	--	--	--	--	4,555	2.0
Tax exempt	--	--	--	--	--	--	3,044	1.4
Corporate bonds	--	--	--	--	--	--	37,382	16.5
Mortgage-backed or related securities:
Mortgage-backed securities
GNMA	18,457	19.3	33,729	63.3	--	--	--	--
FHLMC	--	--	--	--	--	--	37,412	16.5
FNMA	--	--	--	--	--	--	42,943	19.0
Other	--	--	--	--	--	--	--	--
Total mortgage-backed securities	18,457	19.3	33,729	63.3	--	--	80,355	35.5

Mortgage-related securities
CMOs–agency backed	17,633	18.4	10,005	18.8	--	--	43,998	19.5
CMOs–non-agency	6,465	6.8	9,538	17.9	--	--	25,814	11.4
Total mortgage-related securities	24,098	25.2	19,543	36.7	--	--	69,812	30.9
Total	42,555	44.5	53,272	100.0	--	--	150,167	66.4

Equity securities	--	--	--	--	--	--	3,710	1.6

Total securities available for sale	$95,667	100.0%	$53,272	100.0%	$--	--%	$226,153	100.0%

Table 3: Securities—Held-to-Maturity
	2009		2008		2007		2006
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Municipal bonds:
Taxable	$2,683	3.6%	$2,925	4.9%	$2,565	4.8%	$99	0.2%
Tax exempt	63,901	85.4	48,619	81.3	42,701	79.8	39,773	83.1
Corporate bonds	8,250	11.0	8,250	13.8	8,250	15.4	8,000	16.7
Mortgage-backed securities:
FHLMC certificates	--	--	--	--	--	--	--	--
FNMA certificates	--	--	--	--	--	--	--	--
Total mortgage-backed securities	--	--	--	--	--	--	--	--

Total	$74,834	100.0%	$59,794	100.0%	$53,516	100.0%	$47,872	100.0%
Estimated market value	$76,489		$60,530		$54,721		$49,008

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—trading at fair value (dollars in thousands):

Table 4:  Securities–Trading Maturity/Repricing and Rates

	Securities—Trading at December 31, 2009

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
U.S. Government Treasury and agency obligations:
Fixed-rate	$--	--%	$39,804	3.10%	$--	--%	$1,451	5.03%	$--	--%	$41,255	3.17%
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	--	--	39,804	--	--	--	1,451	5.03	--	--	41,255	3.17

Municipal bonds:
Taxable	--	--	--	--	--	--	--	--	1,034	6.18	1,034	6.18
Tax exempt	565	6.02	473	6.15	4,875	6.86	204	6.02	--	--	6,117	6.70
	565		473	6.15	4,875	6.86	204	6.02	1,034	6.18	7,151	6.63
Corporate bonds:
Fixed-rate	--	--	--	--	--	--	4,825	8.15	--	--	4,825	8.15
Adjustable-rate	30,192	4.92	--	--	--	--	--	--	--	--	30,192	4.92
	30,192	4.92	--	--	--	--	4,825	8.15	--	--	35,017	5.37

Mortgage-backed obligations:
Fixed-rate	--	--	--	--	14,358	4.42	10,451	4.96	8,930	5.19	33,739	4.79
Adjustable-rate	1,487	2.97	14,558	4.14	--	--	--	--	--	--	16,045	4.03
	1,487	2.97	14,558	4.14	14,358	4.42	10,451	4.96	8,930	5.19	49,784	4.55
Mortgage-related obligations:
Fixed-rate	--	--	--	--	2,407	4.24	4,256	4.30	6,939	4.02	13,602	4.15
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	--	--	--	--	2,407	4.24	4,256	4.30	6,939	4.02	13,602	4.15
Total mortgage-backed or related obligations	1,487	2.97	14,558	4.14	16,765	4.40	14,707	4.77	15,869	4.68	63,386	4.46

Equity securities	342	--	--	--	--	--	--	--	--	--	342	--

Total securities—trading— carrying value	$32,586	4.85	$54,835	3.40	$21,640	4.95	$21,187	5.57	$16,903	5.08	$147,151	4.41

Total securities—trading— amortized cost	$80,170		$54,204		$21,230		$20,945		$16,304		$192,853

(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—available for sale at fair value (dollars in thousands):

Table 5:  Securities–Available-for-Sale Maturity/Repricing and Rates

	Securities—Available for Sale at December 31, 2009

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
Mortgage-backed obligations:
Fixed-rate	$--	--%	$48,257	2.19%	$4,854	3.40%	$--	--%	$--	--%	$53,111	2.30%
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	--	--	48,257	2.19	4,854	3.40	--	--	--	--	53,111	2.30

Mortgage-related obligations:
Fixed-rate	--	--	--	--	--	--	--	--	18,458	4.90	18,458	4.90
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	--	--	--	--	--	--	--	--	18,458	4.90	18,458	4.90

Total mortgage-backed or related obligations:	--	--	--	--	--	--	5,196	5.25	18,902	4.66	24,098	4.79

Total securities available for sale—carrying value	$--	--	$48,257	2.19	$4,854	3.40	$5,196	5.25	$37,360	4.78	$95,667	3.43

Total securities available for sale—amortized cost	$--	--	$48,748	--	$4,983	--	$5,133		$38,310		$95,174

(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities held to maturity (dollars in thousands):

Table 6:  Securities–Held-to-Maturity Maturity/Repricing and Rates

	Securities—Held to Maturity at December 31, 2009

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
Municipal bonds:
Taxable	$208	5.48%	$1,421	5.75%	$--	--%	$--	--%	$1,054	5.73%	$2,683	5.72%
Tax exempt	3,848	6.25	11,285	6.05	11,334	6.01	35,352	7.14	2,082	8.55	63,901	6.74
	4,056	6.21	12,706	6.02	11,334	6.01	35,352	7.14	3,136	7.60	66,584	6.70
Corporate bonds:
Fixed-rate	--	--	750	2.67	500	3.00	4,000	9.88	3,000	11.00	8,250	9.21

Total securities held to maturity—carrying value	$4,056	6.21	$13,456	5.83	$11,834	5.88	$39,352	7.42	$6,136	9.26	$74,834	6.98

Total securities held to maturity—estimated market value	$4,091		$14,041		$12,419		$40,076		$5,862		$76,489

(1)Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

Loans/Lending:  Our net loan portfolio decreased $191 million, or 5%,  during the year ended December 31, 2009, compared to an increase of $122 million, or 3% during the year ended December 31, 2008 and an increase of $833 million, or 28%, ($597 million was added through acquisitions), in the year ended December 31, 2007.  While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  Reflecting the current recession, loan demand has been weak for most of the past two years as consumers and businesses have been cautious in their use of credit.  In addition, in response to weak housing markets we significantly curtailed the origination of new residential construction and land development loans.  As a result, our loan growth slowed significantly in 2008 and, as noted above, loan portfolio balances declined in 2009.  Looking forward, new loan originations and portfolio balances will be significantly affected by the course of the recovery from the current economic recession.  For the years ended December 31, 2009, 2008 and 2007, we originated, net of repayments, $582 million, $562 million and $607 million of loans, respectively.

We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans to secondary market purchasers.  Proceeds from sales of loans for the years ended December 31, 2009, 2008 and 2007 totaled $563 million, $366 million and $393 million, respectively.  We sell loans on both a servicing-retained and a servicing-released basis.  See “Loan Servicing Portfolio” below.  The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions.  Loans held for sale decreased to $4 million at December 31, 2009, compared to $7 million at December 31, 2008.

At various times, we also purchase whole loans and participation interests in loans.  During the years ended December 31, 2009, 2008 and 2007, we purchased $1 million, $13 million and $23 million, respectively, of loans and loan participation interests.

One- to Four-Family Residential Real Estate Lending:  At December 31, 2009, $703 million, or 18.6% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  We are active originators of one- to four-family residential loans in communities where we have established offices in Washington, Oregon and Idaho.  Despite slowing economic activity, continued in-migration and the unprecedented low mortgage interest rate environment in 2009 supported demand for residential loans.  In addition, in the spring of the year we instituted an aggressive advertising and mortgage financial campaign called the Great Northwest Home Rush designed to promote the sale of newly constructed homes that we had previously financed.  In working with the home builders and their realtors, the campaign included a significant commitment to advertising and marketing as well as attractive loan rates and terms, and resulted in a substantial amount of home sales and new loan originations.  The combined effects of these factors allowed us to originate a total of $732 million of one- to four-family residential loans for the year ended December 31, 2009.  The loan sales noted above, coupled with principal repayments, offset much of the increase from current year origination activity; however, in 2009 we had a $104 million increase in the balance of loans on one- to four-family residences compared to the prior year.

Construction and Land Lending:  A significant proportion of our loan portfolio consists of residential construction loans to professional home builders, as well as land loans and loans for the construction of commercial and multifamily real estate.  As home sales slowed in the second half of 2007 and the housing market weakened even further in 2008 and into 2009, we significantly reduced our origination of new construction and land development loans.  Improving home sales in the second half of 2009 and restructuring opportunities were sufficient to reduce our portfolio of one- to-four-family construction loans by $182 million compared to the prior year-end and by $415 million compared to their peak quarter-end balance at June 30, 2007.  Likewise, land development loans decreased $135 million to $328 million at December 31, 2009; however, a meaningful portion of the decline in land development loans resulted from transfers to real estate owned and charge-offs.  We continue to believe that land and land development loans represent the most significant source of risk in our loan portfolio.  At December 31, 2009, construction and land loans totaled $705 million (including $284 million of residential land or land development loans, $138 million of commercial and multifamily real estate construction loans and $44 million of commercial land or land development loans), or 18.6% of total loans, compared to $1.022 billion, or 25.7%, at December 31, 2008.  Construction and land development loan originations totaled $190 million for the year ended December 31, 2009, a 45% decrease compared to $345 million for the year ended December 31, 2008.  The geographic distribution of our construction and land development loans is approximately 32% in the greater Puget Sound market, 38% in the greater Portland, Oregon market, and 7% in the greater Boise, Idaho market, with the remaining 23% distributed in various eastern Washington, eastern Oregon, and northern Idaho markets we serve.  Increased delinquencies and defaults in residential construction and land development loans had a material adverse effect on our results of operations for 2008 and 2009 and at December 31, 2009, 76% of our non-performing assets resulted from construction and land development lending.  See “Asset Quality.”

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by multifamily and commercial real estate.  Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  We experienced reasonable demand for both multifamily and commercial real estate loans in 2009, although multifamily loan growth was relatively modest.  At December 31, 2009, our loan portfolio included $153 million in multifamily and $1.083 billion in commercial real estate loans.  Multifamily and commercial real estate loans comprised 32.5% of total loans at December 31, 2009, compared to 29.4% a year earlier, while combined growth for these loan types was $71 million for the year.

Commercial Business Lending:  We are active in small- to medium-sized business lending.  In addition to providing earning assets, this type of lending has helped increase the deposit base.  Unfortunately, as economic activity remained slow in the current year, demand for commercial business loans was restrained, resulting in a decrease of $42 million, or 6% for the year.  At December 31, 2009, commercial business loans totaled $638 million, or 16.8% of total loans, compared to $680 million, or 17.2%, at December 31, 2008.  Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  Generally, in 2009, weather conditions, production levels and market prices were good for most of our agricultural borrowers except for dairy products where excess supply and weak demand put strain on certain dairy operations.  Generally, agricultural loan balances have a seasonal pattern and for the year the peak quarter-end balance was $226 million, or 5.8% of the loan portfolio on September 30, 2009.  At December 31, 2009, agricultural loans totaled $205 million, or 5.4% of the loan portfolio, compared to $204 million, or 5.2%, at December 31, 2008.

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts and, although the balances are not currently significant, in 2006 we reintroduced credit card lending to our consumer loan products.  While consumer lending has traditionally been a small part of our business with loans made primarily to accommodate our existing customer base, it has received renewed emphasis in recent years.  This increased effort along with the impact of the 2007 acquisitions has allowed non-real estate-related consumer loans to increase meaningfully despite continuing high levels of prepayments.  At December 31, 2009, we had $111 million, or 2.9% of our loans receivable, in non-real estate-secured consumer loans, a slight decrease compared to December 31, 2008.  In addition, consumer loans secured by one- to four-family real estate, including home equity lines of credit, increased by $16 million to $191 million, or 5.1% of total loans, at December 31, 2009, compared to $176 million, or 4.5%, at December 31, 2008.  While consumer loans remain a relatively small portion of the loan portfolio, aggregate growth was 4% in 2009 and we anticipate increased consumer loan activity in future periods as our branch network and retail customer base continue to grow.

Loan Servicing Portfolio:  At December 31, 2009, we were servicing $679 million of loans for others, compared to $446 million at December 31, 2008.  The loan servicing portfolio at December 31, 2009 included $388 million of Freddie Mac mortgage loans, $109 million of Fannie Mae mortgage loans and $182 million of loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington and Oregon.  For the year ended December 31, 2009, $93,000 of loan servicing fees, net of $2.1 million of servicing rights amortization and a valuation adjustment of $800,000, was recognized in operations.  For the prior year, net loan servicing fees were $1.7 million.  The decreased servicing income for the current year primarily reflects an elevated level of loan prepayments resulting in accelerated amortization of mortgage servicing rights as well as an $800,000 impairment charge to adjust the carrying value our mortgage servicing rights.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  For the years ended December 31, 2009, 2008 and 2007, we capitalized $5.0 million, $1.6 million and $781,000, respectively, of MSRs relating to loans sold with servicing retained.  Amortization of MSRs for the years ended December 31, 2009, 2008 and 2007, was $2.1 million, $902,000 and $658,000, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  For the year ended December 31, 2009, we recorded a valuation adjustment of $800,000.  MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates; however, in the current year MSR values were also adversely impacted by the effect of distressed sellers on market prices.  At December 31, 2009 and 2008, MSRs were carried at a value, net of amortization, of $5.7 and $3.6 million, respectively.

Table 7:  Loan Portfolio Analysis

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated (dollars in thousands):

	December 31
	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans :
Commercial real estate	$1,082,959	28.5%	$1,013,709	25.6%	$882,523	23.2%	$596,488	20.1%	$555,889	22.8%
Multifamily real estate	153,497	4.1	151,274	3.8	165,886	4.4	147,311	5.0	144,512	5.9
Commercial construction	80,236	2.1	104,495	2.6	74,123	1.9	98,224	3.3	51,931	2.1
Multifamily construction	57,422	1.5	33,661	0.8	35,318	0.9	39,908	1.3	62,624	2.6
One- to four-family construction	239,135	6.3	420,673	10.6	613,779	16.1	570,501	19.2	348,661	14.3
Land and land development	328,074	8.7	463,257	11.7	478,957	12.6	391,275	13.2	221,756	9.2
Commercial business	637,823	16.8	679,867	17.2	696,350	18.3	467,745	15.8	442,232	18.1
Agricultural business, including secured by farmland	205,307	5.4	204,142	5.2	186,305	4.9	163,518	5.5	147,562	6.0
One- to four-family real estate	703,277	18.6	599,169	15.1	445,222	11.7	361,625	12.2	365,903	15.0

Consumer	110,937	2.9	115,515	2.9	112,188	2.9	62,216	2.1	49,253	2.0
Consumer secured by one- to four-family real estate	191,454	5.1	175,646	4.5	118,966	3.1	67,179	2.3	49,408	2.0
Total consumer	302,391	8.0	291,161	7.4	231,154	6.0	129,395	4.4	98,661	4.0

Total loans	3,790,121	100.0%	3,961,408	100.0%	3,809,617	100.0%	2,965,990	100.0%	2,439,731	100.0%
Less allowance for loan losses	(95,269)		(75,197)		(45,827)		(35,535)		(30,898)
Total net loans at end of period:	$3,694,852		$3,886,211		$3,763,790		$2,930,455		$2,408,833

The following table sets forth the Company’s loans by geographic concentration at December 31, 2009 (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Loans:
Commercial real estate owner-occupied	$401,392	$61,821	$46,251	$--	$509,464
Commercial real estate non-owner-occupied	413,570	105,956	43,684	10,285	573,495
Multifamily real estate	127,748	13,672	8,776	3,301	153,497
Commercial construction	57,493	13,625	9,118	--	80,236
Multifamily construction	29,956	27,466	--	--	57,422
One- to four-family construction	107,067	120,395	11,673	--	239,135
Land and land development	169,669	125,067	33,338	--	328,074
Commercial business	451,531	92,289	70,803	23,200	637,823
Agricultural business, including secured by farmland	94,452	50,419	60,436	--	205,307
One-to four-family real estate	485,185	185,573	30,064	2,455	703,277
Consumer	216,315	65,564	20,011	501	302,391

Total loans outstanding	$2,554,378	$861,847	$334,154	$39,742	$3,790,121

Percent of total loans	67.4%	22.7%	8.8%	1.1%	100.0%

The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances are net of loans in progress (undisbursed loan proceeds), unamortized premiums and discounts, include loans held for sale and exclude the allowance for loan losses (dollars in thousands):

Table 8:  Loan Maturity
	Maturing Within One Year	Maturing After 1 to 3 Years	Maturing After 3 to 5 Years	Maturing After 5 to 10 Years	Maturing After 10 Years	Total
Loans:
Commercial real estate owner-occupied	$19,516	$31,559	$65,087	$314,674	$78,628	$509,464
Commercial real estate non-owner-occupied	40,160	41,781	169,254	275,163	47,137	573,495
Multifamily real estate	8,143	20,740	27,208	54,638	42,768	153,497
Commercial construction	77,836	484	--	--	1,916	80,236
Multifamily construction	57,422	--	--	--	--	57,422
One- to –four-family construction	202,142	31,669	1,987	770	2,567	239,135
Residential land development and acquisition	222,569	51,383	2,775	648	6,956	284,331
Commercial land development and acquisition	34,176	4,798	738	2,884	1,147	43,743
Commercial business	319,326	101,236	121,721	82,430	13,110	637,823
Agricultural business, including secured by farmland	112,967	21,217	18,639	48,571	3,913	205,307
One- to four-family real estate	11,678	48,104	28,088	21,551	593,856	703,277

Consumer	15,604	20,157	16,823	12,770	45,583	110,937
Consumer secured by one- to four-family real estate	7,088	6,972	6,703	7,158	163,533	191,454
Total consumer	22,692	27,129	23,526	19,928	209,116	302,391

Total loans	$1,128,627	$380,100	$459,023	$821,257	$1,001,114	$3,790,121

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

The following table sets forth the dollar amount of all loans due after December 31, 2009 which have fixed interest rates and floating or adjustable interest rates (dollars in thousands):
Table 8(a):  Loans Maturing after One Year
	Fixed Rates	Floating or Adjustable Rates	Total
Loans:
Commercial real estate owner-occupied	$80,958	$408,990	$489,948
Commercial real estate non-owner-occupied	147,792	385,543	533,335
Multifamily real estate	47,335	98,019	145,354
Commercial construction	--	2,400	2,400
Multifamily construction	--	--	--
One- to –four family construction	20,240	16,753	36,993
Residential land development and acquisition	18,040	43,722	61,762
Commercial land development and acquisition	2,202	7,365	9,567
Commercial business	145,524	172,973	318,497
Agricultural business, including secured by farmland	28,203	64,137	92,340
One- to- four-family real estate	543,508	148,091	691,599

Consumer	82,043	13,290	95,333
Consumer secured by one- to- four-family real estate	15,683	168,683	184,366
Total consumer	97,726	181,973	279,699

Total	$1,131,528	$1,529,966	$2,661,494

Deposit Accounts:  Our retail deposit franchise had a very strong year with total retail deposits growing by $363 million for the year ended December 31, 2009, which more than offset planned reductions of $173 million in public funds deposits and $103 million in brokered deposits.  Deposits generally are attracted from within our primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  At December 31, 2009, we had $3.866 billion of deposits, with 50%, or $1.924 billion, in transaction and savings accounts and 50%, or $1.942 billion, in time deposits, of which $1.594 billion had remaining maturities of one year or less.  Total deposits increased by $87 million, or 2%, for the year ended December 31, 2009.  This includes non-interest-bearing transaction accounts, which increased by 14%, or $73 million, over the same time period.  As illustrated in the following table, we have added significantly to total transaction accounts (demand, NOW, savings and money market accounts) since 2007.  In the year ended December 31, 2009, total transaction accounts increased by $277 million, or 17%, as customer relationships increased and customers’ average account balances increased as they repositioned balances to obtain additional insurance coverage.  By contrast, certificates of deposit decreased $190 million, or 9%, during 2009 as the reduction in public funds and brokered deposits exceeded retail certificate of deposit growth.  Further, although not included in deposit balances, in 2009 we had a decrease of $21 million, or 14%, in retail repurchase agreements, which are customer funds that are primarily associated with sweep account arrangements tied to transaction accounts.  While use of these cash management services has the effect of reducing transaction account balances, it contributes to increased deposit fee revenues.  Deposit balances at December 31, 2009 included $166 million of public funds owned by various counties, municipalities and other public entities predominantly located in Washington, Oregon and Idaho, compared to $339 million at December 31, 2008.  Brokered deposits totaled $165 million, or 4.3% of total deposits, at December 31, 2009, compared to $268 million, or 7.1% of total deposits, at December 31, 2008.  Growing deposits in general and transaction accounts in particular is a core element of our business plan and is a primary focus of our recent and ongoing branch expansion, relocation and renovation activities.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 9:  Deposits

	At December 31
	2009			2008			2007
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total

Demand and NOW checking	$942,736	24.4%	$54,679	$888,057	23.5%	$(26,830)	$914,887	25.3%
Regular savings	538,765	13.9	63,880	474,885	12.6	(134,188)	609,073	16.8
Money market	442,124	11.4	158,083	284,041	7.5	35,638	248,403	6.9
Certificates which mature:
Within 1 year	1,593,575	41.3	50,650	1,542,925	40.8	(67,322)	1,610,247	44.5
After 1 year, but within 2 years	248,065	6.4	(173,645)	421,710	11.2	268,006	153,704	4.2
After 2 years, but within 5 years	96,528	2.5	(66,431)	162,959	4.3	86,469	76,490	2.1
After 5 years	3,757	0.1	(516)	4,273	0.1	(3,516)	7,789	0.2

Total	$3,865,550	100.0%	$86,700	$3,778,850	100.0%	$158,257	$3,620,593	100.0%

Included in Total Deposits:
Public transaction accounts	$78,202	2.0%	$(39,200)	$117,402	3.1%	$8,256	$109,146	3.0%
Public interest-bearing certificates	88,186	2.3	(133,729)	221,915	5.9	(3,096)	225,011	6.2
Total public deposits	$166,388	4.3	$(172,929)	$339,317	9.0	$5,160	$334,157	9.2

Total brokered deposits	$165,016	4.3%	$(103,442)	$268,458	7.1%	$211,009	$57,449	1.6%

The following table indicates the amount of the Banks’ certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2009 (in thousands):

Table 10:  Maturity Period—$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater
Due in three months or less	$203,204
Due after three months through six months	132,976
Due after six months through twelve months	539,543
Due after twelve months	158,917

Total	$1,034,640

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2009 (in thousands):

Table 11: Geographic Concentration of Deposits	Washington	Oregon	Idaho	Total

	$2,979,985	$611,180	$274,385	$3,865,550

Borrowings: The FHLB-Seattle serves as our primary borrowing source.  To access funds, we are required to own capital stock in the FHLB-Seattle and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided that certain creditworthiness standards have been met.  At December 31, 2009, we had $189 million of borrowings from the FHLB-Seattle at a weighted average rate of 1.18%, an increase of $79 million compared to a year earlier.  Also at December 31, 2009, we had an investment of $37 million in FHLB-Seattle capital stock.  At that date, Banner Bank was authorized by the FHLB-Seattle to borrow up to $1.020 billion under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $43 million under a similar agreement.

Table 12:  FHLB Advances Outstanding at December 31, 2009
(dollars in thousands)

	Adjustable-rate advances		Fixed-rate advances		Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount

Due in one year or less	0.50%	$132,500	3.25%	$13,000	3.28%	$145,500
Due after one year through two years			2.73	32,800	2.73	32,800
Due after three years through four years			2.38	10,000	2.38	10,000
Due after five years			5.94	228	5.94	228
Total FHLB advances, at par			2.80%	$56,028	1.18%	188,528
Fair value adjustment						1,251
Total FHLB advances, carried at fair value						$189,779
*Weighted average interest rate

The Federal Reserve Bank of San Francisco (FRBSF) has also served as an important source of borrowings.  The FRBSF provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle.  At December 31, 2009, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $373 million from the FRBSF; however, at that date we had no funds borrowed under this arrangement.

In March 2009, we completed an offering of $50 million of senior bank notes under the FDIC Temporary Liquidity Guarantee Program (TLGP) at a fixed rate of 2.625%.  The notes mature on March 31, 2012 and prepayment is not an option.  At December 31, 2009, the balance of the senior bank notes remained $50 million.  No notes were outstanding under the TLGP at December 31, 2008.

We also issue retail repurchase agreements to customers and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2009, retail repurchase agreements totaling $124 million, with a weighted average rate of 0.49%, were secured by a pledge of certain mortgage-backed securities and agency securities with a market value of $147 million.  Retail repurchase agreement balances, which are primarily associated with sweep account arrangements, decreased by $21 million during 2009, partially as a result of decreased use of our cash management services by commercial deposit customers, but largely as certain customers transferred balances into fully insured transaction accounts under the FDIC Temporary Liquidity Guarantee Program (TLGP).  We had no outstanding borrowings under wholesale repurchase agreements or our commercial bank credit lines at December 31, 2009 or 2008.

We have issued an aggregate of $120 million, net of repayments, of trust preferred securities (TPS) since 2002.  The Junior Subordinated Debentures associated with the TPS have been recorded as liabilities on our statement of financial condition, although portions of the TPS qualify as Tier 1 or Tier II capital for regulatory capital purposes.  The Junior Subordinated Debentures are carried at fair value in our Consolidated Statements of Financial Condition and have an estimated fair value of $48 million at December 31, 2009.  At December 31, 2009, the TPS had a weighted average rate of 3.34%.  See Notes 1 and 15 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

Asset Quality:  Over the past two years as housing markets have continued to weaken in many of our primary service areas, we have experienced significantly increasing delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  Beginning in the third quarter of 2008 and continuing into the early months of 2009, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which is reflected in our increased non-performing asset totals.  Further, property values generally declined during this period, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio are showing some signs of stress and increasing levels of non-performing loans as the effects of the recessionary economy are becoming more evident.  As a result, for the years ended December 31, 2009 and 2008, our provision for loan losses was significantly higher than historical levels and our normal expectations.  This higher level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues and increased loan collection costs.  Although our future results will depend on the course of recovery from the current economic recession, home sales improved in the spring and summer months of 2009 and we are actively engaged with our borrowers in resolving problem loans.  While property values have continued to decline in most markets, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results.

Non-performing assets increased to $296 million, or 6.27% of total assets, at December 31, 2009, from $209 million, or 4.56% of total assets, at December 31, 2008.  Slow sales and excess inventory in most housing markets have been the primary cause of the increase in delinquencies and foreclosures of construction and land development loans, which, including related real estate owned, represented approximately 76% of our non-performing assets at December 31, 2009.  As a result of this softness in the housing market, property values, particularly values for residential land and building lots, declined throughout the year ended December 31, 2009.  Reflecting these value declines, we further increased our allowance for loan losses even though total loans outstanding declined.  While less significant, other non-housing-related segments of the loan portfolio also experienced increased non-performing loans as a result of deteriorating economic conditions and we increased the allocated allowance for those portions of our portfolio as well.  At December 31, 2009, our allowance for loan losses was $95.3 million, or 2.51% of total loans and 45% of non-performing loans, compared to $75.2 million, or 1.90% of total loans and 40% of non-performing loans at December 31, 2008.  We continue to believe our level of non-performing loans and assets, while increased, is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land loan portfolios and other non-performing assets in an orderly fashion.  However, our operating results will continue to be adversely impacted until we are able to significantly reduce the level of our non-performing assets.

While non-performing assets are geographically disbursed, they are concentrated largely in land and land development loans.  The primary components of the $296 million in non-performing assets are $213 million in nonaccrual loans, including $159 million of construction and land development loans, and $78 million in real estate owned (REO) and other repossessed assets.  The geographic distribution of non-performing construction, land and land development loans and related real estate owned included approximately $92 million, or 41%, in the Puget Sound region, $76 million, or 34%, in the greater Portland market area, $25 million, or 11%, in the greater Boise market area, $17 million, or 8%, in Central Oregon, and $13 million, or 6%, in other areas of Washington.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as non-accrual.

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 13:  Non-Performing Assets

	At December 31
	2009	2008	2007	2006	2005
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$7,300	$12,879	$1,357	$4,215	$1,363
Multifamily	383	--	1,222	792	--
Construction/land	159,264	154,823	33,432	2,056	479
One- to four-family	14,614	8,649	3,371	1,198	1,137
Commercial business	21,640	8,617	2,250	4,498	2,543
Agricultural business	6,277	1,880	436	703	4,598
Consumer	3,923	130	--	1	229
	213,401	186,978	42,068	13,463	10,349
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	--	--	--
Multifamily	--	--	--	--	--
Construction/land	--	--	--	--	--
One- to four-family	358	124	221	593	104
Commercial business	--	--	--	--	--
Agricultural business	--	--	--	--	--
Consumer	91	243	94	--	--
	449	367	315	593	104

Total non-performing loans	213,850	187,345	42,383	14,056	10,453

Securities on non-accrual	4,232	--	--	--	--
Real estate owned/repossessed assets held for sale (2)	77,802	21,886	1,885	918	506
Total non-performing assets	$295,884	$209,231	$44,268	$14,974	$10,959

Restructured loans (3)	$43,683	$23,635	$2,750	$--	$--

Total non-performing loans to net loans before allowance for loan losses	5.64%	4.73%	1.11%	0.47%	0.43%
Total non-performing loans to total assets	4.53%	4.09%	0.94%	0.40%	0.34%
Total non-performing assets to total assets	6.27%	4.56%	0.99%	0.43%	0.36%

(1)  For the year ended December 31, 2009, $17.7 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)  Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold.  When property is acquired, it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs) or net realizable value.  Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value.  Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs.  At December 31, 2009, we had $77.7 million of real estate owned.

(3)  These loans are performing under their restructured terms.

In addition to the non-performing loans noted in Table 13, as of December 31, 2009, we had classified loans with an aggregate outstanding balance of $204 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table provides additional detail and geographic concentration of non-performing assets at December 31, 2009 (in thousands):

Table 13(a): Non-performing assets	Washington	Oregon	Idaho	Other	Total

Secured by real estate:
Commercial	$6,095	$716	$489	$--	$7,300
Multifamily	383	--	--	--	383
Construction and land
One- to four-family construction	21,819	24,760	6,810	--	53,389
Commercial construction	1,561	--	--	--	1,561
Residential land acquisition & development	16,775	25,920	3,987	--	46,682
Residential land improved lots	10,743	8,287	588	--	19,618
Residential land unimproved	22,414	241	321	--	22,976
Commercial land acquisition & development	--	--	--	--	--
Commercial land improved	--	10,656	--	--	10,656
Commercial land unimproved	4,382	--	--	--	4,382
Total construction and land	$77,694	$69,864	$11,706	$--	$159,264

One- to four-family	$8,666	$5,548	$758	$--	$14,972
Commercial business	14,825	633	1,195	4,987	21,640
Agricultural business, including secured by farmland	365	214	5,698	--	6,277
Consumer	3,029	372	183	430	4,014
Total non-performing loans	$111,057	$77,347	$20,029	$5,417	$213,850

Securities on non-accrual	$3,000	$--	$--	$1,232	$4,232
Real estate owned (REO) and repossessed assets	44,330	17,909	15,563	--	77,802

Total non-performing assets at end of the period	$158,387	$95,256	$35,592	$6,649	$295,884

Within our non-performing loans, we have a total of 15 nonaccrual lending relationships, each with aggregate loan exposures in excess of $3 million that collectively comprise $102 million, or 48% of our total non-performing loans as of December 31, 2009, and the single largest relationship is slightly more than $18 million.

Table 13(b):  Non-Performing loan summary

The most significant of our non-performing loan exposures are included in the following table:

In thousands	Percent of total non-performing loans	Collateral securing the indebtedness	Geographic location

$18,457	8.6%	86 residential lots Three completed homes	Greater Seattle-Puget Sound

11,758	5.5	166 residential lots Eight completed homes 100 unit multi-family site	Greater Portland, OR area

10,065	4.7	13 acres with three developed commercial lots	Central Oregon

9,926	4.7	105 residential lots	Greater Seattle-Puget Sound

6,486	3.0	14 residential lots Seven completed homes 3.7 acres land	Greater Portland, OR area

6,460	3.0	89 residential lots Five completed homes	Central Oregon

6,069	2.8	Land approved for 58 lots and two existing homes	Greater Seattle-Puget Sound

5,990	2.8	40 residential lots Three completed new home	Greater Portland, OR area

4,987	2.3	Inventory, equipment, accounts receivable	Helena, MT

4,627	2.2	Dairy cows and farm equipment	Greater Boise area

4,076	1.9	Approximately seven acres commercial land	Greater Seattle-Puget Sound

3,450	1.6	Three residential lots Two completed homes	Greater Spokane, WA

3,387	1.6	10 residential lots 15 completed homes	Boise/Southern Idaho

3,329	1.6	Four residential lots Five completed homes	Greater Portland, OR area

3,200	1.5	Promissory note secured by a 250 unit multi-family complex	Houston, TX

111,583	52.2	Various collateral; relationships under $3 million	Various (mostly in WA, OR, ID)

$213,850	100.0%	Total non-performing loans

At December 31, 2009, we had $77.8 million of real estate owned and other repossessed assets, the most significant component of which is an unfinished subdivision in the greater Seattle metropolitan area with 167 platted lots and a book value of $14.3 million.  The second largest holding is a mixed use three-story office/retail commercial property in the greater Seattle area with a book value of $6.8 million.  The third and fourth largest REO holdings are unfinished residential subdivisions:  one with 41 lots and a book value of $4.0 million in the Greater Portland area and the other with 66 lots and a book value of $3.5 million in the Salem, Oregon area.

Table 13(c):  Real estate owned summary

The table below summarizes our real estate owned by geographic location and property type:

In thousands	Percent of total REO and repossessed assets	Geographic location	REO description

$34,939	44.9%	Greater Seattle-Puget Sound area
18 completed homes
One home under construction
Mixed-use three-story retail/commercial property
15 residential lots
Two land development projects: 168 SFD lots
22 acres of land
One agricultural property with a SFD

21,340	27.4	Greater Portland, Oregon area	11 completed homes Two townhomes 12 townhome lots 146 residential lots One land development project: 20 SFD lots Two undeveloped parcels of land

16,976	21.8	Greater Boise, Idaho area	Six completed four-plexes 15 completed homes 155 plus residential lots Five land development projects Four commercial lots Two acres land Three agricultural parcels

2,307	3.0	Greater Spokane, Washington area	Three completed homes One home under construction Two mini-storage sites Land for 81 entitles lots

2,240	2.9	Other Washington locations	Two completed homes One home under construction 27 residential lots Five acres of land

$77,802	100.0%

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008

Reflecting the current recession, ongoing strains in the financial and housing markets, and further deterioration of property values for the year ended December 31, 2009, we had a net loss of $35.8 million which, after providing for the preferred stock dividend of $6.2 million and related discount accretion of $1.5 million, resulted in a net loss to common shareholders of $43.5 million, or ($2.33) per diluted share.  This loss compares to a net loss to common shareholders of $128.8 million, or ($7.94) per diluted share, for the year ended December 31, 2008, which included the preferred dividend and discount accretion only in the fourth quarter.  The results for the year ended December 31, 2008 also included a $121.1 million non-cash, non-tax deductible impairment charge for the write-off of goodwill.

The net loss for the current year reflects a much higher level of loan loss provisioning than the prior year, as well as a significant contraction in our net interest margin as asset yields have declined sharply over the past two years in response to the Federal Reserve’s monetary policy actions and as a result of increased levels of nonaccrual loans and other non-performing assets.  As more fully explained below, our provision for loan losses was $109.0 million for the year ended December 31, 2009, compared to $62.5 million for the prior year.  The increased provision for losses in the current periods primarily reflects an increase in delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  The provision and net charge-offs in the current year were significantly influenced by declines in the appraised value of residential land and developed building lots.

Our operating results for the year ended December 31, 2009 also included an increase in other operating income, which was particularly influenced by a $11.0 million ($7.1 million after tax) net gain as a result of changes in the valuation of financial instruments carried at fair value compared to $9.2 million ($5.9 million after tax) net loss for the prior year.  Excluding these fair value adjustments, other operating income increased to $32.7 million for the year compared to $30.5 million in 2008, primarily as a result of increased gain on the sale of loans from mortgage banking operations.  Other operating expenses of $142.1 million for the year ended December 31, 2009 decreased from $260.0 million for the prior year, which is primarily reflective of the goodwill impairment charge of $121.1 million in last year’s results.  Excluding the goodwill impairment charge, other operating expenses increased $3.2 million year over year as reduced costs for compensation, occupancy, information/computer data services, and payment processing activities were more than offset by significantly increased deposit insurance charges as well as costs related to real estate owned and higher professional services and advertising expenditures.

Compared to levels a year ago, total assets increased 3% to $4.722 billion at December 31, 2009, net loans decreased 5% to $3.695 billion, and deposits increased 2% to $3.866 billion, while borrowings, including customer sweep accounts (retail repurchase agreements) and junior subordinated debentures, increased $96 million, or 30%, to $414 million.  The average balance of interest-earning assets was $4.348 billion for the year ended December 31, 2009, an increase of $67 million, or 2%, compared to $4.281 billion one year earlier.

Net Interest Income.  Net interest income before provision for loan losses decreased by $3.2 million, or 2%, to $144.6 million for the year ended December 31, 2009, compared to $147.8 million one year earlier, primarily as a result of the decrease in the net interest margin and despite a modest increase in average interest-earning assets.  The net interest margin of 3.33% for the year ended December 31, 2009 declined 12 basis points from the prior year, largely as a result of the effect of much lower short-term interest rates on earning asset yields, particularly floating- and adjustable-rate loan yields.  This decline in interest rates was further compounded by the adverse effect of an increase in the level of nonaccrual loans and other non-performing assets.  Nonaccruing loans reduced the margin by 41 basis points in the year ended December 31, 2009 compared to a 21 basis point reduction for the prior year.  In addition, the mix of earning assets changed to include fewer loans and more securities and interest-bearing deposits, particularly in the second half of 2009 as our on-balance-sheet liquidity increased.  This change in the mix in the very low interest rate environment had a further adverse effect on earning asset yields.  Funding costs were also significantly lower; however, deposit costs, particularly during the first half of 2009, were adversely impacted by competitive pressures that became severe in late 2008 as a result of the effect of the stress in financial and housing markets on many competing financial institutions.  As a result, average funding costs for the year did not decline quite as rapidly or as much as asset yields decreased.  Reflecting generally lower market interest rates as well as changes in asset mix and a higher level of nonaccrual loans, the yield on earning assets for the year ended December 31, 2009 decreased by 92 basis points compared to the prior year, while funding costs for the same period decreased by only 79 basis points compared to a year earlier.  As a result, the net interest spread compressed to 3.23% for the year compared to 3.36% for the prior year and more than offset the 2% growth in average interest-earning assets.  However, it is important to note that by comparison to the first two quarters of the year, net interest income and the net interest margin improved meaningfully in the second half of 2009 as rapidly declining interest expense on deposits contributed to significantly lower funding costs and that the trend of lower funding costs accelerated in the final quarter of 2009.

Interest Income.  Interest income for the year ended December 31, 2009 was $237.4 million, compared to $273.2 million for the prior year, a decrease of $35.8 million, or 13%.  The decrease in interest income occurred despite a $67 million increase in the average balance of interest earning assets, as the growth was more than offset by the 92 basis point decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 5.46% for the year ended December 31, 2009, compared to 6.38% one year earlier.  The decrease in the yield on earning assets reflects the significant changes in Federal Reserve monetary policy actions beginning in September 2007 and accelerating throughout 2008 designed to aggressively lower short-term interest rates and to maintain these very low interest rates throughout 2009.  As a result of these policy actions, bank prime rates, which had averaged 5.08% for the year ended December 31, 2008, declined by 183 basis points to average 3.25% for the year ended December 31, 2009.  Average loans receivable for the year ended December 31, 2009 decreased $34 million, or 1%, to $3.901 billion, compared to $3.935 billion for the prior year.  However, interest income on loans decreased by $34.2 million, or 13%, to $223.0 million for the year from $257.2 million for the year ended December 31, 2008, reflecting the impact of the 82 basis point decrease in the average yield on loans, along with the $34 million decrease in average loan balances.  The decrease in average loan yields reflects the lower average level of market interest rates in the current year, particularly short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans.  The decrease in average loan yields also reflects the adverse effect of increased loan delinquencies as well as changes in the mix of the loan portfolio and slower turn-over in the construction and land development portfolio which resulted in less recognition of deferred loan fee income.  The average yield on loans was 5.72% for the year ended December 31, 2009, compared to 6.54% one year earlier.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $102 million (excluding the effect of fair value adjustments) for the year ended December 31, 2009, while the interest and dividend income from those investments decreased by $1.6 million compared to the prior year.  The effect of the increased average balance was more than offset as the average yield on the securities portfolio and cash equivalents decreased to 3.20% for the year ended December 31, 2009, from 4.61% one year earlier.  The 141 basis point decrease in the yield on the securities portfolio is a reflection of the current lower rate environment as well as change in the mix of those assets, particularly the increase in daily interest-bearing deposits, and elimination of the dividend on FHLB stock.  In response to the ongoing turmoil in the credit and mortgage markets and the effect on the market value of certain of its mortgage assets, the FHLB of Seattle suspended its dividend indefinitely in the fourth quarter of 2008 until its earnings and capital position have adequately improved.  By contrast, dividend income received from our investment in FHLB stock for the year ended December 31, 2008 was $355,000.

Interest Expense.  Interest expense for the year ended December 31, 2009 was $92.8 million, compared to $125.3 million for the prior year, a decrease of $32.5 million, or 26%.  The decrease in interest expense occurred as a result of a 79 basis point decrease in the average cost of all interest-bearing liabilities to 2.23% for the year ended December 31, 2009, from 3.02% one year earlier, somewhat offset by an $11 million increase in average interest-bearing liabilities.  The small increase in interest-bearing balances reflects modest net deposit growth during the year generally offset by an aggregate similar decrease in total borrowings.  The effect of lower average market rates for the year on the cost of these funds was partially mitigated by deposit pricing characteristics noted below.

Deposit interest expense decreased $27.1 million, or 25%, to $83.2 million for the year ended December 31, 2009 compared to $110.3 million for the prior year as a result of a 75 basis point decrease in the cost of interest-bearing deposits and despite a modest increase in the average balance of deposits.  Average deposit balances increased $36 million, to $3.758 billion for the year ended December 31, 2009, from $3.722 billion for the year ended December 31, 2008, while the average rate paid on deposit balances decreased from 2.96% a year ago to 2.21% for the current year.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our aggregate cost of deposits.  This lower degree of volatility and lag effect for deposit pricing have been evident in the decrease in deposit costs as the Federal Reserve pursued policies first to aggressively lower short-term interest rates by 500 basis points from September 18, 2007 to December 31, 2008 and more recently to maintain the very low level of interest rates for the year ended December 31, 2009.  Furthermore, competitive pricing pressure for interest-bearing deposits was quite intense for certain periods during the past twelve months, as many financial institutions experienced increased liquidity concerns in the deteriorating economic conditions.  Nonetheless, we did experience significantly declining deposit costs during 2009, with the trend of lower deposit costs accelerating in the second half of the year.  While we do not anticipate further reductions in market interest rates, we do expect additional declines in deposit costs over the near term as account maturities will present further repricing opportunities and competitive pricing has become more rational in response to modest loan demand in the current economic environment.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $102 million for the year ended December 31, 2009, compared to $188 million one year earlier.  The average rate paid on FHLB advances for the year ended December 31, 2009 decreased to 2.57%, a decrease of 31 basis points compared to the prior year, and was augmented by the $86 million decrease in average FHLB borrowings, resulting in a $2.8 million decrease in the related interest expense.  The lower average rate for FHLB advances reflects an increase in the amount of lower cost overnight funding as well as the maturity of certain fixed-rate advances.  Other borrowings consist of retail repurchase agreements with customers, secured by certain investment securities, the senior bank notes issued under the TLGP, as well as overnight federal funds borrowings from the Federal Reserve Bank of San Francisco and correspondent banks.  The average balance for other borrowings, consisting of $125 million in customer retail repurchase agreements, $38 million of senior bank notes, and $12 million of federal funds purchased, was $175 million for the year ended December 31, 2009, an increase of $61 million over the prior year.  The related interest expense for other borrowings decreased by $66,000, to $2.2 million for the year ended December 31, 2009, from $2.3 million one year earlier, as the increase in the average balance was more than offset by the lower market interest rates.  The average rate paid on other borrowings was 1.26% for the year ended December 31, 2009, compared to 1.99% one year earlier.  Repurchase agreements and federal funds borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits, which generally lag current market rates.  The senior bank notes which were issued on March 31, 2009, have a fixed rate of 2.625% and fixed maturity with a 27 month remaining term to maturity at March 31, 2012.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 3.84% for the year ended December 31, 2009.  Junior subordinated debentures outstanding in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) but with a higher average rate of 5.94%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.  The lower average cost of the junior subordinated debentures in the current quarter reflects the impact of lower short-term market interest rates.

Provision and Allowance for Loan Losses.  During the year ended December 31, 2009, the provision for loan losses was $109.0 million, compared to $62.5 million for the year ended December 31, 2008.  As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  Throughout 2009, the provision for loan losses was the most important factor contributing to our disappointing operating results.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.  We believe that the allowance for loan losses as of December 31, 2009 was adequate to absorb the probable losses inherent in the loan portfolio at that date and that the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable.

While the provision for loan losses was significantly greater in the year ended December 31, 2009 than in the prior year, it was meaningfully less in the second half of the year than in the first half as the pace of net charge-offs and problem loan identification moderated as the year progressed.  The provision for loan losses for the year ended December 31, 2009 continued to primarily reflect material levels of delinquent and non-performing construction, land and land development loans for one- to four-family properties and additional declines in property values.  It also reflects our concerns that the significant number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns heightened during the second half of 2008 and remained elevated in the current year as additional evidence of price declines for certain housing and related lot and land markets became more apparent.  This was particularly the case in certain areas of the Puget Sound and Portland regions where a significant portion of our construction and development loans are located.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor.  We recorded net charge-offs of $89 million for the year ended December 31, 2009, compared to $33 million for the prior year, and non-performing loans increased by $27 million during the year to $214 million at December 31, 2009, compared to $187 million at December, 31, 2008.  A comparison of the allowance for loan losses at December 31, 2009 and 2008 reflects an increase of $20 million, or 27%, to $95 million at December 31, 2009, from $75 million at December 31, 2008.  Similarly, the allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 2.51% at December 31, 2009, compared to 1.90% at December 31, 2008.  Likewise the allowance as a percentage of non-performing loans increased to 45% at December 31, 2009, compared to 40% a year earlier, and more of the non-performing loan balances have been reduced to expected recovery values as a result of specific impairment analysis and related charge-offs.

As of December 31, 2009, we had identified $262 million of impaired loans, including $44 million of restructured loans which are currently performing under their restructured terms.  Of those impaired loans, $109 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs, which in some cases is net of substantial write-offs.  The remaining $153 million have related allowances for credit losses totaling $22 million.  Impaired loans with related allowances for credit losses that have been individually evaluated for reserve needs totaled $84 million and accounted for $16 million of the allowances for impaired loans at December 31, 2009.  Also, at December 31, 2009, impaired loans with related allowances for credit losses that are collectively evaluated as homogeneous pools totaled $69 million and accounted for $6 million of the total allowance related to impaired loans.

We believe that the allowance for loan losses as of December 31, 2009 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated (dollars in thousands):

Table 14:  Changes in Allowance for Loan Losses
	Years Ended December 31

	2009	2008	2007	2006	2005

Balance, beginning of period	$75,197	$45,827	$35,535	$30,898	$29,610
Allowances added through business combinations		--	7,276	--	--
Provision	109,000	62,500	5,900	5,500	4,903
Recoveries of loans previously charged off:

Commercial real estate	--	1,530	--	75	187
Multifamily real estate	--	--	--	--	6
Construction and land	715	192	62	507	259
One- to four-family real estate	138	45	338	77	--
Commercial business	545	471	678	1,112	713
Agricultural business, including secured by farmland	38	1,048	275	72	70
Consumer	275	185	138	55	91
	1,711	3,471	1,491	1,898	1,326
Loans charged off:

Commercial real estate	(1)	(7)	--	--	(521)
Multifamily real estate	--	--	--	--	(8)
Construction and land	(64,456)	(27,020)	(1,344)	--	(218)
One- to four-family real estate	(8,795)	(934)	(385)	(62)	(135)
Commercial business	(11,541)	(7,323)	(1,081)	(1,632)	(1,692)
Agricultural business, including secured by farmland	(3,877)	(60)	(650)	(759)	(1,886)
Consumer	(1,969)	(1,257)	(915)	(308)	(481)
	(90,639)	(36,601)	(4,375)	(2,761)	(4,941)
Net charge-offs	(88,928)	(33,130)	(2,884)	(863)	(3,615)

Balance, end of period	$95,269	$75,197	$45,827	$35,535	$30,898

Allowance for loan losses as a percent of total loans	2.51%	1.90%	1.20%	1.20%	1.27%
Net loan charge-offs as a percent of average outstanding loans during the period	2.28%	0.84%	0.08%	0.03%	0.16%
Allowance for loan losses as a percent of non-performing loans	45%	40%	108%	253%	296%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 15:  Allocation of Allowance for Loan Losses

At December 31
2009			2008		2007		2006		2005
Amount		Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Specific or allocated loss allowances (1):

Commercial real estate	$8,278	28.5%	$4,199	25.6%	$3,771	23.2%	$5,129	20.1%	$4,566	22.8%
Multifamily real estate	90	4.1	87	3.8	934	4.4	886	5.0	839	5.9
Construction and land	45,209	18.6	38,253	26.3	7,569	32.0	11,717	37.4	7,223	28.4
One- to four-family real estate	2,912	18.6	752	15.1	1,987	14.8	1,420	14.5	860	17.0
Commercial business	22,054	16.8	16,533	17.2	19,026	18.3	10,513	15.8	9,741	18.1
Agricultural business, including secured by farmland	919	5.4	530	5.2	1,419	4.9	2,417	5.5	3,502	6.0
Consumer	1,808	8.0	1,730	6.8	3,468	2.4	903	1.7	561	1.8
Estimated allowance for undisbursed commitments	1,594	N/A	1,108	N/A	330	N/A	513	N/A	156	N/A
Unallocated (1)	12,404	N/A	12,005	N/A	7,323	N/A	2,037	N/A	3,450	N/A

Total allowance for loan losses	$95,269	100.0%	$75,197	100.0%	$45,827	100.0%	$35,535	100.0%	$30,898	100.0%

(1)   We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured).  The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, was $43.7 million for the year ended December 31, 2009, compared to $39.6 million for the prior year.  Excluding the fair value adjustments, other operating income from core operations increased by $2.2 million, or 7%, to $32.7 million for the year ended December 31, 2009 compared to $30.5 million for the prior year, primarily as a result of increased mortgage banking activity.  While the pace of mortgage banking activity moderated in the final quarter, for the year it was strong and, as a result, gain on sale of loans increased by $2.8 million to $8.9 million for the year ended December 31, 2009, compared to $6.0 million in the prior year.  Loan sales for the year ended December 31, 2009 totaled $563 million, compared to $366 million for the year ended December 31, 2008.  By contrast, reflecting accelerated amortization due to early loan payoffs as well as $800,000 of MSR impairment charges, servicing fees decreased by $1.6 million compared to a year earlier.  The slower pace of economic activity adversely affected our payment processing revenues in both years as activity levels for deposit customers, cardholders and merchants remained subdued.  Primarily reflecting this slow-down in customer transaction volumes, income from deposit fees and other service charges decreased by $146,000, or approximately 1%, to $21.4 million for the year ended December 31, 2009, compared to $21.5 million for the prior year, despite growth in our account base.  For the year ended December 31, 2009, we recorded a net gain of $11.0 million for the change in valuation of financial instruments carried at fair value, compared to a net gain of $9.2 million for the year ended December 31, 2008.  The fair value adjustments in both years primarily reflect changes in the valuation of the junior subordinated debentures we have issued, which resulted in a large gain, partially offset by reductions in the values of the trust preferred securities which we own, including collateralized debt obligations secured by pools of trust preferred securities, and in 2008 by the write down of Fannie Mae and Freddie Mac equity securities.  As discussed more thoroughly in Note 25 of the Selected Notes to the Consolidated Financial Statements, the valuation of these financial instruments has become very difficult and more subjective in recent periods as current and reliable observable transaction data does not exist.

Other Operating Expenses.  Other operating expenses for the year ended December 31, 2009 totaled $142.1 million compared to $260.0 million, including the $121.1 million goodwill impairment charge in 2008.  Excluding the goodwill impairment charge for the year ended December 31, 2008, other operating expenses for the year ended December 31, 2009 increased by $3.2 million, or 2%, compared to the prior year.  The current year’s expenses reflect significantly higher deposit insurance expense, elevated costs associated with problem loan collection activities including charges related to real estate owned, and increased advertising, generally offset by reductions in compensation, occupancy costs and payment and card processing expenses.  As a result, other operating expenses as a percentage of average assets was 3.12% for the year ended December 31, 2009, compared to 5.65% (3.02% excluding goodwill impairment) one year earlier.  Salary and employee benefits decreased $7.4 million to $68.7 million for the year ended December 31, 2009 from $76.1 million for the year ended December 31, 2008, reflecting reduced staffing levels as well as the elimination of certain incentive accruals and reductions in the level of employer paid retirement contributions.  Likewise, occupancy costs decreased $614,000 to $23.4 million for the year ended December 31, 2009 compared to $24.0 million one year ago as we continued to achieve additional operating efficiencies in this important area following the successful integration of the 2007 acquisitions.  The current year’s operating expenses also included $6.4 million for payment and card processing services, which was a decrease of $597,000 compared to the year ended December 31, 2008, largely as a result of lower activity levels.  By contrast, the cost of FDIC insurance increased $6.0 million, or 150%, to $10.0 million for the year ended December 31, 2009 compared to $4.0 million for the year ended December 31, 2008, reflecting increased assessment rates and incremental charges for certain deposits in excess of $250,000 as well as a special assessment of $2.0 million collected in June 2009.  Advertising and marketing expenditures increased by $963,000, or 14%, to $7.6 million for the year ended December 31, 2009, compared to $6.7 million in the prior year, primarily as a result of a number of targeted deposit acquisition campaigns and costs associated with our Great Northwest Home Rush program.  Additionally, expenses related to real estate owned, including losses on sales and valuation adjustments, increased $4.9 million to $7.1 million for the year ended December 31, 2009, compared to $2.3 million for the prior year.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  Our effective tax rates for the years ended December 31, 2009 and 2008 were 43.1% and 5.2%, respectively, in each case reflecting a tax benefit rather than a tax expense.  In both years the effective tax rate reflects the recording of tax credits related to certain Community Reinvestment Act (CRA) investments combined with the tax benefits of tax exempt income from municipal securities and bank-owned life insurance policies.  The impact of those tax credits and tax exempt income, combined with a taxable loss in the current year, results in an effective tax rate that is somewhat higher than the expected statutory rate.  By contrast, the lower effective tax rate for the year ended December 31, 2008 reflects the effect of the goodwill write-off, which was a non-deductible expense for tax purposes and significantly reduced the otherwise expected tax benefit of the before-tax book loss.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007

General.  For the year ended December 31, 2008, we had a net loss to common shareholders of $128.0 million, or $(7.94) per share (diluted), compared to net income of $36.9 million, or $2.49 per share (diluted), for the year ended December 31, 2007.  The net loss for the year reflected material increases in our provision for loan losses as well as a significant decline in our net interest margin, which more than offset the favorable effects of continued growth of loans and deposits, as well as changes in the mix of assets and liabilities.  Results for 2008 were also adversely affected by a $121.1 million non-cash impairment charge to eliminate the carrying value of goodwill.  Our provision for loan losses was $62.5 million for the year ended December 31, 2008 compared to $5.9 million for the prior year.  The increase in the provision for loan losses during 2008 primarily reflected an increase in delinquent and non-performing construction, land and land development loans for one- to four-family properties and our concerns that the increasing number of distressed sellers and lender foreclosures could further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These trends became more apparent as the year progressed, particularly in the Puget Sound region which had previously shown fewer signs of stress.

Our operating results for the year ended December 31, 2008, also included an increase in other operating income, particularly deposit fees and service charges as a result of the increase in our deposit customer base and related payment processing activities.  Other operating expenses for the year increased substantially compared to the prior year.  The increase was predominantly due to the write-off of $121.1 million of goodwill.  The increased expense was also representative of a full year’s effect of the 2007 acquisitions and various new branches, as well as substantially increased deposit insurance and collection and legal costs.  Over the twenty-four month period, through acquisitions and de novo operations we added 28 new branches to improve and expand our franchise, impacting both revenues and expenses.  Further, our operating results for the year ended December 31, 2008 included a $9.2 million ($5.9 million after tax) net gain as a result of changes in the valuation of financial instruments carried at fair value, compared to a $11.6 million ($7.4 million after tax) gain for the prior year.  The fair value adjustment for 2008 primarily reflected changes in the valuation of trust preferred securities and junior subordinated debentures, both owned and issued by the Company, and the reduction in fair value of our investment in Fannie Mae and Freddie Mac equity securities.  Excluding the net fair value adjustments and goodwill write-off, the net loss from core operations was $12.7 million for the year ended December 31, 2008, compared to net income of $29.5 million for the year ended December 31, 2007.

Net Interest Income.  Net interest income before provision for loan losses decreased to $147.8 million for the year ended December 31, 2008, compared to $149.8 million for the prior year, primarily as a result of the decrease in the net interest margin as discussed below and despite the $534 million, or 14%, growth in average interest-earning assets compared to the prior year.  The average balance of interest-earning assets was $4.281 billion for the year ended December 31, 2008, compared to $3.747 billion for the prior year.  The net interest margin of 3.45% for the year ended December 31, 2008 declined 54 basis points from the prior year, largely as a result of the effect of rapidly declining short-term interest rates on earning asset yields, particularly floating- and adjustable-rate loan yields.  By comparison to the prior year, this decline was compounded by the adverse effect of a large increase in the level of non-accrual loans and other non-performing assets.  While funding costs were also significantly lower, the more immediate impact of lower market rates on a substantial portion of our loan portfolio resulted in compression of our net interest margin and more than offset benefits from loan and deposit growth.  Reflecting generally lower market interest rates as well as changes in asset mix and a higher level of non-accrual loans, the yield on earning assets for the year ended December 31, 2008 decreased by 150 basis points compared to the prior year, while funding costs for the same period decreased by only 101 basis points.

Interest Income.  Interest income for the year ended December 31, 2008 was $273.2 million, compared to $295.5 million for the prior year, a decrease of $22.3 million, or 8%.  The decrease in interest income occurred despite a $534 million increase in the average balance of interest earning assets, as the growth was more than offset by the decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 6.38% for the year ended December 31, 2008, compared to 7.89% in the prior year.  The decrease in the yield on earning assets reflects the significant changes in Federal Reserve policy actions beginning in September 2007 designed to aggressively lower short-term interest rates.  As a result of those policy actions, bank prime rates, which had averaged 8.05% for the year ended December 31, 2007, declined by 297 basis points to average 5.08% for the year ended December 31, 2008.  The prime rate ended the year at 3.25%, and this change placed further downward pressure on loan yields in 2009.  Average loans receivable for the year ended December 31, 2008 increased by $498 million, or 15%, to $3.935 billion, compared to $3.437 billion for the prior year ended December 31, 2007.  Interest income on loans for the year decreased by $24.1 million, or 9%, to $257.2 million from $281.3 million for the prior year, reflecting the impact of the 164 basis point decrease in the average yield on loans, which was partially offset by the increase in average loan balances.  The decrease in average loan yields reflects the lower average level of market interest rates in 2008, following the Federal Reserve’s actions to lower those rates, particularly short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans.  The decrease in average loan yields also reflects changes in the mix of the loan portfolio and slower turn-over in the construction and land development portfolio which resulted in less recognition of deferred loan fee income, as well as the adverse effect of increased loan delinquencies.  The average yield on loans was 6.54% for the year ended December 31, 2008, compared to 8.18% in the prior year.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $36 million, excluding the effect of fair value adjustments for the year ended December 31, 2008, and the interest and dividend income from those investments increased by $1.8 million compared to the prior year.  The effect of the increased average balance was somewhat enhanced as the average yield on the securities portfolio and cash equivalents increased slightly to 4.61% for the year ended December 31, 2008, from 4.57% in the prior year.  The four basis point increase in the yield of the securities portfolio is a reflection of a change in the mix of those assets.  Also, while not particularly significant in amount, we received $355,000 in dividend income on our FHLB of Seattle stock for the year ended December 31, 2008, an increase of $133,000 compared to the prior year.  However, in response to the ongoing turmoil in the credit and mortgage markets and the effect on the market value of certain of its mortgage assets, the FHLB of Seattle suspended its dividend indefinitely in the fourth quarter of 2008.

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

Deposit interest expense decreased $19.1 million, or 15%, to $110.3 million for the year ended December 31, 2008 compared to $129.4 million for the prior year as a result of a 92 basis point decrease in the cost of interest-bearing deposits and despite the significant deposit growth during 2008.  Reflecting the acquisitions, branch expansion and other growth initiatives, average deposit balances increased $390 million, or 12%, to $3.722 billion for the year ended December 31, 2008, from $3.332 billion for the year ended December 31, 2007, while the average rate paid on deposit balances decreased from 3.88% a year ago to 2.96% for the year ended December 31, 2008.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our cost of deposits.  This lower degree of volatility and lag effect for deposit pricing was evident in the relatively modest decrease in deposit costs as the Federal Reserve moved aggressively to lower short-term interest rates by 500 basis points from September 18, 2007 to December 31, 2008.

Average FHLB advances (excluding the effect of fair value adjustments) increased to $188 million for the year ended December 31, 2008, compared to $88 million one year earlier.  While the average rate paid on FHLB advances for the year ended December 31, 2008 decreased to

2.88%, a decrease of 186 basis points compared to the prior year, the $100 million increase in average FHLB borrowings resulted in a $1.2 million increase in the related interest expense.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 5.94% for the year ended December 31, 2008.  Junior subordinated debentures outstanding in the prior year had an average balance of $117 million with a higher average rate of 7.61%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months.  The lower average cost of the junior subordinated debentures in 2008 reflected lower short-term market interest rates, as well as a lower spread on the most recently issued debentures and the early redemption of a higher costing tranche of debentures.  Effective April 22, 2007, we exercised the early redemption provision with respect to approximately $26 million of the junior subordinated debentures which had a spread of 3.70% to six-month LIBOR and an average cost of 9.09% during the six months preceding redemption.  We replaced the redeemed debentures with a new $26 million tranche of junior subordinated debentures issued on July 31, 2007 with an initial rate of 6.74% and a repricing spread of 1.38% to three-month LIBOR.  Other borrowings consist of retail repurchase agreements with customers, wholesale repurchase agreements with investment banking firms secured by certain investment securities as well as overnight federal funds borrowings from the FRBSF and correspondent banks.  The average balance for other borrowings, consisting of $101 million in customer retail repurchase agreements and $13 million of Fed Funds, was $114 million for the year ended December 31, 2008, an increase of $31 million over the prior year.  The related interest expense for other borrowings decreased by $943,000, to $2.3 million from $3.2 million for the respective periods, again reflecting significantly lower market interest rates.  The average rate paid on other borrowings was 1.99% for the year ended December 31, 2008, compared to 3.88% in the prior year.  Other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.

Provision and Allowance for Loan Losses.  During the year ended December 31, 2008, the provision for loan losses was $62.5 million compared to $5.9 million for the prior year.  For 2008, the provision for loan losses was the most important factor contributing to our disappointing core operating results.

The significantly greater provision for loan losses for the year ended December 31, 2008 primarily reflected the substantial increase in delinquent and non-performing construction, land and land development loans for one- to four-family properties and our concerns that the increasing number of distressed sellers and lender foreclosures could further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  In particular, the increased provision for loan losses reflected our concern that higher levels of delinquencies and loan loss provisioning recently announced by a number of lenders in our markets could lead to significant additional discounting of property values in efforts to expedite problem loan resolutions.  These concerns heightened during the second half of the year as evidence of over-supply and price declines for certain housing and related lot and land markets became more apparent.  This was particularly the case in certain outlying areas of the Puget Sound and Portland regions, which had previously demonstrated fewer signs of stress than some of the other markets that we serve.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, as the year progressed the deteriorating pace of economic activity became a more significant contributing factor.  We recorded net charge-offs of $33.1 million for the year ended December 31, 2008, compared to $2.9 million for the prior year, and non-performing loans increased to $187 million at December 31, 2008, compared to $42 million at December 31, 2007.  A comparison of the allowance for loan losses at December 31, 2008 and 2007 shows an increase of $29 million, to $75 million at December 31, 2008, from $46 million at December 31, 2007.  The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 1.90% at December 31, 2008, compared to 1.20% at December 31, 2007.  The allowance as a percentage of non-performing loans decreased to 40% at December 31, 2008, compared to 108% a year earlier.

As of December 31, 2008, we had identified $211 million of impaired loans.  Of those impaired loans, $92 million had related allowances for credit losses totaling $14 million.  The remaining $119 million in impaired loans had no allowances for credit losses as their estimated collateral value was equal to or exceeded their carrying costs.  Impaired loans with related allowances for credit losses that were individually evaluated for reserve needs totaled $53 million and accounted for $11 million of the allowances for impaired loans.  Impaired loans with related allowances for credit losses that were collectively evaluated as homogeneous pools totaled $38 million and accounted for $4 million of the total allowance related to impaired loans.

Other Operating Income.  Other operating income was $39.6 million for the year ended December 31, 2008, compared to $38.4 million for the prior year.  Deposit fees and other service charge income increased by $5.0 million, or 30%, to $21.5 million for the year ended December 31, 2008, compared to $16.6 million for the prior year, significantly influenced by the increase in deposit balances from our acquisitions, yet also reflecting internally generated growth in customer transaction accounts and increased merchant credit card services.  Changes in certain pricing schedules and interchange fees also contributed to the increased fee income.  While deposit fees exhibited solid growth for the full year, the slowing economy did adversely affect our payment processing revenues beginning particularly in the late summer, as activity levels for deposit customers, cardholders and merchants clearly declined compared to earlier in the year and compared to the prior year.  Loan servicing fees also increased by $61,000, or 4%, to $1.7 million for the year ended December 31, 2008, compared to $1.6 million for the prior year.  Reflecting decreased mortgage banking activity, gain on sale of loans decreased by $225,000 to $6.0 million for the year ended December 31, 2008, compared to $6.3 million for the prior year.  Loan sales for the year ended December 31, 2008 totaled $366 million, compared to $393 million for the prior year.  Gain on sale of loans for 2008 included $267,000 of fees on $30 million of loans which were brokered and are not reflected in the volume of loans sold.  By comparison, in the year ended December 31, 2007, gain on sale of loans included $945,000 of fees on $109 million of brokered loans.  For the years ended December 31, 2008 and 2007, other income also included net gains of $9.2 million and $11.6 million, respectively, for the change in valuation of financial instruments carried at fair value.  The fair value adjustments in both years primarily reflected changes in the valuation of the junior subordinated debentures we have issued, which resulted in a large gain, partially offset by reductions in the values of the trust preferred securities, including collateralized debt obligations secured by pools of trust preferred securities, and Fannie Mae and Freddie Mac equity securities which we own.

Other Operating Expenses.  Other operating expenses increased $132.5 million, or 104%, to $260.0 million, for the year ended December 31, 2008, from $127.5 million for the prior year.  The write-off of $121.1 million of goodwill accounted for 91% of the increase.  The remaining $11.4 million increase was primarily a result of the recent bank acquisitions and branch expansion evidenced by the increase in compensation, occupancy and miscellaneous expenses as locations, staffing and the volume of activity have expanded.  In 2008, management became keenly focused on expense discipline and we began to experience much of the anticipated efficiencies following the prior year’s acquisitions.  However, the expected improvement was significantly offset by increased FDIC deposit insurance expense and higher loan collection costs as a result of increased delinquencies.  The cost of FDIC insurance increased $3.6 million from the previous year. We also incurred $2.3 million of costs in connection with operating expenses and valuation adjustments for REO and other repossessed assets, an increase of $2.1 million in comparison with the prior year.  Besides the effect of our three bank acquisitions in 2007, the expenses for 2008 included operating costs associated with the opening of two new branch offices in 2008 in Portland, Oregon, and Bellevue, Washington, and ten branches at various times during 2007.  Primarily reflecting these additions, occupancy costs increased by $3.1 million, or 15%, compared to the prior year.  Direct expenses associated with payment and card processing services increased by $1.6 million as a result of growth in these fee generating activities, largely reflecting growth in the account base.  Operating expenses for 2008 also included $2.8 million for amortization of the core deposit intangibles recorded in connection with three acquisitions, which was an increase of $947,000 compared to the year ended December 31, 2007.  While we continued our strong commitment to advertising and marketing expenditures, marketing and advertising costs decreased $1.6 million, or 20%, to $6.7 million for the year ended December 31, 2008, compared to $8.3 million in the prior year.  Other operating expenses as a percentage of average assets were 5.65% (3.02% excluding the goodwill write-off) for the year ended December 31, 2008, compared to 3.15% for the prior year, reflecting the increased expenses noted above.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  Our effective tax rates for the years ended December 31, 2008 and 2007 were 5.2% and 32.6%, respectively.  The effective tax rate in 2007 reflects the recording of tax credits related to certain Community Reinvestment Act (CRA) investments combined with the tax benefits of tax exempt income from municipal securities and bank-owned life insurance policies.  The effective tax rate in 2008 reflects the previously mentioned tax credits and tax exempt income combined with relatively modest amounts of taxable income and the significant effect of the goodwill write-off which was a non-deductible expense for tax purposes.

Table 16, Analysis of Net Interest Spread, presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are computed using daily average balances.  (See footnotes.)

Table 16: Analysis of Net Interest Spread (dollars in thousands)

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
Interest-earning assets:	Average Balance	Interest & Dividends	Yield/ Cost (3)	Average Balance	Interest & Dividends	Yield/ Cost (3)	Average Balance	Interest & Dividends	Yield/ Cost (3)
Mortgage loans	$2,893,706	$165,289	5.71%	$2,904,350	$192,135	6.62%	$2,617,889	$214,832	8.21%
Commercial/agricultural loans	913,059	51,048	5.59	934,564	58,169	6.22	742,915	61,018	8.21
Consumer and other loans	93,804	6,698	7.14	96,125	6,907	7.19	76,455	5,473	7.16
Total loans (1)	3,900,569	223,035	5.72	3,935,039	257,211	6.54	3,437,259	281,323	8.18

Mortgage-backed securities	125,852	6,057	4.81	97,586	4,639	4.75	125,396	5,832	4.65
Securities and deposits	284,163	8,278	2.91	210,869	10,953	5.19	147,633	8,120	5.50
FHLB stock dividends (reversal)	37,371	--	--	37,372	355	0.95	36,831	222	0.60
Total investment securities	447,386	14,335	3.20	345,827	15,947	4.61	309,860	14,174	4.57
Total interest-earning assets	4,347,955	237,370	5.46	4,280,866	273,158	6.38	3,747,119	295,497	7.89
Non-interest-earning assets	212,126			325,235			297,353
Total assets	$4,560,081			$4,606,101			$4,044,472
Interest-bearing liabilities:
Savings accounts	$503,893	7,958	1.58%	$552,762	14,459	2.62%	$523,278	21,448	4.10%
Checking and NOW accounts (2)	845,355	2,466	0.29	874,199	5,796	0.66	801,981	10,995	1.37
Money market accounts	360,401	5,890	1.63	230,248	4,566	1.98	245,932	9,268	3.77
Certificates of deposit	2,048,507	66,897	3.27	2,064,803	85,493	4.14	1,760,907	87,709	4.98
Total deposits	3,758,156	83,211	2.21	3,722,012	110,314	2.96	3,332,098	129,420	3.88
Other interest-bearing liabilities:
FHLB advances	102,210	2,627	2.57	187,920	5,407	2.88	87,957	4,168	4.74
Other borrowings	174,670	2,205	1.26	114,077	2,271	1.99	82,796	3,214	3.88
Junior subordinated debentures	123,716	4,754	3.84	123,716	7,353	5.94	116,725	8,888	7.61
Total borrowings	400,596	9,586	2.39	425,713	15,031	3.53	287,478	16,270	5.66
Total interest-bearing liabilities	4,158,752	92,797	2.23	4,147,725	125,345	3.02	3,619,576	145,690	4.03
Non-interest-bearing liabilities	(21,122)			30,335			58,371
Total liabilities	4,137,630			4,178,060			3,677,947
Stockholders’ equity	422,451			428,041			366,525
Total liabilities and stockholders’ equity	$4,560,081			$4,606,101			$4,044,072
Net interest income/rate spread		$144,573	3.23%		$147,813	3.36%		$149,807	3.86%

Net interest margin			3.33%			3.45%			4.00%
Ratio of average interest-earning assets to average interest-bearing liabilities			104.55%			103.21%			103.52%

(footnotes follow tables)

Table 16: Analysis of Net Interest Spread (dollars in thousands) (continued)

	Year Ended December 31, 2006			Year Ended December 31, 2005
Interest-earning assets:	Average Balance	Interest & Dividends	Yield/ Cost (3)	Average Balance	Interest & Dividends	Yield/ Cost (3)
Mortgage loans	$2,109,162	$172,908	8.20%	$1,664,918	$122,198	7.34%
Commercial/agricultural loans	610,954	51,104	8.36	567,556	40,154	7.07
Consumer and other loans	47,469	3,649	7.69	40,202	3,046	7.58
Total loans (1)	2,767,585	227,661	8.23	2,272,676	165,398	7.28

Mortgage-backed securities	169,047	7,860	4.65	296,419	13,336	4.50
Securities and deposits	137,543	7,462	5.43	263,789	11,455	4.34
FHLB stock	35,844	36	0.10	35,809	(29)	(0.08)
Total investment securities	342,434	15,358	4.48	596,017	24,762	4.15
Total interest-earning assets	3,110,019	243,019	7.81	2,868,693	190,160	6.63
Non-interest-earning assets	191,579			180,339
Total assets	$3,301,598			$3,049,032
Interest-bearing liabilities:
Savings accounts	$243,275	9,188	3.78	$159,842	3,474	2.17
Checking and NOW accounts (2)	604,275	7,594	1.26	542,613	4,118	0.76
Money market accounts	283,814	10,891	3.84	300,059	7,524	2.51
Certificates of deposit	1,404,790	62,314	4.44	1,119,702	37,137	3.32
Total deposits	2,536,154	89,987	3.55	2,122,216	52,253	2.46
Other interest-bearing liabilities:
FHLB advances	295,228	14,354	4.86	522,624	21,906	4.19
Other borrowings	94,613	3,744	3.96	68,339	1,765	2.58
Junior subordinated debentures	99,143	8,029	8.10	81,207	5,453	6.71
Total borrowings	488,984	26,127	5.34	672,170	29,124	4.33
Total interest-bearing liabilities	3,025,138	116,114	3.84	2,794,386	81,377	2.91
Non-interest-bearing liabilities	39,103			34,065
Total liabilities	3,064,241			2,827,542
Stockholders’ equity	237,357			220,581
Total liabilities and stockholders’ equity	$3,301,598			$3,049,032
Net interest income/rate spread		$126,905	3.97%		$108,783	3.72%

Net interest margin			4.08%			3.79%
Ratio of average interest-earning assets to average interest-bearing liabilities			102.81%			102.66%

1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees and origination costs is included with interest on loans.
2)	Average balances include non-interest-bearing deposits.
3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

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

Table 17:  Rate/Volume Analysis (dollars in thousands)

	Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 Increase (Decrease) Due to			Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 Increase (Decrease) Due to			Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 Increase (Decrease) Due to

	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:
Mortgage loans	$(26,149)	$(697)	$(26,846)	$(44,558)	$21,861	$(22,697)	$211	$41,713	$41,924
Commercial/agricultural loans	(5,802)	(1,319)	(7,121)	(16,624)	13,775	(2,849)	(931)	10,845	9,914
Consumer and other loans	(47)	(162)	(209)	23	1,411	1,434	(268)	2,092	1,824
Total loans (1)	(31,998)	(2,178)	(34,176)	(61,159)	37,047	(24,112)	(988)	54,650	53,662

Mortgage-backed securities	60	1,358	1,418	123	(1,316)	(1,193)	--	(2,028)	(2,028)
Securities and deposits	(5,741)	3,066	(2,675)	(480)	3,313	2,833	98	560	658
FHLB stock	(355)	--	(355)	130	3	133	185	1	186
Total investment securities	(6,036)	4,424	(1,612)	(227)	2,000	1,773	283	(1,467)	(1,184)
Total net change in interest income on interest-earning assets	(38,034)	2,246	(35,788)	(61,386)	39,047	(22,339)	(705)	53,183	52,478

Interest-bearing liabilities:
Deposits (2)	(28,163)	1,060	(27,103)	(33,052)	13,946	(19,106)	9,011	30,422	39,433

FHLB advances	(531)	(2,249)	(2,780)	(2,114)	3,353	1,239	(346)	(9,840)	(10,186)
Junior subordinated debentures	(2,599)	--	(2,599)	(2,042)	507	(1,535)	(506)	1,365	859
Other borrowings	(2,573)	2,507	(66)	(3,382)	2,439	(943)	(203)	(327)	(530)
Total borrowings	(5,703)	258	(5,445)	(7,538)	6,299	(1,239)	(1,055)	(8,802)	(9,857)
Total net change in interest expense on interest-bearing liabilities	(33,866)	1,318	(32,548)	(40,590)	20,245	(20,345)	7,956	21,620	29,576

Net change in net interest income	$(4,168)	$928	$(3,240)	$(20,796)	$18,802	$(1,994)	$(8,661)	$31,563	$22,902

1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees and origination costs is included with interest on loans.
2)	Average balances include non-interest-bearing deposits.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, many of the floating-rate loans with interest rate floors are in portions of the portfolio currently experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  As of December 31, 2009, our loans with interest rate floors totaled approximately $1.7 billion and had a weighted average floor rate of 5.73%.  An additional consideration is the lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products as market interest rates change.  These deposit pricing characteristics are particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the narrowing of our net interest margin following the Federal Reserve’s actions to lower market interest rates beginning in late 2007 and accelerating in 2008, as asset yields declined while the reduction in deposit costs lagged.  Further, deposit costs have not declined as much as other short-term market interest rates as credit concerns and liquidity issues for certain large financial institutions, particularly in the summer and fall of 2008, created heightened competitive pricing pressures.  Fortunately, these competitive pressures have decreased over recent quarters and deposit costs have declined sharply over the same period.  As previously noted, our net interest margin has also been adversely affected by an increase in loan delinquencies as well as changes in the portfolio mix as construction and development lending has slowed.

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

Tables 18 and 18(a), Interest Rate Risk Indicators, set forth as of December 31, 2009 and 2008, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments.

Table 18: Interest Rate Risk Indicators (dollars in thousands)

	As of December 31, 2009
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Economic Value of Equity

+400	$1,057	0.7%	$(159,608)	(33.6)%
+300	1,738	1.1	(125,568)	(26.4)
+200	1,970	1.2	(79,883)	(16.8)
+100	1,681	1.1	(33,542)	(7.1)
0	0	0.0	0	0.0
-25	(510)	(0.3)	(264)	(0.1)
-50	(843)	(0.5)	9,574	2.0

Table 18(a): Interest Rate Risk Indicators (dollars in thousands)

	As of December 31, 2008
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Economic Value of Equity

+400	$12,203	7.9%	$(180,488)	(36.8)%
+300	7,690	5.0	(139,414)	(28.5)
+200	2,263	1.5	(98,285)	(20.1)
+100	132	0.1	(54,122)	(11.0)
0	0	0.0	0	0.0
-25	(809)	(0.5)	13,235	2.7
-50	(1,408)	(0.9)	38,246	7.8

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

Tables 19 and 19(a), Interest Sensitivity Gap, present our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2009 and 2008.  The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown. At December 31, 2009, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $32.8 million, representing a negative one-year cumulative gap to total assets ratio of (0.70)%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of December 31, 2009 and 2008 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

 Table 19:  Interest Sensitivity Gap as of December 31, 2009

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$379,415	$32,684	$24,570	$2,197	$--	$67	$438,933
Fixed-rate mortgage loans	130,057	79,265	267,880	205,617	179,460	75,909	938,188
Adjustable-rate mortgage loans	550,326	145,422	411,333	221,223	12,297	--	1,340,601
Fixed-rate mortgage-backed securities	10,782	9,518	28,102	16,923	17,468	4,870	87,663
Adjustable-rate mortgage-backed securities	1,734	2,670	4,155	6,456	--	--	15,015
Fixed-rate commercial/agricultural loans	67,803	32,354	78,039	25,846	7,358	887	212,287
Adjustable-rate commercial/agricultural loans	533,481	15,072	43,958	14,623	245	--	607,379
Consumer and other loans	161,665	11,050	35,042	30,280	22,075	901	261,013
Investment securities and interest-earning deposits	377,483	26,625	30,535	16,166	32,474	63,807	547,090

Total rate sensitive assets	$2,212,746	$354,660	$923,614	$539,331	$271,377	$146,441	$4,448,169

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	150,973	132,008	308,020	308,020	--	--	899,021
Money market deposit accounts	221,062	132,637	88,425	--	--	--	442,124
Certificates of deposit	668,266	924,781	311,643	33,478	3,708	50	1,941,926
FHLB advances	142,728	3,000	32,800	10,000	--	--	188,528
Other borrowings	2,512	--	50,000	--	--	--	52,512
Trust preferred securities	97,942	--	25,774	--	--	--	123,716
Retail repurchase agreements	124,330	--	--	--	--	--	124,330

Total rate sensitive liabilities	$1,407,813	$1,192,426	$816,662	$351,498	$3,708	$50	$3,772,157

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$804,933	$(837,766)	$106,952	$187,833	$267,669	$146,391	$676,012
Cumulative excess (deficiency) of interest-sensitive assets	$804,933	$(32,833)	$74,119	$261,952	$529,621	$676,012	$676,012

Cumulative ratio of interest-earning assets to interest-bearing liabilities	157.18%	98.74%	102.17%	106.95%	114.04%	117.92%	117.92%
Interest sensitivity gap to total assets	17.05%	(17.74)%	2.26%	3.98%	5.67%	3.10%	14.32%
Ratio of cumulative gap to total assets	17.05%	(0.70)%	1.57%	5.55%	11.22%	14.32%	14.32%

(footnotes follow Table 19(a))

Table 19(a):  Interest Sensitivity Gap as of December 31, 2008

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$631,125	$17,519	$30,966	$1,419	$38	$--	$681,067
Fixed-rate mortgage loans	91,959	82,860	242,943	174,270	153,198	55,900	801,130
Adjustable-rate mortgage loans	591,333	148,180	393,414	202,618	5,861	--	1,341,406
Fixed-rate mortgage-backed securities	16,378	14,147	38,101	19,778	17,229	3,752	109,385
Adjustable-rate mortgage-backed securities	4,036	3,321	9,201	6,043	--	--	22,601
Fixed-rate commercial/agricultural loans	48,525	45,925	90,181	33,864	7,664	495	226,654
Adjustable-rate commercial/agricultural loans	590,877	11,063	41,509	19,040	463	--	662,952
Consumer and other loans	134,017	11,391	30,466	45,893	17,157	10,602	249,526
Investment securities and interest-earning deposits	153,683	7,861	12,915	11,950	26,666	57,458	270,533

Total rate sensitive assets	$2,261,933	$342,267	$889,696	$514,875	$228,276	$128,207	$4,365,254

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	214,593	112,807	263,219	263,219	--	--	853,838
Money market deposit accounts	142,021	85,212	56,808	--	--	--	284,041
Certificates of deposit	852,313	671,023	562,322	41,934	4,273	--	2,131,865
FHLB advances	53,233	10,000	35,800	10,000	--	--	109,033
Other borrowings	--	--	--	--	--	--	--
Trust preferred securities	97,942	--	25,774	--	--	--	123,716
Retail repurchase agreements	145,081	--	--	150	--	--	145,231

Total rate sensitive liabilities	$1,505,183	$879,042	$943,923	$315,303	$4,273	$--	$3,647,724

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$756,750	$(536,775)	$(54,227)	$199,572	$224,003	$128,207	$717,530
Cumulative excess (deficiency) of interest-sensitive assets	$756,750	$219,975	$165,748	$365,320	$589,323	$717,530	$717,530

Cumulative ratio of interest-earning assets to interest-bearing liabilities	150.28%	109.23%	104.98%	110.03%	116.16%	119.67%	119.67%
Interest sensitivity gap to total assets	16.23%	(11.51)%	(1.16)%	4.28%	4.80%	2.75%	15.39%
Ratio of cumulative gap to total assets	16.23%	4.72%	3.55%	7.83%	12.64%	15.39%	15.39%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(737.3) million, or (15.6%) of total assets at December 31, 2009, and $(363.3) million, or (7.8%), at December 31, 2008.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 16, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans.  During the years ended December 31, 2009, 2008 and 2007, we purchased loans of $1 million, $13 million and $23 million, respectively, while loan originations, net of repayments, totaled $582 million, $562 million and $607 million, respectively.  This activity was funded primarily by principal repayments on loans and securities, sales of loans, and deposit growth.  During the years ended December 31, 2009, 2008 and 2007, we sold $563 million, $366 million and $393 million, respectively, of loans.  Net deposit growth was $87 million, $158 million and $826 million for the years ended December 31, 2009, 2008 and 2007, respectively, with $560 million of the 2007 growth coming from acquisitions.  The increase in deposits in the current year occurred despite the runoff of $173 million in public funds in response to changes in the collateralization requirements under the Washington and Oregon State public deposit protection regulations.  In addition to reducing our collateral requirements, allowing those deposits to run off also reduced our exposure to future shared-risk assessments under those regulations.  Deposit activity for the year ended December 31, 2009 also included a net decrease of $103 million of brokered deposits.  Deposit activity in 2008 included net increases of $211 million and $5 million of brokered deposits and public funds, respectively.  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  FHLB advances (excluding fair value adjustments) increased $79 million for the year ended December 31, 2009 and decreased $58 million and $46 million for the years ended December 31, 2008 and 2007, respectively.  Other borrowings, including the $50 million of senior bank notes issued under the FDIC Temporary Liquidity Guarantee Program (TLGP), increased $32 million for the year ended December 31, 2009.  Excluding fair value adjustments, our junior subordinated debentures were unchanged for the year ended December 31, 2009 while they increased $54 million for the year ended December 31, 2008 and decreased $33 million for the year ended December 31, 2007.  In the year ended December 31, 2008, we also received $124 million when we issued senior preferred stock to the U.S. Treasury through its Capital Purchase Program.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2009, 2008 and 2007, we used our sources of funds primarily to fund loan commitments, purchase securities, add to our short-term liquidity position and pay maturing savings certificates and deposit withdrawals.  In 2007 we also used approximately $33 million to fund the cash portion of the purchase price and acquisition costs of our three acquisitions.  At December 31, 2009, we had outstanding loan commitments totaling $777 million, including undisbursed loans in process and unused credit lines totaling $760 million.  While reflecting growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.  We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRBSF borrowings.  We maintain credit facilities with the FHLB-Seattle, which at December 31, 2009 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $1.020 billion, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $43 million.  Advances under these credit facilities totaled $189 million, or 4% of our assets at December 31, 2009.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank of San Francisco’s Borrower-In-Custody (BIC) program.  Under this program we can borrow up to 65% of eligible loans not already pledged for other borrowings, which we currently estimate would provide additional borrowing capacity of $373 million.  We utilized this facility on a limited basis during 2009; however, we had no funds borrowed from the Federal Reserve Bank at December 31, 2009.

At December 31, 2009, certificates of deposit amounted to $1.942 billion, or 50% of our total deposits, including $1.594 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At December 31, 2009, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 21 of the Notes to the Consolidated Financial Statements for additional information regarding Banner Corporation’s and Banner Bank’s regulatory capital requirements.)

Table 18, Regulatory Capital Ratios, shows the regulatory capital ratios of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2009, and minimum regulatory requirements for the Banks to be categorized as “well-capitalized.”

Table 20:  Regulatory Capital Ratios

	Banner Corporation	Banner Bank	Islanders Bank	“Well-capitalized” Minimum Ratio
Capital Ratios
Total capital to risk-weighted assets	12.73%	12.95%	13.17%	10.00%
Tier 1 capital to risk-weighted assets	11.47	11.69	12.18	6.00
Tier 1 leverage capital to average assets	9.62	9.74	11.58	5.00

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

Contractual Obligations at December 31, 2009

	Total	Due In One Year Or Less	Due In One to Three Years	Due In Three To Five Years	Due In More Than Five Years
(dollars in thousands)
Advances from Federal Home Loan Bank	$188,528	$145,500	$32,800	$10,000	$228
Junior subordinated debentures	123,716	--	--	--	123,716
Other borrowings (retail repurchase agreements)	124,330	124,330	--	--	--
Other borrowings	52,512	2,535	49,977	--	--
Operating lease obligations	39,112	6,693	10,988	8,464	12,967
Purchase obligation	2,041	766	1,275	--	--
Construction-related obligations	--	--	--	--	--
Total	$530,239	$279,824	$95,040	$18,464	$136,911

At December 31, 2009, we had commitments to extend credit of $777 million.  In addition, we have contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.  For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 31: “Financial Instruments with Off-Balance-Sheet Risk.”

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

See pages 69-73 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – Financial Statements and Supplementary Data

For financial statements, see index on page 80.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended December 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2009.

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

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2009.

Plan Category:	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:	495,378	$22.34	none

Equity compensation plans not approved by security holders:	none	n/a	none

Total	495,378		none

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

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

See Index to Consolidated Financial Statements on page 80.

	(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.

	(3)	Exhibits

See Index of Exhibits on page 140.

(b)		Exhibits

See Index of Exhibits on page 140.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: March 16, 2010	/s/ D. Michael Jones
D. Michael Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Michael Jones	/s/ Lloyd W. Baker
D. Michael Jones	Lloyd W. Baker
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Date: March 16, 2010	Date: March 16, 2010

/s/ David Casper	/s/ Robert D. Adams
David Casper	Robert D. Adams
Director	Director

Date: March 16, 2010	Date: March 16, 2010

/s/ Edward L. Epstein	/s/Jesse G. Foster
Edward L. Epstein	Jesse G. Foster
Director	Director

Date: March 16, 2010	Date: March 16, 2010

/s/ Gary Sirmon	/s/ Dean W. Mitchell
Gary Sirmon	Dean W. Mitchell
Chairman of the Board	Director

Date: March 16, 2010	Date: March 16, 2010

/s/ Brent A. Orrico	/s/Wilber Pribilsky
Brent A. Orrico	Wilber Pribilsky
Director	Director

Date: March 16, 2010	Date: March 16, 2010

/s/ Michael M. Smith	/s/Gordon E. Budke
Michael M. Smith	Gordon E. Budke
Director	Director

Date: March 16, 2010	Date: March 16, 2010

/s/ Constance H. Kravas	/s/ David A Klaue
Constance H. Kravas	David A. Klaue
Director	Director

Date: March 16, 2010	Date: March 16, 2010

/s/ Robert J. Lane	/s/ John R. Layman
Robert J. Lane	John R. Layman
Director	Director

Date: March 16, 2010	Date: March 16, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

March 16, 2010

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

March 16, 2010

The management of Banner Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projection of any evaluation of effectiveness to future periods is subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of Banner Corporation’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on its assessment, Management concluded that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2009.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2009 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8.  The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banner Corporation and subsidiaries, as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Banner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

/s/Moss Adams LLP

Moss Adams LLP
Portland, Oregon
March 16, 2010

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (in thousands, except shares)
December 31, 2009 and 2008

ASSETS	2009	2008

Cash and due from banks	$323,005	$102,750

Securities—trading, cost $192,853and $245,274, respectively	147,151	203,902
Securities—available-for-sale, cost $95,174 and $52,190, respectively	95,667	53,272
Securities—held-to-maturity, fair value $76,489 and $60,530, respectively	74,834	59,794

Federal Home Loan Bank stock	37,371	37,371
Loans receivable:
Held for sale, fair value $4,534 and $7,540, respectively	4,497	7,413
Held for portfolio	3,785,624	3,953,995
Allowance for loan losses	(95,269)	(75,197)
	3,694,852	3,886,211

Accrued interest receivable	18,998	21,219
Real estate owned, held for sale, net	77,743	21,782
Property and equipment, net	103,542	97,647
Goodwill and other intangibles, net	11,070	13,716
Deferred income tax asset, net	14,811	5,528
Income taxes receivable, net	17,436	9,675
Bank-owned life insurance (BOLI)	54,596	52,680
Other assets	51,145	18,821
	$4,722,221	$4,584,368
LIABILITIES
Deposits:
Non-interest-bearing	$582,480	$509,105
Interest-bearing transactions and savings accounts	1,341,145	1,137,878
Interest-bearing certificates	1,941,925	2,131,867
	3,865,550	3,778,850

Advances from FHLB at fair value	189,779	111,415
Other borrowings	176,842	145,230
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	47,694	61,776
Accrued expenses and other liabilities	24,020	40,600
Deferred compensation	13,208	13,149
	4,317,093	4,151,020
COMMITMENTS AND CONTINGENCIES (Notes 22 and 31)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized;
Series A – liquidation preference $1,000 per share, 124,000 shares issued and outstanding	117,407	115,915
Common stock and paid in capital - $0.01 par value per share, 75,000,000 shares authorized, 21,539,590 shares issued: 21,299,209 shares and 16,911,657 shares outstanding at December 31, 2009 and 2008, respectively	331,538	316,740
Retained earnings (accumulated deficit)	(42,077)	2,150
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale and/or transferred to held to maturity	249	572
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 and 240,381 restricted shares outstanding at December 31, 2009 and 2008, respectively	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(9,045)	(8,850)
Liability for common stock issued to deferred, stock related, compensation plans	9,043	8,808
	(2)	(42)
	405,128	433,348
	$4,722,221	$4,584,368

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

INTEREST INCOME:
Loans receivable	$223,035	$257,211	$281,323
Mortgage-backed securities	6,057	4,639	5,832
Securities and cash equivalents	8,278	11,308	8,342
	237,370	273,158	295,497
INTEREST EXPENSE:
Deposits	83,211	110,314	129,420
FHLB advances	2,627	5,407	4,168
Other borrowings	2,205	2,271	3,214
Junior subordinated debentures	4,754	7,353	8,888
	92,797	125,345	145,690

Net interest income before provision for loan losses	144,573	147,813	149,807

PROVISION FOR LOAN LOSSES	109,000	62,500	5,900
Net interest income	35,573	85,313	143,907

OTHER OPERATING INCOME:
Deposit fees and other service charges	21,394	21,540	16,573
Mortgage banking operations	8,893	6,045	6,270
Loan servicing fees, net of amortization and impairment	93	1,703	1,642
Miscellaneous	2,292	1,185	2,336
	32,672	30,473	26,821

Net change in valuation of financial instruments carried at fair value	11,018	9,156	11,574
Total other operating income	43,690	39,629	38,395

OTHER OPERATING EXPENSES:
Salary and employee benefits	68,674	76,104	75,975
Less capitalized loan origination costs	(8,863)	(8,739)	(10,683)
Occupancy and equipment	23,396	24,010	20,953
Information/computer data services	6,264	6,698	7,297
Payment and card processing expenses	6,396	6,993	5,415
Professional services	6,084	4,378	3,207
Advertising and marketing	7,639	6,676	8,310
Deposit Insurance	9,968	3,969	373
State/municipal business and use taxes	2,154	2,257	1,993
REO operations	7,147	2,283	189
Amortization of core deposit intangibles	2,645	2,828	1,881
Miscellaneous	10,576	11,442	12,579
	142,080	138,899	127,489
Goodwill write-off	--	121,121	--
Total other operating expenses	142,080	260,020	127,489

Income (loss) before provision for (benefit from) income taxes	(62,817)	(135,078)	54,813

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(27,053)	(7,085)	17,890

NET INCOME (LOSS)	$(35,764)	$(127,993)	$36,923

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	$6,200	$689	$--
Preferred stock discount accretion	1,492	161	--
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(43,456)	$(128,843)	$36,923

Earnings (loss) per common share (see Note 28)
Basic	$(2.33)	$(7.94)	$2.53
Diluted	$(2.33)	$(7.94)	$2.49
Cumulative dividends declared per common share	$0.04	$0.50	$0.77

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

NET INCOME (LOSS)	$(43,456)	$(128,843)	$36,923

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of ($212), $390 and $0	(377)	692	--
Amortization of unrealized gain on tax exempt securities transferred from available-for-sale to held-to-maturity	54	56	53
Other comprehensive income (loss)	(323)	748	53

COMPREHENSIVE INCOME (LOSS)	$(43,779)	$(128,095)	$36,976

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands)
For the Years Ended December 31, 2009, 2008 and 2007

	Common Stock and Paid in Capital	Preferred Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2009	$316,740	$115,915	$2,150	$572	$(1,987)	$(42)	$433,348

Net income (loss)			(35,764)				(35,764)

Change in valuation of securities—available-for- sale, net of income tax				(377)			(377)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				54			54

Additional registration costs for issuance of preferred stock	(47)						(47)

Accretion of preferred stock discount		1,492	(1,492)				--

Accrual of dividends on preferred stock			(6,200)				(6,200)

Accrual of dividends on common stock ($.04/share cumulative)			(771)				(771)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses	14,723						14,723

Amortization of compensation related to MRP						40	40

Amortization of compensation related to stock options	122						122

BALANCE, December 31, 2009	$331,538	$117,407	$(42,077)	$249	$(1,987)	$(2)	$405,128

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands)
For the Years Ended December 31, 2009, 2008 and 2007

	Common Stock and Paid in Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2008	$300,486	$--	$139,636	$(176)	$(1,987)	$(113)	$437,846

Net income (loss)			(127,993)				(127,993)

Cumulative effect of adoption of accounting principles related to liabilities under split dollar life insurance arrangements			(617)				(617)

Change in valuation of securities—available-for- sale, net of income tax				692			692

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				56			56

Issuance of preferred stock with attached common stock warrant	8,246	115,754					124,000

Accretion of preferred stock discount		161	(161)				--

Accrual of dividends on preferred stock			(689)				(689)

Accrual of dividends on common stock ($.50/share cumulative)			(8,026)				(8,026)

Purchase and retirement of common stock	(14,266)						(14,266)

Proceeds from issuance of common stock for exercise of stock options	594						594

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses	21,021						21,021

Net issuance of stock through employer’s stock plans, including tax benefit	400						400

Amortization of compensation related to MRP						65	65

Forfeiture of MRP stock	(6)					6	--

Amortization of compensation related to stock options	265						265

BALANCE, December 31, 2008	$316,740	$115,915	$2,150	$572	$(1,987)	$(42)	$433,348

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands)
For the Years Ended December 31, 2009, 2008 and 2007

	Common Stock and Paid in Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2007	$137,981	$--	$117,754	$(2,852)	$(1,987)	$(289)	$250,607

Net income			36,923				36,923

Cumulative effect of early adoption of accounting principles for Fair Value accounting			(3,520)	2,623			(897)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				53			53

Accrual of dividends on common stock ($.77/share cumulative)			(11,521)				(11,521)

Purchase and retirement of common stock	(2,099)						(2,099)

Proceeds from issuance of common stock for exercise of stock options	1,715						1,715

Proceeds from issuance of common stock for stockholder reinvestment program	37,579						37,579

Net issuance of stock through employer’s stock plans, including tax benefit	58						58

Acquisitions:
Shares issued to the shareholders of F&M Bank (“F&M”)	77,993						77,993
Shares issued to the shareholders of San Juan Financial Holding Company (“SJFHC”)	35,134						35,134
Shares issued to the shareholders of NCW Community Bank (“NCW”)	11,773						11,773

Amortization of compensation related to MRP						159	159

Forfeiture of MRP stock	(17)					17	--

Amortization of compensation related to stock options	369						369

BALANCE, December 31, 2007	$300,486	$--	$139,636	$(176)	$(1,987)	$(113)	$437,846

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(continued) (in thousands)
For the years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

COMMON STOCK—SHARES ISSUED AND OUTSTANDING
Common stock, shares issued, beginning of period	17,152	16,266	12,314

Purchase and retirement of common stock	--	(614)	(69)
Issuance of common stock for bank acquisitions	--	--	2,932
Issuance of common stock for exercised stock options and/or employee stock plans	--	31	93
Issuance of common stock for stockholder reinvestment program	4,387	1,469	996
Net number of shares issued during the period	4,387	886	3,952

COMMON SHARES ISSUED AND OUTSTANDING, END OF PERIOD	21,539	17,152	16,266

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(240)	(240)
Issuance/adjustment of earned shares	--	--	--
Number of shares, end of period	(240)	(240)	(240)

NET COMMON STOCK—SHARES OUTSTANDING	21,299	16,912	16,026

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(35,764)	$(127,993)	$36,923
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,777	10,525	8,233
Deferred income and expense, net of amortization	2,411	(1,318)	(3,240)
Amortization of core deposit intangibles	2,645	2,828	1,881
Loss (gain) on sale of securities	(140)	(9)	1,504
Net change in valuation of financial instruments carried at fair value	(10,878)	(9,147)	(13,078)
Purchases of securities—trading	(69,760)	(142,859)	(53,300)
Principal repayments and maturities of securities—trading	122,056	84,529	35,268
Proceeds from sales of securities—trading	6,458	17,255	76,462
Deferred taxes	(9,070)	(8,513)	4,922
Equity-based compensation	162	330	528
Tax benefits realized from equity-based compensation	--	(400)	(58)
Increase in cash surrender value of bank-owned life insurance	(1,916)	(1,197)	(1,979)
Gain on sale of loans, excluding capitalized servicing rights	(3,884)	(4,397)	(5,489)
Loss (gain) on disposal of real estate held for sale and property and equipment	766	450	(244)
Provision for losses on loans and real estate held for sale	110,643	63,323	5,900
Origination of loans held for sale	(559,792)	(369,219)	(392,170)
Proceeds from sales of loans held for sale	562,708	366,402	392,654
Goodwill write-off	--	121,121	--
Net change in:
Other assets	(36,008)	(469)	(303)
Other liabilities	(15,305)	(4,134)	(3,441)
Net cash (used) provided by operating activities	75,109	(2,892)	90,973

INVESTING ACTIVITIES:
Purchases of available for sale securities	(77,390)	(52,592)	--
Principal repayments and maturities of available for sale securities	27,922	407	--
Purchases of securities held to maturity	(17,975)	(7,981)	(6,707)
Principal repayments and maturities of securities held to maturity	2,856	1,640	980
Origination of loans, net of principal repayments	(21,645)	(191,404)	(215,173)
Purchases of loans and participating interest in loans	(1,376)	(13,086)	(23,137)
Purchases of property and equipment, net	(8,865)	(10,194)	(27,396)
Proceeds from sale of real estate held for sale, net	37,081	6,403	3,245
Cost of acquisitions, net of cash acquired	--	(150)	(10,603)
Other	(440)	(919)	(299)
Net cash used by investing activities	(59,832)	(267,876)	(279,090)

FINANCING ACTIVITIES
Increase in deposits	86,700	158,257	266,159
Proceeds from FHLB advances	238,700	132,800	266,335
Repayment of FHLB advances	(159,205)	(190,838)	(312,418)
Increase (decrease) in wholesale repurchase agreement borrowings, net	--	--	(26,359)
Increase (decrease) in other borrowings, net	31,605	53,506	(6,316)
Proceeds from issuance of preferred stock with common stock warrant	(47)	124,000	--
Proceeds from issuance of junior subordinated debentures	--	--	25,774
Investment in trust securities related to junior subordinated debentures	--	--	(774)
Repayment of trust securities	--	--	(25,774)
Cash dividends paid	(7,498)	(10,386)	(10,599)
Repurchases of stock, net of forfeitures	--	(14,266)	(2,099)
Tax benefits realized from equity-based compensation	--	400	58
Cash proceeds from issuance of stock, net of registration costs	14,723	21,021	37,460
Exercise of stock options	--	594	1,715
Net cash provided by financing activities	204,978	275,088	213,162

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	220,255	4,320	25,045

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	102,750	98,430	73,385
CASH AND DUE FROM BANKS, END OF YEAR	$323,005	$102,750	$98,430

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)
(continued from prior page)

	2009	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$100,464	$126,356	$142,912
Taxes paid (received) in cash	(8,173)	9,182	14,174
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income transferred to real estate owned and other repossessed assets	102,213	27,558	4,258
Real estate owned transferred to property and equipment	7,030	--	--
Net change in accrued dividends payable	527	1,671	922
Stock issued to/forfeited from MRP	--	6	--
Securities available-for-sale transferred to trading	--	--	226,153
Change in other assets/liabilities	924	1,471	1,705
Acquisitions:
Cash paid out in acquisitions	--	--	33,161
Fair value of assets acquired	--	--	791,714
Liabilities assumed in acquisitions	--	--	633,614
Stock based consideration issued for acquisitions	--	--	125,020

Effects of adoption of new accounting pronouncements:
Accrual of liability for split-dollar life insurance	--	617	--
FHLB advances adjustment to fair value	--	--	678
Junior subordinated debentures, including unamortized origination costs adjustment to fair value	--	--	2,079
Deferred tax asset related to fair value adjustments	--	--	504

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of two wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, as explained below.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2009, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC).  The consolidated financial statements and results of operation presented in this report on Form 10-K include financial information for Islanders Bank and two other acquisitions, F&M Bank, Spokane, Washington, and NCW Community Bank, Wenatchee, Washington, which were merged into Banner Bank in 2007.  (See Note 4 of the Selected Notes to Consolidated Financial Statements for additional information with respect to these acquisitions.)

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank (FHLB) advances, other borrowings and junior subordinated debentures.  In 2008 and 2009, the Company’s net income was significantly impacted by unprecedented high levels of provisions for loan losses and the net change in the value of financial instruments carried at fair value.  In addition, the 2008 results were also impacted by a substantial goodwill impairment charge.

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All material intercompany transactions, profits and balances have been eliminated.

Subsequent Events:  The Company has evaluated events and transactions for potential recognition or disclosure through March 16, 2010, the day the financial statements were issued.

Use of Estimates:  In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with U.S. Generally Accepted Accounting Principles (GAAP).  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition in the accompanying notes.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) deferred tax assets and liabilities.  These policies and the judgments, estimates and assumptions are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in this Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate based on the factual circumstances at the time.  However, because of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009.  At that date, the ASC became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The implementation of the ASC affects the way companies refer to GAAP standards in financial statements and accounting policies, but it has not had a material effect on the Company’s Consolidated Financial Statements.

Securities: Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity.  Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity.  Securities classified as trading are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity and, if appropriate, any other-than-temporary impairment losses.  Securities classified as available-for-sale are recorded at fair value.  Unrealized gains and losses on securities classified as available for sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income, a component of stockholders’ equity, until realized.  Securities classified as trading are also recorded at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.  (See Note 25 for a more complete discussion of accounting for the fair value of financial instruments.)  Declines in the fair value of securities classified as held to maturity or available for sale below their cost that are deemed to be other-than-temporary are recognized in earnings as realized losses.  Realized gains and losses on sale are computed on the specific identification method and are included in operations on the trade date sold.

Prior to the second quarter of 2009, the Company would assess an other-than-temporary impairment (OTTI) or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery.  If the Company determined a security to be other-than-temporarily or permanently impaired, the full amount of the impairment would be recognized through earnings in its entirety.  New guidance related to the recognition and presentation of OTTI for debt securities became effective in the second quarter of 2009.  Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether it intends to sell a security or if it is likely that it would be required to sell the security before recovery of the amortized cost basis of the investment which may not be until maturity.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (OCI).  Impairment losses related to all other factors are presented as separate categories within OCI.  For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows.  The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings.  If there is an indication of additional credit losses, the security is re-evaluated according to the procedures described above.

Investment in FHLB Stock:  The Banks’ investments in Federal Home Loan Bank stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  For the year ended December 31, 2009, the Banks did not receive any dividend income on FHLB stock.  The Banks received dividend income on FHLB stock totaling $355,000 and $222,000 for the years ended December 31, 2008 and 2007, respectively.  In the fourth quarter of 2008, due to a weakened capital position and financial performance stemming from the turmoil in the capital and mortgage markets, the FHLB of Seattle suspended dividend payment on all classes of stock.

At December 31, 2009, the Company had recorded $37.4 million in FHLB stock.  This represents no change from December 31, 2008.  This stock is generally viewed as a long-term investment and is carried at par.  It does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.  Although as of September 30, 2009, the FHLB of Seattle met all of its regulatory requirements (including the risk-based capital requirement), on November 6, 2009, the Finance Agency reaffirmed the FHLB of Seattle capital classification as undercapitalized.  The Finance Agency also indicated that it would not change the capital classification to adequately capitalized until the Finance Agency believes the FHLB of Seattle has demonstrated sustained performance in line with an approved capital restoration plan.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.  As of December 31, 2009, management has concluded that our investment in FHLB stock is not impaired.

Loans Receivable:  The Banks originate residential mortgage loans for both portfolio investment and sale in the secondary market.  At the time of origination, mortgage loans are designated as held for sale or held for investment.  Loans held for sale are stated at lower of cost or estimated fair value determined on an aggregate basis.  Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  The Banks also originate construction and land development, commercial and multifamily real estate, commercial business, agricultural and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts and premiums.  Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

Interest Income: Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Provision and Allowance for Loan Losses: The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  We maintain an allowance for loan losses consistent in all material respects with the generally accepted accounting principles guidelines outlined in ASC 450, Contingencies.  We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income and value impaired loans consistent with the accounting guidelines outlined in ASC 310, Receivables.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends we identify at the time financial statements are prepared.  Although we use the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control.  The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

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

Loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.  These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

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

Real Estate Held for Sale: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of estimated fair value, less cost to sell, or the carrying value of the defaulted loan.  Development and improvement costs relating to the property are capitalized while direct holding costs are expensed.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

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

Mortgage Servicing Rights: Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of loans.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.  For sales of mortgage loans, the value of the servicing right is estimated and capitalized.  Fair value is based on market prices for comparable mortgage servicing contracts.  Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  The Company and the Banks generally have not invested in “off-balance-sheet” derivative instruments, although investment policies authorize such investments.  However, as a result of the acquisition of F&M, the Company became a party to approximately $23.0 million ($20.4 million as of December 31, 2009) in notional amounts of interest rate swaps.  These swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  The fair value adjustments for these swaps and the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the hedged loans.  Further, as a part of mortgage banking activities, the Company issues “rate lock” commitments to borrowers and obtain offsetting “best efforts” delivery commitments from purchasers of loans.  While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives.  On December 31, 2009, the Company and the Banks had no other investment-related off-balance-sheet derivatives.

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

The Company adopted the revised provisions of FASB ASC 740, Income Taxes, (“ASC 740”), relating to the accounting for uncertainty in income taxes on January 1, 2007.  Upon the implementation of the revised provisions, the Company recognized no material adjustment in the form of a liability for unrecognized tax benefits.  The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate.  This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

Employee Stock Ownership Plan:  The Company loaned the Employees Stock Ownership Plan (ESOP) the funds necessary to fund the purchase of 8% of the Company’s initial public offering of common stock.  The loan to the ESOP is repaid principally from the Company’s contribution to the ESOP, and the collateral for the loan is the Company’s common stock purchased by the ESOP.  Annually, in consultation with the Company’s directors, the ESOP’s trustees determine if the contribution will be used to make a payment on the loan or purchase shares in the open market.  When the contribution is used to repay debt, shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants’ accounts.  When shares are released from collateral, compensation expense is recorded equal to the average current market price of the shares, and the shares become outstanding for earnings-per-share calculations.  When the contribution is used to purchase shares in the open market, compensation expense is recorded in the amount of the contribution.  Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants’ accounts.  Dividends on unallocated shares are used to fund a portion of the Company’s contribution to the ESOP (see additional discussion in Note 18).

Equity-Based Compensation:  At December 31, 2009, the Company had the following stock-based employee/director compensation plans:  a stock grant plan (the 1996 Management Recognition and Development Plan), three stock option plans (the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan) and the Banner Corporation Long-Term Incentive Plan.  These plans are described more fully in Note 19.

The 1996 Management Recognition and Development Plan (MRP), a restricted stock grant plan, values shares awarded at their fair value, which is their intrinsic value on the date of the award grant.  The expense of the award grants are accrued ratably over the five-year vesting period from the date of each award.

Stock Option Plans:  The Company has adopted the fair value recognition provisions of FASB ASC 718, Stock Compensation, using the modified-prospective-transition method.  Under that method, compensation costs recognized include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.  This method requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  See Note 19.

The Banner Corporation Long-Term Incentive Plan was initiated in June 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of the Company’s common stock (the excess of the fair market value of a share of the Company’s common stock on the date of vesting over the fair market value of such share on the date granted) plus dividends declared on the Company’s common stock and changes in Banner Bank’s average earnings rate.  Awards granted through the plan are considered stock appreciation rights (SARs) and are included in deferred compensation.  The Company remeasures the fair value of a SAR each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in the SAR’s fair value and vesting.

Wholesale Repurchase Agreements:  The Company periodically enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Company transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, repurchase agreements are accounted for as financing arrangements and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Financial Condition while the dollar amount of securities underlying the agreements remains in the respective asset accounts.  Those securities are disclosed as encumbered.

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

Reclassification:  Certain reclassifications have been made to the prior years’ consolidated financial statements and/or schedules to conform to the current year’s presentation.  These reclassifications may have affected certain ratios for the prior periods.  These reclassifications had no effect on retained earnings or net income as previously presented and the effect of these reclassifications is considered immaterial.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Regulatory Actions: In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets and our recent operating results, we expect Banner Bank to shortly enter into a Memorandum of Understanding or MOU with the FDIC and Washington DFI.  We expect that, under the MOU, Banner Bank will be required, among other things, to develop and implement plans to reduce commercial real estate concentrations; to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 leverage capital to equal or exceed 10% of average assets.  In addition, we expect that Banner Bank will not be able to pay cash dividends to Banner Corporation without prior approval from the FDIC and Washington DFI.  See Item 1A, Risk Factors—“We are subject to various regulatory requirements, expect to be subject to a memorandum of understanding and may be subject to future additional regulatory restrictions and enforcement actions.”

We also expect that the Company will enter into a similar MOU with the Federal Reserve Bank of San Francisco.  In addition, the Company and Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  Further, the Company may not pay any dividends on common or preferred stock, pay interest or principal on the balance of its junior subordinated debentures or repurchase our common stock without the prior written non-objection of the Federal Reserve Bank.

FDIC Prepayment:  On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay an estimate of their expected quarterly deposit insurance premiums for the fourth quarter of 2009 and for the three years ended December 31, 2010, 2011 and 2012.  Insured institutions were required to deposit funds with the FDIC in the amount of the prepaid assessment on December 30, 2009.  The insured institutions will not receive interest on the deposited funds.  For purposes of calculating an institution’s prepaid assessment amount, for the fourth quarter of 2009 and all of 2010, that institution’s assessment rate was its total base assessment rate in effect on September 30, 2009.  That rate was then increased by three basis points for all of 2011 and 2012.  Again, for purposes of calculating the prepaid amount, an institution’s third quarter 2009 assessment base was assumed to increase quarterly by an estimated five percent annual growth rate through the end of 2012.  Each institution was directed to record the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 30, 2009.  Thereafter, each institution will record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution will record an expense and an accrued expense payable each quarter for its regular assessment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the institution.  The balance of the prepaid assessment was $29.5 million at December 31, 2009.

FDIC Special Assessment:  On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, with the maximum amount of the special assessment for any institution not to exceed ten basis points times the institution’s assessment base for the second quarter 2009 risk-based assessment.  The special assessment was collected on September 30, 2009 at the same time the regular quarterly risk-based assessment for the second quarter of 2009 was collected.  For Banner Corporation, this assessment was $2.1 million, which was recognized in other operating expenses during the quarter ended June 30, 2009.  The FDIC Board may vote to impose additional special assessments if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the Board believes would adversely affect public confidence or to a level that will be close to or below zero.

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

Goodwill write-off:  As a result of the significant decline in Banner Corporation’s stock price and market capitalization over the course of 2008 and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, the Company decided to reduce the carrying value of goodwill in the Consolidated Statements of Financial Condition by recording $50 million write-down in the second quarter and, in response to worsening economic indicators and further price declines, an additional $71 million write-down in the fourth quarter of 2008.  The total $121 million write-off of goodwill was a non-cash charge that did not affect the Company’s or the Banks’ liquidity or operations.  The adjustment brought book value and tangible book value more closely in line with each other and more accurately reflected current market conditions.  Also, since goodwill is excluded from regulatory capital, the impairment charge (which was not deductible for tax purposes) did not have an adverse effect on the regulatory capital ratios of the Company or either of our subsidiary banks, each of which continues to remain “well capitalized” under the regulatory requirements.  (See Note 24 of the Selected Notes to Consolidated Financial Statements for additional information with respect to our valuation of intangible assets.)

Fannie Mae and Freddie Mac Stock Valuation:  In September 2008, the United States Treasury announced a plan to place the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) into conservatorship under the authority of the Federal Housing Finance Agency.  As of June 30, 2008, Banner Corporation owned both common and preferred equity securities issued by Fannie Mae and Freddie Mac with a combined book value of $6.9 million.  At December 31, 2009, the fair value of these securities had declined to approximately $328,000, with the decrease in the value included in the net fair value adjustments detailed in Note 25, Fair Value Accounting and Measurement.  The Company does not anticipate a meaningful recovery with respect to the valuation of that stock.

Issuance of Shares through Dividend Reinvestment and Direct Stock Purchase and Sale Plan (DRIP):  On July 22, 2008, the Board of Directors authorized the registration and issuance of an additional 3,000,000 shares of common stock through continuation of the DRIP.  Also, on August 25, 2009 and January 26, 2010, the Board of Directors authorized the registration and issuance of an additional 3,875,000 shares and 4,500,000 shares, respectively, of common stock through continuation of the DRIP.  During the year ended December 31, 2009, the Company added to its capital structure by issuing 4,387,552 shares at an average price, net of issuance costs, of $3.36 per share through the DRIP.  This issuance of stock provided a net $14.7 million increase to capital during the year ended December 31, 2009.  Likewise, for the year ended December 31, 2008, the Company issued 1,469,381 shares at an average price, net of issuance costs, of $14.41 per share through the DRIP, adding $21.2 million to capital.

Acquisitions of F&M Bank, San Juan Financial Holding Company and NCW Community Bank:  The Company completed the acquisitions of F&M Bank (F&M) and San Juan Financial Holding Company (SJFHC) effective May 1, 2007, and NCW Community Bank (NCW) effective October 10, 2007.  SJFHC was merged into Banner Corporation and its wholly owned subsidiary, Islanders Bank, has continued operations as a subsidiary of Banner Corporation.  F&M and NCW were merged into Banner Bank upon acquisition and now operate under the Banner Bank name.  The financial results for the years ended December 31, 2009 and 2008 include the assets, liabilities and results of operations for all three of the acquired companies.  The financial results for the year ended December 31, 2007 include the assets and liabilities acquired in the acquisitions with the impact of those acquisitions subsequent to the effective dates reported in the results of operations. (See Note 4 of Selected Notes to Consolidated Financial Statements for additional information with respect to these acquisitions.)

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Recently Adopted Accounting Standards:  In August 2009, FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value.  This update amends ASC 820, Fair Value Measurements and Disclosure, in regards to the fair value measurement of liabilities.  FASB ASC 820 clarifies that in circumstances in which a quoted price for an identical liability in an active market is not available, a reporting entity shall utilize one or more of the following techniques: i) the quoted price of the identical liability when traded as an asset, ii) the quoted price for a similar liability or for a similar liability when traded as an asset, or iii) another valuation technique that is consistent with the principles of ASC 820.  In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  Also, when measuring the fair value of a liability, a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update was effective for the Company in the fourth quarter of 2009.  The adoption of ASU 2009-05 did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2009, FASB amended the accounting standard for Subsequent Events.  The updated standard, ASC 855, established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The revisions did not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements.  It does require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The Company adopted the provisions of this guidance for the interim period ended June 30, 2009, and the effect of adoption on the Company’s Consolidated Financial Statements was not material.

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

In April 2009, FASB revised accounting standards for Investments—Debt and Equity Securities.  The standard, ASC 320, changes the other-than-temporary impairment (OTTI) model for debt securities.  Under previous guidance, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary.  If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings.  Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is more likely than not that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security.  If the entity intends to sell the security or it is more likely than not it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI.  The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected on a security.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (OCI).  Impairment losses related to all other factors are to be presented as a separate category within OCI.  For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows.  The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment and would not affect earnings.  If there is an indication of additional credit losses, the security is reevaluated accordingly based on the procedures described above. Upon adoption of the revised guidance, the noncredit portion of previously recognized OTTI is to be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings.  These revisions became effective in the interim reporting period ending after June 15, 2009.  We adopted these revisions for the quarter ended June 30, 2009 and the effect of the adoption on the Company’s Consolidated Financial Statements was not material.

In April 2009, FASB amended accounting standards for Fair Value Measurements and Disclosures.  The amended standard, ASC 820, addresses issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly.  The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive.  The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  It also provides guidance on identifying circumstances that indicate a transaction is not orderly.  If it is determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g., income approach or multiple valuation techniques) to determine fair value.  Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows.  The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  It also requires financial institutions to disclose the fair values of investment securities by major security type.  The changes were effective for the interim reporting period ending after June 15, 2009, and are to be applied prospectively.  The requirements of these amendments are consistent with the Company’s practice of calculating fair value on the various assets and liabilities it carries at fair value.  Therefore, there was no material impact on the fair value measurement of any assets or liabilities in the Consolidated Financial Statements.

In January 2009, FASB amended accounting standards for Investments—Other.  The amended standard, ASC 325, addresses certain practices or issues related to the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, by making its OTTI assessment guidance consistent with the accounting standards for Investments—Debt and Equity Securities.  The amendment removes the reference to the consideration of a market participant’s estimates of cash flows and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms.  If it is probable that there has been an adverse change in estimated cash flows, an OTTI is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made.  This amendment became effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively.  The amendment of these standards did not have a material impact on the Company’s Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements:  In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.  FASB ASU No. 2009-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation.  Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of adoption of FASB ASU No. 2010-06.  We do not expect the adoption of this ASU will have a material impact on the Company’s Consolidated Financial Statements.

In December 2009, FASB issued ASU No. 2009-17, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets.  This update codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-17 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  This standard will primarily impact the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control.  To qualify as a participating interest, (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and  (iv) no party has the right to pledge or exchange the entire financial asset.  If the participating interest or surrender of control criteria are not met, the transfer is not accounted for as a sale and derecognition of the asset is not appropriate. Rather, the transaction is accounted for as a secured borrowing arrangement.  The impact of certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets, liabilities and their respective interest income and expense.  An increase in total assets also increases regulatory risk-weighted assets and could negatively impact our capital ratios.  The Company does not believe the impact of adoption will have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-18, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This update codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification.  ASU 2009-18 eliminates FASB Interpretations 46(R) (FIN 46(R)) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (VIE). The new guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the previous provisions.  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity.  This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  The Company is still evaluating the impact of the adoption of this guidance, but does not anticipate that this new guidance will have any material impact on the Company's consolidated financial statements.

Note 4:  ACQUISITIONS OF F&M BANK, SAN JUAN FINANCIAL HOLDING COMPANY AND NCW COMMUNITY BANK

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

The acquisitions were accounted for as purchases in accordance with ASC 805.  Accordingly, the purchase prices were allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table:

	F&M May 1, 2007 (in thousands)	SJFHC May 1, 2007 (in thousands)		NCW October 10, 2007 (in thousands)		Total (in thousands)
Date of acquisition

New shares issued in acquisition	1,773,402	819,209		339,860		2,932,471

Cash paid to shareholders	$19,404		$6,159		$6,505	$32,068
Total value of Banner’s common stock exchanged with acquiree’s shareholders	78,030		35,177		11,813	125,020
Transaction closing costs	756		318		168	1,242
Total purchase price	$98,190		$41,654		$18,486	$158,330

Allocation of purchase price
Acquisitions’ equity	$32,987		$16,782		$9,601	$59,370
Adjustments to record assets and liabilities at estimated fair value
Loans	(195)		(604)		(90)	(889)
Premises and equipment	3,315		1,800	--	--	5,115
Core deposit intangible (CDI)	10,867		6,147		1,245	18,259
Deposits	(336)		37		(197)	(496)
Deferred taxes, net	(4,916)		(2,659)		(345)	(7,920)
Estimated fair value of net assets acquired	41,722		21,503		10,214	73,439

Goodwill resulting from acquisition	$56,468		$20,151		$8,272	$84,891

The fair value of assets and liabilities of acquired institutions at the date of acquisition follows:

	F&M May 1, 2007 (in thousands)	SJFHC May 1, 2007 (in thousands)		NCW October 10, 2007 (in thousands)		Total (in thousands)
Date of acquisition

Cash	$12,056		$7,449		$2,916	$22,421
Securities—available for sale	6,768	26	26,263		1,200	34,231
Federal funds sold and interest bearing deposits at banks	137		--		--	137
Loans, net of allowance for loan losses of $4,528, $1,429 and $1,319, respectively	389,290		116,999		90,522	596,811
Premises and equipment, net	11,872		5,756		3,012	20,640
BOLI	8,662		2,315		--	10,977
Other assets	7,528		2,082		1,597	11,207
Goodwill	56,468		20,151		8,272	84,891
Core deposit intangible (CDI)	10,867		6,298		1,245	18,410
Total assets	503,648		187,313		108,764	799,725

Deposits	(348,822)		(124,264)		(86,756)	(559,842)
Advances from Federal Home Loan Bank	(20,000)		(15,726)		--	(35,726)
Federal funds purchased and other borrowings	(19,625)		--		(1,590)	(21,215)
Other liabilities	(17,011)		(5,669)		(1,932)	(24,612)
Total liabilities	(405,458)		(145,659)		(90,278)	(641,395)

Net assets acquired	$98,190		$41,654		$18,486	$158,330

The CDI asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired.  This intangible asset is being amortized using an accelerated method over an estimated useful life of eight years.  The core deposit intangible asset is not estimated to have a significant residual value.  Goodwill represents the excess of the total purchase price paid for the Banks over the fair values of the assets acquired, net of the fair values of the liabilities assumed.  Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  During the year ended December 31, 2008, we recorded a goodwill impairment charge of $121.1 million.  (See Note 24 of the Selected Notes to Consolidated Financial Statements.)  No impairment losses have been recognized in connection with core deposit intangibles during the period from acquisition to the end of the current reporting period.

The following table presents unaudited pro forma condensed results of operations for the year ended December 31, 2007 prepared as if the acquisitions of F&M, SJFHC and NCW had occurred on January 1, 2007.  Any cost savings realized as a result of the acquisitions are not reflected in the pro forma condensed statements of income as no assurance can be given with respect to the final amount of such cost savings.  The pro forma results have been prepared for comparison purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2007.

Pro Forma Financial Information – Unaudited
(in thousands except per share data)

	Year Ended December 31, 2007
		Four Months Ended April 30, 2007		9.3 Months Ended October 9, 2007	F&M Pro Forma Adjustments		SJFHC Pro Forma Adjustments		NCW Pro Forma Adjustments		Pro Forma Consolidated

	Banner	F&M	SJFHC	NCW

Net interest income before provision for loan losses	$149,619	$5,803	$2,074	$4,034	$(95)	(A)	$38	(A)	$22	(A)	$161,495
Provision for loan losses	5,900	1,028	20	155	--		--		--		7,103
Other operating income	38,583	1,375	599	158	--		(22)	(B)	--		40,693
Other operating expense	127,489	13,425	3,109	3,879	(7,341)	(C)	(937)	(D)	(1,186)	(E)	138,438
Income (loss) before provision for income taxes (benefits)	54,813	(7,275)	(456)	158	7,246		953		1,208		56,647
Provision for income taxes (benefits)	17,890	(2,612)	270	51	2,609	(F)	343	(F)	435	(F)	18,986
Net income (loss)	$36,923	$(4,663)	$(726)	$107	$4,637		$610		$773		$37,661

Basic earnings per share	$2.53										$2.40
Diluted earning per share	$2.49										$2.36

Basic weighted average shares outstanding	14,581	686	120	346	583	(G)	270	(G)	257	(G)	15,691
Diluted weighted average shares outstanding	14,383	686	120	346	583	(G)	270	(G)	257	(G)	15,948

(A)	Consists of net accretion of fair value adjustments related to the acquisitions of F&M, SJFHC and NCW assuming acquired January 1, 2006.
(B)	Reversal of effects of equity in earnings of San Juan Title Company not acquired in acquisition.
(C)	Reversal of merger related expenses of $7.8 million, offset by additional core deposit amortization of $470,000 assuming acquired January 1, 2006.
(D)	Reversal of merger related expenses of $1.3 million, offset by additional core deposit amortization of $320,000 assuming acquired January 1, 2006.
(E)	Reversal of merger related expenses of $1.3 million, offset by additional core deposit amortization of $137,000 assuming acquired January 1, 2006.
(F)	Income tax effect of pro forma adjustments at 36%.
(G)	Additional shares issued at an exchange rate of 0.85 to 1 for F&M, 2.2503 to 1 for SJFHC and 0.7438 to 1 for NCW.

Note 5:  CASH, DUE FROM BANKS AND CASH EQUIVALENTS

Cash, due from banks and cash equivalents consisted of the following (dollars in thousands):

	December 31
	2009	2008
Cash on hand and due from banks	$322,346	$99,230
Cash equivalents:
Short-term cash investments	659	3,520
Federal funds sold	--	--
	$323,005	$102,750

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities of less than 90 days.

Federal regulations require depository institutions to maintain certain minimum reserve balances.  Included in cash and demand deposits were required reserves of $13.8 million and $12.5 million at December 31, 2009 and 2008, respectively.

Note 6:  SECURITIES

Securities—Trading: The amortized cost and estimated fair value of securities—trading at fair value under ASC 820 at December 31, 2009 and 2008 are summarized as follows; see Note 25 for further discussion (dollars in thousands):

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

U.S. Government and agency obligations	$41,178	$270	$(193)	$41,255	28.0%
Municipal bonds:
Taxable	1,004	30	--	1,034	0.7%
Tax exempt	6,065	103	(51)	6,117	4.2%
Total municipal bonds	7,069	133	(51)	7,151	4.9%

Corporate bonds	76,411	--	(41,394)	35,017	23.8%

Mortgage-backed or related securities:
FHLMC certificates	20,939	718	--	21,657	14.7%
FHLMC collateralized mortgage obligations	4,091	89	--	4,180	2.9%
Total FHLMC mortgage-backed securities	25,030	807	--	25,837	17.6%

FNMA certificates	27,055	1,085	(13)	28,127	19.1%
FNMA collateralized mortgage obligations	9,195	227	--	9,422	6.4%
Total FNMA mortgage-backed securities	36,250	1,312	(13)	37,549	25.5%

Equity securities:
FHLMC stock	1,023	11	(966)	68	0.0%
FNMA stock	5,878	--	(5,618)	260	0.2%
Other	14	--	--	14	--
	$192,853	$2,533	$(48,235)	$147,151	100.0%

Proceeds from only one sale of a single trading security for the year ended December 31, 2009 were $6,458,000.  A gross gain of $140,000 was realized on that sale.  Net unrealized holding losses of $4,334,000 were recognized on securities—trading carried at fair value for the year ended December 31, 2009.

Note 6:  SECURITIES (continued)

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

U.S. Government and agency obligations	$69,817	$590	$(18)	$70,389	34.5%
Municipal bonds:
Taxable	1,990	54	(3)	2,041	1.0%
Tax exempt	9,954	77	(43)	9,988	4.9%
Total municipal bonds	11,944	131	(46)	12,029	5.9%

Corporate bonds	76,497	--	(36,277)	40,220	19.7%

Mortgage-backed or related securities:
FHLMC certificates	28,444	258	--	28,702	14.1%
FHLMC collateralized mortgage obligations	6,774	62	--	6,836	3.4%
Total FHLMC mortgage-backed securities	35,218	320	--	35,538	17.5%

FNMA certificates	31,939	667	--	32,606	16.0%
FNMA collateralized mortgage obligations	12,935	26	(75)	12,886	6.3%
Total FNMA mortgage-backed securities	44,874	693	(75)	45,492	22.3%

Equity securities:
FHLMC stock	1,022	--	(991)	31	--%
FNMA stock	5,888	--	(5,692)	196	0.1%
Other	14	--	(7)	7	--
	$245,274	$1,734	$(43,106)	$203,902	100.0%

Proceeds from sales of securities—trading at fair value during the year ended December 31, 2008 were $17,255,000.  Gross gains of $44,000 and gross losses of $35,000 were realized on those sales.  Net unrealized holding losses of $39,939,000 were recognized on securities carried at fair value for the year ended December 31, 2008.

The amortized cost and estimated fair value of securities—trading at December 31, 2009 and 2008, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009		December 31, 2008
	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value

Due in one year or less	$550	$565	$9,513	$9,551
Due after one year through five years	40,232	40,277	53,961	54,482
Due after five years through ten years	21,230	21,641	25,100	25,156
Due after ten years through twenty years	20,931	21,186	33,961	33,341
Due after twenty years	102,995	63,140	115,814	81,138
	185,938	146,809	238,349	203,668
Equity securities	6,915	342	6,925	234
	$192,853	$147,151	$245,274	$203,902

Note 6:  SECURITIES (continued)

Securities—Available-for-Sale: The amortized cost and estimated fair value of securities available for sale under ASC 820 at December 31, 2009 and 2008 are summarized as follows; see Note 25 for further discussion (in thousands):

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

U.S. Government and agency obligations	$53,732	$22	$(642)	$53,112	55.5%
Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	17,410	223	--	17,633	18.4%

GNMA certificates	17,741	716	--	18,457	19.3%

Other collateralized mortgage obligations	6,291	174		6,465	6.8%
	$95,174	$1,135	$(642)	$95,667	100.0%

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

Mortgage-backed or related securities:

FHLMC collateralized mortgage obligations	$10,025	$--	$(20)	$10,005	18.8%

GNMA certificates	32,702	1,027	--	33,729	63.3%

Other collateralized mortgage obligations	9,463	181	(106)	9,538	17.9%
	$52,190	$1,208	$(126)	$53,272	100.0%

At December 31, 2009 and 2008, an aging of unrealized losses and fair value of related securities—available-for-sale were as follows (in thousands):

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$48,713	$(642)	$--	$--	$48,713	$(642)

	$48,713	$(642)	$--	$--	$48,713	$(642)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$12,690	$(126)	$--	$--	$12,690	$(126)

	$12,690	$(126)	$--	$--	$12,690	$(126)

There were no sales of securities—available-for-sale during the years ended December 31, 2009 and 2008.  Management does not believe that any individual unrealized loss as of December 31, 2009 represents an other-than-temporary impairment.  The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.  There were eight securities—available-for-sale with unrealized losses at December 31, 2009 and two at December 31, 2008.

The amortized cost and estimated fair value of securities—available for sale at December 31, 2009 and 2008, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009		December 31, 2008
	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value

Due in one year or less	$--	$--	$--	$--
Due after one year through five years	48,748	48,257	--	--
Due after five years through ten years	4,983	4,854	--	--
Due after ten years through twenty years	5,133	5,196	16,698	16,858
Due after twenty years	36,310	37,360	35,492	36,414
	$95,174	$95,667	$52,190	$53,272

Note 6:  SECURITIES (continued)

Securities--Held to Maturity: The amortized cost and estimated fair value of securities held to maturity are summarized as follows (dollars in thousands):

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Percent
	cost	gains	losses	value	of Total

Municipal bonds:
Taxable	$2,683	$66	$(30)	$2,719	3.6%
Tax Exempt	63,901	2,731	(72)	66,560	87.0%
	66,584	2,797	(102)	69,279	90.6%

Corporate bonds	8,250	--	(1,040)	7,210	9.4%
	$74,834	$2,797	$(1,142)	$76,489	100.0%

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Percent
	cost	gains	losses	value	of total

Municipal bonds:
Taxable	$2,925	$24	$(47)	$2,902	4.9%
Tax Exempt	48,619	882	(214)	49,287	81.3%
	51,544	906	(261)	52,189	86.2%

Corporate bonds	8,250	176	(85)	8,341	13.8%
	$59,794	$1,082	$(346)	$60,530	100.0%

At December 31, 2009 and 2008, agings of unrealized losses and fair value of related securities held-to-maturity were as follows (in thousands):

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate bonds	$2,556	$(444)	$3,404	$(596)	$5,960	$(1,040)

Municipal bonds	2,920	(43)	10,112	(59)	13,032	(102)
	$5,476	$(487)	$13,516	$(655)	$18,992	$(1,142)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate bonds	$3,915	$(85)	$--	$--	$3,915	$(85)

Municipal bonds	5,785	(245)	7,710	(16)	13,495	(261)
	$9,700	$(330)	$7,710	$(16)	$17,410	$(346)

Management does not believe that any individual unrealized loss as of December 31, 2009 represents an other-than-temporary impairment.  The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.  There were 12 and 15 securities held-to-maturity with unrealized losses at December 31, 2009 and 2008, respectively.

The amortized cost and estimated fair value of securities held to maturity at December 31, 2009 and 2008, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2009		December 31, 2008
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$2,095	$2,131	$1,153	$1,164
Due after one year through five years	11,017	11,613	10,601	10,811
Due after five years through ten years	13,794	14,379	14,046	14,185
Due after ten years through twenty years	41,792	42,504	24,957	25,241
Due after twenty years	6,136	5,862	9,037	9,129
	$74,834	$76,489	$59,794	$60,530

Note 7:  ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS

The following table sets forth the composition of income from securities for the periods indicated (in thousands):

	Years Ended December 31
	2009	2008	2007
Mortgage-backed securities interest	$6,057	$4,639	$5,832

Taxable interest income	5,080	8,067	5,903
Tax-exempt interest income	3,203	2,485	2,075
Equity securities—dividend/(premium amortization)	(5)	401	142
FHLB stock—dividend income	--	355	222
	8,278	11,308	8,342

Total income from securities	$14,335	$15,947	$14,174

Note 8:  LOANS RECEIVABLE

Loans receivable, including loans held for sale, at December 31, 2009 and 2008 are summarized as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent

Commercial real estate
Owner occupied	$509,464	13.4%	$459,446	11.6%
Investment properties	573,495	15.1	554,263	14.0
Multifamily real estate	153,497	4.1	151,274	3.8
Commercial construction	80,236	2.1	104,495	2.6
Multifamily construction	57,422	1.5	33,661	0.8
One- to four-family construction	239,135	6.3	420,673	10.6
Land and land development
Residential	284,331	7.5	401,129	10.1
Commercial	43,743	1.2	62,128	1.6
Commercial business	637,823	16.8	679,867	17.2
Agricultural business, including secured by farmland	205,307	5.4	204,142	5.2
One- to four-family real estate	703,277	18.6	599,169	15.1

Consumer	110,937	2.9	115,515	2.9
Consumer secured by one- to four family	191,454	5.1	175,646	4.5
Total consumer	302,391	8.0	291,161	7.4

Total loans outstanding	3,790,121	100.0%	3,961,408	100.0%

Less allowance for loan losses	(95,269)		(75,197)

Total net loans at end of period	$3,694,852		$3,886,211

Loan amounts are net of unearned, unamortized loan fees of $11,240,000 and $7,105,000 at December 31, 2009 and 2008, respectively.

Loans receivable included $449,000 and $367,000 of loans at December 31, 2009 and 2008, respectively, that were more than 90 days delinquent and still accruing interest.

The Company’s outstanding loan commitments totaled $777,103,000 and $1,263,256,000 at December 31, 2009 and 2008, respectively.  In addition, the Company had outstanding commitments to sell loans of $25,454,000 and $42,896,000 at December 31, 2009 and 2008, respectively.

A substantial portion of the loans are to borrowers in the states of Washington, Oregon and Idaho.  Accordingly, their ultimate collectibility is particularly susceptible to, among other things, changes in market and economic conditions within these states.

The Company’s loans by geographic concentration at December 31, 2009 were as follows (in thousands)(unaudited):

	Washington	Oregon	Idaho	Other	Total

Commercial real estate
Owner occupied	$401,392	$61,821	$46,251	$--	$509,464
Investment properties	413,570	105,956	43,684	10,285	573,495
Multifamily real estate	127,748	13,672	8,776	3,301	153,497
Commercial construction	57,493	13,625	9,118	--	80,236
Multifamily construction	29,956	27,466	--	--	57,422
One- to four-family construction	107,067	120,395	11,673	--	239,135
Land and land development
Residential	140,539	112,945	30,847	--	284,331
Commercial	29,130	12,122	2,491	--	43,743
Commercial business	451,531	92,289	70,803	23,200	637,823
Agricultural business, including secured by farmland	94,452	50,419	60,436	--	205,307
One-to four-family real estate	485,185	185,573	30,064	2,455	703,277

Consumer	80,539	24,097	6,301	--	110,937
Consumer secured by one- to four-family real estate	135,776	41,467	13,710	501	191,454
Total consumer	216,315	65,564	20,011	501	302,391

	$2,554,378	$861,847	$334,154	$39,742	$3,790,121
Percent of total loans	67.4%	22.7%	8.8%	1.1%	100.0%

Land and land development loans at December 31, 2009 were as follows (dollars in thousands):	Washington	Oregon	Idaho	Other	Total

Residential
Acquisition and development	$56,540	$74,496	$8,946	$--	$139,982
Improved lots	48,102	31,461	2,013	--	81,576
Unimproved land	35,897	6,988	19,888	--	62,773
Commercial and industrial
Acquisition and development	8,531	--	552	--	9,083
Improved land	9,072	10,643	--	--	19,715
Unimproved land	11,527	1,479	1,939	--	14,945
Total land & land development loans outstanding	$169,669	$125,067	$33,338	$--	$328,074
Percent of total land and land development loans	51.7%	38.1%	10.2%	0.0%	100.0%

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.  Such loans had the following balances and activity during the years ended December 31, 2009 and 2008 (dollars in thousands):

	Years Ended December 31
	2009	2008
Balance at beginning of year	$8,372	$7,952
New loans or advances	18,657	21,381
Repayments and adjustments	(16,868)	(20,961)

Balance, end of period	$10,161	$8,372

The amount of impaired loans and the related allocated reserve for loan losses were as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
	Loan amount	Allocated reserves	Loan amount	Allocated reserves
Impaired loans:
Non-accrual	$213,401	$18,872	$186,978	$13,053
Accrual (including TDRs of $43,683 and $23,635 as of December 31, 2009 and 2008, respectively)	48,337	3,309	23,635	1,195
	$261,738	$22,181	$210,613	$14,248

As of December 31, 2009, the Company had additional commitments to advance funds up to an amount of $5,017,000 related to impaired loans.
The average balance of impaired loans and the related interest income recognized were as follows (in thousands):

	Years Ended December 31

	2009	2008	2007

Average balance of impaired loans	$272,983	$124,342	$22,663
Interest income recognized	$1,800	$398	$28
Interest income not recognized	$17,686	$9,252	$2,491

The Company originates both adjustable- and fixed-rate loans.  At December 31, 2009 and 2008, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (dollars in thousands):

	December 31
	2009	2008
Fixed-rate (term to maturity):
Due in one year or less	$162,894	$130,958
Due after one year through three years	198,107	206,455
Due after three years through five years	239,145	246,897
Due after five years through ten years	142,900	157,621
Due after ten years	551,375	425,213
	$1,294,421	$1,167,144
Adjustable-rate (term to rate adjustment):
Due in one year or less	$1,582,046	$1,911,364
Due after one year through three years	417,777	402,482
Due after three years through five years	447,228	440,555
Due after five years through ten years	47,287	38,472
Due after ten years	1,362	1,391
	2,495,700	2,794,264
	$3,790,121	$3,961,408

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

Banner Bank has invested, as of December 31, 2009, $7,939,000 in four limited partnerships known as Homestead Equity Fund (HEF); HEF II, HEF III, HEF IV and Homestead Western Communities Fund (HWCF) that develop low income housing projects.  Banner Bank’s partnership interests commit it to invest up to $11,000,000 in the partnerships.  In connection with the HWCF project development, Banner Bank also has a commercial loan outstanding with a balance of $3,845,000 at December 31, 2009.  There are no additional loan commitments on these projects at December 31, 2009.  The loan is secured by notes from the limited partners, which includes Banner Bank, to make capital contributions to the partnership.

Note 9:  ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses is as follows (dollars in thousands):

	Years Ended December 31

	2009	2008	2007

Balance, beginning of period	$75,197	$45,827	$35,535

Allowance added through business combinations		--	7,276

Provision	109,000	62,500	5,900

Recoveries of loans previously charged off:
Commercial real estate	--	1,530	--
Construction and land	715	192	62
One- to four-family real estate	138	45	338
Commercial business	545	471	678
Agricultural business, including secured by farmland	38	1,048	275
Consumer	275	185	138
	1,711	3,471	1,491
Loans charged off:
Commercial real estate	(1)	(7)	--
Multifamily real estate	--	--	--
Construction and land	(64,456)	(27,020)	(1,344)
One- to four-family real estate	(8,795)	(934)	(385)
Commercial business	(11,541)	(7,323)	(1,081)
Agricultural business, including secured by farmland	(3,877)	(60)	(650)
Consumer	(1,969)	(1,257)	(915)
	(90,639)	(36,601)	(4,375)

Net charge-offs	(88,928)	(33,130)	(2,884)

Balance, end of period	$95,269	$75,197	$45,827

Allowance for loan losses to loans	2.51%	1.90%	1.20%
Net loan charge-offs to average outstanding loans during the period	2.28%	0.84%	0.08%

The following is a schedule of the Company’s allocation of the allowance for loan losses (dollars in thousands):

	December 31
	2009	2008	2007

Commercial real estate	$8,278	$4,199	$3,771
Multifamily real estate	90	87	934
Construction and land	45,209	38,253	7,569
One- to four-family real estate	2,912	752	1,987
Commercial business	22,054	16,533	19,026
Agricultural business, including secured by farmland	919	530	1,419
Consumer	1,809	1,730	3,468
Total allocated	81,271	62,084	38,174
Estimated allowance for undisbursed commitments	1,594	1,108	330
Unallocated	12,404	12,005	7,323
Total allowance for loan losses	$95,269	$75,197	$45,827

Allowance for loan losses to non-performing loans	45%	40%	108%

Note 10:  REAL ESTATE OWNED, NET

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the years ended December 31, 2009 and 2008 (dollars in thousands):

	December 31
	2009	2008
Balance, beginning of period	$21,782	$1,867

Additions from loan foreclosures	101,853	27,236
Addition from capitalized costs	6,064	648
Dispositions of REO	(50,313)	(7,146)
Valuation adjustments in the period	(1,643)	(823)

Balance, end of period	$77,743	$21,782

REO properties are recorded at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property, less expected selling costs.  Valuation allowances on REO balances are based on updated appraisals of the underlying properties as received during a period or management’s authorization to reduce the selling price of a property during the period.

Note 11:  PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2009 and 2008 are summarized as follows (dollars in thousands):

	December 31
	2009	2008

Buildings and leasehold improvements	$95,494	$83,249
Furniture and equipment	52,917	49,387
	148,411	132,636
Less accumulated depreciation	63,706	54,069
	84,705	78,567
Land	18,837	19,080

Property and equipment, net	$103,542	$97,647

The Banks’ depreciation expense related to property and equipment was $9,777,000, $10,525,000 and $8,233,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Banks’ rental expense was $7,049,000, $6,729,000, and $5,834,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Banks’ obligation under long-term property leases over the next five years is as follows:  2010, $6,693,000; 2011, $5,813,000; 2012, $5,175,000; 2013, $4,518,000; 2014, $3,946,000; and thereafter, $12,967,000.

Note 12:  DEPOSITS

Deposits consist of the following at December 31, 2009 and 2008 (dollars in thousands):

	December 31 2009	Percent of Total	December 31 2008	Percent of Total

Demand and NOW accounts, including non-interest-bearing deposits at December 31, 2009 and 2008 of $582,480 and $509,105, respectively	$942,736	24.4%	$888,057	23.5%

Regular savings	538,765	13.9	474,885	12.6
Money market	442,124	11.4	284,041	7.5
Certificates of deposit:
0.00% to 2.00%	581,148	15.0	132,230	3.4
2.01% to 4.00%	1,023,098	26.5	1,290,737	34.2
4.01% to 6.00%	335,652	8.7	706,404	18.7
6.01% and greater	2,027	0.1	2,496	0.1
	1,941,925	50.3	2,131,867	56.4

	$3,865,550	100.0%	$3,778,850	100.0%

Deposits at December 31, 2009 and 2008 included public funds of $166,388,000 and $339,317,000, respectively.  Securities with a carrying value of $73,627,000 and $46,908,000 were pledged as collateral on these deposits at December 31, 2009 and 2008, respectively.  The aggregate pledge of securities exceeded the minimum collateral requirements established by state regulations (see Note 22).   Deposits at December 31, 2009 and 2008 also included $165,016,000 and $268,458,000, respectively, of brokered deposits.

Deposits at December 31, 2009 and 2008 included deposits from the Company’s directors, executive officers and related entities totaling $23,063,000 and $17,979,000, respectively.

Scheduled maturities of certificate accounts at December 31, 2009 and 2008 are as follows (in thousands):

	December 31
	2009	2008
Due in one year or less	$1,593,575	$1,542,925
Due after one year through two years	248,065	421,710
Due after two years through three years	63,050	121,025
Due after three years through four years	14,435	30,468
Due after four years through five years	19,043	11,466
Due after five years	3,757	4,273
	$1,941,925	$2,131,867

Included in deposits are certificate accounts in excess of $100,000 of $1,034,640,000 and $1,091,750,000 at December 31, 2009 and 2008, respectively.  Interest on deposit accounts in excess of $100,000 totaled $38,775,000 for the year ended December 31, 2009, $46,456,000 for the year ended December 31, 2008 and $49,269,000 for the year ended December 31, 2007.

The following table sets forth the deposit activities for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31
	2009	2008	2007
Beginning balance	$3,778,850	$3,620,593	$2,794,592

Acquisitions	--	--	559,842
Net increase before interest credited	3,489	47,943	136,739
Interest credited	83,211	110,314	129,420
Net increase in deposits	86,700	158,257	826,001

Ending balance	$3,865,550	$3,778,850	$3,620,593

Deposit interest expense by type for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Years Ended December 31
	2009	2008	2007

Certificates	$66,968	$85,493	$87,709
Demand, NOW and money market accounts	8,284	10,362	20,263
Regular savings	7,959	14,459	21,448
	$83,211	$110,314	$129,420

Note 13:  ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

The Banks have entered into borrowing arrangements with the FHLB of Seattle to borrow funds under a short-term floating-rate cash management advance program and fixed-term loan agreements.  All borrowings are secured by stock of, and cash held by, the FHLB of Seattle.  Additionally, a blanket pledge of qualifying loans receivable at December 31, 2009 were pledged as security for the loans and there were no securities pledged as collateral at that time.  At December 31, 2009, FHLB advances were scheduled to mature as follows (dollars in thousands):

	Adjustable-rate advances		Fixed-rate advances		Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount

Due in one year or less	0.50%	$132,500	3.25%	$13,000	0.75%	$145,500
Due after one year through two years			2.73	32,800	2.73	32,800
Due after three years through four years			2.38	10,000	2.38	10,000
Due after five years			5.94	228	5.94	228
Total FHLB advances, at par			2.80%	$56,028	1.18%	$188,528
Fair value adjustment						1,251
Total FHLB advances, carried at fair value						$189,779

*Weighted average interest rate

The maximum, average outstanding and year-end balances (excluding fair value adjustments) and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Years Ended December 31
	2009	2008	2007

Maximum outstanding at any month end	$254,030	$244,537	$209,172
Average outstanding	102,210	187,920	87,957
Year-end outstanding	188,528	109,033	167,073
Weighted average interest rates:
Annual	2.57%	2.88%	4.74%
End of period	1.18%	3.04%	4.20%
Interest expense during the period	$2,627	$5,407	$4,168

As of December 31, 2009, Banner Bank and Islanders Bank have each established a borrowing line with the FHLB to borrow up to the lesser of 35% of their total assets or adjusted qualifying collateral.  This would provide a maximum total credit line of $1.0 billion and $42.5 million for Banner Bank and Islanders Bank, respectively, at December 31, 2009.
.

Note 14:  OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, wholesale repurchase agreements and other term borrowings.

Retail Repurchase Agreements:  At December 31, 2009, retail repurchase agreements carry interest rates ranging from 0.40% to 0.90%, payable at maturity, and are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $146.8 million.  The Bank has the right to pledge or sell these securities, but they must replace them with substantially the same security.

A summary of retail repurchase agreements at December 31, 2009 and 2008 by the period remaining to maturity is as follows (dollars in thousands):

	December 31
	2009		2008
	Weighted average rate		Weighted average rate

		Balance		Balance
Retail repurchase agreements:
Due in one year or less	0.49%	$124,330	1.07%	$145,080
Due after one year through two years	--	--	--	--
Due after five years	--	--	5.00	150
	0.49%	$124,330	1.07%	$145,230

Other short-term borrowings:
Due in one year or less	--%	$--	--%	$--
Total retail repurchase agreements and other short-term borrowings	0.49%	$124,330	1.07%	$145,230

The maximum, average outstanding and year-end balances and average interest rates on retail repurchase agreements were as follows for the years ended December 31, 2009, 2008 and 2007, respectively (dollars in thousands):

	Years Ended December 31

	2009	2008	2007

Maximum outstanding at any month end	$137,403	$145,230	$91,724
Average outstanding	124,738	101,409	73,646
Year-end outstanding	124,330	145,230	91,724
Weighted average interest rates:
Annual	0.57%	1.91%	3.64%
End of period	0.49%	1.07%	3.35%

Wholesale Repurchase Agreements and other term borrowings:  There were no wholesale repurchase agreements and other term borrowings, such as Fed Funds, outstanding as of December 31, 2009 and 2008.

The maximum, average outstanding and year-end balances and average interest rates on wholesale repurchase agreements and other term borrowings were as follows for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Years Ended December 31

	2009	2008	2007

Maximum outstanding at any month end	$--	$73,000	$25,921
Average outstanding	--	12,668	8,794
Year-end outstanding	--	--	--
Weighted average interest rates:
Annual	--%	2.64%	5.96%
End of period	--%	--%	--%

Temporary Liquidity Guarantee Program Notes:  Banner Bank has issued $50 million of senior bank notes that are guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).  These notes require interest only payments for a term of three years with principal payable in full at maturity.  The maximum, average outstanding and year-end balances and average and end of period rates for these senior notes were as follows for the years ended December 31, 2009, 2008 and 2007, respectively (dollars in thousands):

	Years Ended December 31

	2009	2008	2007

Maximum outstanding at any month end	$49,978	$--	$--
Average outstanding	37,788	--	--
Year-end outstanding	49,978	--	--
Weighted average interest rates:
Annual (includes FDIC guarantee fee and amortization)	3.79%	--%	--%
End of period	2.63%	--%	--%

Federal Reserve Bank of San Francisco Borrowings:  Banner Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank of San Francisco (FRBSF) through the Borrower-In-Custody (BIC) program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2009, based upon available unencumbered collateral, Banner Bank was eligible to borrow $373 million from the FRBSF, although, at that date, we had no funds borrowed under this arrangement.  The maximum, average outstanding and year-end balances and average and end of period interest rates for FRBSF borrowings were as follows for the years ended December 31, 2009, 2008 and 2007, respectively (dollars in thousands):

	Years Ended December 31

	2009	2008	2007

Maximum outstanding at any month end	$43,000	$--	$--
Average outstanding	12,138	103	--
Year-end outstanding	--	--	--
Weighted average interest rates:
Annual	0.50%	0.52%	--%
End of period	--%	--%	--%

The table below summarizes interest expense for other borrowings for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31

	2009	2008	2007

Retail repurchase agreements	$711	$1,937	$2,688
Wholesale repurchase agreements and other	--	--	526
FDIC guaranteed debt	1,434	--	--
Federal Reserve borrowings	61	334	--
Total expense	$2,206	$2,271	$3,214

NOTE 15:  JUNIOR SUBORDINATED DEBENTURES AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2009, six wholly-owned subsidiary grantor trusts, Banner Capital Trust II, III, IV, V, VI and VII (BCT II, BCT III, BCT IV, BCT V, BCT VI and BCT VII (collectively, the Trusts)), established by the Company had issued $120 million of trust preferred securities to third parties, as well as $3.7 million of common capital securities, carried among other assets, which were issued to the Company.  Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

BCT II, a $15 million issue, has a current interest rate of 3.63%, which is reset quarterly to equal three-month LIBOR plus 3.35%.
BCT III, a $15 million issue, has a current interest rate 3.18%, which is reset quarterly to equal three-month LIBOR plus 2.90%.
BCT IV, a $15 million issue, has a current interest rate of 3.13% which is reset quarterly to equal three-month LIBOR plus 2.85%.
BCT V, a $25 million issue, has a current interest rate of 1.84% which is reset quarterly to equal three-month LIBOR plus 1.57%.
BCT VI, a $25 million issue, has a current interest rate of 6.56% which is fixed until December 15, 2011, then is reset quarterly to equal three-month LIBOR plus 1.62%.
BCT VII, a $25 million issue, has a current interest rate of 1.67% which is reset quarterly to equal three-month LIBOR plus 1.38%.

The following table’s are a summary of trust preferred securities at December 31, 2009 (in thousands):

	December 31, 2009
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Per Annum Interest Rate	Interest Deferral Period	Redemption Option
Banner Capital Trust II	$15,000	$464	$15,464	2033	3.63%	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	3.18	20 Consecutive Quarters	On or after October 8, 2008
Banner Capital Trust IV	15,000	465	15,465	2034	3.13	20 Consecutive Quarters	On or after April 7, 2009
Banner Capital Trust V	25,000	774	25,774	2035	1.84	20 Consecutive Quarters	On or after November 23, 2010
Banner Capital Trust VI	25,000	774	25,774	2037	6.56	20 Consecutive Quarters	On or after March 1, 2012
Banner Capital Trust VII	25,000	774	25,774	2037	1.67	20 Consecutive Quarters	On or after July 31, 2012
Total TPS liability at par	$120,000	$3,716	$123,716		3.34%
Fair value adjustment			(76,022)
Total TPS liability at fair value			$47,694

Note 16:  INCOME TAXES

The following table presents the components of the provision for income tax (benefit) expense included in the Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended
	December 31
	2009	2008	2007

Current	$(17,983)	$1,428	$14,769
Deferred	(9,070)	(8,513)	3,121
	$(27,053)	$(7,085)	$17,890

The following tables present the reconciliation of the provision for income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Years Ended
	December 31
	2009	2008	2007

Provision for (benefit from) income taxes computed at federal statutory rate	$(21,986)	$(47,277)	$19,185
Increase (decrease) in taxes due to:
Goodwill write-off	--	42,392	--
Tax-exempt interest	(2,108)	(1,066)	(751)
Investment in life insurance	(758)	(375)	(672)
State income taxes (benefit) net of federal tax offset	(819)	(270)	740
Tax credits	(864)	(845)	(841)
Other	(518)	356	229
Provision for (benefit from) income taxes	$(27,053)	$(7,085)	$17,890

	Years Ended
	December 31
	2009	2008	2007

Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate due to:
Goodwill write-off	--	(31.4)	--
Tax-exempt interest	3.4	0.8	(1.4)
Investment in life insurance	1.2	0.3	(1.2)
State income taxes (benefit) net of federal tax offset	1.3	0.2	1.3
Tax credits	1.4	0.6	(1.5)
Other	0.8	(0.3)	0.4
Effective income tax rate	43.1%	5.2%	32.6%

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax asset as of December 31, 2009, 2008 and 2007 (in thousands):

	December 31
	2009	2008
Deferred tax assets:
REO and loan loss reserves, book vs. tax	$35,653	$27,846
Deferred compensation	6,470	6,264
Net operating loss carryforward	5,586	--
Other	98	201
	47,807	34,311

Deferred tax liabilities:
FHLB stock dividends	6,230	6,230
Depreciation	5,423	4,644
Deferred loan fees, servicing rights and loan origination costs	5,002	4,301
Intangibles	3,969	4,904
Financial instruments accounted for under fair value accounting	12,194	8,287
Other	1	27
	32,819	28,393
	14,988	5,918
Unrealized loss on securities available for sale	(177)	(390)
Deferred tax asset, net	$14,811	$5,528

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets of $47.8 million and $34.3 million at December 31, 2009 and 2008, respectively, as management believes it is more likely than not that the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences and based on projections of future taxable income from operations.

The Company’s federal and state net operating loss carryforwards will expire, if unused, by the end of 2029.

Effective January 1, 2007, the Company adopted revised accounting standards for income taxes.  The standard, ASC 740 Income Taxes, provides guidance related to the accounting for uncertainty in income taxes.  Adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.  The revisions prescribe a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the de-recognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition.  The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

As of December 31, 2009, the Company has an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized.  The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense.  The amount of interest and penalties accrued for the years ended December 31, 2009 and 2008 is immaterial.  The Company files consolidated income tax returns in Oregon and Idaho and for federal purposes.  The tax years which remain subject to examination by the taxing authorities are the years ending December 31, 2006, 2007 and 2008.

Retained earnings at December 31, 2009 and 2008 include approximately $5,319,000 in tax basis bad debt reserves for which no income tax liability has been booked.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1,861,000 at December 31, 2009.

Note 17:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans—Substantially all of the Company’s employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company.  Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code.  At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit.  The Company’s contributions under the plan charged to expense amounted to $267,000, $2,089,000 and $1,864,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Supplemental Retirement and Salary Continuation Plans—Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2009, 2008, and 2007, expense recorded for supplemental retirement and salary continuation plan benefits totaled $1,361,000, $902,000 and $976,000, respectively.  At December 31, 2009 and 2008, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $11,894,000 and $11,652,000, respectively, and are recorded in deferred compensation.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”   As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $9,043,000 at December 31, 2009 and $8,808,000 at December 31, 2008.  At December 31, 2009 and 2008, liabilities recorded in connection with deferred compensation plan benefits totaled $9,998,000 ($9,043,000 in contra-equity) and $10,013,000 ($8,808,000 in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Banks choose to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the owners and sole or partial beneficiaries.  At December 31, 2009 and 2008, the cash surrender value of these policies was $54,596,000 and $52,680,000, respectively. The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

Note 18:  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

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

The ESOP borrowed $8,728,500 from the Company in order to purchase the common stock.  The loan is repaid principally from the Company’s contributions to the ESOP over a period not to exceed 25 years, and the collateral for the loan is the unreleased, restricted common stock purchased by the ESOP.  Contributions to the ESOP are discretionary.  The interest rate for the loan is 8.75%.  Shares are released to participants for allocation based on the cumulative debt service paid to the Company by the ESOP divided by cumulative debt service paid to date plus the scheduled debt service remaining.  Dividends on allocated shares are distributed to the participants as additional earnings.  Dividends on unallocated shares are used to reduce the Company’s contribution to the ESOP.

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

A summary of key transactions for the ESOP follows:

	Years Ended December 31
	2009	2008	2007

ESOP contribution expense	$--	$1,111,000	$1,821,000

Total contribution to ESOP/Debt service	--	--	--

Interest portion of debt service	--	--	--

Dividends on unallocated ESOP shares used to reduce ESOP contribution	19,230	156,248	182,490

No ESOP contribution was made for the year ended December 31, 2009.  For the years ended December 31, 2008 and 2007, the ESOP trustees elected to use contributions to purchase shares on the open market.  As of December 31, 2009, the Company has 240,381 unearned, restricted shares remaining to be released to the ESOP.  The fair value of unearned, restricted shares held by the ESOP trust was $644,000 at December 31, 2009.  The ESOP held 1,051,172 allocated, earned shares at December 31, 2009.  No payments were made on the loan for the years ended December 31, 2009, 2008 and 2007.

Note 19:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by the shareholders:  the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).  In addition, during 2006 the Board of Directors approved the Banner Corporation Long-Term Incentive Plan, an account-based benefit plan which for reporting is considered a stock appreciation rights plan.

MRP Stock Grants:  Under the MRP, the Company was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees.  On July 26, 2006, this plan expired with 522,660 shares having been granted and no additional shares eligible to be granted.  Shares granted under the MRP vest ratably over a five-year period from the date of grant.  The Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 reflect expense accruals of $40,000, $65,000 and $159,000, respectively, for these grant awards.  The fair value of the MRP stock grants equals their intrinsic value on the date of grant.

A summary of the Company’s unvested MRP shares activity during the years ended December 31, 2007, 2008 and 2009 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2006	19,360	$22.07
Granted	--	--
Vested	(8,620)	21.08
Forfeited	(700)	24.92
Unvested at December 31, 2007	10,040	$22.73

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2007	10,040	$22.73
Granted	--	--
Vested	(6,920)	20.77
Forfeited	(200)	31.71
Unvested at December 31, 2008	2,920	$26.76

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2008	2,920	$26.76
Granted	--	--
Vested	(2,315)	27.15
Forfeited	--	--
Unvested at December 31, 2009	605	$25.25

Stock Options:   Under the SOPs, we reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees.  Authority to grant additional options under the 1996 Stock Option Plan terminated on July 26, 2006.  Authority to grant additional options under the 1998 Stock Option Plan terminated on July 24, 2008 with all options having been granted.  As of December 31, 2009, there were 51,595 options eligible for grants under the 2001 plan.  The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant.  Options granted vest at a rate of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

During the years ended December 31, 2009 and 2008, the Company did not grant any stock options.  During the year ended December 31, 2007, the Company awarded 52,500 stock options.  Also, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $122,100, $265,000 and $369,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  Assumptions used in the Black-Scholes model are an expected volatility based on the historical volatility at the date of the grant.  The expected term is based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

	Years Ended December 31

	2009	2008	2007
Annual dividend yield	None granted	None granted	2.46%
Expected volatility			24.0 to 28.8%
Risk free interest rate			4.64 to 4.82%
Expected lives			5 to 9	yrs

The Company is required to estimate potential forfeitures of stock option grants and adjust compensation cost recorded accordingly.  The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impact the amount of stock compensation expense to be recognized in future periods.

A summary of the Company’s SOPs’ stock compensation activity for the years ended December 31, 2007, 2008 and 2009 follows (dollars in thousands, except shares and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term, In Years		Aggregate Intrinsic Value

Outstanding at December 31, 2006	713,460	$20.49
Granted	52,500	30.88
Exercised	(93,285)	18.39			$1,741
Forfeited	(4,085)	26.96
Outstanding at December 31, 2007	668,590	$21.56	5.1		$4,791

Outstanding at December 31, 2007	668,590	$21.56
Granted	--	--
Exercised	(30,611)	19.41			$147
Forfeited	(72,994)	21.57
Outstanding at December 31, 2008	564,985	$21.68	4.4	$	n/a

Outstanding at December 31, 2008	564,985	$21.68
Granted	--	--
Exercised	--	--			$--
Forfeited	(69,607)	16.99
Outstanding at December 31, 2009	495,378	$22.34	3.8	$	n/a

Vested at December 31, 2009 and expected to vest	494,595	$22.33	3.8	$	n/a

Exercisable at December 31, 2009	458,648	$21.71	3.5	$	n/a

The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price at the time of exercise or the end of the period as applicable.

A summary of the Company’s unvested stock option activity with respect to the years ended December 31, 2007, 2008 and 2009 follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2006	211,810	$7.57
Granted	52,500	8.62
Vested	(98,270)	7.73
Forfeited	(3,100)	7.63

Unvested at December 31, 2007	162,940	$7.81

Unvested at December 31, 2007	162,940	$7.81
Granted	--	--
Vested	(79,170)	7.47
Forfeited	(3,050)	8.39

Unvested at December 31, 2008	80,720	$8.11

Unvested at December 31, 2008	80,720	$8.11
Granted	--	--
Vested	(43,990)	8.35
Forfeited	--	--

Unvested at December 31, 2009	36,730	$7.82

At December 31, 2009, financial data pertaining to outstanding stock options was as follows:

	Weighted average		Weighted average	Weighted average
	exercise price	Number of	option shares	exercise price	Remaining
Exercise	of option shares	option shares	vested and	of option shares	contractual
Price	granted	granted	exercisable	exercisable	life

13.69 to 16.85	$15.39	209,423	209,423	$15.39	2.5 yrs
18.55 to 22.05	20.86	70,305	70,305	20.86	2.6 yrs
23.25 to 26.23	25.95	69,450	65,820	25.99	4.5 yrs
29.47 to 30.88	31.29	146,200	113,100	31.43	5.9 yrs

	$22.34	495,378	458,648	$21.71

The Company had $85,000 of total unrecognized compensation costs related to stock options at December 31, 2009 that are expected to be recognized over a remaining period of 2.5 years.

During the year ended December 31, 2009, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Years Ended December 31

	2009	2008	2007
Salary and employee benefits	$162	$330	$528
Total decrease in income before provision for income taxes	162	330	528
Decrease in provision for income taxes	(50)	(95)	(111)

Decrease in net income	$112	$235	$417

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (“SAR”).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting.  Vesting occurs upon the completion of 60 months of continuous service from the date of grant.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  The Company remeasures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.  The Company recognized compensation expense of $68,000, $44,000 and $97,000, respectively, for the years ended December 31, 2009, 2008 and 2007 related to the increase in the fair value of SARs and additional vesting during the period.  At December 31, 2009, the aggregate liability related to SARs was $359,500 and is included in deferred compensation.

Common Stock Warrants: On November 21, 2008, in connection with the issuance of the preferred stock, the Company issued a warrant to the U.S. Treasury to purchase up to 1,707,989 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $10.89 per share, subject to certain customary anti-dilution and other adjustments.  The warrants issued are immediately exercisable, in whole or in part, and have a ten-year term.  The warrants are not subject to any contractual restrictions on transfer.  The Company has granted the warrant holder piggyback registration rights for the warrants and the common stock underlying the warrants and has agreed to take such other steps as may be reasonably requested to facilitate the transfer of the warrants and the common stock underlying the warrants.  The holders of the warrants are not entitled to any common stockholder rights.  The U.S. Treasury agrees not to exercise voting power with respect to any shares of common stock of the Company issued to it upon exercise of the warrants.

Note 20:  PREFERRED STOCK

On November 21, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), the Company entered into a Purchase Agreement with Treasury pursuant to which the Company issued and sold to Treasury 124,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Series A Preferred Stock), having a liquidation preference of $1,000 per share (and $124 million liquidation preference in the aggregate), and a ten-year warrant to purchase up to 1,707,989 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $10.89 per share, for an aggregate purchase price of $18.6 million in cash.  In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement—Standard Terms, dated November 21, 2008, with the U.S. Treasury (the Agreement).  The Agreement grants the holders of the preferred stock, the warrant and the common stock to be issued under the warrant registration rights and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008.  For regulatory purposes, the preferred stock is considered Tier 1 capital.

Cumulative dividends on the Series A Preferred Stock accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but are paid only if, as, and when declared by the Company’s Board of Directors (the Board). The preferred stock ranks senior to our common stock (and on an equivalent basis with the Company’s other authorized series of preferred stock, of which no shares are currently outstanding) with respect to the payment of dividends and distributions of amounts payable upon liquidation, dissolution and winding up the Company.  The Company may not pay dividends on, repurchase, or redeem any other class of stock unless all dividends in arrears are fully paid.  Additionally, the Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.05 per share.  So long as the preferred stock is outstanding and held by the U.S. Treasury, the Company may not repurchase common shares without the Treasury’s consent through the third anniversary date of the issuance, other than when in connection with any benefit plan in the ordinary course of business consistent with past practice.

For three years from the date of the issuance, the preferred stock may only be redeemed with the proceeds from a qualified equity offering that results in aggregate gross proceeds to the Company of not less than 25% of the issue price of the preferred stock.  A qualified equity offering means the sale of Tier 1 qualifying perpetual preferred stock or common stock for cash.  After three years, the preferred stock may be redeemed by the Company at its issue price, plus all accrued and unpaid dividends, subject to the approval of the Company’s primary federal bank regulator.  The preferred stock has no maturity date.  The preferred stock is not subject to any contractual restrictions on transfer.  The holders of the preferred stock have no general voting rights, and have only limited class voting rights including authorization or issuance of shares ranking senior to the preferred stock, any amendment to the rights of the preferred stock, or any merger, exchange or similar transaction which would adversely affect the rights of the preferred stock.  If dividends on the preferred stock are not paid in full for six dividend periods, whether or not consecutive, the preferred stockholders will have the right to elect two directors.  The right to elect directors will end when full dividends have been paid for four consecutive dividend periods.  The preferred stock is not subject to sinking fund requirements and has no participation rights.

The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance.  The $124 million of proceeds received in connection with the issuance of the Series A Preferred Stock was allocated between the preferred stock and detachable warrants based on their relative fair values on the date of issuance.  As a result, the preferred stock’s initial recorded value of $115.8 million is at a discount to the liquidation value or stated value.  The discount of $8.2 million is considered an unstated dividend cost that is being amortized over the five-year period preceding commencement of the 9% perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount.  The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders.  During the year ended December 31, 2009, the Board declared and the Company paid four preferred stock dividends totaling $6,097,000.  These consisted of the first shorter period dividend of $1,447,000 and three regular period dividends of $1,550,000 each.  As of December 31, 2009, accrued and unpaid dividends totaled $792,000 and no dividend payments on the preferred stock were in arrears.

Note 21:  REGULATORY CAPITAL REQUIREMENTS

Banner Corporation is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve.  Banner Bank and Islanders Bank, as state-chartered federally insured commercial banks, are subject to the capital requirements established by the FDIC.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.

Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a core capital to risk-weighted assets ratio of not less than 4%, and a leverage ratio of not less than 4%.  Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

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

FDIC regulations recognize two types, or tiers, of capital:  core (Tier 1) capital and supplementary (Tier 2) capital.  Tier 1 capital generally includes common stockholders’ equity and qualifying noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is recognized up  to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock, certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years), and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may in included in Tier 2 capital for risk-based capital purposes is limited to 50% of Tier 1 capital.

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements:

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as “well- capitalized” under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
December 31, 2009:
The Company—consolidated
Total capital to risk-weighted assets	$489,828	12.73%	$307,744	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	441,160	11.47	153,872	4.00	N/A	N/A
Tier 1 leverage capital to average assets	441,160	9.62	183,421	4.00	N/A	N/A

Banner Bank
Total capital to risk- weighted assets	474,830	12.95	293,282	8.00	$366,603	10.00%
Tier 1 capital to risk- weighted assets	428,419	11.69	146,641	4.00	219,962	6.00
Tier 1 leverage capital to average assets	428,419	9.74	175,992	4.00	219,990	5.00

Islanders Bank
Total capital to risk- weighted assets	26,727	13.17	16,240	8.00	20,301	10.00
Tier 1 capital to risk- weighted assets	24,731	12.18	8,120	4.00	12,180	6.00
Tier 1 leverage capital to average assets	24,731	11.58	8,543	4.00	10,679	5.00

December 31, 2008:
The Company—consolidated
Total capital to risk-weighted assets	$532,785	13.11%	$325,037	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	481,697	11.86	162,519	4.00	N/A	N/A
Tier 1 leverage capital to average assets	481,697	10.32	186,692	4.00	N/A	N/A

Banner Bank
Total capital to risk- weighted assets	468,473	12.02	311,762	8.00	$389,703	10.00%
Tier 1 capital to risk- weighted assets	419,450	10.76	155,881	4.00	233,822	6.00
Tier 1 leverage capital to average assets	419,450	9.40	178,443	4.00	223,053	5.00

Islanders Bank
Total capital to risk- weighted assets	24,088	13.27	14,522	8.00	18,152	10.00
Tier 1 capital to risk- weighted assets	22,703	12.51	7,261	4.00	10,891	6.00
Tier 1 leverage capital to average assets	22,703	10.74	8,454	4.00	10,568	5.00

At December 31, 2009, Banner and the Banks each exceeded all regulatory capital adequacy requirements; however, under the terms of its expected MOU, Banner Bank will be required to achieve and maintain a Tier 1 leverage capital to average assets ratio equal to or greater than 10.00%.  There have been no conditions or events since December 31, 2009 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.  The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 22:  CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2009.

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

In February 2009, for the first time in its history, the State of Washington’s Public Deposit Protection Commission assessed all Qualified Public Depositaries participating in the State’s public deposit program an amount that, in aggregate, covered the uninsured portion of the public funds on deposit at a failed Washington bank.  The Company’s proportionate charge was $655,000, which was subsequently reduced by a refund of $147,000.  Generally, the maximum liability should any member(s) of the State’s public deposit program default on its uninsured public funds is limited to 10% of the public funds held by the Banks.  A similar program is also in place in Oregon, where Banner Bank also holds public deposits.  Should other bank failures occur in either state, the Banks could be subject to additional assessments; however, the rules for participation have been revised to require 100% collateralization of these deposits, which serves to significantly limit the contingent liability that currently exists for Qualified Public Depositaries.

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

Note 24:  GOODWILL AND OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

At December 31, 2009, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Prior to December 31, 2008, intangible assets also included goodwill, which represented the excess of the purchase price over the fair value of net assets acquired in several business combinations accounted for under the purchase method.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Total	Goodwill	Core Deposit Intangibles	Other

Balance, December 31, 2006	$36,287	$36,230	$--	$57
Additions through acquisitions	103,288	84,878	18,410	--
Adjustments in basis	(38)	--	--	(38)
Amortization	(1,883)	--	(1,881)	(2)
Impairment write-off	--	--	--	--
Balance, December 31, 2007	137,654	121,108	16,529	17
Additions through acquisitions	--	--	--	--
Adjustments in basis	13	13	--	--
Amortization	(2,830)	--	(2,828)	(2)
Impairment write-off	(121,121)	(121,121)	--	--
Balance, December 31, 2008	13,716	--	13,701	15
Additions through acquisitions	--	--	--	--
Adjustments in basis	--	--	--	--
Amortization	(2,646)	--	(2,645)	(1)
Impairment write-off	--	--	--	--
Balance, December 31, 2009	$11,070	$--	$11,056	$14

Estimated amortization expense in future years with respect to existing intangibles (dollars in thousands):

	Core Deposit
Year Ended	Intangibles	Other	TOTAL
December 31, 2010	$2,459	$2	$2,461
December 31, 2011	2,276	2	2,278
December 31, 2012	2,092	2	2,094
December 31, 2013	1,908	2	1,910
December 31, 2014	1,724	2	1,726
Thereafter	598	3	601
Net carrying amount	$11,057	$13	$11,070

Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2009, the Company recorded $800,000 in impairment charges against mortgage servicing rights.  Loans serviced for others totaled $678,548,000 and $445,528,000 at December 31, 2009 and 2008, respectively.  Custodial accounts maintained in connection with this servicing totaled $7,426,000 and $3,975,000 at December 31, 2009 and 2008, respectively.

An analysis of the mortgage servicing rights for the years ended December 31, 2009, 2008 and 2007 is presented below (dollars in thousands):

	2009	2008	2007

Balance, beginning of the year	$3,554	$2,807	$2,684
Amounts capitalized	5,009	1,649	781
Amortization*	(2,060)	(902)	(658)
Impairment charge	(800)	--	--

Balance, end of the year	$5,703	$3,554	$2,807

*Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and accumulated amortization is fully written off if the loan repays in full.

Note 25:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

•
The securities assets primarily consist of U.S. Government Agency obligations, municipal bonds, corporate bonds—including certain trust preferred securities—mortgage-backed securities, equity securities and certain other financial instruments. At December 31, 2009 and 2008, management used inputs from each of the three fair value hierarchy levels to value these assets.  The Level 1 measurements are based upon quoted prices in active markets.  The Level 2 measurements are generally based upon a matrix pricing model from an investment reporting and valuation service.  Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Level 3 measurements are based primarily on unobservable inputs.  In 2008 and continuing during 2009, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate.  These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

At December 31, 2009 and 2008, the disrupted financial markets made it especially difficult to determine the fair value of certain types of securities.  As of December 31, 2009, we owned approximately $41.9 million in current face value of collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts and insurance companies (TRUP CDOs).  The market for these securities, beginning in the third quarter of 2008 and continuing through December 31, 2009, was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are currently very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for TRUP CDOs:

•	The few observable transactions and market quotations that were available are not reliable for purposes of determining fair value at December 31, 2009 and 2008,

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

7.
The expected cash flows for each scenario were discounted at the risk-free rate plus 300 basis points for illiquidity (200 basis points for periods ended June 30, 2009 or earlier) to calculate the present value of the security.

8.	The average of the calculated present values for each scenario was used for valuation purposes.

Management reviewed the valuation methodology and assumptions used by the independent third party providers, determined that with respect to performing securities the fair value estimates were reasonable and utilized those estimates in our reported financial statements.  However, beginning with the quarter ended June 30, 2009 and continuing with the quarter ended December 31, 2009, for two securities for which we currently are not receiving any cash payments, management elected to override the third party fair value estimates and to reflect the fair value of these securities at zero.

At December 31, 2009 and 2008, we also directly owned approximately $35.0 million in current face value of trust preferred securities (TPS) issued by five individual financial institutions for which no market data or independent valuation source is available.  Similar to the discussion of TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions.  Since these five TPS securities are also concentrated in the financial institutions sector, which continues to be under extreme pricing pressure at December 31, 2009, management applied credit factors to differentiate these issues based upon its judgment of the risk profile of the various issuers.  These credit factors were then incorporated into the model at December 31, 2009, and discount rates equal to three-month LIBOR plus 700 to 900 basis points were used to calculate the respective fair values of these securities.  Additionally, in the third quarter, based on its credit analysis, management determined that collection of one specific TPS was highly unlikely and therefore elected to write off the balance of that security.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS debt) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that we would elect early redemption.  The majority, $98 million, of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  The remaining $26 million issue has a current interest rate of 6.56%, which is fixed through December 2011 and then resets quarterly to equal three-month LIBOR plus a spread of 1.62%.  In valuing the debentures at December 31, 2009, management evaluated discounted cash flows to maturity and for the discount rate used the December 31, 2009 three-month LIBOR plus 800 basis points.  At December 31, 2008, the cash flows were valued using a discount rate equal to three-month LIBOR plus 700 basis points.  While the quarterly reset of the index on this debt would seemingly keep it close to market values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  In periods prior to September 30, 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method.  However, as noted above in the discussion of pricing trust preferred securities (TRUP CDOs), due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management considers this to now be a Level 3 input method.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009

	Total		Level 1	Level 2	Level 3
Assets:
Securities—available-for-sale
U.S government and agency	$53,112		$--	$53,112	$--
Mortgage-backed securities	42,555		--	42,555	--
	$95,667		$--	$95,667	$--
Securities—trading
U.S government and agency	$41,255		$--	$41,255	$--
Municipal bonds	7,151		--	7,151	--
Corporate bonds	35,017		4,825	--	30,192
Mortgage-backed securities	63,386		--	63,386	--
Equity securities and other	342		328	14	--
	$147,151		$5,153	$111,806	$30,192

	$242,818		$5,153	$207,473	$30,192
Liabilities
Advances from FHLB at fair value	$189,779		$--	$189,779	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	47,694	-	--		47,694

	$237,473		$--	$189,779	$47,694

	December 31, 2008

	Total	Level 1	Level 2	Level 3
Assets:
Securities—available-for-sale
U.S government and agency	$--	$--	$--	$--
Mortgage-backed securities	53,272	--	53,272	--
	$53,272	$--	$53,272	$--
Securities—trading
U.S government and agency	$70,389	$--	$70,389	$--
Municipal bonds	12,029	--	12,029	--
Corporate bonds	40,220	3,925	--	36,295
Mortgage-backed securities	81,030	--	81,030	--
Equity securities and other	234	227	7	--
	$203,902	$4,152	$163,455	$36,295

	$257,174	$4,152	$216,727	$36,295
Liabilities
Advances from FHLB at fair value	$111,415	$--	$111,415	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	61,776	--	--	61,776

	$173,191	$--	$111,415	$61,776

The following tables summarize the fair value gain or (loss) recorded for the year-to-date periods ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	December 31, 2009
	Fair value gain (loss) year to date
	Recognized in other operating income	Recognized as other comprehensive income

Assets:
Securities—available-for-sale		$(377)
Securities—trading	$(4,194)
	$(4,194)	$(377)

Liabilities
Advances from FHLB at fair value	$1,130	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	14,082

	$15,212	$--

Total fair value gains (losses), net	$11,018	$(377)

	December 31, 2008
	Fair value gain (loss) year to date
	Recognized in other operating income	Recognized as other comprehensive income

Assets:
Securities—available-for-sale		$692
Securities—trading	$(39,948)
	$(39,948)	$692

Liabilities
Advances from FHLB at fair value	$(2,409)	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	51,513

	$49,104	$--

Total fair value gains (losses), net	$9,156	$692

	December 31, 2007
	Fair value gain (loss) year to date
	Recognized in other operating income	Recognized as other comprehensive income

Assets:
Securities—available-for-sale		$--
Securities—trading	$1,187
	$1,187	$--

Liabilities
Advances from FHLB at fair value	$(651)	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	11,038

	$10,387	$--

Total fair value gains (losses), net	$11,574	$--

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended December 31, 2009:

	December 31, 2009
	(dollars in thousands)
	Investments— trust preferred securities	Borrowings— junior subordinated debentures

Beginning balance	$36,295	$61,776

Total gains or losses recognized
Assets gains (losses)	(6,103)
Liabilities (gains) losses		(14,082)
Purchases, issuances and settlements
Transfers in and/or out of Level 3
Ending balance	$30,192	$47,694

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

Items Measured at Fair Value on a Non-recurring Basis:

In 2008, our goodwill was analyzed for potential impairment and was subsequently written down completely by a charge to earnings of $50.0 million during the quarter ended June 30, 2008 and an additional charge of $71.1 million during the quarter ended December 31, 2008.  Throughout 2008, we engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired.  The key inputs used to determine the implied fair value of the Company and the corresponding amount of the write-off included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows and inputs from comparable transactions.  In addition, consideration was given to the value that may arise from synergies and other benefits that would accrue from control over an entity.  These valuation inputs are considered to be Level 3 inputs.

In accordance with the provisions of the accounting standards for fair value measurements and disclosures, as of December 31, 2009, impaired loans with an initial carrying value of $221 million were written down to their fair value of $192 million by recording charges of $29 million to the allowance for loan losses.  Impaired loans are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Most of our impaired loans are collateral dependent and, accordingly, we measure such loans based on the fair value of the collateral.  Fair value of the loan’s collateral is determined by appraisals or independent valuation, or internal valuations based on appraisals or other independent valuations combined with other market data which is then adjusted for the cost related to liquidation of the collateral.  These valuation inputs are considered to be Level 3 inputs.

Real estate owned held for sale, net and other foreclosed assets are recorded when the Company receives a long-lived asset, such as real estate, from a borrower in full or partial satisfaction of a loan.  The long-lived asset is considered to be held for sale and, prior to the transfer from loans, its carrying value is reduced to its fair value less cost to sell.  This fair value (less cost to sell) becomes the “cost” of the foreclosed asset which is subsequently reported at the lower of cost or fair value.  Fair value of the foreclosed asset is determined by appraisals or independent valuation, which is then adjusted for the estimated cost to sell it.  These valuation inputs are considered to be Level 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the year ended December 31, 2009, we recognized $1.6 million of additional impairment charges related to these types of assets.

Certain non-financial assets are also measured at fair value on a non-recurring basis.  These assets primarily consist of intangible assets and other non-financial long-lived assets which are measured at fair value for periodic impairment assessments.  The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the ASC 820 fair value hierarchy of the fair value measurements for those assets at December 31, 2009 and December 31, 2008 (in thousands):

	December 31, 2009
	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$191,730	--	--	$191,730
Other real estate owned	77,743	--	--	77,743

	December 31, 2008
	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$172,242	--	--	$172,242
Other real estate owned	21,782	--	--	21,782
Good will	--	--	--	--

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2009 and 2008, whether or not recognized or recorded in the consolidated balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value

Assets:
Cash and due from banks	$323,005	$323,005	$102,750	$102,750
Securities—trading	147,151	147,151	203,902	203,902
Securities—available-for-sale	95,667	95,667	53,272	53,272
Securities—held-to-maturity	74,834	76,489	59,794	60,530
Loans receivable held for sale	4,497	4,534	7,413	7,540
Loans receivable	3,690,355	3,490,419	3,878,798	3,758,691
FHLB stock	37,371	37,371	37,371	37,371
Bank-owned life insurance (BOLI)	54,596	54,596	52,680	52,680
Mortgage servicing rights	5,703	5,703	3,554	2,906

Liabilities:
Demand, NOW and money market accounts	1,384,860	1,272,322	1,172,098	1,190,712
Regular savings	538,765	495,409	474,885	493,802
Certificates of deposit	1,941,925	1,954,825	2,131,867	2,165,127
FHLB advances at fair value	189,779	189,779	111,415	111,415
Junior subordinated debentures at fair value	47,694	47,694	61,776	61,776
Other borrowings	176,842	176,447	145,230	144,933

Off-balance-sheet financial instruments:
Commitments to originate loans	362	362	62	62
Commitments to sell loans	(362)	(362)	(62)	(62)
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

Commitments:  Commitments to sell loans with notional balances of $25,454,000 and $42,896,000 at December 31, 2009 and 2008, respectively, have a carrying value of $362,000 and $62,000, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $25,454,000 and $42,896,000 at December 31, 2009 and 2008, respectively, have a carrying value of ($362,000) and ($62,000).  The fair value of commitments to sell loans and of interest rate locks reflect changes in the level of market interest rates from the date of the commitment or rate lock to the date of our financial statements.  Other commitments to fund loans totaled $777,103,000 and $1,263,256,000 at December 31, 2009 and 2008, respectively, and have no carrying value at both dates, representing the cost of such commitments.  There were no commitments to purchase or sell securities at December 31, 2009 or 2008.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 26:  BANNER CORPORATION
                (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition

		December 31
		2009	2008
ASSETS
Cash		$6,190	$60,973
Investment in trust equities		3,716	3,716
Investment in subsidiaries		469,971	451,910
Deferred tax asset		--	--
Other assets		2,887	4,952
		$482,764	$521,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities		$11,066	$12,177
Deferred tax liability		18,875	14,250
Junior subordinated debentures at fair value		47,695	61,776
Stockholders’ equity		405,128	433,348
		$482,764	$521,551

Statements of Operations

	Years Ended
	December 31
	2009	2008	2007
INTEREST INCOME:
Certificates, time deposits and dividends	$380	$452	$1,135

OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	1,603	5,175	17,686
Equity in undistributed income of subsidiaries	(41,755)	(159,726)	18,662
Other income	61	37	30
Net change in valuation of financial instruments carried at fair value	14,082	51,513	11,038
Interest on other borrowings	(4,754)	(7,353)	(8,887)
Other expense	(2,815)	(2,793)	(2,239)
	(33,198)	(112,695)	37,425

BENEFIT FROM INCOME TAXES	(2,566)	(15,298)	(502)

NET INCOME (LOSS)	$(35,764)	$(127,993)	$36,923

Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Years Ended
	December 31
	2009	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(35,764)	$(127,993)	$36,923
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	41,755	159,726	(18,662)
Amortization	23	49	57
(Increase) decrease in deferred taxes	5,069	23,165	99
Tax benefits realized from equity-based compensation	--	(4)	(58)
Net change in valuation of financial instruments carried at fair value	(14,082)	(51,512)	(11,078)
(Increase) decrease in other assets	(1,829)	1,470	2,386
Increase (decrease) in other liabilities	3,118	(1,796)	3,333
Net cash provided (used) by operating activities	(1,710)	3,105	13,000

INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(252)	(272)	(209)
Payments received on loan to ESOP for release of shares	--	--	--
Additional funds invested in subsidiaries	(60,000)	(98,150)	(33,118)
Net cash provided (used) by investing activities	(60,252)	(98,422)	(33,327)

FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated debentures	--	--	25,774
Investment in trust securities related to junior subordinated debentures	--	--	(774)
Proceeds from issuance of preferred stock	(46)	124,000	--
Repayment of trust securities related to junior subordinated debentures	--	--	(25,000)
Issuance of stock	14,723	21,021	37,460
Net proceeds from exercise of stock options	--	594	1,715
Repurchases of stock	--	(14,272)	(2,116)
Tax benefits realized from equity-based compensation	--	4	58
Cash dividends paid	(7,498)	(10,386)	(10,598)
Net cash provided (used) by financing activities	7,179	120,961	26,519

NET INCREASE (DECREASE) IN CASH	(54,783)	25,644	6,192
CASH, BEGINNING OF PERIOD	60,973	35,329	29,137
CASH, END OF PERIOD	$6,190	$60,973	$35,329

Note 27:  STOCK REPURCHASE

The Company has periodically engaged in stock repurchase activity; however, the Company did not repurchase any stock during the year ended December 31, 2009.  For the year ended December 31, 2008, the Company repurchased 614,103 shares of its stock at an average price of $23.24 per share.  This included 605,800 shares purchased on the open market at an average price of $23.20 and 8,303 shares repurchased in connection with the exercise of stock options or the forfeiture of stock grants.  Under the terms of the TARP CPP, the Company is prohibited from repurchasing shares as long as the U.S. Treasury owns our senior preferred stock.

Note 28:  CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings per common share (dollars in thousands, except per share data).

	Years
	Ended
	December 31
	2009	2008	2007

Net income (loss)	$(35,764)	$(127,993)	$36,923
Preferred stock dividend accrual	(6,200)	(689)	--
Preferred stock discount accrual	(1,492)	(161)	--
Net income (loss) available to common shareholders	$(43,456)	$(128,843)	$36,923

Basic weighted average shares outstanding	18,647	16,225	14,581
Plus MRP, common stock option and common stock warrants considered outstanding for diluted EPS	4	42	257
Less dilutive shares not included as they are anti-dilutive for calculations of loss per share	(4)	(42)	--
	18,647	16,225	14,838

Earnings (loss) per common share
Basic	$(2.33)	$(7.94)	$2.53
Diluted	$(2.33)	$(7.94)	$2.49

Options to purchase an additional 495,378 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.  Also as of December 31, 2009, the warrant issued to the U.S. Treasury to purchase up to 1,707,989 shares of common stock in the fourth quarter of 2008 was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average market price of common shares.

Note 29:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows (dollars in thousands except for per share data):

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$60,331	$59,158	$59,573	$58,308
Interest expense	25,372	24,233	23,221	19,971
Net interest income before provision for loan losses	34,959	34,925	36,352	38,337
Provision for loan losses	22,000	45,000	25,000	17,000
Net interest income	12,959	(10,075)	11,352	21,337
Other operating income	4,648	19,977	13,453	5,612
Other operating expenses	33,793	36,891	36,629	34,767
Income before provision for income taxes	(16,186)	(26,989)	(11,824)	(7,818)
Provision (benefit) for income taxes	(6,923)	(10,478)	(5,376)	(4,276)
Net income (loss)	$(9,263)	$(16,511)	$(6,448)	$(3,542)

Preferred stock dividend	1,550	1,550	1,550	1,550
Preferred stock discount accretion	373	373	373	373

Net income (loss) available to common shareholders	$(11,186)	$(18,434)	$(8,371)	$(5,465)

Basic earnings (loss) per share	$(0.65)	$(1.04)	$(0.44)	$(0.27)
Diluted earnings (loss) per share	$(0.65)	$(1.04)	$(0.44)	$(0.27)
Cumulative dividends declared	$0.01	$0.01	$0.01	$0.01

Note 29:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$71,953	$68,042	$68,007	$64,896
Interest expense	34,586	31,062	30,381	29,316
Net interest income before provision from loan losses	37,367	36,980	37,626	35,580
Provision for loan losses	6,500	15,000	8,000	33,000
Net interest income	30,867	21,980	29,626	2,580
Other operating income	8,184	8,632	2,036	21,037
Other operating expenses	33,708	85,222	34,000	107,090
Income before provision for income taxes	5,343	(54,610)	(2,338)	(83,473)
Provision for income taxes	1,509	(2,305)	(1,347)	(4,942)
Net income	$3,834	$(52,305)	$(991)	$(78,531)

Preferred stock dividend	--	--	--	689
Preferred stock discount accretion	--	--	--	161

Net income (loss) available to common shareholders	$3,834	$(52,305)	$(991)	$(79,381)

Basic earnings per share	$0.24	$(3.31)	$(0.06)	$(4.72)
Diluted earnings per share	$0.24	$(3.31)	$(0.06)	$(4.72)
Cumulative dividends declared	$0.20	$0.20	$0.05	$0.05

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$65,446	$74,411	$79,210	$76,242
Interest expense	33,269	36,301	38,540	37,580
Net interest income before provision for loan losses	32,177	38,110	40,670	38,662
Provision for loan losses	1,000	1,400	1,500	2,000
Net interest income	31,177	36,710	39,170	36,662
Other operating income	6,334	4,986	10,534	16,729
Other operating expenses	26,071	31,299	34,846	35,273
Income before provision for income taxes	11,440	10,397	14,858	18,118
Provision for income taxes	3,627	3,286	4,871	6,106
Net income	$7,813	$7,111	$9,987	$12,012

Basic earnings per share	$0.63	$0.49	$0.64	$0.75
Diluted earnings per share	$0.62	$0.48	$0.64	$0.74
Cumulative dividends declared	$0.19	$0.19	$0.19	$0.20

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

The Banks exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Banks use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.  As of December 31, 2009, outstanding commitments for which no liability has been recorded consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$109,094
Revolving open-end lines secured by 1-4 family residential properties	119,184
Credit card lines	63,618
Other, primarily business and agricultural loans	452,259
Real estate secured by one- to four-family residential properties	25,454
Standby letters of credit and financial guarantees	7,494

Total	$777,103

Commitments to sell loans secured by one- to four-family residential properties	$25,454

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days.  Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer.  The Banks attempt to deliver these loans before their rate locks expire.  This arrangement generally requires delivery of the loans prior to the expiration of the rate lock.  Delays in funding the loans can require a lock extension.  The cost of a lock extension at times is borne by the customer and at times by the Bank.  These lock extension costs are not expected to have a material impact to our operations.  This activity is managed daily.  Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in Note 1:  “Derivative Instruments.”

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

Information pertaining to outstanding interest rate swaps at December 31, 2009 and 2008 follows (dollars in thousands):

	December 31
	2009	2008

Notional amount	$20,427	$26,334
Weighted average pay rate	5.32%	5.35%
Weighted average receive rate	0.23%	1.51%
Weighted average maturity in years	7.8	7.4
Unrealized gain (loss) relating to interest rate swaps	$2,402	$4,642

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

10{q}	Long-Term Incentive Plan [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008].

10{r}	Form of Compensation Modification Agreement [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{s}	2005 Executive Officer and Director Stock Account Deferred Compensation Plan.

10{t}	Entry into an Indemnification Agreement with each of the Company's Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010].

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer of Banner Corporation to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15.

99.2	Certification of Principal Financial Officer of Banner Corporation to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15.

141