Form 10-Q
period 2010-03-31
BANNER CORP
filed 2010-05-07
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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
See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	[ ]	No	[X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of April 30, 2010 23,539,984 shares*

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

BANNER CORPORATION AND SUBSIDIARIES
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of March 31, 2010 and December 31, 2009	3

Consolidated Statements of Operations for the Quarters Ended March 31, 2010 and 2009	4

Consolidated Statements of Comprehensive Income (Loss) for the Quarters Ended March 31, 2010 and 2009	5

Consolidated Statements of Changes in Stockholders’ Equity for the Quarters Ended March 31, 2010 and 2009	6

Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2010 and 2009	9

Selected Notes to Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	32

Executive Overview	32

Comparison of Financial Condition at March 31, 2010 and December 31, 2009	36

Comparison of Results of Operations for the Quarters Ended March 31, 2010 and 2009	37

Asset Quality	41

Liquidity and Capital Resources	45

Capital Requirements	46

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	47

Sensitivity Analysis	47

Item 4 - Controls and Procedures	51

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	52

Item 1A - Risk Factors	52

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3 - Defaults upon Senior Securities	53

Item 4 – [Removed and Reserved]

Item 5 - Other Information	53

Item 6 - Exhibits	54

SIGNATURES	56

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2010 and December 31, 2009

	March 31	December 31
ASSETS	2010	2009

Cash and due from banks	$277,752	$323,005

Securities—trading, cost $162,997 and $192,853, respectively	138,659	147,151
Securities—available-for-sale, cost $95,376 and $95,174, respectively	96,718	95,667
Securities—held-to-maturity, fair value $76,390 and $76,489, respectively	73,555	74,834

Federal Home Loan Bank (FHLB) stock	37,371	37,371
Loans receivable:
Held for sale, fair value $4,472 and $4,534, respectively	4,398	4,497
Held for portfolio	3,684,459	3,785,624
Allowance for loan losses	(95,733)	(95,269)
	3,593,124	3,694,852

Accrued interest receivable	18,501	18,998
Real estate owned, held for sale, net	95,074	77,743
Property and equipment, net	101,541	103,542
Other intangibles, net	10,426	11,070
Deferred income tax asset, net	14,470	14,811
Income taxes receivable, net	18,844	17,436
Bank-owned life insurance (BOLI)	55,125	54,596
Other assets	50,551	51,145
	$4,581,711	$4,722,221
LIABILITIES
Deposits:
Non-interest-bearing	$549,291	$582,480
Interest-bearing transaction and savings accounts	1,404,301	1,341,145
Interest-bearing certificates	1,896,186	1,941,925
	3,849,778	3,865,550

Advances from FHLB at fair value	62,108	189,779
Other borrowings	177,244	176,842
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	48,147	47,694
Accrued expenses and other liabilities	24,049	24,020
Deferred compensation	13,661	13,208
	4,174,987	4,317,093
COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized; Series A – liquidation preference
$1,000 per share, 124,000 shares issued and outstanding	117,805	117,407
Common stock and paid in capital - $0.01 par value per share, 75,000,000 shares authorized, 21,101,149 shares issued: 22,860,768 shares and 21,299,209 shares outstanding at March 31, 2010 and December 31, 2009, respectively	335,877	331,538
Retained earnings (accumulated deficit)	(45,775)	(42,077)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale and/or transferred to held to maturity	804	249
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 restricted shares outstanding at March 31, 2010 and December 31, 2009	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(8,888)	(9,045)
Liability for common stock issued to deferred, stock related, compensation plans	8,888	9,043
	--	(2)
	406,724	405,128
	$4,581,711	$4,722,221

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Quarters Ended March 31, 2010 and 2009

	Quarters Ended
	March 31
	2010	2009
INTEREST INCOME:
Loans receivable	$52,759	$56,347
Mortgage-backed securities	1,126	1,801
Other securities and cash equivalents	2,085	2,183
	55,970	60,331
INTEREST EXPENSE:
Deposits	15,798	23,092
FHLB advances	361	720
Other borrowings	634	227
Junior subordinated debentures	1,027	1,333
	17,820	25,372

Net interest income before provision for loan losses	38,150	34,959

PROVISION FOR LOAN LOSSES	14,000	22,000
Net interest income	24,150	12,959

OTHER OPERATING INCOME:
Deposit fees and other service charges	5,169	4,936
Mortgage banking operations	948	2,715
Loan servicing fees (expense)	313	(270)
Miscellaneous	617	520
	7,047	7,901
Other-than-temporary impairment losses	(1,231)	--
Net change in valuation of financial instruments carried at fair value	1,908	(3,253)
Total other operating income	7,724	4,648

OTHER OPERATING EXPENSES:
Salary and employee benefits	16,559	17,601
Less capitalized loan origination costs	(1,605)	(2,116)
Occupancy and equipment	5,604	6,054
Information/computer data services	1,506	1,534
Payment and card processing expenses	1,424	1,453
Professional services	1,287	1,194
Advertising and marketing	1,950	1,832
Deposit insurance	2,132	1,497
State/municipal business and use taxes	480	540
REO operations	3,058	623
Amortization of core deposit intangibles	644	690
Miscellaneous	2,376	2,891
Total other operating expenses	35,415	33,793

Income (loss) before provision for (benefit from) income taxes	(3,541)	(16,186)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2,024)	(6,923)

NET INCOME (LOSS)	(1,517)	(9,263)

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	1,550	1,550
Preferred stock discount accretion	398	373
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(3,465)	$(11,186)

Earnings (loss) per common share:
Basic	$(0.16)	$(0.65)
Diluted	$(0.16)	$(0.65)
Cumulative dividends declared per common share:	$0.01	$0.01

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2010 and 2009

	Quarters Ended March 31

	2010	2009
NET INCOME (LOSS)	$(1,517)	$(9,263)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $306 and $150, respectively	543	264

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity
	12	14
Other comprehensive income (loss)	555	278

COMPREHENSIVE INCOME (LOSS)	$(962)	$(8,985)

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2010 and 2009

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2010	$117,407	$331,538	$(42,077)	$249	$(1,987)	$(2)	$405,128

Net income (loss)			(1,517)				(1,517)

Change in valuation of securities—available-for- sale, net of income tax				543			543

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				12			12

Accretion of preferred stock discount	398		(398)				--
Accrual of dividends on preferred stock			(1,550)				(1,550)
Accrual of dividends on common stock ($.01/share cumulative)			(233)				(233)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		4,322					4,322

Amortization of compensation related to MRP						2	2

Amortization of compensation related to stock options		17					17

BALANCE, March 31, 2010	$117,805	$335,877	$(45,775)	$804	$(1,987)	$--	$406,724

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2010 and 2009

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2009	$115,915	$316,740	$2,150	$572	$(1,987)	$(42)	$433,348

Net income (loss)			(9,263)				(9,263)

Change in valuation of securities—available-for- sale, net of income tax				264			264

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				14			14

Additional registration costs for issuance of preferred stock		(42)					(42)

Accretion of preferred stock discount	373		(373)				--

Accrual of dividends on preferred stock			(1,550)				(1,550)

Accrual of dividends on common stock ($.01/share cumulative)			(174)				(174)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		1,897					1,897

Amortization of compensation related to MRP						16	16

Amortization of compensation related to stock options		33					33

BALANCE, March 31, 2009	$116,288	$318,628	$(9,210)	$850	$(1,987)	$(26)	$424,543

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2010 and 2009

	Quarters Ended March 31
	2010	2009

COMMON STOCK—SHARES ISSUED AND OUTSTANDING:
Common stock, shares issued, beginning of period	21,539	17,152

Purchase and retirement of common stock	--	--
Issuance of common stock for exercised stock options and/or employee stock plans	--	--
Issuance of common stock for stockholder reinvestment program	1,562	493
Net number of shares issued during the period	1,562	493

COMMON SHARES ISSUED AND OUTSTANDING, END OF PERIOD	23,101	17,645

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(240)
Issuance/adjustment of earned shares	--	--
Number of shares, end of period	(240)	(240)

NET COMMON STOCK—SHARES OUTSTANDING	22,861	17,405

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2010 and 2009

	Quarters Ended March 31
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$(1,517)	$(9,263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,319	2,538
Deferred income and expense, net of amortization	609	(937)
Amortization of core deposit intangibles	644	690
Other-than-temporary impairment losses	1,231	1,078
Net change in valuation of financial instruments carried at fair value	(1,908)	2,175
Purchases of securities—trading	--	(23,785)
Principal repayments and maturities of securities—trading	9,394	53,965
Deferred taxes	35	(1,171)
Equity-based compensation	19	49
Increase in cash surrender value of bank-owned life insurance	(529)	(483)
Gain on sale of loans, excluding capitalized servicing rights	(692)	(1,205)
Loss (gain) on disposal of real estate held for sale and property and equipment	708	(70)
Provision for losses on loans and real estate held for sale	15,067	22,050
Origination of loans held for sale	(67,132)	(152,985)
Proceeds from sales of loans held for sale	67,231	149,327
Net change in:
Other assets	(326)	(5,216)
Other liabilities	408	(2,051)
Net cash provided from operating activities	25,561	34,706

INVESTING ACTIVITIES:
Purchases of securities available for sale	(5,022)	(18,672)
Principal repayments and maturities of securities available for sale	2,778	5,389
Proceeds from sales of securities available for sale	1,965	--
Purchases of securities held to maturity	--	(7,649)
Principal repayments and maturities of securities held to maturity	1,269	25
Principal repayments of loans, net of originations	59,807	14,401
Purchases of loans and participating interest in loans	(12)	--
Purchases of property and equipment, net	(318)	(2,735)
Proceeds from sale of real estate held for sale, net	9,078	2,056
Other	(40)	(139)
Net cash provided from (used by) investing activities	69,505	(7,324)

FINANCING ACTIVITIES:
Decrease in deposits	(15,772)	(151,346)
Proceeds from FHLB advances	--	91,200
Repayment of FHLB advances	(127,502)	(30,002)
Increase in other borrowings, net	400	35,964
Cash dividends paid	(1,767)	(2,293)
Cash proceeds from issuance of stock, net of registration costs	4,322	1,855
Net cash used by financing activities	(140,319)	(54,622)

NET DECREASE IN CASH AND DUE FROM BANKS	(45,253)	(27,240)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	323,005	102,750
CASH AND DUE FROM BANKS, END OF PERIOD	$277,752	$75,510

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2010 and 2009

	Quarters Ended March 31
	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$18,868	$25,600
Taxes paid (received) in cash	(561)	173

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	28,218	19,262
Net decrease in accrued dividends payable	(16)	(569)
Change in other assets/liabilities	213	179

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2010, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC).

In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with U.S. Generally Accepted Accounting Principles (GAAP).  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition in the accompanying notes.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment losses (OTTI), (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) deferred tax assets and liabilities.  These policies and the judgments, estimates and assumptions are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate based on the factual circumstances at the time.  However, because of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

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

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  Certain reclassifications have been made to the 2009 Consolidated Financial Statements and/or schedules to conform to the 2010 presentation.  These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial.  All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.  Interim results are not necessarily indicative of results for a full year.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Regulatory Actions: On March 23, 2010, Banner Bank entered into a Memorandum of Understanding (MOU) with the FDIC and Washington DFI.  The Company also entered into a similar MOU with the Federal Reserve Bank of San Francisco on March 29, 2010.  Under its MOU, Banner Bank is required, among other things, to develop and implement plans to reduce commercial real estate concentrations; to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 leverage capital to equal or exceed 10% of average assets.  In addition, Banner Bank will not be able to pay cash dividends to Banner Corporation without prior approval from the FDIC and Washington DFI and the Company and Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  Further, the Company may not pay any dividends on common or preferred stock, pay interest or principal on the balance of its junior subordinated debentures or repurchase our common stock without the prior written non-objection of the Federal Reserve Bank.  See Item 1A, Risk Factors—“We are required to comply with the terms of memoranda of understanding issued by the FDIC and DFI and the Federal Reserve and lack of compliance could result in additional regulatory actions.”

FDIC Prepayment:  On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay an estimate of their expected quarterly deposit insurance premiums for the fourth quarter of 2009 and for the three years ended December 31, 2010, 2011 and 2012.  Insured institutions were required to deposit funds with the FDIC in the amount of the prepaid assessment on December 30, 2009.  The insured institutions will not receive interest on the deposited funds.  For purposes of calculating an institution’s prepaid assessment amount, for the fourth quarter of 2009 and all of 2010, that institution’s assessment rate was its total base assessment rate in effect on September 30, 2009.  That rate was then increased by three basis points for all of 2011 and 2012.  Again, for purposes of calculating the prepaid amount, an institution’s third quarter 2009 assessment base was assumed to increase quarterly by an estimated five percent annual growth rate through the end of 2012.  Each institution was directed to record the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 30, 2009.  Thereafter, each institution will record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution will record an expense and an accrued expense payable each quarter for its regular assessment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the institution.  For Banner Corporation, the consolidated balance of the prepaid assessment was $27.5 million at March 31, 2010 and is recorded among “other assets” in the Consolidated Statement of Financial Condition.

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

FDIC Temporary Liquidity Guarantee Program:  Banner Corporation, Banner Bank and Islanders Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out.  Under the TLGP, the FDIC guarantees certain senior unsecured debt of insured institutions and their holding companies, as well as non-interest-bearing transaction account deposits.  Under the transaction account guarantee component of the TLGP, all non-interest-bearing and certain interest-bearing transaction accounts maintained at Banner Bank and Islanders Bank are insured in full by the FDIC until December 31, 2010, regardless of the standard maximum deposit insurance amounts.  The Banks are required to pay a fee (annualized) on balances of each covered account in excess of $250,000 while the extra deposit insurance is in place.  The annualized fee for the transaction account guarantee program is 10 basis points through December 31, 2009 and will be within a range from 15 to 25 basis points from January 1 through December 31, 2010.  On March 31, 2009, Banner Bank completed an offering of $50 million of qualifying senior bank notes covered by the TLGP at a fixed rate of 2.625% which mature on March 31, 2012.  Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest.  Under the terms of the TLGP, the Bank is not permitted to use the proceeds from the sale of securities guaranteed under the TLGP to prepay any of its other debt that is not guaranteed by the FDIC.  Banner Bank is required to pay a 1.00% fee (annualized) on this debt, which will result in a total fee of $1.5 million over three years.  None of the senior notes are redeemable prior to maturity.

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

In December 2009, FASB issued ASU No. 2009-17, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets.  This update codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification.  ASU 2009-17 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  This statement was effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  This standard will primarily impact the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement.  In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control.  To qualify as a participating interest, (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and  (iv) no party has the right to pledge or exchange the entire financial asset.  If the participating interest or surrender of control criteria are not met, the transfer is not accounted for as a sale and derecognition of the asset is not appropriate.  Rather, the transaction is accounted for as a secured borrowing arrangement.  The impact of certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets, liabilities and their respective interest income and expense.  An increase in total assets also increases regulatory risk-weighted assets and could negatively impact our capital ratios.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-18, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This update codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification.  ASU 2009-18 eliminates FASB Interpretations 46(R) (FIN 46(R)) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (VIE). The new guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the previous provisions.  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  This statement requires additional disclosures regarding an entity’s involvement in a VIE.  This statement was effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In January 2010, the Board of Governors of the Federal Reserve System issued final risk-based capital rules related to the adoption of FASB ASC Topic 860-10 and FASB ASC Topic 810-10.  Banking organizations affected by these recent pronouncements generally will be subject to higher regulatory capital requirements intended to better align risk-based capital levels with the actual risks of certain exposures.  The adoption of the new risk-based capital rules in relation to these new pronouncements did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 requires:

•	fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category,
•
for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and

•	gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation.

Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements.  Also, if a valuation technique has changed, entities should disclose that change and the reason for the change.  Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009.  The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010.  The sections of this ASU already adopted did not have a material impact on the Company’s consolidated financial statements.  The further adoption of the requirement to present the Level 3 reconciliation differently is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.  ASU No. 2010-09 establishes separate subsequent event recognition criteria and disclosure requirements for SEC filers.  SEC filers are defined in this update as entities that are required to file or to furnish their financial statements with either the SEC or another appropriate agency, (such as the Federal Deposit Insurance Corporation or Office of Thrift Supervision) under Section 12(i) of the Securities and Exchange Act of 1934, as amended.  Effective with the release date, the financial statements of SEC filers will no longer disclose either the date through with subsequent events were reviewed or that subsequent events were evaluated through the date the financial statements were issued.  The requirement to evaluate subsequent events through the date of issuance is still in place; only the disclosure is affected.  This ASU also removes the requirement to make those disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

GAAP establishes standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to stockholders.  We have determined that the Company’s current business and operations consist of a single business segment and have presented our financial statements accordingly.

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	March 31	December 31	March 31
	2010	2009	2009

Interest-bearing deposits included in cash and due from banks	$236,629	$244,641	$2,699

Mortgage-backed or related securities
GNMA	17,514	18,458	32,139
FHLMC	40,106	43,469	59,576
FNMA	35,907	37,549	44,548
Private issuer	3,881	6,465	8,836
Total mortgage-backed securities	97,408	105,941	145,099

U.S. Agency obligations	95,247	94,367	44,446
Taxable municipal bonds	3,243	3,717	4,651
Corporate bonds	43,366	43,267	35,758
Total other taxable securities	141,856	141,351	84,855

Tax-exempt municipal bonds	69,287	70,018	66,170

Equity securities (excludes FHLB stock)	381	342	203

Total securities	308,932	317,652	296,327

FHLB stock	37,371	37,371	37,371

	$582,932	$599,664	$336,397

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities available for sale at March 31, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

	March 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

U.S. Government and agency obligations	$58,680	$171	$(96)	$58,755	60.7%
Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	15,961	607	--	16,568	17.2%
GNMA certificates	16,652	862	--	17,514	18.1%
Other collateralized mortgage obligations	4,083	--	(202)	3,881	4.0%
	$95,376	$1,640	$(298)	$96,718	100.0%

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

U.S. Government and agency obligations	$53,732	$22	$(642)	$53,112	55.5%
Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	17,410	223	--	17,633	18.4%
GNMA certificates	17,741	716	--	18,457	19.3%
Other collateralized mortgage obligations	6,291	174		6,465	6.8%
	$95,174	$1,135	$(642)	$95,667	100.0%

At March 31, 2010 and December 31, 2009, an aging of unrealized losses and fair value of related securities—available-for-sale were as follows (in thousands):

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$28,916	$(96)	$--	$--	$28,916	$(96)
Other collateralized mortgage obligations	3,881	(202)	--	--	3,881	(202)
	$32,797	$(298)	$--	$--	$32,797	$(298)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$48,713	$(642)	$--	$--	$48,713	$(642)
	$48,713	$(642)	$--	$--	$48,713	$(642)

Management does not believe that any individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment.  The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.  At March 31, 2010, there were six securities—available-for-sale with unrealized losses, compared to eight at December 31, 2009.

Securities--Held to Maturity:  The amortized cost and estimated fair value of securities held to maturity are summarized as follows (dollars in thousands):

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Percent
	cost	gains	losses	value	of Total
Municipal bonds:
Taxable	$2,380	$151	$--	$2,531	3.3%
Tax Exempt	62,925	3,136	(84)	65,977	86.4%
	65,305	3,287	(84)	68,508	89.7%

Corporate bonds	8,250	8	(376)	7,882	10.3%
	$73,555	$3,295	$(460)	$76,390	100.0%

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Percent
	cost	gains	losses	value	of Total
Municipal bonds:
Taxable	$2,683	$66	$(30)	$2,719	3.6%
Tax Exempt	63,901	2,731	(72)	66,560	87.0%
	66,584	2,797	(102)	69,279	90.6%

Corporate bonds	8,250	--	(1,040)	7,210	9.4%
	$74,834	$2,797	$(1,142)	$76,489	100.0%

At March 31, 2010 and December 31, 2009, an aging of unrealized losses and fair value of related securities—held-to-maturity were as follows (in thousands):

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$2,883	$(167)	$3,791	$(209)	$6,624	$(376)
Municipal bonds	4,481	(34)	3,548	(50)	8,029	(84)
	$7,364	$(201)	$7,339	$(259)	$14,653	$(460)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$2,556	$(444)	$3,404	$(596)	$5,960	$(1,040)
Municipal bonds	2,920	(43)	10,112	(59)	13,032	(102)
	$5,476	$(487)	$13,516	$(655)	$18,992	$(1,142)

Management does not believe that any individual unrealized losses as of March 31, 2010 or December 31, 2009 represent an other-than-temporary impairment.  The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.  There were nine and twelve securities held-to-maturity with unrealized losses at March 31, 2010 and December 31, 2009, respectively.

The following table presents, as of March 31, 2010, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value

Federal Reserve Bank, TT&L deposits	$1,651	$1,715
State and local governments public deposits	84,955	88,353
Pacific Coast Bankers’ Bank (PCBB) interest rate swaps	3,862	4,037
Retail repurchase transaction accounts	137,238	140,723
Other	4,356	4,390

Total pledged securities	$232,062	$239,218

The carrying value of investment securities pledged as of March 31, 2010 was $236.6 million.

Note 6:  FHLB STOCK

At March 31, 2010, the Company carried on its books $37.4 million in Federal Home Loan Bank of Seattle (FHLB) stock, which represents our investment in the stock at its par value.  Ownership of this stock allows the Banks access to funding for liquidity and other borrowing needs.  Ownership of FHLB stock is restricted to FHLB member institutions and can only be purchased and redeemed at par.  Shares are not publicly traded and do not have a readily determinable fair value.  FHLB stock is generally acknowledged to be a long-term investment.  Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value.

As of March 31, 2010, the FHLB was classified as "undercapitalized" by its regulator and therefore did not pay a dividend for the first quarter of 2010 and will not repurchase capital stock or pay a dividend while it is classified as undercapitalized.  The FHLB reported that it did meet all of its regulatory capital targets, including its risk-based capital requirement as of March 31, 2010.  The FHLB reported a risk-based capital surplus of $490.1 million as of March 31, 2010 compared to $531.7 million as of December 31, 2009.  The FHLB’s total capital at March 31, 2010 was $1.051 billion compared to $993.7 million at December 31, 2009.

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

Based on the above, the Company has determined there is not an other-than-temporary impairment of its FHLB stock investment as of March 31, 2010.

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

Our loans receivable, including loans held for sale, at March 31, 2010 and 2009 and December 31, 2009 are summarized as follows (dollars in thousands):

	March 31 2010		December 31 2009		March 31 2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans (including loans held for sale):
Commercial real estate
Owner occupied	$515,542	14.0%	$509,464	13.4%	$460,569	11.8%
Investment properties	557,134	15.1	573,495	15.1	575,716	14.7
Multifamily real estate	147,659	4.0	153,497	4.1	149,442	3.8
Commercial construction	83,879	2.3	80,236	2.1	103,643	2.6
Multifamily construction	61,924	1.7	57,422	1.5	46,568	1.2
One- to four-family construction	213,438	5.8	239,135	6.3	365,421	9.3
Land and land development
Residential	256,607	7.0	284,331	7.5	406,948	10.4
Commercial	48,194	1.3	43,743	1.2	39,180	1.0
Commercial business	616,396	16.7	637,823	16.8	650,123	16.6
Agricultural business, including secured by farmland	187,207	5.1	205,307	5.4	197,972	5.1
One- to four-family real estate	697,565	18.9	703,277	18.6	643,705	16.4

Consumer	109,092	3.0	110,937	2.9	90,834	2.4
Consumer secured by one- to four- family real estate	194,220	5.1	191,454	5.1	185,426	4.7
Total consumer	303,312	8.1	302,391	8.0	276,260	7.1
Total loans outstanding	3,688,857	100.0%	3,790,121	100.0%	3,915,547	100.0%

Less allowance for loan losses	(95,733)		(95,269)		(79,724)

Total net loans outstanding at end of period	$3,593,124		$3,694,852		$3,835,823

Loans are net of unearned, unamortized loan fees or discounts of $11.5 million, $11.2 million and $6.7 million, respectively, at March 31, 2010, December 31, 2009 and March 31, 2009.

The geographic concentration of our loans at March 31, 2010 was as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Commercial real estate
Owner occupied	$404,284	$64,585	$46,673	$--	$515,542
Investment properties	411,242	102,735	43,157	--	557,134
Multifamily real estate	121,362	12,740	13,557	--	147,659
Commercial construction	60,732	13,295	9,852	--	83,879
Multifamily construction	33,704	28,220	--	--	61,924
One- to four-family construction	101,947	100,840	10,651	--	213,438
Land and land development
Residential	133,016	95,131	28,460	--	256,607
Commercial	33,941	11,778	2,475	--	48,194
Commercial business	436,556	92,602	69,451	17,787	616,396
Agricultural business, including secured by farmland	95,895	39,320	51,992	--	187,207
One- to four-family real estate	464,960	200,573	31,145	887	697,565

Consumer	78,657	24,318	6,117	--	109,092
Consumer secured by one- to four-family real estate	137,196	42,460	14,564	--	194,220

Total loans outstanding	$2,513,492	$828,597	$328,094	$18,674	$3,688,857

Percent of total loans	68.1%	22.5%	8.9%	0.5%	100.0%

The geographic concentration of our land and land development loans at March 31, 2010 was as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total

Residential
Acquisition and development	$64,106	$58,380	$6,481	$128,967
Improved lots	45,044	29,899	2,218	77,161
Unimproved land	23,866	6,852	19,761	50,479
Commercial and industrial
Acquisition and development	8,302	--	554	8,856
Improved land	9,725	10,054	--	19,779
Unimproved land	15,914	1,724	1,921	19,559

Total land and land development loans outstanding	$166,957	$106,909	$30,935	$304,801

Percent of total land and land development loans	54.8%	35.1%	10.1%	100.0%

As noted in the tables above, substantially all of our loans are to borrowers in the states of Washington, Oregon and Idaho.  Accordingly, their ultimate collectability is particularly susceptible to, among other things, changes in market and economic conditions within these states.

The amount of impaired loans, including performing troubled debt restructurings (TDRs), net of any charge-offs recorded as a result of specific impairment analysis, and the related allocated reserve for loan losses were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Loan amount	Allocated reserves	Loan amount	Allocated reserves
Impaired loans:
Nonaccrual	$195,948	$18,736	$213,401	$18,872
Accrual, including TDRs	45,645	1,769	48,337	3,309
	$241,593	$20,505	$261,738	$22,181

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

	March 31 2010	December 31 2009	March 31 2009
Fixed-rate (term to maturity):
Due in one year or less	$187,373	$162,894	$201,049
Due after one year through three years	203,602	198,107	200,264
Due after three years through five years	233,299	239,145	214,076
Due after five years through ten years	130,261	142,900	122,625
Due after ten years	548,973	551,375	445,292
	1,303,508	1,294,421	1,183,306
Adjustable-rate (term to rate adjustment):
Due in one year or less	1,496,376	1,582,046	2,488,166
Due after one year through three years	438,413	417,777	84,071
Due after three years through five years	406,687	447,228	37,477
Due after five years through ten years	42,663	47,287	122,527
Due after ten years	1,210	1,362	--
	2,385,349	2,495,700	2,732,241

	$3,688,857	$3,790,121	$3,915,547

The adjustable-rate loans may have interest rate adjustment limitations and are generally indexed to various Prime or London Interbank Offered Rates (LIBOR), or One to Five Year Constant Maturity Treasury Indices or FHLB borrowing rates.  Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that primarily have been utilized to fund these loans.

Note 8:  ALLOWANCE FOR LOAN LOSSES

The following is a schedule of our allocation of the allowance for loan losses at the dates indicated (dollars in thousands):

	March 31 2010	December 31 2009	March 31 2009

Specific or allocated loss allowances:
Commercial real estate	$8,279	$8,278	$4,972
Multifamily real estate	2,072	90	84
Construction and land	44,078	45,209	46,297
One- to four-family real estate	3,093	2,912	814
Commercial business	24,530	22,054	18,186
Agricultural business, including secured by farmland	949	919	587
Consumer	1,898	1,809	1,682
Total allocated	84,899	81,271	72,622

Estimated allowance for undisbursed commitments	1,161	1,594	1,358
Unallocated	9,673	12,404	5,744
Total allowance for loan losses	$95,733	$95,269	$79,724

Allowance for loan losses as a percentage of total loans outstanding	2.60%	2.51%	2.04%

Allowance for loan losses as a percentage of non-performing loans	49%	45%	36%

An analysis of the changes in our allowance for loan losses is as follows (dollars in thousands):

	Quarters Ended
	March 31
	2010	2009

Balance, beginning of the period	$95,269	$75,197

Provision for loan losses	14,000	22,000

Recoveries of loans previously charged off:

Commercial real estate	--	--
Multifamily real estate	--	--
Construction and land	37	52
One- to four-family real estate	350	2
Commercial business	1,290	70
Agricultural business, including secured by farmland	--	--
Consumer	59	31
	1,736	155
Loans charged off:

Commercial real estate	(92)	--
Multifamily real estate	--	--
Construction and land	(7,724)	(12,417)
One- to four-family real estate	(2,115)	(1,091)
Commercial business	(4,784)	(3,794)
Agricultural business, including secured by farmland	(2)	--
Consumer	(555)	(326)
	(15,272)	(17,628)
Net (charge-offs) recoveries	(13,536)	(17,473)

Balance, end of the period	$95,733	$79,724

Net loan charge-offs to average outstanding loans during the period	0.36%	0.44%

Note 9:  REAL ESTATE OWNED, NET

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the quarters ended March 31, 2010 and 2009 (in thousands):

	Quarters Ended March 31
	2010	2009
Balance, beginning of period	$77,743	$21,782

Additions from loan foreclosures	28,161	19,175
Addition from capitalized costs	752	1,039
Dispositions of REO	(9,814)	(3,094)
Gain (loss) on sale of REO	(701)	99
Valuation adjustments in the period	(1,067)	(50)

Balance, end of period	$95,074	$38,951

REO properties are recorded at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property, less expected selling costs.  Valuation allowances on REO balances are based on updated appraisals of the underlying properties as received during a period or management’s authorization to reduce the selling price of a property during the period.

Note 10:  OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Other Intangible Assets:  At March 31, 2010, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Historically, intangible assets also included goodwill.  However, in 2008, the Company wrote off all goodwill against earnings.

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

The following table summarizes the changes in the Company’s core deposit intangibles and other intangibles for the quarters ended March 31, 2010 and 2009 (in thousands):

	Core Deposit Intangibles	Other	Total
Balance, December 31, 2009	$11,057	$13	$11,070
Additions through acquisitions	--	--	--
Amortization	(644)	--	(644)
Impairment write-off	--	--	--
Balance, March 31, 2010	$10,413	$13	$10,426

	Core Deposit Intangibles	Other	Total
Balance, December 31, 2008	$13,701	$15	$13,716
Adjustments related to 2008 acquisitions	--	--	--
Amortization	(690)	--	(690)
Impairment write-off	--	--	--
Balance, March 31, 2009	$13,011	$15	$13,026

Estimated annual amortization expense with respect to existing intangibles as of March 31, 2010 is as follows (in thousands):

	Core Deposit
Year Ended	Intangibles	Other	Total
December 31, 2010	$2,459	$2	$2,461
December 31, 2011	2,276	2	2,278
December 31, 2012	2,092	2	2,094
December 31, 2013	1,908	2	1,910
December 31, 2014	1,724	2	1,726
Thereafter	598	3	601
	$11,057	$13	$11,070

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  Loans serviced for others totaled $684.8 million and $509.5 million at March 31, 2010 and 2009, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.3 million and $5.1 at March 31, 2010 and 2009, respectively.  Mortgage servicing rights as a percentage of total loans serviced for others was 0.81% and 0.82%, respectively, for the same time periods.

An analysis of our mortgage servicing rights for the quarters ended March 31, 2010 and 2009 is presented below (in thousands):

	Quarters Ended March 31

	2010	2009

Balance, beginning of the period	$5,703	$3,554
Amounts capitalized	256	1,510
Amortization*	(397)	(612)
Impairment	--	(300)

Balance, end of the period	$5,562	$4,152

*Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and includes any remaining unamortized balance, which is written off if the loan repays in full.

Note 11:  DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Deposits consisted of the following at March 31, 2010 and 2009 and December 31, 2009 (dollars in thousands):

	March 31 2010		December 31 2009		March 31 2009
Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$549,291	14.3%	$582,480	15.1%	$508,593	14.0%
Interest-bearing checking	366,786	9.5	360,256	9.3	307,741	8.5
Regular savings accounts	577,704	15.0	538,765	13.9	490,239	13.5
Money market accounts	459,811	11.9	442,124	11.4	301,857	8.3
Total transaction and saving accounts	1,953,592	50.7	1,923,625	49.7	1,608,430	44.3

Certificates which mature or reprice:
Within 1 year	1,597,519	41.5	1,593,575	41.3	1,504,958	41.5
After 1 year, but within 3 years	260,729	6.8	311,115	8.0	464,576	12.8
After 3 years	37,938	1.0	37,235	1.0	49,540	1.4
Total certificate accounts	1,896,186	49.3	1,941,925	50.3	2,019,074	55.7

Total deposits	$3,849,778	100.0%	$3,865,550	100.0%	$3,627,504	100.0%

Included in total deposits:
Public transaction accounts	$80,942	2.1%	$78,202	2.0%	$47,639	1.3%
Public interest-bearing certificates	82,362	2.1	88,186	2.3	175,418	4.8
Total public deposits	$163,304	4.2%	$166,388	4.3%	$223,057	6.1%

Total brokered deposits	$150,577	3.9%	$165,016	4.3%	$249,619	6.9%

Geographic Concentration of Deposits at March 31, 2010	Washington	Oregon	Idaho	Total

	$2,952,735	$623,302	$273,741	$3,849,778

In addition to deposits, we also offer retail repurchase agreements which are customer funds that are primarily associated with sweep account arrangements tied to transaction deposit accounts.  While we include these collateralized borrowings in other borrowings reported in our Consolidated Statements of Financial Condition, these accounts primarily represent customer utilization of our cash management services and related deposit accounts.  The following table presents customer repurchase agreement balances as of March 31, 2010 and 2009 and December 31, 2009 (in thousands):

	March 31 2010	December 31 2009	March 31 2009

Retail Repurchase Agreements	$126,954	$124,330	$131,224

Note 12:  FAIR VALUE ACCOUNTING AND MEASUREMENT

We have elected to record certain assets and liabilities at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale).  The GAAP standard (ASC 820, Fair Value Measurements) establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  Among other things, the standards require us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our estimates for market assumptions.  These two types of inputs create the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets for identical instruments.  An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•
Level 2 – Observable inputs other than Level 1 including quoted prices in active markets for similar instruments, quoted prices in less active markets for identical or similar instruments, or other observable inputs that can be corroborated by observable market data.

•
Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs from non-binding single dealer quotes not corroborated by observable market data.

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments.  This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

Items Measured at Fair Value on a Recurring Basis:

We record trading account securities, securities available-for-sale, FHLB debt and junior subordinated debentures at fair value on a recurring basis.

•
The securities assets primarily consist of U.S. Government Agency obligations, municipal bonds, corporate bonds, single issue trust preferred securities (TPS), pooled trust preferred collateralized debit obligation securities (TRUP CDO), mortgage-backed securities, equity securities and certain other financial instruments.  At March 31, 2010, management used inputs from each of the three fair value hierarchy levels to value these assets.  The Level 1 measurements are based upon quoted prices in active markets.  The Level 2 measurements are generally based upon a matrix pricing model from an investment reporting and valuation service.  Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Level 3 measurements are based primarily on unobservable inputs.  In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate.  These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

During the ongoing credit crisis, from 2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  This has been particularly true for our TRUP CDO securities.  As of March 31, 2010, we owned approximately $33 million in current par value of these securities, exclusive of those securities we elected to write-off completely.  The market for these securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are currently very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for TRUP CDOs:

o	The few observable transactions and market quotations that were available are not reliable for purposes of determining fair value at March 31, 2010,

o
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is equally or more representative of fair value than the market approach valuation technique used at prior measurement dates, and

o	The Company’s TRUP CDOs are classified exclusively within Level 3 of the fair value hierarchy because of the significant assumptions required to determine fair value at the measurement date.

The TRUP CDO valuations were prepared by an independent third party who used its proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations.  Its approach to determining fair value involves considering the credit quality of the collateral using average risk-neutral probability of default values, assumes a level of defaults based on the probability of default of each underlying trust preferred security and assumed level of correlation among the assets, and creates an expected cash flows for each security, discounted at the risk-free rate plus a liquidity premium.

Where possible, management reviewed the valuation methodology and assumptions used by the independent third party providers, determined that with respect to performing securities the fair value estimates were reasonable and utilized those estimates in our reported financial statements.  However, beginning with the quarter ended June 30, 2009 and continuing with the quarter ended March 31, 2010, for two securities for which we currently are not receiving any cash payments, management elected to override the third party fair value estimates and to reflect the fair value of these securities at zero, resulting in an other-than-temporary impairment charge.

At March 31, 2010, we also directly owned approximately $20 million in current par value of TPS securities issued by three individual financial institutions for which no market data or independent valuation source is available.  Additionally, we have one TPS security with a par value of $5 million that is activity traded.  Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values.  Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions.  Since these three TPS securities are also concentrated in the financial institutions sector, which continues to be under extreme pricing pressure at March 31, 2010, management applied credit factors to differentiate these issues based upon its judgment of the risk profile of the various issuers.  These credit factors were then incorporated into the model at March 31, 2010, and discount rates equal to three-month LIBOR plus 600 to 900 basis points were used to calculate the respective fair values of these securities.  In addition to the three TPS considered Level 3 and one TPS considered Level 1, on its credit analysis, management determined that collection of two specific TPS securities was highly unlikely and therefore elected to write off the balance of these securities as other-than-temporary impairment charges—one in the third quarter of 2009 and one during the first quarter of 2010.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS debt that the Company has issued) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that we would elect early redemption.  The majority, $98 million, of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  The remaining $26 million issue has a current interest rate of 6.56%, which is fixed through December 2011 and then resets quarterly to equal three-month LIBOR plus a spread of 1.62%.  In valuing the debentures at March 31, 2010, management evaluated discounted cash flows to maturity and for the discount rate used the March 31, 2010 three-month LIBOR plus 800 basis points.  While the quarterly reset of the index on this debt would seemingly keep it close to market values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  In periods prior to third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method.  However, as noted above in the discussion of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management considers this to be a Level 3 input method.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010

	Total		Level 1	Level 2	Level 3
Assets:
Securities—available-for-sale
U.S government and agency	$58,755		$--	$58,755	$--
Mortgage-backed securities	37,963		--	37,963	--
	96,718		--	96,718	--
Securities—trading
U.S government and agency	36,492		--	36,492	--
Municipal bonds	7,224		--	7,224	--
TPS and TRUP CDOs	35,116		5,050	--	30,066
Mortgage-backed securities	59,445		--	59,445	--
Equity securities and other	382		360	22	--
	138,659		5,410	103,183	30,066

	$235,377		$5,410	$199,901	$30,066
Liabilities
Advances from FHLB at fair value	$62,108		$--	$62,108	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	48,147	-	--	--	48,147

	$110,255		$--	$62,108	$48,147

	December 31, 2009

	Total		Level 1	Level 2	Level 3
Assets:
Securities—available-for-sale
U.S government and agency	$53,112		$--	$53,112	$--
Mortgage-backed securities	42,555		--	42,555	--
	95,667		--	95,667	--
Securities—trading
U.S government and agency	41,255		--	41,255	--
Municipal bonds	7,151		--	7,151	--
TPS and TRUP CDOs	35,017		4,825	--	30,192
Mortgage-backed securities	63,386		--	63,386	--
Equity securities and other	342		328	14	--
	147,151		5,153	111,806	30,192

	$242,818		$5,153	$207,473	$30,192
Liabilities
Advances from FHLB at fair value	$189,779		$--	$189,779	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	47,694	-	--	--	47,694

	$237,473		$--	$189,779	$47,694

The following tables provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the quarter ended March 31, 2010 and 2009 (in thousands):

	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— junior subordinated debentures

Beginning balance at December 31, 2009	$30,192	$47,694

Total gains or losses recognized
Assets gains (losses), including OTTI	(126)	--
Liabilities (gains) losses	--	(453)
Purchases, issuances and settlements	--	--
Paydowns and maturities	--	--
Transfers in and/or out of Level 3	--	--
Ending balance at March 31, 2010	$30,066	$48,147

	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— junior subordinated debentures

Beginning balance at December 31, 2008	$36,295	$61,776

Total gains or losses recognized
Assets gains (losses)	(10,968)	--
Liabilities (gains) losses	--	(7,957)
Purchases, issuances and settlements	--	--
Paydowns and maturities	--	--
Transfers in and/or out of Level 3	--	--
Ending balance at March 31, 2009	$25,327	$53,813

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

Items Measured at Fair Value on a Non-recurring Basis:

The Company records impaired loans at fair value on a non-recurring basis.  From time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on an observable market price or current appraised value of collateral, less costs to sell.  As of March 31, 2010, the Company reviewed all of its classified loans totaling $422 million for potential impairment, and identified $242 million of impaired loans, which consisted of $99 million in residential construction and related land development loans, and $21 of commercial business loans.  The $174 million fair value of impaired loans reported in the table below, represents loans with an initial carrying value of $200 million, net of aggregate charge-offs of $26 million.  These valuation inputs are considered to be Level 3 inputs.

The Company also records real estate owned (acquired through a lending relationship) at fair value on a non-recurring basis.  All real estate owned properties are recorded at amounts which are equal to or less than the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to real estate owned.  From time to time, non-recurring fair value adjustments to real estate owned are recorded to reflect partial write downs based on an observable market price or current appraised value of property.  We consider any valuation inputs related to real estate owned to be Level 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the three months ended March 31, 2010, we recognized $1.1 million of additional impairment charges related to these types of assets, compared to $50,000 for the same quarter one year earlier.

The following tables present the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the ASC 820 fair value hierarchy of the fair value measurements for those assets at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$88,014	--	--	$88,014
Other real estate owned	95,074	--	--	95,074
Mortgage servicing rights	5,562	--	--	5,562

	December 31, 2009
	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$111,945	--	--	$111,945
Other real estate owned	77,743	--	--	77,743
Mortgage servicing rights	5,703	--	--	5,703

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 whether or not recognized or recorded in the consolidated balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value

Assets:
Cash and due from banks	$277,752	$277,752	$323,005	$323,005
Securities—trading	138,659	138,659	147,151	147,151
Securities—available-for-sale	96,718	96,718	95,667	95,667
Securities—held-to-maturity	73,555	74,307	74,834	76,489
Loans receivable held for sale	4,398	4,472	4,497	4,534
Loans receivable	3,588,726	3,411,326	3,690,355	3,490,419
FHLB stock	37,371	37,371	37,371	37,371
Bank-owned life insurance (BOLI)	55,125	55,125	54,596	54,596

Liabilities:
Demand, NOW and money market accounts	1,375,888	1,262,714	1,384,860	1,272,322
Regular savings	577,704	531,988	538,765	495,409
Certificates of deposit	1,896,186	1,906,932	1,941,925	1,954,825
FHLB advances at fair value	62,108	62,108	189,779	189,779
Junior subordinated debentures at fair value	48,147	48,147	47,694	47,694
Other borrowings	177,244	177,244	176,842	176,447

Off-balance-sheet financial instruments:
Commitments to originate loans	362	362	362	362
Commitments to sell loans	(362)	(362)	(362)	(362)

Fair value estimates, methods and assumptions are set forth below for the Company’s financial and off-balance-sheet instruments:

Cash and Due from Banks:  The carrying amount of these items is a reasonable estimate of their fair value.

Securities:  The estimated fair values of investment securities and mortgaged-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s single issue trust preferred securities and pooled trust preferred securities (see earlier discussion above in determining the securities’ fair market value), management has classified its trust preferred securities as a Level 3 fair value measure.

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

Commitments:  Commitments to sell loans with notional balances of $31 million and $25 million at March 31, 2010 and December 31, 2009, respectively, have a carrying value of $362,000 at the end of each period, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $31 million and $25 million at March 31, 2010 and December 31, 2009, respectively, have a carrying value of ($362,000) at the end of each period.  The fair value of commitments to sell loans and of interest rate locks reflect changes in the level of market interest rates from the date of the commitment or rate lock to the date of our financial statements.  Other commitments to fund loans totaled $752 million and $777 million at March 31, 2010 and December 31, 2009, respectively, and have no carrying value at both dates, representing the cost of such commitments.  There were no commitments to purchase or sell securities at March 31, 2010 or December 31, 2009.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 13:  INCOME TAXES AND DEFERRED TAXES

The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  The tax years which remain subject to examination by the taxing authorities are the years ending December 31, 2009, 2008 and 2007.

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

Effective January 1, 2007, the Company adopted revised accounting standards for Income Taxes.  The standard, ASC 740, provides guidance related to the accounting for uncertainty in income taxes.  Adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.  The revisions prescribe a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provide guidance on the de-recognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition.  The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

As of March 31, 2010 and December 31, 2009, the Company had recorded net deferred income tax assets of approximately $14.5 million and $14.8 million, respectively.  Our largest deferred tax item is related to the allowance for loan losses.  For federal income tax purposes, only net loan charge-offs are deductible, not the booked provision for loan losses.  The difference between these two methodologies creates a deferred tax asset related to the allowance for loan losses ($36.1 million).  Two other significant components of our deferred tax asset relate to the timing of deferred compensation ($6.6 million) and our net operating loss carryforward ($5.6 million).  Our material deferred tax liabilities relate to fair value adjustments for financial instruments carried at fair value ($12.5 million), FHLB stock dividends ($6.2 million), timing differences related to depreciation ($5.4 million), loan origination costs ($4.9 million), and intangible assets ($3.7 million).

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax asset as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Deferred tax assets:
REO and loan loss reserves, book vs. tax	$36,051	$35,653
Deferred compensation	6,570	6,470
Net operating loss carryforward	5,586	5,586
Other	85	98
	48,292	47,807

Deferred tax liabilities:
FHLB stock dividends	6,230	6,230
Depreciation	5,396	5,423
Deferred loan fees, servicing rights and loan origination costs	4,895	5,002
Intangibles	3,738	3,969
Financial instruments accounted for under fair value accounting	12,491	12,194
Other	589	1
	33,339	32,819
	14,953	14,988
Unrealized loss on securities available for sale	(483)	(177)
Deferred tax asset, net	$14,470	$14,811

Under GAAP (ASC 740), a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions.  Positive evidence reviewed included long-term earnings history prior to recent economic downturn, recent improved performance trends, proven ability to forecast earnings and our projections of future income over the next three years, capital levels and net operating loss carryback availability.  Negative evidence reviewed included the losses sustained by the Company during the past two years and continuing into the current quarter.

After considering both the positive and negative factors, management believes we have sufficient positive indicators to outweigh the negative factors and therefore believe that it is more likely than not that we will be able to fully realize all of our recorded deferred tax assets.  Accordingly, we did not establish a valuation allowance for the deferred tax assets of $48.3 million and $47.8 million at March 31, 2010 and December 31, 2009, respectively, as management believes it is more likely than not that the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences and based on projections of future taxable income from operations.

Note 14:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Quarters Ended March 31

	2010	2009

Net income (loss)	$(1,517)	$(9,263)
Preferred stock dividend accrual	1,550	1,550
Preferred stock discount accretion	398	373
Net income (loss) available to common shareholders	$(3,465)	$(11,186)

Basic weighted average shares outstanding	22,132	17,160
Plus MRP, common stock option and common stock warrants considered outstanding for diluted EPS	2	2
Less dilutive shares not included as they are anti-dilutive for
calculations of loss per share	(2)	(2)
	22,132	17,160

Earnings (loss) per common share
Basic	$(0.16)	$(0.65)
Diluted	$(0.16)	$(0.65)

Note 15:  STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders:  the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).  Authority to grant awards under the 1996 MRP and 1996 and 1998 SOPs has expired and, as of March 31, 2010, there were only 51,595 options eligible for grants under the 2001 SOP.  We did not make any grants under any of these plans during the three months ended March 31, 2010 or the twelve months ended December 31, 2009.  Stock based compensation costs related to the MRP and SOPs were $19,000 and $49,000 for the quarters ended March 31, 2010 and 2009, respectively.  At March 31, 2010, there were options for 495,372 shares outstanding with a weighted average exercise price of $22.34 per share and a weighted average remaining contractual term of 3.5 years.  None of the options had any intrinsic value on that date.  The Company had $69,000 of total unrecognized compensation costs related to stock options at March 31, 2010 that are expected to be recognized over the remaining contractual term of the underlying grants.  All compensation expense related to the MRP program was fully amortized as of March 31, 2010.

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on the Company common stock and changes in Banner Bank’s average earnings rate, and for accounting purposes is considered a stock appreciation right (SAR).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  The accounting standards require us to remeasure the fair value of SARs each reporting period until the award is settled.  In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting.  We recognized compensation expense of $137,000 and $16,000 for the quarters ended March 31, 2010 and 2009, respectively, related to the change in the fair value of SARs and additional vesting during the period.

Note 16:  COMMITMENTS AND CONTINGENCIES

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  As of March 31, 2010, outstanding commitments for which no liability has been recorded consisted of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$94,521
Revolving open-end lines secured by 1-4 family residential properties	120,021
Credit card lines	68,502
Other, primarily business and agricultural loans	431,063
Real estate secured by one- to four-family residential properties	31,337
Standby letters of credit and financial guarantees	6,936

Total	$752,380

Commitments to sell loans secured by one- to four-family residential properties	$31,337

Interest rate swaps notional amount	$19,519

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period currently being 45 days.  Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer.  We attempt to deliver these loans before their rate locks expire.  This arrangement generally requires us to deliver the loans prior to the expiration of the rate lock.  Delays in funding the loans can require a lock extension.  The cost of a lock extension at times is borne by the customer and at times by us.  These lock extension costs paid by us are not expected to have a material impact to our operations.  This activity is managed daily.  Changes in the value of rate lock commitments are recorded as other assets and liabilities.  For additional information, see “Derivative Instruments” under Note 1 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

The Company has stand-alone derivative instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amount is the amount on which calculations, payments and the value of the derivative are based.  The notional amount does not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amount to be received and paid.  This difference represents the fair value of the derivative instrument.  All of the Company’s interest rate swap agreements are with the Pacific Coast Bankers’ Bank (PCBB) as the counterparty.  The Company has swapped fixed-rate cash flows that it receives from its customers for variable-rate cash flows that it receives from PCBB.  The net changes in fair value of the derivatives are recorded in loans and other liabilities.

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis and other portions of this report on Form 10-Q contain certain forward-looking statements concerning our future operations.  Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement so that we may rely on the protections of such safe harbor with respect to all forward-looking statements contained in this report.  We have used forward-looking statements to describe future plans and strategies, including expectations of our future financial results.  Our ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including our compliance with the Memoranda of Understanding and the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or any of the Banks which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect or result in significant declines in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; future legislative changes in the United States Department of Treasury (Treasury) Troubled Asset Relief Program (TARP) Capital Purchase Program; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Banner Corporation and its consolidated subsidiaries.

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2010, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  As of March 31, 2010, we had total consolidated assets of $4.6 billion, total loans of $3.6 billion, total deposits of $3.8 billion and total stockholders’ equity of $406.7 million.

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

Weak economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 and generally continued in 2009 and into the first quarter of 2010 have presented an unusually challenging environment for banks.  For Banner Corporation, this has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our historical experience and has also affected our net interest income and other operating revenues and expenses.  As a result of these factors, for the quarter ended March 31, 2010, we had a net loss of $1.5 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss to common shareholders of $3.5 million, or ($0.16) per diluted share, compared to a net loss to common shareholders of $11.2 million, or ($0.65) per diluted share, for the quarter ended March 31, 2009.  Although there are indications that economic conditions are improving, this stress in the economy has been the most significant challenge impacting our recent operating results and, like most financial institutions, our future operating results will be significantly affected by the course of recovery from the recession.

Our provision for loan losses was $14.0 million for the quarter ended March 31, 2010, compared to $22.0 million recorded for the same period a year earlier.  The significant provision for loan losses in both quarters reflects material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  For most of the past two and a half years, housing markets remained weak in many of our primary service areas, resulting in elevated levels of delinquencies and non-performing assets and deterioration in property values, particularly for residential land and building lots, and the resultant need to provide for realized and anticipated losses.  By contrast, other non-housing related segments of our loan portfolio, while showing some signs of stress, have performed as expected with only normal levels of credit problems given the serious economic slowdown.  Since the second quarter of 2008, the higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while we are encouraged by the continuing reduction in our exposure to residential construction loans and the recent slowdown in the surfacing of new problem assets, looking forward we anticipate our credit costs will remain elevated for a number of quarters and will have a continuing adverse effect on our earnings during 2010.  (See Note 8, Allowance for Loan Losses, as well as “Asset Quality” below.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased by $3.2 million for the quarter ended March 31, 2010 to $38.2 million compared to $35.0 million for the same quarter one year earlier, reflecting improvement in our net interest spread and net interest margin as asset yields have remained relatively stable over the past year while our funding costs continued to decrease.  Similar to the second half of 2009, our net interest margin improved meaningfully in the current quarter as rapidly declining interest expense on deposits contributed to significantly lower funding costs.  This trend to lower funding costs and the resulting increase in the net interest margin represents an important improvement in the core operating fundamentals of the Company, which should provide a solid base to build upon as the economy begins to recover.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, gains and losses on the sale of loans and securities, non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value (see Note 12, Fair Value Accounting and Measurement) and in certain periods by other-than-temporary losses on investment securities.  For the quarter ended March 31, 2010, we recorded an aggregate net gain of $677,000 ($433,000 after tax) in fair value adjustments, which was comprised of $1.9 million ($1.2 million after tax) in net fair value gains which were significantly offset by a $1.2 million ($788,000 after tax) other-than-temporary impairment charge for a single-issuer trust preferred security that we wrote off.  By comparison, we recorded a net loss of $3.3 million ($2.1 million after tax) in fair value adjustments for the quarter ended March 31, 2009.

Other operating income, excluding the fair value adjustments and other-than-temporary impairment losses, decreased $854,000 to $7.0 million for the quarter ended March 31, 2010 from $7.9 million for the same period one year earlier, primarily as a result of decreased gain on the sale of loans from mortgage banking operations somewhat offset by an increase in loan servicing fees.  Revenues (net interest income before the provision for loan losses plus other operating income), excluding fair value adjustments and other-than-temporary impairment losses, increased $2.3 million to $45.2 million for the quarter ended March 31, 2010, compared to $42.9 million for the quarter ended March 31, 2009, primarily as a result of the significant decrease in the cost of deposits over the past twelve months.  Other operating expenses were $35.4 million for the quarter ended March 31, 2010, compared to the $33.8 million for the quarter ended March 31, 2009.  The current quarter’s expenses reflect significantly increased costs associated with problem loan collection activities including professional services and charges related to real estate owned, and increased deposit insurance expense.  These increases were partially offset by reductions in compensation, occupancy, and miscellaneous expenses.

As noted above, in the quarter ended March 31, 2010, our net income included a $1.9 million net gain in the valuation of the selected financial assets and liabilities we record at fair value that was significantly offset by a $1.2 million other-than-temporary impairment loss.  These adjustments resulted in a net reduction of $433,000 (net after tax), or $0.02 per share (diluted), to the net loss reported for the quarter ended March 31, 2010.  By comparison, the $3.3 million fair value charge in the same quarter one year earlier contributed $2.1 million (net after tax), or ($0.12) per share (diluted) to the net loss.  Excluding the net fair value adjustments and other-than-temporary impairment loss, the net loss from core operations was $2.0 million ($3.9 million available to common shareholders) for the quarter ended March 31, 2010, compared to $7.2 million ($9.1 million available to common shareholders) for the quarter ended March 31, 2009.  Earnings or loss from core operations and other earnings information excluding the change in valuation of financial instruments carried at fair value and other-than-temporary impairment loss represent non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  The decreased loss from core operations primarily reflects the decreased loan loss provisioning and wider net interest margin, partially offset by increased collection costs on real estate owned and higher FDIC insurance charges.  See “Comparison of Results of Operations for the quarters ended March 31, 2010 and 2009” for more detailed information about our financial performance.

We offer a wide range of loan products to meet the demands of our customers.  Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties; however, over the past two years our origination of construction and land development loans has declined materially and the proportion of the portfolio invested in these types of loans has declined.  By contrast, residential mortgage loan originations during this cycle have remained reasonably stable, primarily reflecting the impact of exceptionally low interest rates on the demand for loans to refinance existing debt as well as loans to finance home purchases.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the recessionary environment, in recent periods demand for these types of commercial business loans has been weak; however, total outstanding balances have remained relatively unchanged.  We have also increased our emphasis on consumer lending, although demand for consumer loans also has been modest in recent quarters.  Still, the portion of the loan portfolio invested in consumer loans has increased and as of March 31, 2010 represented 8% of total loans.  While continuing our commitment to residential lending, including our mortgage banking activities, we expect commercial lending (including owner-occupied commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly more important activities for us.  By contrast, we anticipate residential construction and related land development lending, which at March 31, 2010 represented 13% of the loan portfolio, compared to 20% a year earlier, will continue to be restrained by market conditions for the foreseeable future, as well as by our efforts to reduce our concentration in this type of lending.  We also expect non-owner-occupied investor commercial real estate lending, for both construction and longer-term financing, to be curtailed with balances declining for the foreseeable future as we manage our concentration in these types of loans.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our marketing effort and branch expansion, relocations and renovations has been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.  Reflecting a seasonal pattern, deposits declined slightly in the current quarter but increased by $222 million, to $3.850 billion at March 31, 2010 from $3.628 billion at March 31, 2009 despite our decision to significantly reduce our exposure to public funds deposits, as the new higher collateralization requirements under Washington and Oregon state regulations have made retaining these deposits less desirable than in the past.  In addition, although brokered deposits have never been an important component of our funding, we also chose to reduce brokered deposits by $99 million over the same twelve-month period.  Further, changes in the mix of deposits, which reflected the 8% year-over-year growth in non-interest-bearing accounts and a 28% increase in interest-bearing transaction and savings accounts, has been an important element in the improved funding costs of recent quarters.

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

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 included in the Form 10-K filed with the SEC on March 16, 2010.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangibles such as goodwill, core deposit intangibles and mortgage servicing rights and (v) the valuation of real estate held-for-sale.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2009.  For additional information concerning critical accounting policies, see Notes 1, 8, 9, 24 and 25 of the Notes to the Consolidated Financial Statements in the 2009 Form 10-K and the following:

Interest Income:  Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due, at which time the loans are placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

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

Fair Value Accounting and Measurement:  (Note 12)  We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.  For more information regarding fair value accounting, please refer to Note 12 in this Form 10-Q.

Other Intangible Assets:  (Note 10)  Other intangible assets consists primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  The major component of our intangible assets is core deposit intangibles arising from acquisitions.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Real Estate Owned:  (Note 9)  Property acquired by foreclosure or receiving a deed in lieu of foreclosure is recorded at the lower of estimated fair value, less cost to sell, or the carrying value of the defaulted loan.  Development and improvement costs relating to the property are capitalized.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

General.  Total assets decreased $141 million, or 3%, to $4.582 billion at March 31, 2010, from $4.722 billion at December 31, 2009.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $102 million, or 3%, to $3.593 billion at March 31, 2010, from $3.695 billion at December 31, 2009.  The contraction in net loans was largely due to decreases of $26 million in one- to four-family construction loans and $23 million in land and land development loans.  We also experienced decreases of $21 million in commercial business loans, $18 million in agricultural loans and $10 million in commercial real estate loans.  These changes were partially offset by increases of $8 million in commercial and multi-family construction loans and $4 million in commercial land and land development loans.  We continue to maintain a significant, although decreasing, investment in construction and land loans, as new originations of these types of loans during the past two-and-a-half years has declined substantially and is expected to remain modest for the foreseeable future.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, transfers to real estate owned and charge-offs, loans to finance the construction of one- to four-family residential real estate, which totaled $213 million at March 31, 2010, have decreased by $442 million, or 67%, since their peak quarter-end balance of $655 million at June 30, 2007.  In addition, land and development loans, which totaled $305 million at March 31, 2010, have decreased by $197 million, or 39%, compared to their peak quarter-end balances of $502 million at March 31, 2008.  Given the current housing and economic environment, we anticipate that construction and land loan balances will continue to decline for the foreseeable future, although the pace of decline will be more modest as originations of new construction loans likely will increase somewhat as inventories of completed homes have been reduced and the build out of existing development projects will cautiously resume.

Securities decreased marginally, to $309 million at March 31, 2010 from $318 million at December 31, 2009, as repayments and sales exceeded a single $5 million purchase and net fair value adjustments.  During the quarter ended March 31, 2010, net fair value adjustments for trading and available-for-sale securities increased their carrying values by $1 million, which was net of a $1 million other-than-temporary impairment charge on a single-issuer trust preferred security.  Effective January 1, 2007, we elected to reclassify many of our securities to fair value and, although we have not historically engaged in trading activities, these securities are reported as trading securities for financial reporting purposes.  At March 31, 2010, the fair value of our trading securities was $24 million less than their amortized cost.  The reduction reflected in the fair value of these securities compared to their amortized cost primarily was due to a net decrease of $21 million in the value of single-issuer trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies as well as a decrease of $7 million in the value of Fannie Mae and Freddie Mac common and preferred equity securities, offset by a $4 million gain in all other trading securities.  (See Note 12, Fair Value Accounting and Measurement, in the Selected Notes to the Consolidated Financial Statements.)  Periodically, we also acquire securities which are designated as available-for-sale or held-to-maturity.  At March 31, 2010, we recorded a increase of $849,000 ($543,000 net of tax) in net fair value adjustments related to available-for-sale securities, which was included as a component of other comprehensive income.  Generally, securities designated as held-to-maturity are reported at their amortized cost for financial reporting purposes.

Real estate owned acquired through foreclosures increased $17 million, to $95 million at March 31, 2010, from $78 million at December 31, 2009.  The total balance of real estate owned included $71 million in land or land development projects, $8 million in commercial real estate and $16 million in single-family homes at March 31, 2010.  During the quarter ended March 31, 2010, we transferred $28 million of loans into real estate owned, capitalized additional investments of $752,000 in acquired properties, disposed of approximately $11 million of properties and recognized $1.1 million in charges against earnings for valuation adjustments related to currently owned properties.  (See “Asset Quality” discussion below.)

Deposits decreased $16 million, to $3.850 billion at March 31, 2010 from $3.866 billion at December 31, 2009.  Non-interest-bearing deposits decreased by $33 million, or 6%, to $549 million from $582 million, and interest-bearing deposits increased by $17 million, to $3.300 billion at March 31, 2010 from $3.283 billion at December 31, 2009.  In response to the now higher costs of collateralizing public fund deposits and to reduce the shared risk exposure under Washington and Oregon State regulations, we encouraged the runoff of an additional $3 million in public funds during the first quarter of 2010.  We anticipate further declines in public fund deposits as we continue to adjust to these new regulations.  We also elected to reduce brokered deposits by $14 million during the quarter ended March 31, 2010, as funding from retail deposit growth was more than adequate to meet loan demand.  The decrease in public funds and brokered deposits was offset by modest growth in retail deposits during the quarter.

FHLB advances decreased $128 million, to $62 million at March 31, 2010 from $190 million at December 31, 2009, while other borrowings remained relatively unchanged at $177 million at each of the last two quarter ends.  The decrease in FHLB advances reflects the repayment of temporary increases in overnight borrowings that were outstanding at December 31, 2009 as a part of our short-term cash management activities.  Other borrowings at March 31, 2010 include $127 million of retail repurchase agreements that are primarily related to customer cash management accounts.  Retail repurchase agreements increased by $3 million during the quarter ended March 31, 2010.  Other borrowings also include $50 million of senior notes guaranteed by the FDIC under the TLGP, which is unchanged from the amount reported at December 31, 2009.

Junior subordinated debentures increased by $453,000 since December 31, 2009, reflecting only modest fair value adjustments resulting from a minor increase in the level of three month LIBOR, as changes in credit market conditions during the quarter had an insignificant impact on the valuation of this type of security.  Changes in the fair value of the junior subordinated debentures, while not significant in the first quarter of 2010, represent non-cash valuation adjustments that have no effect on our liquidity or ability to fund our operations.  (See Note 12, Fair Value of Financial Instruments.)

During the quarter ended March 31, 2010, we issued 1,561,559 additional shares of common stock for $4 million at an average net per share price of $2.77 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  This stock issuance activity was partially offset by the changes in retained earnings as a result of losses from operations and the accrual of preferred stock dividends, resulting in a net $2 million increase in stockholders’ equity.  During the quarter ended March 31, 2010, we did not issue or repurchase any shares of Banner Corporation common stock in connection with the exercise of vested stock options and grants.

Comparison of Results of Operations for the Quarters Ended March 31, 2010 and 2009

Reflecting the economic recession, ongoing strains in the financial and housing markets, and further deterioration of property values for the quarter ended March 31, 2010, we had a net loss of $1.5 million which, after providing for the preferred stock dividend of $1.6 million and related discount accretion of $398,000, resulted in a net loss to common shareholders of $3.5 million, or ($0.16) per diluted share.  This loss compares to a net loss to common shareholders of $11.2 million, or ($0.65) per diluted share, for the quarter ended March 31, 2009.

The net loss for the current quarter continues to reflect an elevated level of loan loss provisioning compared to our historical experience.  However, our net interest margin did improve compared to the same quarter in the prior year, as well as the immediately preceding quarter, in response to declining deposit costs over the last twelve months.  As more fully explained below, our provision for loan losses was $14.0 million for the quarter ended March 31, 2010, compared to $22.0 million for the same quarter in the prior year.  While decreased compared to the prior quarter and the first quarter of 2009, our provision for losses in the current quarter continues to reflect high levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.

Our operating results for the quarter ended March 31, 2010 also reflected an increase in other operating income that included a $1.9 million (1.2 million after tax) net gain as a result of changes in the valuation of financial instruments carried at fair value which was significantly offset by a $1.2 million ($788,000 after tax) other-than-temporary impairment loss.  In the quarter ended March 31, 2009, our fair value adjustments resulted in a net loss of  $3.3 million ($2.1 million after tax) and we did not have any impairment losses.  Excluding these fair value adjustments and the other-than-temporary impairment loss, other operating income decreased to $7.0 million for the quarter compared to $7.9 million for the same quarter in 2009, primarily as a result of decreased gain on the sale of loans from mortgage banking operations.  Other operating expenses increased $1.6 million to $35.4 million for the quarter ended March 31, 2010 from $33.8 million a year earlier, which is primarily reflective of increased costs related to real estate owned and deposit insurance and was partially offset by decreased compensation and occupancy costs.

Compared to levels a year ago, total assets increased 2% to $4.582 billion at March 31, 2010, net loans decreased 6% to $3.593 billion, and deposits increased 6% to $3.850 billion, while borrowings, including customer sweep accounts (retail repurchase agreements) and junior subordinated debentures, decreased $120 million, or 29%, to $287 million.  The average balance of interest-earning assets was $4.290 billion for the quarter ended March 31, 2010, a decrease of $57 million, or 1%, compared to $4.346 billion one year earlier.

Net Interest Income.  Net interest income before provision for loan losses increased by $3.2 million, or 9%, to $38.2 million for the quarter ended March 31, 2010, compared to $35.0 million for the same quarter one year earlier, as a result of the increase in the net interest margin and despite a modest decrease in average interest-earning assets.  The net interest margin of 3.61% for the quarter ended March 31, 2010 was 35 basis points higher than the same quarter in the prior year, largely as a result of the effect of a much lower cost of deposits.  The positive impact to our net interest margin from lower funding costs was partially offset by the adverse effect of continued high levels of nonaccrual loans and other non-performing assets.  Nonaccruing loans reduced the margin by 34 basis points in the quarter ended March 31, 2010 compared to a 38 basis point reduction for the first quarter in the prior year.  In addition, the mix of earning assets changed to include fewer loans and more securities and interest-bearing deposits over the past twelve months, as our on-balance-sheet liquidity has increased.  This change in the mix in the current very low interest rate environment had an adverse effect on earning asset yields; however, this was more than offset by the significantly lower deposit costs.  Reflecting a large increase in low rate interest-bearing deposits at the Federal Reserve, as well as further reduction in the yield on other securities caused by repayments and calls and a modest decrease in loan yields, the yield on earning assets for the quarter ended March 31, 2010 decreased by 34 basis points compared to the same quarter in prior year.  Importantly, however, funding costs for the same period decreased by 77 basis points compared to a year earlier and more than offset this lower asset yield.  As a result, the net interest spread expanded to 3.56% for the quarter compared to 3.13% for the quarter ended March 31, 2009.

Interest Income.  Interest income for the quarter ended March 31, 2010 was $56.0 million, compared to $60.3 million for the same quarter in the prior year, a decrease of $4.4 million, or 7%.  The decrease in interest income occurred reflecting a 34 basis point decrease in the yield on earning assets coupled with a $57 million decrease in the average balance of those assets.  The yield on average interest-earning assets decreased to 5.29% for the quarter ended March 31, 2010, compared to 5.63% for the same quarter one year earlier.  The decrease in the yield on earning assets primarily reflects the large amount of funds we have on deposit with the Federal Reserve Bank of San Francisco at very low interest rates, as we have chosen to increase our on-balance-sheet liquidity.  Average loans receivable for the quarter ended March 31, 2010 decreased $217 million, or 5%, to $3.726 billion, compared to $3.943 billion for the same quarter in the prior year.  Interest income on loans decreased by $3.6 million, or 6%, to $52.8 million for the current quarter from $56.3 million for the quarter ended March 31, 2009, reflecting the impact of a six basis point decrease in the average yield on loans, along with the $217 million decrease in average loan balances.  The decrease in average loan yields reflects the continuing very low level of market interest rates during the past year and the maturity or repayment of higher yielding loans.  The average yield on loans was 5.74% for the quarter ended March 31, 2010, compared to 5.80% for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, investment securities, and daily interest-bearing deposits increased by $160 million (excluding the effect of fair value adjustments) for the quarter ended March 31, 2010, while the interest and dividend income from those investments decreased by $773,000 compared to the same quarter in the prior year.  The effect of the increased average balance was more than offset as the average yield on the securities portfolio and cash equivalents decreasing 169 basis points to 2.31% for the quarter ended March 31, 2010, from 4.00% for the same quarter one year earlier.  As mentioned above, this decrease in the yield on the securities portfolio is a reflection of the current lower rate environment and a significant increase in daily interest-bearing deposits.

Interest Expense.  Interest expense for the quarter ended March 31, 2010 was $17.8 million, compared to $25.4 million for the prior quarter one year earlier, a decrease of $7.6 million, or 30%.  The decrease in interest expense occurred as a result of a 77 basis point decrease in the average cost of all interest-bearing liabilities to 1.73% for the quarter ended March 31, 2010, from 2.50% for the same quarter one year earlier, somewhat offset by a $64 million increase in average interest-bearing liabilities.  The small increase in interest-bearing balances reflects net deposit growth during the year partially offset by an aggregate decrease in outstanding FHLB advances.  The effect of lower average market rates for the quarter on the cost of these funds was partially mitigated by deposit pricing characteristics noted below.

Deposit interest expense decreased $7.3 million, or 32%, to $15.8 million for the quarter ended March 31, 2010 compared to $23.1 million for the same quarter in the prior year as a result of an 85 basis point decrease in the cost of interest-bearing deposits and despite a modest increase in the average balance of deposits.  Average deposit balances increased $108 million, to $3.801 billion for the quarter ended March 31, 2010, from $3.693 billion for the quarter ended March 31, 2009, while the average rate paid on deposit balances decreased to 1.69% in the current quarter from 2.54% for the quarter ended March 31, 2009.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our aggregate cost of deposits.  This lower degree of volatility and lag effect for deposit pricing have been evident in the decrease in deposit costs as the Federal Reserve pursued policies first to aggressively lower short-term interest rates by 500 basis points from September 18, 2007 to December 31, 2008 and more recently to maintain the very low level of interest rates.  Furthermore, competitive pricing pressure for interest-bearing deposits was quite intense for certain periods twelve to eighteen months ago, as many financial institutions experienced increased liquidity concerns in the deteriorating economic conditions.  However, as market rates have remained low for an extended period and competitors’ liquidity strains have been generally mitigated, we have experienced significantly declining deposit costs during 2009 and continuing into the first quarter of 2010.  While we do not anticipate further reductions in market interest rates, we do expect additional declines in deposit costs over the near term as account maturities will present further repricing opportunities and competitive pricing has become more rational in response to modest loan demand in the current economic environment.  Further, continued changes in our deposit mix, reflecting growth in lower cost transaction and savings accounts as our branch network has continued to mature, have also meaningfully contributed to the decrease in our funding costs.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $69 million for the quarter ended March 31, 2010, compared to $134 million for the same quarter one year earlier.  The average rate paid on FHLB advances for the quarter ended March 31, 2010 decreased slightly by five basis points to 2.13%, compared to the same quarter in the prior year, and augmented the effect of the $65 million decrease in average FHLB borrowings, resulting in a $359,000 decrease in the related interest expense.  The lower average rate for FHLB advances primarily reflects the maturity of certain fixed-rate advances.  Other borrowings consist of retail repurchase agreements with customers, secured by certain investment securities, the senior bank notes issued under the TLGP, as well as overnight federal funds borrowings from the Federal Reserve Bank of San Francisco and correspondent banks.  The average balance for other borrowings, consisting of $131 million in customer retail repurchase agreements and $50 million of senior bank notes, was $181 million for the quarter ended March 31, 2010, an increase of $22 million over the same quarter in the prior year.  The related interest expense for other borrowings increased by $407,000, to $634,000 for the quarter ended March 31, 2010, from $227,000 for the same quarter one year earlier, as an 84 basis point increase in the average rate paid was augmented by an increase in the average balance outstanding for the quarter.  The average rate paid on other borrowings was 1.42% for the quarter ended March 31, 2010, compared to 0.58% for the same quarter one year earlier, largely reflecting the higher cost of the senior bank notes, which were only outstanding for one day in the quarter ended March 31, 2009.  Repurchase agreements and federal funds borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits, which generally lag current market rates.  The senior bank notes which were issued on March 31, 2009, have a fixed rate of 2.625% and fixed maturity with a 24 month remaining term to maturity at March 31, 2012.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 3.37% for the quarter ended March 31, 2010.  Junior subordinated debentures outstanding in the same quarter in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) but with a higher average rate of 4.37%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.  The lower average cost of the junior subordinated debentures in the current quarter reflects the impact of lower short-term market interest rates.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

	Quarters Ended
Average Balances	March 31
(in thousands)	2010	2009

Investment securities and cash equivalents	$428,842	$221,035
Mortgage-backed obligations	97,349	145,108
FHLB stock	37,371	37,371
Total average interest-earning securities and cash equivalents	563,562	403,514
Loans receivable	3,726,243	3,942,917
Total average interest-earning assets	4,289,805	4,346,431

Non-interest-earning assets (including fair value adjustments on interest-earning assets)	258,060	193,188
Total average assets	$4,547,865	$4,539,619

Deposits	$3,800,888	$3,693,345
Advances from FHLB	68,603	134,022
Other borrowings	180,873	159,189
Junior subordinated debentures	123,716	123,716
Total average interest-bearing liabilities	4,174,080	4,110,272

Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(36,459)	(7,922)
Total average liabilities	4,137,621	4,102,350

Equity	410,244	437,269
Total average liabilities and equity	$4,547,865	$4,539,619

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	1.97%	4.01%
Mortgage-backed obligations	4.69%	5.03%
FHLB stock	0.00%	0.00%
Total interest rate yield on securities and cash equivalents	2.31%	4.00%
Loans receivable	5.74%	5.80%
Total interest rate yield on interest-earning assets	5.29%	5.63%

Interest Rate Expense:
Deposits	1.69%	2.54%
Advances from FHLB	2.13%	2.18%
Other borrowings	1.42%	0.58%
Junior subordinated debentures	3.37%	4.37%
Total interest rate expense on interest-bearing liabilities	1.73%	2.50%

Interest spread	3.56%	3.13%

Net interest margin on interest earning assets	3.61%	3.26%

Additional Key Financial Ratios (ratios are annualized)
Return (loss) on average assets	(0.14)%	(0.83)%
Return (loss) on average equity	(1.50)%	(8.59)%
Average equity / average assets	9.02%	9.63%
Average interest-earning assets / interest-bearing liabilities	102.77%	105.75%
Non-interest (other operating) income/average assets	0.69%	0.42%
Non-interest (other operating) expenses / average assets	3.16%	3.02%
Efficiency ratio [non-interest (other operating) expenses / revenues]	77.20%	85.32%
Tangible common stockholders’ equity to tangible assets (1)	6.09%	6.56%

(1)	Tangible common equity and tangible assets exclude preferred stock, goodwill, core deposit and other intangibles.

Provision and Allowance for Loan Losses.  During the quarter ended March 31, 2010, the provision for loan losses was $14.0 million, compared to $22.0 million for the quarter ended March 31, 2009.  As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  Throughout 2009 and continuing into the current quarter, the provision for loan losses has been the most important factor contributing to our disappointing operating results.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.  We believe that the allowance for loan losses as of March 31, 2010 was adequate to absorb the probable losses inherent in the loan portfolio at that date and that the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable.

While the provision for loan losses in the quarter ended March 31, 2010 declined compared to the immediately preceding quarter and the same quarter one year ago, it still remains significantly elevated in relation to previous historical loss rates.  Nonetheless, it is meaningful to note that in the second half of the prior year and continuing into the current quarter the pace of net charge-offs and problem loan identification moderated in each successive quarter.  The provision for loan losses for the quarter ended March 31, 2010 continued to primarily reflect material levels of delinquent and non-performing construction, land and land development loans for one- to four-family properties and additional declines in property values.  It also reflects our concerns that the significant number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns heightened during the second half of 2008 and remained elevated through 2009 and into the current year as evidence of price declines for certain housing and related lot and land markets has become more apparent.  This has been particularly the case in certain areas of the Puget Sound and Portland regions where a significant portion of our construction and development loans are located, although more recently prices in certain sub-markets have shown signs of stabilizing.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor.  We recorded net charge-offs of $14 million for the quarter ended March 31, 2010, compared to $17 million for the preceding quarter and $22 million for the same quarter in the prior year.  Non-performing loans decreased by $28 million over the last twelve months to $196 million at March 31, 2010, compared to $224 million at March 31, 2009.  A comparison of the allowance for loan losses at March 31, 2010 and 2009 reflects an increase of $16 million, or 20%, to $96 million at March 31, 2010, from $80 million at March 31, 2009.  Similarly, the allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 2.60% at March 31, 2010, compared to 2.04% at March 31, 2009.  Likewise the allowance as a percentage of non-performing loans increased to 49% at March 31, 2010, compared to 36% a year earlier.

As of March 31, 2010, we had identified $242 million of impaired loans, including $45 million of restructured loans which are currently performing according to their restructured payment terms.  Of those impaired loans, $98 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs, which in some cases is net of substantial write-offs.  The remaining $144 million have related allowances for credit losses totaling $21 million.  Impaired loans that have been individually evaluated for specific reserves totaled $77 million and accounted for $16 million of the allowances for impaired loans at March 31, 2010.  Also, at March 31, 2010, impaired loans with related allowances for credit losses that are collectively evaluated as homogeneous pools totaled $67 million and accounted for $5 million of the total allowance related to impaired loans.

We believe that the allowance for loan losses as of March 31, 2010 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, was $7.7 million for the quarter ended March 31, 2010, compared to $4.6 million for the same quarter in the prior year.  Excluding the fair value adjustments, other operating income from core operations decreased by $854,000, or 11%, to $7.0 million for the quarter ended March 31, 2010 compared to $7.9 million for the same quarter prior year, primarily as a result of decreased mortgage banking activity.  The pace of mortgage banking activity began moderating in the final quarter of 2009; however, for much of the prior year it was strong and, as a result, gain on sale of loans decreased by $1.8 million to $948,000 for the quarter ended March 31, 2010, compared to $2.7 million for the same quarter in the prior year.  Loan sales for the quarter ended March 31, 2010 totaled $67 million, compared to $149 million for the quarter ended March 31, 2009.  By contrast, reflecting slower amortization due to early loan payoffs as well as an increase in the balance of loans serviced for others, servicing fees increased by $583,000 compared to the same quarter a year earlier.  The weak pace of economic activity adversely affected our payment processing revenues in both years as activity levels for deposit customers, cardholders and merchants remained subdued.  Despite the restrained level of customer transaction volumes, income from deposit fees and other service charges increased modestly by $233,000, or approximately 5%, to $5.2 million for the quarter ended March 31, 2010, compared to $4.9 million for the same quarter in the prior year, aided in part by growth in our account base.  For the quarter ended March 31, 2010, we recorded an aggregate net gain of $677,000 in fair value adjustments, which was comprised of $1.9 million in net fair value gains which were significantly offset by a $1.2 million other-than-temporary impairment charge for a single-issuer trust preferred security that we wrote off.  By comparison, we recorded a net loss of $3.3 million in fair value adjustments for the quarter ended March 31, 2009.   The fair value adjustments in the current quarter were modest and primarily reflect changes in the value of certain investment securities, including the other-than-temporary impairment charge.  The fair value adjustments in the quarter ended March 31, 2009 were larger and included significant reductions in the values of trust preferred securities which we own, including collateralized debt obligations secured by pools of trust preferred securities, which were partially offset by reductions in the values of junior subordinated debentures we have issued.  As discussed more thoroughly in Note 12 of the Selected

Notes to the Consolidated Financial Statements, the valuation of these financial instruments has become very difficult and more subjective in recent periods as current and reliable observable transaction data does not exist.

Other Operating Expenses.  Other operating expenses for the quarter ended March 31, 2010 increased $1.6 million or 5% to $35.4 million compared to $33.8 million for the quarter ended March 31, 2009.  Expenses for the first quarter of 2010 reflected significantly higher costs associated with problem loan collection activities including charges related to real estate owned, and increased deposit insurance expense, generally offset by reductions in compensation and occupancy costs.  As a result, other operating expenses as a percentage of average assets was 3.16% for the quarter ended March 31, 2010, compared to 3.02% for the same quarter one year earlier.  Expenses related to real estate owned, including losses on sales and valuation adjustments as well as taxes and maintenance, increased $2.4 million, or 391% to $3.1 million for the quarter ended March 31, 2010, compared to $623,000 for the same quarter in the prior year.  Likewise, the cost of FDIC insurance increased $635,000, or 42% to $2.1 million for the quarter ended March 31, 2010 compared to $1.5 million for the quarter ended March 31, 2009, reflecting increased assessment rates and incremental charges for certain deposits in excess of $250,000.  Advertising and marketing expenditures increased by $118,000, or 6% to $2.0 million for the quarter ended March 31, 2010, compared to $1.8 million in the same quarter in the prior year, primarily as a result of a number of targeted deposit acquisition campaigns and costs associated with our Great Northwest Home Rush and Peace of Mind programs.  In contrast, salary and employee benefits decreased $1.0 million, or 6% to $16.6 million for the quarter ended March 31, 2010 from $17.6 million for the quarter ended March 31, 2009, reflecting reduced staffing levels as well as reductions in the level of employer paid retirement contributions.  Likewise, occupancy costs decreased $450,000, or 7% to $5.6 million for the quarter ended March 31, 2010 compared to $6.1 million in the same quarter one year ago as we continued to achieve additional operating efficiencies in this important area.  Miscellaneous expense for the quarter ended March 31, 2010 decreased by $515,000 compared to the same quarter a year earlier when we recoded a charge of $655,000 for a shared risk assessment from the Washington Public Deposit Protection Commission related to the failure of a Washington State chartered commercial bank.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  Our effective tax rates for the quarters ended March 31, 2010 and 2009 were 57.2% and 42.8%, respectively, in each case reflecting a tax benefit rather than a tax expense.  In both years the effective tax rate reflects the recording of tax credits related to certain Community Reinvestment Act (CRA) investments combined with the tax benefits of tax exempt income from municipal securities and bank-owned life insurance policies.  The impact of those tax credits and tax exempt income, combined with a taxable loss in the current year, results in an effective tax rate that is somewhat higher than the expected statutory rate.

Asset Quality

Over the past two and a half years as housing markets have continued to weaken in many of our primary service areas, we have experienced significantly increasing delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  Beginning in the third quarter of 2008 and continuing into the early months of 2009, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which is reflected in our increased non-performing asset totals.  Further, property values generally declined during this period, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio are showing some signs of stress and increasing levels of non-performing loans as the effects of the recessionary economy are becoming more evident.  As a result, for the quarters ended March 31, 2010 and 2009, our provision for loan losses was significantly higher than historical levels and our normal expectations.  This higher level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues and increased loan collection costs.  Although our future results will depend on the course of recovery from the economic recession, we are actively engaged with our borrowers in resolving problem loans.  While property values have continued to decline in most markets, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results.

Non-Performing Assets:  Non-performing assets decreased slightly to $294 million, or 6.42% of total assets, at March 31, 2010, from $296 million, or 6.27% of total assets at December 31, 2009.  Slow sales and excess inventory in most housing markets have been the primary cause of the increase in delinquencies and foreclosures of residential construction and land development loans, which, including related real estate owned, represented approximately 64% of our non-performing assets at March 31, 2010.  As a result of this softness in the housing market, property values, particularly values for residential land and building lots, declined throughout 2009 and in certain sub-markets continuing in the first quarter of 2010.  Reflecting these value declines, we further increased our allowance for loan losses even though total loans outstanding declined.  While less significant, other non-housing-related segments of the loan portfolio also experienced increased non-performing loans as a result of deteriorating economic conditions and we increased the allocated allowance for those portions of our portfolio as well.  At March 31, 2010, our allowance for loan losses was $95.7 million, or 2.60% of total loans and 49% of non-performing loans, compared to $95.3 million, or 2.51% of total loans and 45% of non-performing loans at December 31, 2009.  We continue to believe our level of non-performing loans and assets, which remained relatively unchanged over the current quarter, is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land loan portfolios and other non-performing assets in an orderly fashion.  However, our operating results will continue to be adversely impacted until we are able to significantly reduce the level of our non-performing assets.

While non-performing assets are geographically disbursed, they are concentrated largely in land and land development loans.  The primary components of the $294 million in non-performing assets are $196 million in nonaccrual loans, including $138 million of construction and land development loans, and $95 million in real estate owned (REO) and other repossessed assets.  While we had a modest decrease in our non-accrual loans in the most recent quarter, it was substantially offset by a corresponding increase in REO as we continued to work through these problem credits.  The geographic distribution of non-performing construction, land and land development loans and related real estate owned included approximately $94 million, or 43%, in the Puget Sound region, $80 million, or 36%, in the greater Portland market area, $23 million, or 10%, in the greater Boise market area, with the remaining $24 million, or 11%, distributed in various eastern Washington, eastern Oregon and northern Idaho markets.

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

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	March 31 2010	December 31 2009	March 31 2009

Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$6,801	$7,300	$15,180
Multifamily	373	383	968
Construction and land	138,245	159,264	175,794
One- to four-family	19,777	14,614	21,900
Commercial business	19,353	21,640	7,500
Agricultural business, including secured by farmland	8,013	6,277	2,176
Consumer	3,387	3,923	275
	195,949	213,401	223,793
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	--	--
One- to four-family	--	358	161
Commercial business	--	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	61	91	143
	61	449	304
Total non-performing loans	196,010	213,850	224,097
Securities on nonaccrual at fair value	3,000	4,232	160
Real estate owned and other repossessed assets held for sale, net	95,167	77,802	39,109

Total non-performing assets	$294,177	$295,884	$263,366

Total non-performing loans to net loans before allowance for loan losses	5.31%	5.64%	5.72%
Total non-performing loans to total assets	4.28%	4.53%	4.97%

Total non-performing assets to total assets	6.42%	6.27%	5.84%

Restructured loans (2)	$45,471	$43,683	$27,550

Loans 30-89 days past due and on accrual	$51,328	$34,156	$111,683

(1)  For the quarter ended March 31, 2010, $3.6 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at March 31, 2010 (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Non-performing loans:
Secured by real estate:
Commercial	$6,106	$12	$339	$344	$6,801
Multifamily	373	--	--	--	373
Construction and land
One- to four-family construction	13,529	12,989	5,723	--	32,241
Multifamily construction	11,283	--	--	--	11,283
Commercial construction	1,552	--	--	--	1,552
Residential land acquisition & development	29,992	22,063	1,071	--	53,126
Residential land improved lots	6,317	8,145	588	--	15,050
Residential land unimproved	10,127	348	321	--	10,796
Commercial land acquisition & development	--	--	--	--	--
Commercial land improved	--	10,065	--	--	10,065
Commercial land unimproved	4,132	--	--	--	4,132
Total construction and land	76,932	53,610	7,703	--	138,245

One- to four-family	9,663	9,834	280	--	19,777
Commercial business	13,393	361	1,015	4,584	19,353
Agricultural business, including secured by farmland	1,775	121	6,117	--	8,013
Consumer	2,828	96	--	524	3,448
Total non-performing loans	111,070	64,034	15,454	5,452	196,010

Securities on nonaccrual	3,000	--	--	--	3,000

Real estate owned (REO) and repossessed assets	45,930	30,566	18,671	--	95,167

Total non-performing assets	$160,000	$94,600	$34,125	$5,452	$294,177

Percent of non-performing assets	54.4%	32.2%	11.6%	1.8%	100.0%

In addition to the non-performing loans as of March 31, 2010, we had other classified loans with an aggregate outstanding balance of $196 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

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

The most significant of our non-performing loan exposures at March 31, 2010 are included in the following table (dollars in thousands):

Amount	Percent of total non-performing loans	Collateral securing the indebtedness	Geographic location

$16,458	8.4%	86 residential lots Four completed homes	Greater Seattle-Puget Sound

11,283	5.8	163-unit multi-family complex under construction	Greater Seattle-Puget Sound

10,065	5.1	13 acres with three developed commercial lots	Central Oregon

8,876	4.5	105 residential lots	Greater Seattle-Puget Sound

7,123	3.6	68 completed townhouse lots	Greater Portland, OR area

6,069	3.1	Five parcels of land with plat approval for 51 residential lots	Greater Seattle-Puget Sound

5,682	2.9	37 residential lots Two completed homes	Greater Portland, OR area

4,728	2.4	89 residential lots Four completed new home	Central Oregon

4,585	2.3	Accounts receivable, inventory and equipment	Helena, MT

4,248	2.2	Dairy cows and farm equipment	Greater Boise area

4,076	2.1	Seven acres commercial land	Greater Seattle-Puget Sound

3,450	1.8	Three residential lots Two completed homes	Greater Spokane, WA

3,392	1.7	13 residential lots Three completed homes 3.7 acres of land	Greater Portland, OR area

3,329	1.7	Four residential lots Five completed homes	Greater Portland, OR area

3,239	1.7	13 completed condominium units 30 completed condominium sites	Greater Portland, OR area

3,200	1.6	Promissory note secured by a 250-unit multi-family complex	Houston, TX

96,207	49.1	Various collateral; relationships under $3 million	Various (mostly in WA, OR, ID)

$196,010	100.0%	Total non-performing loans

At March 31, 2010, we had $95.2 million of real estate owned and other repossessed assets, the most significant component of which is an unfinished subdivision in the greater Seattle metropolitan area with 167 platted lots and a book value of $14.8 million.  The second largest holding is a 165-lot townhouse development in the greater Portland area with a book value of $9.0 million.  The third largest holding is a mixed-use three-story office/retail commercial property in the greater Seattle area with a book value of $6.8 million.  The fourth largest holding is an unfinished residential subdivision with 35 lots and a book value of $3.5 million in the Greater Portland area.  The table below summarizes our REO by geographic location and property type as of March 31, 2010 (dollars in thousands):

Amount	Percent of total REO	Geographic Location	REO Description

$39,149	41.2%	Greater Seattle-Puget Sound
19 completed homes
Six homes under construction
One mixed-use three-story retail/commercial property
58 residential lots
One land development project: 167 SFD lots
22 acres of land
One agricultural property with a SFD
Three parcels of land for residential development

33,113	34.8%	Greater Portland, OR area	17 completed homes 267 residential lots 177 townhouse lots One developed parcel of commercial land One underdeveloped parcel of commercial land

18,671	19.6%	Greater Boise, ID
Six completed four-plexes
16 completed homes
156 residential lots
Five land development projects
16 commercial lots
Two acres improved residential land
Two parcels unimproved residential land
32 townhouse lots

3,174	3.3%	Other Washington locations	One completed home One home under construction 27 residential lots Two mini-storage sites Five acres of land

1,060	1.1%	Greater Spokane, WA area	Three completed homes Land for 81 residential lots

$95,167	100.0%	Total real estate owned, held for sale

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

Our primary investing activity is the origination of loans, however, during the quarter ended March 31, 2010 repayments exceeded loan originations, by $73 million.  In addition, during the quarter ended March 31, 2010 we sold $67 million of loans while repayments and sales of securities exceeded purchases by $10 million.  Net deposits decreased $16 million for the quarter ended March 31, 2010, including a further decrease of $3 million in public funds in response to changes in the collateralization requirements under the Washington and Oregon State public deposit protection regulations.  In addition to reducing our collateral requirements, allowing those deposits to run off also reduced our exposure to future shared-risk assessments under those regulations.  Deposit activity for the quarter ended March 31, 2010 also included a net decrease of $14 million of brokered deposits.  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  FHLB advances (excluding fair value adjustments) decreased $128 million for the quarter ended March 31, 2010.  Other borrowings, including $50 million of senior bank notes issued under the FDIC Temporary Liquidity Guarantee Program (TLGP), were nearly unchanged for the quarter ended March 31, 2010.  As a result of all of this activity, although our overall liquidity remained strong, our net cash position declined by $45 million during the quarter ended March 31, 2010.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the quarter ended March 31, 2010, we used our sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals and to reduce FHLB advances.  At March 31, 2010, we had outstanding loan commitments totaling $752 million, including undisbursed loans in process and unused credit lines totaling $723 million.  This level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.  We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRBSF borrowings.  We maintain credit facilities with the FHLB of Seattle, which at March 31, 2010 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $1.007 billion, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $43 million.  Advances under these credit facilities totaled $61 million, or 1% of our assets at March 31, 2010.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank of San Francisco’s Borrower-In-Custody (BIC) program.  Under this program we can borrow up to 65% of eligible loans not already pledged for other borrowings, which we currently estimate would provide additional borrowing capacity of $405 million.  We utilize this facility on a limited basis, however, we had no funds borrowed from the Federal Reserve Bank at March 31, 2009 or 2010.

At March 31, 2010, certificates of deposit amounted to $1.896 billion, or 49% of our total deposits, including $1.598 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At March 31, 2010, Banner Corporation and the Banks each exceeded all current regulatory capital requirements.  (See Item 1, “Business–Regulation,” and Note 20 of the Notes to the Consolidated Financial Statements included in Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding regulatory capital requirements for Banner and the Banks for the year ended December 31, 2009.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of March 31, 2010, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as “well-capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2010:
Banner Corporation—consolidated
Total capital to risk-weighted assets	$491,175	12.93%	$303,984	8.00%
Tier 1 capital to risk-weighted assets	443,082	11.66	151,992	4.00
Tier 1 leverage capital to average assets	443,082	9.76	181,592	4.00

Banner Bank
Total capital to risk-weighted assets	467,903	12.93	289,467	8.00	$361,834	10.00%
Tier 1 capital to risk-weighted assets	422,075	11.66	144,734	4.00	217,100	6.00
Tier 1 leverage capital to average assets	422,075	9.71	173,873	4.00	217,341	5.00

Islanders Bank
Total capital to risk-weighted assets	27,382	13.43	16,313	8.00	20,391	10.00
Tier 1 capital to risk-weighted assets	25,346	12.43	8,156	4.00	12,235	6.00
Tier 1 leverage capital to average assets	25,346	11.75	8,626	4.00	10,783	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, many of the floating-rate loans with interest rate floors are in portions of the portfolio currently experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  As of March 31, 2010, our loans with interest rate floors totaled approximately $1.7 billion and had a weighted average floor rate of 5.77%.  An additional consideration is the lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products as market interest rates change.  These deposit pricing characteristics are particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the narrowing of our net interest margin following the Federal Reserve’s actions to lower market interest rates beginning in late 2007 and accelerating in 2008, as asset yields declined while the reduction in deposit costs lagged.  Further, deposit costs have not declined as much as other short-term market interest rates as credit concerns and liquidity issues for certain large financial institutions, particularly in the summer and fall of 2008, created heightened competitive pricing pressures.  Fortunately, these competitive pressures have decreased over recent quarters and deposit costs have declined sharply over the same period leading to an improving net interest margin.  As previously noted, our net interest margin has been adversely affected by an increase in loan delinquencies as well as changes in the portfolio mix as construction and development lending has slowed.  However, changes in the deposit mix resulting in proportionality more non-interest bearing and transaction and saving accounts have also contributed to recent improvement in our interest margin.

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

The table of Interest Rate Risk Indicators sets forth, as of March 31, 2010, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value
	(dollars in thousands)

+400	$6,450	3.9%	$(183,620)	(34.3)%
+300	6,730	4.1	(154,338)	(28.8)
+200	6,634	4.1	(113,176)	(21.1)
+100	4,165	2.5	(60,259)	(11.2)
0	0	0	0	0
-25	(509)	(0.3)	10,219	1.9
-50	(632)	(0.4)	19,207	3.6

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

The table of Interest Sensitivity Gap presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2010.  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2010, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $158.6 million, representing a one-year cumulative gap to total assets ratio of (3.46%).

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2010 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

Interest Sensitivity Gap as of March 31, 2010	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)			(dollars in thousands)
Construction loans	$345,284	$33,617	$28,378	$6,274	$428	$789	$414,770
Fixed-rate mortgage loans	112,178	54,512	221,944	174,068	180,591	193,178	936,471
Adjustable-rate mortgage loans	488,642	132,507	394,766	259,654	19,178	--	1,294,747
Fixed-rate mortgage-backed securities	15,404	12,915	32,260	11,840	5,714	1,348	79,481
Adjustable-rate mortgage-backed securities	5,376	4,084	3,902	615	--	--	13,977
Fixed-rate commercial/agricultural loans	63,237	33,358	74,289	28,195	6,955	762	206,796
Adjustable-rate commercial/agricultural loans	514,666	12,188	43,044	12,546	--	--	582,444
Consumer and other loans	170,196	8,205	37,779	25,042	19,137	3,111	263,470
Investment securities and interest-earning deposits	370,001	12,838	37,457	15,746	33,275	63,304	532,621

Total rate sensitive assets	2,084,984	304,224	873,819	533,980	265,278	262,492	4,324,777

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	158,773	138,656	323,531	323,531	--	--	944,491
Money market deposit accounts	229,906	137,943	91,962	--	--	--	459,811
Certificates of deposit	1,086,930	519,384	251,779	34,802	3,241	50	1,896,186
FHLB advances	15,227	35,800	10,000	--	--	--	61,027
Other borrowings	290	--	50,000	--	--	--	50,290
Junior subordinated debentures	97,942	--	25,774	--	--	--	123,716
Retail repurchase agreements	126,953	--	--	--	--	--	126,953

Total rate sensitive liabilities	1,716,021	831,783	753,046	358,333	3,241	50	3,662,474

Excess (deficiency) of interest-sensitive assets over
interest-sensitive liabilities	$368,963	$(527,559)	$120,773	$175,647	$262,037	$262,442	$662,303
Cumulative excess (deficiency) of interest-sensitive assets	$368,963	$(158,596)	$(37,823)	$137,824	$399,861	$662,303	$662,303

Cumulative ratio of interest-earning assets to interest-bearing liabilities	121.50%	93.78%	98.85%	103.77%	110.92%	118.08%	118.08%
Interest sensitivity gap to total assets	8.05%	(11.51)%	2.64%	3.83%	5.72%	5.73%	14.46%
Ratio of cumulative gap to total assets	8.05%	(3.46)%	(0.83)%	3.01%	8.73%	14.46%	14.46%

(footnotes on following page)

Footnotes for Table of Interest Sensitivity Gap

(1)  Adjustable-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due to mature, and fixed-rate assets are included in the period in which they are scheduled to be repaid based upon scheduled amortization, in each case adjusted to take into account estimated prepayments.  Mortgage loans and other loans are not reduced for allowances for loan losses and non-performing loans.  Mortgage loans, mortgage-backed securities, other loans and investment securities are not adjusted for deferred fees, unamortized acquisition premiums and discounts.

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(897.6) million, or (19.6%) of total assets at March 31, 2010.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Quarters Ended March 31, 2010 and 2009” of this report.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-26584) except as set forth below:

We are required to comply with the terms of memoranda of understanding issued by the FDIC and DFI and the Federal Reserve and lack of compliance could result in additional regulatory actions.

In March 2010, the FDIC and the DFI determined that Banner Bank required additional supervisory attention and reached an agreement on a Memorandum of Understanding, or Bank MOU, with Banner Bank. Under the terms of the Bank MOU, Banner Bank, without the prior written approval, or nonobjection, of the FDIC and/or the DFI, may not:

•	appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers; or
•	pay cash dividends to its holding company, Banner Corporation.

Other material provisions of the MOU require Banner Bank to:

•
maintain Tier 1 Capital of not less than 10.0% of the Bank’s adjusted total assets pursuant to Part 325 of the FDIC Rules and Regulations by July 21, 2010, and maintain capital ratios above well capitalized thresholds as defined under Section 325.103 of the FDIC Rules and Regulations;

•	utilize a comprehensive policy for determining the adequacy of the allowance for loan loss;
•	formulate and implement a written profit plan acceptable to the FDIC and the DFI;
•	eliminate from its books all assets classified Loss that have not been previously collected or charged-off;
•	by June 30, 2010, reduce all assets classified “Substandard” in the report of examination to not more than 80.0% of Tier 1 capital plus the allowance for loan losses;
•	develop a written plan for reducing adversely classified assets;
•	develop a written plan for reducing the aggregate amount of its commercial real estate concentration; and
•	revise, adopt and fully implement a written liquidity and funds management policy.

Following the effective date of the MOU, Banner Bank is required to provide the FDIC and DFI with progress reports regarding its compliance with the provisions of the MOU.

In addition, on March 29, 2010, the Federal Reserve Bank of San Francisco (FRB) determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (the FRB MOU).  Under the terms of the FRB MOU, the Company, without prior written approval, or non-objection, of the FRB, may not:

• appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers;
• receive dividends or any other form of payment or distribution representing a reduction in capital from Banner Bank;
• declare or pay any dividends, or make any other capital distributions;
• incur, renew, increase, or guarantee any debt;
• issue any trust preferred securities; or
• purchase or redeem any of its stock.

Following the effective date of the FRB MOU, the Company is required to provide the FRB with progress reports regarding its compliance with the provisions of the FRB MOU.

The Bank MOU and the FRB MOU will remain in effect until stayed, modified, terminated or suspended by the FDIC and the DFI or FRB, as the case may be.  If either the Company or the Bank was found not in compliance with their respective MOU, it could be subject to various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and/or directors, and to assess civil monetary penalties.  Management of the Company and the Bank have been taking action and implementing programs to comply with the requirements of the FRB MOU and the Bank MOU, respectively.  Although compliance will be determined by the FDIC, DFI and FRB, management believes that the Company and the Bank will comply in all material respects with the provisions of the MOU.  Any of these regulators may determine, however, in their sole discretion that the issues raised by the FRB MOU or the Bank MOU have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions.  Such enforcement actions could involve penalties or limitations on the Company’s business and negatively affect its ability to implement its business plan, pay dividends on its common stock or the value of its common stock, as well as its financial condition and results of operations.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, we did not sell any securities that were not registered under the Securities Act of 1933.

We did not have any repurchases of our common stock from January 1, 2010 through March 31, 2010.

Item 3.             Defaults upon Senior Securities

Not Applicable.

Item 4.             [Removed and Reserved]

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

10{a}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{b}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{c}	Employment Agreement with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K dated April 29, 2010 (File No. 000-265840].

10{d}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{e}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{f}	1996 Management Recognition and Development Plan [incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{g}
Consultant Agreement with Jesse G. Foster, dated as of December 19, 2003. [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-23584)].

10{h}	Supplemental Retirement Plan as Amended with Jesse G. Foster [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-26584)].

10{i}	Employment Agreement with Lloyd W. Baker [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-26584)].

10{j}	Employment Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-26584)].

10{k}
Supplemental Executive Retirement Program Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{l}
Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker, Cynthia D. Purcell, Richard B. Barton and Paul E. Folz [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 and the exhibits filed with the Form 8-K on May 6, 2008].

10{m}	1998 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated February 2, 1999 (File No. 333-71625)].

10{n}	2001 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 8, 2001 (File No. 333-67168)].

10{o}
Form of Employment Contract entered into with Cynthia D. Purcell, Richard B. Barton, Paul E. Folz, John R. Neill and Douglas M. Bennett [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{p}
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

10{r}	Long-Term Incentive Plan [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008].

10{s}	Form of Compensation Modification Agreement [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{t}	2005 Executive Officer and Director Stock Account Deferred Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 7, 2010	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer
(Principal Executive Officer)

May 7, 2010	/s/Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)