Form 10-Q
period 2010-06-30
BANNER CORP
filed 2010-08-06
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________to __________ :

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of July 31, 2010
Common Stock, $.01 par value per share	110,590,335 shares*
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

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of June 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations for the Quarters and Six Months Ended June 30, 2010 and 2009	4

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Six Months Ended June 30, 2010 and 2009	5

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2010 and 2009	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	9

Selected Notes to Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	33

Executive Overview	33

Comparison of Financial Condition at June 30, 2010 and December 31, 2009	38

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2010 and 2009	39

Asset Quality	44

Liquidity and Capital Resources	48

Capital Requirements	49

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	50

Sensitivity Analysis	50

Item 4 - Controls and Procedures	54

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	55

Item 1A - Risk Factors	55

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3 - Defaults upon Senior Securities	56

Item 4 – [Removed and Reserved]

Item 5 - Other Information	56

Item 6 - Exhibits	57

SIGNATURES	59

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2010 and December 31, 2009

	June 30	December 31
ASSETS	2010	2009

Cash and due from banks	$437,186	$323,005

Securities—trading, cost $149,386 and $192,853, respectively	105,381	147,151
Securities—available-for-sale, cost $138,103 and $95,174, respectively	140,342	95,667
Securities—held-to-maturity, fair value $76,996 and $76,489, respectively	73,632	74,834

Federal Home Loan Bank (FHLB) stock	37,371	37,371
Loans receivable:
Held for sale, fair value $4,888 and $4,534, respectively	4,819	4,497
Held for portfolio	3,626,685	3,785,624
Allowance for loan losses	(95,508)	(95,269)
	3,535,996	3,694,852

Accrued interest receivable	16,930	18,998
Real estate owned, held for sale, net	101,485	77,743
Property and equipment, net	99,536	103,542
Other intangibles, net	9,811	11,070
Deferred income tax asset, net	14,364	14,811
Income taxes receivable, net	22,581	17,436
Bank-owned life insurance (BOLI)	55,477	54,596
Other assets	51,514	51,145
	$4,701,606	$4,722,221
LIABILITIES
Deposits:
Non-interest-bearing	$548,251	$582,480
Interest-bearing transaction and savings accounts	1,403,231	1,341,145
Interest-bearing certificates	1,887,513	1,941,925
	3,838,995	3,865,550

Advances from FHLB at fair value	47,003	189,779
Other borrowings	172,737	176,842
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	49,808	47,694
Accrued expenses and other liabilities	25,440	24,020
Deferred compensation	13,665	13,208
	4,147,648	4,317,093
COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized; Series A – liquidation preference
$1,000 per share, 124,000 shares issued and outstanding	118,204	117,407
Common stock and paid in capital - $0.01 par value per share, 200,000,000 shares authorized, 102,954,738 shares issued: 102,714,357 shares and 21,299,209 shares outstanding at June 30, 2010 and December 31, 2009, respectively	490,119	331,538
Retained earnings (accumulated deficit)	(53,768)	(42,077)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale and/or transferred to held-to-maturity	1,390	249
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 restricted shares outstanding at June 30, 2010 and December 31, 2009	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(9,051)	(9,045)
Liability for common stock issued to deferred, stock related, compensation plans	9,051	9,043
	--	(2)
	553,958	405,128
	$4,701,606	$4,722,221

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Six Months Ended June 30, 2010 and 2009

	Quarters Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
INTEREST INCOME:
Loans receivable	$52,473	$55,500	$105,232	$111,847
Mortgage-backed securities	1,045	1,569	2,171	3,370
Other securities and cash equivalents	2,116	2,089	4,201	4,272
	55,634	59,158	111,604	119,489
INTEREST EXPENSE:
Deposits	14,700	21,638	30,498	44,730
FHLB advances	320	675	681	1,395
Other borrowings	626	671	1,260	898
Junior subordinated debentures	1,047	1,249	2,074	2,582
	16,693	24,233	34,513	49,605

Net interest income before provision for loan losses	38,941	34,925	77,091	69,884

PROVISION FOR LOAN LOSSES	16,000	45,000	30,000	67,000
Net interest income (loss)	22,941	(10,075)	47,091	2,884

OTHER OPERATING INCOME:
Deposit fees and other service charges	5,632	5,408	10,792	10,344
Mortgage banking operations	817	2,860	1,765	5,575
Loan servicing fees (expense)	315	248	628	(22)
Miscellaneous	243	412	869	932
	7,007	8,928	14,054	16,829
Other-than-temporary impairment losses	--	(162)	(1,231)	(162)
Net change in valuation of financial instruments carried at fair value	(821)	11,211	1,087	7,958
Total other operating income	6,186	19,977	13,910	24,625

OTHER OPERATING EXPENSES:
Salary and employee benefits	16,793	17,528	33,352	35,129
Less capitalized loan origination costs	(1,740)	(2,834)	(3,345)	(4,950)
Occupancy and equipment	5,581	5,928	11,185	11,982
Information/computer data services	1,594	1,599	3,100	3,133
Payment and card processing expenses	1,683	1,555	3,107	3,008
Professional services	1,874	1,183	3,161	2,377
Advertising and marketing	1,742	2,207	3,692	4,039
Deposit insurance	2,209	4,102	4,341	5,599
State/municipal business and use taxes	533	532	1,013	1,072
REO operations	4,166	1,805	7,224	2,428
Amortization of core deposit intangibles	615	661	1,259	1,351
Miscellaneous	2,974	2,625	5,350	5,516
Total other operating expenses	38,024	36,891	73,439	70,684

Income (loss) before provision for (benefit from) income taxes	(8,897)	(26,989)	(12,438)	(43,175)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(3,951)	(10,478)	(5,975)	(17,401)

NET INCOME (LOSS)	(4,946)	(16,511)	(6,463)	(25,774)

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	1,550	1,550	3,100	3,100
Preferred stock discount accretion	399	373	797	746
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,895)	$(18,434)	$(10,360)	$(29,620)

Earnings (loss) per common share:
Basic	$(0.28)	$(1.04)	$(0.44)	$(1.70)
Diluted	$(0.28)	$(1.04)	$(0.44)	$(1.70)
Cumulative dividends declared per common share:	$0.01	$0.01	$0.02	$0.02

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters and Six Months Ended June 30, 2010 and 2009

	Quarters Ended June 30		Six Months Ended June 30

	2010	2009	2010	2009
NET INCOME (LOSS)	$(4,946)	$(16,511)	$(6,463)	$(25,774)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $323, ($220), $629 and ($70), respectively	576	(802)	1,119	(538)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity	10	14	22	28

Other comprehensive income (loss)	586	(788)	1,141	(510)

COMPREHENSIVE INCOME (LOSS)	$(4,360)	$(17,299)	$(5,322)	$(26,284)

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2010 and 2009

Preferred Stock		Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2010	$117,407	$331,538	$(42,077)	$249	$(1,987)	$(2)	$405,128

Net income (loss)			(6,463)				(6,463)

Change in valuation of securities—available-for- sale, net of income tax				1,119			1,119

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				22			22

Accretion of preferred stock discount	797		(797)				--
Accrual of dividends on preferred stock			(3,100)				(3,100)
Accrual of dividends on common stock ($.02/share cumulative)			(1,331)				(1,331)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		10,503					10,503

Proceeds from issuance of common stock, net of offering costs		148,042					148,042

Amortization of compensation related to MRP						2	2

Amortization of compensation related to stock options		36					36

BALANCE, June 30, 2010	$118,204	$490,119	$(53,768)	$1,390	$(1,987)	$--	$553,958

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2010 and 2009

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2009	$115,915	$316,740	$2,150	$572	$(1,987)	$(42)	$433,348

Net income (loss)			(25,774)				(25,774)

Change in valuation of securities—available-for- sale, net of income tax				(538)			(538)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				28			28

Additional registration costs for issuance of preferred stock		(46)					(46)

Accretion of preferred stock discount	746		(746)				--

Accrual of dividends on preferred stock			(3,100)				(3,100)

Accrual of dividends on common stock ($.02/share cumulative)			(356)				(356)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		5,814					5,814

Amortization of compensation related to MRP						24	24

Amortization of compensation related to stock options		74					74

BALANCE, June 30, 2009	$116,661	$322,582	$(27,826)	$62	$(1,987)	$(18)	$409,474

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30
	2010	2009

COMMON STOCK—SHARES ISSUED AND OUTSTANDING:
Common stock, shares issued, beginning of period	21,539	17,152

Purchase and retirement of common stock	--	--
Issuance of common stock for exercised stock options and/or employee stock plans	--	--
Issuance of common stock for stockholder reinvestment program	2,915	1,274
Issuance of common stock, net of offering costs	78,500	--
Net number of shares issued during the period	81,415	1,274

COMMON SHARES ISSUED AND OUTSTANDING, END OF PERIOD	102,954	18,426

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(240)
Issuance/adjustment of earned shares	--	--
Number of shares, end of period	(240)	(240)

NET COMMON STOCK—SHARES OUTSTANDING	102,714	18,186

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$(6,463)	$(25,774)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,683	4,998
Deferred income and expense, net of amortization	1,211	(749)
Amortization of core deposit intangibles	1,259	1,351
Other-than-temporary impairment losses	1,231	162
Net change in valuation of financial instruments carried at fair value	(1,088)	(7,958)
Purchases of securities—trading	(2,572)	(64,761)
Principal repayments and maturities of securities—trading	45,970	96,104
Deferred taxes	141	(3,343)
Equity-based compensation	38	98
Increase in cash surrender value of bank-owned life insurance	(881)	(661)
Gain on sale of loans, excluding capitalized servicing rights	(1,348)	(2,294)
Loss (gain) on disposal of real estate held for sale and property and equipment	1,383	607
Provision for losses on loans and real estate held for sale	31,340	67,113
Origination of loans held for sale	(121,652)	(345,007)
Proceeds from sales of loans held for sale	121,330	344,043
Net change in:
Other assets	(3,631)	(5,855)
Other liabilities	1,025	(3,565)
Net cash provided from operating activities	71,976	54,509

INVESTING ACTIVITIES:
Purchases of securities available-for-sale	(79,801)	(18,672)
Principal repayments and maturities of securities available-for-sale	34,725	13,992
Proceeds from sales of securities available-for-sale	1,965	6,459
Purchases of securities held-to-maturity	(499)	(17,975)
Principal repayments and maturities of securities held-to-maturity	1,675	408
Principal repayments (originations) of loans, net	84,328	(52,937)
Purchases of loans and participating interest in loans	(129)	(27)
Purchases of property and equipment, net	(698)	(4,415)
Proceeds from sale of real estate held for sale, net	18,886	9,633
Other	(80)	(225)
Net cash provided from (used by) investing activities	60,372	(63,759)

FINANCING ACTIVITIES:
Decrease in deposits	(26,555)	(29,007)
Proceeds from FHLB advances	--	91,200
Repayment of FHLB advances	(142,502)	(86,203)
Increase (decrease) in other borrowings, net	(4,110)	13,016
Cash dividends paid	(3,545)	(4,016)
Cash proceeds from issuance of stock for stockholder reinvestment program	10,503	5,768
Cash proceeds from issuance of stock in secondary offering, net of offering costs	148,042	--
Net cash used by financing activities	(18,167)	(9,242)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	114,181	(18,492)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	323,005	102,750
CASH AND DUE FROM BANKS, END OF PERIOD	$437,186	$84,258

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30
	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$35,784	$49,668
Taxes paid (received) in cash	(561)	(6,377)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	45,487	52,160
Real estate owned transferred to property and equipment	--	7,030
Net decrease in accrued dividends payable	(886)	(560)
Change in other assets/liabilities	(42)	169

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2010, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC).

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

Secondary Offering of Common Stock:  On June 30, 2010, the Company announced the completion of its offering of 75,000,000 shares of its common stock and the sale of an additional 3,500,000 shares pursuant to the partial exercise of the underwriters’ over-allotment option, at a price to the public of $2.00 per share.  On July 2, 2010, the Company further announced the completion of the capital raise as the underwriters had exercised their over-allotment option for an additional 7,139,000 shares, at a price to the public of $2.00 per share.  Together with the

78,500,000 shares the Company issued on June 30, 2010 (including 3,500,000 shares issued pursuant to the underwriters’ initial exercise of their over-allotment option), the Company issued a total of 85,639,000 shares in the offering, resulting in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $161.6 million.  Of that amount, $13.6 million (related to the 7,139,000 shares) will be recorded in the Consolidated Statements of Changes in Stockholders’ Equity during the third quarter of 2010, as that portion of the transaction settled after June 30, 2010.

Banner intends to use a significant portion of the net proceeds from the offering to strengthen Banner Bank’s regulatory capital ratios in accordance with the MOU and to support managed growth.  To that end, at June 30, 2010, the Company had invested $50 million as additional paid-in common equity in Banner Bank.  As a result, the Tier 1 leverage capital of Banner Bank increased to 10.77% of average assets on June 30, 2010.  The Company expects to use the remaining net proceeds for general working capital purposes, including additional capital investments in its subsidiary banks if appropriate.

FDIC Prepayment:  On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay an estimate of their expected quarterly deposit insurance premiums for the fourth quarter of 2009 and for the three years ended December 31, 2010, 2011 and 2012.  Insured institutions were required to deposit funds with the FDIC in the amount of the prepaid assessment on December 30, 2009.  The insured institutions will not receive interest on the deposited funds.  For purposes of calculating an institution’s prepaid assessment amount, for the fourth quarter of 2009 and all of 2010, that institution’s assessment rate was its total base assessment rate in effect on September 30, 2009.  That rate was then increased by three basis points for all of 2011 and 2012.  For purposes of calculating the prepaid amount, an institution’s third quarter 2009 assessment base was also assumed to increase quarterly by an estimated five percent annual growth rate through the end of 2012.  Each institution was directed to record the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 30, 2009.  Thereafter, each institution will record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution will record an expense and an accrued expense payable each quarter for its regular assessment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the institution.  For Banner Corporation, the consolidated balance of the prepaid assessment was $25.4 million at June 30, 2010 and is recorded among “other assets” in the Consolidated Statement of Financial Condition.

FDIC Special Assessment:  On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, with the maximum amount of the special assessment for any institution not to exceed ten basis points times the institution’s assessment base for the second quarter 2009 risk-based assessment.  The special assessment was collected on September 30, 2009 at the same time the regular quarterly risk based assessment for the second quarter of 2009 was collected.  For Banner Corporation, this assessment was $2.1 million, which was recognized in other operating expenses during the quarter ended June 30, 2009.  The FDIC Board may vote to impose additional special assessments if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC Board believes would adversely affect public confidence or to a level that will be close to or below zero.

FDIC Temporary Liquidity Guarantee Program:  Banner Corporation, Banner Bank and Islanders Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the TLGP), which applies to all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out.  Under the TLGP, the FDIC guarantees certain senior unsecured debt of insured institutions and their holding companies, as well as non-interest-bearing transaction account deposits.  Under the transaction account guarantee component of the TLGP, all non-interest-bearing and certain interest-bearing transaction accounts maintained at Banner Bank and Islanders Bank are insured in full by the FDIC until December 31, 2013, regardless of the standard maximum deposit insurance amounts.  The Banks are required to pay a fee (annualized) on balances of each covered account in excess of $250,000 while the extra deposit insurance is in place.  The annualized fee for the transaction account guarantee program was 10 basis points through December 31, 2009 and will be within a range from 15 to 25 basis points from January 1 through December 31, 2010.  On March 31, 2009, Banner Bank completed an offering of $50 million of qualifying senior bank notes covered by the TLGP at a fixed rate of 2.625% which mature on March 31, 2012.  Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest.  Under the terms of the TLGP, the Bank is not permitted to use the proceeds from the sale of securities guaranteed under the TLGP to prepay any of its other debt that is not guaranteed by the FDIC.  Banner Bank is required to pay a 1.00% fee (annualized) on this debt, which will result in a total fee of $1.5 million over three years.  None of the senior notes are redeemable prior to maturity.

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

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.  ASU No. 2010-09 establishes separate subsequent event recognition criteria and disclosure requirements for SEC filers.  SEC filers are defined in this update as entities that are required to file or to furnish their financial statements with either the SEC or another appropriate agency, (such as the FDIC or Office of Thrift Supervision) under Section 12(i) of the Securities and Exchange Act of 1934, as amended.  Effective with the release date, the financial statements of SEC filers will no longer disclose either the date through with subsequent events were reviewed or that subsequent events were evaluated through the date the financial statements were issued.  The requirement to evaluate subsequent events through the date of issuance is still in place; only the disclosure is affected.  This ASU also removes the requirement to make those disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force.  ASU No. 2010-13 addresses whether an employee stock option should be classified as a liability or as an equity instrument if the exercise price is denominated in the currency in which a substantial portion of the entity’s equity securities trades.  That currency may differ from the entity’s functional currency and from the payroll currency of the employee receiving the option.  This guidance amends ASC 718, Compensation – Stock Compensation, to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition.  The guidance in the ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning on or after December 15, 2010, and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force.  ASU No. 2010-18 clarifies that a creditor should not apply specific guidance in ASC 310, Receivables, 40, Troubled Debt Restructurings by Creditors, to acquired loans accounted for as a pooled asset under ASC 310-30,

Loans and Debt Securities Acquired with Deteriorated Credit Quality.  However, that guidance in ASC 310-30 continues to apply to acquired loans within the scope of ASC 310-30 that a creditor accounts for individually.  This amended guidance is effective for a modification of a loan(s) accounted for within a pool under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amended guidance must be applied prospectively, and early application is permitted.  Upon initial application of the amended guidance, an entity may make a one-time election to terminate accounting for loans as a pool under ASC 310-30.  An entity may make the election on a pool-by-pool basis.  The election does not preclude an entity from applying pool accounting to future acquisitions of loans with credit deterioration.  The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

U.S. GAAP establishes standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to stockholders.  We have determined that the Company’s current business and operations consist of a single business segment and have presented our financial statements accordingly.

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	June 30	December 31	June 30
	2010	2009	2009

Interest-bearing deposits included in cash and due from banks	$369,864	$244,641	$16,919
Mortgage-backed or related securities
GNMA	16,844	18,458	21,186
FHLMC	37,087	43,469	53,153
FNMA	36,691	37,549	43,501
Private issuer	3,949	6,465	7,641
Total mortgage-backed securities	94,571	105,941	125,481

U.S. agency obligations	108,672	94,367	46,704
Taxable municipal bonds	3,221	3,717	4,608
Corporate bonds	43,710	43,267	43,065
Total other taxable securities	155,603	141,351	94,377

Tax-exempt municipal bonds	69,051	70,018	75,573
Equity securities (excludes FHLB stock)	130	342	346
Total securities	319,355	317,652	295,777
FHLB stock	37,371	37,371	37,371
	$726,590	$599,664	$350,067

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at June 30, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

	June 30, 2010			December 31, 2009
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total

U.S. Government and agency obligations	$4,170	$4,472	4.2%	$41,178	$41,255	28.0%

Municipal bond:
Taxable	848	862	0.8	1,004	1,034	0.7
Tax exempt	5,753	6,029	5.7	6,065	6,117	4.2
	6,601	6,891	6.5	7,069	7,151	4.9

Corporate bonds	76,373	35,460	33.7	76,411	35,017	23.8

Mortgage-backed securities:
FHLMC	20,714	21,737	20.7	25,030	25,837	17.6
FNMA	34,613	36,691	34.8	36,250	37,549	25.5
	55,327	58,428	55.5	61,280	63,386	43.1

Equity securities	6,915	130	0.1	6,915	342	0.2
	$149,386	$105,381	100.0%	$192,853	147,151	$100.0%

The amortized cost and estimated fair value of securities—trading at June 30, 2010 and December 31, 2009, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$335	$340	$550	$565
Due after one year through five years	3,124	3,299	40,232	40,277
Due after five years through ten years	22,222	23,389	21,230	21,641
Due after ten years through twenty years	18,958	19,625	20,931	21,186
Due after twenty years	97,832	58,598	102,995	63,140
	142,471	105,251	185,938	146,809
Equity securities	6,915	130	6,915	342
	$149,386	$105,381	$192,853	$147,151

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities available-for-sale at June 30, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$103,596	$604	$--	$104,200	74.2%
Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	14,878	472	--	15,350	11.0
GNMA certificates	15,596	1,248	--	16,844	12.0
Other collateralized mortgage obligations	4,033	--	(85)	3,948	2.8
	$138,103	$2,324	$(85)	$140,342	100.0%

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$53,732	$22	$(642)	$53,112	55.5%
Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	17,410	223	--	17,633	18.4
GNMA certificates	17,741	716	--	18,457	19.3
Other collateralized mortgage obligations	6,291	174	--	6,465	6.8
	$95,174	$1,135	$(642)	$95,667	100.0%

At June 30, 2010 and December 31, 2009, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	June 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other collateralized mortgage obligations	$3,948	$(85)	$--	$--	$3,948	$(85)
	$3,948	$(85)	$--	$--	$3,948	$(85)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$48,713	$(642)	$--	$--	$48,713	$(642)
	$48,713	$(642)	$--	$--	$48,713	$(642)

Management does not believe that any individual unrealized loss as of June 30, 2010 represents an other-than-temporary impairment.  The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.  At June 30, 2010, there was one security—available-for-sale with unrealized losses, compared to eight at December 31, 2009.

The amortized cost and estimated fair value of securities—available-for-sale at June 30, 2010 and December 31, 2009, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$--	$--	$--	$--
Due after one year through five years	78,618	79,070	48,748	48,257
Due after five years through ten years	24,978	25,130	4,983	4,854
Due after ten years through twenty years	4,033	3,948	5,133	5,196
Due after twenty years	30,474	32,194	36,310	37,360
	$138,103	$140,342	$95,174	$95,667

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities held-to-maturity are summarized as follows (dollars in thousands):

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total
Municipal bonds:
Taxable	$2,359	$147	$--	$2,506	3.3%
Tax exempt	63,023	3,472	(33)	66,462	86.3
	65,382	3,619	(33)	68,968	89.6

Corporate bonds	8,250	10	(232)	8,028	10.4
	$73,632	$3,629	$(265)	$76,996	100.0%

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total
Municipal bonds:
Taxable	$2,683	$66	$(30)	$2,719	3.6%
Tax exempt	63,901	2,731	(72)	66,560	87.0
	66,584	2,797	(102)	69,279	90.6

Corporate bonds	8,250	--	(1,040)	7,210	9.4
	$74,834	$2,797	$(1,142)	$76,489	100.0%

At June 30, 2010 and December 31, 2009, an aging of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	June 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$4,510	$(33)	$--	$--	$4,510	$(33)
Corporate bonds	7,268	(232)	--	--	7,268	(232)
	$11,778	$(265)	$--	$--	$11,778	$(265)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$2,920	$(43)	$10,112	$(59)	$13,032	$(102)
Corporate bonds	2,556	(444)	3,404	(596)	5,960	(1,040)
	$5,476	$(487)	$13,516	$(655)	$18,992	$(1,142)

Management does not believe that any individual unrealized losses as of June 30, 2010 or December 31, 2009 represent an other-than-temporary impairment.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.  There were seven and twelve securities—held-to-maturity with unrealized losses at June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010, there were three held-to-maturity securities in nonaccrual status.  One was a trust preferred security with an amortized cost of $3.0 million for which the issuer has exercised their option to defer interest payments.  The other two were non-rated corporate bonds issued by a housing authority with an amortized cost of $250,000 each.  At this time, management expects to collect all amounts due for these securities.

The amortized cost and estimated fair value of securities—held-to-maturity at June 30, 2010 and December 31, 2009, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$994	$1,002	$2,095	$2,131
Due after one year through five years	10,496	11,106	11,017	11,613
Due after five years through ten years	14,166	14,697	13,794	14,379
Due after ten years through twenty years	45,157	47,045	41,792	42,504
Due after twenty years	2,819	3,146	6,136	5,862
	$73,632	$76,996	$74,834	$76,489

The following table presents, as of June 30, 2010, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value

Federal Reserve Bank, U.S. Treasury Tax and Loan deposits	$1,651	$1,707
State and local governments public deposits	85,663	89,348
Pacific Coast Bankers’ Bank (PCBB) interest rate swaps	3,845	4,037
Retail repurchase transaction accounts	141,362	145,888
Other	4,538	4,707

Total pledged securities	$237,059	$245,687

The carrying value of investment securities pledged as of June 30, 2010 was $242.9 million.

Note 6:  FHLB STOCK

At June 30, 2010, the Company carried on its books $37.4 million in Federal Home Loan Bank of Seattle (FHLB) stock, which represents our investment in the stock at its par value.  Ownership of this stock allows the Banks access to funding for liquidity and other borrowing needs.  Ownership of FHLB stock is restricted to FHLB member institutions and can only be purchased and redeemed at par.  Shares are not publicly traded and do not have a readily determinable fair value.  FHLB stock is generally acknowledged to be a long-term investment.  Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value.

As of June 30, 2010, the FHLB was classified as "undercapitalized" by its regulator and therefore did not pay a dividend for the first or second quarters of 2010 and will not repurchase capital stock or pay a dividend while it is classified as undercapitalized.  The FHLB reported that it did meet all of its regulatory capital targets, including its risk-based capital requirement as of June 30, 2010.  The FHLB reported a risk-based capital surplus of $681.7 million as of June 30, 2010 compared to $531.7 million as of December 31, 2009.  The FHLB’s total capital at June 30, 2010 was $1.089 billion compared to $993.7 million at December 31, 2009.

Management periodically evaluates FHLB stock for impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on its member institutions or the FHLB itself, and (4) the liquidity position of the FHLB.

Based on the above, the Company has determined there is not an impairment of its FHLB stock investment as of June 30, 2010.

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

Our loans receivable, including loans held for sale, at June 30, 2010 and 2009 and December 31, 2009 are summarized as follows (dollars in thousands):

	June 30 2010		December 31 2009		June 30 2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans (including loans held for sale):
Commercial real estate
Owner occupied	$503,796	13.9%	$509,464	13.4%	$475,749	12.2%
Investment properties	553,689	15.3	573,495	15.1	574,172	14.7
Multifamily real estate	149,980	4.1	153,497	4.1	150,168	3.8
Commercial construction	84,379	2.3	80,236	2.1	90,762	2.3
Multifamily construction	56,573	1.6	57,422	1.5	56,968	1.5
One- to four-family construction	182,928	5.0	239,135	6.3	337,368	8.6
Land and land development
Residential	228,156	6.3	284,331	7.5	371,247	9.5
Commercial	29,410	0.8	43,743	1.2	32,450	0.8
Commercial business	635,130	17.5	637,823	16.8	678,273	17.3
Agricultural business, including secured by farmland	208,815	5.8	205,307	5.4	215,339	5.5
One- to four-family real estate	702,420	19.3	703,277	18.6	653,513	16.7

Consumer	103,065	2.8	110,937	2.9	91,173	2.3
Consumer secured by one- to four- family real estate	193,163	5.3	191,454	5.1	185,899	4.8
Total consumer	296,228	8.1	302,391	8.0	277,072	7.1
Total loans outstanding	3,631,504	100.0%	3,790,121	100.0%	3,913,081	100.0%

Less allowance for loan losses	(95,508)		(95,269)		(90,694)

Total net loans outstanding at end of period	$3,535,996		$3,694,852		$3,822,387

Loans are net of unearned, unamortized loan fees or discounts of $12.1 million, $11.2 million and $8.0 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

 The geographic concentration of our loans by state at June 30, 2010 was as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Commercial real estate
Owner occupied	$390,085	$64,642	$45,491	$3,578	$503,796
Investment properties	397,813	107,790	41,669	6,417	553,689
Multifamily real estate	123,707	12,177	9,580	4,516	149,980
Commercial construction	61,202	11,689	11,488	--	84,379
Multifamily construction	28,324	28,249	--	--	56,573
One- to four-family construction	87,895	84,796	10,237	--	182,928
Land and land development
Residential	119,268	86,619	22,269	--	228,156
Commercial	25,807	1,144	2,459	--	29,410
Commercial business	447,545	97,569	71,344	18,672	635,130
Agricultural business, including secured by farmland	112,674	39,266	56,875	--	208,815
One- to four-family real estate	458,681	213,069	28,241	2,429	702,420

Consumer	74,522	22,860	5,683	--	103,065
Consumer secured by one- to four-family real estate	136,559	41,598	14,506	500	193,163
Total consumer	211,081	64,458	20,189	500	296,228
Total loans outstanding	$2,464,082	$811,468	$319,842	$36,112	$3,631,504

Percent of total loans	67.9%	22.3%	8.8%	1.0%	100.0%

The geographic concentration of our land and land development loans by state at June 30, 2010 was as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential
Acquisition and development	$53,196	$52,154	$6,219	$111,569
Improved land and lots	43,863	27,027	1,568	72,458
Unimproved land	22,209	7,438	14,482	44,129
Commercial and industrial
Acquisition and development	5,896	--	559	6,455
Improved land	8,857	--	--	8,857
Unimproved land	11,054	1,144	1,900	14,098

Total land and land development loans outstanding	$145,075	$87,763	$24,728	$257,566

Percent of total land and land development loans	56.3%	34.1%	9.6%	100.0%

As noted in the tables above, substantially all of our loans are to borrowers in the states of Washington, Oregon and Idaho.  Accordingly, their ultimate collectability is particularly susceptible to, among other things, changes in market and economic conditions within these states.

The amount of impaired loans and the related allocated reserve for loan losses are presented in the following table (in thousands).  A loan is considered impaired when, based on current information and circumstances, we determine it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans include loans on non-accrual, troubled debt restructurings (TDRs) that are performing under their restructured terms, and loans that are 90 days or more past due, but are still on accrual.

	June 30, 2010		December 31, 2009
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual	$175,223	$18,625	$213,401	$18,872
Accrual, including TDRs	46,618	3,277	48,337	3,309
Total impaired loans	$221,841	$21,902	$261,738	$22,181

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

	June 30 2010	December 31 2009	June 30 2009
Fixed-rate (term to maturity):
Due in one year or less	$187,864	$162,894	$155,756
Due after one year through three years	216,061	198,107	204,129
Due after three years through five years	214,659	239,145	221,595
Due after five years through ten years	124,755	142,900	165,129
Due after ten years	551,897	551,375	497,054
	1,295,236	1,294,421	1,243,663
Adjustable-rate (term to rate adjustment):
Due in one year or less	1,452,687	1,582,046	1,802,578
Due after one year through three years	457,819	417,777	375,608
Due after three years through five years	382,801	447,228	454,586
Due after five years through ten years	41,760	47,287	36,646
Due after ten years	1,201	1,362	--
	2,336,268	2,495,700	2,669,418

	$3,631,504	$3,790,121	$3,913,081

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

Note 8:  ALLOWANCE FOR LOAN LOSSES

The following is a schedule of our allocation of the allowance for loan losses at the dates indicated (dollars in thousands):

	June 30 2010	December 31 2009	June 30 2009

Specific or allocated loss allowances:
Commercial real estate	$7,042	$8,278	$5,333
Multifamily real estate	2,364	90	83
Construction and land	45,601	45,209	55,585
One- to four-family real estate	3,530	2,912	1,333
Commercial business	23,905	22,054	19,474
Agricultural business, including secured by farmland	679	919	1,323
Consumer	1,890	1,809	1,540
Total allocated	85,011	81,271	84,671

Estimated allowance for undisbursed commitments	909	1,594	1,976
Unallocated	9,588	12,404	4,047
Total allowance for loan losses	$95,508	$95,269	$90,694

Allowance for loan losses as a percentage of total loans outstanding	2.63%	2.51%	2.32%

Allowance for loan losses as a percentage of non-performing loans	54%	45%	40%

An analysis of the changes in our allowance for loan losses is as follows (dollars in thousands):

	Quarters Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Balance, beginning of the period	$95,733	$79,724	$95,269	$75,197

Provision for loan losses	16,000	45,000	30,000	67,000

Recoveries of loans previously charged off:

Commercial real estate	--	--	--	--
Multifamily real estate	--	--	--	--
Construction and land	235	266	622	318
One- to four-family real estate	71	89	71	91
Commercial business	595	249	1,885	319
Agricultural business, including secured by farmland	--	22	--	22
Consumer	69	32	128	63
	970	658	2,706	813
Loans charged off:

Commercial real estate	--	--	(92)	--
Multifamily real estate	--	--	--	--
Construction and land	(12,255)	(27,290)	(19,979)	(39,707)
One- to four-family real estate	(2,128)	(1,181)	(4,243)	(2,272)
Commercial business	(1,447)	(2,438)	(6,231)	(6,232)
Agricultural business, including secured by farmland	(986)	(3,186)	(988)	(3,186)
Consumer	(379)	(593)	(934)	(919)
	(17,195)	(34,688)	(32,467)	(52,316)
Net (charge-offs) recoveries	(16,225)	(34,030)	(29,761)	(51,503)

Balance, end of the period	$95,508	$90,694	$95,508	$90,694

Net loan charge-offs to average outstanding loans during the period	0.44%	0.87%	0.80%	1.31%

Note 9:  REAL ESTATE OWNED, NET

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the quarters and six months ended June 30, 2010 and 2009 (in thousands):

	Quarters Ended June 30		Six Months Ended June 30

	2010	2009	2010	2009

Balance, beginning of the period	$95,074	$38,951	$77,743	$21,782

Additions from loan foreclosures	17,966	32,863	45,293	52,038
Additions from capitalized costs	380	1,624	1,516	2,663
Dispositions of REO	(10,451)	(9,082)	(20,366)	(12,176)
Transfers to property and equipment	--	(7,030)	--	(7,030)
Gain (loss) on sale of REO	(660)	(296)	(1,361)	(197)
Valuation adjustments in the period	(824)	(63)	(1,340)	(113)

Balance, end of the period	$101,485	$56,967	$101,485	$56,967

The following table shows REO by type and geographic location by state as of June 30, 2010 (in thousands):

	Washington	Oregon	Idaho	Total

Commercial real estate	$8,349	$-	$--	$8,349
One- to four-family construction	891	1,190	--	2,081
Land development- commercial	3,430	6,656	485	10,571
Land development- residential	22,681	24,579	9,731	56,991
Agricultural land	329	-	2,236	2,565
One- to four-family real estate	9,354	7,801	3,773	20,928
Balance, end of period	$45,034	$40,226	$16,225	$101,485

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

Note 10:  OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Other Intangible Assets:  At June 30, 2010, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

We amortize CDI over their estimated useful life and review them at least annually for events or circumstances that could impact their recoverability.  The core deposit intangible assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in three separate bank acquisitions during 2007.  These intangible assets are being amortized using an accelerated method over estimated useful lives of eight years.  The core deposit intangible assets are not estimated to have a significant residual value.  Other intangible assets are amortized over their useful lives and are also reviewed for impairment.

The following table summarizes the changes in the Company’s core deposit intangibles and other intangibles for the six months ended June 30, 2010 and 2009 (in thousands):

	Core Deposit Intangibles	Other	Total
Balance, December 31, 2009	$11,057	$13	$11,070
Amortization	(1,259)	--	(1,259)
Impairment write-off	--	--	--
Balance, June 30, 2010	$9,798	$13	$9,811

	Core Deposit Intangibles	Other	Total
Balance, December 31, 2008	$13,701	$15	$13,716
Amortization	(1,350)	(1)	(1,351)
Impairment write-off	--	--	--
Balance, June 30, 2009	$12,351	$14	$12,365

Estimated annual amortization expense with respect to existing intangibles as of June 30, 2010 is as follows (in thousands):

	Core Deposit
Year Ended	Intangibles	Other	Total
December 31, 2010	$2,459	$2	$2,461
December 31, 2011	2,276	2	2,278
December 31, 2012	2,092	2	2,094
December 31, 2013	1,908	2	1,910
December 31, 2014	1,724	2	1,726
Thereafter	598	3	601
	$11,057	$13	$11,070

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets.  Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  Loans serviced for others totaled $674.7 million and $454.7 million at June 30, 2010 and 2009, respectively.  Custodial accounts maintained in connection with this servicing totaled $4.8 million at both June 30, 2010 and 2009.  Mortgage servicing rights as a percentage of total loans serviced for others was 0.79% and 1.18%, respectively, for the same time periods.
An analysis of our mortgage servicing rights for the quarters ended June 30, 2010 and 2009 is presented below (in thousands):

	Quarters Ended June 30		Six Months Ended June 30

	2010	2009	2010	2009

Balance, beginning of the period	$5,562	$4,152	$5,703	$3,554
Amounts capitalized	161	1,771	417	3,281
Amortization (1)	(408)	(559)	(805)	(1,171)
Valuation adjustments in the period	--	--	--	(300)

Balance, end of the period	$5,315	$5,364	$5,315	$5,364

(1) Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and includes any remaining unamortized balance, which is written off if the loan repays in full.

Note 11:  DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Deposits consisted of the following at June 30, 2010 and 2009 and December 31, 2009 (dollars in thousands):

	June 30 2010		December 31 2009		June 30 2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$548,251	14.3%	$582,480	15.1%	$508,284	13.6%
Interest-bearing checking	368,418	9.6	360,256	9.3	312,024	8.4
Regular savings accounts	593,591	15.4	538,765	13.9	499,447	13.3
Money market accounts	441,222	11.5	442,124	11.4	319,622	8.5
Total transaction and saving accounts	1,951,482	50.8	1,923,625	49.7	1,639,377	43.8

Certificates which mature or reprice:
Within 1 year	1,605,190	41.8	1,593,575	41.3	1,354,316	36.1
After 1 year, but within 3 years	241,639	6.3	311,115	8.0	706,464	18.8
After 3 years	40,684	1.1	37,235	1.0	49,686	1.3
Total certificate accounts	1,887,513	49.2	1,941,925	50.3	2,110,466	56.2

Total deposits	$3,838,995	100.0%	$3,865,550	100.0%	$3,749,843	100.0%

Included in total deposits:
Public transaction accounts	$85,292	2.2%	$78,202	2.0%	$48,644	1.3%
Public interest-bearing certificates	81,668	2.1	88,186	2.3	134,213	3.5
Total public deposits	$166,960	4.3%	$166,388	4.3%	$182,857	4.8%

Total brokered deposits	$145,571	3.8%	$165,016	4.3%	$247,514	6.6%

Geographic Concentration of Deposits at June 30, 2010	Washington	Oregon	Idaho	Total

	$2,943,408	$615,790	$279,797	$3,838,995

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

The following table presents customer repurchase agreement balances as of June 30, 2010 and 2009 and December 31, 2009 (in thousands):

	June 30 2010	December 31 2009	June 30 2009

Retail Repurchase Agreements	$122,755	$124,330	$108,277

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

•
The securities assets primarily consist of U.S. Government Agency obligations, municipal bonds, corporate bonds, single issue trust preferred securities (TPS), pooled trust preferred collateralized debit obligation securities (TRUP CDO), mortgage-backed securities, equity securities and certain other financial instruments.  At June 30, 2010, management used inputs from each of the three fair value hierarchy levels to value these assets.  The Level 1 measurements are based upon quoted prices in active markets.  The Level 2 measurements are generally based upon a matrix pricing model from an investment reporting and valuation service.  Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Level 3 measurements are based primarily on unobservable inputs.  In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate.  These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  This has been particularly true for our TRUP CDO securities.  As of June 30, 2010, we owned approximately $33 million in current par value of these securities, exclusive of those securities we elected to write-off completely.  The market for these securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are currently very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for TRUP CDOs:

o	The few observable transactions and market quotations that were available are not reliable for purposes of determining fair value at June 30, 2010,

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

Where possible, management reviewed the valuation methodology and assumptions used by the independent third party providers, determined that with respect to performing securities the fair value estimates were reasonable and utilized those estimates in our reported financial statements.  However, beginning with the quarter ended June 30, 2009 and continuing with the quarter ended June 30, 2010, for two securities for which we currently are not receiving any cash payments, management elected to override the third party fair value estimates and to reflect the fair value of these securities at zero, resulting in an OTTI charge.

At June 30, 2010, we also directly owned approximately $20 million in current par value of TPS securities issued by three individual financial institutions for which no market data or independent valuation source is available.  Additionally, we have one TPS security with a par value of $5 million that is not actively traded, but for which more market data is available.  Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values.  Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions.  Since these three TPS securities are also concentrated in the financial institutions sector, which continues to be under significant pricing pressure at June 30, 2010, management applied credit factors to differentiate these issues based upon its judgment of the risk profile of the various issuers.  These credit factors were then incorporated into the model at June 30, 2010, and discount rates equal to three-month LIBOR plus 600 to 800 basis points were used to calculate the respective fair values of these securities.  In addition to the three TPS considered Level 3 and one TPS considered Level 2, on its credit analysis, management determined that collection of two specific TPS securities was highly unlikely and therefore elected to write off the balance of these securities as OTTI charges—one in the third quarter of 2009 and one during the first quarter of 2010.  The single TPS security considered Level 2 was transferred to Level 2 during the quarter due to the security not being actively traded.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS debt that the Company has issued) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that we would elect early redemption.  The majority, $98 million, of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  The remaining $26 million issue has a current interest rate of 6.56%, which is fixed through December 2011 and then resets quarterly to equal three-month LIBOR plus a spread of 1.62%.  In valuing the debentures at June 30, 2010, management evaluated discounted cash flows to maturity and for the discount rate used the June 30, 2010 three-month LIBOR plus 800 basis points.  While the quarterly reset of the index on this debt would seemingly keep it close to market values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  In periods prior to third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method.  However, as noted above in the discussion of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management considers this to be a Level 3 input method.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010

	Total		Level 1	Level 2	Level 3
Assets:
Securities—available-for-sale
U.S. government and agency	$104,200		$--	$104,200	$--
Mortgage-backed securities	36,142		--	36,142	--
	140,342		--	140,342	--
Securities—trading
U.S. government and agency	4,472		--	4,472	--
Municipal bonds	6,891		--	6,891	--
TPS and TRUP CDOs	35,460		--	4,870	30,590
Mortgage-backed securities	58,428		--	58,428	--
Equity securities and other	130		--	130	--
	105,381		--	74,791	30,590

	$245,723		$--	$215,133	$30,590
Liabilities
Advances from FHLB at fair value	$47,003		$--	$47,003	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	49,808	-	--	--	49,808

	$96,811		$--	$47,003	$49,808

	December 31, 2009

	Total		Level 1	Level 2	Level 3
Assets:
Securities—available-for-sale
U.S. government and agency	$53,112		$--	$53,112	$--
Mortgage-backed securities	42,555		--	42,555	--
	95,667		--	95,667	--
Securities—trading
U.S. government and agency	41,255		--	41,255	--
Municipal bonds	7,151		--	7,151	--
TPS and TRUP CDOs	35,017		4,825	--	30,192
Mortgage-backed securities	63,386		--	63,386	--
Equity securities and other	342		328	14	--
	147,151		5,153	111,806	30,192

	$242,818		$5,153	$207,473	$30,192
Liabilities
Advances from FHLB at fair value	$189,779		$--	$189,779	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	47,694	-	--	--	47,694

	$237,473		$--	$189,779	$47,694

The following tables provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the six months ended June 30, 2010 and 2009 (in thousands):

	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2009	$30,192	$47,694

Total gains or losses recognized
Asset gains (losses)	398	--
Liability (gains) losses	--	2,114
Purchases, issuances and settlements	--	--
Paydowns and maturities	--	--
Transfers in and/or out of Level 3	--	--
Ending balance at June 30, 2010	$30,590	$49,808

	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2008	$36,295	$61,776

Total gains or losses recognized
Asset gains (losses)	(5,805)	--
Liability (gains) losses	--	(12,213)
Purchases, issuances and settlements	--	--
Paydowns and maturities	--	--
Transfers in and/or out of Level 3	--	--
Ending balance at June 30, 2009	$30,490	$49,563

The Company has elected to continue to recognize the interest income and dividends from the securities reclassified to fair value as a component of interest income as was done in prior years when they were classified as available-for-sale.  Interest expense related to the FHLB advances and junior subordinated debentures continues to be measured based on contractual interest rates and reported in interest expense.  The change in fair market value of these financial instruments has been recorded as a component of other operating income.

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans that are on non-accrual are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded.  These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan.  If we determine that the value of the impaired loan is less than the carrying value of the loan, we either establish an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charge off the impaired amount.  The remaining impaired loans are evaluated for reserve needs in homogenous pools within our ALLL methodology.  As of June 30, 2010, the Company reviewed all of its classified loans totaling $392 million for potential impairment and identified $222 million which were considered impaired.  Of those $222 million in impaired loans, $153 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established.  The $153 million had original carrying values of $183 million which have already been reduced by partial write-downs totaling $30 million.  Of the $153 million individually evaluated, $79 million are carried at fair value after netting out charge-offs already recognized or specific impairment reserves totaling $17 million.

The Company also records REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to or less than the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write downs based on an observable market price or current appraised value of property.  We consider any valuation inputs related to REO to be Level 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the three months ended June 30, 2010, we recognized $824,000 of additional impairment charges related to these types of assets, compared to $63,000 for the same quarter one year earlier.  For the six months ended June 30, 2010, these impairment charges totaled $1.3 million, compared to $113,000 for the same period in 2009.

The following tables present the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the ASC 820 fair value hierarchy of the fair value measurements for those assets at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$79,201	--	--	$79,201
REO	101,485	--	--	101,485
Mortgage servicing rights	5,315	--	--	5,315

	December 31, 2009
	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$111,945	--	--	$111,945
REO	77,743	--	--	77,743
Mortgage servicing rights	5,703	--	--	5,703

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 whether or not recognized or recorded in the consolidated balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

June 30, 2010			December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Assets:
Cash and due from banks	$437,186	$437,186	$323,005	$323,005
Securities—trading	105,381	105,381	147,151	147,151
Securities—available-for-sale	140,342	140,342	95,667	95,667
Securities—held-to-maturity	73,632	76,996	74,834	76,489
Loans receivable held for sale	4,819	4,819	4,497	4,534
Loans receivable	3,531,177	3,374,115	3,690,355	3,490,419
FHLB stock	37,371	37,371	37,371	37,371
Bank-owned life insurance (BOLI)	55,477	55,477	54,596	54,596
Mortgage servicing rights	5,315	5,315	5,703	5,703

Liabilities:
Demand, NOW and money market accounts	1,357,891	1,271,703	1,384,860	1,272,322
Regular savings	593,591	559,993	538,765	495,409
Certificates of deposit	1,887,513	1,897,715	1,941,925	1,954,825
FHLB advances at fair value	47,003	47,003	189,779	189,779
Junior subordinated debentures at fair value	49,808	49,808	47,694	47,694
Other borrowings	172,737	172,737	176,842	176,447

Off-balance-sheet financial instruments:
Commitments to originate loans	265	265	362	362
Commitments to sell loans	(265)	(265)	(362)	(362)

Fair value estimates, methods and assumptions are set forth below for the Company’s financial and off-balance-sheet instruments:

Cash and Due from Banks:  The carrying amount of these items is a reasonable estimate of their fair value.

Securities:  The estimated fair values of investment securities and mortgaged-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s TPS and TRUP CDOs (see earlier discussion above in determining the securities’ fair market value), management has classified its trust preferred securities as a Level 3 fair value measure.

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

Commitments:  Commitments to sell loans with notional balances of $51 million and $25 million at June 30, 2010 and December 31, 2009, respectively, have a carrying value of $265,000 at the end of each period, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $51 million and $25 million at June 30, 2010 and December 31, 2009, respectively, have a carrying value of ($265,000) at the end of each period.  The fair value of commitments to sell loans and of interest rate locks reflect changes in the level of market interest rates from the date of the commitment or rate lock to the date of our financial statements.  Other commitments to fund loans totaled $759 million and $777 million at June 30, 2010 and December 31, 2009, respectively, and have no carrying value at both dates, representing the cost of such commitments.  There were no commitments to purchase or sell securities at June 30, 2010 or December 31, 2009.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

As of June 30, 2010 and December 31, 2009, the Company had recorded net deferred income tax assets of approximately $14.4 million and $14.8 million, respectively.  Our largest deferred tax item is related to the allowance for loan losses.  For federal income tax purposes, only net loan charge-offs are deductible, not the booked provision for loan losses.  The difference between these two methodologies creates a deferred tax asset related to the allowance for loan losses of $36.2 million.  Two other significant components of our deferred tax asset relate to the timing of deferred compensation of $6.6 million and our net operating loss carryforward of $5.8 million.  Our material deferred tax liabilities relate to fair value adjustments for financial instruments carried at fair value of $11.9 million, FHLB stock dividends of $6.2 million, timing differences related to depreciation of $5.4 million, loan origination costs of $4.8 million, and intangible assets of $3.5 million.

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax asset as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Deferred tax assets:
REO and loan loss reserves	$36,209	$35,653
Deferred compensation	6,626	6,470
Net operating loss carryforward	5,756	5,586
Other	73	98
	48,664	47,807
Deferred tax liabilities:
FHLB stock dividends	6,230	6,230
Depreciation	5,396	5,423
Deferred loan fees, servicing rights and loan origination costs	4,765	5,002
Intangibles	3,518	3,969
Financial instruments accounted for under fair value accounting	11,879	12,194
Other	1,706	1
	33,494	32,819
	15,170	14,988
Unrealized gain on securities available-for-sale	(806)	(177)

Deferred tax asset, net	$14,364	$14,811

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

After considering both the positive and negative factors, management believes we have sufficient positive indicators to outweigh the negative factors and therefore believe that it is more likely than not that we will be able to fully realize all of our recorded deferred tax assets.  Accordingly, we did not establish a valuation allowance for the deferred tax assets of $48.7 million and $47.8 million at June 30, 2010 and December 31, 2009, respectively, as management believes it is more likely than not that the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences and based on projections of future taxable income from operations.

Note 14:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Quarters Ended June 30		Six Months Ended June 30

	2010	2009	2010	2009

Net income (loss)	$(4,946)	$(16,511)	$(6,463)	$(25,774)
Preferred stock dividend accrual	1,550	1,550	3,100	3,100
Preferred stock discount accretion	399	373	797	746
Net income (loss) available to common shareholders	$(6,895)	$(18,434)	$(10,360)	$(29,620)

Basic weighted average shares outstanding	24,452	17,746	23,298	17,455
Plus MRP, common stock options and common stock warrants considered outstanding for diluted EPS	2	2	2	2
Less dilutive shares not included as they are anti-dilutive for
calculations of earning (loss) per share	(2)	(2)	(2)	(2)
	24,452	17,746	23,298	17,455

Earnings (loss) per common share
Basic	$(0.28)	$(1.04)	$(0.44)	$(1.70)
Diluted	$(0.28)	$(1.04)	$(0.44)	$(1.70)

Note 15:  STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders:  the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).  Authority to grant awards under the 1996 MRP and 1996 and 1998 SOPs has expired and, as of June 30, 2010, there were only 57,295 options eligible for grants under the 2001 SOP.  We did not make any grants under any of these plans during the three or six months ended June 30, 2010 or the twelve months ended December 31, 2009.  Stock based compensation costs related to the SOPs were $19,000 and $48,000 for the quarters ended June 30, 2010 and 2009, respectively, and $38,000 and $98,000 for the six months ended June 30, 2010 and 2009, respectively.  At June 30, 2010, there were options for 483,172 shares outstanding with a weighted average exercise price of $22.35 per share and a weighted average remaining contractual term of 3.29 years.  None of the options had any intrinsic value on that date.  The Company had $50,000 of total unrecognized compensation costs related to stock options at June 30, 2010 that are expected to be recognized over the remaining contractual term of the underlying grants.  All compensation expense related to the MRP program was fully amortized as of June 30, 2010.

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on the Company common stock and changes in Banner Bank’s average earnings rate, and for accounting purposes is considered a stock appreciation right (SAR).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  The accounting standards require us to remeasure the fair value of SARs each reporting period until the award is settled.  In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting.  We did not recognize any compensation expense related to the change in the fair value of SARs and additional vesting during the quarters ended June 30, 2010 and 2009, although this expense was $137,000 and $16,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  As of June 30, 2010, outstanding commitments for which no liability has been recorded consisted of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$103,507
Revolving open-end lines secured by one-to four- family residential properties	121,123
Real estate secured by one- to four-family residential properties	51,093
Credit card lines	61,312
Other, primarily business and agricultural loans	411,648
Standby letters of credit and financial guarantees	10,171

Total commitments	$758,854

Commitments to sell loans secured by one- to four-family residential properties	$51,093

Interest rate swaps (notional amount)	$19,420

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis and other portions of this report on Form 10-Q contain certain forward-looking statements concerning our future operations.  These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including our compliance with the Memoranda of Understanding and the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or any of the Banks which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; future legislative changes in the United States Department of Treasury (Treasury) Troubled Asset Relief Program (TARP) Capital Purchase Program; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2010, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  As of June 30, 2010, we had total consolidated assets of $4.7 billion, total loans of $3.6 billion, total deposits of $3.8 billion and total stockholders’ equity of $554 million.

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

Weak economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 and generally continued in 2009 and into the second quarter of 2010 have presented an unusually challenging environment for banks.  For Banner Corporation, this has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our historical experience and has also affected our net interest income and other operating revenues and expenses.  As a result of these continuing factors, for the quarter ended June 30, 2010, we had a net loss of $4.9 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss to common shareholders of $6.9 million, or ($0.28) per diluted share, compared to a net loss to common shareholders of $18.4 million, or ($1.04) per diluted share, for the quarter ended June 30, 2009.  For the six months ended June 30, 2010, we had a net loss of $6.5 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss to common shareholders of $10.4 million, or ($0.44) per diluted share, compared to a net loss to common shareholders of $29.6 million, or ($1.70) per diluted share, for the six months ended June 30, 2009.  Although there are indications that economic conditions are improving, this stress in the economy has been the most significant challenge impacting our recent operating results and, like most financial institutions, our future operating results will be significantly affected by the course of recovery from the recession.

Our provision for loan losses was $16.0 million for the quarter ended June 30, 2010, compared to $14.0 million in the prior quarter and $45.0 million recorded for the same period a year earlier.  For the six months ended June 30, 2010, the provision for loan losses was $30.0 million, compared to $67.0 million for the same period in 2009.  While considerably less than a year earlier, the significant provision for loan losses in the current quarter reflects continuing material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  For most of the past two and a half years, housing markets remained weak in many of our primary service areas, resulting in elevated levels of delinquencies and non-performing assets and deterioration in property values, particularly for residential land and building lots, and the resultant need to provide for realized and anticipated losses.  By contrast, other non-housing related segments of our loan portfolio, while showing some signs of stress, have performed as expected with only normal levels of credit problems given the serious economic slowdown.  Since the second quarter of 2008, the higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while we are encouraged by the continuing reduction in our exposure to residential construction loans and the recent slowdown in the surfacing of new problem assets, looking forward we anticipate our credit costs will remain elevated for a number of quarters and will have a continuing adverse effect on our earnings during 2010.  (See Note 8, Allowance for Loan Losses, as well as “Asset Quality” below.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased by $4.0 million for the quarter ended June 30, 2010 to $38.9 million compared to $34.9 million for the same quarter one year earlier, reflecting significant improvement in our net interest spread and net interest margin as asset yields have remained relatively stable over the past year while our funding costs continued to decrease.  For the six months ended June 30, 2010, the net interest income was $77.1 million, an increase of $7.2 million, or 10%, compared to the same period in 2009.  Our net interest margin improved meaningfully during the first six months of 2010 as rapidly declining interest expense on deposits contributed to significantly lower funding costs.  This trend to lower funding costs and the resulting increase in the net interest margin represents an important improvement in the core operating fundamentals of the Company, which should provide a solid base to build upon when the economy recovers.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, gains and losses on the sale of loans and securities, non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value (see Note 12, Fair Value Accounting and Measurement) and in certain periods by other-than-temporary impairment (OTTI) losses on investment securities.  For the quarter ended June 30, 2010, we recorded a loss of $821,000 ($525,000 after tax) in fair value adjustments, compared to $11.2 million in fair value gains (partially offset by OTTI losses of $162,000) for the same period one year earlier.  For the six months ended June 30, 2010, we recorded a net gain of $1.1 million ($696,000 after tax) in fair value adjustments, which was more than offset by an OTTI charge on investments of $1.2 million.  In contrast, for the six months ended June 30, 2009, the fair value gains totaled $8.0 million ($5.1 million after tax) and were only partially offset by an OTTI charge on investments of $162,000.

Other operating income, excluding the fair value adjustments and OTTI losses, decreased $1.9 million to $7.0 million for the quarter ended June 30, 2010 from $8.9 million for the same period one year earlier, primarily as a result of decreased gain on the sale of loans from mortgage banking operations somewhat offset by modest increases in deposit fees and other service charges and loan servicing fees.  Revenues (net interest income before the provision for loan losses plus other operating income), excluding fair value adjustments and OTTI losses, increased $2.1 million to $45.9 million for the quarter ended June 30, 2010, compared to $43.8 million for the quarter ended June 30, 2009, primarily as a result of the improvement in the net interest income driven by the significant decrease in the cost of deposits over the past several quarters.  Revenues, excluding fair value adjustments and OTTI losses, increased $4.4 million to $91.1 million for the six months ended June 30, 2010, compared to $86.7 million for the six months ended June 30, 2009.  Revenues and other earnings information excluding the change in valuation of financial instruments carried at fair value and OTTI loss represent non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  The decreased loss from core operations primarily reflects the decreased loan loss provisioning and wider net interest margin, partially offset by decreased mortgage banking revenues and increased collection costs on REO.  Reconciliations of the earnings or loss from core operations are contained in the table below.

Other operating expenses were $38.0 million for the quarter ended June 30, 2010, compared to the $36.9 million for the quarter ended June 30, 2009.  The current quarter’s expenses reflect significantly increased costs associated with problem loan collection activities, including professional services and charges related to REO, as well as a reduction in capitalized loan origination costs.  These increases were partially offset by reductions in deposit insurance, compensation and marketing expenses.  For the six months ended June 30, 2010, other operating expenses were $73.4 million, an increase of $2.7 million from the six months ended June 30, 2009.  As with the quarter, the primary increase during the current six-month period was increased expenses related to REO.   See “Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2010 and 2009” and for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	Quarters Ended June 30		Six Months Ended June 30

	2010	2009	2010	2009

Total other operating income	$6,186	$19,977	$13,910	$24,625
Less change in valuation of financial instruments carried at fair value	821	(11,211)	(1,087)	(7,958)
Less other-than-temporary impairment losses	--	162	1,231	162
Total other operating income, excluding fair value adjustments and OTTI	$7,007	$8,928	$14,054	$16,829

Net interest income before provision for loan losses	$38,941	$34,925	$77,091	$69,884
Total other operating income	6,186	19,977	13,910	24,625
Less change in valuation of financial instruments carried at fair value	821	(11,211)	(1,087)	(7,958)
Less other-than-temporary impairment losses	--	162	1,231	162
Total revenue, excluding fair value adjustments and OTTI	$45,948	$43,853	$91,145	$86,713

Net income (loss)	$(4,946)	$(16,511)	$(6,463)	$(25,774)
Less change in valuation of financial instruments carried at fair value	821	(11,211)	(1,087)	(7,958)
Less other-than-temporary impairment losses	--	162	1,231	162
Less related tax expense (benefit)	(296)	3,978	(52)	2,807
Total earnings, excluding fair adjustments and OTTI and related tax effects	$(4,421)	$(23,582)	$(6,371)	$(30,763)

	June 30 2010	December 31 2009	June 30 2009

Stockholders’ equity	$553,958	$405,128	$409,474
Other intangible assets, net	9,811	11,070	12,365
Tangible equity	544,147	394,058	397,109

Preferred equity	118,204	117,407	116,661

Tangible common stockholders’ equity	$425,943	$276,651	$280,448

Total assets	$4,701,606	$4,722,221	$4,532,542
Other intangible assets, net	9,811	11,070	12,365

Tangible assets	$4,691,795	$4,711,151	$4,520,177

Tangible common stockholders’ equity to tangible assets (1)	9.08%	5.87%	6.20%

(1)  The ratio of tangible common stockholders’ equity to tangible assets is a non-GAAP financial measure.  We calculate tangible common equity by excluding the balance of goodwill, other intangible assets and preferred equity from stockholders’ equity.  We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets.  We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios.  In addition, excluding preferred equity, the level of which may vary from company to company, allows investors to more easily compare our capital adequacy to other companies in the industry that also use this measure.  Management believes that this non-GAAP financial measure provides information to investors that is useful in understanding the basis of our capital position.  However, this non-GAAP financial measure is supplemental and is not a substitute for any analysis based on GAAP.  Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures as calculated by other companies.

We offer a wide range of loan products to meet the demands of our customers and our loan portfolio is very diversified by product type, borrower and geographic location within our market areas.  Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Until recent periods, real estate lending activities were significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties; however, over the past two years our origination of construction and land development loans has declined materially and the proportion of the portfolio invested in these types of loans has declined.  By contrast, residential mortgage loan originations continued during this cycle primarily reflecting the impact of exceptionally low interest rates on the demand for loans to refinance existing debt as well as loans to finance home purchases; however, for the most recent twelve months, demand for residential mortgage loans has been modest.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the recessionary environment, in recent periods demand for these types of commercial business loans has been weak; however, total outstanding balances have remained relatively unchanged.  Our consumer loan activity is primarily directed at meeting demand from existing deposit customers and while we have increased our emphasis on consumer lending, demand for consumer loans also has been modest in recent quarters.  Still, the portion of the loan portfolio invested in consumer loans has increased and as of June 30, 2010 represented 8% of total loans.  While continuing our commitment to residential lending, including our mortgage banking activities, we expect commercial lending (including owner-occupied commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly more important activities for us.  By contrast, we anticipate residential construction and related land development lending, which at June 30, 2010 represented 11% of the loan portfolio, compared to 18% a year earlier, will continue to be restrained by market conditions for the foreseeable future, as well as by our efforts to reduce our concentration in this type of lending.  We also expect non-owner-occupied investor commercial real estate lending, for both construction and longer-term financing, will be modest for the foreseeable future as we manage our concentration in these types of loans.

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

Deposits declined slightly in the current quarter and have decreased by $27 million in the six months ended June 30, 2010.  The decrease largely reflects a planned $19 million reduction in brokered deposits for the six-month period.  Total deposits were $3.839 billion at June 30, 2010, an $89 million increase compared to $3.750 billion at June 30, 2009.  Retail deposit growth during this twelve-month period has been solid as we have added accounts and balances; however, we chose to reduce brokered deposits and public funds deposits over the same period partially offsetting this retail growth.  While brokered deposits have never been an important component of our funding, brokered deposits have declined by $102 million over the past twelve months.  In addition, although most of our planned reduction in public funds deposits occurred prior to June 30, 2009, public funds deposits also declined by $16 million during the past year.  Changes in the mix of deposits have been an important element in our improved funding costs of recent quarters.  Our deposit totals at June 30, 2010 reflect an 8% year-over-year growth in non-interest-bearing accounts and a 24% increase in interest-bearing transaction and savings accounts, partially offset by an 11% decrease in higher rate certificate of deposit accounts including brokered and public funds accounts.

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

Interest Income:  (Note 1) Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due, at which time the loans are placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends identified by us at the time financial statements are prepared.  Although we use the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control.  The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance.  Losses on specific loans are provided for when the losses are probable and estimable.  General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for.  The level of general reserves is based on analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared.  The formula allowance is calculated by applying loss factors to outstanding loans, excluding those loans that are subject to individual analysis for specific allowances.  Loss factors are based on our historical loss experience adjusted for significant environmental considerations, including the experience of other banking organizations, which in our judgment affect the collectability of the portfolio as of the evaluation date.  The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  This methodology may result in losses or recoveries differing significantly from those provided in the Consolidated Financial Statements.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

General.  Total assets decreased $21 million, or 0.4%, to $4.702 billion at June 30, 2010, from $4.722 billion at December 31, 2009.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $159 million, or 4%, to $3.536 billion at June 30, 2010, from $3.695 billion at December 31, 2009.  The contraction in net loans was largely due to decreases of $71 million in land and land development loans, $56 million in one- to four-family construction loans and $25 million in commercial real estate loans.  Other categories of loans were only slightly changed from December 31, 2009.  We continue to maintain a significant, although decreasing, investment in construction and land loans, as new originations of these types of loans during the past three years has declined substantially and is expected to remain modest for the foreseeable future.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, transfers to REO and charge-offs, loans to finance the construction of one- to four-family residential real estate, which totaled $183 million at June 30, 2010, have decreased by $472 million, or 72%, since their peak quarter-end balance of $655 million at June 30, 2007.  In addition, land and development loans, which totaled $258 million at June 30, 2010, have decreased by $244 million, or 49%, compared to their peak quarter-end balances of $502 million at March 31, 2008.  Given the current housing and economic environment, we anticipate that construction and land loan balances will continue to decline for the foreseeable future, although the pace of decline will be more modest as originations of new construction loans likely will increase somewhat as inventories of completed homes have been reduced and the build out of existing development projects will cautiously resume.

Aggregate securities balances were essentially flat, at $319 million at June 30, 2010 compared to $318 million at December 31, 2009; however, the classification of the portfolio shifted more from trading securities to available-for-sale securities, particularly for U.S. Agency securities.  Effective January 1, 2007, we elected to reclassify many of our securities to fair value and, although we have not historically engaged in trading activities, these securities are reported as trading securities for financial reporting purposes.  At June 30, 2010, the fair value of our trading securities was $44 million less than their amortized cost.  The reduction reflected in the fair value of these securities compared to their amortized cost primarily was due to a net decrease of $41 million in the value of single-issuer trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies as well as a decrease of $7 million in the value of Fannie Mae and Freddie Mac common and preferred equity securities, offset by a $4 million gain in all other trading securities.  (See Note 12, Fair Value Accounting and Measurement, in the Selected Notes to the Consolidated Financial Statements.)  Periodically, we also acquire securities which are designated as available-for-sale or held-to-maturity.  Most of our recent purchases have been classified as available-for-sale.  For the three months ended June 30, 2010, we recorded an increase of $899,000 ($576,000 net of tax) in net fair value adjustments related to available-for-sale securities, which was included as a component of other comprehensive income.  Generally, securities designated as held-to-maturity are reported at their amortized cost for financial reporting purposes unless an other-than-temporary impairment has been recognized.

REO acquired through foreclosures or other means increased $24 million, to $101 million at June 30, 2010, from $78 million at December 31, 2009.  The total balance of REO included $72 million in land or land development projects, $8 million in commercial real estate and $21 million in single-family homes at June 30, 2010.  During the quarter ended June 30, 2010, we transferred $18 million of loans into REO, capitalized additional investments of $380,000 in acquired properties, disposed of slightly more than $10 million of properties and recognized $1.5 million in charges against earnings for a net loss on sales and valuation adjustments (See “Asset Quality” discussion below).

Deposits decreased $27 million, to $3.839 billion at June 30, 2010 from $3.866 billion at December 31, 2009.  Non-interest-bearing deposits decreased by $34 million, or 6%, to $548 million from $582 million, and interest-bearing deposits increased by $8 million, to $3.291 billion at June 30, 2010 from $3.283 billion at December 31, 2009, in part reflecting expected seasonal variations.  While public fund deposits were relatively unchanged during the first six months of 2010, we expect further declines during the remainder of 2010 in public fund deposits as we continue to manage the reduction of these deposits in response to changes in the collateralization requirements under the Washington and Oregon State public deposit protection regulations.   We elected to reduce brokered deposits by $19 million during the six months ended June 30, 2010, as funding from retail deposit growth was more than adequate to meet loan demand.  The net decrease in retail deposits for the six months ended June 30, 2010 likely also reflects our efforts to reduce the overall cost of deposits through less aggressive pricing of certificates of deposit and other interest-bearing deposits in response to generally weak loan demand.

FHLB advances decreased $143 million, to $47 million at June 30, 2010 from $190 million at December 31, 2009, while other borrowings decreased slightly to $173 million at June 30, 2010 from $177 million at December 31, 2009.  The decrease in FHLB advances reflects the repayment of temporary increases in overnight borrowings that were outstanding at December 31, 2009 as a part of our short-term cash management activities.  Other borrowings at June 30, 2010 include $123 million of retail repurchase agreements that are primarily related to customer cash management accounts.  Other borrowings also include $50 million of senior notes guaranteed by the FDIC under the TLGP, which is unchanged from the amount reported at December 31, 2009.

Junior subordinated debentures increased by $2.1 million since December 31, 2009, reflecting only modest fair value adjustments resulting from an increase in the level of three month LIBOR, as changes in credit market conditions during the quarter had an insignificant impact on the valuation of this type of security.  Changes in the fair value of the junior subordinated debentures, while not significant during the first half of 2010, represent non-cash valuation adjustments that have no effect on our liquidity or ability to fund our operations.  (See Note 12, Fair Value of Financial Instruments.)

Total equity at June 30, 2010 increased $149 million, or 37%, to $554 million from $405 million at December 31, 2009.  On June 30, 2010, the Company announced the completion of its offering of 75,000,000 shares of its common stock and the sale of an additional 3,500,000 shares pursuant to the partial exercise of the underwriters’ over-allotment option, at a price to the public of $2.00 per share.  On July 2, 2010, the Company further announced the completion of the capital raise as the underwriters had exercised their over-allotment option for an additional 7,139,000 shares, at a price to the public of $2.00 per share.  The 78,500,000 shares the Company issued on June 30, 2010 resulted in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $148.0 million.  Approximately $13.6 million related to the 7,139,000 shares will be recorded in the Company’s financial statements during the third quarter of 2010, as that portion of the transaction settled after June 30, 2010.  Additionally, during the six months ended June 30, 2010, we issued 2,915,148 additional shares of common stock for $10.5 million at an average net per share price of $3.60 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2010 and 2009

Reflecting the economic recession, ongoing strains in the financial and housing markets, and further deterioration of property values for the quarter ended June 30, 2010, we had a net loss of $4.9 million which, after providing for the preferred stock dividend of $1.6 million and related discount accretion of $399,000, resulted in a net loss to common shareholders of $6.9 million, or ($0.28) per diluted share.  This loss compares to a net loss to common shareholders of $18.4 million, or ($1.04) per diluted share, for the quarter ended June 30, 2009.  For the six months ended June 30, 2010, our net loss was $6.5 million which, after providing for the preferred stock dividend of $3.1 million and related discount accretion of $797,000, resulted in a net loss to common shareholders of $10.4 million, or ($0.44) per diluted share.  This loss compares to a net loss to common shareholders of $29.6 million, or ($1.70) per diluted share, during the same period a year earlier.

The net loss for the current quarter continues to reflect an elevated level of loan loss provisioning compared to our historical experience.  However, driven by improvement in our net interest margin as a result of a significant decline in deposit costs, revenues did increase meaningfully compared to the same quarter and six month-period in the prior year, as well as to the immediately preceding quarter.  As more fully explained below, our provision for loan losses was $16.0 million for the quarter ended June 30, 2010, compared to $45.0 million for the same quarter in the prior year.  For the six months ended June 30, 2010, our provision for loan losses was $30.0 million, compared to $67.0 million for the same period a year earlier.  While less significantly than the same period in 2009, our provision for losses during 2010 continues to reflect high levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.

Our operating results for the quarter ended June 30, 2010 also reflected a decrease in other operating income that included an $821 million ($525,000 after tax) net loss as a result of changes in the valuation of financial instruments carried at fair value.  During the second quarter of 2009, this fair value adjustment was an $11.2 million increase ($7.2 million after tax), partially offset by a $162,000 OTTI charge on securities.  Excluding these fair value adjustments and the OTTI loss, other operating income decreased to $7.0 million for the quarter ended June 30, 2010 compared to $8.9 million for the same period a year earlier primarily due to a decrease in the gain on the sale of loans from mortgage banking operations between those periods reflecting the weak housing market and a decline in refinancing activity for single family homes.  Other operating expenses increased $1.1 million to $38.0 million for the quarter ended June 30, 2010 from $36.9 million a year earlier, which was primarily a result of increased costs related to REO, partially offset by lower deposit insurance, compensation and occupancy costs.

Compared to levels a year ago, total assets increased 4% to $4.702 billion at June 30, 2010, while net loans decreased 7% to $3.536 billion, cash and securities (exclusive of FHLB stock) increased 99% to $757 million, deposits increased 2% to $3.839 billion and borrowings, including customer sweep accounts (retail repurchase agreements) and junior subordinated debentures, decreased 17% to $270 million.  The average balance of interest-earning assets was $4.285 billion for the quarter ended June 30, 2010, an increase of $35 million, or 1%, compared to $4.319 billion for the same period one year earlier.

Net Interest Income.  Net interest income before provision for loan losses increased by $4.0 million, or 12%, to $38.9 million for the quarter ended June 30, 2010, compared to $34.9 million for the same quarter one year earlier, as a result of the increase in the net interest margin and despite a modest decrease in average interest-earning assets.  The net interest margin of 3.65% for the quarter ended June 30, 2010 was 41 basis points higher than the same quarter in the prior year, largely as a result of the effect of a much lower cost of deposits.  The positive impact to our net interest margin from lower funding costs was partially offset by the adverse effect of continued high levels of nonaccrual loans and other non-performing assets including real estate acquired through foreclosure.  Nonaccruing loans reduced the margin by 34 basis points in the quarter ended June 30, 2010 compared to a 45 basis point reduction for the second quarter in the prior year.  In addition, the mix of earning assets changed to include fewer loans and more securities and interest-bearing deposits over the past twelve months, as our on-balance-sheet liquidity has increased.  This change in the mix in the current very low interest rate environment had an adverse effect on earning asset yields; however, this was more than offset by the significantly lower deposit costs.  Reflecting a large increase in low rate interest-bearing deposits at the Federal Reserve, as well as further reduction in the yield on other securities caused by repayments and calls of higher rate securities, the yield on earning assets for the quarter ended June 30, 2010 decreased by 28 basis points compared to the same quarter in prior year.  Importantly, however, funding costs for the same period decreased by 77 basis points compared to a year earlier and more than offset this lower asset yield.  As a result, the net interest spread expanded to 3.61% for the current quarter compared to 3.12% for the quarter ended June 30, 2009.  This resulted in the fourth consecutive quarterly increase in our net interest margin.

Net interest income before provision for loan losses increased by $7.2 million, or 10%, to $77.1 million for the six months ended June 30, 2010 compared to $69.9 million for the same period one year earlier, as a result of a 37 basis point increase in the net interest margin and despite a modest decrease in average interest-earning assets.  The net interest margin increased to 3.62% for the six months ended June 30, 2010 compared to 3.25% for the same period in the prior year, largely as a result of the effect of a much lower cost of deposits.  The positive impact to our net interest margin from lower funding costs was partially offset by the adverse effect of continued high levels of nonaccrual loans and other non-performing assets.

Interest Income.  Interest income for the quarter ended June 30, 2010 was $55.6 million, compared to $59.2 million for the same quarter in the prior year, a decrease of $3.5 million, or 6%.  The decrease in interest income occurred as a result of a 28 basis point decrease in the yield on earning assets coupled with a $35 million decrease in the average balance of those assets.  The yield on average interest-earning assets decreased to 5.21% for the quarter ended June 30, 2010, compared to 5.49% for the same quarter one year earlier.  The decrease in the yield on earning assets primarily reflects the large amount of funds we have on deposit with the Federal Reserve Bank of San Francisco at very low interest rates, as we have chosen to increase our on-balance-sheet liquidity and as loan demand has remained weak.  Average loans receivable for the quarter ended June 30, 2010 decreased $248 million, or 6%, to $3.677 billion, compared to $3.925 billion for the same quarter in the prior year.  Interest income on loans decreased by $3.0 million, or 5%, to $52.5 million for the current quarter from $55.5 million for the quarter ended June 30, 2009, directly related to the decrease in average loan balances, and despite a five basis point increase in the average yield on loans.  The average loan yield reflects the continuing very low level of market interest rates during the past year which was offset by a decrease in the adverse effect from nonaccrual loans.  The average yield on loans was 5.72% for the quarter ended June 30, 2010, compared to 5.67% for the same quarter one year earlier.  Interest income for the six months ended June 30, 2010 was $105.2 million, compared to $111.8 million for the same quarter in the prior year, a decrease of $6.6 million, or 6%.  As with the quarterly result, the year-to-date results reflect a decrease in both the average balance of interest-earning assets ($44.3 million) and the related yield (31 basis points).

The combined average balance of mortgage-backed securities, investment securities, and daily interest-bearing deposits increased by $213 million (excluding the effect of fair value adjustments) for the quarter ended June 30, 2010, while the interest and dividend income from those investments decreased by $497,000 compared to the same quarter in the prior year.  The effect of the increased average balance was more than offset as the average yield on the securities portfolio and cash equivalents decreasing 163 basis points to 2.09% for the quarter ended June 30, 2010, from 3.72% for the same quarter one year earlier.  As mentioned above, this decrease in the yield on the securities portfolio is a reflection of the current lower rate environment and a significant increase in daily interest-bearing deposits.

Interest Expense.  Interest expense for the quarter ended June 30, 2010 was $16.7 million, compared to $24.2 million for the prior quarter one year earlier, a decrease of $7.5 million, or 31%.  The decrease in interest expense occurred as a result of a 77 basis point decrease in the average cost of all interest-bearing liabilities to 1.60% for the quarter ended June 30, 2010, from 2.37% for the same quarter one year earlier, somewhat offset by a $71 million increase in average interest-bearing liabilities.  The small increase in interest-bearing balances reflects net deposit growth during the year partially offset by an aggregate decrease in outstanding FHLB advances and other borrowings.  The effect of lower average market rates for the quarter on the cost of these funds was partially mitigated by deposit pricing characteristics noted below.

Deposit interest expense decreased $6.9 million, or 32%, to $14.7 million for the quarter ended June 30, 2010 compared to $21.6 million for the same quarter in the prior year as a result of an 82 basis point decrease in the cost of interest-bearing deposits and despite a modest (4.1%) increase in the average balance of deposits.  Average deposit balances increased $151 million, to $3.830 billion for the quarter ended June 30, 2010, from $3.680 billion for the quarter ended June 30, 2009, while the average rate paid on deposit balances decreased to 1.54% in the current quarter from 2.36% for the quarter ended June 30, 2009.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our aggregate cost of deposits.  This lower degree of volatility and lag effect for deposit pricing have been evident in the decrease in deposit costs as the Federal Reserve pursued policies first to aggressively lower short-term interest rates by 500 basis points from September 18, 2007 to December 31, 2008 and more recently to maintain the very low level of interest rates.  Furthermore, competitive pricing pressure for interest-bearing deposits was quite intense for certain periods twelve to eighteen months ago, as many financial institutions experienced increased liquidity concerns in the deteriorating economic conditions.  However, as market rates have remained low for an extended period and competitors’ liquidity strains have been generally mitigated, we have experienced significantly declining deposit costs during 2009 and continuing into the second quarter of 2010.  While we do not anticipate further significant reductions in market interest rates, we do expect some additional declines in deposit costs over the near term as account maturities will present further repricing opportunities and competitive pricing has become more rational in response to modest loan demand in the current economic environment.  Further, continued changes in our deposit mix, reflecting growth in lower cost transaction and savings accounts as our branch network has continued to mature, have also meaningfully contributed to the decrease in our funding costs.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $46 million for the quarter ended June 30, 2010, compared to $116 million for the same quarter one year earlier.  The average rate paid on FHLB advances for the quarter ended June 30, 2010 increased by 45 basis points to 2.79%, compared to the same quarter in the prior year, while average FHLB borrowings decreased $70 million, resulting in a $355,000 decrease in the related interest expense.  The higher average rate for FHLB advances was primarily the result of the repayment of certain short-term low rate borrowings, resulting in average outstanding advances that reflect fixed-rate borrowings that are all more than two years old.

Other borrowings consist of retail repurchase agreements with customers, secured by certain investment securities, the senior bank notes issued under the TLGP, as well as overnight federal funds borrowings from the Federal Reserve Bank of San Francisco and correspondent banks.  The average balance for other borrowings, consisting of $130 million in customer retail repurchase agreements and $50 million of senior bank notes, was $180 million for the quarter ended June 30, 2010, a decrease of $10 million over the same quarter in the prior year.  The related interest expense for other borrowings decreased by $45,000 to $626,000 for the quarter ended June 30, 2010, from $671,000 for the same quarter one year earlier, as the decrease in average balances outstanding for the quarter was mitigated by a three basis points decrease in the average rate paid.  The average rate paid on other borrowings was 1.39% for the quarter ended June 30, 2010, compared to 1.42% for the same quarter one year earlier.  Repurchase agreements and federal funds borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits, which generally lag current market rates.  The senior bank notes which were issued on March 31, 2009, have a fixed rate of 2.625% and fixed maturity with a 21 month remaining term to maturity at March 31, 2012.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 3.39% for the quarter ended June 30, 2010.  Junior subordinated debentures outstanding in the same quarter in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) but with a higher average rate of 4.05%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.  The lower average cost of the junior subordinated debentures in the current quarter reflects the impact of lower short-term market interest rates, although three-month LIBOR did increase modestly compared to the immediately preceding quarter.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

Quarters Ended			Six Months Ended
Average Balances	June 30		June 30
	2010	2009	2010	2009

Interest-bearing deposits	$216,576	$8,793	$194,188	$8,665
Investment securities	262,554	215,055	261,266	213,787
Mortgage-backed obligations	91,142	133,025	94,229	139,033
FHLB stock	37,371	37,371	37,371	37,371
Total average interest-earning securities and cash equivalents	607,643	394,244	587,014	398,856
Loans receivable	3,677,140	3,925,196	3,701,552	3,934,002
Total average interest-earning assets	4,284,783	4,319,440	4,288,566	4,332,858

Non-interest-earning assets (including fair value adjustments on interest-earning assets)	268,864	199,981	262,193	196,604
Total average assets	$4,553,647	$4,519,421	$4,550,759	$4,529,462

Deposits	$3,830,659	$3,679,653	$3,815,798	$3,686,455
Advances from FHLB	46,026	115,841	57,299	124,882
Other borrowings	180,255	190,151	180,563	174,761
Junior subordinated debentures	123,716	123,716	123,716	123,716
Total average interest-bearing liabilities	4,180,656	4,109,361	4,177,376	4,109,814

Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(38,527)	(18,421)	(37,498)	(13,201)
Total average liabilities	4,142,129	4,090,940	4,139,878	4,096,613

Equity	411,518	428,481	410,881	432,849
Total average liabilities and equity	$4,553,647	$4,519,421	$4,550,759	$4,529,462

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Interest-bearing deposits	0.23%	0.23%	0.23%	0.23%
Investment securities	3.04	3.89	3.07	4.02
Mortgage-backed obligations	4.60	4.73	4.65	4.89
FHLB stock	0.00	0.00	0.00	0.00
Total interest rate yield on securities and cash equivalents	2.09	3.72	2.19	3.86
Loans receivable	5.72	5.67	5.73	5.73
Total interest rate yield on interest-earning assets	5.21	5.49	5.25	5.56

Interest Rate Expense:
Deposits	1.54	2.36	1.61	2.45
Advances from FHLB	2.79	2.34	2.40	2.25
Other borrowings	1.39	1.42	1.41	1.04
Junior subordinated debentures	3.39	4.05	3.38	4.21
Total interest rate expense on interest-bearing liabilities	1.60	2.37	1.67	2.43

Interest spread	3.61%	3.12%	3.58%	3.13%

Net interest margin on interest earning assets	3.65%	3.24%	3.62%	3.25%

Additional Key Financial Ratios (ratios are annualized)
Return (loss) on average assets	(0.44)%	(1.47)%	(0.29)%	(1.15)%
Return (loss) on average equity	(4.82)	(15.46)	(3.17)	(12.01)
Average equity / average assets	9.04	9.48	9.03	9.56
Average interest-earning assets / interest-bearing liabilities	102.49	105.11	102.66	105.43
Non-interest (other operating) income/average assets	0.54	1.77	0.62	1.10
Non-interest (other operating) expenses / average assets	3.35	3.27	3.25	3.15
Efficiency ratio (1)	84.26	67.19	80.70	74.79
Tangible common stockholders’ equity to tangible assets (2)	9.08	6.20	9.08	6.20

(1) Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income)
  (2)  Tangible common equity and tangible assets exclude preferred stock, goodwill, core deposit and other intangibles (see page 35).

Provision and Allowance for Loan Losses.  During the quarter ended June 30, 2010, the provision for loan losses was $16.0 million, compared to $45.0 million for the quarter ended June 30, 2009.  As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  Throughout 2009 and continuing in the first half of 2010, the provision for loan losses has been the most important factor contributing to our disappointing operating results.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.  We believe that the allowance for loan losses as of June 30, 2010 was adequate to absorb the probable losses inherent in the loan portfolio at that date and that the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable.

While the provision for loan losses in the quarter ended June 30, 2010 was significantly less than the previous year, it still remains significantly elevated in relation to our less recent historical loss rates.  Nonetheless, it is meaningful to note that in the second half of the prior year and continuing into the current quarter the pace of net charge-offs and problem loan identification has moderated.  The provisions for loan losses for the quarter and six months ended June 30, 2010 continued to primarily reflect material levels of delinquent and non-performing construction, land and land development loans for one- to four-family properties and additional declines in property values.  It also reflects our concerns that the significant number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  Since the second half of 2008, these concerns have remained elevated as evidence of price declines for certain housing and related lot and land markets has accumulated.  This has been particularly the case in certain areas of the Puget Sound and Portland regions where a significant portion of our construction and development loans are located, although more recently prices in certain sub-markets have shown signs of stabilizing.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor.  We recorded net charge-offs of $16 million for the quarter ended June 30, 2010, compared to $34 million for the same quarter a year earlier.  During the six months ended June 30, 2010, net charge-offs were $30 million, compared to $52 million during the comparable period in 2009.  Non-performing loans decreased by $48 million over the last twelve months to $177 million at June 30, 2010, compared to $225 million at June 30, 2009.  A comparison of the allowance for loan losses at June 30, 2010 and 2009 reflects an increase of $5 million, or 5%, to $96 million at June 30, 2010, from $91 million at June 30, 2009.  Similarly, the allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 2.63% at June 30, 2010, compared to 2.32% at June 30, 2009.  Likewise, the allowance as a percentage of non-performing loans increased to 54% at June 30, 2010, compared to 40% a year earlier.

As of June 30, 2010, we had identified $222 million of impaired loans.  Impaired loans include loans on non-accrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools.  Impaired loans totaling $153 million were subjected to a specific impairment analysis and of those loans, $78 million were found to have no need for an allowance for credit losses as their estimated collateral value is equal to or exceeds their carrying costs, which in some cases is net of substantial write-offs.  The remaining $75 million of loans subjected to a specific impairment analysis were found to require allowances totaling $17 million.  Impaired loans that were collectively evaluated for reserve purposes within homogeneous pools totaled $69 million and were found to require allowances totaling $5 million.  The $69 million evaluated for reserve purposes within homogeneous pools included $44 million of restructured loans which are currently performing according to their restructured terms.

We believe that the allowance for loan losses as of June 30, 2010 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, was $6.2 million for the quarter ended June 30, 2010, compared to $20.0 million for the same quarter in the prior year.  Excluding the fair value adjustments, other operating income from core operations decreased by $1.9 million, or 21%, to $7.0 million for the quarter ended June 30, 2010 compared to $8.9 million for the same quarter prior year, primarily as a result of decreased mortgage banking activity.  The pace of mortgage banking activity began moderating in the final quarter of 2009; however, for much of the prior year it was stronger than in the current year.  As a result of this drop in activity, gains on sale of loans decreased by $2.0 million to $817,000 for the quarter ended June 30, 2010, compared to $2.9 million for the same quarter in the prior year.  Loan sales for the quarter ended June 30, 2010 totaled $53 million, compared to $195 million for the quarter ended June 30, 2009.  The weak pace of economic activity adversely affected our payment processing revenues in both years as activity levels for deposit customers, cardholders and merchants remained subdued although modestly stronger in the most recent quarter.  Despite the restrained level of customer transaction volumes, income from deposit fees and other service charges increased by $224,000, or 4%, to $5.6 million for the quarter ended June 30, 2010, compared to $5.4 million for the same quarter in the prior year, aided in part by growth in our account base.  For the quarter ended June 30, 2010, we recorded an aggregate net loss of $821,000 in fair value adjustments.  By comparison, we recorded a net gain of $11.0 million in fair value adjustments for the quarter ended June 30, 2009.   The fair value adjustments in both the quarters and six months ended June 30, 2010 and 2009 primarily reflect changes in the values of junior subordinated debentures we have issued, partially offset by modest changes in the value of certain investment securities and OTTI charges.

Other operating income, including changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, was $13.9 million for the six months ended June 30, 2010, compared to $24.6 million for the same period a year earlier.

Excluding the fair value adjustments, other operating income from core operations decreased by $2.8 million, or 16%, to $14.1 million for the six months ended June 30, 2010 compared to $16.8 million for the first six months of the prior year, again as a result of decreased mortgage banking activity.  Gains on sale of loans decreased by $3.8 million, or 68%, to $1.8 million for the six months ended June 30, 2010, compared to $5.6 million for the same period in the prior year.  Loan sales for the six months ended June 30, 2010 totaled $121 million, compared to $344 million for the six months ended June 30, 2009.  During the first six months of 2010, we experienced a slight increase in deposit service fees of $448,000 and net loan servicing fees of $650,000.  For the six months ended June 30, 2010, we recorded a net gain of $1.1 million in fair value adjustments, more than offset by $1.2 million of OTTI charges on certain investments.  During the six months ended June 30, 2009, we recorded a net gain of $8.0 million, only partially offset by a minor OTTI charge of $162,000.

Other Operating Expenses.  Other operating expenses for the quarter ended June 30, 2010 increased $1.1 million, or 3%, to $38.0 million compared to $36.9 million for the quarter ended June 30, 2009.  Expenses for the second quarter of 2010 reflected significantly higher costs associated with problem loan collection activities including charges related to REO, and a reduced credit for capitalized loan origination costs, partially offset by reductions in compensation, occupancy and deposit insurance costs.  With regards to the decrease in FDIC deposit insurance expense, during the second quarter of 2009, the FDIC imposed a five basis point special assessment on banks.  The Company paid $2.1 million in addition to regular deposit insurance during that period.  Other operating expenses as a percentage of average assets were 3.35% for the quarter ended June 30, 2010, compared to 3.27% for the same quarter one year earlier.  Expenses related to REO, including losses on sales and valuation adjustments as well as taxes and maintenance, increased $2.4 million, or 131%, to $4.2 million for the quarter ended June 30, 2010, compared to $1.8 million for the same quarter in the prior year.  Professional services increased by $691,000, or 58%, to $1.9 million for the quarter ended June 30, 2010, compared to $1.2 million in the same quarter in the prior year, primarily as a result of legal fees related to collection on nonaccrual loans.  In contrast, salary and employee benefits decreased $735,000, or 4%, to $16.8 million for the quarter ended June 30, 2010 from $17.5 million for the quarter ended June 30, 2009, primarily reflecting reduced staffing levels.  Likewise, occupancy costs decreased $347,000, or 6%, to $5.6 million for the quarter ended June 30, 2010 compared to $5.9 million in the same quarter one year ago as we continued to achieve additional operating efficiencies in this important area.

Other operating expenses for the six months ended June 30, 2010 increased $2.8 million, or 4%, to $73.4 million compared to $70.7 million for the six months ended June 30, 2009.  Expenses for the first half of 2010 reflected significantly higher costs associated with problem loan collection activities including charges related to REO, a reduced credit for capitalized loan origination costs, and higher professional services, partially offset by reductions in compensation, occupancy and deposit insurance costs.  Other operating expenses as a percentage of average assets were 3.25% for the six months ended June 30, 2010, compared to 3.15% for the same period one year earlier.  Expenses related to REO increased $4.8 million, or 198%, to $7.2 million for the six months ended June 30, 2010, compared to $2.4 million for the first half of 2009.  Professional services increased by $784,000, or 33%, to $3.2 million for the six months ended June 30, 2010, compared to $2.4 million in the same period in the prior year, primarily as a result of legal fees related to collection on nonaccrual loans.  In contrast, salary and employee benefits decreased $1.8 million, or 5%, to $33.4 million for the six months ended June 30, 2010 from $35.1 million for the six months ended June 30, 2009, and occupancy costs decreased $797,000, or 7%, to $11.2 million for the six months ended June 30, 2010 compared to $12.0 million in the same period one year ago, again reflecting reduced staffing and additional operating efficiencies.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  Our effective tax rates for the quarters ended June 30, 2010 and 2009 were 48.0% and 40.3%, respectively, in each case reflecting a tax benefit rather than a tax expense.  In both years the effective tax rate reflects the recording of tax credits related to certain Community Reinvestment Act (CRA) investments combined with the tax benefits of tax exempt income from municipal securities and bank-owned life insurance policies.  The impact of those tax credits and tax exempt income, combined with a taxable loss in the current year, results in an effective tax rate that is somewhat higher than the expected statutory rate.

Asset Quality

Over the past two and a half years as housing markets continued to weaken in many of our primary service areas, we have experienced significantly increasing delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  Beginning in the third quarter of 2008 and continuing throughout 2009 and into the early months of 2010, home and lot sales activity has been exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which is reflected in our increased non-performing asset totals.  Further, property values generally declined during this period, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio are showing some signs of stress and increasing levels of non-performing loans as the effects of the recessionary economy are becoming more evident.  As a result, for the quarters and six months ended June 30, 2010 and 2009, our provision for loan losses was significantly higher than historical levels and our normal expectations.  This higher level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues and increased loan collection costs.  Although our future results will depend on the course of recovery from the economic recession, we are actively engaged with our borrowers in resolving problem loans.  While property values have continued to decline in most markets, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results.

Non-Performing Assets:  Non-performing assets decreased to $282 million, or 6.02% of total assets, at June 30, 2010, from $296 million, or 6.27% of total assets at December 31, 2009.  Slow sales and excess inventory in most housing markets have been the primary cause of the elevated levels of delinquencies and foreclosures for residential construction and land development loans, which, including related REO, represented approximately 64% of our non-performing assets at June 30, 2010.  As a result of this softness in the housing market, property values, particularly values for residential land and building lots, declined throughout 2009 and in certain sub-markets continuing through the first half of 2010.  Reflecting these value declines, we maintained the size of our allowance for loan losses even though non-performing loans and total loans outstanding declined.  While less significant, other non-housing-related segments of the loan portfolio also experienced increased non-performing loans as a result of deteriorating economic conditions and we increased the allocated allowance for those portions of our portfolio as well.  At June 30, 2010, our allowance for loan losses was $95.5 million, or 2.63% of total loans and 54% of non-performing loans, compared to $95.3 million, or 2.51% of total loans and 45% of non-performing loans at December 31, 2009.  We continue to believe our level of non-performing loans and assets, which declined slightly during the current quarter, is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land loan portfolios and other non-performing assets in an orderly fashion.  However, our operating results will continue to be adversely impacted until we are able to significantly reduce the level of our non-performing assets.

While non-performing assets are geographically disbursed, they are concentrated largely in land and land development loans.  The primary components of the $283 million in non-performing assets are $175 million in nonaccrual loans, including $111 million of construction and land development loans, and $102 million in REO and other repossessed assets.  While we had a decrease in our nonaccrual loans in the most recent quarter, it was partially offset by a corresponding increase in REO as we continued to work through these problem credits.  The geographic distribution of non-performing construction, land and land development loans and related REO included approximately $83 million, or 46%, in the Puget Sound region, $64 million, or 35%, in the greater Portland market area, $14 million, or 8%, in the greater Boise market area, with the remaining $20 million, or 11%, distributed in various eastern Washington, eastern Oregon and northern Idaho markets.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as non-accrual.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	June 30 2010	December 31 2009	June 30 2009

Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$9,433	$7,300	$7,244
Multifamily	363	383	--
Construction and land	110,931	159,264	180,989
One- to four-family	19,878	14,614	15,167
Commercial business	23,474	21,640	10,508
Agricultural business, including secured by farmland	7,556	6,277	7,478
Consumer	3,588	3,923	2,058
	175,223	213,401	223,444
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	1,137	--	--
Multifamily	--	--	--
Construction and land	692	--	603
One- to four-family	772	358	624
Commercial business	--	--	209
Agricultural business, including secured by farmland	--	--	--
Consumer	118	91	189
	2,719	449	1,625
Total non-performing loans	177,942	213,850	225,069
Securities on nonaccrual at fair value	3,500	4,232	--
REO and other repossessed assets held for sale, net	101,701	77,802	57,197

Total non-performing assets	$283,143	$295,884	$282,266

Total non-performing loans to net loans before allowance for loan losses	4.90%	5.64%	5.75%
Total non-performing loans to total assets	3.78%	4.53%	4.97%
Total non-performing assets to total assets	6.02%	6.27%	6.23%

Restructured loans (2)	$43,899	$43,683	$55,031

Loans 30-89 days past due and on accrual	$26,050	$34,156	$31,453

(1)  For the quarter and six months ended June 30, 2010, interest income of $3.6 million and $7.2 million, respectively, would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

        (2)  These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at June 30, 2010 (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Non-performing loans:
Secured by real estate:
Commercial	$9,488	$744	$338	$--	$10,570
Multifamily	363	--	--	--	363
Construction and land
One- to four-family construction	10,966	6,978	5,568	--	23,512
Multifamily construction	9,280	--	--	--	9,280
Commercial construction	1,551	--	--	--	1,551
Residential land acquisition & development	30,076	16,765	898	--	47,739
Residential land improved lots	3,771	9,610	317	--	13,698
Residential land unimproved	10,644	348	321	--	11,313
Commercial land acquisition & development	--	--	--	--	--
Commercial land improved	454	--	--	--	454
Commercial land unimproved	4,076	--	--	--	4,076
Total construction and land	70,818	33,701	7,104	--	111,623

One- to four-family	13,068	7,582	--	--	20,650
Commercial business	14,117	4,424	958	3,975	23,474
Agricultural business, including secured by farmland	1,775	569	5,212	--	7,556
Consumer	3,422	42	242	--	3,706
Total non-performing loans	113,051	47,062	13,854	3,975	177,942

Securities on nonaccrual	3,000	--	500	--	3,500

REO and repossessed assets	45,199	40,277	16,225	--	101,701

Total non-performing assets	$161,250	$87,339	$30,579	$3,975	$283,143

Percent of non-performing assets	57.0%	30.8%	10.8%	1.4%	100.0%

In addition to the non-performing loans as of June 30, 2010, we had other classified loans with an aggregate outstanding balance of $217 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

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

The most significant of our non-performing loan exposures at June 30, 2010 are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location

$16,230	9.1%	85 residential lots Two completed homes	Greater Seattle-Puget Sound

9,280	5.2	163-unit multi-family complex under construction	Greater Seattle-Puget Sound

8,876	5.0	105 residential lots	Greater Seattle-Puget Sound

6,172	3.5	19 residential lots Three completed homes	Greater Portland, OR area

6,093	3.4	Five parcels of land with plat approval for 51 residential lots	Greater Seattle-Puget Sound

6,091	3.4	68 completed townhouse lots	Greater Portland, OR area

4,437	2.5	85 residential lots Two completed homes	Central Oregon

4,076	2.3	Seven acres commercial land	Greater Seattle-Puget Sound

3,974	2.2	Accounts receivable, inventory and equipment	Helena, MT

3,966	2.2	Unsecured	Central Oregon

3,888	2.2	Dairy cows and farm equipment	Greater Boise area

3,450	1.9	Three residential lots Two completed homes	Greater Spokane, WA

3,251	1.8	30 condo sites 13 completed residential condos	Greater Portland, OR area

2,689	1.5	Accounts receivable, inventory and equipment	Greater Seattle-Puget Sound

2,599	1.5	Land with preliminary plat approval for 29 residential lots 22 unfinished lots	Greater Seattle-Puget Sound

2,456	1.4	18 residential lots	Greater Seattle-Puget Sound

2,444	1.4	Four unfinished homes Four residential lots	Greater Portland, OR area

2,435	1.4	11 completed homes 10 residential lots	Greater Boise/South Idaho area

2,081	1.2	15 residential lots	Greater Portland, OR area

83,454	46.9	Various collateral; relationships under $2 million	Various (mostly in WA, OR, ID)

$177,942	100.0%	Total non-performing loans

At June 30, 2010, we had $101.5 million of REO, the most significant component of which is an unfinished subdivision in the greater Seattle metropolitan area with 167 platted lots and a book value of $14.8 million.  The second largest holding is a mixed-use three-story office/retail commercial property in the greater Seattle area with a book value of $6.8 million.  The third largest holding consists of three contiguous parcels of commercially-zoned land in central Oregon with a book value of $6.1 million.  The fourth largest is a 165-lot townhouse development in the greater Portland area with a book value of $5.7 million.  The fifth largest holding is an unfinished residential subdivision with 35 lots and a book value of $3.5 million in the greater Portland area.  The sixth largest holding is an unfinished residential subdivision with 65 lots and a book value of $3.4 million in the greater Portland area.  The table below summarizes our REO by geographic location and property type as of June 30, 2010 (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$38,544	37.9%
22 completed homes
Six homes under construction
288 residential lots
173 townhouse lots
Finished site for 114 apartments
20 acres of land
One developed parcel of commercial land
One undeveloped parcel of commercial land
			Greater Portland, OR area

33,857	33.4	21 completed homes One mixed-use three-story retail/commercial property One land development project: 167 SFD lots 41 residential lots 25 acres of land One agricultural property with a SFD	Greater Seattle-Puget Sound

16,225	16.0	Six completed four-plexes 13 completed homes 277 residential lots Seven land development projects Three commercial lots 32 townhouse lots	Greater Boise, ID area

6,065	6.0	Three parcels of unimproved land zoned commercial	Other Oregon locations

4,017	4.0	Four completed homes 34 residential lots Two mini-storage sites Two commercial real estate sites	Other Washington locations

2,777	2.7	Two completed homes Three unfinished condos under construction Land for 81 residential lots One agricultural property with a SFD	Greater Spokane, WA area

$101,485	100.0%		Total REO

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

Our primary investing activity is the origination of loans; however, during the six months ended June 30, 2010, repayments exceeded loan originations by $114 million.  In addition, during the six months ended June 30, 2010, we sold $121 million of loans while purchases of securities exceeded repayments and sales of securities by only $212,000.  Net deposits decreased $27 million for the six months ended June 30, 2010.  While public funds and retail deposits were relatively stable, deposit activity for the six months ended June 30, 2010 included a net decrease of $19 million of brokered deposits.  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  FHLB advances (excluding fair value adjustments) decreased an additional $15 million for the quarter ended June 30, 2010 after decreasing $128 million during the first quarter of 2010.  Other borrowings, including $50 million of senior bank notes issued under the TLGP, were nearly unchanged for the six months ended June 30, 2010.  During the quarter the Company announced the completion of an offering of its common stock.  Net receipts, after the deduction for stock offering costs, were $148.0 million through June 30, 2010.  During the first week of July 2010, an additional 7,139,000 shares from the over-allotment option were exercised, which settled on July 2, 2010.  As a result of all of this activity, our overall liquidity remained strong and our net cash position increased by $159 million during the second quarter of 2010 and was $114 million higher on June 30, 2010 than it was at December 31, 2009.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the quarter ended June 30, 2010, we used our sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals and to reduce FHLB advances.  At June 30, 2010, we had outstanding loan commitments totaling $759 million, including undisbursed loans in process and unused credit lines totaling $712 million.  This level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.  We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRBSF borrowings.  We maintain credit facilities with the FHLB of Seattle, which at June 30, 2010 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $955 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $43 million.  Advances under these credit facilities totaled $46 million, or 1% of our assets at June 30, 2010.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank of San Francisco’s Borrower-In-Custody (BIC) program.  Under this program we can borrow up to 65% of eligible loans not already pledged for other borrowings, which we currently estimate would provide additional borrowing capacity of $350 million.  We have utilized facility on a limited basis; however, we had no funds borrowed from the Federal Reserve Bank at June 30, 2010 or 2009.

At June 30, 2010, certificates of deposit amounted to $1.888 billion, or 49% of our total deposits, including $1.605 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At June 30, 2010, Banner Corporation and the Banks each exceeded all current regulatory capital requirements including the requirements included in both the Bank MOU and FRB MOU.  (See Item 1, “Business–Regulation,” and Note 20 of the Notes to the Consolidated Financial Statements included in Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding regulatory capital requirements for Banner and the Banks for the year ended December 31, 2009.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2010, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Banner Corporation—consolidated
Total capital to risk-weighted assets	$639,089	17.12%	$298,716	8.00%
Tier 1 capital to risk-weighted assets	591,812	15.85	149,358	4.00
Tier 1 leverage capital to average assets	591,812	13.02	181,816	4.00

Banner Bank
Total capital to risk-weighted assets	512,933	14.44	284,109	8.00	$355,137	10.00%
Tier 1 capital to risk-weighted assets	467,936	13.18	142,055	4.00	213,082	6.00
Tier 1 leverage capital to average assets	467,936	10.77	173,846	4.00	217,307	5.00

Islanders Bank
Total capital to risk-weighted assets	28,046	13.68	16,398	8.00	20,497	10.00
Tier 1 capital to risk-weighted assets	25,942	12.66	8,199	4.00	12,298	6.00
Tier 1 leverage capital to average assets	25,942	11.94	8,689	4.00	10,861	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, many of the floating-rate loans with interest rate floors are in portions of the portfolio currently experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  As of June 30, 2010, our loans with interest rate floors totaled approximately $1.6 billion and had a weighted average floor rate of 5.74%.  An additional consideration is the lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products as market interest rates change.  These deposit pricing characteristics are particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the narrowing of our net interest margin following the Federal Reserve’s actions to lower market interest rates beginning in late 2007 and accelerating in 2008, as asset yields declined while the reduction in deposit costs lagged.  Further, deposit costs have not declined as much as other short-term market interest rates as credit concerns and liquidity issues for certain large financial institutions, particularly in the summer and fall of 2008, created heightened competitive pricing pressures.  Fortunately, these competitive pressures have decreased over recent quarters and deposit costs have declined sharply over the same period leading to an improving net interest margin.  As previously noted, our net interest margin has been adversely affected by an increase in loan delinquencies as well as changes in the portfolio mix as construction and development lending has slowed.  However, changes in the deposit mix resulting in proportionality more non-interest bearing and transaction and saving accounts have also contributed to recent improvement in our interest margin.

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

The table of Interest Rate Risk Indicators sets forth, as of June 30, 2010, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value
	(dollars in thousands)

+400	$11,204	6.9%	$(156,883)	(23.7)%
+300	11,093	6.8	(125,709)	(19.0)
+200	10,246	6.3	(86,149)	(13.0)
+100	6,358	3.9	(42,027)	(6.3)
0	0	0	0	0
-25	(985)	(0.6)	4,763	0.7
-50	(2,597)	(1.6)	8,818	1.3

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

The table of Interest Sensitivity Gap presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2010.  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2010, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $94.4 million, representing a one-year cumulative gap to total assets ratio of 1.99%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2010 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

Interest Sensitivity Gap as of June 30, 2010	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$321,806	$18,787	$23,653	$2,906	$15	$--	$367,167
Fixed-rate mortgage loans	137,140	93,085	301,401	176,790	168,726	73,638	950,780
Adjustable-rate mortgage loans	480,827	168,814	416,616	186,506	9,612	53	1,262,428
Fixed-rate mortgage-backed securities	27,253	17,956	24,613	3,604	2,196	1,149	76,771
Adjustable-rate mortgage-backed securities	3,198	2,099	6,441	1,062	--	--	12,800
Fixed-rate commercial/agricultural loans	74,019	35,718	73,417	25,575	5,791	1,568	216,088
Adjustable-rate commercial/agricultural loans	514,378	12,994	41,936	11,512	50	--	580,870
Consumer and other loans	154,252	15,180	49,130	20,462	26,636	943	266,603
Investment securities and interest-earning deposits	523,913	10,663	35,537	16,601	33,664	63,235	683,613

Total rate sensitive assets	2,236,786	375,296	972,744	445,018	246,690	140,586	4,417,120

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	161,379	141,288	329,671	329,671	--	--	962,009
Money market deposit accounts	220,610	132,367	88,245	--	--	--	441,222
Certificates of deposit	1,143,787	461,553	241,489	37,249	3,385	50	1,887,513
FHLB advances	4,203	32,800	10,000	--	--	--	47,003
Other borrowings	(18)	--	50,000	--	--	--	49,982
Junior subordinated debentures	97,942	--	25,774	--	--	--	123,716
Retail repurchase agreements	122,755	--	--	--	--	--	122,755

Total rate sensitive liabilities	1,750,658	768,008	745,179	366,920	3,385	50	3,634,200

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$486,128	$(392,712)	$227,565	$78,098	$243,305	$140,536	$782,920
Cumulative excess (deficiency) of interest-sensitive assets	$486,128	$93,416	$320,981	$399,079	$642,384	$782,920	$782,920

Cumulative ratio of interest-earning assets to interest-bearing liabilities	127.77%	103.71%	109.83%	110.99%	117.68%	121.54%	121.54%
Interest sensitivity gap to total assets	10.34%	(8.35)%	4.84%	1.66%	5.17%	2.99%	16.65%
Ratio of cumulative gap to total assets	10.34%	1.99%	6.83%	8.49%	13.66%	16.65%	16.65%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(653.2) million, or (13.9%) of total assets at June 30, 2010.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Quarters Ended June 30, 2010 and 2009” of this report.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are required to comply with the terms of memoranda of understanding that we have entered into with the FDIC and DFI and the Federal Reserve and lack of compliance could result in additional regulatory actions.

On March 23, 2010, the FDIC and the DFI entered into an agreement on a Memorandum of Understanding, or Bank MOU, with Banner Bank. Under the terms of the Bank MOU, Banner Bank may not:

•	appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without the prior written non-objection of the FDIC and/or the DFI; and
•	pay cash dividends to its holding company, Banner Corporation, without the prior written consent of the FDIC and/or the DFI.

Other material provisions of the Bank MOU require Banner Bank to:

•
maintain Tier 1 Capital of not less than 10.0% of Banner Bank’s adjusted total assets pursuant to Part 325 of the FDIC Rules and Regulations by July 21, 2010, and maintain capital ratios above “well capitalized” thresholds as defined under Section 325.103 of the FDIC Rules and Regulations;

•	utilize a comprehensive policy for determining the adequacy of the allowance for loan loss;
•	formulate and implement a written plan addressing retention of profits, reduction of overhead expenses and a budget through 2012 acceptable to the FDIC and the DFI;
•	eliminate from its books all assets classified “Loss” that have not been previously collected or charged-off;
•	by June 30, 2010, reduce all assets classified “Substandard” in the report of examination to not more than 80% of Tier 1 capital plus the allowance for loan losses;
•	develop a written plan for reducing adversely classified assets;
•	develop a written plan for reducing the aggregate amount of its commercial real estate concentration; and
•	revise, adopt and fully implement a written liquidity and funds management policy.

Banner Bank is required to provide the FDIC and DFI with progress reports regarding its compliance with the provisions of the Bank MOU.

In addition, on March 29, 2010, the Federal Reserve Bank of San Francisco entered into a Memorandum of Understanding with Banner Corporation (the FRB MOU).  Under the terms of the FRB MOU, Banner Corporation, without prior written approval, or non-objection, of the Federal Reserve Bank of San Francisco, may not:

·	appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers;
·	receive dividends or any other form of payment or distribution representing a reduction in capital from Banner Bank;
·	declare or pay any dividends, or make any other capital distributions including payments on our junior subordinated debentures underlying our trust preferred securities;
·	incur, renew, increase, or guarantee any debt;
·	issue any trust preferred securities; and
·	purchase or redeem any of our stock.

Under the FRB MOU, we also agreed to take any required action to ensure compliance by Banner Bank with the Bank MOU and to submit to the Federal Reserve Bank of San Francisco for review and approval a plan to maintain minimum levels of capital at Banner Bank, as well as cash flow projections for Banner Corporation through 2011.  We are also limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments.  Under the FRB MOU, the Company is required to provide the Federal Reserve Bank of San Francisco with quarterly progress reports regarding its compliance with the provisions of the FRB MOU and Banner Corporation financial statements.

The Bank MOU and the FRB MOU will remain in effect until stayed, modified, terminated or suspended by the FDIC and the DFI or the Federal Reserve Bank of San Francisco, as the case may be.  If either Banner Corporation or Banner Bank was found not in compliance with their respective MOU, it could be subject to various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and/or directors, and to assess civil monetary penalties.  Management of Banner Corporation and Banner Bank have been taking action and implementing programs to comply with the requirements of the FRB MOU and the Bank MOU, respectively.  Although compliance will be determined by the FDIC, DFI and the Federal Reserve Bank of San Francisco, management believes that Banner Corporation and Banner Bank will comply in all material respects with the provisions of each respective MOU.  Any of these regulators may determine in their sole discretion that the matters covered by the FRB MOU or the Bank MOU have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions.  Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, pay dividends on our common stock or the value of our common stock, as well as our financial condition and results of operations.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on Banner.  For example, one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Banks with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, we did not sell any securities that were not registered under the Securities Act of 1933.

We did not have any repurchases of our common stock from April 1, 2010 through June 30, 2010.

Item 3.             Defaults upon Senior Securities

Not Applicable.

Item 4.             [Removed and Reserved]

Item 5.             Other Information

Not Applicable.

Item 6.             Exhibits

Exhibit	Index of Exhibits

3{a}	Amended and Restated Articles of Incorporation of Registrant [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 28, 2010 (File No. 000-26584)].

3{b}
Certificate of designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

3{c}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 18, 2007 (File No. 0-26584)].

4{a}	Warrant to purchase shares of Company’s common stock dated November 21, 2008 [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

4{b}
Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated November 21, 2008 between the Company and the United States Department of the Treasury [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{a}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{b}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{c}	Employment Agreement with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2010 (File No. 000-265840].

10{d}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{e}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{f}	1996 Management Recognition and Development Plan [incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

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

Banner Corporation

August 6, 2010	/s/ D. Michael Jones
D. Michael Jones
Chief Executive Officer
(Principal Executive Officer)

August 6, 2010	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

59