Form 10-Q
period 2010-09-30
BANNER CORP
filed 2010-11-05
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of October 31, 2010
Common Stock, $.01 par value per share	112,060,332 shares*
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

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of September 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations for the Quarters and Nine Months Ended September 30, 2010 and 2009	4

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Nine Months Ended September 30, 2010 and 2009	5

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2010 and 2009	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	9

Selected Notes to Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	33

Executive Overview	33

Comparison of Financial Condition at September 30, 2010 and December 31, 2009	38

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2010 and 2009	39

Asset Quality	44

Liquidity and Capital Resources	48

Capital Requirements	49

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	50

Sensitivity Analysis	50

Item 4 - Controls and Procedures	54

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	55

Item 1A - Risk Factors	55

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3 - Defaults upon Senior Securities	55

Item 4 – [Removed and Reserved]

Item 5 - Other Information	55

Item 6 - Exhibits	56

SIGNATURES	58

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2010 and December 31, 2009

	September 30	December 31
ASSETS	2010	2009

Cash and due from banks	$488,123	$323,005

Securities—trading, cost $133,468 and $192,853, respectively	101,760	147,151
Securities—available-for-sale, cost $151,694 and $95,174, respectively	153,903	95,667
Securities—held-to-maturity, fair value $72,098 and $76,489, respectively	66,929	74,834

Federal Home Loan Bank (FHLB) stock	37,371	37,371
Loans receivable:
Held for sale, fair value $3,599 and $4,534, respectively	3,545	4,497
Held for portfolio	3,494,557	3,785,624
Allowance for loan losses	(96,435)	(95,269)
	3,401,667	3,694,852

Accrued interest receivable	17,866	18,998
Real estate owned (REO), held for sale, net	107,159	77,743
Property and equipment, net	98,300	103,542
Other intangibles, net	9,210	11,070
Deferred income tax asset, net	--	14,811
Income taxes receivable	12,981	17,436
Bank-owned life insurance (BOLI)	56,141	54,596
Other assets	45,777	51,145
	$4,597,187	$4,722,221
LIABILITIES
Deposits:
Non-interest-bearing	$613,313	$582,480
Interest-bearing transaction and savings accounts	1,459,756	1,341,145
Interest-bearing certificates	1,687,417	1,941,925
	3,760,486	3,865,550

Advances from FHLB at fair value	46,833	189,779
Other borrowings	178,134	176,842
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	48,394	47,694
Accrued expenses and other liabilities	24,624	24,020
Deferred compensation	13,877	13,208
	4,072,348	4,317,093
COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized; Series A – liquidation preference
$1,000 per share, 124,000 shares issued and outstanding	118,602	117,407
Common stock and paid in capital - $0.01 par value per share, 200,000,000 shares authorized, 111,461,893 shares issued: 111,221,512 shares and 21,299,209 shares outstanding at September 30, 2010 and December 31, 2009, respectively	506,418	331,538
Retained earnings (accumulated deficit)	(99,575)	(42,077)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale and/or transferred to held-to-maturity	1,381	249
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 restricted shares outstanding at September 30, 2010 and December 31, 2009	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(8,724)	(9,045)
Liability for common stock issued to deferred, stock related, compensation plans	8,724	9,043
	--	(2)
	524,839	405,128
	$4,597,187	$4,722,221

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Nine Months Ended September 30, 2010 and 2009

	Quarters Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
INTEREST INCOME:
Loans receivable	$51,162	$56,175	$156,394	$168,022
Mortgage-backed securities	972	1,422	3,143	4,792
Other securities and cash equivalents	2,116	1,976	6,317	6,248
	54,250	59,573	165,854	179,062
INTEREST EXPENSE:
Deposits	12,301	20,818	42,799	65,548
FHLB advances	323	630	1,004	2,025
Other borrowings	604	655	1,864	1,553
Junior subordinated debentures	1,100	1,118	3,174	3,700
	14,328	23,221	48,841	72,826

Net interest income before provision for loan losses	39,922	36,352	117,013	106,236

PROVISION FOR LOAN LOSSES	20,000	25,000	50,000	92,000
Net interest income	19,922	11,352	67,013	14,236

OTHER OPERATING INCOME:
Deposit fees and other service charges	5,702	5,705	16,494	16,049
Mortgage banking operations	2,519	2,065	4,284	7,640
Loan servicing fees	146	282	774	260
Miscellaneous	919	768	1,788	1,700
	9,286	8,820	23,340	25,649
Other-than-temporary impairment losses	(3,000)	(1,349)	(4,231)	(1,511)
Net change in valuation of financial instruments carried at fair value	1,366	5,982	2,453	13,940
Total other operating income	7,652	13,453	21,562	38,078

OTHER OPERATING EXPENSES:
Salary and employee benefits	17,093	17,379	50,445	52,508
Less capitalized loan origination costs	(1,731)	(2,060)	(5,076)	(7,010)
Occupancy and equipment	5,546	5,715	16,731	17,697
Information/computer data services	1,501	1,551	4,601	4,684
Payment and card processing expenses	2,018	1,778	5,125	4,786
Professional services	1,500	1,456	4,661	3,833
Advertising and marketing	2,025	1,899	5,717	5,938
Deposit insurance	2,282	2,219	6,623	7,818
State/municipal business and use taxes	630	558	1,643	1,630
REO operations	11,757	2,799	18,981	5,227
Amortization of core deposit intangibles	600	646	1,859	1,997
Miscellaneous	3,107	2,689	8,457	8,205
Total other operating expenses	46,328	36,629	119,767	107,313

Income (loss) before provision for (benefit from) income taxes	(18,754)	(11,824)	(31,192)	(54,999)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	23,988	(5,376)	18,013	(22,777)

NET INCOME (LOSS)	(42,742)	(6,448)	(49,205)	(32,222)

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	1,550	1,550	4,650	4,650
Preferred stock discount accretion	398	373	1,195	1,119
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(44,690)	$(8,371)	$(55,050)	$(37,991)

Earnings (loss) per common share:
Basic	$(0.40)	$(0.44)	$(1.04)	$(2.11)
Diluted	$(0.40)	$(0.44)	$(1.04)	$(2.11)
Cumulative dividends declared per common share:	$0.01	$0.01	$0.03	$0.03

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters and Nine Months Ended September 30, 2010 and 2009

	Quarters Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009
NET INCOME (LOSS)	$(42,742)	$(6,448)	$(49,205)	$(32,222)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax provision (benefit) of ($11), $121, $618 and $51, respectively	(20)	627	1,099	89

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity	11	14	33	42

Other comprehensive income (loss)	(9)	641	1,132	131

COMPREHENSIVE INCOME (LOSS)	$(42,751)	$(5,807)	$(48,073)	$(32,091)

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2010 and 2009

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2010	$117,407	$331,538	$(42,077)	$249	$(1,987)	$(2)	$405,128

Net income (loss)			(49,205)				(49,205)

Change in valuation of securities—available-for-sale, net of income tax				1,099			1,099

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				33			33

Accretion of preferred stock discount	1,195		(1,195)				--

Accrual of dividends on preferred stock			(4,650)				(4,650)

Accrual of dividends on common stock ($.03/share cumulative)			(2,448)				(2,448)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		13,198					13,198

Proceeds from issuance of common stock, net of offering costs		161,637					161,637

Amortization of compensation related to MRP						2	2

Amortization of compensation related to stock options		45					45

BALANCE, September 30, 2010	$118,602	$506,418	$(99,575)	$1,381	$(1,987)	$--	$524,839

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2010 and 2009

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held inTrust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2009	$115,915	$316,740	$2,150	$572	$(1,987)	$(42)	$433,348

Net income (loss)			(32,222)				(32,222)

Change in valuation of securities—available-for-sale, net of income tax				89			89

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				42			42

Additional registration costs for issuance of preferred stock		(46)					(46)

Accretion of preferred stock discount	1,119		(1,119)				--

Accrual of dividends on preferred stock			(4,650)				(4,650)

Accrual of dividends on common stock ($.03/share cumulative)			(561)				(561)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		10,592					10,592

Amortization of compensation related to MRP						32	32

Amortization of compensation related to stock options		99					99

BALANCE, September 30, 2009	$117,034	$327,385	$(36,402)	$703	$(1,987)	$(10)	$406,723

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30
	2010	2009

COMMON STOCK—SHARES ISSUED AND OUTSTANDING:
Common stock, shares issued, beginning of period	21,539	17,152

Purchase and retirement of common stock	--	--
Issuance of common stock for exercised stock options and/or employee stock plans	116	--
Issuance of common stock for stockholder reinvestment program	4,168	2,782
Issuance of common stock	85,639	--
Net number of shares issued during the period	89,923	2,782

COMMON SHARES ISSUED AND OUTSTANDING, END OF PERIOD	111,462	19,934

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(240)
Issuance/adjustment of earned shares	--	--
Number of shares, end of period	(240)	(240)

NET COMMON STOCK—SHARES OUTSTANDING	111,222	19,694

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$(49,205)	$(32,222)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,963	7,433
Deferred income and expense, net of amortization	105	374
Amortization of core deposit and other intangibles	1,860	1,998
Other-than-temporary impairment losses	4,231	1,511
Net change in valuation of financial instruments carried at fair value	(2,453)	(13,940)
Deferred taxes	14,193	(3,038)
Equity-based compensation	47	131
Increase in cash surrender value of bank-owned life insurance	(1,545)	(1,357)
Gain on sale of loans, excluding capitalized servicing rights	(2,994)	(3,210)
Loss on disposal of real estate held for sale and property and equipment, net	1,382	631
Provision for losses on loans and real estate held for sale	59,923	93,579
Purchases of securities—trading	(3,266)	(69,760)
Principal repayments and maturities of securities—trading	50,048	103,383
Origination of loans held for sale	(235,084)	(481,246)
Proceeds from sales of loans held for sale	236,036	483,878
Net change in:
Other assets	10,922	(14,865)
Other liabilities	529	(11,038)
Net cash provided from operating activities	91,692	62,242

INVESTING ACTIVITIES:
Purchases of securities available-for-sale	(161,516)	(48,383)
Principal repayments and maturities of securities available-for-sale	102,704	20,885
Proceeds from sales of securities available-for-sale	1,965	6,458
Purchases of securities held-to-maturity	(1,158)	(17,975)
Principal repayments and maturities of securities held-to-maturity	6,020	1,079
Principal repayments (originations) of loans, net	174,900	(70,652)
Purchases of loans and participating interest in loans	(286)	(1,357)
Purchases of property and equipment, net	(1,741)	(14,478)
Proceeds from sale of other repossessed assets and REO held for sale, net	30,306	29,275
Other	(108)	(345)
Net cash provided from (used by) investing activities	151,086	(95,493)

FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	(105,064)	82,325
Proceeds from FHLB advances	--	231,200
Repayment of FHLB advances	(142,504)	(86,203)
Increase in other borrowings, net	1,285	29,535
Cash dividends paid	(6,212)	(5,748)
Cash proceeds from issuance of stock for stockholder reinvestment program	13,198	10,546
Cash proceeds from issuance of stock in secondary offering, net of offering costs	161,637	--
Net cash provided from (used by) financing activities	(77,660)	261,655

NET INCREASE IN CASH AND DUE FROM BANKS	165,118	228,404

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	323,005	102,750
CASH AND DUE FROM BANKS, END OF PERIOD	$488,123	$331,154

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30
	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$52,132	$79,518
Taxes paid (received) in cash	(561)	(6,451)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	71,102	63,141
Real estate owned transferred to property and equipment	--	7,030
Net decrease in accrued dividends payable	(886)	(537)
Change in other assets/liabilities	177	757

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2010, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (Washington DFI) and the Federal Deposit Insurance Corporation (FDIC).

In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with U.S. Generally Accepted Accounting Principles (GAAP).  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition in the accompanying notes.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and the judgments, estimates and assumptions are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate based on the factual circumstances at the time.  However, because of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

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

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Regulatory Actions: On March 23, 2010, Banner Bank entered into a Memorandum of Understanding (MOU) with the FDIC and Washington DFI.  The Company also entered into a similar MOU with the Federal Reserve Bank of San Francisco on March 29, 2010.  Under its MOU, Banner Bank is required, among other things, to develop and implement plans to reduce commercial real estate concentrations; to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 leverage capital to equal or exceed 10% of average assets.  In addition, Banner Bank will not be able to pay cash dividends to Banner Corporation without prior approval from the FDIC and Washington DFI and the Company and Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  Further, the Company may not pay any dividends on common or preferred stock, pay interest or principal on the balance of its junior subordinated debentures or repurchase our common stock without the prior written non-objection of the Federal Reserve Bank.  See Item 1A, Risk Factors—“We are required to comply with the terms of memoranda of understanding issued by the FDIC and DFI and the Federal Reserve and lack of compliance could result in additional regulatory actions” in our Form 10-Q for the quarter ended June 30, 2010.

Secondary Offering of Common Stock:  On June 30, 2010, the Company announced the initial closing of its offering of 75,000,000 shares of its common stock and the sale of an additional 3,500,000 shares pursuant to the partial exercise of the underwriters’ over-allotment option, at a price to the public of $2.00 per share.  On July 2, 2010, the Company further announced the completion of this offering as the underwriters exercised their over-allotment option for an additional 7,139,000 shares, at a price to the public of $2.00 per share.  Together with the 78,500,000 shares the Company issued on June 30, 2010 (including 3,500,000 shares issued pursuant to the underwriters’ initial exercise of their over-allotment option), the Company issued a total of 85,639,000 shares in the offering, resulting in net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $161.6 million.  Of that amount, $13.6 million (related to the 7,139,000 shares) was recorded in the Consolidated Statements of Changes in Stockholders’ Equity during the quarter ended September 30, 2010, as that portion of the transaction settled after June 30, 2010.

Banner intends to use a significant portion of the net proceeds from the offering to strengthen Banner Bank’s regulatory capital ratios in accordance with the MOU and to support managed growth.  To that end, at September 30, 2010, the Company had invested a cumulative $110 million as additional paid-in common equity in Banner Bank.  As a result, the Tier 1 leverage capital of Banner Bank was 10.77% of average assets on September 30, 2010, unchanged from June 30, 2010, and up from the 9.74% at December 31, 2009.  The Company expects to use the remaining net proceeds for general working capital purposes, including additional capital investments in its subsidiary banks if appropriate.

FDIC Prepayment:  On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay an estimate of their expected quarterly deposit insurance premiums for the fourth quarter of 2009 and for the three years ended December 31, 2010, 2011 and 2012.  Insured institutions were required to deposit funds with the FDIC in the amount of the prepaid assessment on December 30, 2009.  The insured institutions will not receive interest on the deposited funds.  For purposes of calculating an institution’s prepaid assessment amount, for the fourth quarter of 2009 and all of 2010, that institution’s assessment rate was its total base assessment rate in effect on September 30, 2009.  That rate was then increased by three basis points for all of 2011 and 2012.  For purposes of calculating the prepaid amount, an institution’s third quarter 2009 assessment base was also assumed to increase quarterly by an estimated five percent annual growth rate through the end of 2012.  Each institution was directed to record the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 30, 2009.  Thereafter, each institution will record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution will record an expense and an accrued expense payable each quarter for its regular assessment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the institution.  For Banner Corporation, the consolidated balance of the prepaid assessment was $23.4 million at September 30, 2010 and is recorded among “other assets” in the Consolidated Statement of Financial Condition.

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

FDIC Temporary Liquidity Guarantee Program:  Banner Corporation, Banner Bank and Islanders Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the TLGP), which applies to all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out.  Under the TLGP, the FDIC guarantees certain senior unsecured debt of insured institutions and their holding companies, as well as non-interest-bearing transaction account deposits.  Under the transaction account guarantee component of the TLGP, known as TAGP, all non-interest-bearing and certain interest-bearing transaction accounts maintained at Banner Bank and Islanders Bank are insured in full by the FDIC until December 31, 2010, regardless of the standard maximum deposit insurance amounts.  The Banks are required to pay a fee (annualized) on balances of each covered account in excess of $250,000 while the extra deposit insurance is in place.  The annualized fee for the transaction account guarantee program was 10 basis points through December 31, 2009 and will be within a range from 15 to 25 basis points from January 1 through December 31, 2010.

Notably, on September 27, 2010, the FDIC announced that it will not continue the TAGP beyond December 31, 2010.  However, under the FDIC’s proposed rule making of September 27, 2010, separate temporary coverage for non-interest bearing transaction accounts would become effective on December 30, 2010, and terminate on December 31, 2012.  Under the proposed rule all funds held in non-interest bearing transaction accounts would be fully insured, without limit.  Further, unlike the TAGP, all U.S. depository institutions insured by the FDIC must participate; there is no opt out provision.  The FDIC does not plan to charge a separate assessment for the temporary insurance.  As proposed, the FDIC will take into account the cost for this additional coverage in determining the amount of the general assessment the FDIC charges insured U.S. depository institutions under its risk-based assessment system

On March 31, 2009, Banner Bank completed an offering of $50 million of qualifying senior bank notes covered by the TLGP at a fixed rate of 2.625% which mature on March 31, 2012.  Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest.  Under the terms of the TLGP, the Bank is not permitted to use the proceeds from the sale of securities guaranteed under the TLGP to prepay any of its other debt that is not guaranteed by the FDIC.  Banner Bank is required to pay a 1.00% fee (annualized) on this debt, which will result in a total fee of $1.5 million over three years.  None of the senior notes are redeemable prior to maturity.

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

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.  ASU No. 2010-09 establishes separate subsequent event recognition criteria and disclosure requirements for SEC filers.  SEC filers are defined in this update as entities that are required to file or to furnish their financial statements with either the SEC or another appropriate agency (such as the FDIC or Office of Thrift Supervision) under Section 12(i) of the Securities and Exchange Act of 1934, as amended.  Effective with the release date, the financial statements of SEC filers will no longer disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date the financial statements were issued.  The requirement to evaluate subsequent events through the date of issuance is still in place; only the disclosure is affected.  This ASU also removes the requirement to make those disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force.  ASU No. 2010-13 addresses whether an employee stock option should be classified as a liability or as an equity instrument if the exercise price is denominated in the currency in which a substantial portion of the entity’s equity securities trades.  That currency may differ from the entity’s functional currency and from the payroll currency of the employee receiving the option.  This guidance amends ASC 718, Compensation – Stock Compensation, to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition.  The guidance in the ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning on or after December 15, 2010, and did not have a material impact on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force.  ASU No. 2010-18 clarifies that a creditor should not apply specific guidance in ASC 310, Receivables, 40, Troubled Debt Restructurings by Creditors, to acquired loans accounted for as a pooled asset under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  However, that guidance in ASC 310-30 continues to apply to acquired loans within the scope of ASC 310-30 that a creditor accounts for individually.  This amended guidance is effective for a modification of a loan(s) accounted for within a pool under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amended guidance must be applied prospectively, and early application is permitted.  Upon initial application of the amended guidance, an entity may make a one-time election to terminate accounting for loans as a pool under ASC 310-30.  An entity may make the election on a pool-by-pool basis.  The election does not preclude an entity from applying pool accounting to future acquisitions of loans with credit deterioration.  The implementation of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2010, FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures.  Under the provisions of this ASU, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables.  The provisions of ASU No. 2010-20 are effective for periods ending after December 15, 2010, with the exception of the amendments to the rollforward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010.  Comparative disclosures are required only for periods ending subsequent to initial adoption.  We are currently assessing the effects of adopting the provisions of ASU No. 2010-20 and will provide the required disclosure in our 2010 Annual Report filed on Form 10-K.

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

GAAP establishes standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to stockholders.  We have determined that the Company’s current business and operations consist of a single business segment and have presented our consolidated financial statements accordingly.

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	September 30	December 31	September 30
	2010	2009	2009

Interest-bearing deposits included in cash and due from banks	$441,977	$244,641	$270,623
Mortgage-backed or related securities
GNMA	16,105	18,458	20,130
FHLMC	32,160	43,469	47,596
FNMA	35,509	37,549	40,144
Private issuer	3,994	6,465	7,073
Total mortgage-backed securities	87,768	105,941	114,943

U.S. agency obligations	116,188	94,367	79,675
Taxable municipal bonds	2,953	3,717	4,512
Corporate bonds	46,035	43,267	44,515
Total other taxable securities	165,176	141,351	128,702

Tax-exempt municipal bonds	69,504	70,018	74,963

Equity securities (excludes FHLB stock)	144	342	493

Total securities	322,592	317,652	319,101

FHLB stock	37,371	37,371	37,371
	$801,940	$599,664	$627,095

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at September 30, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

	September 30, 2010			December 31, 2009
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total

U.S. Government and agency obligations	$4,168	$4,480	4.4%	$41,178	$41,255	28.0%
Municipal bond:
Taxable	682	716	0.7	1,004	1,034	0.7
Tax exempt	5,755	6,062	6.0	6,065	6,117	4.2
Corporate bonds	63,836	35,095	34.5	76,411	35,017	23.8
Mortgage-backed securities:
FHLMC	18,792	19,754	19.4	25,030	25,837	17.6
FNMA	33,320	35,509	34.9	36,250	37,549	25.5
Equity securities	6,915	144	0.1	6,915	342	0.2
	$133,468	$101,760	100.0%	$192,853	$147,151	100.0%

The amortized cost and estimated fair value of securities—trading at September 30, 2010 and December 31, 2009, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$1,097	$1,127	$550	$565
Due after one year through five years	2,360	2,489	40,232	40,277
Due after five years through ten years	22,436	23,750	21,230	21,641
Due after ten years through twenty years	17,580	18,475	20,931	21,186
Due after twenty years	83,080	55,775	102,995	63,140
	126,553	101,616	185,938	146,809
Equity securities	6,915	144	6,915	342
	$133,468	$101,760	$192,853	$147,151

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities available-for-sale at September 30, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$111,259	$498	$(49)	$111,708	72.6%
Corporate bonds	9,697	--	(6)	9,691	6.3
Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	12,082	323	--	12,405	8.0
GNMA certificates	14,911	1,194	--	16,105	10.5
Other collateralized mortgage obligations	3,745	249	--	3,994	2.6
	$151,694	$2,264	$(55)	$153,903	100.0%

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$53,732	$22	$(642)	$53,112	55.5%
Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	17,410	223	--	17,633	18.4
GNMA certificates	17,741	716	--	18,457	19.3
Other collateralized mortgage obligations	6,291	174	--	6,465	6.8
	$95,174	$1,135	$(642)	$95,667	100.0%

At September 30, 2010 and December 31, 2009, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	September 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$26,404	$(49)	$--	$--	$26,404	$(49)
Corporate bonds	9,691	(6)	--	--	9,691	(6)
	$36,095	$(55)	$--	$--	$36,095	$(55)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$48,713	$(642)	$--	$--	$48,713	$(642)
	$48,713	$(642)	$--	$--	$48,713	$(642)

Management does not believe that any individual unrealized loss as of September 30, 2010 or December 31, 2009 represents other-than-temporary impairment (OTTI).  The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.  At September 30, 2010, there were nine securities—available-for-sale with unrealized losses, compared to eight at December 31, 2009.

The amortized cost and estimated fair value of securities—available-for-sale at September 30, 2010 and December 31, 2009, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$25,334	$25,352	$--	$--
Due after one year through five years	75,628	75,997	48,748	48,257
Due after five years through ten years	19,994	20,049	4,983	4,854
Due after ten years through twenty years	3,745	3,994	5,133	5,196
Due after twenty years	26,993	28,511	36,310	37,360
	$151,694	$153,903	$95,174	$95,667

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities held-to-maturity at September 30, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total
Municipal bonds:
Taxable	$2,237	$100	$--	$2,337	3.2%
Tax exempt	63,442	5,092	(13)	68,521	95.1
Corporate bonds	1,250	12	(22)	1,240	1.7
	$66,929	$5,204	$(35)	$72,098	100.0%

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total
Municipal bonds:
Taxable	$2,683	$66	$(30)	$2,719	3.6%
Tax exempt	63,901	2,731	(72)	66,560	87.0
Corporate bonds	8,250	--	(1,040)	7,210	9.4
	$74,834	$2,797	$(1,142)	$76,489	100.0%

At September 30, 2010 and December 31, 2009, an aging of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	September 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$--	$--	$2,949	$(13)	$2,949	$(13)
Corporate bonds	478	(22)	--	--	478	(22)
	$478	$(22)	$2,949	$(13)	$3,427	$(35)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$2,920	$(43)	$10,112	$(59)	$13,032	$(102)
Corporate bonds	2,556	(444)	3,404	(596)	5,960	(1,040)
	$5,476	$(487)	$13,516	$(655)	$18,992	$(1,142)

Management does not believe that any individual unrealized losses as of September 30, 2010 or December 31, 2009 represent OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.  There were four securities—held-to-maturity with unrealized losses at September 30, 2010, compared to twelve at December 31, 2009.  During the quarter ended September 30, 2010, the Company recognized an OTTI charge of $3.0 million on a single-issue trust preferred security.  During the same quarter a year earlier, the Company recognized an OTTI charge of $1.3 million on a different single-issue trust preferred security.  Based on publicly available financial information on this issuer, the Company determined collectability of the debt was in question and wrote down the fair value of this security to zero.  The debt security had previously been reported as a non-performing, non-accruing investment.  As of September 30, 2010, there were two held-to-maturity non-rated corporate bonds issued by a housing authority in nonaccrual status with an amortized cost of $250,000 each.  At this time, management expects to collect all amounts due for these securities.

The amortized cost and estimated fair value of securities—held-to-maturity at September 30, 2010 and December 31, 2009, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$1,198	$1,203	$2,095	$2,131
Due after one year through five years	10,952	11,541	11,017	11,613
Due after five years through ten years	14,143	14,823	13,794	14,379
Due after ten years through twenty years	37,948	41,383	41,792	42,504
Due after twenty years	2,688	3,148	6,136	5,862
	$66,929	$72,098	$74,834	$76,489

The following table presents, as of September 30, 2010, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value
Purpose or Beneficiary:
Federal Reserve Bank, U.S. Treasury Tax and Loan deposits	$1,658	$1,708
State and local governments public deposits	82,550	87,351
Pacific Coast Bankers’ Bank (PCBB) interest rate swaps	4,836	5,059
Retail repurchase transaction accounts	144,191	148,226
Other	4,517	4,756

Total pledged securities	$237,752	$247,100

The carrying value of investment securities pledged as of September 30, 2010 was $243.4 million.

Note 6:  FHLB STOCK

At September 30, 2010, the Company carried on its books $37.4 million in Federal Home Loan Bank of Seattle (FHLB) stock, which represents our investment in the stock at its par value.  Ownership of this stock allows the Banks access to funding for liquidity and other borrowing needs.  Ownership of FHLB stock is restricted to FHLB member institutions and can only be purchased and redeemed at par.  Shares are not publicly traded and do not have a readily determinable fair value.  FHLB stock is generally acknowledged to be a long-term investment.  Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value.

The FHLB reported that it did not meet all of its regulatory capital targets, including its risk-based capital requirement, as of September 30, 2010 and was classified by its regulator as “under capitalized.”  The FHLB did not pay a dividend for 2009 or the first three quarters of 2010 and will not repurchase capital stock or pay a dividend while it is classified as undercapitalized.  The FHLB reported a risk-based capital surplus of $952.9 million as of September 30, 2010 compared to $531.7 million as of December 31, 2009.  The FHLB’s total capital at September 30, 2010 was $1.101 billion compared to $993.7 million at December 31, 2009.  In addition, on October 25, 2010, the FHLB received a consent order from the Federal Housing Financing Agency, its primary regulator.  The Company is currently reviewing the potential impact of the consent order but does not believe that it will have a material impact on the current value of the FHLB stock.

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

Based on the above, the Company has determined there is not an impairment of its FHLB stock investment as of September 30, 2010.

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

Our loans receivable, including loans held for sale, at September 30, 2010 and 2009 and December 31, 2009 are summarized as follows (dollars in thousands):

	September 30 2010		December 31 2009		September 30 2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans (including loans held for sale):
Commercial real estate
Owner occupied	$526,599	15.1%	$509,464	13.4%	$481,698	12.4%
Investment properties	534,338	15.3	573,495	15.1	585,206	15.0
Multifamily real estate	150,396	4.3	153,497	4.1	152,832	3.9
Commercial construction	64,555	1.8	80,236	2.1	83,937	2.2
Multifamily construction	48,850	1.4	57,422	1.5	62,614	1.6
One- to four-family construction	174,312	5.0	239,135	6.3	277,419	7.1
Land and land development
Residential	189,948	5.4	284,331	7.5	322,030	8.3
Commercial	24,697	0.7	43,743	1.2	47,182	1.2
Commercial business	596,152	17.0	637,823	16.8	678,187	17.4
Agricultural business, including secured by farmland	210,904	6.0	205,307	5.4	225,603	5.8
One- to four-family real estate	681,138	19.5	703,277	18.6	676,928	17.4

Consumer	106,922	3.1	110,937	2.9	114,354	2.9
Consumer secured by one- to four-family real estate	189,291	5.4	191,454	5.1	188,204	4.8
Total consumer	296,213	8.5	302,391	8.0	302,558	7.7
Total loans outstanding	3,498,102	100.0%	3,790,121	100.0%	3,896,194	100.0%

Less allowance for loan losses	(96,435)		(95,269)		(95,183)

Total net loans outstanding at end of period	$3,401,667		$3,694,852		$3,801,011

Loans are net of unearned, unamortized loan fees or discounts of $10.8 million, $11.2 million and $9.8 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

Loans serviced for others totaled $711.4 million and $506.2 million at September 30, 2010 and 2009, respectively.  Custodial accounts maintained in connection with this servicing totaled $4.4 million and $3.5 million at September 30, 2010 and 2009, respectively.

The geographic concentration of our loans by state at September 30, 2010 was as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Commercial real estate
Owner occupied	$399,039	$76,861	$45,561	$5,138	$526,599
Investment properties	397,868	87,980	43,848	4,642	534,338
Multifamily real estate	123,771	12,216	9,968	4,441	150,396
Commercial construction	44,163	8,347	12,045	--	64,555
Multifamily construction	26,551	23,299	--	--	48,850
One- to four-family construction	86,789	76,948	10,575	--	174,312
Land and land development
Residential	99,078	75,418	15,452	--	189,948
Commercial	21,126	1,138	2,433	--	24,697
Commercial business	414,321	97,683	68,150	15,998	596,152
Agricultural business, including secured by farmland	110,118	41,328	59,412	46	210,904
One- to four-family real estate	444,407	206,867	27,487	2,377	681,138

Consumer	76,341	23,515	7,066	--	106,922
Consumer secured by one- to four-family real estate	133,112	42,285	13,394	500	189,291
Total consumer	209,453	65,800	20,460	500	296,213
Total loans outstanding	$2,375,684	$773,885	$315,391	$33,142	$3,498,102

Percent of total loans	67.9%	22.1%	9.0%	1.0%	100.0%

The geographic concentration of our land and land development loans by state at September 30, 2010 was as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential
Acquisition and development	$52,580	$47,151	$5,139	$104,870
Improved land and lots	32,910	21,316	1,356	55,582
Unimproved land	13,588	6,951	8,957	29,496
Commercial and industrial
Acquisition and development	5,257	--	562	5,819
Improved land	8,751	--	--	8,751
Unimproved land	7,118	1,138	1,871	10,127

Total land and land development loans outstanding	$120,204	$76,556	$17,885	$214,645

Percent of total land and land development loans	56.0%	35.7%	8.3%	100.0%

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

	September 30, 2010		December 31, 2009
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual	$165,835	$16,370	$213,401	$18,872
Accrual, including TDRs	51,908	2,911	48,337	3,309
Total impaired loans	$217,743	$19,281	$261,738	$22,181

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

	September 30 2010	December 31 2009	September 30 2009
Fixed-rate (term to maturity):
Due in one year or less	$223,338	$162,894	$158,037
Due after one year through three years	251,829	198,107	212,845
Due after three years through five years	160,473	239,145	240,487
Due after five years through ten years	120,320	142,900	147,342
Due after ten years	537,803	551,375	525,165
	1,293,763	1,294,421	1,283,876
Adjustable-rate (term to rate adjustment):
Due in one year or less	1,353,793	1,582,046	1,717,898
Due after one year through three years	458,125	417,777	382,274
Due after three years through five years	356,621	447,228	464,586
Due after five years through ten years	35,204	47,287	47,560
Due after ten years	596	1,362	--
	2,204,339	2,495,700	2,612,318

	$3,498,102	$3,790,121	$3,896,194

The adjustable-rate loans may have interest rate adjustment limitations and are generally indexed to various Prime or London Interbank Offered Rates (LIBOR), or One- to Five-Year Constant Maturity Treasury Indices or FHLB borrowing rates.  Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that primarily have been utilized to fund these loans.

Note 8:  ALLOWANCE FOR LOAN LOSSES

The following is a schedule of our allocation of the allowance for loan losses at the dates indicated (dollars in thousands):

	September 30 2010	December 31 2009	September 30 2009

Specific or allocated loss allowances:
Commercial real estate	$6,988	$8,278	$7,580
Multifamily real estate	3,870	90	89
Construction and land	38,666	45,209	49,829
One- to four-family real estate	3,555	2,912	2,304
Commercial business	23,114	22,054	20,906
Agricultural business, including secured by farmland	2,486	919	1,540
Consumer	1,899	1,809	1,758
Total allocated	80,578	81,271	84,006

Estimated allowance for undisbursed commitments	1,534	1,594	2,202
Unallocated	14,323	12,404	8,975
Total allowance for loan losses	$96,435	$95,269	$95,183

Allowance for loan losses as a percentage of total loans outstanding	2.76%	2.51%	2.44%

Allowance for loan losses as a percentage of non-performing loans	57%	45%	39%

An analysis of the changes in our allowance for loan losses is as follows (dollars in thousands):

	Quarters Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Balance, beginning of the period	$95,508	$90,694	$95,269	$75,197

Provision for loan losses	20,000	25,000	50,000	92,000

Recoveries of loans previously charged off:

Commercial real estate	--	--	--	--
Multifamily real estate	--	--	--	--
Construction and land	163	299	785	617
One- to four-family real estate	54	21	125	112
Commercial business	204	120	2,089	439
Agricultural business, including secured by farmland	9	6	9	28
Consumer	77	152	205	215
	507	598	3,213	1,411
Loans charged off:

Commercial real estate	(1)	--	(93)	--
Multifamily real estate	--	--	--	--
Construction and land	(11,802)	(16,614)	(31,781)	(56,321)
One- to four-family real estate	(1,134)	(856)	(5,377)	(3,128)
Commercial business	(5,802)	(3,060)	(12,033)	(9,292)
Agricultural business, including secured by farmland	(492)	--	(1,480)	(3,186)
Consumer	(349)	(579)	(1,283)	(1,498)
	(19,580)	(21,109)	(52,047)	(73,425)

Net (charge-offs) recoveries	(19,073)	(20,511)	(48,834)	(72,014)

Balance, end of the period	$96,435	$95,183	$96,435	$95,183

Net loan charge-offs to average outstanding loans during the period	0.53%	0.53%	1.34%	1.83%

Note 9:  REAL ESTATE OWNED, NET

The following table presents the changes in REO, net of valuation allowance, for the quarters and nine months ended September 30, 2010 and 2009 (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009

Balance, beginning of the period	$101,485	$56,967	$77,743	$21,782

Additions from loan foreclosures	25,694	10,013	70,906	62,051
Additions from capitalized costs	841	1,689	2,357	4,352
Dispositions of REO	(12,145)	(13,439)	(32,556)	(25,615)
Transfers to property and equipment	--	--	--	(7,030)
Gain (loss) on sale of REO	(133)	(188)	(1,368)	(385)
Valuation adjustments in the period	(8,583)	(1,466)	(9,923)	(1,579)

Balance, end of the period	$107,159	$53,576	$107,159	$53,576

The following table shows REO by type and geographic location by state as of September 30, 2010 (in thousands):

	Washington	Oregon	Idaho	Total

Commercial real estate	$10,300	$--	$--	$10,300
One- to four-family construction	891	2,260	--	3,151
Land development- commercial	6,168	6,065	225	12,458
Land development- residential	25,257	26,180	7,620	59,057
Agricultural land	329	--	1,782	2,111
One- to four-family real estate	10,376	7,611	2,095	20,082
Balance, end of period	$53,321	$42,116	$11,722	$107,159

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

Note 10:  OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Other Intangible Assets:  At September 30, 2010, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

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

The following table summarizes the changes in the Company’s core deposit intangibles and other intangibles for the nine months ended September 30, 2010 and 2009 (in thousands):

	Core Deposit Intangibles	Other	Total
Balance, December 31, 2009	$11,057	$13	$11,070
Amortization	(1,859)	(1)	(1,860)
Impairment write-off	--	--	--
Balance, September 30, 2010	$9,198	$12	$9,210

	Core Deposit Intangibles	Other	Total
Balance, December 31, 2008	$13,701	$15	$13,716
Amortization	(1,997)	(1)	(1,998)
Impairment write-off	--	--	--
Balance, September 30, 2009	$11,704	$14	$11,718

Estimated annual amortization expense with respect to existing intangibles as of September 30, 2010 is as follows (in thousands):

Year Ended	Core Deposit Intangibles	Other	Total
December 31, 2010	$2,459	$2	$2,461
December 31, 2011	2,276	2	2,278
December 31, 2012	2,092	2	2,094
December 31, 2013	1,908	2	1,910
December 31, 2014	1,724	2	1,726
Thereafter	598	3	601
	$11,057	$13	$11,070

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets.  Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  Mortgage servicing rights as a percentage of related loans serviced for others was 1.03% and 1.18% at September 30, 2010 and 2009, respectively.

An analysis of our mortgage servicing rights for the quarters and nine months ended September 30, 2010 and 2009 is presented below (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009

Balance, beginning of the period	$5,315	$5,364	$5,703	$3,554
Amounts capitalized	873	1,149	1,290	4,430
Amortization (1)	(579)	(415)	(1,384)	(1,586)
Valuation adjustments in the period	--	--	--	(300)

Balance, end of the period	$5,609	$6,098	$5,609	$6,098

(1) Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and includes any remaining unamortized balance, which is written off if the loan repays in full.

Note 11:  DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Deposits consisted of the following at September 30, 2010 and 2009 and December 31, 2009 (dollars in thousands):

	September 30 2010		December 31 2009		September 30 2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$613,313	16.3%	$582,480	15.1%	$546,956	14.2%
Interest-bearing checking	359,923	9.6	360,256	9.3	329,820	8.5
Regular savings accounts	618,144	16.4	538,765	13.9	521,663	13.5
Money market accounts	481,689	12.8	442,124	11.4	454,063	11.8
Total transaction and saving accounts	2,073,069	55.1	1,923,625	49.7	1,852,502	48.0

Certificates which mature or reprice:
Within 1 year	1,235,720	32.9	1,593,575	41.3	1,562,733	40.5
After 1 year, but within 3 years	396,683	10.5	311,115	8.0	407,160	10.5
After 3 years	55,014	1.5	37,235	1.0	38,780	1.0
Total certificate accounts	1,687,417	44.9	1,941,925	50.3	2,008,673	52.0

Total deposits	$3,760,486	100.0%	$3,865,550	100.0%	$3,861,175	100.0%

Included in total deposits:
Public transaction accounts	$72,076	1.9%	$78,202	2.0%	$44,645	1.2%
Public interest-bearing certificates	82,045	2.2	88,186	2.3	98,906	2.6
Total public deposits	$154,121	4.1%	$166,388	4.3%	$143,551	3.8%

Total brokered deposits	$144,013	3.8%	$165,016	4.3%	$186,087	4.8%

Geographic Concentration of Deposits at September 30, 2010 (in thousands)	Washington	Oregon	Idaho	Total

	$2,890,015	$607,279	$263,192	$3,760,486

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

The following table presents customer repurchase agreement balances as of September 30, 2010 and 2009 and December 31, 2009 (in thousands):

	September 30 2010	December 31 2009	September 30 2009

Retail Repurchase Agreements	$128,149	$124,330	$124,795

Note 12:  FAIR VALUE ACCOUNTING AND MEASUREMENT

We have elected to record certain assets and liabilities at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale).  The GAAP standard (ASC 820, Fair Value Measurements) establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  Among other things, the standard requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our estimates for market assumptions.  These two types of inputs create the following fair value hierarchy:

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

•
The securities assets primarily consist of U.S. Government Agency obligations, municipal bonds, corporate bonds, single issue trust preferred securities (TPS), pooled trust preferred collateralized debit obligation securities (TRUP CDO), mortgage-backed securities, equity securities and certain other financial instruments.  At September 30, 2010, management used inputs from each of the three fair value hierarchy levels to value these assets.  The Level 1 measurements are based upon quoted prices in active markets.  The Level 2 measurements are generally based upon a matrix pricing model from an investment reporting and valuation service.  Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Level 3 measurements are based primarily on unobservable inputs.  In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate.  These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  This has been particularly true for our TRUP CDO securities.  As of September 30, 2010, we owned approximately $33 million in current par value of these securities, exclusive of those securities we elected to write-off completely.  The market for these securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are currently very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for TRUP CDOs:

o	The few observable transactions and market quotations that were available are not reliable for purposes of determining fair value at September 30, 2010,

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

The TRUP CDO valuations were prepared by an independent third party who used its proprietary cash flow model recognized as an industry standard for analyzing all types of collateralized debt obligations.  Its approach to determining fair value involves considering the credit quality of the collateral using average risk-neutral probability of default values, assumes a level of defaults based on the probability of default of each underlying trust preferred security and assumed level of correlation among the assets, and creates an expected cash flows for each security, discounted at the risk-free rate plus a liquidity premium.

Where possible, management reviewed the valuation methodology and assumptions used by the independent third party providers, determined that with respect to performing securities the fair value estimates were reasonable and utilized those estimates in our reported financial statements.  However, beginning with the quarter ended June 30, 2009 and continuing with the quarter ended September 30, 2010, for two securities for which we currently are not receiving any cash payments, management elected to override the third party fair value estimates and to reflect the fair value of these securities at zero, resulting in an OTTI charge.

At September 30, 2010, we also directly owned approximately $20 million in current par value of TPS securities issued by three individual financial institutions for which no market data or independent valuation source is available.  Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values.  Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions.  Since these three TPS securities are also concentrated in the financial institutions sector, which continues to be under significant pricing pressure at September 30, 2010, management applied credit factors to differentiate these issues based upon its judgment of the risk profile of the various issuers.  These credit factors were then incorporated into the model at September 30, 2010, and discount rates equal to three-month LIBOR plus 600 to 800 basis points were used to calculate the respective fair values of these securities.  We also have one TPS security with a par value of $5 million that is not actively traded, but for which more market data is available permitting a Level 2 fair value measurement.

In addition to the three TPS considered Level 3 and one TPS considered Level 2, on its credit analysis, management determined that collection of two specific TPS securities was highly unlikely and therefore elected to write off the balance of these securities as OTTI charges—one in the third quarter of 2009 and one during the first quarter of 2010.  Further, during the quarter ended September 30, 2010, the Company recognized an OTTI charge of $3.0 million on a single-issue trust preferred security which was classified as held-to-maturity.  Based on publicly available financial information on this issuer, the Company determined that collectability of the debt was in question and wrote down the value of this security to zero.  The debt security had previously been reported as a non-performing, non-accruing investment.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS debt that the Company has issued) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that we would elect early redemption.  The majority, $98 million, of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  The remaining $26 million issue has a current interest rate of 6.56%, which is fixed through December 2011 and then resets quarterly to equal three-month LIBOR plus a spread of 1.62%.  In valuing the debentures at September 30, 2010, management evaluated discounted cash flows to maturity and for the discount rate used the September 30, 2010 three-month LIBOR plus 800 basis points.  While the quarterly reset of the index on this debt would seemingly keep it close to market values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method.  However, as noted above in the discussion of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management considers this to be a Level 3 input method.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010

	Total	Level 1	Level 2	Level 3
Assets:
Securities—available-for-sale
U.S. government and agency	$111,708	$--	$111,708	$--
Corporate bonds	9,691		9,691
Mortgage-backed securities	32,504	--	32,504	--
	153,903	--	153,903	--
Securities—trading
U.S. government and agency	4,480	--	4,480	--
Municipal bonds	6,778	--	6,778	--
TPS and TRUP CDOs	35,095	--	5,125	29,970
Mortgage-backed securities	55,263	--	55,263	--
Equity securities and other	144	--	144	--
	101,760	--	71,790	29,970

	$255,663	$--	$225,693	$29,970
Liabilities
Advances from FHLB at fair value	$46,833	$--	$46,833	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	48,394	--	--	48,394

	$95,227	$--	$46,833	$48,394

	December 31, 2009

	Total	Level 1	Level 2	Level 3
Assets:
Securities—available-for-sale
U.S. government and agency	$53,112	$--	$53,112	$--
Mortgage-backed securities	42,555	--	42,555	--
	95,667	--	95,667	--
Securities—trading
U.S. government and agency	41,255	--	41,255	--
Municipal bonds	7,151	--	7,151	--
TPS and TRUP CDOs	35,017	4,825	--	30,192
Mortgage-backed securities	63,386	--	63,386	--
Equity securities and other	342	328	14	--
	147,151	5,153	111,806	30,192

	$242,818	$5,153	$207,473	$30,192
Liabilities
Advances from FHLB at fair value	$189,779	$--	$189,779	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	47,694	--	--	47,694

	$237,473	$--	$189,779	$47,694

The following tables provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the nine months ended September 30, 2010 and 2009 (in thousands):

	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2009	$30,192	$47,694

Total gains or losses recognized
Asset gains (losses)	(222)	--
Liability (gains) losses	--	700
Purchases, issuances and settlements	--	--
Paydowns and maturities	--	--
Transfers in and/or out of Level 3	--	--
Ending balance at September 30, 2010	$29,970	$48,394

	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2008	$30,490	$49,563

Total gains or losses recognized
Asset gains (losses)	850	--
Liability (gains) losses	--	(1,704)
Purchases, issuances and settlements	--	--
Paydowns and maturities	--	--
Transfers in and/or out of Level 3	--	--
Ending balance at September 30, 2009	$31,340	$47,859

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

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded.  These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan.  If we determine that the value of the impaired loan is less than the carrying value of the loan, we either establish an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charge off the impaired amount.  The remaining impaired loans are evaluated for reserve needs in homogenous pools within our ALLL methodology.  As of September 30, 2010, the Company reviewed all of its classified loans totaling $384 million and identified $218 million which were considered impaired.  Of those $218 million in impaired loans, $164 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established.  The $164 million had original carrying values of $202 million which have already been reduced by partial write-downs totaling $38 million.  In addition to these write-downs, in order to bring the impaired loan balances to fair value, we have also established $16 million in specific reserves on these impaired loans.  Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $54 million and were found to require allowances totaling $4 million.  The $54 million evaluated for reserve purposes within homogeneous pools included $27 million of restructured loans which are currently performing according to their restructured terms.

The Company also records REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to or less than the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.  We consider any valuation inputs related to REO to be Level 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the three months ended September 30, 2010, we recognized $8.6 million of additional impairment charges related to these types of assets, compared to $1.5 million for the same quarter one year earlier.  For the nine months ended September 30, 2010, these impairment charges totaled $9.9 million, compared to $1.6 million for the same period in 2009.

The following tables present the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the ASC 820 fair value hierarchy of the fair value measurements for those assets at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$88,564	--	--	$88,564
REO	107,159	--	--	107,159
Mortgage servicing rights	5,609	--	--	5,609

	December 31, 2009
	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$111,945	--	--	$111,945
REO	77,743	--	--	77,743
Mortgage servicing rights	5,703	--	--	5,703

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 whether or not recognized or recorded in the consolidated balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Assets:
Cash and due from banks	$488,123	$488,123	$323,005	$323,005
Securities—trading	101,760	101,760	147,151	147,151
Securities—available-for-sale	153,903	153,903	95,667	95,667
Securities—held-to-maturity	66,929	72,098	74,834	76,489
Loans receivable held for sale	3,545	3,599	4,497	4,534
Loans receivable	3,398,122	3,225,687	3,690,355	3,490,419
FHLB stock	37,371	37,371	37,371	37,371
Bank-owned life insurance (BOLI)	56,141	56,141	54,596	54,596
Mortgage servicing rights	5,609	5,609	5,703	5,703

Liabilities:
Demand, NOW and money market accounts	1,454,925	1,373,657	1,384,860	1,272,322
Regular savings	618,144	584,901	538,765	495,409
Certificates of deposit	1,687,417	1,698,692	1,941,925	1,954,825
FHLB advances at fair value	46,833	46,833	189,779	189,779
Junior subordinated debentures at fair value	48,394	48,394	47,694	47,694
Other borrowings	178,134	178,134	176,842	176,447

Off-balance-sheet financial instruments:
Commitments to originate loans	203	203	362	362
Commitments to sell loans	(203)	(203)	(362)	(362)

Fair value estimates, methods and assumptions are set forth below for the Company’s financial and off-balance-sheet instruments:

Cash and Due from Banks:  The carrying amount of these items is a reasonable estimate of their fair value.

Securities:  The estimated fair values of investment securities and mortgaged-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads for some of the

Company’s TPS and TRUP CDOs (see earlier discussion above in determining the securities’ fair market value), management has classified all but one of its trust preferred securities as a Level 3 fair value measure.

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

Commitments:  Commitments to sell loans with notional balances of $72 million and $25 million at September 30, 2010 and December 31, 2009, have a carrying value of $203,000 and $362,000, respectively, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $72 million and $25 million at September 30, 2010 and December 31, 2009, have a carrying value of ($203,000) and ($362,000) at September 30, 2010 and December 31, 2009, respectively.  The fair value of commitments to sell loans and of interest rate locks reflect changes in the level of market interest rates from the date of the commitment or rate lock to the date of our financial statements.  Other commitments to fund loans totaled $761 million and $777 million at September 30, 2010 and December 31, 2009, respectively, and have no carrying value at both dates, representing the cost of such commitments.  There were no commitments to purchase or sell securities at September 30, 2010 or December 31, 2009.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 13:  INCOME TAXES AND DEFERRED TAXES

The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2009, 2008 and 2007.

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

Under GAAP (ASC 740), a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions.  Positive evidence reviewed included long-term earnings history prior to recent economic downturn, recent improved performance trends, proven ability to forecast earnings and our projections of future income, capital levels and net operating loss carryback availability.  Negative evidence reviewed included the losses sustained by the Company during the past three years and continuing into the current quarter, the elevated level of non-performing assets and related credit and operational expense, and the current economic environment.

At December 31, 2009, the Company had recorded net deferred income tax assets of approximately $14.8 million and current taxes receivable of $17.4 million.  By June 30, 2010, the net deferred tax asset decreased slightly to $14.4 million, while tax benefits for the first two quarters of 2010 increased our current taxes receivable to $22.6 million.  During the third quarter of 2010, it was determined that the Company would provide a full valuation allowance against its net deferred tax assets.  Reasons for the determination included the negative evidence of three years of cumulative losses, the modest pace of economic recovery, and the continued difficulty in segments of the loan portfolio that put a near-term return to profitability in question.  The first step in this process was to reclassify any excess current tax receivable into the deferred tax asset.  After this reclassification, a valuation allowance was established against the entire net deferred tax asset, reducing the September 30, 2010 balance to zero.  The individual components of the gross deferred tax assets and liabilities are noted in the table below.  Our largest deferred tax item is related to the allowance for loan losses.  For federal income tax purposes, only net loan charge-offs are deductible, not the recorded provision for loan losses.  The difference between these two methodologies creates a deferred tax asset related to the allowance for loan losses of $36.5 million.  Two other significant components of our deferred tax asset relate to the timing of deferred compensation of $6.6 million and our net operating loss carryforward (after the reclassification from current taxes receivable during the current period) of $22.9 million.  Our material deferred tax liabilities relate to fair value adjustments for financial instruments carried at fair value of $21.8 million, FHLB stock dividends of $6.2 million, timing differences related to depreciation of $5.4 million, loan origination costs of $4.7 million, and intangible assets of $3.3 million.

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax asset as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Deferred tax assets:
REO and loan loss reserves	$36,507	$35,653
Deferred compensation	6,595	6,470
Net operating loss carryforward	22,861	5,586
Other	45	97
	66,008	47,806
Deferred tax liabilities:
FHLB stock dividends	6,230	6,230
Depreciation	5,396	5,423
Deferred loan fees, servicing rights and loan origination costs	4,749	5,002
Intangibles	3,302	3,969
Financial instruments accounted for under fair value accounting	21,794	12,194
	41,471	32,819

Deferred income tax asset	24,537	14,988

Unrealized gain on securities available-for-sale	(795)	(177)

Valuation allowance	(23,742)	--

Deferred tax asset, net	$--	$14,811

Note 14:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Quarters Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009

Net income (loss)	$(42,742)	$(6,448)	$(49,205)	$(32,222)
Preferred stock dividend accrual	1,550	1,550	4,650	4,650
Preferred stock discount accretion	398	373	1,195	1,119
Net income (loss) available to common shareholders	$(44,690)	$(8,371)	$(55,050)	$(37,991)

Basic weighted average shares outstanding	110,515	19,023	52,690	17,983
Plus restricted stock, common stock options and common stock warrants considered outstanding for diluted EPS	1	4	2	3
Less dilutive shares not included as they are anti-dilutive for
calculations of earning (loss) per share	(1)	(4)	(2)	(3)
	110,515	19,023	52,690	17,983

Earnings (loss) per common share
Basic	$(0.40)	$(0.44)	$(1.04)	$(2.11)
Diluted	$(0.40)	$(0.44)	$(1.04)	$(2.11)

Note 15:  STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders:  the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).  Authority to grant awards under the 1996 MRP and 1996 and 1998 SOPs has expired and, as of September 30, 2010, there were only 59,045 options eligible for grants under the 2001 SOP.  The Company granted 115,955 shares of restricted common stock to Mark J. Grescovich, President and CEO of Banner Bank and the Company on August 22, 2010.  The restricted shares were granted to Mr. Grescovich in accordance with his employment agreement, which, as an inducement material to his joining the Company and the Bank, provided for the granting of restricted shares on the six-month anniversary of the effective date of the agreement.  The restricted stock grant was among the terms promised to Mr. Grescovich prior to his accepting employment with the Company and the Bank.  The shares vest in one-third annual increments over the next three years.  No other awards were issued under the MRP or SOP plans during 2009 or the nine months ended September 30, 2010.  Stock based compensation costs related to the SOPs were $9,000 and $25,000 for the quarters ended September 30, 2010 and 2009, respectively, and $45,000 and $99,000 for the nine months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, there were options for 477,422 shares outstanding with a weighted average exercise price of $22.31 per share and a weighted average remaining contractual term of 3.05 years.  None of the options had any intrinsic value on that date.  The Company had $42,000 of total unrecognized compensation costs related to stock options at September 30, 2010 that are expected to be recognized over the remaining contractual term of the underlying grants.  All compensation expense related to the MRP program was fully amortized as of September 30, 2010.

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on the Company common stock and changes in Banner Bank’s average earnings rate, and for accounting purposes is considered a stock appreciation right (SAR).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Form 8-Ks filed with SEC on July 19, 2006 and May 6, 2008.  The accounting standards require us to remeasure the fair value of SARs each reporting period until the award is settled.  In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting.  We did not recognize any compensation expense related to the change in the fair value of SARs and additional vesting during the quarters ended September 30, 2010 and 2009, although this expense was $137,000 and $16,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  As of September 30, 2010, outstanding commitments for which no liability has been recorded consisted of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$104,478
Revolving open-end lines secured by one-to four- family residential properties	118,540
Real estate secured by one- to four-family residential properties	71,706
Credit card lines	63,293
Other, primarily business and agricultural loans	393,541
Standby letters of credit and financial guarantees	9,219

Total commitments	$760,777

Commitments to sell loans secured by one- to four-family residential properties	$71,706

Interest rate swaps (notional amount)	$19,336

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis and other portions of this report on Form 10-Q contain certain forward-looking statements concerning our future operations.  These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including our compliance with the Memoranda of Understanding and the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or any of the Banks which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; future legislative changes in the United States Department of Treasury (Treasury) Troubled Asset Relief Program (TARP) Capital Purchase Program; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act).  Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it more difficult to anticipate the overall financial impact on the Company and the financial services industry.  Provisions in the legislation could also increase the capital requirements applicable to the Company and the Bank and could require the Company to seek additional sources of capital in the future.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2010, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  As of September 30, 2010, we had total consolidated assets of $4.6 billion, total loans of $3.5 billion, total deposits of $3.8 billion and total stockholders’ equity of $525 million.

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

Weak economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 and generally continued in 2009 and into the present time have presented an unusually challenging environment for banks.  For Banner Corporation, this has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our previous historical experience and has also affected our net interest income and other operating revenues and expenses.  As a result of these continuing factors, and the need to provide a full valuation allowance for our net deferred tax asset, which resulted in a $24.0 million provision for income taxes for the quarter ended September 30, 2010, we had a net loss of $42.7 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss to common shareholders of $44.7 million, or ($0.40) per diluted share, compared to a net loss to common shareholders of $8.4 million, or ($0.44) per diluted share, for the quarter ended September 30, 2009.  For the nine months ended September 30, 2010, we had a net loss of $49.2 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss to common shareholders of $55.1 million, or ($1.04) per diluted share, compared to a net loss to common shareholders of $38.0 million, or ($2.11) per diluted share, for the nine months ended September 30, 2009.  Although there have been indications that economic conditions are improving, the pace of recovery has been modest and appears to have slowed in the most recent quarter.  Ongoing stress in the economy has been the most significant challenge impacting our recent operating results and, like most financial institutions, our future operating results will be significantly affected by the course of recovery from the recessionary downturn.

Our provision for loan losses was $20.0 million for the quarter ended September 30, 2010, compared to $16.0 million in the prior quarter and $25.0 million recorded for the same period a year earlier.  For the nine months ended September 30, 2010, the provision for loan losses was $50.0 million, compared to $92.0 million for the same period in 2009.  While considerably less than a year earlier, the significant provision for loan losses in the current quarter reflects continuing material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  For most of the recent three-year period, housing markets remained weak in many of our primary service areas, resulting in elevated levels of delinquencies and non-performing assets and deterioration in property values, particularly for residential land and building lots, and the resultant need to provide for realized and anticipated losses.  By contrast, other non-housing related segments of our loan portfolio, while showing some signs of stress, have performed as expected with only normal levels of credit problems given the serious economic slowdown.  Since the second quarter of 2008, the higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while we are encouraged by the continuing reduction in our exposure to residential construction loans and the recent slowdown in the surfacing of new problem assets, looking forward we anticipate our credit costs will remain elevated for a number of quarters and will have a continuing adverse effect on our earnings during the final quarter of 2010 and into 2011.  (See Note 8, Allowance for Loan Losses, as well as “Asset Quality” below in this From 10-Q.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased by $3.6 million for the quarter ended September 30, 2010 to $39.9 million compared to $36.4 million for the same quarter one year earlier, reflecting significant improvement in our net interest spread and net interest margin as asset yields have remained relatively stable over the past year while our funding costs continued to decrease.  For the nine months ended September 30, 2010, net interest income before the provision for loan losses was $117.0 million, an increase of $10.8 million, or 10%, compared to the same period in 2009.  Our net interest margin improved meaningfully during the first nine months of 2010 as rapidly declining interest expense on deposits contributed to significantly lower funding costs.  This trend to lower funding costs and the resulting increase in the net interest margin represents an important improvement in the core operating fundamentals of the Company, which should provide a solid base to build upon when the economy recovers.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, gains and losses on the sale of loans and securities, non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value (see Note 12, Fair Value Accounting and Measurement) and in certain periods by other-than-temporary impairment (OTTI) charges on investment securities.  For the quarter ended September 30, 2010, we recorded a gain of $1.4 million in fair value adjustments; however, this was more than offset by an OTTI charge of $3.0 million on a single trust preferred security.  During the same period a year earlier, we recognized $6.0 million in fair value gains, which were only partially offset by OTTI charges of $1.3 million.  For the nine months ended September 30, 2010, we recorded net gains of $2.5 million in fair value adjustments, which again were more than offset by OTTI charges of $4.2 million.  For the nine months ended September 30, 2009, the fair value gains totaled $13.9 million and were only partially offset by OTTI charges of $1.5 million.

Other operating income, excluding the fair value adjustments and OTTI losses, increased $466,000 to $9.3 million for the quarter ended September 30, 2010 from $8.8 million for the same period one year earlier, primarily as a result of increased gain on the sale of loans from mortgage banking operations and a $197,000 gain on the early redemption of a trust preferred security, somewhat offset by reduced loan servicing fees.  Revenues (net interest income before the provision for loan losses plus other operating income), excluding fair value adjustments and OTTI losses, increased $4.0 million to $49.2 million for the quarter ended September 30, 2010, compared to $45.2 million for the quarter ended September 30, 2009, primarily as a result of the improvement in net interest income driven by the significant decrease in the cost of deposits over the past several quarters, and the gain on sale of loans in the current period.  Revenues, excluding fair value adjustments and OTTI losses, increased $8.2 million to $140.1 million for the nine months ended September 30, 2010, compared to $131.9 million for the nine months ended September 30, 2009.  Revenues and other earnings information excluding the change in valuation of financial instruments carried at fair value and OTTI losses represent non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  Reconciliations of the earnings or loss from core operations are contained in the table below.

Other operating expenses were $46.3 million for the quarter ended September 30, 2010, compared to the $36.6 million for the same period in 2009.  The current quarter’s expenses reflect significantly increased costs related to REO, including charges for taxes, maintenance, valuation adjustments and losses on sales.  For the nine months ended September 30, 2010, other operating expenses were $119.8 million, an increase of $12.5 million from the nine months ended September 30, 2009.  As with the quarter, the primary increase during the current nine-month period was increased expenses related to REO and increased collection expenses, as well as the impact of a reduction in capitalized loan origination costs, partially offset by reduced compensation, occupancy and FDIC insurance expenses.  See “Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2010 and 2009” and for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009

Total other operating income	$7,652	$13,453	$21,562	$38,078
Less other-than-temporary impairment losses	3,000	1,349	4,231	1,511
Less change in valuation of financial instruments carried at fair value	(1,366)	(5,982)	(2,453)	(13,940)
Total other operating income, excluding fair value adjustments and OTTI	$9,286	$8,820	$23,340	$25,649

Net interest income before provision for loan losses	$39,922	$36,352	$117,013	$106,236
Total other operating income	7,652	13,453	21,562	38,078
Less other-than-temporary impairment losses	3,000	1,349	4,231	1,511
Less change in valuation of financial instruments carried at fair value	(1,366)	(5,982)	(2,453)	(13,940)
Total revenue, excluding fair value adjustments and OTTI	$49,208	$45,172	$140,353	$131,885

Net income (loss)	$(42,742)	$(6,448)	$(49,205)	$(32,222)
Less other-than-temporary impairment losses	3,000	1,349	4,231	1,511
Less change in valuation of financial instruments carried at fair value	(1,366)	(5,982)	(2,453)	(13,940)
Less related tax expense (benefit)	492	2,154	883	5,018
Total earnings (loss), excluding fair adjustments and OTTI and related tax effects	$(40,616)	$(8,927)	$(46,544)	$(39,633)

	September 30 2010	December 31 2009	September 30 2009

Stockholders’ equity	$524,839	$405,128	$406,723
Other intangible assets, net	9,210	11,070	11,718
Tangible equity	515,629	394,058	395,005

Preferred equity	118,602	117,407	117,034

Tangible common stockholders’ equity	$397,027	$276,651	$277,971

Total assets	$4,597,187	$4,722,221	$4,788,008
Other intangible assets, net	9,210	11,070	11,718

Tangible assets	$4,587,977	$4,711,151	$4,776,290

Tangible common stockholders’ equity to tangible assets (1)	8.65%	5.87%	5.82%

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

We offer a wide range of loan products to meet the demands of our customers and our loan portfolio is very diversified by product type, borrower and geographic location within our market areas.  Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Until recent periods, real estate lending activities were significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties; however, over the past two and a half years our origination of construction and land development loans has declined materially and the proportion of the portfolio invested in these types of loans has declined significantly.  By contrast, residential mortgage loan originations continued during this cycle primarily reflecting the impact of exceptionally low interest rates on the demand for loans to refinance existing debt as well as loans to finance home purchases; however, during this period, demand for residential mortgage loans has been modest although accelerating in the most recent quarter.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the recessionary environment, in recent periods demand for these types of commercial business loans has been modest and total outstanding balances have declined.  Our consumer loan activity is primarily directed at meeting demand from existing deposit customers and while we have increased our emphasis on consumer lending, demand for consumer loans also has been modest in recent quarters.  Still, the portion of the loan portfolio invested in consumer loans has increased and as of September 30, 2010 represented 8.5% of total loans.  While continuing our commitment to residential lending, including our mortgage banking activities, we expect commercial lending (including owner-occupied commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly more important activities for us.  By contrast, we anticipate residential construction and related land development lending, which at September 30, 2010 represented 10.4% of the loan portfolio, compared to 15.4% a year earlier, will continue to be restrained by market conditions for the foreseeable future, as well as by our efforts to reduce our concentration in this type of lending.  We also expect non-owner-occupied investor commercial real estate lending, for both construction and longer-term financing, will be modest for the foreseeable future as we manage our concentration in these types of loans.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our marketing effort and branch expansion, relocations and renovations has been directed toward attracting additional deposit customer relationships and transaction and savings account balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of these core deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.

Total deposits were $3.760 billion at September 30, 2010, a decrease of $105 million from the $3.866 billion at December 31, 2009, and $79 million from the $3.839 billion at June 30, 2010.  The $79 million decrease from the prior quarter was driven by a shift in the composition of our deposit portfolio.  Our lower cost core deposits, including checking, savings, and money market accounts increased $122 million, while our higher cost non-core certificates of deposit decreased by $201 million.  We experienced a similar shift in the deposit portfolio during the nine months ended September 30, 2010, as a $105 million decrease in deposits was made up of a $149 million increase in checking, savings, and money market accounts, offset by a decrease of $254 million in certificates of deposit.  A portion of the decrease in certificates of deposit during 2010 was a planned reduction of brokered deposits, which decreased $21 million from December 31, 2009.  Additionally, public funds have declined by $12 million during this same nine-month period.  Changes in the mix of deposits have been an important element in our significantly improved funding costs of recent quarters.

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

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 included in the Form 10-K filed with the SEC on March 16, 2010.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights,

(v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2009.  For additional information concerning critical accounting policies, see Notes 1, 8, 9, 24 and 25 of the Notes to the Consolidated Financial Statements in the 2009 Form 10-K and the following:

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

Fair Value Accounting and Measurement:  (Note 12)  We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.  For more information regarding fair value accounting, please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Income Taxes and Deferred Taxes:  (Note 13)  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under GAAP (ASC 740), a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.  For more information regarding our deferred tax asset and the valuation allowance we recognized during the quarter ended September 30, 2010, please refer to Note 13 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

General.  Total assets decreased $125 million, or 3%, to $4.597 billion at September 30, 2010, from $4.722 billion at December 31, 2009.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $293 million, or 8%, to $3.402 billion at September 30, 2010, from $3.695 billion at December 31, 2009.  The contraction in net loans was largely due to decreases of $113 million in land and land development loans, $65 million in one- to four-family construction loans, $24 million in commercial and multifamily construction loans and $42 million in commercial business loans.  All other categories of loans were down $49 million from December 31, 2009.  We continue to maintain a significant, although decreasing, investment in construction and land loans, as new originations of these types of loans during the past three years has declined substantially and is expected to remain modest for the foreseeable future.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, transfers to REO and charge-offs, loans to finance the construction of one- to four-family residential real estate, which totaled $174 million at September 30, 2010, have decreased by $481 million, or 73%, since their peak quarter-end balance of $655 million at September 30, 2007.  In addition, land and development loans (both residential and commercial), which totaled $215 million at September 30, 2010, have decreased by $287 million, or 57%, compared to their peak quarter-end balances of $502 million at March 31, 2008.  Given the current housing and economic environment, we anticipate that construction and land loan balances will continue to decline for the foreseeable future, although the pace of decline will be more modest as originations of new construction loans likely will increase somewhat as inventories of completed homes have been reduced and the build-out of existing development projects will cautiously resume.

Aggregate securities balances were essentially flat, at $323 million at September 30, 2010 compared to $318 million at December 31, 2009; however, the classification of the portfolio shifted more from trading securities to available-for-sale securities, particularly for U.S. Agency securities.  Effective January 1, 2007, we elected to reclassify many of our securities to fair value and, although we have not historically engaged in trading activities, these securities are reported as trading securities for financial reporting purposes.  At September 30, 2010, the fair value of our trading securities was $22 million less than their amortized cost.  The reduction reflected in the fair value of these securities compared to their amortized cost primarily was due to a cumulative decrease of $29 million in the value of single-issuer trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies as well as a decrease of $7 million in the value of Fannie Mae and Freddie Mac common and preferred equity securities, offset by a $4 million gain in all other trading securities.  (See Note 12, Fair Value Accounting and Measurement, in the Selected Notes to the Consolidated Financial Statements.)  Periodically, we also acquire securities which are designated as available-for-sale or held-to-maturity.  Most of our recent purchases have been classified as available-for-sale.  For the three months ended September 30, 2010, we experienced virtually no change in fair value adjustments related to our available-for-sale securities (which is included as a component of other comprehensive income).  Likewise, we experienced a minor decline in the fair value of our trading securities of $217,000.  We also recognized a $3.0 million OTTI charge on a held-to-maturity trust preferred security which had previously been reported as non-performing.

REO acquired through foreclosures or other means increased $29 million, to $107 million at September 30, 2010, from $78 million at December 31, 2009.  The total balance of REO included $72 million in land or land development projects (both residential and commercial), $10 million in commercial real estate and $19 million in single-family homes at September 30, 2010.  During the quarter ended September 30, 2010, we transferred $26 million of loans into REO, capitalized additional investments of $841,000 in acquired properties, disposed of $12 million of properties and recognized $9 million in charges against earnings for a net loss on sales and valuation adjustments (see “Asset Quality” discussion below).

Deposits decreased $105 million, to $3.760 billion at September 30, 2010 from $3.866 billion at December 31, 2009.  Non-interest-bearing deposits increased by $31 million, or 5%, to $613 million from $582 million at December 31, 2009, while interest-bearing deposits decreased by $136 million, to $3.147 billion at September 30, 2010 from $3.283 billion at December 31, 2009, largely due to a decrease in certificates of deposit.  Public fund deposits decreased $12 million during the first nine months of 2010, and we expect further declines during the remainder of 2010 in public fund deposits as we continue to manage the reduction of these deposits in response to changes in the collateralization requirements under the Washington and Oregon State public deposit protection regulations.  Additionally, we elected to reduce brokered deposits by $21 million during the nine months ended September 30, 2010, as funding from retail deposit growth was more than adequate to meet loan demand.  The net decrease in retail deposits for the nine months ended September 30, 2010 also reflects our efforts to reduce the overall cost of deposits through less aggressive pricing of certificates of deposit and other interest-bearing deposits in response to generally weak loan demand.

FHLB advances decreased $143 million, to $47 million at September 30, 2010 from $190 million at December 31, 2009, while other borrowings increased slightly to $178 million at September 30, 2010 from $177 million at December 31, 2009.  The decrease in FHLB advances reflects the repayment of temporary increases in overnight borrowings that were outstanding at December 31, 2009 as a part of our short-term cash management activities.  Other borrowings at September 30, 2010 include $128 million of retail repurchase agreements that are primarily related to customer cash management accounts.  Other borrowings also include $50 million of senior notes guaranteed by the FDIC under the TLGP, which is unchanged from the amount reported at December 31, 2009.

Junior subordinated debentures increased by $700,000 since December 31, 2009, reflecting only modest fair value adjustments resulting from an increase in the level of three-month LIBOR, as changes in credit market conditions during the quarter had an insignificant impact on the valuation of this type of security.  Changes in the fair value of the junior subordinated debentures, while not significant during the first nine months of 2010, represent non-cash valuation adjustments that have no effect on our liquidity or ability to fund our operations.  (See Note 12, Fair Value of Financial Instruments.)

Total equity at September 30, 2010 increased $120 million, or 30%, to $525 million from $405 million at December 31, 2009.  On June 30, 2010, the Company announced the initial closing of its offering of 75,000,000 shares of its common stock and the sale of an additional 3,500,000 shares pursuant to the partial exercise of the underwriters’ over-allotment option, at a price to the public of $2.00 per share.  On July 2, 2010, the Company further announced the completion of this offering as the underwriters exercised their over-allotment option for an additional 7,139,000 shares, at a price to the public of $2.00 per share.  The 85,639,000 shares the Company issued between June 30 and July 2, 2010 resulted in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $161.6 million.  Additionally, during the nine months ended September 30, 2010, we issued 4,167,348 additional shares of common stock for $13.2 million at an average net per share price of $3.17 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2010 and 2009

Reflecting the economic recession, ongoing strains in the financial and housing markets, further deterioration of property values, and the recognition of a non-cash valuation allowance against our net deferred tax asset for the quarter ended September 30, 2010, we had a net loss of $42.7 million which, after providing for the preferred stock dividend of $1.6 million and related discount accretion of $398,000, resulted in a net loss to common shareholders of $44.7 million, or ($0.40) per diluted share.  This loss compares to a net loss to common shareholders of $8.4 million, or ($0.44) per diluted share, for the quarter ended September 30, 2009.  For the nine months ended September 30, 2010, our net loss was $49.2 million which, after providing for the preferred stock dividend of $4.7 million and related discount accretion of $1.2 million, resulted in a net loss to common shareholders of $55.1 million, or ($1.04) per diluted share.  This loss compares to a net loss to common shareholders of $38.0 million, or ($2.11) per diluted share, during the same period a year earlier.

The net loss for the current quarter continues to reflect an elevated level of loan loss provisioning and other significant credit related charges compared to our historical experience, as well as a significant adjustment to our income tax provision (benefit) as a result of the deferred tax asset valuation allowance.  However, driven by improvement in our net interest margin as a result of a significant decline in deposit costs and an increase in mortgage banking activity, revenues did increase meaningfully compared to the same quarter and nine-month period in the prior year, as well as to the immediately preceding quarter.  As more fully explained below, our provision for loan losses was $20.0 million for the quarter ended September 30, 2010, compared to $25.0 million for the same quarter in the prior year.  For the nine months ended September 30, 2010, our provision for loan losses was $50.0 million, compared to $92.0 million for the same period a year earlier.  While less than the same periods in 2009, our elevated provision for losses during 2010 continues to reflect high levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.

Our operating results for the quarter ended September 30, 2010 included a fair value increase of $1.4 million, which was more than offset by an OTTI charge on a single security of $3.0 million.  During the third quarter of 2009, this fair value adjustment was a $6.0 million increase, only partially offset by a $1.3 million OTTI charge on securities.  Excluding these fair value adjustments and the OTTI charges, other operating income increased to $9.3 million for the quarter ended September 30, 2010 compared to $8.8 million for the same period a year earlier, primarily due to an increase in the gain on the sale of loans from mortgage banking operations between those periods reflecting a slight pickup in refinancing activity for single family homes.  Other operating expenses increased $9.7 million to $46.3 million for the quarter ended September 30, 2010 from $36.6 million a year earlier, which was primarily a result of increased costs related to REO (including $8.6 million in valuation adjustments recognized during the quarter), partially offset by modestly lower compensation and occupancy costs.

Compared to levels a year ago, total assets decreased 4% to $4.597 billion at September 30, 2010.  While net loans decreased 10% to $3.402 billion, cash and securities (exclusive of FHLB stock) increased 25% to $811 million, deposits decreased 3% to $3.760 billion and borrowings, including customer sweep accounts (retail repurchase agreements) and junior subordinated debentures, decreased 43% to $273 million.  The average balance of interest-earning assets was $4.364 billion for the quarter ended September 30, 2010, nearly identical to the $4.367 billion for the same period one year earlier.

Net Interest Income.  Net interest income before provision for loan losses increased by $3.6 million, or 10%, to $39.9 million for the quarter ended September 30, 2010, compared to $36.4 million for the same quarter one year earlier, driven by the increase in the net interest margin, as there was virtually no change in the total balance of average interest-earning assets.  The net interest margin of 3.63% for the quarter ended September 30, 2010 was 33 basis points higher than the same quarter in the prior year, largely as a result of the effect of a much lower cost of deposits.  The positive impact to our net interest margin from lower funding costs was partially offset by the adverse effect of continued high levels of nonaccrual loans and other non-performing assets including real estate acquired through foreclosure.  Nonaccruing loans reduced the margin by 31 basis points in the quarter ended September 30, 2010 compared to a 42 basis point reduction for the third quarter in the prior year.  In addition, the mix of earning assets changed to include fewer loans and more interest-bearing deposits over the past twelve months, as our on-balance-sheet liquidity has increased.  This change in the mix in the current very low interest rate environment had an adverse effect on earning asset yields; however, this decline was more than offset by the significantly lower deposit costs.  Reflecting a $331 million increase in the average balance of low-rate interest-bearing deposits at the Federal Reserve, the yield on earning assets for the quarter ended September 30, 2010 decreased by 48 basis points compared to the same quarter in prior year.  The funding costs for the same period decreased by 81 basis points compared to a year earlier and more than offset the lower asset yield.  As a result, the net interest spread expanded to 3.55% for the current quarter compared to 3.22% for the quarter ended September 30, 2009.

Net interest income before provision for loan losses increased by $10.8 million, or 10%, to $117.0 million for the nine months ended September 30, 2010 compared to $106.2 million for the same period one year earlier, as a result of a 36 basis point increase in the net interest margin and despite a $29 million decrease in average interest-earning assets.  The net interest margin increased to 3.63% for the nine months ended September 30, 2010 compared to 3.27% for the same period in the prior year, largely as a result of the effect of a much lower cost of deposits.  The positive impact to our net interest margin from lower funding costs was partially offset by the adverse effect of continued high levels of nonaccrual loans and other non-performing assets.

Interest Income.  Interest income for the quarter ended September 30, 2010 was $54.3 million, compared to $59.6 million for the same quarter in the prior year, a decrease of $5.3 million, or 9%.  The decrease in interest income occurred as a result of a 48 basis point decrease in the yield on earning assets with essentially no change in the average balance of those assets.  The yield on average interest-earning assets decreased to 4.93% for the quarter ended September 30, 2010, compared to 5.41% for the same quarter one year earlier.  The decrease in the yield on earning assets primarily reflects the large amount of funds we have on deposit with the Federal Reserve Bank of San Francisco at very low interest rates, as we have chosen to increase our on-balance-sheet liquidity and as loan demand has remained weak.  Average loans receivable for the quarter ended September 30, 2010 decreased $336 million, or 9%, to $3.570 billion, compared to $3.906 billion for the same quarter in the prior year.  Interest income on loans decreased by $5.0 million, or 9%, to $51.2 million for the current quarter from $56.2 million for the quarter ended September 30, 2009, as a direct result of the decrease in average loan balances and a two basis point decrease in the average yield on loans.  The average loan yield reflects a continuation of historically low market interest rates during the past year and the adverse effect from nonaccrual loans.  The average yield on loans was 5.69% for the quarter ended September 30, 2010, compared to 5.71% for the same quarter one year earlier.  Interest income for the nine months ended September 30, 2010 was $165.9 million, compared to $179.1 million for the same quarter in the prior year, a decrease of $13.2 million, or 7%.  As with the quarterly result, the year-to-date results reflect a decrease in both the average balance of interest-earning assets which decreased by $29 million, and the related yield which declined by 37 basis points.

The combined average balance of mortgage-backed securities and investment securities (excluding the effect of fair value adjustments) increased only $2 million compared to the third quarter of 2009, while the interest and dividend income from those investments conversely decreased by $310,000 compared to the same quarter in the prior year as higher yielding securities that matured or were called were replaced with lower yielding investments.  The resulting decrease in the yield on the securities portfolio is a reflection of the current lower interest rate environment.  Further, the average balance of interest-bearing deposits increased by $331 million between these periods.  The much greater balance and lower yield on these interest-bearing deposits (0.24% for the quarter ended September 30, 2010, compared to 0.27% for the same period a year earlier) contributed to a significant 138 basis point decrease in the total interest rate yield on securities and cash equivalents to 1.54% for the current quarter.

Interest Expense.  Interest expense for the quarter ended September 30, 2010 was $14.3 million, compared to $23.2 million for the prior quarter one year earlier, a decrease of $8.9 million, or 38%.  The decrease in interest expense occurred as a result of an 81 basis point decrease in the average cost of all interest-bearing liabilities to 1.38% for the quarter ended September 30, 2010, from 2.19% for the same quarter one year earlier, and an $88 million decrease in average interest-bearing liabilities.

Deposit interest expense decreased $8.5 million, or 41%, to $12.3 million for the quarter ended September 30, 2010 compared to $20.8 million for the same quarter in the prior year as a result of an 87 basis point decrease in the cost of interest-bearing deposits and a $45 million decrease in the average balance of deposits.  Average deposit balances decreased to $3.776 billion for the quarter ended September 30, 2010, from $3.821 billion for the quarter ended September 30, 2009, while the average rate paid on deposit balances decreased to 1.29% in the current quarter from

2.16% for the quarter ended September 30, 2009.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our aggregate cost of deposits.  This lower degree of volatility and lag effect for deposit pricing have been evident in the decrease in deposit costs as the Federal Reserve pursued policies first to aggressively lower short-term interest rates by 500 basis points from September 18, 2007 to December 31, 2008 and more recently to maintain the very low level of interest rates.  Furthermore, competitive pricing pressure for interest-bearing deposits was quite intense for certain periods fifteen to twenty-four months ago, as many financial institutions experienced increased liquidity concerns in the deteriorating economic conditions.  However, as market rates have remained low for an extended period and competitors’ liquidity strains have been generally mitigated, we experienced significantly declining deposit costs during 2009 and this has continued into the third quarter of 2010.  While we do not anticipate further significant reductions in market interest rates, we do expect some additional declines in deposit costs over the near term as certificate of deposit maturities will present further repricing opportunities and competitive pricing has become more rational in our view in response to modest loan demand in the current economic environment.  Further, continued changes in our deposit mix, reflecting growth in lower cost transaction and savings accounts as our branch network has continued to mature, have also meaningfully contributed to the decrease in our funding costs.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $46 million for the quarter ended September 30, 2010, compared to $81 million for the same quarter one year earlier.  The average rate paid on FHLB advances for the quarter ended September 30, 2010 decreased by 30 basis points to 2.78%, compared to 3.08% for the same quarter in the prior year, while average FHLB borrowings decreased $35 million, resulting in a $307,000 decrease in the related interest expense.  The lower average rate for FHLB advances was primarily the result of the repayment of certain higher rate borrowings, resulting in average outstanding advances that reflect fixed-rate borrowings that are all more than two years old.

Other borrowings consist of retail repurchase agreements with customers, secured by certain investment securities, the senior bank notes issued under the TLGP, as well as overnight federal funds borrowings from the Federal Reserve Bank of San Francisco and correspondent banks.  The average balance for other borrowings, consisting of customer retail repurchase agreements and senior bank notes, was $165 million for the quarter ended September 30, 2010, a decrease of $8 million over the same quarter in the prior year.  The related interest expense for other borrowings decreased by $51,000 to $604,000 for the quarter ended September 30, 2010, from $655,000 for the same quarter one year earlier, as the decrease in average balances outstanding for the quarter was aided by a five basis points decrease in the average rate paid.  The average rate paid on other borrowings was 1.45% for the quarter ended September 30, 2010, compared to 1.50% for the same quarter one year earlier.  Repurchase agreements and federal funds borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits, which generally lag current market rates.  The senior bank notes which were issued on March 31, 2009, have a fixed rate of 2.625% and fixed maturity with an 18 month remaining term to maturity at March 31, 2012.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance (excluding the effect of fair value adjustments) of $124 million for both the quarter ended September 30, 2010 and the same period a year earlier.  The average rate decreased six basis points between these periods to 3.53%.  These junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.  The lower average cost of the junior subordinated debentures in the current quarter reflects the impact of slightly lower short-term market interest rates compared to the same period a year earlier.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

Quarters Ended			Nine Months Ended
September 30			September 30
Average Balances	2010	2009	2010	2009

Interest-bearing deposits	$405,377	$74,624	$266,351	$30,774
Investment securities	264,788	231,301	262,427	219,812
Mortgage-backed obligations	86,552	118,064	91,642	131,967
FHLB stock	37,371	37,371	37,371	37,371
Total average interest-earning securities and cash equivalents	794,088	461,360	657,791	419,924

Loans receivable	3,570,143	3,905,763	3,657,281	3,924,487
Total average interest-earning assets	4,364,231	4,367,123	4,315,072	4,344,411

Non-interest-earning assets (including fair value adjustments on interest-earning assets)	276,261	219,780	265,792	204,414
Total average assets	$4,640,492	$4,586,903	$4,580,864	$4,548,825

Deposits	$3,776,198	$3,821,065	$3,802,291	$3,731,782
Advances from FHLB	46,025	81,095	53,530	110,126
Other borrowings	164,959	173,165	175,305	174,269
Junior subordinated debentures	123,716	123,716	123,716	123,716
Total average interest-bearing liabilities	4,110,898	4,199,041	4,154,842	4,139,893

Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(36,164)	(25,527)	(37,048)	(17,357)
Total average liabilities	4,074,734	4,173,514	4,117,794	4,122,536

Equity	565,758	413,389	463,070	426,289
Total average liabilities and equity	$4,640,492	$4,586,903	$4,580,864	$4,548,825

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Interest-bearing deposits	0.24%	0.27%	0.23%	0.24%
Investment securities	2.81	3.30	2.98	3.77
Mortgage-backed obligations	4.46	4.78	4.59	4.85
FHLB stock	0.00	0.00	0.00	0.00
Total interest rate yield on securities and cash equivalents	1.54	2.92	1.92	3.52
Loans receivable	5.69	5.71	5.72	5.72
Total interest rate yield on interest-earning assets	4.93	5.41	5.14	5.51

Interest Rate Expense:
Deposits	1.29	2.16	1.50	2.35
Advances from FHLB	2.78	3.08	2.51	2.46
Other borrowings	1.45	1.50	1.42	1.19
Junior subordinated debentures	3.53	3.59	3.43	4.00
Total interest rate expense on interest-bearing liabilities	1.38	2.19	1.57	2.35

Interest spread	3.55%	3.22%	3.57%	3.16%

Net interest margin on interest earning assets	3.63%	3.30%	3.63%	3.27%

Additional Key Financial Ratios (ratios are annualized)
Return (loss) on average assets	(3.65)%	(0.56)%	(1.44)%	(0.95)%
Return (loss) on average equity	(29.97)	(6.19)	(14.21)	(10.11)
Average equity / average assets	12.19	9.01	10.11	9.37
Average interest-earning assets / interest-bearing liabilities	106.16	104.00	103.86	104.94
Non-interest (other operating) income/average assets	0.65	1.16	0.63	1.12
Non-interest (other operating) expenses / average assets	3.96	3.17	3.50	3.15
Efficiency ratio (1)	97.38	73.54	86.43	74.36
Tangible common stockholders’ equity to tangible assets (2)	8.65	5.82	8.65	5.82

(1)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income)
(2)	Tangible common equity and tangible assets exclude preferred stock, goodwill, core deposit and other intangibles.

Provision and Allowance for Loan Losses.  During the quarter ended September 30, 2010, the provision for loan losses was $20.0 million, compared to $25.0 million for the quarter ended September 30, 2009.  As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  Throughout 2009 and continuing in the first nine months of 2010, the provision for loan losses has been the most important factor contributing to our disappointing operating results.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.  We believe that the allowance for loan losses as of September 30, 2010 was adequate to absorb the probable losses inherent in the loan portfolio at that date and that the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable.

While the provision for loan losses in the quarter ended September 30, 2010 was less than the previous year, it still remains significantly elevated in relation to our less recent historical loss rates.  The provisions for loan losses for the quarter and nine months ended September 30, 2010 continued to primarily reflect material levels of delinquent and non-performing construction, land and land development loans for one- to four-family properties and additional declines in property values.  It also reflects our concerns that the significant number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  Since the second half of 2008, these concerns have remained elevated as evidence of price declines for certain housing and related lot and land markets has accumulated.  These concerns were further validated by recent appraisals of certain properties included in our portfolio of real estate acquired through foreclosure which led to the valuation adjustments noted in other parts of this report.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor to more recent late-cycle loan defaults in other non-housing related segments of the loan portfolio.  We recorded net charge-offs of $19 million for the quarter ended September 30, 2010, compared to $21 million for the same quarter a year earlier.  During the nine months ended September 30, 2010, net charge-offs were $49 million, compared to $72 million during the comparable period in 2009.  Non-performing loans decreased by $73 million over the last twelve months to $170 million at September 30, 2010, compared to $243 million at September 30, 2009.  A comparison of the allowance for loan losses at September 30, 2010 and 2009 reflects a modest increase of $1 million, or 1%, to $96 million at September 30, 2010, from $95 million at September 30, 2009.  However, the allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 2.76% at September 30, 2010, compared to 2.44% at September 30, 2009.  Likewise, the allowance as a percentage of non-performing loans increased to 57% at September 30, 2010, compared to 39% a year earlier.

As of September 30, 2010, we had identified $218 million of impaired loans.  Impaired loans include loans on non-accrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools.  Impaired loans totaling $164 million were subjected to a specific impairment analysis and of those loans, $88 million were found to have no need for an allowance for credit losses as their estimated collateral value is equal to or exceeds their carrying costs, which in some cases is net of substantial write-offs.  The remaining $76 million of loans subjected to a specific impairment analysis were found to require allowances totaling $16 million.  Impaired loans that were collectively evaluated for reserve purposes within homogeneous pools totaled $54 million and were found to require allowances totaling $4 million.  The $54 million evaluated for reserve purposes within homogeneous pools included $27 million of restructured loans which are currently performing according to their restructured terms.

We believe that the allowance for loan losses as of September 30, 2010 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, was $7.7 million for the quarter ended September 30, 2010, compared to $13.5 million for the same quarter in the prior year.  Excluding the fair value adjustments and OTTI charges, other operating income from core operations increased by $466,000, or 5%, to $9.3 million for the quarter ended September 30, 2010 compared to $8.8 million for the same quarter prior year, primarily as a result of increased mortgage banking activity.  As a result of this increase in activity, gains on sale of loans increased by $454,000 to $2.5 million for the quarter ended September 30, 2010, compared to $2.1 million for the same quarter in the prior year.  Loan sales for the quarter ended September 30, 2010 totaled $115 million, compared to $140 million for the quarter ended September 30, 2009.  The weak pace of economic activity adversely affected our payment processing revenues in both years as activity levels for deposit customers, cardholders and merchants remained subdued although modestly stronger in the most recent quarter.  Despite the restrained level of customer transaction volumes, income from deposit fees and other service charges was flat at $5.7 million for the quarters ended September 30, 2010 and 2009.  For the quarter ended September 30, 2010, we recorded an aggregate net gain of $1.4 million in fair value adjustments.  By comparison, we recorded a net gain of $6.0 million in fair value adjustments for the quarter ended September 30, 2009.   The fair value adjustments in both the quarters and nine months ended September 30, 2010 and 2009 primarily reflect changes in the values of junior subordinated debentures we have issued, partially offset by modest changes in the value of certain investment securities.

Other operating income, including changes in the valuation of financial instruments carried at fair value and OTTI charges as well as non-interest revenues from core operations, was $21.6 million for the nine months ended September 30, 2010, compared to $38.1 million for the same period a year earlier.  Excluding the fair value adjustments and OTTI charges, other operating income from core operations decreased by $2.5 million, or 10%, to $23.1 million for the nine months ended September 30, 2010 compared to $25.6 million for the first nine months of the prior year, primarily as a result of decreased income from mortgage banking operations, which was $3.4 million, or 44% less in the current nine-month period at $4.3 million as compared to $7.6 million for the same period last year.  Loan sales for the nine months ended September 30, 2010 totaled $236 million, compared to $484 million for the nine months ended September 30, 2009.  During the first nine months of 2010, we experienced a slight increase in deposit service fees of $445,000 largely as a result of increased customer relationships.  Net loan servicing fees increased by $514,000 compared to the same nine-month period a year earlier, reflecting an increase in the balance of loans serviced for others as well as a $300,000 valuation adjustment recorded in the previous year.  For the nine months ended September 30, 2010, we recorded a net gain of $2.5 million in fair value adjustments, which was more than offset by $4.2 million of OTTI charges on certain investments.  During the nine months ended September 30, 2009, we recorded a net gain of $13.9 million, only partially offset by OTTI charges of $1.5 million.

Other Operating Expenses.  Other operating expenses for the quarter ended September 30, 2010 increased $9.7 million, or 27%, to $46.3 million compared to $36.6 million for the quarter ended September 30, 2009.  Expenses for the third quarter of 2010 reflected significantly higher costs related to REO, including $8.6 million in valuation adjustments on REO properties.  These valuation adjustments, as a result of recent appraisals obtained in the normal course of business, primarily reflect value declines for certain foreclosed lot and land properties that generally had been last appraised approximately twelve months earlier.  Expenses related to REO, including losses on sales and valuation adjustments as well as taxes and maintenance, increased $9.0 million, or 320%, to $11.8 million for the quarter ended September 30, 2010, compared to $2.8 million for the same quarter in the prior year.  Modest decreases in compensation and occupancy expenses for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009, were slightly more than offset by a small increase in all other operating expenses.  Additionally, with fewer loan originations, the offsetting capitalized loan origination costs resulted in an unfavorable difference of $329,000 between these periods.  As a result, all other operating expenses excluding expenses related to REO were higher by a net $741,000, or 2%, compared to the same quarter a year ago.

Other operating expenses for the nine months ended September 30, 2010 increased $12.5 million, or 12%, to $119.8 million compared to $107.3 million for the nine months ended September 30, 2009.  Expenses for the first nine months of 2010 reflected significantly higher costs associated with problem loan collection activities including charges related to REO (including $9.9 million in valuation adjustments), a reduced credit for capitalized loan origination costs, and higher professional service costs, partially offset by reductions in compensation, deposit insurance, and occupancy costs.  With regards to the decrease in FDIC deposit insurance expense, during the second quarter of 2009, the FDIC imposed a special assessment on banks.  The Company paid $2.1 million during that period in addition to regular deposit insurance.  Other operating expenses as a percentage of average assets were 3.50% for the nine months ended September 30, 2010, compared to 3.15% for the same period one year earlier.  Expenses related to REO increased $13.8 million, or 263%, to $19.0 million for the nine months ended September 30, 2010, compared to $5.2 million for the same period in 2009.  Professional services increased by $828,000, or 22%, to $4.7 million for the nine months ended September 30, 2010, compared to $3.8 million in the same period in the prior year, primarily as a result of legal fees related to collection on nonaccrual loans.  In contrast, salary and employee benefits decreased $2.1 million, or 4%, to $50.4 million for the nine months ended September 30, 2010 from $52.5 million for the nine months ended September 30, 2009.  Additionally, FDIC deposit insurance and occupancy costs decreased $1.2 million and $1.0 million, respectively, between these periods.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  However, during the third quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  This action caused our income tax expense to be $24.0 million for the quarter, instead of a tax benefit at our statutory rate of approximately $6.8 million.  For more discussion on our deferred tax asset and related valuation allowance please refer to Note 13 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Over the past nearly three-year period as housing markets continued to weaken in many of our primary service areas, we have experienced significantly increasing delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  Beginning in the third quarter of 2008 and continuing throughout 2009 and 2010, home and lot sales activity has been exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which is reflected in our increased non-performing asset totals.  Further, property values generally declined during this period, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio are showing some signs of stress and increasing levels of non-performing loans as the effects of the recessionary economy are becoming more evident and the pace of recovery remains slow.  As a result, for the quarters and nine months ended September 30, 2010 and 2009, our provision for loan losses was significantly higher than previous historical levels and our normal expectations.  This higher level of delinquencies and non-accruals also had a material adverse effect on our operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for real estate acquired through foreclosure.  Although our future results will depend on the course of recovery from the economic recession, we are actively engaged with our borrowers in resolving problem loans.  While property values have continued to decline in most markets, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates.

Non-Performing Assets:  Non-performing assets decreased to $277 million, or 6.03% of total assets, at September 30, 2010, from $296 million, or 6.27% of total assets at December 31, 2009.  Slow sales and excess inventory in most housing markets have been the primary cause of the elevated levels of delinquencies and foreclosures for residential construction and land development loans, which, including related REO, represented approximately 62% of our non-performing assets at September 30, 2010.  As a result of this softness in the housing market, property values, particularly values for residential land and building lots, declined throughout 2009 and in certain sub-markets continuing through the first nine months of 2010.  Reflecting these value declines, the size of our allowance for loan losses remained relatively constant even though non-performing loans and total loans outstanding declined.  While less significant, other non-housing-related segments of the loan portfolio also experienced increased non-performing loans as a result of deteriorating economic conditions and we increased the allocated allowance for those portions of our portfolio as well.  At September 30, 2010, our allowance for loan losses was $96.4 million, or 2.76% of total loans and 57% of non-performing loans, compared to $95.3 million, or 2.51% of total loans and 45% of non-performing loans at December 31, 2009.  Included in our allowance at September 30, 2010 was an unallocated portion of $14.3 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  We continue to believe our level of non-performing loans and assets, which declined slightly during the current quarter, is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land loan portfolios and other non-performing assets in an orderly fashion.  However, our operating results will continue to be adversely impacted until we are able to significantly reduce the level of our non-performing assets.

While non-performing assets are geographically disbursed, they are concentrated largely in construction, land and land development loans.  The primary components of the $277 million in non-performing assets are $170 million in nonaccrual loans, including $95 million of construction and land development loans, and $107 million in REO and other repossessed assets.  While we experienced a decrease in our nonaccrual loans in the most recent quarter, this decrease was largely offset by a corresponding increase in REO as we continued to work through these problem credits.  The geographic distribution of non-performing construction, land and land development loans and related REO included approximately $78 million, or 46%, in the Puget Sound region, $58 million, or 34%, in the greater Portland market area, $13 million, or 8%, in the greater Boise market area, with the remaining $22 million, or 12%, distributed in various eastern Washington, eastern Oregon and northern Idaho markets.

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

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	September 30 2010	December 31 2009	September 30 2009

Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$17,709	$7,300	$8,073
Multifamily	1,758	383	--
Construction and land	95,317	159,264	193,281
One- to four-family	17,026	14,614	18,107
Commercial business	24,975	21,640	15,070
Agricultural business, including secured by farmland	6,519	6,277	5,868
Consumer	2,531	3,923	--
	165,835	213,401	240,399
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	437	--	--
Multifamily	--	--	--
Construction and land	1,469	--	2,090
One- to four-family	2,089	358	690
Commercial business	350	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	162	91	109
	4,507	449	2,889
Total non-performing loans	170,342	213,850	243,288
Securities on nonaccrual at fair value	500	4,232	1,236
REO and other repossessed assets held for sale, net	107,314	77,802	53,765

Total non-performing assets	$278,156	$295,884	$298,289

Total non-performing loans to net loans before allowance for loan losses	4.87%	5.64%	6.24%
Total non-performing loans to total assets	3.71%	4.53%	5.08%
Total non-performing assets to total assets	6.05%	6.27%	6.23%

Restructured loans (2)	$46,243	$43,683	$55,161

Loans 30-89 days past due and on accrual	$18,242	$34,156	$21,243

(1)	For the quarter and nine months ended September 30, 2010, interest income of $3.6 million and $10.9 million, respectively, would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at September 30, 2010 (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Non-performing loans:
Secured by real estate:
Commercial	$13,849	$910	$3,387	$--	$18,146
Multifamily	1,758	--	--	--	1,758
Construction and land
One- to four-family construction	11,984	9,892	7,228	--	29,104
Multifamily construction	6,651	--	--	--	6,651
Commercial construction	1,538	--	--	--	1,538
Residential land acquisition & development	24,963	14,964	458	--	40,385
Residential land improved lots	3,959	4,237	641	--	8,837
Residential land unimproved	7,198	--	360	--	7,558
Commercial land acquisition & development	--	--	--	--	--
Commercial land improved	2,457	--	--	--	2,457
Commercial land unimproved	256	--	--	--	256
Total construction and land	59,006	29,093	8,687	--	96,786

One- to four-family	12,062	5,020	2,033	--	19,115
Commercial business	19,177	5,029	694	425	25,325
Agricultural business, including secured by farmland	1,425	43	5,051	--	6,519
Consumer	2,390	85	218	--	2,693
Total non-performing loans	109,667	40,180	20,070	425	170,342

Securities on nonaccrual	--	--	500	--	500

REO and repossessed assets	53,440	42,152	11,722	--	107,314

Total non-performing assets	$162,107	$82,332	$32,292	$425	$278,156

Percent of non-performing assets	58.6%	29.6%	11.6%	0.2%	100.0%

In addition to the non-performing loans as of September 30, 2010, we had other classified loans with an aggregate outstanding balance of $218 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold.  When property is acquired, it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs) or net realizable value.  Subsequent to acquisition through foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value.  If a new appraisal and market analysis determines that the net realizable value has decreased, the carrying value is written down to the anticipated sales price, less selling and holding costs, by a charge to operating expense.  During the first nine months of 2010, we recorded $9.9 million of write-downs on REO, including $8.6 million recognized in the quarter ended September 30, 2010.

The most significant of our non-performing loan exposures at September 30, 2010 are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location

$13,729	8.1%	68 residential lots	Greater Seattle-Puget Sound

7,876	4.6	105 residential lots	Greater Seattle-Puget Sound

6,651	3.9	163-unit multi-family complex under construction	Greater Seattle-Puget Sound

6,038	3.6	19 residential lots, three completed homes	Greater Portland, OR

5,693	3.4	67 completed townhouse lots	Greater Portland, OR

3,915	2.3	Unsecured	Central Oregon

3,528	2.1	Dairy cows and farm equipment	Greater Boise area

3,450	2.0	Three residential lots, two completed homes	Greater Spokane, WA

3,361	2.0	Accounts receivable, vehicles and equipment	Greater Spokane, WA

3,251	1.9	30 condo sites 13 completed residential condos	Greater Portland, OR

3,056	1.8	85 residential lots, two completed homes	Central Oregon

2,629	1.5	Accounts receivable, inventory and equipment	Greater Seattle-Puget Sound

2,456	1.4	Two undeveloped mixed use lots, four undeveloped acres zoned light industrial, one home, 20 lots	Greater Seattle-Puget Sound

2,380	1.4	13 completed homes 10 residential lots	Greater Boise area

2,257	1.3	10 completed homes	Greater Boise area

2,253	1.3	Unsecured	Greater Seattle-Puget Sound

2,150	1.3	10 unit town home project, three single family lots	Greater Seattle-Puget Sound

1,864	1.1	Hotel and restaurant, convenience store	Greater Spokane, WA

1,733	1.0	10 single-family homes	Greater Seattle-Puget Sound

1,723	1.0	Three completed homes, one residential lot, two office/ warehouse units	Greater Boise area

1,723	1.0	12 commercial parcels	Greater Spokane, WA

1,706	1.0	12 completed condo units on 2.2 acres	Greater Spokane, WA

86,920	51.0	Various collateral; relationships under $1.5 million	Various (mostly in WA, OR, ID)

$170,342	100.0%	Total non-performing loans

At September 30, 2010, we had $107.2 million of REO, the most significant component of which is an unfinished subdivision in the greater Seattle metropolitan area with 167 platted lots and a book value of $12.0 million.  The second largest holding is a mixed-use three-story office/retail commercial property in the greater Seattle area with a book value at September 30, 2010 of $6.8 million.  The third largest holding consists of three contiguous parcels of commercially-zoned land in central Oregon with a book value at September 30, 2010 of $6.1 million.  The fourth largest holding is an unfinished residential subdivision with 58 lots in the greater Seattle area with a book value at September 30, 2010 of $5.9 million.  The fifth largest holding is a 165-lot townhouse development in the greater Portland area with a book value at September 30, 2010 of $5.7 million.  The table below summarizes our REO by geographic location and property type as of September 30, 2010 (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$42,037	39.2%
16 completed homes
Five homes under construction
91 residential lots
One mixed-use three-story retail/commercial property
One land development project: 167 SFD lots
Nine acres of land
Three mixed-use commercial properties
			Greater Seattle-Puget Sound area

40,275	37.6	28 completed homes Nine homes under construction 271 residential lots 165 townhouse lots 117 acres of buildable land Three undeveloped parcels of commercial land	Greater Portland, OR area

11,721	10.9	10 completed homes 170 residential lots One parcel of land zoned for 51 residences Seven land development projects Three commercial lots 32 townhouse lots Two parcels of agricultural land	Greater Boise, ID area

6,065	5.7	Three parcels of unimproved land zoned commercial	Other Oregon locations

4,850	4.5	Eight completed homes 34 residential lots One commercial office unit Two mini-storage sites Two commercial real estate sites	Other Washington locations

2,211	2.1	One completed home One residential lot Three unfinished condos under construction One parcel of land for 81 residential lots	Greater Spokane, WA area

$107,159	100.0%		Total REO

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

Our primary investing activity is the origination of loans and the purchase of securities.  During the nine months ended September 30, 2010, loan originations, net of repayments, totaled $175 million.  In addition, during the nine months ended September 30, 2010, we originated and sold approximately $236 million of loans while purchases of securities exceeded repayments and sales of securities by $52 million.  Net deposits decreased $105 million for the nine months ended September 30, 2010.  While core transaction and savings account deposits increased during the nine months ended September 30, 2010, we encouraged a decline in high cost certificates of deposit through more conservative retail deposit pricing.  We also chose not to renew $21 million of brokered deposits and had a reduction of $12 million in public funds.  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  FHLB advances (excluding fair value adjustments) decreased $143 million for the nine months ended September 30, 2010, while other borrowings, including $50 million of senior bank notes issued under the TLGP, were nearly unchanged over the same period.  During the quarter, the Company announced the completion of an offering of its common stock.  Net receipts, after the deduction for stock offering costs, were $161.6 million.  As a result of all of this activity, our overall liquidity remained strong and our net cash position increased by $51 million during the third quarter, of 2010 and was $165 million higher on September 30, 2010 than it was at December 31, 2009.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the quarter ended September 30, 2010, we used our sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals and to reduce FHLB advances.  At September 30, 2010, we had outstanding loan commitments totaling $761 million, including undisbursed loans in process and unused credit lines totaling $703 million.  This level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.  We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRBSF borrowings.  We maintain credit facilities with the FHLB of Seattle, which at September 30, 2010 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $934 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $43 million.  Advances under these credit facilities totaled $46 million, or 1% of our assets at September 30, 2010.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank of San Francisco’s Borrower-In-Custody (BIC) program.  Under this program we can borrow up to 65% of eligible loans not already pledged for other borrowings, which we currently estimate would provide additional borrowing capacity of $352 million.  We have utilized this facility on a limited basis; however, we had no funds borrowed from the Federal Reserve Bank at September 30, 2010 or 2009.

At September 30, 2010, certificates of deposit amounted to $1.687 billion, or 45% of our total deposits, including $1.236 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At September 30, 2010, Banner Corporation and the Banks each exceeded all current regulatory capital requirements including the requirements included in both the Bank MOU and FRB MOU.  (See Item 1, “Business–Regulation,” and Note 20 of the Notes to the Consolidated Financial Statements included in Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding regulatory capital requirements for Banner and the Banks for the year ended December 31, 2009.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2010, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Banner Corporation—consolidated
Total capital to risk-weighted assets	$607,037	16.95%	$286,424	8.00%
Tier 1 capital to risk-weighted assets	561,645	15.69	143,212	4.00
Tier 1 leverage capital to average assets	561,645	12.12	185,305	4.00

Banner Bank (1)
Total capital to risk-weighted assets	515,451	15.18	271,637	8.00	$339,547	10.00%
Tier 1 capital to risk-weighted assets	472,370	13.91	135,819	4.00	203,728	6.00
Tier 1 leverage capital to average assets	472,370	10.77	175,493	4.00	219,367	5.00

Islanders Bank
Total capital to risk-weighted assets	28,794	13.91	16,558	8.00	20,740	10.00
Tier 1 capital to risk-weighted assets	26,457	12.78	8,279	4.00	12,444	6.00
Tier 1 leverage capital to average assets	26,457	11.03	9,677	4.00	12,049	5.00

(1)  Under the Bank MOU, Banner Bank must maintain a Tier 1 Capital of not less than 10.0% of Banner Bank’s adjusted total assets.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, many of the floating-rate loans with interest rate floors are in portions of the portfolio currently experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  As of September 30, 2010, our loans with interest rate floors totaled approximately $1.6 billion and had a weighted average floor rate of 5.72%.  An additional consideration is the lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products as market interest rates change.  These deposit pricing characteristics are particularly relevant to the rates paid on certain checking, savings and money market accounts and contributed to the narrowing of our net interest margin following the Federal Reserve’s actions to lower market interest rates beginning in late 2007 and accelerating in 2008, as asset yields declined while the reduction in deposit costs lagged.  Further, deposit costs have not declined as much as other short-term market interest rates as credit concerns and liquidity issues for certain large financial institutions, particularly in the summer and fall of 2008, created heightened competitive pricing pressures.  Fortunately, these competitive pressures have decreased over recent quarters and deposit costs have declined sharply over the same period leading to an improving net interest margin.  As previously noted, our net interest margin has been adversely affected by an increase in loan delinquencies as well as changes in the portfolio mix as construction and development lending has slowed.  However, changes in the deposit mix resulting in proportionality more non-interest bearing and transaction and saving accounts have also contributed to recent improvement in our interest margin.

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

The table of Interest Rate Risk Indicators sets forth, as of September 30, 2010, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value
	(dollars in thousands)

+400	$9,036	5.6%	$(150,273)	(23.6)%
+300	8,071	5.0	(112,626)	(17.7)
+200	6,554	4.0	(76,752)	(12.0)
+100	3,621	2.2	(42,313)	(6.6)
0	--	--	--	--
-25	(977)	(0.6)	511	0.1
-50	(2,580)	(1.6)	(2,796)	(0.4)

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

The table of Interest Sensitivity Gap presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2010.  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2010, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $349.8 million, representing a one-year cumulative gap to total assets ratio of 7.61%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2010 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

Interest Sensitivity Gap as of September 30, 2010	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$275,862	$16,149	$18,719	$1,260	$88	$15	$312,093
Fixed-rate mortgage loans	134,787	97,760	311,504	156,174	166,279	70,362	936,866
Adjustable-rate mortgage loans	448,590	164,304	413,530	191,270	7,901	59	1,225,654
Fixed-rate mortgage-backed securities	24,997	14,077	22,980	5,416	2,627	764	70,861
Adjustable-rate mortgage-backed securities	3,063	1,732	6,966	--	--	--	11,761
Fixed-rate commercial/agricultural loans	67,297	32,108	72,311	23,908	5,703	1,445	202,772
Adjustable-rate commercial/agricultural loans	492,749	22,973	35,763	11,203	45	--	562,733
Consumer and other loans	154,382	15,505	49,088	17,752	26,547	993	264,267
Investment securities and interest-earning deposits	537,675	33,629	56,566	25,941	33,368	63,094	750,273

Total rate sensitive assets	2,139,402	398,237	987,427	432,924	242,558	136,732	4,337,280

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	163,038	143,829	335,600	335,600	--	--	978,067
Money market deposit accounts	240,844	144,507	96,338	--	--	--	481,689
Certificates of deposit	704,742	527,979	399,683	51,675	3,338	--	1,687,417
FHLB advances	36,833	--	10,000	--	--	--	46,833
Other borrowings	(15)	--	50,000	--	--	--	49,985
Junior subordinated debentures	97,942	--	25,774	--	--	--	123,716
Retail repurchase agreements	128,149	--	--	--	--	--	128,149

Total rate sensitive liabilities	1,371,533	816,315	917,395	387,275	3,338	--	3,495,856

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$767,869	$(418,078)	$70,032	$45,649	$239,220	$136,732	$841,424
Cumulative excess (deficiency) of interest-sensitive assets	$767,869	$349,791	$419,823	$465,472	$704,692	$841,424	$841,424

Cumulative ratio of interest-earning assets to interest-bearing liabilities	155.99%	115.99%	113.52%	113.33%	120.16%	124.07%	124.07%
Interest sensitivity gap to total assets	16.70%	(9.09)%	1.52%	0.99%	5.20%	2.97%	18.30%
Ratio of cumulative gap to total assets	16.70%	7.61%	9.13%	10.13%	15.33%	18.30%	18.30%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(417.0) million, or (9.07%) of total assets at September 30, 2010.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Quarters Ended September 30, 2010 and 2009” of this report.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.         Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-26584) or otherwise previously disclosed in our Form 10-Q reports filed subsequently.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2010, we did not sell any securities that were not registered under the Securities Act of 1933.

We did not have any repurchases of our common stock from July 1, 2010 through September 30, 2010.

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

10{o}
Form of Employment Contract entered into with Cynthia D. Purcell, Richard B. Barton, Paul E. Folz and Douglas M. Bennett [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

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

Banner Corporation

November 5, 2010	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2010	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)