Form 10-K
period 2010-12-31
BANNER CORP
filed 2011-03-11
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes            X             No  _______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes   ____         No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer __________	Accelerated filer X	Non-accelerated filer __________	Smaller reporting company __________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes No X

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2010, was:

Common Stock - $198,208,268

(The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

The number of shares outstanding of the registrant’s classes of common stock as of February 28, 2011:
Common Stock, $.01 par value – 114,424,156 shares

Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 26, 2011 are incorporated by reference into Part III.

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or any of the Banks which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions; the requirements and restrictions that have been imposed upon Banner and Banner Bank under the memoranda of understanding with the Federal Reserve Bank of San Francisco (in the case of Banner) and the FDIC and the Washington DFI (in the case of Banner Bank) and the possibility that Banner and Banner Bank will be unable to fully comply with the memoranda of understanding, which could result in the imposition of additional requirements or restrictions; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; future legislative changes in the United States Department of Treasury (Treasury) Troubled Asset Relief Program (TARP) Capital Purchase Program; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

PART 1

Item 1 – Business	General

Banner Corporation is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2010, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of December 31, 2010, we had total consolidated assets of $4.4 billion, net loans of $3.3 billion, total deposits of $3.6 billion and total stockholders’ equity of $511 million.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located in the San Juan Islands.  Our primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in portions of Washington, Oregon and Idaho.  Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family residential loans and consumer loans.  A portion of Banner Bank’s construction and mortgage lending activities are conducted through its subsidiary, Community Financial Corporation (CFC), which is located in the Lake Oswego area of Portland, Oregon.  Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”  As discussed more thoroughly below and in later sections of this report, increased loan delinquencies and defaults, particularly in the residential construction and land development portions of our loan portfolio, have materially adversely affected our results of operations for the past three years. While it is difficult to predict when and how general economic conditions and the weak housing markets that caused this increase in delinquencies and defaults will improve, we anticipate that an elevated level of non-performing assets will persist for a number of quarters and will have a continuing adverse effect on our earnings during 2011.  However, our goal is to move Banner Corporation to a moderate risk profile and to maintain that profile moving forward.

Over the past several years, we have invested significantly in expanding our branch and distribution systems with a primary emphasis on strengthening our market presence in our five primary markets in the Northwest.  Those markets include the four largest metropolitan areas in the Northwest: the Puget Sound region of Washington and the greater Boise, Idaho, Portland, Oregon, and Spokane, Washington markets, as well as our historical base in the vibrant agricultural communities in the Columbia Basin region of Washington and Oregon.  Our aggressive franchise expansion included the addition of 18 branches through acquisition, opening 27 new branches and relocating nine others during the last six years.  In 2007, we completed the acquisitions of three smaller commercial banks in the State of Washington.  Over the same period, we also invested heavily in advertising campaigns designed to significantly increase the brand awareness for Banner Bank. These investments, which have been significant elements in our strategies to grow loans, deposits and customer relationships, have increased our presence within desirable marketplaces and allow us to better serve existing and future customers.  This emphasis on growth has resulted in an elevated level of operating expenses during this period; however, we believe that the expanded branch network and heightened brand awareness have created a franchise that is well positioned to allow us to successfully execute on our super community bank model as we move forward.  That strategy is focused on delivering customers, including middle market and small businesses, business owners, their families and employees, a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal and superior service level of a community bank.

Weak economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 and generally continued in 2009 and 2010 have presented an unusually challenging environment for banks and their holding companies, including Banner Corporation.  This has been particularly evident in our need to provide for credit losses during this period at significantly higher levels than our historical experience and has also adversely affected our net interest income and other operating revenues and expenses.  As a result of these factors, for the year ended December 31, 2010, we had a net loss of $61.9 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss to common shareholders of $69.7 million, or ($1.03) per diluted share, compared to a net loss to common shareholders of $43.5 million, or ($2.33) per diluted share, for the year ended December 31, 2009.  Our provision for loan losses was $70.0 million for the year ended December 31, 2010, compared to $109.0 million recorded in the prior year.  Throughout the period 2008 through 2010, higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while we are encouraged by the continuing reduction in our exposure to residential construction loans and the recent slowdown in the emergence of new problem assets, looking forward we anticipate our credit costs will remain elevated for a number of quarters.  (See Note 6 of the Notes to the Consolidated Financial Statements, as well as “Asset Quality” below.)  Although there have been indications that economic conditions are improving, the pace of recovery has been modest and uneven and the ongoing stress in the economy has been the most significant challenge impacting our recent operating results.  As a result, like most financial institutions, our future operating results and financial performance will be significantly affected by the course of recovery from the recessionary downturn.  However, improving our risk profile and aggressively managing problem assets is a primary focus in the current environment which we believe will lead to improved results in future periods.

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased by $13.2 million, or 9.1%, for the year ended December 31, 2010 to $157.8 million compared to $144.6 million for the prior year, primarily as a result of an expansion of our net interest spread and net interest margin due to a lower cost of funds.  This trend to lower funding costs and the resulting increase in the net interest margin was driven by rapidly declining interest expense on deposits and represents an important improvement in our core operating fundamentals, which should provide a solid base to build upon as the economy recovers.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value.  (See Note 22 of the Notes to the Consolidated Financial Statements.)  For the year ended December 31, 2010, we recorded a net gain of $1.7 million ($1.4 million after tax) in fair value adjustments compared to a net gain of $12.5 million ($8.0 million after tax) for the year ended December 31, 2009.  Further, in 2010 we recorded a full valuation allowance for our net deferred tax assets, which resulted in an $18.0 million provision for income taxes for the year ended December 31, 2010 compared to a tax benefit of $27.1 million for the year ended December 31, 2009.  That significant swing in our income tax provision somewhat masked a meaningful reduction in our pre-tax loss, which decreased to $43.9 million for the year ended December 31, 2010 compared to $62.8 million for the year ended December 31, 2009.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information about our financial performance and critical accounting policies.

Recent Developments and Significant Events

Regulatory Actions:  On March 23, 2010, Banner Bank entered into a Memorandum of Understanding (Bank MOU) with the FDIC and Washington DFI.  Banner Corporation (the Company) also entered into a similar MOU with the Federal Reserve Bank of San Francisco on March 29, 2010 (FRB MOU).  Under the Bank MOU, Banner Bank is required, among other things, to develop and implement plans to reduce commercial real estate concentrations; to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 leverage capital to equal or exceed 10% of average assets.  In addition, Banner Bank is not permitted to pay cash dividends to Banner Corporation without prior approval from the FDIC and Washington DFI and the Company and Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  Further, the Company may not pay any dividends on common or preferred stock, pay interest or principal on the balance of its junior subordinated debentures or repurchase our common stock without the prior written non-objection of the Federal Reserve Bank.  See Item 1A, Risk Factors, “We are required to comply with the terms of memoranda of understanding that we have entered into with the FDIC and DFI and the Federal Reserve and lack of compliance could result in additional regulatory actions.”

Management Succession:  On April 6, 2010, the Company announced the hiring of Mark J. Grescovich as President of the Company and Banner Bank, succeeding D. Michael Jones.  Mr. Grescovich became a director of the Company and the Bank on May 25, 2010 and was named Chief Executive Officer of the Company and the Bank on August 18, 2010.  Mr. Jones retired as an officer of the Company and the Bank effective August 31, 2010 and continues to serve as a director.

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

Banner intends to use a significant portion of the net proceeds from the offering to strengthen Banner Bank’s regulatory capital ratios in accordance with the Bank MOU and to support managed growth as economic conditions improve.  To that end, at December 31, 2010, the Company had invested a cumulative $110 million as additional paid-in common equity in Banner Bank.  As a result, the Tier 1 leverage capital of Banner Bank was 10.84% of average assets on December 31, 2010, an increase from the 9.74% at December 31, 2009.  The Company expects to use the remaining net proceeds for general working capital purposes, including additional capital investments in its subsidiary banks if appropriate.

Deferred Tax Asset Valuation Allowance:  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under U.S. generally acceptable accounting principles (GAAP), a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.  While realization of the deferred tax asset is ultimately dependent on a return to profitability, which management believes is more likely than not, the guidance reflected in the accounting standard is significantly influenced by consideration of recent historical operating results.  During the third quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  This action caused our income tax expense to be $24.0 million for the third quarter.  As a result, despite incurring a pre-tax loss in both years, we recorded $18.0 million income tax expense for the year ended December 31, 2010, compared to an income tax benefit of $27.1 million for the year ended December 31, 2009.  See Note 13 of the Notes to the Consolidated Financial Statements for more information.

FDIC Prepayment:  On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay an estimate of their expected quarterly deposit insurance premiums for the fourth quarter of 2009 and for the three years ended December 31, 2010, 2011 and 2012.  Insured institutions were required to deposit funds with the FDIC in the amount of the prepaid assessment on December 30, 2009.  The insured institutions will not receive interest on the deposited funds.  For purposes of calculating an institution’s prepaid assessment amount, for the fourth quarter of 2009 and all of 2010, an institution’s assessment rate was its total base assessment rate in effect on September 30, 2009.  That rate was then increased by three basis points for all of 2011 and 2012.  Again, for purposes of calculating the prepaid amount, an institution’s third quarter 2009 assessment base was assumed to increase quarterly by an estimated five percent annual growth rate through the end of 2012.  Each institution was directed to record the entire amount of its prepaid assessment as a prepaid expense (asset).  Thereafter, each institution will record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution will record an expense and an accrued expense payable each quarter for its regular assessment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the institution.  For Banner Corporation, this total prepaid assessment was $31.6 million and was paid in December 30, 2009.  The balance of this prepaid assessment was $21.6 million at December 31, 2010.

Participation in the U.S. Treasury’s Capital Purchase Program:  On November 21, 2008, we received $124 million from the U.S. Treasury Department as part of the Treasury’s Capital Purchase Program.  We issued $124 million in senior preferred stock, with a related warrant to purchase up to $18.6 million in common stock, to the U.S. Treasury.  The warrant provides the Treasury the option to purchase up to 1,707,989 shares of Banner Corporation common stock at a price of $10.89 per share at any time during the next ten years.  The preferred stock pays a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company.  The terms and conditions of the transaction and the preferred stock conform to those provided by the U.S. Treasury.  A summary of the Capital Purchase Program can be found on the Treasury’s web site at www.treasury.gov/initiatives/financial-stability/investment-programs/cpp/Pages/ capitalpurchaseprogram.aspx.  The additional capital enhances our capacity to support the communities we serve through expanded lending activities and economic development.  This capital also adds flexibility in considering strategic opportunities that may be available to us.

Goodwill Write-Off:  As a result of the significant decline in our stock price and market capitalization over the course of 2008 and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, we decided to reduce the carrying value of goodwill in our Consolidated Statements of Financial Condition by recording a $50 million write-down in the second quarter and, in response to worsening economic indicators and further price declines, an additional $71 million write-down in the fourth quarter of 2008.  The total $121 million write-off of goodwill was a non-cash charge that did not affect the Company’s or the Banks’ liquidity or operations.  The adjustment brought our book value and tangible book value more closely in line with each other and more accurately reflected current market conditions.  Also, since goodwill is excluded from regulatory capital, the impairment charge (which was not deductible for tax purposes) did not have an adverse effect on the regulatory capital ratios of the Company or either of our subsidiary banks, each of which continues to remain “well capitalized” under the regulatory requirements.  See Note 21 of the Notes to Consolidated Financial Statements for additional information with respect to our valuation of intangible assets.

Lending Activities

General: All of our lending activities are conducted through Banner Bank, its subsidiary, Community Financial Corporation, and Islanders Bank.  We offer a wide range of loan products to meet the demands of our customers and our loan portfolio is very diversified by product type, borrower and geographic location within our market area.  We originate loans for our own loan portfolio and for sale in the secondary market.  Management’s strategy has been to maintain a well diversified portfolio with a significant percentage of assets in the loan portfolio having more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans.  As part of this effort, we have developed a variety of floating or adjustable interest rate products that correlate more closely with our cost of funds, particularly loans for commercial business and real estate, agricultural business, and construction and development purposes.  However, in response to customer demand, we continue to originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years.  The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Until recent periods, real estate lending activities were significantly focused on residential construction and land development loans and first mortgages on owner-occupied, one- to four-family residential properties; however, over the past three years our origination of construction and land development loans has declined substantially and the proportion of the portfolio invested in these types of loans has declined materially.  Our residential mortgage loan originations also decreased during this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases.  Despite modest demand, our residential mortgage loan portfolio has increased in amount and as a proportion of our total loan portfolio during this cycle, although residential mortgage loan balances were slightly lower at December 31, 2010 than a year earlier.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the weak economy, in recent periods demand for these types of commercial business loans has been modest and total outstanding balances have declined.  Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as many consumers have been focused on reducing their personal debt.  While continuing our commitment to residential lending, including our mortgage banking activities, we expect commercial lending (including owner-occupied commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly more important activities for us.  By contrast, we anticipate residential construction and related land development lending, which at December 31, 2010 represented 9% of the loan portfolio, compared to 14% a year earlier and more than 30% at its peak during the second quarter of 2007, will continue to be restrained by market conditions for the foreseeable future, as well as by our efforts to manage our concentration in this type of lending.  We also expect non-owner-occupied investor commercial real estate lending, for both construction and longer-term financing, will be modest in the near term as we manage our concentration in these types of loans.

At December 31, 2010, our net loan portfolio totaled $3.3 billion.  For additional information concerning our loan portfolio, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2010 and 2009—Loans

and Lending.”  See also Tables 7 and 8 contained therein, which sets forth the composition and geographic concentration of our loan portfolio, and Tables 9 and 10, which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the Northwest communities where we have offices.  Banner Bank’s mortgage lending subsidiary, CFC, provides residential lending primarily in the greater Portland, Oregon and Pasco (Tri Cities), Washington market areas.  While we offer a wide range of products, we have not engaged in any sub-prime lending programs, which we define as loans to borrowers with poor credit histories or undocumented repayment capabilities and with excessive reliance on the collateral as the source of repayment.  However, we have experienced a modest increase in delinquencies on our residential loans in response to the weakened housing market conditions.  At December 31, 2010, $683 million, or 20% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

We offer fixed- and adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions, primarily with the intent of selling these loans into the secondary market.  Fixed-rate loans generally are offered on a fully amortizing basis for terms ranging from 15 to 30 years at interest rates and fees that reflect current secondary market pricing.  Most ARM products offered adjust annually after an initial period ranging from one to five years, subject to a limitation on the annual change of 1.0% to 2.0% and a lifetime limitation of 5.0% to 6.0%.  For a small portion of the portfolio, where the initial period exceeds one year, the first rate change may exceed the annual limitation on subsequent rate changes.  Our ARM products most frequently adjust based upon the average yield on U.S. Treasury securities adjusted to a constant maturity of one year or certain LIBOR indices plus a margin or spread above the index.  ARM loans held in our portfolio may allow for interest-only payments for an initial period up to five years but do not provide for negative amortization of principal and carry no prepayment restrictions.  The retention of ARM loans in our loan portfolio can help reduce our exposure to changes in interest rates.  However, borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  In recent years, borrower demand for ARM loans has been limited and we have chosen not to aggressively pursue ARM loans by offering minimally profitable, deeply discounted teaser rates or option-payment ARM products.  As a result, ARM loans have represented only a small portion of our loans originated during this period and of our portfolio.

Our residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and the Federal National Mortgage Association (Fannie Mae or FNMA).  Government insured loans are underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA).  In the loan approval process, we assess the borrower’s ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower.  For ARM loans, our standard practice provides for underwriting based upon fully indexed interest rates and payments.  Generally, we will lend up to 95% of the lesser of the appraised value of the property or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on certain government insured programs.  We require private mortgage insurance on conventional residential loans with a loan-to-value ratio at origination exceeding 80%.  For the past three years, a meaningful number of exceptions to these general underwriting guidelines have been granted in connection with the sale or refinance of properties, particularly new construction, for which we were already providing financing.  These exceptions most commonly relate to loan-to-value and mortgage insurance requirements and not to credit underwriting or loan documentation standards.  Such exceptions will likely continue in the near term to facilitate troubled loan resolution in the current distressed housing market, and may result in loans having performance characteristics different from the rest of our one- to four-family loan portfolio.

Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis.  The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions.  During the past three years, we have sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market.

Construction and Land Lending:  Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers; however, the amount of this investment has been substantially reduced in recent years.  To a lesser extent, we also originate construction loans for commercial and multifamily real estate.  In years prior to 2008, residential construction and land development lending was an area of major emphasis at Banner Bank and the primary focus of its subsidiary, CFC.  Our largest concentrations of construction and land development loans are in the greater Puget Sound region of Washington State and the Portland, Oregon market area.  We also have construction and land loans for properties to a much smaller extent in the greater Boise area and certain eastern Washington and eastern Oregon markets.  At December 31, 2010, construction and land loans totaled $444 million, or 13% of total loans of the Company, consisting of $154 million of one- to four-family construction loans, $168 million of residential land or land development loans, $90 million of commercial and multifamily real estate construction loans and $32 million of commercial land or land development loans.

Prior to 2008, construction and land lending afforded us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than were usually available on other types of lending.  Construction and land lending, however, involves a higher degree of risk than other lending opportunities because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects.  Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan is dependent on the builder’s ability to sell the property before the construction loan is due.  We attempt to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.

Construction loans made by us include those with a sale contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period.  We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations.  The maximum number of speculative loans approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product and the ratio of sold to unsold inventory the builder maintains.  We have attempted to diversify the risk associated with speculative construction lending by doing business with a large number of small and mid-sized builders spread over a relatively large geographic region with numerous sub-markets within our three-state service area.

Loans for the construction of one- to four-family residences are generally made for a term of twelve to eighteen months.  Our loan policies include maximum loan-to-value ratios of up to 80% for speculative loans (loans that are not presold).  Individual speculative loan requests are supported by an independent appraisal of the property, a set of plans, a cost breakdown and a completed specifications form.  Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.  All speculative construction loans must be approved by senior loan officers.

Historically, we have also made land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land, although over the past three years we generally have not originated this type of loan.  In making land loans, we follow underwriting policies and disbursement and monitoring procedures similar to those for construction loans.  The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released from the lien of the mortgage.

We regularly monitor the construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and decrease this type of lending if we perceive unfavorable market conditions such as the existing economic environment.  Housing markets in most areas of the Pacific Northwest have significantly deteriorated over the past three  years and our origination of new construction loans has declined sharply as a result.  We believe that the underwriting policies and internal monitoring systems we have in place have helped to mitigate some of the risks inherent in construction and land lending; however, current weak housing market conditions have nonetheless resulted in a material increase of delinquencies and charge-offs in our construction and land loan portfolios.  Construction and land loans, including residential, commercial and multifamily, represent 13% of our portfolio and are responsible for approximately 50% of our non-performing loans.  Although well diversified with respect to sub-markets, price ranges and borrowers, our construction and land loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area.  Reducing the amount of non-performing construction and land development loans and related real estate acquired through foreclosure is currently the most critical issue that we face and need to resolve to return to acceptable levels of profitability.  The most significant risk in this portfolio relates to the land development loans as demand for building lots is currently weak.  (See “Asset Quality” below and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality.”)

Commercial and Multifamily Real Estate Lending:  We originate loans secured by multifamily and commercial real estate including, as noted above, loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor properties.  At December 31, 2010, our loan portfolio included $135 million in multifamily and $1.066 billion in commercial real estate loans, including $515 million in owner-occupied commercial real estate loans and $551 million in non-owner-occupied commercial real estate loans, which in aggregate comprised 31% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, potentially riskier than one- to four-family residential mortgage loans.  Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our current underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrowers’ willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Most multifamily and commercial real estate loans originated in the past five years are linked to various U.S. Treasury indices, Federal Home Loan Bank advance rates, certain prime rates or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2010, the average size of our commercial real estate loans was $629,000 and the largest commercial real estate loan in our portfolio was approximately $16 million.

Commercial Business Lending:  We are active in small- to medium-sized business lending and are engaged to a lesser extent in agricultural lending primarily by providing crop production loans.  Our officers devote a great deal of effort to developing customer relationships and the ability to serve these types of borrowers.  While also strengthening our commitment to small business lending, in recent years we have added experienced officers and staff focused on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range.  In addition to providing earning assets, this type of lending has helped us increase our deposit base.  Expanding commercial lending and related commercial banking services is currently an area of significant focus, including recent reorganization and additions to staffing in the areas of credit administration, business development, and loan and deposit operations.

Commercial business loans may entail greater risk than other types of loans.  Commercial business loans may be unsecured or secured by special purpose or rapidly depreciating assets, such as equipment, inventory and receivables, which may not provide an adequate source of repayment on defaulted loans.  In addition, commercial business loans are dependent on the borrower’s continuing financial strength and management ability, as well as market conditions for various products, services and commodities.  For these reasons, commercial business loans generally provide higher yields or related revenue opportunities than many other types of loans but also require more administrative and management attention.  Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

We underwrite our commercial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value.  We seek to structure these loans so that they have more than one source of repayment.  The borrower is required to provide us with sufficient information to allow us to make a prudent lending determination.  In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and information about the collateral.  Loans to closely held businesses typically require personal guarantees by the principals.  Our commercial loan portfolio is geographically dispersed across the market areas serviced by our branch network and there are no significant concentrations by industry or products.

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to various prime rate or LIBOR indices.  At December 31, 2010, commercial business loans totaled $585 million, or 17% of our total loans.

Agricultural Lending:  Agriculture is a major industry in many parts of our service areas.  While agricultural loans are not a large part of our portfolio, we intend to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2010, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $205 million, or 6% of our loan portfolio; however, the seasonal peak in agricultural loans is usually closer to 8% of our total loans.

Agricultural operating loans generally are made as a percentage of the borrower’s anticipated income to support budgeted operating expenses.  These loans are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof.  In the case of crops, consideration is given to projected yields and prices from each commodity.  The interest rate is normally floating based on the prime rate or a LIBOR index plus a negotiated margin.  Because these loans are made to finance a farm or ranch’s annual operations, they are usually written on a one-year review and renewable basis.  The renewal is dependent upon the prior year’s performance and the forthcoming year’s projections as well as the overall financial strength of the borrower.  We carefully monitor these loans and related variance reports on income and expenses compared to budget estimates.  To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received consistent emphasis in recent years.  Part of this emphasis has been the reintroduction of a Banner Bank-funded credit card program which we began marketing in the fourth quarter of 2005.  Similar to other consumer loan programs, we focus this credit card program on our existing customer base to add to the depth of our customer relationships.  Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2010, we had $286 million, or 8% of our loans receivable, in consumer related loans.

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

Our commercial loan officers solicit commercial and agricultural business loans through call programs focused on local businesses and farmers.  While commercial loan officers are delegated reasonable commitment authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of Banner Bank and Islanders Bank.

We originate consumer loans through various marketing efforts directed primarily toward our existing deposit and loan customers.  Consumer loan applications are primarily underwritten and documented by centralized administrative personnel.

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  For the years ended December 31, 2010, 2009 and 2008, we originated loans, net of repayments, of $114 million, $582 million and $562 million, respectively.  The decreased level of originations, net of repayments, during 2010 was significantly impacted by reduced demand from creditworthy borrowers due to weak economic conditions, a substantial amount of loan repayments, and continued charge-offs and transfers to REO.

We sell many of our newly originated one- to four-family residential mortgage loans to secondary market purchasers as part of our interest rate risk management strategy.  Proceeds from sales of loans for the years ended December 31, 2010, 2009 and 2008, totaled $351 million, $563 million and $366 million, respectively.  Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  We sell loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse.  See “Loan Servicing.”  At December 31, 2010, we had $3 million in loans held for sale.

We periodically purchase whole loans and loan participation interests primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities.  Any such purchases are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.  During the years ended December 31, 2010 and 2009, we purchased $341,000 and $1 million, respectively, of loans and loan participation interests.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2010, we were servicing $705 million of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.  At December 31, 2010, we held $5.6 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2010 was composed of $445 million of Freddie Mac residential mortgage loans, $102 million of Fannie Mae residential mortgage loans and $158 million of both residential and non-residential mortgage loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington and Oregon.  For the year ended December 31, 2010, we recognized $951,000 of loan servicing fees, which was net of $2.0 million of servicing rights amortization, in our results of operations.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  For the years ended December 31, 2010, 2009 and 2008, we capitalized $1.7 million, $5.0 million and $1.6 million, respectively, of MSRs relating to loans sold with servicing retained.  No MSRs were purchased in those periods.  Amortization of MSRs for the years ended December 31, 2010, 2009 and 2008, was $2.0 million, $2.1 million, and $902,000, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  At December 31, 2010, our MSRs were carried at a value of $5.4 million, net of amortization.

Asset Quality

Classified Assets: State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.  For additional information regarding asset quality and non-performing loans, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2010 and 2009—Asset Quality,” and Tables 15, 16 and 17 contained therein.

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with GAAP guidelines.  We increase our allowance for loan losses by charging provisions for possible loan losses against our income.  The allowance for losses on loans is maintained at a level which, in management’s judgment, is sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  At December 31, 2010, we had an allowance for loan losses of $97 million, which represented 2.86% of net loans and 64% of non-performing loans compared to 2.51% and 45%, respectively, at December 31, 2009.  For additional information concerning our allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009—Provision and Allowance for Loan Losses,” and Tables 21 and 22 contained therein.

Real Estate Owned:  Real estate owned (REO) is property acquired by foreclosure or receiving a deed in lieu of foreclosure, and is recorded at fair value, less cost to sell.  Development and improvement costs relating to the property are capitalized.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.  If the book value of the REO is determined to be in excess of the fair market value, a valuation allowance is recognized against earnings.  At December 31, 2010, we had REO of $101 million, compared to $78 million at December 31, 2009.  Valuation allowances recognized during 2010 totaled $15.1 million, compared with $1.6 million during 2009 and $823,000 during 2008.  For additional information on REO, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2010 and 2009—Asset Quality” and Table 18 contained therein and Note 7 of the Notes to the Consolidated Financial Statements.

Investment Activities

Under Washington state law, banks are permitted to invest in various types of marketable securities.  Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions.  Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk.  Our policies generally limit investments to U.S. Government and agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, corporate debt obligations and mortgage-backed securities.  Investment in mortgage-backed securities may include those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and privately-issued mortgage-backed securities that have an AA credit rating or higher at the time of purchase, as well as collateralized mortgage obligations (CMOs).  A high credit rating indicates only that the rating agency believes there is a low risk of loss or default.  To the best of our knowledge, we do not have any investments in mortgage-backed securities, collateralized debt obligations or structured investment vehicles that have a material exposure to sub-prime mortgages.  However, we do have investments in single-issuer and collateralized debt obligations secured by pooled trust preferred securities that have been materially adversely impacted by concerns related to the banking and insurance industries as well as payment deferrals and defaults by certain issuers.  Further, all of our investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment’s earning performance and/or market value.

At December 31, 2010, our consolidated investment portfolio totaled $368 million and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds and corporate debt obligations.  From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management’s projections as to the demand for funds to be used in loan originations, deposits and other activities.  During the year ended December 31, 2010, holdings of mortgage-backed securities decreased $19 million to $87 million, while U.S. Treasury and agency obligations increased $45 million to $140 million, corporate securities including equities increased $15 million to $59 million, and municipal bonds increased $9 million to $83 million.

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2010 and 2009—Investments,” and Tables 1 to 6 contained therein.

Off-Balance-Sheet Derivatives: Derivatives include “off-balance-sheet” financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  We generally have not invested in “off-balance-sheet” derivative instruments, although investment policies authorize such investments.  However, through our acquisition of F&M Bank in 2007 we became a party to approximately $23.0 million ($19.2 million as of December 31, 2010) in notional amounts of interest rate swaps.  These swaps serve as hedges to an equal amount of fixed-rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  The fair value adjustments for these swaps and the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the hedged loans.  Also, as a part of mortgage banking activities, we issue “rate lock” commitments to borrowers and obtain offsetting “best efforts” delivery commitments from purchasers of loans.  While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such.  Accordingly, on December 31, 2010, we recorded an asset of $310,000 and a liability of $310,000, representing the estimated market value of those commitments.  On December 31, 2010, we had no other investment related off-balance-sheet derivatives.

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

We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances.  In addition, our electronic banking activities including debit card and automated teller machine (ATM) programs, online Internet banking services and, most recently, customer remote deposit and mobile banking capabilities are all directed at providing products and services that enhance customer relationships and result in growing deposit balances.  Growing core deposits (transaction and savings accounts) is a fundamental element of our business strategy.

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns.  At December 31, 2010, we had $3.6 billion of deposits, including $2.0 billion of transaction and savings accounts and $1.6 billion in time deposits.  For additional information concerning our deposit accounts, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2010 and 2009—Deposit Accounts.”  See also Table 11 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 12, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2010.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB-Seattle serves as our primary borrowing source.  The FHLB-Seattle provides credit for member financial institutions such as Banner Bank and Islanders Bank.  As members, the Banks are required to own capital stock in the FHLB-Seattle and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities provided certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements.  At December 31, 2010, we had $44 million of borrowings from the FHLB-Seattle.  At that date, Banner Bank had been authorized by the FHLB-Seattle to borrow up to $974 million under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $33 million under a similar agreement.  More recently, the Federal Reserve Bank of San Francisco (FRBSF) has also served as an important source of borrowings.  The FRBSF provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle.  At December 31, 2010, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $373 million from the FRBSF, although at that date we had no funds borrowed under this arrangement.  Although eligible to participate, Islanders Bank has not applied for approval to borrow from the FRBSF.  For additional information concerning our borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2010 and 2009—Borrowings,” Table 14 contained therein, and Notes 10 and 11 of the Notes to the Consolidated Financial Statements.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with cash management services provided to our larger deposit customers.  At December 31, 2010, we had issued retail repurchase agreements totaling $125 million, which were secured by a pledge of certain U.S. Government and agency notes and mortgage-backed securities with a market value of $133 million.

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

We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers.  However, we did not have any wholesale repurchase borrowings during the three years ended December 31, 2010.

In addition to our borrowings, we have also issued $120 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS).  The TPS were issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and were sold in private offerings to pooled investment vehicles.  The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition; however, at December 31, 2010, all of the $48 million fair value of the debentures qualifies as Tier 1 capital for regulatory capital purposes.  We have invested a significant portion of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank.  For additional information about deposits and other sources of funds, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Notes 9, 10, 11 and 12 of the Notes to the Consolidated Financial Statements contained in Item 8.

Personnel

As of December 31, 2010, we had 1,015 full-time and 77 part-time employees.  Banner Corporation has no employees except for those who are also employees of Banner Bank, its subsidiaries, and Islanders Bank.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Taxation
Federal Taxation

General:  For tax reporting purposes, we report our income on a calendar year basis using the accrual method of accounting on a consolidated basis.  We are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts.  Reference is made to Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information concerning the income taxes payable by us.

State Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the rate of 1.80% of gross receipts.  For many years, this rate had been 1.50%.  However, on April 12, 2010, the Washington State Legislature passed a law that temporarily increased this rate to 1.80%.  This new higher rate will be in effect for the period May 1, 2010 through June 30, 2013.  Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to this tax.  Our B&O tax expense was $2.3 million, $2.2 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax.  Our operations in those states resulted in corporate income taxes of approximately $60,000, $21,000 and $422,000 (net of federal tax benefit) for the years ended December 31, 2010, 2009 and 2008, respectively.  As our operations in these states increase, the state income tax provision will have an increasing effect on our effective tax rate and results of operations.

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

Competition for loans comes principally from other commercial banks, loan brokers, mortgage banking companies, savings banks and credit unions and for agricultural loans from the Farm Credit Administration.  The competition for loans is intense as a result of the large number of institutions competing in our market areas.  We compete for loans primarily by offering competitive rates and fees and providing timely decisions and excellent service to borrowers.

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

Federal and state banking laws and regulations govern all areas of the operation of the Banks, including reserves, loans, investments, deposits, capital, issuance of securities, payment of dividends and establishment of branches.  Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice.  Under the Bank MOU, Banner Bank is not able to pay cash dividends to Banner Corporation without the prior approval of the Washington DFI and the FDIC.  The respective primary federal regulators of Banner Corporation, Banner Bank and Islanders Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

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

Deposit Insurance:  The deposits of the Banks are insured up to applicable limits by the Deposit Insurance Fund (DIF), which is administered by the FDIC.  The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions and this insurance is backed by the full faith and credit of the United States government.  As insurer of the Banks’ deposits, the FDIC has supervisory and enforcement authority over Banner Ban k and Islanders Bank.  The FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC.  It also may prohibit any institution insured by the FDIC from engaging in any activity determined by regulation or order to pose a serious risk to the institution and the DIF.  The FDIC also has the authority to initiate enforcement actions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under the rules in effect through March 31, 2011, the FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for one of four risk categories, applying these rates to the institution’s deposits.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  A range of initial base assessment rates applies to each Risk Category, subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates increase uniformly by three basis points effective January 1, 2011.

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed on every insured institution a special assessment of five basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. We prepaid $31.6 million in FDIC assessments during the fourth quarter of 2009 and the balance of the prepaid assessment was $21.6 million at December 31, 2010.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ration, the FDIC must designate a reserve ratio, known as the designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.

Federally insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarterly period ended December 31, 2010, the Financing Corporation assessment equaled 1.04 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For 2010, the Banks incurred $399,000 in FICO assessments.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution meets certain criteria.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is not aware of any existing circumstances which would result in termination of the deposit insurance of either Banner Bank or Islanders Bank.

Prompt Corrective Action:  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a core capital to risk-weighted assets ratio of not less than 4%, and a leverage ratio of not less than 4%.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally.  Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by either Banner Bank and Islanders Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At December 31, 2010, both Banner Bank and Islanders Bank were categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

Standards for Safety and Soundness:  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities.  The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems.  If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.

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

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 3% to 4% of total assets.  At December 31, 2010, Banner Bank and Islanders Bank had Tier 1 leverage capital ratios of 10.84% and 11.25%, respectively.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution’s particular risk profile.  Under the Bank MOU, we are required to maintain Banner Bank’s leverage ratio at 10%.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect the bank’s financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks.  At December 31, 2010, Banner Bank and Islanders Bank had Tier 1 risk-based capital ratios of 13.83% and 13.21%, respectively, and total risk-based capital ratios of 15.10% and 14.46%, respectively.

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

We believe that, under the current regulations, Banner Bank and Islanders Bank exceed their minimum capital requirements.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where they have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their capital requirements.  For additional information concerning Banner Bank’s and Islanders Bank’s capital, see Note 18 of the Notes to the Consolidated Financial Statements.

Emergency Economic Stabilization Act of 2008 (EESA):  In October 2008, the EESA was enacted.  The EESA authorizes the U.S. Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program, or TARP.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the TARP Capital Purchase Program, or CPP, the Treasury may purchase debt or equity securities from participating institutions.  The TARP also allows direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  Banner completed its TARP CPP transaction on November 21, 2008 and received $124 million in funding from the U.S. Treasury Department.

Temporary Liquidity Guarantee Program:  Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program, or TLGP, on October 14, 2008.  There are two parts to the program: the Debt Guarantee Program, or the DGP, and the Transaction Account Guarantee Program, or the TAGP, which ended on December 31, 2010.  Eligible entities generally are participants unless they exercised opt out rights in timely fashion.   Banner Bank and Islanders Bank did not opt out of these programs.

For the DGP, eligible entities are generally U.S. bank holding companies, savings and loan holding companies, and FDIC-insured institutions.  Under the DGP, the FDIC guarantees certain senior unsecured debt of an eligible entity that was issued not later than October 31, 2009.  The guarantee is effective through the earlier of the maturity date or June 30, 2012 (for debt issued before April 1, 2009) or December 31, 2012 (for debt issued on or after April 1, 2009).  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009, or for certain institutions, 2% of liabilities as of September 30, 2008.  The nonrefundable DGP fee ranges from 50 to 100 basis points (annualized), depending on maturity, for covered debt outstanding during the period until the earlier of maturity or June 30, 2012, with various surcharges of 10 to 50 basis points applicable to debt with a maturity of one year or more issued on or after April 1, 2009. Generally, eligible debt of a participating entity becomes covered when and as issued until the coverage limit is reached, except that under some circumstances, participating entities can issue certain nonguaranteed debt.  Various features of the DGP require applications, additional fees, and approvals. On March 31, 2009, Banner Bank completed an offering of $50 million of qualifying senior bank notes that are guaranteed by the FDIC under the DGP.  These notes require interest only payments for a term of three years with principal payable in full at maturity.  Banner Bank is required to pay a 1.00% fee (annualized) on this debt, which will result in a total fee of $1.5 million over three years.  None of the senior notes are redeemable prior to maturity.  We do not anticipate any additional borrowing under the TLGP.

For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provided unlimited deposit insurance coverage for non-interest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into non-interest-bearing savings accounts.  Other NOW accounts and money market deposit accounts were not covered.  TAGP coverage initially lasted until December 31, 2009 and, unless the participant opted out, was extended twice through December 31, 2010.  On September 27, 2010, the FDIC announced that it would not continue the TAGP beyond December 31, 2010.  However, under the Dodd-Frank Act and the FDIC rules, separate temporary coverage for non-interest-bearing transaction accounts and IOLTA accounts became effective on December 31, 2010, terminating on December 31, 2012, so that all funds held in such accounts are fully insured, without limit.  Further, unlike the TAGP, all U.S. depository institutions insured by the FDIC must participate; there is no opt out provision.  The FDIC does not plan to charge a separate assessment for this temporary insurance.

The American Recovery and Reinvestment Act of 2009 (ARRA):  On February 17, 2009, President Obama signed ARRA into law.  ARRA is intended to revive the U.S. economy by creating millions of new jobs and stemming home foreclosures.  For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA.  Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the “senior executive officers,” a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement “say on pay” shareholder votes.  For additional information regarding the TARP CPP, see Item 1A, Risk Factors—“Because of our participation in the TARP Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.”

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010:  The Dodd-Frank Act significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on Banner.  For example, effective one year after the date of enactment, the Dodd-Frank Act eliminates the federal prohibition on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009.

The Dodd-Frank Act requires publicly traded companies, such as Banner Corporation, to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the federal banking agencies to promulgate rules prohibiting excessive and risky compensation paid to bank and bank holding company executives, regardless of whether the company is publicly traded.

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

The Dodd-Frank Act includes certain provisions concerning capital regulations which are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under these provisions, trust preferred securities issued by a company, such as Banner Corporation, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital.  The federal banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed above.  The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.  The Act requires these new capital regulations to be adopted in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010).  To date, no proposed regulations have been issued.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Commercial Real Estate Lending Concentrations:  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending.  The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk.  A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or

•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total capital or the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2010, Banner Bank’s and Islanders Bank’s aggregate loans for construction, land development and land loans were 107% and 63% of total capital, respectively.  In addition, at December 31, 2010, Banner Bank’s and Islanders Bank’s loans on commercial real estate were 236% and 300% of total capital, respectively.  As part of the Bank MOU, Banner Bank was required to develop and implement a plan to reduce its commercial real estate concentration.

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

Environmental Issues Associated With Real Estate Lending: The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  To the extent that legal uncertainty exists in this area, all creditors, including Banner Bank and

Islanders Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System:  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or nonpersonal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank.  At December 31, 2010, the Banks’ deposits with the Federal Reserve Bank and vault cash exceeded their reserve requirements.

Affiliate Transactions:  Banner Corporation, Banner Bank and Islanders Bank are separate and distinct legal entities. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or any nonbank subsidiary of the bank holding company are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the subsidiary bank’s capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with nonaffiliates.

Community Reinvestment Act:  Banner Bank and Islanders Bank are subject to the provisions of the Community Reinvestment Act of 1977 (CRA), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Both Banner Bank and Islanders Bank received a “satisfactory” rating during their most recent CRA examinations.

Dividends:  The amount of dividends payable by the Banks to us will depend upon their earnings and capital position, and is limited by federal and state laws, regulations and policies.  Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.  Under the Bank MOU, Banner Bank is not able to pay us dividends without the prior approval of the Washington DFI and the FDIC.

Privacy Standards:  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLBA) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  Banner Bank and Islanders Bank are subject to FDIC regulations implementing the privacy protection provisions of the GLBA.  These regulations require the Banks to disclose their privacy policy, including informing consumers of their information sharing practices and informing consumers of their rights to opt out of certain practices.

Anti-Money Laundering and Customer Identification:   In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001.  The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.  Banner Bank’s and Islanders Bank’s policies and procedures comply with the requirements of the USA Patriot Act.

Other Consumer Protection Laws and Regulations:  The Banks are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject the Banks to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Banner Corporation

General:  Banner Corporation, as sole shareholder of Banner Bank and Islanders Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA, and the regulations of the Federal Reserve.  We are required to file quarterly reports with the Federal Reserve and provide additional information as the Federal Reserve may require.  The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.  Banner Corporation is also required to file certain reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission.

The Bank Holding Company Act:  Under the BHCA, we are supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial distress to the banks.  A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.  The Dodd-Frank Act requires new regulations to be promulgated concerning the source of strength.  Banner Corporation and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between Banner Bank and affiliates are subject to numerous restrictions.  With some exceptions, Banner Corporation, and its subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Banner Corporation, or by its affiliates.

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

Federal Securities Laws:  Banner Corporation’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934 (the Exchange Act).

Sarbanes-Oxley Act of 2002:  The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with various accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission (SEC), under the Exchange Act.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules.  The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

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

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks.  Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.  Under the Dodd-Frank Act, the federal banking agencies may generally approve interstate de novo branching.

Dividends:  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  As part of the FRB MOU, the Company may not declare or pay any dividends on its common or preferred stock without the prior written non-objection of the Federal Reserve.

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Banks, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.  The guidelines require that a company’s total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.  As of December 31, 2010, Banner Corporation’s total risk-based capital was 16.92% of risk-weighted assets and its Tier 1 (core) capital was 15.65% of risk-weighted assets. As discussed above, new capital regulations are to be issued under the Dodd-Frank Act and the use of trust preferred securities as regulatory capital is now restricted.

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.  The Company has been informed that it may not repurchase its common stock without the prior written non-objection of the Federal Reserve Bank.  We did not repurchase any shares of common stock during the 2010 fiscal year.

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2010:

Name	Age	Position with Banner Corporation	Position with Banner Bank

Mark J. Grescovich	46	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director

D. Michael Jones	68	Director Former President and Chief Executive Officer—Retired during 2010	Director Former President and Chief Executive Officer—Retired during 2010

Lloyd W. Baker	62	Executive Vice President,	Executive Vice President,
		Chief Financial Officer	Chief Financial Officer

Cynthia D. Purcell	53		Executive Vice President,
			Retail Banking and Administration

Richard B. Barton	67		Executive Vice President,
			Chief Lending Officer

Paul E. Folz	56		Executive Vice President,
			Commercial Banking

Steven W. Rust	63		Executive Vice President,
			Chief Information Officer

Douglas M. Bennett	58		Executive Vice President,
			Real Estate Lending Operations

Tyrone J. Bliss	53		Executive Vice President,
			Risk Management and Compliance Officer

Gary W. Wagers	50		Executive Vice President
			Retail Products and Services

John T. Wagner	60		Executive Vice President
			Corporate Administration

Biographical Information

Set forth below is certain information regarding the executive officers of Banner Corporation and Banner Bank.  There are no family relationships among or between the directors or executive officers.

Mark J. Grescovich is President and Chief Executive Officer, and a director, of Banner Corporation and Banner Bank.  Mr. Grescovich joined the Bank in April 2010 and became Chief Executive Officer in August 2010 following an extensive banking career specializing in finance, credit administration and risk management.  Prior to joining the Bank, Mr. Grescovich was the Executive Vice President and Chief Corporate Banking Officer for Akron, Ohio-based FirstMerit Corporation and FirstMerit Bank N.A., a commercial bank with $14.5 billion in assets and over 200 branch offices in three states.  He assumed the role and responsibility for FirstMerit’s commercial and regional line of business in 2007, having served since 1994 in various commercial and corporate banking positions, including that of Chief Credit Officer.  Prior to joining FirstMerit, Mr. Grescovich was a Managing Partner in corporate finance with Sequoia Financial Group, Inc. of Akron, Ohio and a commercial and corporate lending officer and credit analyst with Society National Bank of Cleveland, Ohio.

D. Michael Jones retired in 2010 as President and Chief Executive Officer of Banner Corporation and Banner Bank.  He joined Banner Bank in 2002 following an extensive career in banking, finance and accounting.  Mr. Jones served as President and Chief Executive Officer from 1996 to 2001 for Source Capital Corporation, a lending company in Spokane, Washington.  From 1987 to 1995, Mr. Jones served as President of West One Bancorp, a large regional banking franchise based in Boise, Idaho.  Mr. Jones retired as President of the Company on April 6, 2010 and Chief Executive Officer on August 31, 2010.  He is still a director of the Company and the Bank.

Lloyd W. Baker joined First Savings Bank of Washington (now Banner Bank) in 1995 as Asset/Liability Manager, has been a member of the executive management committee since 1998 and has served as its Chief Financial Officer since 2000.  His banking career began in 1972.

Cynthia D. Purcell was formerly the Chief Financial Officer of Inland Empire Bank (now Banner Bank), which she joined in 1981, and has served in her current position as Executive Vice President since 2000.  Ms. Purcell is responsible for Retail Banking and Administration.

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

Douglas M. Bennett, who joined First Federal Savings and Loan (now Banner Bank) in 1974, has over 34 years of experience in real estate lending.  He has served as a member of Banner Bank’s executive management committee since 2004.

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

John T. Wagner began his banking career in 1972 with Norwest Bank. He worked for Seafirst Bank and Bank of America from 1977 to 2003, concluding his career there as Market President for Eastern Washington and Idaho. He joined F&M Bank in October, 2003 as President and Chief Operating Officer. Currently, John serves as Executive Vice President at Banner Bank.  He is a graduate of the University of Montana with a bachelor’s degree in Finance.  He is a 1986 graduate of Pacific Coast Banking School and has completed the Executive Management Program at Duke University.

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

Our operations are significantly affected by national and regional economic conditions.  Substantially all of our loans are to businesses and individuals in the states of Washington, Oregon and Idaho.  All of our branches and most of our deposit customers are also located in these three states.  A continuing decline in the economies of the markets in which we operate, in particular the Puget Sound area of Washington State, the Portland, Oregon metropolitan area, Boise, Idaho and the agricultural regions of the Columbia Basin, could have a material adverse effect on our business, financial condition, results of operations and prospects.  In particular, Washington, Oregon and Idaho have experienced home price declines, increased foreclosures and high unemployment rates.  As a result of our high concentration of our customer base in the Puget Sound area of Washington State, the deterioration of businesses in the Puget Sound area, or one or more businesses with a large employee base in that area, also could have a material adverse effect on our business, financial condition, results of operations and prospects.  In addition, weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	demand for our products and services may decline;
•	loan delinquencies, problem assets and foreclosures may increase;
•	collateral for loans made may decline further in value; and
•	the amount of our low-cost or non-interest-bearing deposits may decrease.

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

We originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, consumer loans, agricultural mortgage loans and agricultural loans as well as residential mortgage loans primarily within our market areas.  Generally, the types of loans other than the residential mortgage loans have a higher risk of loss than the residential mortgage loans.  We had approximately $2.720 billion outstanding in these types of higher risk loans at December 31, 2010 compared to approximately $3.087 billion at December 31, 2009.  These loans typically have greater credit risk than residential real estate for the following reasons

•
Construction and Land Loans. At December 31, 2010, construction and land loans were $444 million or 13% of our total loan portfolio.  This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  While our origination of these types of loans has decreased significantly in the last three years, we continue to have significant levels of construction and land loan balances.  Most of our construction loans are for the construction of single family residences.  Reflecting the current slowdown in the residential market, the secondary market for construction and land loans is not readily liquid, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans.  If we foreclose on a construction or land loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral.  The decline in the number of potential purchasers has contributed to the decline in the value of these loans.  Accordingly, charge-offs on construction and land loans may be larger than those incurred by other segments of our loan portfolio. At December 31, 2010, construction and land loans that were non-performing were $76 million or 50% of our total non-performing loans.

•
Commercial and Multifamily Real Estate Loans.  At December 31, 2010, commercial and multifamily real estate loans were $1.200 billion or 35% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans.  Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multifamily real estate loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  This risk is exacerbated in the current economic environment.  At December 31, 2010, commercial and multifamily real estate loans that were non-performing were $27 million or 18% of our total non-performing loans.

•
Commercial Business Loans.  At December 31, 2010, commercial business loans were $585 million or 17% of our total loan portfolio. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2010, commercial business loans that were non-performing were $21 million or 14% of our total non-performing loans.

•
Agricultural Loans.  At December 31, 2010, agricultural loans were $205 million or 6% of our total loan portfolio.  Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers.  These factors include weather, commodity prices, and interest rates among others.  Collateral securing these loans may be difficult to evaluate, manage or liquidate and may not provide an adequate source of repayment.  At December 31, 2010, agricultural loans that were non-performing were $6 million or 4% of our total non-performing loans.

•
Consumer Loans.  At December 31, 2010, consumer loans were $286 million or 8% of our total loan portfolio.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  At December 31, 2010, consumer loans that were non-performing were $2 million, or 2% of our total non-performing loans.

Our provision for loan losses and net loan charge-offs have increased significantly in recent years and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2010, we recorded a provision for loan losses of $70.0 million, compared to $109.0 million for the year ended December 31, 2009.  We also recorded net loan charge-offs of $67.9 million for the year ended December 31, 2010, compared to $88.9 million for the year ended December 31, 2009.  Despite the decrease from the prior year, we are still experiencing elevated levels of loan delinquencies and credit losses.  Slower sales, excess inventory and declining prices have been the primary causes of the increase in delinquencies and foreclosures for construction and land development loans which, including related real estate owned, represent 54% of our non-performing assets at December 31, 2010.  At December 31, 2010, our total non-performing assets had decreased to $254.3 million compared to $295.9 million at December 31, 2009.  Further, our portfolio is concentrated in construction and land loans, commercial business and commercial real estate loans, all of which generally have a higher risk of loss than residential mortgage loans.  If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if weak economic conditions in our market areas persist, we could experience significantly higher delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience, certain macroeconomic factors, and management’s expectations of future events;

•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral; and

•	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes.  If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 2.86% of total loans outstanding and 64% of non-performing loans at December 31, 2010.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

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

On March 23, 2010, the FDIC and the DFI entered into an agreement on a Memorandum of Understanding, or Bank MOU, with Banner Bank. Under the terms of the Bank MOU, Banner Bank may not:

•	appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without the prior written non-objection of the FDIC and/or the DFI; and
•	pay cash dividends to its holding company, Banner Corporation, without the prior written consent of the FDIC and the DFI.

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

In addition, on March 29, 2010, the Federal Reserve Bank of San Francisco entered into a Memorandum of Understanding with Banner Corporation (the FRB MOU).  Under the terms of the FRB MOU, Banner Corporation, without prior written approval, or non-objection, of the Federal Reserve Bank of San Francisco, may not:

•	appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers;
•	receive dividends or any other form of payment or distribution representing a reduction in capital from Banner Bank;
•	declare or pay any dividends, or make any other capital distributions including payments on our junior subordinated debentures underlying our trust preferred securities;
•	incur, renew, increase, or guarantee any debt;
•	issue any trust preferred securities; and
•	purchase or redeem any of our stock.

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

At December 31, 2010, Banner Corporation and the Banks each exceeded all current regulatory capital requirements including the requirements included in both the Bank MOU and FRB MOU.  (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding regulatory capital requirements for Banner and the Banks).

The Bank MOU and the FRB MOU will remain in effect until stayed, modified, terminated or suspended by the FDIC and the DFI or the Federal Reserve Bank of San Francisco, as the case may be.  If either Banner Corporation or Banner Bank were found not in compliance with its respective MOU, it could be subject to various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and/or directors, and to assess civil monetary penalties.  Management of Banner Corporation and Banner Bank have been taking action and implementing programs to comply with the requirements of the FRB MOU and the Bank MOU, respectively.  Although compliance will be determined by the FDIC, DFI and the Federal Reserve Bank of San Francisco, management believes that Banner Corporation and Banner Bank have complied and will continue to comply in all material respects with the provisions of each respective MOU.  Any of these regulators may determine in their sole discretion that the matters covered by the FRB MOU or the Bank MOU have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions.  Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, pay dividends on our common stock or the value of our common stock, as well as our financial condition and results of operations.

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

We reported a net loss of $69.7 million available to common shareholders during the year ended December 31, 2010 compared to a net loss of $43.5 million during the year ended December 31, 2009.  The net loss for the year ended December 31, 2010 primarily resulted from our high level of non-performing assets and the resultant reduction in interest income, increased provision for loan losses and charges related to foreclosed real estate, in addition to a full valuation allowance against our net deferred tax assets.  In addition, several other factors affecting our business can cause significant variations in our quarterly results of operations.  In particular, variations in the volume of our loan originations and sales, the differences between our cost of funds and the average interest rate earned on investments, special FDIC insurance charges, significant changes in real estate valuations and the fair valuation of our junior subordinated debentures or our investment securities portfolio could have a material adverse effect on our results of operations and financial condition.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as real estate owned (REO) and at certain other times during the assets holding period.  Our net book value (NBV) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value).  A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, or if property values decline, the fair value of the investments in real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs.  Significant charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our REO and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by the bank regulators, may have a material adverse effect on our financial condition and results of operations.

The value of securities in our investment securities portfolio may be negatively affected by disruptions in securities markets.

The market for some of the investment securities held in our portfolio has been experiencing volatility and disruption for more than two years.  These market conditions have affected and may further detrimentally affect the value of these securities, such as through reduced valuations because of the perception of heightened credit and liquidity risks.  There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

An increase in interest rates, change in the programs offered by governmental sponsored entities (GSE) or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

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

Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 63% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2010, and approximately $1.5 billion, or 71%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.   At December 31, 2010, the weighted average floor interest rate of these loans was 5.67%.  At that date, approximately $1.3 billion, or 84%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse affect on our results of operations.

Further deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses on our investment in Federal Home Loan Bank stock.

At December 31, 2010, we owned $37.4 million of stock of the Federal Home Loan Bank of Seattle, or FHLB.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  Our FHLB stock has a par value of $100, is carried at cost, and is subject to recoverability testing.  The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  As a result, the FHLB has not paid a dividend since the fourth quarter of 2008.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, we have not recorded an impairment on our investment in FHLB stock. However, further deterioration in the FHLB's financial position may result in impairment in the value of those securities.  In addition, on October 25, 2010, the FHLB received a consent order from the FHFA. The potential impact of the consent order is unknown at this time. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered and its currently outstanding TARP preferred securities will continue to qualify as Tier 1 capital.  In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on Banner.  For example, effective one year after the date of enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest-bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company.  However, compliance with this new law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

FDIC insurance premiums increased significantly in 2009 and we may pay higher FDIC premiums in the future.

The Dodd-Frank Act established 1.35% as the minimum reserve ratio.  The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The FDIC has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has set 2.0 as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits.  While our FDIC insurance premiums initially will be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

A decline or lack of credit availability could limit our ability to replace deposits and fund loan demand, which could adversely affect our earnings and capital levels.

A decline of lack of credit availability and the inability to obtain adequate funding to replace deposits if necessary and fund loan growth may negatively affect asset growth and, consequently, our earnings capability and capital levels.  In addition to any deposit growth, maturity of investment securities and loan payments, we rely from time to time on advances from the Federal Home Loan Bank of Seattle, borrowings from the Federal Reserve Bank of San Francisco and certain other wholesale funding sources to fund loans and replace deposits.  Negative operating results or economic conditions could adversely affect these additional funding sources, which could limit the funds available to us.  Our liquidity position could be significantly constrained if we are unable to access funds from the Federal Home Loan Bank of Seattle, the Federal Reserve Bank of San Francisco or other wholesale funding sources or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. In this case, our results of operations and financial condition would be negatively affected.

Failure to manage our growth may adversely affect our performance.

Our financial performance and profitability depend on our ability to manage past and possible future growth.  Future acquisitions and growth may present operating, integration and other issues that could have a material adverse effect on our business, financial condition or results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business and the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington, Oregon or Idaho markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued uncertainty in credit markets.  In addition, recent changes in the collateralization requirements and other provisions of the Washington and Oregon public funds deposit programs have changed the economic benefit associated with accepting public funds deposits, which may affect our need to utilize alternative sources of liquidity.

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

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Regulation.”  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Further, recent regulatory changes to the rules for overdraft fees for debit transactions and interchange fees could reduce our fee income which would result in a reduction of our noninterest income. Our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

Our ability to attract and retain key officers and employees may be impacted by legislation and regulation affecting the financial services industry. In 2009, the American Recovery and Reinvestment Act (ARRA) became law.  The ARRA, through the implementing regulations of the U.S. Treasury, significantly expanded the executive compensation restrictions originally imposed on TARP participants, including us. Among other things, these restrictions limit our ability to pay bonuses and other incentive compensation and make severance payments. These restrictions will continue to apply to us for as long as the preferred stock we issued pursuant to the TARP Capital Purchase Program remains outstanding. These restrictions may negatively affect our ability to compete with financial institutions that are not subject to the same limitations.

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

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced an increase in losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

As of December 31, 2010, we had outstanding $123.7 million aggregate principal amount ($48.4 million at fair value) of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts.  We have also guaranteed these trust preferred securities.  There are currently six separate series of these junior subordinated debentures outstanding, each series having been issued under a separate indenture and with a separate guarantee.  Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under such indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under such indenture; (ii) we are in default with respect to payment of any obligations under such guarantee; or (iii) we have deferred payment of interest on the junior subordinated debentures outstanding under that indenture.  In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debentures of each series from time to time for up to five years.

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

If we are unable to redeem our Series A Preferred Stock by February 2014, the cost of this capital to us will increase substantially.

The FRB MOU prohibits us from redeeming our outstanding capital stock without the prior written approval of the Federal Reserve Bank of San Francisco.  If we are unable to redeem our Series A Preferred Stock prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $6.2 million annually) to 9.0% per annum (approximately $11.2 million annually).  Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity and ability to pay dividends to common shareholders.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2010, we have 89 branch offices located in Washington, Oregon and Idaho.  Three of those 89 are Islanders Bank branches and 86 are Banner Bank branches.  Sixty-four branches are located in Washington, sixteen in Oregon and nine in Idaho.  Of those offices, approximately half are owned and the other half are leased facilities.  We also have nine leased locations for loan production offices spread throughout the same three-state area.  The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from one to 25 years.  Administrative support offices are primarily in Washington, where we have nine facilities, of which we own two and lease seven.  Additionally, we have one leased administrative support office in Idaho and own one located in Oregon.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

Item 4 – [Reserved]

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2010 totaled 1,457 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.  The following tables show the reported high and low sale prices of our common stock for the periods presented, as well as the cash dividends declared per share of common stock for each of those periods.

Year Ended December 31, 2010	High	Low	Cash Dividend Declared
First quarter	$4.00	$2.51	$0.01
Second quarter	8.15	1.91	0.01
Third quarter	2.59	1.92	0.01
Fourth quarter	2.36	1.56	0.01

Year Ended December 31, 2009	High	Low	Cash Dividend Declared
First quarter	$10.39	$1.81	$0.01
Second quarter	6.71	3.04	0.01
Third quarter	4.29	2.51	0.01
Fourth quarter	3.55	2.07	0.01

The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors and is subject to the discretion of our board of directors.  After consideration of these factors, beginning in the third quarter of 2008, we reduced our dividend payout to preserve our capital and further reduced our dividend in the first quarter of 2009.  There can be no assurance that we will pay dividends on our common stock in the future.

Under the FRB MOU, we may not declare or pay any dividends on common or preferred stock or pay interest or principal on the balance of our junior subordinated debentures without the FRBSF’s prior written non-objection.

Our ability to pay dividends on our common stock depends primarily on dividends we receive from Banner Bank and Islanders Bank.  Under federal regulations, the dollar amount of dividends the Banks may pay depends upon their capital position and recent net income.  Generally, if a bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations; however, under the Bank MOU, Banner Bank is unable to pay dividends to Banner Corporation without the prior consent of the FDIC and DFI.  In addition, an institution that has converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion.  Banner Bank, our primary subsidiary, converted to a stock form of ownership and is therefore subject to the limitation described in the preceding sentence.  In addition, under Washington law, no bank may declare or pay any dividend in an amount greater than its retained earnings.  The Washington DFI has the power to require any bank to suspend the payment of any and all dividends.

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

Issuer Purchases of Equity Securities

We did not have any repurchases of our common stock from October 1, 2010 through December 31, 2010 or at any time during 2010.

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

150
125
100
75
50
25
0
Index Value
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
Banner Corporation
NASDAQ Composite
SNL Bank $1B-$5B
SNL Bank NASDAQ

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Banner Corporation	100.00	144.74	95.91	32.68	9.39	8.26
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81
SNL Bank NASDAQ	100.00	112.27	88.14	64.01	51.93	61.27

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2005 and that all dividends were reinvested.  Information for the graph was provided by SNL Financial L.C. © 2011.

Item 6 – Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of December 31, 2010, 2009, 2008, 2007, and 2006 and for the years then ended have been derived from our audited consolidated financial statements.  Certain information for prior years has been restated in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 108 which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	December 31
(In thousands)	2010	2009	2008	2007	2006
					Restated
Total assets	$4,406,082	$4,722,221	$4,584,368	$4,492,658	$3,495,566
Loans receivable, net	3,305,716	3,694,852	3,886,211	3,763,790	2,930,455
Cash and securities (1)	729,345	640,657	419,718	354,809	347,410
Deposits	3,591,198	3,865,550	3,778,850	3,620,593	2,794,592
Borrowings	267,761	414,315	318,421	372,039	404,330
Common stockholders’ equity	392,472	287,721	317,433	437,846	250,607
Total stockholders’ equity	511,472	405,128	433,348	437,846	250,607

Shares outstanding	113,153	21,539	17,152	16,266	12,314
Shares outstanding excluding unearned, restricted shares held in ESOP	112,913	21,299	16,912	16,026	12,074
OPERATING DATA:
	For the Years Ended December 31
(In thousands)	2010	2009	2008	2007	2006
					Restated
Interest income	$218,082	$237,370	$273,158	$295,497	$243,019
Interest expense	60,312	92,797	125,345	145,690	116,114
Net interest income before provision for loan losses	157,770	144,573	147,813	149,807	126,905
Provision for loan losses	70,000	109,000	62,500	5,900	5,500
Net interest income	87,770	35,573	85,313	143,907	121,405

Deposit fees and other service charges	22,009	21,394	21,540	16,573	11,417
Mortgage banking operations	6,370	8,893	6,045	6,270	5,824
Other-than-temporary impairment losses	(4,231)	(1,511)	--	--	--
Net change in valuation of financial instruments carried at fair value	1,747	12,529	9,156	11,574	--
Other operating income	3,253	2,385	2,888	3,978	3,334

REO operations	26,025	7,147	2,283	189	(155)
Goodwill write-off	--	--	121,121	--	--
Insurance recovery, net proceeds	--	--	--	--	(5,350)
Other operating expenses	134,776	134,933	136,616	127,300	99,886

Income (loss) before provision for income tax expense (benefit)	(43,883)	(62,817)	(135,078)	54,813	47,599
Provision for income tax expense (benefit)	18,013	(27,053)	(7,085)	17,890	16,055

Net income (loss)	$(61,896)	$(35,764)	$(127,993)	$36,923	$31,544

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2010	2009	2008	2007	2006
Net income (loss):					Restated
Basic	$(1.03)	$(2.33)	$(7.94)	$2.53	$2.65
Diluted	(1.03)	(2.33)	(7.94)	2.49	2.58
Common stockholders’ equity per share (2)	3.48	13.51	18.77	27.32	20.76
Common stockholders’ tangible equity per share (2)	3.40	12.99	17.96	18.73	17.75
Cash dividends	0.04	0.04	0.50	0.77	0.73
Dividend payout ratio (basic)	(5.79)%	(1.72)%	(6.30)%	30.43%	27.55%
Dividend payout ratio (diluted)	(5.79)%	(1.72)%	(6.30)%	30.92%	28.29%

OTHER DATA:
	December 31
	2010	2009	2008	2007	2006

Full time equivalent employees	1,060	1,060	1,095	1,139	898
Number of branches	89	89	86	84	58

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2010		2009	2008	2007	2006
Performance Ratios:						Restated
Return on average assets (3)	(1.36	) %	(0.78)%	(2.78)%	0.91%	0.96%
Return on average common equity (4)	(17.19)		(11.69)	(30.90)	10.07	13.29
Average common equity to average assets	7.90		6.71	8.99	9.06	7.19
Interest rate spread (5)	3.61		3.23	3.36	3.86	3.97
Net interest margin (6)	3.67		3.33	3.45	4.00	4.08
Non-interest income to average assets	0.64		0.96	0.86	0.95	0.62
Non-interest expense to average assets	3.53		3.12	5.65	3.15	2.86
Efficiency ratio (7)	86.03		75.47	138.72	67.74	64.00
Average interest-earning assets to interest- bearing liabilities	104.32		104.55	103.21	103.52	102.81

Selected Financial Ratios:
Allowance for loan losses as a percent of total loans at end of period	2.86		2.51	1.90	1.20	1.20
Net charge-offs as a percent of average outstanding loans during the period	1.88		2.28	0.84	0.08	0.03
Non-performing assets as a percent of total assets	5.77		6.27	4.56	0.99	0.43
Allowance for loan losses as a percent of non-performing loans (8)	64.30		44.55	40.14	108.13	252.81
Tangible common stockholders’ equity to tangible assets (9)	8.73		5.87	6.64	6.89	6.20

Consolidated Capital Ratios:
Total capital to risk-weighted assets	16.92		12.73	13.11	11.72	11.80
Tier 1 capital to risk-weighted assets	15.65		11.47	11.86	10.58	9.53
Tier 1 leverage capital to average assets	12.24		9.62	10.32	10.04	8.76

(1)	Includes securities available-for-sale and held-to-maturity.
(2)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP.
(3)	Net income divided by average assets.
(4)	Net income divided by average common equity.
(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.
(7)	Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).
(8)	Non-performing loans consist of nonaccrual and 90 days past due loans.
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

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2010, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  As of December 31, 2010, we had total consolidated assets of $4.4 billion, total loans of $3.4 billion, total deposits of $3.6 billion and total stockholders’ equity of $511 million.

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

Weak economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 (and generally continued in 2009 and 2010) have presented an unusually challenging environment for banks and their holding companies, including Banner Corporation.  This has been particularly evident in our need to provide for credit losses during this period at significantly higher levels than our historical experience and has also adversely affected our net interest income and other operating revenues and expenses.  As a result of these factors, for the year ended December 31, 2010, we had a net loss of $61.9 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss to common shareholders of $69.7 million, or ($1.03) per diluted share, compared to a net loss to common shareholders of $43.5 million, or ($2.33) per diluted share, for the year ended December 31, 2009.  Although there have been indications that economic conditions are improving, the pace of recovery has been modest and uneven and the ongoing stress in the economy has been the most significant challenge impacting our recent operating results.  As a result, like most financial institutions, our future operating results and financial performance will be significantly affected by the course of recovery from the recessionary downturn.  However, improving our risk profile by aggressively managing our problem assets was a primary focus in 2010 which will continue moving forward and which we believe will lead to improved results in future periods.

Our provision for loan losses was $70.0 million for the year ended December 31, 2010, compared to $109.0 million recorded in the prior year.  Despite the decrease from 2009, the provision was significant in both years and reflects material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  For most of the past three years, housing markets remained weak in many of our primary services areas, resulting in elevated levels of delinquencies and non-performing assets, deterioration in property values, particularly for residential land and building lots, and the need to provide for realized and anticipated losses.  By contrast, other non-housing related segments of our loan portfolio, while showing some signs of stress, have performed as expected with only normal levels of credit problems given the serious economic slowdown.  From 2008 through 2010, the higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while we are encouraged by the continuing reduction in our exposure to residential construction loans and the recent slowdown in the emergence of new problem assets, looking forward we anticipate our credit costs will remain elevated for a number of quarters and will continue to have an adverse effect on our earnings during 2011.  (See Note 6 of the Notes to the Consolidated Financial Statements, as well as “Asset Quality” below.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased by $13.2 million, or 9%, for the year ended December 31, 2010 to $157.8 million compared to $144.6 million for the prior year, primarily as a result of an expansion of our net interest spread and net interest margin due to a lower cost of funds.  This trend to lower funding costs and the resulting increase in the net interest margin was driven by rapidly declining interest expense on deposits and represents an important improvement in our core operating fundamentals.  The increase in net interest income occurred despite the continuing adverse impact of high levels of nonaccrual loans and other non-performing assets on our net interest margin as substantial reductions in our funding costs continued throughout 2010.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value.  (See Note 22 of the Notes to the Consolidated Financial Statements.)  For the year ended December 31, 2010, we recorded a net gain of $1.7 million ($1.4 million after tax) in fair value adjustments compared to a net gain of $12.5 million ($8.0 million after tax) for the year ended December 31, 2009.  Also, for the year ended December 31, 2010, our net income included a $4.2 million other-than-temporary impairment (OTTI) charge on certain securities, compared to a $1.5 million OTTI charge in 2009.  Further, reflecting unprecedented difficulties in the operating environment for banking institutions and deteriorating market conditions, in 2008 our financial results also included a $121.1 million non-cash, non-tax deductible impairment charge for the write-off of goodwill.

Other operating income, excluding the fair value adjustments and OTTI losses (charges), decreased $1.0 million to $31.6 million for the year ended December 31, 2010 from $32.7 million for the prior year, primarily as a result of decreased gain on the sale of loans from mortgage banking operations somewhat offset by an increase in loan servicing fees.  Revenues (net interest income before the provision for loan losses plus other operating income), excluding fair value adjustments and OTTI charges, increased $12.2 million, or 7%, to $189.4 million for the year ended December 31, 2010, compared to $177.2 million for the year ended December 31, 2009.  This growth in core revenues was the result of the meaningful increase in our net interest income which more than offset the modest decrease in other operating income, excluding fair value adjustments and OTTI charges.  Other operating expenses were $160.8 million for the year ended December 31, 2010, an increase from $142.1 million for the year ended December 31, 2009.  The current year’s expenses reflect significantly increased costs associated with problem loan collection activities including professional services and charges related to real estate owned, which were only slightly offset by reductions in compensation, occupancy and deposit insurance.  In addition, in 2010 we recorded a full valuation allowance for our net deferred tax assets, which resulted in an $18.0 million provision for income taxes for the year ended December 31, 2010 compared to a tax benefit of $27.1 million for the year ended December 31, 2009.  That significant swing in our income tax provision somewhat masked a meaningful reduction in our pre-tax loss, which decreased to $43.9 million for the year ended December 31, 2010 compared to $62.8 million for the year ended December 31, 2009.

As noted above, in the year ended December 31, 2010, our net income included a $1.7 million net gain in the valuation of the selected financial assets and liabilities we record at fair value.  The fair value adjustment resulted in a partial offset of $1.4 million (net after tax), or $0.02 per diluted share, from the net loss reported for the year ended December 31, 2010.  By comparison, the $12.5 million fair value gain in the prior year resulted in a partial offset of $8.0 million (net after tax), or $0.43 per diluted share from the net loss in 2009.  The net loss, excluding fair value adjustments and OTTI losses, was $59.4 million for the year ended December 31, 2010, compared to $42.8 million for the year ended December 31, 2009.  Revenues and other earnings information excluding the change in valuation of financial instruments carried at fair value, OTTI losses and goodwill impairment charges represent non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For more information on these non-GAAP measures, see the table below, as well as the discussion on tangible common stockholders’ equity in footnote number nine to the Key Financial Ratios tables on page 34.  The decrease in earnings from core operations primarily reflects the continued high levels of loan loss provisioning, increased REO and collection costs and the valuation allowance recognized against our net deferred tax asset.  See “Comparison of Results of Operations for the years ended December 31, 2010 and 2009” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	For the Years Ended December 31
	2010	2009	2008

Total other operating income	$29,148	$43,690	$39,629
Less other-than-temporary impairment losses	4,231	1,511	--
Less change in valuation of financial instruments carried at fair value	(1,747)	(12,529)	(9,156)

Total other operating income, excluding fair value adjustments and OTTI	$31,632	$32,672	$30,473

Net interest income before provision for loan losses	$157,770	$144,573	$147,813
Total other operating income	29,148	43,690	39,629
Less other-than-temporary impairment losses	4,231	1,511	--
Less change in valuation of financial instruments carried at fair value	(1,747)	(12,529)	(9,156)

Total revenue, excluding fair value adjustments and OTTI	$189,402	$177,245	$178,286

Net income (loss)	$(61,896)	$(35,764)	$(127,993)
Less other-than-temporary impairment losses	4,231	1,511	--
Less change in valuation of financial instruments carried at fair value	(1,747)	(12,529)	(9,156)
Less goodwill write-off	--	--	121,121
Less related tax expense (benefit)	52	3,966	(40,307)
Total earnings (loss), excluding fair adjustments, OTTI charges and goodwill write-off, net of related tax effects	$(59,360)	$(42,816)	$(56,335)

	December 31
	2010	2009

Stockholders’ equity	$511,472	$405,128
Other intangible assets, net	8,609	11,070
Tangible equity	502,863	394,058

Preferred equity	119,000	117,407

Tangible common stockholders’ equity	$383,863	$276,651

Total assets	$4,406,082	$4,722,221
Other intangible assets, net	8,609	11,070

Tangible assets	$4,397,473	$4,711,151

Tangible common stockholders’ equity to tangible assets	8.73%	5.87%

We offer a wide range of loan products to meet the demands of our customers. Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Until recent periods, real estate lending activities were significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties; however, over the past three years our origination of construction and land development loans has declined materially and the proportion of the portfolio invested in these types of loans has declined substantially.  Our residential mortgage loan originations also decreased during this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases.  Despite modest demand, our residential mortgage loan portfolio has increased in amount and as a proportion of our total loan portfolio during this cycle, although residential mortgage loan balances were slightly lower at December 31, 2010 than a year earlier.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the recessionary economy, in recent periods demand for these types of commercial business loans has been modest and total outstanding balances have declined.  Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as many consumers have been focused on reducing their personal debt.  At December 31, 2010, our net loan portfolio totaled $3.306 billion compared to $3.695 billion at December 31, 2009.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas.  Much of the focus of our branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.  For the two years ended December 31, 2010, our total deposit balances decreased largely as a result of our decision to significantly reduce our exposure to public funds, brokered deposits and high cost certificates of deposit.  Over the same period we have had a meaningful increase of transaction and savings accounts (checking, savings and money market accounts) as we have remained focused on growing these core deposits.  Total deposits at December 31, 2010 decreased $274 million to $3.591 billion, compared to $3.866 billion a year earlier.  However, over that time period certificates of deposit decreased $384 million, and brokered and public deposits decreased $62 million and $20 million, respectively.  Core deposits increased $110 million, with particularly strong growth in savings accounts.

Critical Accounting Policies

In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with U.S. Generally Accepted Accounting Principles (GAAP).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.

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

For additional information concerning critical accounting policies, see Notes 1, 6, 13, 21 and 22 of the Notes to the Consolidated Financial Statements and the following:

Interest Income:   (Notes 1 & 6)  Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Provision and Allowance for Loan Losses:  (Notes 1 & 6)  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  We maintain an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in ASC 450, Contingencies.  We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income and value impaired loans consistent with the accounting guidelines outlined in ASC 310, Receivables.

The allowance for losses on loans is maintained at a level sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends identified by us at the time financial statements are prepared.  Although we use the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control.  The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

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

Fair Value Accounting and Measurement: (Notes 1 and 22)  We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.  For more information regarding fair value accounting, please refer to Note 22 in the Notes to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets:  (Notes 1 and 21)  Goodwill and other intangible assets consists primarily of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination accounted for under the purchase method, and core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Prior to December 31, 2008, the largest component of our intangible assets was goodwill which arose from business combinations completed in previous periods.  However, for the year ended December 31, 2008, we recorded $121.1 million of impairment charges, which eliminated all of the goodwill previously carried in our Consolidated Statements of Financial Condition.  The other major component of our intangible assets is core deposit intangibles, which is the value ascribed to the long-term deposit relationships arising from acquisitions.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Real Estate Held for Sale:  (Notes 1 and 7)  Property acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value, less cost to sell.  Development and improvement costs relating to the property are capitalized.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

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

Accounting Standards Recently Adopted or Issued

In July 2010, FASB issued Accounting Standards Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures.  Under the provisions of this ASU, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables.  The provisions of ASU No. 2010-20 are effective for periods ending after December 15, 2010, with the exception of the amendments to the rollforward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010.  Comparative disclosures are required only for periods ending subsequent to initial adoption.  This ASU was implemented for the period ending December 31, 2010 and did not have a material effect on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—A Consensus of the FASB Emerging Issues Task Force.  ASU No. 2010-18 clarifies that a creditor should not apply specific guidance in ASC 310-40, Troubled Debt Restructurings by Creditors, to acquired loans accounted for as a pooled asset under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  However, that guidance in ASC 310-30 continues to apply to acquired loans within the scope of ASC 310-30 that a creditor accounts for individually.  This amended guidance is effective for a modification of a loan(s) accounted for within a pool under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amended guidance must be applied prospectively, and early application is permitted.  Upon initial application of the amended guidance, an entity may make a one-time election to terminate accounting for loans as a pool under ASC 310-30.  An entity may make the election on a pool-by-pool basis.  The election does not preclude an entity from applying pool accounting to future acquisitions of loans with credit deterioration.  The implementation of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives.  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading.  The new rules were effective July 1, 2010.  The implementation of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation.

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

In January 2010, the Board of Governors of the Federal Reserve System issued final risk-based capital rules related to the adoption of FASB ASC Topic 860-10 and FASB ASC Topic 810-10.  Banking organizations affected by these recent pronouncements generally will be subject to higher regulatory capital requirements intended to better align risk-based capital levels with the actual risks of certain exposures.  The implementation of the new risk-based capital rules in relation to these new pronouncements did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets.  This update codifies SFAS No. 166, Accounting for Transfers of Financial Assets—An Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-16 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  This standard primarily impacts the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement.  In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control.  To qualify as a participating interest, (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and  (iv) no party has the right to pledge or exchange the entire financial asset.  If the participating interest or surrender of control criteria are not met, the transfer is not accounted for as a sale and derecognition of the asset is not appropriate.  Rather, the transaction is accounted for as a secured borrowing arrangement.  The implementation of this ASU did not have a material impact during the year ended December 31, 2010 on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This update codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification.  ASU 2009-17 eliminates FASB Interpretations 46(R) (FIN 46(R)) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (VIE). The new guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the previous provisions.  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity.  This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  The implementation of this ASU did not have a material impact during the year ended December 31, 2010 on the Company’s consolidated financial statements.

Comparison of Financial Condition at December 31, 2010 and 2009

General.  Total assets decreased $316 million, or 7%, to $4.406 billion at December 31, 2010, from $4.722 billion at December 31, 2009.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $389 million, or 11%, to $3.306 billion at December 31, 2010, from $3.695 billion at December 31, 2009.  The contraction in net loans was largely due to decreases of $202 million in one- to four-family construction and related land loans and $59 million in commercial and multifamily construction and related land loans.  We continue to maintain a significant, although meaningfully decreased, investment in construction and land loans; however, new originations of these types of loans during the past three years has declined substantially and is expected to remain modest for the foreseeable future.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, transfers to real estate owned and charge offs, loans to finance the construction of one- to four-family residential real estate, which totaled $153 million at December 31, 2010, have decreased by $502 million, or 77%, since their peak quarter-end balance of $655 million at June 30, 2007.  In addition, land and development loans (both residential and commercial) have decreased by $302 million, or 60%, compared to their peak quarter-end balances at March 31, 2008.  Given the current housing and economic environment, we anticipate that construction and land loan balances will continue to decline for the foreseeable future, although the pace of decline will be more modest as originations of new construction loans likely will increase somewhat as inventories of completed homes have been reduced and the build out of existing development projects will be cautiously continued.  Most other categories of loans also decreased during the year, including a $52 million decrease in commercial business loans, as demand for new loans was weak and utilization of existing credit lines was low despite the modest recovery in the general economy.  The decrease in loan balances for the year also reflects our efforts to reduce our exposure to certain weaker credits as we continue to aggressively manage problem assets.

Securities increased to $368 million from $318 million at December 31, 2009, as we made several purchases of available-for-sale securities as trading securities were called or matured.  During the year ended December 31, 2010, net fair value adjustments for trading and available-for-sale securities had a very minimal effect on their carrying values as the investment market experienced reduced volatility as compared to 2008 and 2009.  At December 31, 2010, the fair value of our trading securities was $33 million less than their amortized cost.  The reduction reflected in the fair value of these securities compared to their amortized cost primarily was centralized in single-issuer trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies, as well as a difference of $7 million in the value of Fannie Mae and Freddie Mac common and preferred equity securities, offset by small gains in all other trading securities.  (See Note 4 of the Notes to the Consolidated Financial Statements.)  Our available-for-sale portfolio grew significantly during the year, as purchases of U.S. Government and agency obligations exceeded maturities by $82 million.  Periodically we also acquire securities which are designated as held-to-maturity, although this portfolio decreased by $3 million from the prior year balances.

Real estate owned acquired through foreclosures increased $23 million, to $101 million at December 31, 2010 compared to $78 million at December 31, 2009.  The December 31, 2010 total included $60 million in land or land development projects, $14 million in commercial real estate and $27 million in single-family homes and related residential construction.  During the year ended December 31, 2010, we transferred $88 million of loans into REO, capitalized additional investments of $4 million in acquired properties, disposed of approximately $52 million of properties and recognized $17 million of charges against current earnings for valuation adjustments related to sold or currently owned properties. Further declines in the value of residential real estate, including in particular building lots and land development projects for residential use, had a material adverse impact on the carrying value of REO and our results of operations for the year ended December 31, 2010. (See “Asset Quality” discussion below.)

Deposits decreased $274 million, or 7%, to $3.591 billion at December 31, 2010, from $3.866 billion at December 31, 2009.  Non-interest-bearing deposits increased by $18 million, or 3%, to $600 million from $582 million, and interest-bearing transaction and savings accounts increased by $92 million, or 7%, to $1.433 billion at December 31, 2010 from $1.341 million at December 31, 2009.  More than offsetting these increases, certificates of deposit decreased $384 million, or 20%, to $1.557 billion at December 31, 2010 from $1.942 billion at December 31, 2009.  Part of the decrease in certificates of deposit was brokered certificates, which decreased $62 million from the prior year balances; however, much of the decrease reflects management’s pricing decision to allow maturing higher priced retail certificates to migrate off the balance sheet or into core deposits.

FHLB advances decreased $146 million, to $44 million at December 31, 2010, from $190 million at December 31, 2009, while other borrowings decreased only $1 million to $176 million at December 31, 2010.  The decrease in FHLB advances reflects maturities of advances and no additional borrowing as a part of our short-term cash management activities.  Included in other borrowings were $50 million of qualifying senior bank notes covered by the TLGP with a fixed interest rate of 2.625% and a maturity date of March 31, 2012.  This debt, which does not require any collateralization, was issued in March 2009 to strengthen our overall liquidity position as we adjusted to a lower level of public funds deposits.  Other borrowings at December 31, 2010 also include $125 million of retail repurchase agreements that are primarily related to customer cash management accounts.  No additional junior subordinated debentures were issued or matured during the year and the fair value of these instruments was essentially unchanged at $48 million, reflecting increased stability in the interest rate markets.  For more information, see Notes 10, 11 and 12 of the Notes to the Consolidated Financial Statements.

During the year ended December 31, 2010, we issued 5,858,920 additional shares of common stock for $16 million at an average net per share price of $2.77 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  Additionally, we completed a secondary offering of 85,639,000 shares of our common stock and received $162 million, net of offering costs.  The increase in stock issuance activity was partially offset by the changes in retained earnings as a result of losses from operations and the accrual and payment of preferred and common stock dividends, resulting in a net $106 million increase in stockholders’ equity.  During the year ended December 31, 2010, we did not repurchase any shares of Banner Corporation common stock.

Investments: At December 31, 2010, our consolidated investment portfolio totaled $368 million and consisted principally of U.S. Government and agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, and corporate debt obligations.  From time to time, our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2010, our aggregate investment in securities increased $50 million.  Holdings of U.S. Government and agency obligations increased $45 million, corporate bonds increased $15 million and municipal bonds increased $9 million.  Partially offsetting these increases was a net decrease in mortgage-backed securities of $19 million.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $140 million (also $140 million at amortized cost, with a fair value adjustment of only $129,000) at December 31, 2010, a weighted average contractual maturity of 2.7 years and a weighted average coupon rate of 1.10%.  Most of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.  These securities are primarily pledged as collateral for retail repurchase agreements.

Mortgage-Backed Obligations:  At December 31, 2010, our mortgage-backed and mortgage-related securities had a carrying value of $87 million ($83 million at amortized cost, with a fair value adjustment of $4 million).  The weighted average coupon rate of these securities was 4.53% and the weighted average contractual maturity was 19.2 years, although we receive principal payments on these securities each period resulting in a much shorter expected average life.  As of December 31, 2010, 88% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 12% pay at an adjustable-interest rate.  We do not believe that any of our mortgage-backed obligations had a meaningful exposure to sub-prime mortgages.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2010 was $76 million (with an amortized cost of $75 million), and was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts located in the states of Washington, Oregon and Idaho, our primary service area.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2010 had a carrying value of $7 million (also $7 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers.  We have not experienced any defaults or payment deferrals on our municipal bonds.  At December 31, 2010, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 11.2 years and an average coupon rate of 4.46%.

Corporate Bonds:  Our corporate bond portfolio, which had a carrying value of $58 million ($87 million at amortized cost) at December 31, 2010, was comprised principally of long-term fixed- and adjustable-rate capital securities issued by financial institutions, including collateralized debt obligations secured by pooled trust preferred securities and short-term FDIC guaranteed notes issued by certain large money center financial institutions.  The market for the capital securities deteriorated significantly in 2008 and 2009 and in our opinion is not currently functioning in a meaningful manner.  As a result, the fair value estimates for many of these securities are more subjective than in previous periods.  Nonetheless, it is apparent that the values have declined appreciably, which is reflected in our financial statements and results of operations.  In addition to the disruption in the market for these securities, the decline in value also reflects deterioration in the financial condition of some of the issuing financial institutions and payment deferrals and defaults by certain institutions.  The short-term FDIC guaranteed notes were purchased for liquidity management purposes in 2010 and have fair values that approximate amortized cost.  (See Critical Accounting Policies and Note 22 of the Notes to the Consolidated Financial Statements.)  At December 31, 2010, the portfolio had a weighted average maturity of 14.1 years and a weighted average coupon rate of 2.16%.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost as of December 31, 2010, 2009 and 2008 (dollars in thousands):

Table 1: Securities—Trading

	2010		2009		2008
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total

U.S. Government and agency obligations	$4,379	4.6%	$41,255	28.0%	$70,389	34.5%

Municipal bonds:
Taxable	693	0.7	1,034	0.7	2,041	1.0
Tax exempt	5,705	6.0	6,117	4.2	9,988	4.9
Total municipal bonds	6,398	6.7	7,151	4.9	12,029	5.9

Corporate bonds	34,724	36.4	35,017	23.8	40,220	19.7

Mortgage-backed or related securities:
FHLMC	17,347	18.2	25,837	17.6	35,538	17.5
FNMA	32,341	33.9	37,549	25.5	45,492	22.3
Total mortgage-backed or related securities	49,688	52.1	63,386	43.1	81,030	39.8

Equity securities	190	0.2	342	0.2	234	0.1

Total securities—trading	$95,379	100.0%	$147,151	100.0%	$203,902	100.0%

Table 2: Securities—Available-for-Sale

	2010		2009		2008
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total

U.S. Government and agency obligations	$135,428	67.6%	$53,112	55.5%	$--	--%

Municipal bonds:
Taxable	775	0.4	--	--	--	--
Tax exempt	4,621	2.3	--	--	--	--
Total municipal bonds	5,396	2.7	--	--	--	--

Corporate bonds	22,522	11.2	--	--	--	--

Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	9,605	4.8	18,457	19.3	33,729	63.3
GNMA certificates	23,732	11.9	17,633	18.4	10,005	18.8
Other collateralized mortgage obligations	3,544	1.8	6,465	6.8	9,538	17.9
Total mortgage-backed or related securities	36,881	18.5	42,555	44.5	53,272	100.0

Total securities—available-for-sale	$200,227	100.0%	$95,667	100.0%	$53,272	100.0%

Table 3: Securities—Held-to-Maturity

	2010		2009		2008
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total

Municipal bonds:
Taxable	$5,654	7.9%	$2,683	3.6%	$2,925	4.9%
Tax exempt	65,183	90.4	63,901	85.4	48,619	81.3
Total municipal bonds	70,837	98.3	66,584	89.0	51,544	86.2

Corporate bonds	1,250	1.7	8,250	11.0	8,250	13.8

Total securities—held-to-maturity	$72,087	100.0%	$74,834	100.0%	$59,794	100.0%

Estimated market value	$73,916		$76,489		$60,530

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—trading at fair value (dollars in thousands):

Table 4:  Securities–Trading Maturity/Repricing and Rates

	Securities—Trading at December 31, 2010
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
U.S. Government and agency obligations:
Fixed-rate	$1,816	4.79%	$1,054	4.80%	$215	5.20%	$1,294	5.19%	$--	--%	$4,379	4.93%
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	1,816	4.79	1,054	4.80	215	5.20	1,294	5.19	--	--	4,379	4.93

Municipal bonds:
Taxable	--	--	--	--	--	--	--	--	693	6.37	693	6.37
Tax exempt	--	--	1,614	4.70	4,091	5.78	--	--	--	--	5,705	5.47
	--	--	1,614	4.70	4,091	5.78	--	--	693	6.37	6,398	5.57

Corporate bonds:
Fixed-rate	--	--	--	--	--	--	5,062	7.67	--	--	5,062	7.67
Adjustable-rate	29,662	2.39	--	--	--	--	--	--	--	--	29,662	2.39
	29,662	2.39	--	--	--	--	5,062	7.67	--	--	34,724	3.16

Mortgage-backed or related securities:
Fixed-rate	--	--	--	--	17,022	4.21	10,483	5.05	11,373	4.89	38,878	4.64
Adjustable-rate	1,014	2.56	9,796	4.50	--	--	--	--	--	--	10,810	4.32
	1,014	2.56	9,796	4.50	17,022	4.21	10,483	5.05	11,373	4.89	49,688	4.57

Equity securities	190	--	--	--	--	--	--	--	--	--	190	--

Total securities-trading-carrying value	$32,682	2.51	$12,464	4.55	$21,328	4.52	$16,839	5.85	$12,066	4.98	$95,379	4.13

Total securities-trading- amortized cost	$68,113		$11,906		$20,442		$16,234		$11,375		$128,070

(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—available-for-sale at fair value (dollars in thousands):

Table 5:  Securities–Available-for-Sale Maturity/Repricing and Rates

	Securities—Available-for-Sale at December 31, 2010
One Year or Less			Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
Carrying Value		Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
U.S. Government and agency obligations:
Fixed-rate	$35,254	0.44%	$83,817	1.11%	$--	--%	$--	--%	$--	--%	$119,071	0.91%
Adjustable-rate	--	--	16,357	1.43	--	--	--	--	--	--	16,357	1.43
	35,254	0.44	100,174	1.16	--	--	--	--	--	--	135,428	0.97

Municipal bonds:
Taxable	--	--	775	2.27	--	--	--	--	--	--	775	2.27
Tax exempt	--	--	3,323	1.18	1,298	1.70	--	--	--	--	4,621	1.33
	--	--	4,098	1.39	1,298	1.70	--	--	--	--	5,396	1.46

Corporate bonds:
Fixed-rate	22,522	0.60	--	--	--	--	--	--	--	--	22,522	0.60
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	22,522	0.60	--	--	--	--	--	--	--	--	22,522	0.60

Mortgage-backed or related securities:
Fixed-rate	--	--	--	--	--	--	3,544	5.81	33,337	4.34	36,881	4.48
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	--	--	--	--	--	--	3,544	5.81	33,337	4.34	36,881	4.48

Total securities-available- for-sale-carrying value	$57,776	0.50	$104,272	1.17	$1,298	1.70	$3,544	5.81	$33,337	4.34	$200,227	1.59

Total securities-available- for sale amortized cost	$57,780		$104,711		$1,338		$3,318		$31,911		$199,058

(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities held-to-maturity (dollars in thousands):

Table 6:  Securities–Held-to-Maturity Maturity/Repricing and Rates

	Securities—Held-to-Maturity at December 31, 2010
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
Municipal bonds:
Taxable	$232	6.00%	$1,286	5.66%	$3,514	3.96%	$--	--%	$622	5.78%	$5,654	4.63%
Tax exempt	3,800	4.74	8,597	3.82	9,395	4.02	41,832	4.80	1,559	5.81	65,183	4.58
	4,032	4.81	9,883	4.06	12,909	4.00	41,832	4.80	2,181	5.80	70,837	4.58

Corporate bonds:
Fixed-rate	--	--	750	2.67	500	3.00	--	--	--	--	1,250	2.80
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	--	--	750	2.67	500	3.00	--	--	--	--	1,250	2.80

Total securities held-to- maturity—carrying value	$4,032	4.81	$10,633	3.96	$13,409	3.97	$41,832	4.80	$2,181	5.80	$72,087	4.55

Total securities held-to- maturity—estimated market value	$4,077		$11,145		$13,633		$42,765		$2,296		$73,916

(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

Loans and Lending.  Our net loan portfolio decreased $389 million, or 11%, during the year ended December 31, 2010, compared to an decrease of $191 million, or 5%, during the year ended December 31, 2009.  While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  Reflecting the recession in 2008 and 2009 and modest pace of recovery in 2010, loan demand has been weak for most of the past three years as consumers and businesses have been cautious in their use of credit.  In addition, in response to weak housing markets we significantly curtailed the origination of new residential construction and land development loans.  As a result, our loan growth slowed significantly in 2008 and, as noted above, loan portfolio balances have declined for two consecutive years.  Although we are implementing strategies designed to capture more market share, looking forward, new loan originations and portfolio balances will continue to be significantly affected by the course of the recovery from the current economic environment.  For the years ended December 31, 2010, 2009 and 2008, we originated loans, net of repayments, of $114 million, $582 million and $562 million, respectively.  The decreased level of originations, net of repayments, during 2010 was significantly impacted by reduced demand from creditworthy borrowers due to weak economic conditions, a substantial amount of loan repayments, and continued charge-offs and transfers to REO.

We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans to secondary market purchasers.  Proceeds from sales of loans for the years ended December 31, 2010, 2009 and 2008 totaled $351 million, $563 million and $366 million, respectively.  We sell loans on both a servicing-retained and a servicing-released basis.  See “Loan Servicing Portfolio” below.  The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions.  Loans held for sale decreased slightly to $3 million at December 31, 2010, compared to $4 million at December 31, 2009.

At various times, we also purchase whole loans and participation interests in loans.  During the years ended December 31, 2010 and 2009, we purchased $341,000 and $1 million, respectively, of loans and loan participation interests.

One- to Four-Family Residential Real Estate Lending:  At December 31, 2010, $683 million, or 20.1% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  We are active originators of one- to four-family residential loans in communities where we have established offices in Washington, Oregon and Idaho.  Despite the slower economic activity, continued in-migration and the unprecedented low mortgage interest rate environment in 2009 and 2010 supported demand for residential loans.  In addition, in the spring of 2009 we instituted an aggressive advertising and mortgage financial campaign called the Great Northwest Home Rush designed to promote the sale of newly constructed homes that we had previously financed.  In working with the home builders and their realtors, the campaign included a significant commitment to advertising and marketing as well as attractive loan rates and terms, and resulted in a substantial amount of home sales and new loan originations.  The combined effects of these factors allowed us to originate a total of $732 million of one- to four-family residential loans for the year ended December 31, 2009, compared to $579 million in 2008.  However, our residential loan originations declined to $468 million in 2010, as we had a much reduced inventory of homes eligible for participation in the Great Northwest Home Rush program and as home sales slowed following the expiration of the Federal government’s home buyer tax credit programs.  The loan sales noted above, coupled with principal repayments, more than offset the increase from current year origination activity; therefore, in 2010 we had a $20 million decrease in the balance of loans on one- to four-family residences compared to the prior year.

Construction and Land Lending:  Historically we have invested a significant proportion of our loan portfolio in residential construction loans to professional home builders, as well as land loans and loans for the construction of commercial and multifamily real estate.  However, as noted above, as home housing markets weakened in recent years we significantly reduced our origination of new construction and land development loans.  The slower pace of originations coupled with repayments as a result of home sales and restructuring opportunities as well as foreclosure actions has allowed our portfolio of one- to four-family construction loans to decrease by $502 million compared to a peak quarter-end balance of $655 million at June 30, 2007.  During the year ended December 31, 2010, one- to four-family construction loans decreased by $86 million to $153 million.  Likewise, land development loans (both residential and commercial) decreased by $128 million to $200 million at December 31, 2010.  However, a meaningful portion of the decline in land development loans resulted from transfers to real estate owned and charge-offs and we continue to believe that land and land development loans represent the most significant source of risk in our loan portfolio.  At December 31, 2010, construction and land loans totaled $444 million (including $153 million of one- to four-family construction loans, $168 million of residential land or land development loans, $90 million of commercial and multifamily real estate construction loans and $32 million of commercial land or land development loans), or 13% of total loans, compared to $705 million, or 19%, at December 31, 2009.  Construction and land development loan originations totaled $295 million for the year ended December 31, 2010, a 55% increase compared to $190 million for the year ended December 31, 2009, but lower than the $345 million in 2008 and much lower than years prior to 2008.  The geographic distribution of our construction and land development loans is approximately 58% in the greater Puget Sound market, 36% in the greater Portland, Oregon market, with the remaining 6% in the greater Boise, Idaho and all other markets we serve.  Increased delinquencies and defaults in residential construction and land development loans had a material adverse effect on our results of operations for the past three years, and at December 31, 2010, 50% of our non-performing loans resulted from construction and land development lending, despite making up only 13% of the loan portfolio.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by multifamily and commercial real estate.  Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  We experienced reasonable demand for both multifamily and commercial real estate loans in 2010, although total balances in these categories decreased $36 million from the prior year end.  At December 31, 2010, our loan portfolio included $1.066 billion of commercial real estate loans, or 31% of the total loan portfolio.  Our portfolio of multifamily loans was much smaller, at $135 million, or 4% of total loans.

Commercial Business Lending:  We are active in small- to medium-sized business lending.  In addition to providing earning assets, this type of lending has helped increase the deposit base.  Unfortunately, as economic activity remained slow in the current year, demand for commercial business loans was restrained, resulting in a decrease of $52 million, or 8% for the year.  The decline in commercial loan balances in part also reflects our efforts to reduce our exposure to certain weak or non-performing borrowers as we aggressively managed problem assets.  At December 31,

2010, commercial business loans totaled $585 million, or 17% of total loans, compared to $638 million, or 17%, at December 31, 2009.  Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  Generally, in 2010, weather conditions, production levels and market prices were good for most of our agricultural borrowers except for dairy products where excess supply and weak demand put strain on certain dairy operations.  At December 31, 2010, agricultural loans totaled $205 million, or 6% of the loan portfolio, compared to $205 million, or 5%, at December 31, 2009.

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile loans, credit cards and loans secured by deposit accounts.  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing customer base and, although we did experience some growth in this area in both 2008 and 2009, our balances decreased by $16 million during 2010 as customer demand was very modest.  At December 31, 2010, we had $286 million, or 8% of our loan portfolio, in consumer loans, compared to $302 million, or 8%, at December 31, 2009.  As of December 31, 2010, 65% of our consumer loans were secured by one- to four-family real estate, including home equity lines of credit. Credit card balances totaled $18 million at December 31, 2010 compared to $16 million a year earlier.

Loan Servicing Portfolio:  At December 31, 2010, we were servicing $705 million of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.  At December 31, 2010, we held $5.6 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2010 was composed of $445 million of Freddie Mac residential mortgage loans, $102 million of Fannie Mae residential mortgage loans and $158 million of both residential and non-residential mortgage loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington and Oregon.  For the year ended December 31, 2010, we recognized $951,000 of loan servicing fees, which is net of $2.0 million of servicing rights amortization, in our results of operations.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  For the years ended December 31, 2010, 2009 and 2008, we capitalized $1.7 million, $5.0 million and $1.6 million, respectively, of MSRs relating to loans sold with servicing retained.  No MSRs were purchased in those periods.  Amortization of MSRs for the years ended December 31, 2010, 2009 and 2008, was $2.0 million, $2.1 million, and $902,000, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  At December 31, 2010, our MSRs were carried at a value of $5.4 million, net of amortization, compared to $5.7 million at December 31, 2009.

Table 7:  Loan Portfolio Analysis

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated (dollars in thousands):

	December 31
	2010		2009		2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Commercial real estate
Owner-occupied	$515,093	15.1%	$509,464	13.4%	$459,446	11.6%	$361,850	9.5%	$244,560	8.2%
Investment properties	550,610	16.2	573,495	15.1	554,263	14.0	520,673	13.7	351,928	11.9
Multifamily real estate	134,634	4.0	153,497	4.1	151,274	3.8	165,886	4.4	147,311	5.0
Commercial construction	62,707	1.8	80,236	2.1	104,495	2.6	74,123	1.9	98,224	3.3
Multifamily construction	27,394	0.8	57,422	1.5	33,661	0.8	35,318	0.9	39,908	1.3
One- to four-family construction	153,383	4.5	239,135	6.3	420,673	10.6	613,779	16.1	570,501	19.2
Land and land development
Residential	167,764	4.9	284,331	7.5	401,129	10.1	432,147	11.3	352,148	11.9
Commercial	32,386	1.0	43,743	1.2	62,128	1.6	46,810	1.2	39,127	1.3
Commercial business	585,457	17.2	637,823	16.8	679,867	17.2	696,350	18.3	467,745	15.8
Agricultural business, including secured by farmland	204,968	6.0	205,307	5.4	204,142	5.2	186,305	4.9	163,518	5.5
One- to four-family real estate	682,924	20.1	703,277	18.6	599,169	15.1	445,222	11.7	361,625	12.2

Consumer	99,761	2.9	110,937	2.9	115,515	2.9	112,188	2.9	62,216	2.1
Consumer secured by one- to four-family real estate	186,036	5.5	191,454	5.1	175,646	4.5	118,966	3.1	67,179	2.3
Total consumer	285,797	8.4	302,391	8.0	291,161	7.4	231,154	6.0	129,395	4.4

Total loans outstanding	3,403,117	100.0%	3,790,121	100.0%	3,961,408	100.0%	3,809,617	100.0%	2,965,990	100.0%

Less allowance for loan losses	(97,401)		(95,269)		(75,197)		(45,827)		(35,535)

Net loans	$3,305,716		$3,694,852		$3,886,211		$3,763,790		$2,930,455

Table 8:  Loans by Geographic Concentration

The following table sets forth the Company’s loans by geographic concentration at December 31, 2010 (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate
Owner-occupied	$395,981	$65,808	$49,859	$3,445	$515,093
Investment properties	399,586	101,500	43,406	6,118	550,610
Multifamily real estate	112,526	11,665	9,926	517	134,634
Commercial construction	44,803	9,289	8,615	--	62,707
Multifamily construction	19,352	8,042	--	--	27,394
One- to four-family construction	76,893	72,421	4,069	--	153,383
Land and land development
Residential	87,383	67,192	13,189	--	167,764
Commercial	27,640	1,362	3,384	--	32,386
Commercial business	410,591	94,116	65,841	14,909	585,457
Agricultural business, including secured by farmland	97,651	45,384	61,927	6	204,968
One-to four-family real estate	442,309	209,092	29,155	2,368	682,924

Consumer	71,013	22,797	5,951	--	99,761
Consumer secured by one- to four-family real estate	128,736	44,113	12,688	499	186,036
Total consumer	199,749	66,910	18,639	499	285,797

Total loans outstanding	$2,314,464	$752,781	$308,010	$27,862	$3,403,117

Percent of total loans	68.0%	22.1%	9.1%	0.8%	100.0%

The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of loans in progress (undisbursed loan proceeds), unamortized premiums and discounts, include loans held for sale and exclude the allowance for loan losses (in thousands):

Table 9:  Loans by Maturity
	Maturing Within One Year	Maturing After One to Three Years	Maturing After Three to Five Years	Maturing After Five to Ten Years	Maturing After Ten Years	Total
Commercial real estate
Owner-occupied	$24,266	$37,048	$66,140	$304,116	$83,523	$515,093
Investment properties	42,884	109,091	105,977	248,532	44,126	550,610
Multifamily real estate	13,875	25,864	24,329	29,868	40,698	134,634
Commercial construction	58,313	290	2,843	--	1,261	62,707
Multifamily construction	25,488	1,906	--	--	--	27,394
One- to four-family construction	122,517	18,139	8,140	--	4,587	153,383
Land and land development
Residential	139,468	20,328	947	1,354	5,667	167,764
Commercial	23,757	5,843	701	1,462	623	32,386
Commercial business	300,027	84,923	114,454	67,988	18,065	585,457
Agricultural business, including secured by farmland	114,969	17,192	17,326	51,250	4,231	204,968
One- to four-family real estate	23,070	47,692	12,654	20,711	578,797	682,924

Consumer	30,440	16,230	10,493	14,004	28,594	99,761
Consumer secured by one- to four-family real estate	6,355	2,900	3,554	7,962	165,265	186,036
Total consumer	36,795	19,130	14,047	21,966	193,859	285,797

Total loans	$925,429	$387,446	$367,558	$747,247	$975,437	$3,403,117

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

The following table sets forth the dollar amount of all loans due after December 31, 2010 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 10:  Loans Maturing after One Year
	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate
Owner-occupied	$82,252	$408,575	$490,827
Investment properties	135,715	372,011	507,726
Multifamily real estate	40,734	80,025	120,759
Commercial construction	2,843	1,551	4,394
Multifamily construction	1,893	13	1,906
One- to four-family construction	15,596	15,270	30,866
Land and land development
Residential	10,136	18,160	28,296
Commercial	2,845	5,784	8,629
Commercial business	136,264	149,166	285,430
Agricultural business, including secured by farmland	22,979	67,020	89,999
One- to four-family real estate	532,780	127,074	659,854

Consumer	59,281	10,040	69,321
Consumer secured by one- to four-family real estate	12,283	167,398	179,681
Total consumer	71,564	177,438	249,002

Total loans maturing after one year	$1,055,601	$1,422,087	$2,477,688
Deposit Accounts:  We made further progress in 2010 implementing our strategies to strengthen our franchise by remixing our deposits away from high cost certificates of deposit and emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts.  This strategy continues to improve our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Although total deposits decreased $274 million, to $3.591 billion at December 31, 2010 from $3.866 billion at December 31, 2009, non-interest-bearing deposits increased by $18 million, or 3%, to $600 million at year end from $582 million at December 31, 2009, and interest-bearing transaction and savings accounts increased by $92 million, or 7% to $1.433 billion at December 31, 2010 compared to $1.341 billion a year earlier.  This core deposit growth augmented similarly strong results in 2009 and coupled with significantly better pricing was primarily responsible for the much improved net interest margin we experienced in 2010.   Following much larger declines in 2008 and 2009, public fund deposits decreased $20 million during 2010, as we continued to manage the reduction of these deposits in response to increased collateralization requirements under the Washington and Oregon State public deposit protection regulations.  Additionally, we elected to reduce brokered deposits by $62 million during the year ended December 31, 2010, as funding from retail deposit growth was more than adequate to meet loan demand.  The net decrease in total certificates of deposits for the year ended December 31, 2010 also reflects a reduction in retail certificates as a result of management’s pricing decisions designed to allow maturing higher priced certificates to migrate off the balance sheet or into core deposit accounts.  Deposits generally are attracted from within our primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  As illustrated in the following table, we have added significantly to total transaction accounts (demand, NOW, savings and money market accounts) since 2008.  Growing core deposits (transaction and savings accounts) is a fundamental element of our business strategy.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 11:  Deposits

	December 31
	2010			2009			2008
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total

Non-interest-bearing checking	$600,457	16.7%	$17,977	$582,480	15.1%	$73,375	$509,105	13.5%
Interest-bearing checking	357,702	10.0	(2,554)	360,256	9.3	(18,696)	378,952	10.0
Regular savings	616,512	17.2	77,747	538,765	13.9	63,880	474,885	12.6
Money market	459,034	12.8	16,910	442,124	11.4	158,083	284,041	7.5
Total transaction and savings accounts	2,033,705	56.7	110,080	1,923,625	49.7	276,642	1,646,983	43.6

Certificates which mature:
Within 1 year	1,185,405	33.0	(408,170)	1,593,575	41.3	50,650	1,542,925	40.8
After 1 year, but within 2 years	263,688	7.3	15,623	248,065	6.4	(173,645)	421,710	11.2
After 2 years, but within 5 years	105,104	2.9	8,576	96,528	2.5	(66,431)	162,959	4.3
After 5 years	3,296	0.1	(461)	3,757	0.1	(516)	4,273	0.1
Total certificate accounts	1,557,493	43.3	(384,432)	1,941,925	50.3	(189,942)	2,131,867	56.4

Total Deposits	$3,591,198	100.0%	$(274,352)	$3,865,550	100.0%	$86,700	$3,778,850	100.0%
Included in Total Deposits:
Public transaction accounts	$64,482	1.8%	$(13,720)	$78,202	2.0%	$(39,200)	$117,402	3.1%
Public interest-bearing certificates	81,809	2.3	(6,377)	88,186	2.3	(133,729)	221,915	5.9
Total public deposits	$146,291	4.1%	$(20,097)	$166,388	4.3%	$(172,929)	$339,317	9.0%

Total brokered deposits	$102,984	2.9%	$(62,032)	$165,016	4.3%	$(103,442)	$268,458	7.1%

The following table indicates the amount of the Banks’ certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2010 (in thousands):

Table 12:  Maturity Period—$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater

Due in three months or less	$210,015
Due after three months through six months	120,452
Due after six months through twelve months	313,587
Due after twelve months	196,451

Total	$840,505

Table 13: Geographic Concentration of Deposits

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2010 (in thousands):

	Washington	Oregon	Idaho	Total

Deposits by State	$2,740,981	$608,903	$241,314	$3,591,198

Borrowings: The FHLB-Seattle serves as our primary borrowing source.  To access funds, we are required to own a sufficient level of capital stock in the FHLB-Seattle and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided that certain creditworthiness standards have been met.  At December 31, 2010, we had $44 million of borrowings from the FHLB-Seattle (at fair value) at a weighted average rate of 2.67%, a decrease of $146 million compared to a year earlier.  Also at December 31, 2010, we had an investment of $37 million in FHLB-Seattle capital stock.  At that date, Banner Bank was authorized by the FHLB-Seattle to borrow up to $974 million under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $33 million under a similar agreement.

Table 14:  FHLB Advances Outstanding

The following table provides additional detail on our FHLB advances as of December 31, 2010 and 2009 (dollars in thousands):

	December 31
	2010		2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$32,800	2.73%	$145,500	0.75%
Due after one year through three years	10,000	2.38	32,800	2.73
Due after three years through five years	--	--	10,000	2.38
Due after five years	223	5.94	228	5.94

Total FHLB advances, at par	43,023	2.67	188,528	1.18
Fair value adjustment	500		1,251

Total FHLB advances, carried at fair value	$43,523		$189,779

The Federal Reserve Bank of San Francisco (FRBSF) has also served as an important source of borrowings.  The FRBSF provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle.  At December 31, 2010, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $373 million from the FRBSF; however, at that date we had no funds borrowed under this arrangement.

In March 2009, we completed an offering of $50 million of senior bank notes under the FDIC Temporary Liquidity Guarantee Program (TLGP) at a fixed rate of 2.625%.  The notes mature on March 31, 2012 and prepayment is not an option.  At December 31, 2010 and 2009, the balance of the senior bank notes was $50 million.

We also issue retail repurchase agreements to customers and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2010, retail repurchase agreements totaling $125 million, with a weighted average rate of 0.33%, were secured by a pledge of certain mortgage-backed securities and agency securities with a market value of $136 million.  Retail repurchase agreement balances, which are primarily associated with sweep account arrangements, were relatively consistent with the 2009 year-end balance.  We had no outstanding borrowings under wholesale repurchase agreements or our commercial bank credit lines at December 31, 2010 or 2009.

We have issued an aggregate of $120 million, net of repayments, of trust preferred securities (TPS) since 2002.  The Junior Subordinated Debentures associated with the TPS have been recorded as liabilities on our statement of financial condition, although portions of the TPS qualify as Tier 1 or Tier II capital for regulatory capital purposes.  The Junior Subordinated Debentures are carried at fair value in our Consolidated Statements of Financial Condition and have an estimated fair value of $48 million at December 31, 2010.  At December 31, 2010, the TPS had a weighted average rate of 3.35%.  See Notes 1 and 12 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

Asset Quality:  Over the past three years as housing markets have continued to weaken in many of our primary service areas, we have experienced significantly higher levels of delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  Beginning in the third quarter of 2008 and continuing throughout 2009 and 2010, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which is reflected in our increased non-performing asset totals.  Further, property values generally declined during this period, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio have shown some signs of stress and increasing levels of non-performing loans as the effects of the recessionary economy have become more evident and the pace of the recovery remains slow.  As a result, for the years ended December 31, 2010 and 2009, our provision for loan losses was significantly higher than historical levels and our normal expectations.  This higher than normal level of delinquencies and nonaccruals also had a material adverse effect on operating income as a result of foregone interest revenues,  increased loan collection costs and carrying costs and valuation adjustments for real estate acquired through foreclosure.  Although our future results will depend on the course of recovery from the economic recession, we are actively engaged with our borrowers in resolving problem loans.  While property values continued to decline in most markets, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results.

Non-performing assets decreased to $254 million, or 5.77% of total assets, at December 31, 2010, from $296 million, or 6.27% of total assets, at December 31, 2009.  Continued slow sales and excess inventory in most housing markets have been the primary cause of the elevated level of delinquencies and foreclosures of construction and land development loans, which, including related REO, represented approximately 54% of our non-performing assets at December 31, 2010.  As a result of this softness in the housing market, property values, particularly values for residential land and building lots, declined throughout the year ended December 31, 2009 and in many sub markets continued to decline in 2010.  Reflecting these lower values, we continued to provide for loan losses at a high level and maintained our allowance for loan losses relatively constant even though non-performing loans and total loans outstanding declined.  While less significant, other non-housing-related segments of the loan portfolio also experienced increased non-performing loans as a result of deteriorating economic conditions and we increased the allocated allowance for those portions of our portfolio as well.  At December 31, 2010, our allowance for loan losses was $97.4 million, or 2.86% of total loans and 64% of non-performing loans, compared to $95.3 million, or 2.51% of total loans and 45% of non-performing loans at December 31, 2009.  Included in our allowance at December 31, 2010 was an unallocated portion of $13.1 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  We continue to believe our level of non-performing loans and assets, which declined during the year, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land loan portfolios and other non-performing assets in an orderly fashion.  However, our operating results will continue to be adversely impacted until we are able to significantly reduce the level of our non-performing assets.

While non-performing assets are geographically disbursed, they are concentrated largely in land and land development loans.  The primary components of the $254 million in non-performing assets are $149 million in nonaccrual loans, including $76 million of construction and land development loans, and $101 million in REO and other repossessed assets.  The geographic distribution of the $134 million of non-performing construction, land and land development loans and related REO included approximately $54 million, or 41%, in the Puget Sound region, $56 million, or 42%, in the greater Portland market area, $14 million, or 10%, in the greater Boise market area, and $10 million, or 7%, in other areas of Washington, Oregon and Idaho.

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

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 15:  Non-Performing Assets

	December 31
	2010	2009	2008	2007	2006
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$24,727	$7,300	$12,879	$1,357	$4,215
Multifamily	1,889	383	--	1,222	792
Construction/land	75,734	159,264	154,823	33,432	2,056
One- to four-family	16,869	14,614	8,649	3,371	1,198
Commercial business	21,100	21,640	8,617	2,250	4,498
Agricultural business, including secured by farmland	5,853	6,277	1,880	436	703
Consumer	2,332	3,923	130	--	1

	148,504	213,401	186,978	42,068	13,463
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	--	--	--
Multifamily	--	--	--	--	--
Construction/land	--	--	--	--	--
One- to four-family	2,955	358	124	221	593
Commercial business	--	--	--	--	--
Agricultural business, including secured by farmland	--	--	--	--	--
Consumer	30	91	243	94	--

	2,985	449	367	315	593

Total non-performing loans	151,489	213,850	187,345	42,383	14,056

Securities on non-accrual at fair value	1,896	4,232	--	--	--
REO and other repossessed assets held for sale, net (2)	100,945	77,802	21,886	1,885	918

Total non-performing assets	$254,330	$295,884	$209,231	$44,268	$14,974

Total non-performing loans to net loans before allowance for loan losses	4.45%	5.64%	4.73%	1.11%	0.47%
Total non-performing loans to total assets	3.44%	4.53%	4.09%	0.94%	0.40%
Total non-performing assets to total assets	5.77%	6.27%	4.56%	0.99%	0.43%

Restructured loans (3)	$60,115	$43,683	$23,635	$2,750	$--

Loans 30-89 days past due and on accrual	$28,847	$34,156	$61,124	$26,648	$3,762

(1)  For the year ended December 31, 2010, $14.4 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)  Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold.  When property is acquired, it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs) or net realizable value.  Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value.  Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs.  At December 31, 2010, we had $101 million of real estate owned.

(3)  These loans are performing under their restructured terms.

In addition to the non-performing loans noted in Table 15, as of December 31, 2010, we had classified loans with an aggregate outstanding balance of $208 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table provides additional detail and geographic concentration of non-performing assets at December 31, 2010 (in thousands):

Table 16: Non-Performing Assets by Geographic Concentration

	Washington	Oregon	Idaho	Other	Total

Secured by real estate:
Commercial	$19,595	$461	$4,671	$--	$24,727
Multifamily	1,889	--	--	--	1,889
Construction and land
One- to four-family construction	9,462	5,317	1,238	--	16,017
Commercial construction	1,531	--	--	--	1,531
Residential land acquisition & development	24,925	13,423	1,788	--	40,136
Residential land improved lots	2,813	5,414	131	--	8,358
Residential land unimproved	4,841	2,100	--	--	6,941
Commercial land acquisition & development	--	--	--	--	--
Commercial land improved	2,455	--	--	--	2,455
Commercial land unimproved	296	--	--	--	296

Total construction and land	46,323	26,254	3,157	--	75,734

One- to four-family	12,531	5,647	1,646	--	19,824
Commercial business	15,534	4,629	769	168	21,100
Agricultural business, including secured by farmland	600	832	4,421	--	5,853
Consumer	1,683	463	216	--	2,362

Total non-performing loans	98,155	38,286	14,880	168	151,489

Securities on non-accrual	--	--	500	1,396	1,896
Real estate owned (REO) and repossessed assets	47,326	39,346	14,273	--	100,945

Total non-performing assets at end of the period	$145,481	$77,632	$29,653	$1,564	$254,330

Percent of non-performing assets	57.2%	30.5%	11.7%	0.6%	100.0%

Table 17:  Non-Performing Loan Summary

Within our non-performing loans, we have a total of 14 nonaccrual lending relationships, each with aggregate loan exposures in excess of $2 million that collectively comprise $58 million, or 39% of our total non-performing loans as of December 31, 2010, and the single largest relationship is $12.3 million.  The most significant of our non-performing loan exposures are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location

$12,261	8.1%	62 residential lots	Greater Seattle-Puget Sound area

7,876	5.2	105 residential lots	Greater Seattle-Puget Sound area

4,328	2.9	19 residential lots Two completed homes	Greater Portland, OR area

4,250	2.8	Approximately 45 acres undeveloped land, zoned residential	Greater Portland, OR area

3,864	2.6	Unsecured	Central Oregon

3,787	2.5	One office building	Greater Spokane, WA area

3,411	2.3	64 residential lots	Greater Portland, OR area

3,168	2.1	Dairy cows and farm equipment	Greater Boise, ID area

2,985	2.0	Inventory, equipment, vehicles, accounts receivable	Greater Spokane, WA area

2,653	1.8	30 condo sites 13 completed condo units	Greater Portland, OR area

2,539	1.7	Inventory, equipment, accounts receivable	Greater Seattle-Puget Sound area

2,368	1.6	13 residential lots 33.2 acres land zoned residential	Greater Portland, OR area

2,253	1.5	Unsecured	Greater Seattle-Puget Sound area

2,069	1.4	22 residential lots One completed home 4.1 acres commercial land	Greater Seattle-Puget Sound area

93,677	61.5	Various collateral; relationships under $2 million	Various (mostly in WA, OR and ID)

$151,489	100.0%	Total non-performing loans

Table 18:  Real Estate Owned Summary

At December 31, 2010, we had $100.9 million of REO, the most significant component of which is a nearly complete subdivision in the greater Seattle metropolitan area with 167 platted lots and a book value of $11.7 million.  The second largest holding is a mixed use three-story office/retail commercial property in the greater Seattle area with a book value of $6.8 million.  The third largest REO holding is a 162-unit unfinished apartment complex in Tacoma, Washington with a book value of $6.6 million.  The fourth largest REO holding consists of three parcels of improved land totaling 11 acres zoned commercial in the Bend, Oregon area with a book value of $6.1 million.  The fifth largest REO holding is a development of 153 townhouse lots in the Oregon City, Oregon area with a book value of $5.2 million.  The sixth largest REO holding consists of seven acres of land with nine parcels zoned commercial in the greater Seattle area with a book value of $3.9 million.  All other REO holdings have individual book values of less than $3.0 million.  The table below summarizes our REO by geographic location and property type (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$39,271	39.0%
21 completed homes
33 residential lots
One land development project with 167 SFD lots
Seven acres land with nine parcels zoned commercial
One 162-unit apartment complex under construction
One mixed-use three-story retail/commercial property
One airplane hangar
Five acres agricultural land
			Greater Seattle-Puget Sound area

36,357	36.0	34 completed homes Five homes under construction 276 residential lots 153 townhouse lots 123 acres undeveloped buildable land Four acres commercial land	Greater Portland, Oregon area

11,779	11.7
18 completed homes
238 residential lots
28 townhouse lots
166 acres agricultural land
20 acres zoned agricultural but permitted for residential
   development
Three commercial lots
Two acres raw land zoned residential
			Greater Boise, Idaho area

6,465	6.4	11 acres commercial land in three parcels	Other Oregon locations
		One single-family residence on 10 acres land

3,636	3.6	One completed home Six residential lots Three unfinished condo units under construction One parcel land for 81 residential lots One completed residential condo unit	Greater Spokane, WA area

3,364	3.3
Seven completed homes
One home under construction
17 residential lots
Four acres commercial land with commercial building
One agricultural warehouse and storefront
One home on 31 acres agricultural land
			Other Washington locations

$100,872	100.0%

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

Despite generating a meaningful increase in revenues from our core operations, as a result of a still elevated level of credit costs reflecting the continued weakness in the economy, ongoing strains in housing markets and further deterioration of property values, for the year ended December 31, 2010, we had a net loss of $61.9 million.  After providing for the preferred stock dividend of $6.2 million and related discount accretion of $1.6 million, the net loss to common shareholders was $69.7 million, or ($1.03) per diluted share.  This loss compares to a net loss to common shareholders of $43.5 million, or ($2.33) per diluted share, for the year ended December 31, 2009.  The pre-tax loss for the current year of $43.9 million compares favorably with the pre-tax loss in 2009 of $62.8 million, as we experienced lower loan loss provisioning and an expanded net interest margin compared to the prior year.  However, fair value adjustments, higher operating expense levels and our federal income tax provision (due to a full valuation adjustment against our net deferred tax asset) were all unfavorable compared to the year ended December 31, 2009.  As more fully explained below, our provision for loan losses was $70.0 million for the year ended December 31, 2010, compared to $109.0 million for the prior year.

Aside from credit costs, our operating results depend largely on our net interest income which, as explained below, increased by $13.2 million, or 9%, to $157.8 million, primarily because of a significant reduction in deposit costs, and was the most important component of our growth in revenues from core operations.  Our operating results for the year ended December 31, 2010 also included a decrease in other operating income, which was particularly influenced by a lower $1.7 million ($1.4 million after tax) net gain as a result of changes in the valuation of financial instruments carried at fair value compared to a net gain of $12.5 million ($8.0 million after tax) the prior year.  Additionally, we recognized OTTI charges on certain investment securities of $4.2 million for the year ended December 31, 2010, compared to $1.5 million a year earlier.  Excluding these fair value adjustments and OTTI charges, other operating income decreased only slightly to $31.6 million for the year ended December 31, 2010 compared to $32.7 million in 2009, primarily as a result of decreased gains on the sale of loans from mortgage banking operations.  Other operating expenses of $160.8 million for the year ended December 31, 2010 increased from $142.0 million for the prior year, primarily the result of higher collection costs and valuation allowances on REO being only partially offset by reduced costs for compensation, occupancy and deposit insurance expense.

Compared to levels a year ago, total assets decreased 7% to $4.406 billion at December 31, 2010, net loans decreased 11% to $3.306 billion, and deposits decreased 7% to $3.591 billion.  Additionally, total borrowings (including FHLB advances, retail repurchase agreements and junior subordinated debentures) decreased $147 million, or 35%, to $268 million while total stockholders’ equity increased by $106 million.  The average balance of interest-earning assets was $4.297 billion for the year ended December 31, 2010, a decrease of $51 million, or 1%, compared to $4.348 billion one year earlier.

Net Interest Income.  Net interest income before provision for loan losses increased by $13.2 million, or 9%, to $157.8 million for the year ended December 31, 2010, compared to $144.6 million one year earlier, primarily as a result of the increase in the net interest margin and despite a modest decrease in average interest-earning assets.  The net interest margin of 3.67% for the year ended December 31, 2010 increased 34 basis points from the prior year, largely as a result of the effect of a much lower cost of deposits which more than offset a further decrease in asset yields.  Our interest on loans during the past two years was adversely affected by the continued high level of nonaccrual loans and other non-performing assets.  Nonaccruing loans reduced the margin by 34 basis points during the year ended December 31, 2010, a modest improvement compared to a 41 basis point reduction for the prior year.  In addition, the mix of earning assets changed to include fewer loans and more securities and interest-bearing deposits as our on-balance-sheet liquidity increased.  This continued shift in the mix in the very low interest rate environment had a further adverse effect on earning asset yields.  Reflecting generally lower market interest rates as well as changes in asset mix, including a higher level of low yielding interest-bearing deposits with banks, the yield on earning assets for the year ended December 31, 2010 decreased by 39 basis points compared to the prior year.  More importantly, funding costs were also significantly lower; especially deposit costs which decreased 82 basis points to 1.39% from 2.21% a year earlier, more than offsetting the decline in asset yields.  As a result, the net interest spread expanded to 3.61% for the year ended December 31, 2010 compared to 3.23% for the prior year and was only partially offset by the 1% decline in average interest-earning assets.

Interest Income.  Interest income for the year ended December 31, 2010 was $218.1 million, compared to $237.4 million for the prior year, a decrease of $19.3 million, or 8%.  The decrease in interest income occurred due to a $51 million decrease in the average balance of interest earning assets, as well as a 39 basis point decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 5.07% for the year ended December 31, 2010, compared to 5.46% one year earlier, largely as a result of changes in the mix of assets and the impact of lower market rates on the securities portfolio.  Federal Reserve monetary policy actions during the year were designed to maintain short-term market interest rates at the extremely low levels of the past two years and to move intermediate- and longer-term rates lower in 2010.  Despite the pressure from lower market interest rates, loan yields were nearly unchanged at 5.70% for the year ended December 31, 2010 compared to 5.72% in the preceding year primarily because of a decrease in the amount of non-performing loans. Average loans receivable for the year ended December 31, 2010 decreased $293 million, or 8%, to $3.607 billion, compared to $3.901 billion for the prior year.  Interest income on loans decreased by $17.3 million, also 8%, to $205.8 million for the year from $223.0 million for the year ended December 31, 2009, with very little impact from the two basis point decrease in the average yield on loans.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $243 million (excluding the effect of fair value adjustments) for the year ended December 31, 2010, while the interest and dividend income from those investments decreased by $2.0 million compared to the prior year.  The effect of the increased average balance was more than offset as the average yield on the securities portfolio and cash equivalents decreased to 1.78% for the year ended December 31, 2010, from 3.20% one year earlier.  The 142 basis point decrease in the yield on the securities portfolio (which follows a 141 basis decrease during 2009) is a reflection of the current low interest rate environment as well as change in the mix of those assets, particularly the increase in daily interest-bearing deposits.

Interest Expense.  Interest expense for the year ended December 31, 2010 was $60.3 million, compared to $92.8 million for the prior year, a decrease of $32.5 million, or 35%.  The decrease in interest expense occurred as a result of a 77 basis point decrease in the average cost of all interest-bearing liabilities to 1.46% for the year ended December 31, 2010, from 2.23% one year earlier, and a $39 million decrease in average interest-bearing liabilities.  The decrease in average interest-bearing balances reflects a modest increase in average deposits for the year that was more than offset by a decrease in average FHLB advances.

Deposit interest expense decreased $30.9 million, or 37%, to $52.3 million for the year ended December 31, 2010 compared to $83.2 million for the prior year as a result of an 82 basis point decrease in the cost of interest-bearing deposits despite an $11 million increase in the average balance of deposits.  Average deposit balances increased slightly to $3.769 billion for the year ended December 31, 2010, from $3.758 billion for the year ended December 31, 2009, while the average rate paid on deposit balances decreased to 1.39% in the current year from 2.21% for the prior year.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our aggregate cost of deposits.  This lower degree of volatility and lag effect for deposit pricing have been evident in the decrease in deposit costs as the Federal Reserve pursued policies first to aggressively lower short-term interest rates by 500 basis points from September 18, 2007 to December 31, 2008 and subsequently to maintain the very low level of interest rates.  Furthermore, competitive pricing pressure for interest-bearing deposits was quite intense for certain periods eighteen to twenty-seven months ago, as many financial institutions experienced increased liquidity concerns in the deteriorating economic conditions.  However, as market rates have remained low for an extended period and competitors’ liquidity strains have been generally mitigated, we experienced significantly declining deposit costs during 2009 and 2010.  Further, continued changes in our deposit mix, reflecting growth in lower cost transaction and savings accounts as our branch network continues to mature, have also meaningfully contributed to the decrease in our funding costs.  While we do not anticipate further significant reductions in market interest rates, we do expect some additional though more modest declines in deposit costs over the near term as certificate of deposit maturities will present further repricing opportunities and competitive pricing has become more rational in our view in response to modest loan demand in the current economic environment.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $51 million for the year ended December 31, 2010, compared to $102 million for the prior year.  The decline in outstanding FHLB advances resulted in a $1.3 million decrease in the related interest expense as the average rate paid on FHLB advances remained virtually unchanged for the years ended December 31, 2010 and 2009 at 2.56% and 2.57%, respectively.

Other borrowings consist of retail repurchase agreements with customers, secured by certain investment securities, the senior bank notes issued under the TLGP, and in some years, overnight federal funds borrowings from the Federal Reserve Bank of San Francisco and correspondent banks.  The average balance for other borrowings, consisting of customer retail repurchase agreements and senior bank notes, was $176 million for the year ended December 31, 2010, increased slightly by $839,000 over the prior year, while the related interest expense for other borrowings increased by $243,000 to $2.4 million for the year ended December 31, 2010, from $2.2 million one year earlier.  The average rate paid on other borrowings increased 13 basis points to 1.39% for the year ended December 31, 2010, compared to 1.26% one year earlier.  Repurchase agreements and federal funds borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits, which generally lag current market rates.  The senior bank notes were issued on March 31, 2009 have a fixed rate of 2.625% and fixed maturity with an 18 month remaining term to maturity at March 31, 2012.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance (excluding the effect of fair value adjustments) of $124 million for both the years ended December 31, 2010 and 2009.  The average rate decreased 42 basis points between these periods to 3.42%.  These junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.  The lower average cost of the junior subordinated debentures in the current year reflects the impact of lower short-term market interest rates, particularly for periods in early 2010, compared to similar periods one year earlier.

Table 19, Analysis of Net Interest Spread, presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are computed using daily average balances.  (See the footnotes to the tables for more information on average balances.)

The following table provides an analysis of our net interest spread for the last five years (dollars in thousands):

Table 19: Analysis of Net Interest Spread

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$2,735,285	$152,270	5.57%	$2,893,706	$165,289	5.71%	$2,904,350	$192,135	6.62%
Commercial/agricultural loans	780,662	47,052	6.03	913,059	51,048	5.59	934,564	58,169	6.22
Consumer and other loans	91,204	6,462	7.09	93,804	6,698	7.14	96,125	6,907	7.19
Total loans (1)	3,607,151	205,784	5.70	3,900,569	223,035	5.72	3,935,039	257,211	6.54

Mortgage-backed securities	89,310	4,045	4.53	125,852	6,057	4.81	97,586	4,639	4.75
Other securities	271,616	7,546	2.78	227,743	8,142	3.58	208,229	10,858	5.21
Interest-bearing deposits with banks	291,968	707	0.24	56,420	136	0.24	2,640	95	3.60
FHLB stock	37,371	--	--	37,371	--	--	37,372	355	0.95
Total investment securities	690,265	12,298	1.78	447,386	14,335	3.20	345,827	15,947	4.61

Total interest-earning assets	4,297,416	218,082	5.07	4,347,955	237,370	5.46	4,280,866	273,158	6.38

Non-interest-earning assets	262,888			212,126			325,235

Total assets	$4,560,304			$4,560,081			$4,606,101

Interest-bearing liabilities:
Savings accounts	$591,886	5,153	0.87	$503,893	7,958	1.58	$552,762	14,459	2.62
Checking and NOW accounts (2)	935,387	1,606	0.17	845,355	2,466	0.29	874,199	5,796	0.66
Money market accounts	458,053	4,992	1.09	360,401	5,890	1.63	230,248	4,566	1.98
Certificates of deposit	1,783,422	40,569	2.27	2,048,507	66,897	3.27	2,064,803	85,493	4.14
Total deposits	3,768,748	52,320	1.39	3,758,156	83,211	2.21	3,722,012	110,314	2.96

Other interest-bearing liabilities:
FHLB advances	51,411	1,318	2.56	102,210	2,627	2.57	187,920	5,407	2.88
Other borrowings	175,509	2,448	1.39	174,670	2,205	1.26	114,077	2,271	1.99
Junior subordinated debentures	123,716	4,226	3.42	123,716	4,754	3.84	123,716	7,353	5.94
Total borrowings	350,636	7,992	2.28	400,596	9,586	2.39	425,713	15,031	3.53
Total interest-bearing liabilities	4,119,384	60,312	1.46	4,158,752	92,797	2.23	4,147,725	125,345	3.02

Non-interest-bearing liabilities	(37,378)			(21,122)			30,335

Total liabilities	4,082,006			4,137,630			4,178,060

Stockholders’ equity	478,298			422,451			428,041

Total liabilities and stockholders’ equity	$4,560,304			$4,560,081			$4,606,101

Net interest income/rate spread		$157,770	3.61%		$144,573	3.23%		$147,813	3.36%

Net interest margin			3.67%			3.33%			3.45%
Ratio of average interest-earning assets to average interest-bearing liabilities			104.32%			104.55%			103.21%

(footnotes follow tables)

Table 19: Analysis of Net Interest Spread (continued)

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$2,617,889	$214,832	8.21%	$2,109,162	$172,908	8.20%
Commercial/agricultural loans	742,915	61,018	8.21	610,954	51,104	8.36
Consumer and other loans	76,455	5,473	7.16	47,469	3,649	7.69
Total loans (1)	3,437,259	281,323	8.18	2,767,585	227,661	8.23

Mortgage-backed securities	125,396	5,832	4.65	169,047	7,860	4.65
Other securities	120,344	6,740	5.60	130,265	7,101	5.45
Interest-bearing deposits with banks	27,289	1,380	5.06	7,278	361	4.96
FHLB stock	36,831	222	0.60	35,844	36	0.10
Total investment securities	309,860	14,174	4.57	342,434	15,358	4.48

Total interest-earning assets	3,747,119	295,497	7.89	3,110,019	243,019	7.81

Non-interest-earning assets	297,353			191,579

Total assets	$4,044,472			$3,301,598

Interest-bearing liabilities:
Savings accounts	$523,278	21,448	4.10	$243,275	9,188	3.78
Checking and NOW accounts (2)	801,981	10,995	1.37	604,275	7,594	1.26
Money market accounts	245,932	9,268	3.77	283,814	10,891	3.84
Certificates of deposit	1,760,907	87,709	4.98	1,404,790	62,314	4.44
Total deposits	3,332,098	129,420	3.88	2,536,154	89,987	3.55

Other interest-bearing liabilities:
FHLB advances	87,957	4,168	4.74	295,228	14,354	4.86
Other borrowings	82,796	3,214	3.88	94,613	3,744	3.96
Junior subordinated debentures	116,725	8,888	7.61	99,143	8,029	8.10
Total borrowings	287,478	16,270	5.66	488,984	26,127	5.34
Total interest-bearing liabilities	3,619,576	145,690	4.03	3,025,138	116,114	3.84

Non-interest-bearing liabilities	58,371			39,103

Total liabilities	3,677,947			3,064,241

Stockholders’ equity	366,525			237,357

Total liabilities and stockholders’ equity	$4,044,472			$3,301,598

Net interest income/rate spread		$149,807	3.86%		$126,905	3.97%

Net interest margin			4.00%			4.08%
Ratio of average interest-earning assets to average interest-bearing liabilities			103.52%			102.81%

(1) Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2) Average balances include non-interest-bearing deposits.
(3) Yields and costs have not been adjusted for the effect of tax-exempt interest.

The following table sets forth the effects of changing rates and volumes on our net interest income (in thousands).  Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Effects on interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) have been allocated between changes in rate and changes in volume (in thousands):

Table 20:  Rate/Volume Analysis

	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 Increase (Decrease) in Income/Expense Due to

	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Mortgage loans	$(4,027)	$(8,992)	$(13,019)	$(26,149)	$(697)	$(26,846)	$(44,558)	$21,861	$(22,697)
Commercial/agricultural loans	3,802	(7,798)	(3,996)	(5,802)	(1,319)	(7,121)	(16,624)	13,775	(2,849)
Consumer and other loans	(48)	(188)	(236)	(47)	(162)	(209)	23	1,411	1,434
Total loans (1)	(273)	(16,978)	(17,251)	(31,998)	(2,178)	(34,176)	(61,159)	37,047	(24,112)

Mortgage-backed securities	(336)	(1,676)	(2,012)	60	1,358	1,418	123	(1,316)	(1,193)
Other securities	(2,007)	1,411	(596)	(5,573)	2,857	(2,716)	(169)	4,287	4,118
Interest-bearing deposits with banks	--	571	571	(168)	209	41	(311)	(974)	(1,285)
FHLB stock	--	--	--	(355)	--	(355)	130	3	133
Total investment securities	(2,343)	306	(2,037)	(6,036)	4,424	(1,612)	(227)	2,000	1,773
Total net change in interest income on interest-earning assets	(2,616)	(16,672)	(19,288)	(38,034)	2,246	(35,788)	(61,386)	39,047	(22,339)

Interest-bearing liabilities:
Deposits (2)	(31,123)	232	(30,891)	(28,163)	1,060	(27,103)	(33,052)	13,946	(19,106)

FHLB advances	(10)	(1,299)	(1,309)	(531)	(2,249)	(2,780)	(2,114)	3,353	1,239
Junior subordinated debentures	234	9	243	(2,599)	--	(2,599)	(2,042)	507	(1,535)
Other borrowings	(528)	--	(528)	(2,573)	2,507	(66)	(3,382)	2,439	(943)
Total borrowings	(304)	(1,290)	(1,594)	(5,703)	258	(5,445)	(7,538)	6,299	(1,239)
Total net change in interest expense on interest-bearing liabilities	(31,427)	(1,058)	(32,485)	(33,866)	1,318	(32,548)	(40,590)	20,245	(20,345)

Net change in net interest income	$28,811	$(15,614)	$13,197	$(4,168)	$928	$(3,240)	$(20,796)	$18,802	$(1,994)
(1) Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortization of net deferred loan fees/costs is included with interest on loans.
(2) Average balances include non-interest-bearing deposits.

Provision and Allowance for Loan Losses.  During the year ended December 31, 2010, the provision for loan losses was $70.0 million, compared to $109.0 million for the year ended December 31, 2009.  As discussed in the “Summary of Critical Accounting Policies” section above and in Note 1 of the Selected Notes to Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  For both years, the provision for loan losses was the most important factor contributing to our disappointing operating results.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

While the provision for loan losses was significantly less in the year ended December 31, 2010 than in 2009, it was still significantly above loss rates experienced prior to 2008, primarily in response to the continued high levels of net charge-offs throughout the year.  The provision for loan losses for the year ended December 31, 2010 continued to primarily reflect material levels of delinquent and non-performing construction, land and land development loans for one- to four-family properties and additional declines in property values.  It also reflects our continued concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns heightened during the second half of 2008 and have remained elevated during the last two years as additional evidence of price declines for certain housing and related lot and land markets has accumulated.  This was particularly the case in certain areas of the Puget Sound and Portland regions where a significant portion of our construction and development loans are located.  These concerns were further validated by appraisals of certain properties included in our portfolio of real estate acquired through foreclosure which led to the valuation adjustments noted in other parts of this report.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor to more recent late-cycle defaults in other non-housing related segments of the portfolio.  We recorded net charge-offs of $68 million for the year ended December 31, 2010, compared to $89 million for the prior year, and non-performing loans decreased by $62 million during the year to $151 million at December 31, 2010, compared to $214 million at December, 31, 2009.  A comparison of the allowance for loan losses at December 31, 2010 and 2009 reflects a modest increase of just $2 million, or 2%, to $97 million at December 31, 2010, from $95 million at December 31, 2009.  However, with the decrease in loan balances, the allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 2.86% at December 31, 2010, compared to 2.51% at December 31, 2009.  Likewise, the allowance as a percentage of non-performing loans increased to 64% at December 31, 2010, compared to 45% a year earlier.

As of December 31, 2010, we had identified $212 million of impaired loans.  Impaired loans are comprised of loans on non-accrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools.  Loans totaling $157 million were subjected to a specific impairment analysis and of those loans, $98 million were found to have no need for an allowance for credit losses as their estimated collateral value is equal to or exceeds their carrying costs, which in some cases is net of substantial write-offs.  The remaining $59 million of loans subjected to a specific impairment analysis were found to require allowances totaling $15 million.  Impaired loans that were collectively evaluated for reserve purposes within homogeneous pools totaled $54 million and were found to require allowances totaling $4 million.  The $54 million evaluated for reserve purposes within homogeneous pools included $32 million of restructured loans which are currently performing according to their restructured terms.

We believe that the allowance for loan losses as of December 31, 2010 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated (dollars in thousands):

Table 21:  Changes in Allowance for Loan Losses
	Years Ended December 31
	2010	2009	2008	2007	2006

Balance, beginning of period	$95,269	$75,197	$45,827	$35,535	$30,898

Provision	70,000	109,000	62,500	5,900	5,500
Allowances added through business combinations	--	--	--	7,276	--

Recoveries of loans previously charged off:
Commercial real estate	--	--	1,530	--	75
Multifamily real estate	--	--	--	--	--
Construction and land	897	715	192	62	507
Commercial business	2,865	545	471	678	1,112
Agricultural business, including secured by farmland	45	38	1,048	275	72
One- to four-family real estate	136	138	45	338	77
Consumer	284	275	185	138	55
	4,227	1,711	3,471	1,491	1,898

Loans charged off:
Commercial real estate	(1,668)	(1)	(7)	--	--
Multifamily real estate	--	--	--	--	--
Construction and land	(43,592)	(64,456)	(27,020)	(1,344)	--
Commercial business	(15,244)	(11,541)	(7,323)	(1,081)	(1,632)
Agricultural business, including secured by farmland	(1,940)	(3,877)	(60)	(650)	(759)
One- to four-family real estate	(7,860)	(8,795)	(934)	(385)	(62)
Consumer	(1,791)	(1,969)	(1,257)	(915)	(308)
	(72,095)	(90,639)	(36,601)	(4,375)	(2,761)

Net charge-offs	(67,868)	(88,928)	(33,130)	(2,884)	(863)

Balance, end of period	$97,401	$95,269	$75,197	$45,827	$35,535

Allowance for loan losses as a percent of total loans	2.86%	2.51%	1.90%	1.20%	1.20%
Net loan charge-offs as a percent of average outstanding loans during the period	1.88%	2.28%	0.84%	0.08%	0.03%
Allowance for loan losses as a percent of non-performing loans	64%	45%	40%	108%	253%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 22:  Allocation of Allowance for Loan Losses

	December 31
	2010		2009		2008		2007		2006
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Specific or allocated loss allowances (1):
Commercial real estate	$11,779	31.3%	$8,278	28.5%	$4,199	25.6%	$3,771	23.2%	$5,129	20.1%
Multifamily real estate	3,963	4.0	90	4.1	87	3.8	934	4.4	886	5.0
Construction and land	33,121	13.0	45,209	18.6	38,253	26.3	7,569	32.0	11,717	37.4
Commercial business	24,545	17.2	22,054	16.8	16,533	17.2	19,026	18.3	10,513	15.8
Agricultural business, including secured by farmland	1,846	6.0	919	5.4	530	5.2	1,419	4.9	2,417	5.5
One- to four-family real estate	5,829	20.1	2,912	18.6	752	15.1	1,987	14.8	1,420	14.5
Consumer	1,794	8.4	1,809	8.0	1,730	6.8	3,468	2.4	903	1.7
Total allocated	82,877		81,271		62,084		38,174		32,985

Estimated allowance for undisbursed commitments	1,426	n/a	1,594	n/a	1,108	n/a	330	n/a	513	n/a
Unallocated (1)	13,098	n/a	12,404	n/a	12,005	n/a	7,323	n/a	2,037	n/a

Total allowance for loan losses	$97,401	100.0%	$95,269	100.0%	$75,197	100.0%	$45,827	100.0%	$35,535	100.0%

(1)
We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectability is not reasonably assured).  The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, decreased $14.5 million to $29.1 million for the year ended December 31, 2010, compared to $43.7 million for the prior year primarily due to a decline in favorable fair value adjustments.  Excluding the fair value adjustments and OTTI charges on securities, other operating income from core operations decreased by the more modest $1.0 million, or 3%, to $31.6 million for the year ended December 31, 2010 compared to $32.7 million for the prior year, primarily as a result of decreased mortgage banking activity.  The pace of mortgage banking activity was slowing down by the final quarter of 2009, and for the full year 2010, the activity was not as strong.  As a result, the gain on sale of loans decreased by $2.5 million to $6.4 million for the year ended December 31, 2010, compared to $8.9 million in the prior year.  Loan sales for the year ended December 31, 2010 totaled $351 million, compared to $563 million for the year ended December 31, 2009.  By contrast, loan servicing fee income increased $858,000 compared to the prior year balance reflecting an increase in the balance of loans serviced for others as well as an $800,000 valuation adjustment recorded in the previous year.  Primarily as a result of growth in our customer base, income from deposit fees and other service charges increased by $615,000, or approximately 3%, to $22.0 million for the year ended December 31, 2010, compared to $21.4 million for the prior year.  For the year ended December 31, 2010, we recorded a net gain of $1.7 million for the change in valuation of financial instruments carried at fair value, compared to a net gain of $12.5 million for the year ended December 31, 2009.  The fair value adjustments in 2010 was largely centered around our trading and available-for-sale investment portfolios as a result of the impact of lower market interest rates on the valuation of certain fixed-rate securities.  The adjustments in 2009 primarily reflected changes in the valuation of the junior subordinated debentures we have issued, which resulted in a large gain, partially offset by reductions in the values of the trust preferred securities which we own, including collateralized debt obligations secured by pools of trust preferred securities.  Additionally, we experienced an increase in OTTI charges on certain trust preferred securities, which reduced income by $4.2 million for the twelve months ended December 31, 2010, compared to charges of $1.5 million for the same period one year earlier.  As discussed more thoroughly in Note 22 of the Selected Notes to the Consolidated Financial Statements, the valuation of these financial instruments has become very difficult and more subjective in recent periods as current and reliable observable transaction data does not exist.

Other Operating Expenses.  Other operating expenses for the year ended December 31, 2010 totaled $160.8 million compared to $142.1 million in 2009, an increase of $18.7 million, or 13%, compared to the prior year.  The current year’s expenses reflect significantly higher expenses related to REO operations, including $1.9 million of losses on sales and $15.1 million of valuation adjustments on existing REO properties. Total REO expenses increased $18.9 million to $26.0 million for the year ended December 31, 2010, compared to $7.1 million a year earlier.  All other categories of expense, net, decreased only $157,000.  As a result, other operating expenses as a percentage of average assets increased to 3.53% for the year ended December 31, 2010, compared to 3.12% one year earlier.  Salary and employee benefits decreased $1.2 million to $67.5 million for the year ended December 31, 2010 from $68.7 million for the year ended December 31, 2009, primarily reflecting reduced staffing levels and lower commission expense for mortgage banking operations.  Likewise, occupancy costs decreased $1.2 million to $22.2 million for the year ended December 31, 2010 compared to $23.4 million one year ago as we continued to achieve additional operating efficiencies in this important area following the successful multi-year integration of our 2007 acquisitions.  The current year’s operating expenses also included $8.6 million for deposit insurance, a decrease of $1.3 million from the prior year that included a special assessment of $2.0 million collected in June 2009 which did not recur in 2010.  By contrast, the offset cost of capitalized loan origination costs decreased $1.7 million as origination of certain loan types decreased during 2010.  All other operating expenses, net, increased $1.9 million, largely as a result of additional payment and card processing expenses reflecting increased customer activity and higher legal and insurance expenses.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  Our effective tax rate for the year ended December 31, 2010 was a negative 41.0%, which resulted from tax expense (related to the valuation allowance) despite a pre-tax loss.  For the year ended December 31, 2009 we had an effective tax rate of 43.1%, which represented a tax benefit on our pre-tax loss during that year.  In both years the effective tax rate reflected the recording of tax credits related to certain Community Reinvestment Act investments combined with the tax benefits of tax exempt income from municipal securities and bank-owned life insurance policies.  The impact of those tax credits and tax exempt income, combined with a taxable loss in the current year, resulted in an effective tax rate that is somewhat higher than the expected statutory rate.

At December 31, 2009, the Company had recorded a net deferred income tax asset of approximately $14.8 million and current taxes receivable of $17.4 million.  By June 30, 2010, the net deferred tax asset decreased slightly to $14.4 million, while tax benefits for the first two quarters of 2010 increased our current taxes receivable to $22.6 million.  During the third quarter of 2010, it was determined that the Company would provide a full valuation allowance against its net deferred tax asset.  Reasons for the determination included the negative evidence of three years of cumulative losses, the modest pace of economic recovery, and the continued difficulty in segments of the loan portfolio that put a near-term return to profitability in question.  A valuation allowance was established during the third quarter of 2010 against the entire net deferred tax asset, reducing the balance, net of the allowance, to zero.  The valuation allowance will continue to be adjusted going forward for any changes in net deferred tax asset, and the balance of our deferred tax asset, net of the allowance, will continue to remain at zero on our balance sheet for an indefinite period of time.  For more information on deferred taxes, see Note 13 in the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008

Reflecting the recession, ongoing strains in the financial and housing markets, and further deterioration of property values for the year ended December 31, 2009, we had a net loss of $35.8 million which, after providing for the preferred stock dividend of $6.2 million and related discount accretion of $1.5 million, resulted in a net loss to common shareholders of $43.5 million, or ($2.33) per diluted share.  This loss compared to a net loss to common shareholders of $128.8 million, or ($7.94) per diluted share, for the year ended December 31, 2008, which included the preferred dividend and discount accretion only in the fourth quarter.  The results for the year ended December 31, 2008 also included a $121.1 million non-cash, non-tax deductible impairment charge for the write-off of goodwill.

The net loss for 2009 reflected a much higher level of loan loss provisioning than 2008, as well as a significant contraction in our net interest margin as asset yields declined sharply over those two years in response to the Federal Reserve’s monetary policy actions and as a result of increased levels of nonaccrual loans and other non-performing assets.  Our provision for loan losses was $109.0 million for the year ended December 31, 2009, compared to $62.5 million for the year ended December 31, 2008.  The increased provision for losses in 2009 primarily reflected an increase in delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  The provision and net charge-offs in 2009 were significantly influenced by declines in the appraised value of residential land and developed building lots.

Our operating results for the year ended December 31, 2009 also included an increase in other operating income, which was particularly influenced by a $12.5 million ($8.0 million after tax) net gain as a result of changes in the valuation of financial instruments carried at fair value compared to $9.2 million ($5.9 million after tax) net loss for 2008.  The 2009 results also included $1.5 million ($967,000 after tax) of OTTI losses while there was no OTTI loss in 2008.  Excluding these fair value adjustments and OTTI losses, other operating income increased to $32.7 million for the year compared to $30.5 million in 2008, primarily as a result of increased gain on the sale of loans from mortgage banking operations.  Other operating expenses of $142.1 million for the year ended December 31, 2009 decreased from $260.0 million for 2008, which was primarily reflective of the goodwill impairment charge of $121.1 million recognized in 2009.  Excluding the goodwill impairment charge, other operating expenses increased $3.2 million year-over-year as reduced costs for compensation, occupancy, information/computer data services, and payment processing activities were more than offset by significantly increased deposit insurance charges as well as costs related to real estate owned and higher professional services and advertising expenditures.

Compared to levels as of December 31, 2008, total assets increased 3% to $4.722 billion at December 31, 2009, net loans decreased 5% to $3.695 billion, and deposits increased 2% to $3.866 billion, while borrowings, including customer sweep accounts (retail repurchase agreements) and junior subordinated debentures, increased $96 million, or 30%, to $414 million.  The average balance of interest-earning assets was $4.348 billion for the year ended December 31, 2009, an increase of $67 million, or 2%, compared to $4.281 billion at December 31, 2008.

Net Interest Income.  Net interest income before provision for loan losses decreased by $3.2 million, or 2%, to $144.6 million for the year ended December 31, 2009, compared to $147.8 million in 2008, primarily as a result of the decrease in the net interest margin and despite a modest increase in average interest-earning assets.  The net interest margin of 3.33% for the year ended December 31, 2009 declined 12 basis points from the year ended December 31, 2008, largely as a result of the effect of much lower short-term interest rates on earning asset yields, particularly floating- and adjustable-rate loan yields.  This decline in interest rates was further compounded by the adverse effect of an increase in the level of nonaccrual loans and other non-performing assets.  Nonaccruing loans reduced the margin by 41 basis points in the year ended December 31, 2009 compared to a 21 basis point reduction for the prior year.  In addition, the mix of earning assets changed to include fewer loans and more securities and interest-bearing deposits, particularly in the second half of 2009 as our on-balance-sheet liquidity increased.  This change in the mix in the very low interest rate environment had a further adverse effect on earning asset yields.  Funding costs were also significantly lower; however, deposit costs, particularly during the first half of 2009, were adversely impacted by competitive pressures that became severe in late 2008 as a result of the effect of the stress in financial and housing markets on many competing financial institutions.  As a result, average funding costs for 2009 did not decline quite as rapidly or as much as asset yields decreased.  Reflecting generally lower market interest rates as well as changes in asset mix and a higher level of nonaccrual loans, the yield on earning assets for the year ended December 31, 2009 decreased by 92 basis points compared to the prior year, while funding costs for the same period decreased by only 79 basis points compared to a year earlier.  As a result, the net interest spread compressed to 3.23% for the year compared to 3.36% for the prior year and more than offset the 2% growth in average interest-earning assets.  However, by comparison to the first two quarters of 2009, net interest income and the net interest margin improved meaningfully in the second half of 2009 as rapidly declining interest expense on deposits contributed to significantly lower funding costs.

Interest Income.  Interest income for the year ended December 31, 2009 was $237.4 million, compared to $273.2 million for the year ended December 31, 2008, a decrease of $35.8 million, or 13%.  The decrease in interest income occurred despite a $67 million increase in the average balance of interest earning assets, as the growth was more than offset by the 92 basis point decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 5.46% for the year ended December 31, 2009, compared to 6.38% one year earlier.  The decrease in the yield on earning assets reflected the significant changes in Federal Reserve monetary policy actions beginning in September 2007 and accelerating throughout 2008 designed to aggressively lower short-term interest rates and to maintain these very low interest rates throughout 2009.  As a result of these policy actions, bank prime rates, which had averaged 5.08% for the year ended December 31, 2008, declined by 183 basis points to average 3.25% for the year ended December 31, 2009.  Average loans receivable for the year ended December 31, 2009 decreased $34 million, or 1%, to $3.901 billion, compared to $3.935 billion for the prior year.  However, interest income on loans decreased by $34.2 million, or 13%, to $223.0 million for the year from $257.2 million for the year ended December 31, 2008, reflecting the impact of the 82 basis point decrease in the average yield on loans, along with the $34 million decrease in average loan balances.  The decrease in average loan yields reflected the lower average level of market interest rates during 2009, particularly short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans.  The decrease in average loan yields also reflected the adverse effect of increased loan delinquencies as well as changes in the mix of the loan portfolio and slower turn-over in the construction and land development portfolio which resulted in less recognition of deferred loan fee income.  The average yield on loans was 5.72% for the year ended December 31, 2009, compared to 6.54% for the year ended December 31, 2008.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $102 million (excluding the effect of fair value adjustments) for the year ended December 31, 2009, while the interest and dividend income from those investments decreased by $1.6 million compared to the year ended December 31, 2008.  The effect of the increased average balance was more than offset as the average yield on the securities portfolio and cash equivalents decreased to 3.20% for the year ended December 31, 2009, from 4.61% one year earlier.  The 141 basis point decrease in the yield on the securities portfolio was a reflection of the lower rate environment in 2009 as well as change in the mix of those assets, particularly the increase in daily interest-bearing deposits, and elimination of the dividend on FHLB stock.  In response to the turmoil in the credit and mortgage markets in 2009 and the effect on the market value of certain of its mortgage assets, the FHLB of Seattle suspended its dividend indefinitely in the fourth quarter of 2008 until its earnings and capital position have adequately improved.  By contrast, dividend income received from our investment in FHLB stock for the year ended December 31, 2008 was $355,000.

Interest Expense.  Interest expense for the year ended December 31, 2009 was $92.8 million, compared to $125.3 million for the prior year, a decrease of $32.5 million, or 26%.  The decrease in interest expense occurred as a result of a 79 basis point decrease in the average cost of all interest-bearing liabilities to 2.23% for the year ended December 31, 2009, from 3.02% one year earlier, somewhat offset by an $11 million increase in average interest-bearing liabilities.  The small increase in interest-bearing balances reflected modest net deposit growth during that year, generally offset by an aggregate similar decrease in total borrowings.  The effect of lower average market rates for the year on the cost of these funds was partially mitigated by deposit pricing characteristics noted below.

Deposit interest expense decreased $27.1 million, or 25%, to $83.2 million for the year ended December 31, 2009 compared to $110.3 million for the prior year as a result of a 75 basis point decrease in the cost of interest-bearing deposits and despite a modest increase in the average balance of deposits.  Average deposit balances increased $36 million, to $3.758 billion for the year ended December 31, 2009, from $3.722 billion for the year ended December 31, 2008, while the average rate paid on deposit balances decreased from 2.96% in 2008 to 2.21% in 2009.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our aggregate cost of deposits.  This lower degree of volatility and lag effect for deposit pricing was evident in the decrease in deposit costs during 2009 as the Federal Reserve pursued policies first to aggressively lower short-term interest rates by 500 basis points from September 18, 2007 to December 31, 2008 and maintain the very low level of interest rates for the year ended December 31, 2009.  Furthermore, competitive pricing pressure for interest-bearing deposits was quite intense for certain periods during 2009, as many financial institutions experienced increased liquidity concerns in the deteriorating economic conditions.  Nonetheless, we did experience significantly declining deposit costs during 2009, with the trend of lower deposit costs accelerating in the second half of the year.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $102 million for the year ended December 31, 2009, compared to $188 million for the year ended December 31, 2008.  The average rate paid on FHLB advances for the year ended December 31, 2009 decreased to 2.57%, a decrease of 31 basis points compared to the prior year, and was augmented by the $86 million decrease in average FHLB borrowings, resulting in a $2.8 million decrease in the related interest expense.  The lower average rate for FHLB advances reflected an increase in the amount of lower cost overnight funding as well as the maturity of certain fixed-rate advances.  The average balance for other borrowings, consisting of $125 million in customer retail repurchase agreements, $38 million of TLGP senior bank notes, and $12 million of federal funds purchased, was $175 million for the year ended December 31, 2009, an increase of $61 million over the previous year.  The related interest expense for other borrowings decreased by $66,000, to $2.2 million for the year ended December 31, 2009, from $2.3 million one year earlier, as the increase in the average balance was more than offset by the lower market interest rates.  The average rate paid on other borrowings was 1.26% for the year ended December 31, 2009, compared to 1.99% one year earlier.  Repurchase agreements and federal funds borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits, which generally lag current market rates.  The senior bank notes issued on March 31, 2009 have a fixed rate of 2.625% and fixed maturity at March 31, 2012.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 3.84% for the year ended December 31, 2009.  Junior subordinated debentures outstanding in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) but with a higher average rate of 5.94%.  The lower average cost of the junior subordinated debentures in 2009 reflected the impact of lower short-term market interest rates.

Provision and Allowance for Loan Losses.  During the year ended December 31, 2009, the provision for loan losses was $109.0 million, compared to $62.5 million for the year ended December 31, 2008.  For 2009, the provision for loan losses was the most important factor contributing to our disappointing operating results.  While the provision for loan losses was significantly greater in the year ended December 31, 2009 than in the prior year, it was meaningfully less in the second half of the year than in the first half as the pace of net charge-offs and problem loan identification moderated as the year progressed.  The provision for loan losses for the year ended December 31, 2009 continued to primarily reflect material levels of delinquent and non-performing construction, land and land development loans for one- to four-family properties and additional declines in property values.  It also reflected our concerns that the significant number of distressed sellers and lender foreclosures could further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns heightened during the second half of 2008 and remained elevated throughout 2009 as additional evidence of price declines for certain housing and related lot and land markets became more apparent.  This was particularly the case in certain areas of the Puget Sound and Portland regions where a significant portion of our construction and development loans have been concentrated.  Aside from housing-related construction and development loans, non-performing loans generally reflected unique operating difficulties for the individual borrower; however, the weak pace of general economic activity also became a significant contributing factor.  We recorded net charge-offs of $89 million for the year ended December 31, 2009, compared to $33 million for the previous year, and non-performing loans increased by $27 million during 2009 to $214 million at December 31, 2009, compared to $187 million at December 31, 2008.  A comparison of the allowance for loan losses at December 31, 2009 and 2008 reflected an increase of $20 million, or 27%, to $95 million at December 31, 2009, from $75 million at December 31, 2008.  Similarly, the allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 2.51% at December 31, 2009, compared to 1.90% at December 31, 2008.  Likewise, the allowance as a percentage of non-performing loans increased to 45% at December 31, 2009, compared to 40% a year earlier, and more of the non-performing loan balances had been reduced to expected recovery values as a result of specific impairment analysis and related charge-offs.

At December 31, 2009, we had identified $262 million of impaired loans, including $44 million of restructured loans were performing under their restructured terms.  Of those impaired loans, $109 million had no allowances for credit losses as their estimated collateral value was equal to or exceeded their carrying costs, which in some cases was net of substantial write-offs.  The remaining $153 million had related allowances for credit losses totaling $22 million.  Impaired loans with related allowances for credit losses that were individually evaluated for reserve needs totaled $84 million and accounted for $16 million of the allowances for impaired loans at December 31, 2009.  Also, at December 31, 2009, impaired loans with related allowances for credit losses that were collectively evaluated as homogeneous pools totaled $69 million and accounted for $6 million of the total allowance related to impaired loans.

Other Operating Income.  Other operating income, which included changes in the valuation of financial instruments carried at fair value and OTTI losses as well as non-interest revenues from core operations, was $43.7 million for the year ended December 31, 2009, compared to $39.6 million for the prior year.  Excluding the fair value adjustments and OTTI losses, other operating income from core operations increased by $2.2 million, or 7%, to $32.7 million for the year ended December 31, 2009 compared to $30.5 million for the previous year, primarily as a result of increased mortgage banking activity.  While the pace of mortgage banking activity moderated in the final quarter of 2009, for that year it was strong and, as a result, gain on sale of loans increased by $2.8 million to $8.9 million for the year ended December 31, 2009, compared to $6.0 million in 2008.  Loan sales for the year ended December 31, 2009 totaled $563 million, compared to $366 million for the year ended December 31, 2008.  By contrast, reflecting accelerated amortization due to early loan payoffs as well as $800,000 of MSR impairment charges, servicing fees decreased by $1.6 million compared to 2008.  The slower pace of economic activity adversely affected our payment processing revenues in both years as activity levels for deposit customers, cardholders and merchants was subdued.  Primarily reflecting this slow-down in customer transaction volumes, income from deposit fees and other service charges decreased by $146,000, or approximately 1%, to $21.4 million for the year ended December 31, 2009, compared to $21.5 million in 2008, despite growth in our account base.  For the year ended December 31, 2009, we recorded a net gain of $12.5 million for the change in valuation of financial instruments carried at fair value, compared to a net gain of $9.2 million for the year ended December 31, 2008.  The fair value adjustments in both years primarily reflected changes in the valuation of the junior subordinated debentures we issued, which resulted in a large gain, partially offset by reductions in the values of the trust preferred securities which we own, including collateralized debt obligations secured by pools of trust preferred securities, and in 2008 by the write down of Fannie Mae and Freddie Mac equity securities.  We also recorded OTTI losses of $1.5 million in 2009 as a result of a full write-off of a trust preferred security.

Other Operating Expenses.  Other operating expenses for the year ended December 31, 2009 totaled $142.1 million compared to $260.0 million, including the $121.1 million goodwill impairment charge, in 2008.  Excluding the goodwill impairment charge for the year ended December 31, 2008, other operating expenses for the year ended December 31, 2009 increased by $3.2 million, or 2%, compared to 2008.  The expenses in 2009 reflected significantly higher deposit insurance expense, elevated costs associated with problem loan collection activities including charges related to real estate owned, and increased advertising, and was generally offset by reductions in compensation, occupancy costs and payment and card processing expenses.  As a result, other operating expenses as a percentage of average assets was 3.12% for the year ended December 31, 2009, compared to 5.65% (3.02% excluding goodwill impairment) for the year ended December 31, 2008.  Salary and employee benefits decreased $7.4 million to $68.7 million for the year ended December 31, 2009 from $76.1 million for the year ended December 31, 2008, reflecting reduced staffing levels as well as the elimination of certain incentive accruals and reductions in the level of employer paid retirement contributions.  Likewise, occupancy costs decreased $614,000 to $23.4 million for the year ended December 31, 2009 compared to $24.0 million in 2008 as we continued to achieve additional operating efficiencies in this important area following the successful integration of the 2007 acquisitions.  The operating expenses for 2009 also included $6.4 million for payment and card processing services, which was a decrease of $597,000 compared to the year ended December 31, 2008, largely as a result of lower activity levels.  By contrast, the cost of FDIC insurance increased $6.0 million, or 150%, to $10.0 million for the year ended December 31, 2009 compared to $4.0 million for the year ended December 31, 2008, which reflected increased assessment rates and incremental charges for certain deposits in excess of $250,000 as well as a special assessment of $2.0 million collected in June 2009.  Advertising and marketing expenditures increased by $963,000, or 14%, to $7.6 million for the year ended December 31, 2009, compared to $6.7 million in 2008, primarily as a result of a number of targeted deposit acquisition campaigns and costs associated with our Great Northwest Home Rush program.  Additionally, expenses related to real estate owned, including losses on sales and valuation adjustments, increased $4.9 million to $7.1 million for the year ended December 31, 2009, compared to $2.3 million for year ended December 31, 2008.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  Our effective tax rates for the years ended December 31, 2009 and 2008 were 43.1% and 5.2%, respectively, in each case reflecting a tax benefit rather than a tax expense.  In both years the effective tax rate reflected the recording of tax credits related to certain Community Reinvestment Act investments combined with the tax benefits of tax exempt income from municipal securities and bank-owned life insurance policies.  The impact of those tax credits and tax exempt income, combined with a taxable loss in 2009, resulted in an effective tax rate that was somewhat higher than the expected statutory rate.  By contrast, the lower effective tax rate for the year ended December 31, 2008 reflected the effect of the goodwill write-off, which was a non-deductible expense for tax purposes and significantly reduced the otherwise expected tax benefit of the before-tax book loss.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, many of the floating-rate loans with interest rate floors are in portions of the portfolio currently experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  As of December 31, 2010, our loans with interest rate floors totaled approximately $1.5 billion and had a weighted average floor rate of 5.67%.

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

The following table sets forth as of December 31, 2010 and 2009, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands).

Table 23: Interest Rate Risk Indicators

	December 31, 2010
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Economic Value of Equity

+400	$3,468	2.2%	$(161,606)	(26.5)%
+300	3,610	2.2	(130,238)	(21.4)
+200	3,148	2.0	(89,681)	(14.7)
+100	1,619	1.0	(50,985)	(8.4)
0	--	--	--	--
-25	(416)	(0.3)	6,009	1.0

	December 31, 2009
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Economic Value of Equity

+400	$1,057	0.7%	$(159,608)	(33.6)%
+300	1,738	1.1	(125,568)	(26.4)
+200	1,970	1.2	(79,883)	(16.8)
+100	1,681	1.1	(33,542)	(7.1)
0	--	--	--	--
-25	(510)	(0.3)	(264)	(0.1)

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

Another (although less reliable) monitoring tool for assessing interest rate risk is gap analysis.  The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are interest sensitive and by monitoring an institution’s interest sensitivity gap.  An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice, based upon certain assumptions, within that same time period.  A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities.  A gap is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets.  Generally, during a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

Table 24, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2010 and 2009.  The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown. At December 31, 2010, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $248.0 million, representing a one-year cumulative gap to total assets ratio of 5.63%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of December 31, 2010 and 2009 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

The following tables provide a GAP analysis as of December 31, 2010 and 2009 (dollars in thousands):

Table 24:  Interest Sensitivity Gap
	December 31, 2010
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$231,539	$17,182	$16,450	$2,860	$--	$--	$268,031
Fixed-rate mortgage loans	138,884	97,025	300,409	158,481	164,202	70,315	929,316
Adjustable-rate mortgage loans	442,408	156,472	390,612	193,190	8,819	--	1,191,501
Fixed-rate mortgage-backed securities	10,377	8,673	23,043	12,150	11,438	5,981	71,662
Adjustable-rate mortgage-backed securities	1,842	896	7,594	--	--	--	10,332
Fixed-rate commercial/agricultural loans	68,934	34,246	70,209	25,952	5,474	1,336	206,151
Adjustable-rate commercial/agricultural loans	483,792	21,055	36,635	13,421	39	--	554,942
Consumer and other loans	159,753	11,987	49,388	17,393	22,047	1,067	261,635
Investment securities and interest-earning deposits	445,397	57,661	48,316	22,928	38,683	63,341	676,326

Total rate sensitive assets	1,982,926	405,197	942,656	446,375	250,702	142,040	4,169,896

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	166,612	142,518	332,542	332,542	--	--	974,214
Money market deposit accounts	229,517	137,710	91,807	--	--	--	459,034
Certificates of deposit	628,315	552,884	318,737	54,261	3,296	--	1,557,493
FHLB advances	33,023	--	10,000	--	--	--	43,023
Other borrowings	673	--	50,000	--	--	--	50,673
Trust preferred securities	97,942	25,774	--	--	--	--	123,716
Retail repurchase agreements	125,140	--	--	--	--	--	125,140

Total rate sensitive liabilities	1,281,222	858,886	803,086	386,803	3,296	--	3,333,293

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$701,704	$(453,689)	$139,570	$59,572	$247,406	$142,040	$836,603

Cumulative excess (deficiency) of interest-sensitive assets	$701,704	$248,015	$387,585	$447,157	$694,563	$836,603	$836,603

Cumulative ratio of interest-earning assets to interest-bearing liabilities	154.77%	111.59%	113.17%	113.43%	120.84%	125.10%	125.10%

Interest sensitivity gap to total assets	15.93%	(10.30)%	3.17%	1.35%	5.62%	3.22%	18.99%

Ratio of cumulative gap to total assets	15.93%	5.63%	8.80%	10.15%	15.76%	18.99%	18.99%

(footnotes follow)

Table 24:  Interest Sensitivity Gap (continued)
	December 31, 2009
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$379,415	$32,684	$24,570	$2,197	$--	$67	$438,933
Fixed-rate mortgage loans	130,057	79,265	267,880	205,617	179,460	75,909	938,188
Adjustable-rate mortgage loans	550,326	145,422	411,333	221,223	12,297	--	1,340,601
Fixed-rate mortgage-backed securities	10,782	9,518	28,102	16,923	17,468	4,870	87,663
Adjustable-rate mortgage-backed securities	1,734	2,670	4,155	6,456	--	--	15,015
Fixed-rate commercial/agricultural loans	67,803	32,354	78,039	25,846	7,358	887	212,287
Adjustable-rate commercial/agricultural loans	533,481	15,072	43,958	14,623	245	--	607,379
Consumer and other loans	161,665	11,050	35,042	30,280	22,075	901	261,013
Investment securities and interest-earning deposits	377,483	26,625	30,535	16,166	32,474	63,807	547,090

Total rate sensitive assets	2,212,746	354,660	923,614	539,331	271,377	146,441	4,448,169

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	150,973	132,008	308,020	308,020	--	--	899,021
Money market deposit accounts	221,062	132,637	88,425	--	--	--	442,124
Certificates of deposit	668,266	924,781	311,643	33,478	3,708	50	1,941,926
FHLB advances	142,728	3,000	32,800	10,000	--	--	188,528
Other borrowings	2,512	--	50,000	--	--	--	52,512
Trust preferred securities	97,942	--	25,774	--	--	--	123,716
Retail repurchase agreements	124,330	--	--	--	--	--	124,330

Total rate sensitive liabilities	1,407,813	1,192,426	816,662	351,498	3,708	50	3,772,157

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$804,933	$(837,766)	$106,952	$187,833	$267,669	$146,391	$676,012

Cumulative excess (deficiency) of interest-sensitive assets	$804,933	$(32,833)	$74,119	$261,952	$529,621	$676,012	$676,012

Cumulative ratio of interest-earning assets to interest-bearing liabilities	157.18%	98.74%	102.17%	106.95%	114.04%	117.92%	117.92%

Interest sensitivity gap to total assets	17.05%	(17.74)%	2.26%	3.98%	5.67%	3.10%	14.32%

Ratio of cumulative gap to total assets	17.05%	(0.70)%	1.57%	5.55%	11.22%	14.32%	14.32%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(508.9) million, or (11.6%) of total assets at December 31, 2010, and $(737.3) million, or (15.6%), at December 31, 2009.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 19, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans.  During the years ended December 31, 2010 and 2009, we purchased loans of $341,000 and $1 million, respectively, while loan originations, net of repayments, totaled $114 million and $582 million, respectively.  This activity was funded primarily by principal repayments on loans and securities, sales of loans, and deposit growth.  During the years ended December 31, 2010, 2009 and 2008, we sold $351 million, $563 million and $366 million, respectively, of loans.  During the year ended December 31, 2010, deposits declined by $274 million, while we experienced net deposit growth of $87 million and $158 million for the years ended December 31, 2009 and 2008.  The decrease in deposits in the current year was driven by our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off.  Additionally, during the year we reduced our reliance on both public funds (which decreased $20 million) and brokered deposits (which decreased $62 million).  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  FHLB advances (excluding fair value adjustments) decreased $146 million for the year ended December 31, 2010 after increasing $79 million during the year ended December 31, 2009.  Other borrowings, including the $50 million of senior bank notes issued under the TLGP and $125 million of retail repurchase agreements decreased only $1 million to $176 million during the year ended December 31, 2010.  Excluding fair value adjustments, our junior subordinated debentures were unchanged for the year ended December 31, 2010.  In the year ended December 31, 2008, we received $124 million when we issued senior preferred stock to the U.S. Treasury through its Capital Purchase Program.

During 2010, the Company completed a secondary offering of its common stock.  Between June 30, 2010 and July 2, 2010, the Company sold 85,639,000 shares resulting in net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $162 million.  Banner has allocated a significant portion of the net proceeds from the offering to strengthen Banner Bank’s regulatory capital ratios in accordance with the Bank MOU and to support managed growth as economic conditions improve.  To that end, during the year ended December 31, 2010, the Company invested a cumulative $110 million as additional paid-in common equity in Banner Bank.  The Company expects to use the remaining net proceeds for general working capital purposes, including additional capital investments in its subsidiary banks if appropriate.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2010, 2009 and 2008, we used our sources of funds primarily to fund loan commitments, purchase securities, add to our short-term liquidity position and pay maturing savings certificates and deposit withdrawals.  At December 31, 2010, we had outstanding loan commitments totaling $738 million, including undisbursed loans in process and unused credit lines totaling $721 million.  While reflecting potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRBSF borrowings.  We maintain credit facilities with the FHLB-Seattle, which at December 31, 2010 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $974 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $33 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $43 million, or 1% of our assets at December 31, 2010.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank of San Francisco’s Borrower-In-Custody (BIC) program.  Under this program we can borrow up to 65% of eligible loans not already pledged for other borrowings, which we currently estimate would provide additional borrowing capacity of $373 million.  We utilized this facility on a limited basis during 2009; however, we had no funds borrowed from the Federal Reserve Bank at December 31, 2010 or 2009.

At December 31, 2010, certificates of deposit amounted to $1.557 billion, or 43% of our total deposits, including $1.185 billion which were scheduled to mature within one year.  Certificates of deposit declined from 50% of our total deposits at December 31, 2009, reflecting our efforts to shift the portfolio mix into lower cost core deposits.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature, although in 2010 we intentionally encouraged certificates of deposit to decline.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Capital Requirements

Banner Corporation is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve.  Banner Bank and Islanders Bank, as state-chartered, federally insured commercial banks, are subject to the capital requirements established by the FDIC.  The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to these standard requirements, the Bank MOU also requires Banner Bank to maintain Tier 1 Capital of not less than 10.0% of Banner Bank’s adjusted total assets.  At December 31, 2010, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding Banner Corporation’s and Banner Bank’s regulatory capital requirements.)

The following table shows the regulatory capital ratios of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2010, and minimum regulatory requirements for the Banks to be categorized as “well-capitalized.”

Table 25:  Regulatory Capital Ratios

	Banner Corporation	Banner Bank	Islanders Bank	“Well-Capitalized” Minimum Ratio (1)
Capital Ratios

Total capital to risk-weighted assets	16.92%	15.10%	14.46%	10.00%
Tier 1 capital to risk-weighted assets	15.65	13.83	13.21	6.00
Tier 1 leverage capital to average assets	12.24	10.84	11.25	5.00

(1) A holding company such as Banner Corporation does not have a “Well-capitalized” measurement.  “Well-capitalized” only applies to the Banks.

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

The following table shows the obligations of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2010 by maturity (in thousands):

Table 26: Contractual Obligations

	Due In One Year Or Less	Due In One to Three Years	Due In Three To Five Years	Due In More Than Five Years	Total

Advances from Federal Home Loan Bank	$32,800	$10,000	$--	$223	$43,023
Junior subordinated debentures	--	--	--	123,716	123,716
Retail repurchase agreements	125,140	--	--	--	125,140
Other borrowings	--	49,987	--	686	50,673
Operating lease obligations	6,770	10,419	6,884	12,563	36,636
Purchase obligation	850	1,700	850	--	3,400

Total	$165,560	$72,106	$7,734	$137,188	$382,588

At December 31, 2010, we had commitments to extend credit of $738 million.  In addition, we have contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.  For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 28: “Financial Instruments with Off-Balance-Sheet Risk.”

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

See pages 71-75 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – Financial Statements and Supplementary Data

For financial statements, see index on page 81.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended December 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2010.

Plan Category:	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders:	432,072	$23.16	none

Equity compensation plans not approved by security holders:	none	n/a	none

Total	432,072		none

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

See Index to Consolidated Financial Statements on page 81.

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

Banner Corporation

Date: March 10, 2011	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Lloyd W. Baker
Mark J. Grescovich	Lloyd W. Baker
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Date: March 10, 2011	Date: March 10, 2011

/s/ David Casper	/s/ Robert D. Adams
David Casper	Robert D. Adams
Director	Director

Date: March 10, 2011	Date: March 10, 2011

/s/ Edward L. Epstein	/s/Jesse G. Foster
Edward L. Epstein	Jesse G. Foster
Director	Director

Date: March 10, 2011	Date: March 10, 2011

/s/ Gary Sirmon	/s/ Dean W. Mitchell
Gary Sirmon	Dean W. Mitchell
Chairman of the Board	Director

Date: March 10, 2011	Date: March 10, 2011

/s/ Brent A. Orrico	/s/ D. Michael Jones
Brent A. Orrico	D. Michael Jones
Director	Former President and Chief Executive Officer; Director

Date: March 10, 2011	Date: March 10, 2011

/s/ Michael M. Smith	/s/Gordon E. Budke
Michael M. Smith	Gordon E. Budke
Director	Director

Date: March 10, 2011	Date: March 10, 2011

/s/ Constance H. Kravas	/s/ David A. Klaue
Constance H. Kravas	David A. Klaue
Director	Director

Date: March 10, 2011	Date: March 10, 2011

/s/ Robert J. Lane	/s/ John R. Layman
Robert J. Lane	John R. Layman
Director	Director

Date: March 10, 2011	Date: March 10, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

March 10, 2011

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

Mark J. Grescovich, Chief Executive Officer
Lloyd W. Baker, Chief Financial Officer

Management Report on Internal Control over Financial Reporting

March 10, 2011

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

Management with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of Banner Corporation’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on its assessment, Management concluded that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2010 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8.  The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2010.  We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banner Corporation and subsidiaries, as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Banner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

/s/Moss Adams LLP

Moss Adams LLP
Portland, Oregon
March 10, 2011

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (in thousands, except shares)
December 31, 2010 and 2009

ASSETS	2010	2009

Cash and due from banks	$361,652	$323,005

Securities—trading, amortized cost $128,070 and $192,853, respectively	95,379	147,151
Securities—available-for-sale, amortized cost $199,058 and $95,174, respectively	200,227	95,667
Securities—held-to-maturity, fair value $73,916 and $76,489, respectively	72,087	74,834

Federal Home Loan Bank stock	37,371	37,371
Loans receivable:
Held for sale	3,492	4,497
Held for portfolio	3,399,625	3,785,624
Allowance for loan losses	(97,401)	(95,269)
	3,305,716	3,694,852

Accrued interest receivable	15,927	18,998
Real estate owned, held for sale, net	100,872	77,743
Property and equipment, net	96,502	103,542
Intangible assets, net	8,609	11,070
Deferred income tax asset, net	--	14,811
Income taxes receivable, net	12,981	17,436
Bank-owned life insurance (BOLI)	56,653	54,596
Other assets	42,106	51,145
	$4,406,082	$4,722,221
LIABILITIES
Deposits:
Non-interest-bearing	$600,457	$582,480
Interest-bearing transactions and savings accounts	1,433,248	1,341,145
Interest-bearing certificates	1,557,493	1,941,925
	3,591,198	3,865,550

Advances from FHLB at fair value	43,523	189,779
Other borrowings	175,813	176,842
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	48,425	47,694
Accrued expenses and other liabilities	21,048	24,020
Deferred compensation	14,603	13,208
	3,894,610	4,317,093
COMMITMENTS AND CONTINGENCIES (Notes 19 and 27)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized;
Series A – liquidation preference $1,000 per share, 124,000 shares issued and outstanding	119,000	117,407
Common stock and paid in capital - $0.01 par value per share, 200,000,000 shares authorized, 113,153,465 shares issued: 112,913,084 shares and 21,299,209 shares outstanding at December 31, 2010 and 2009, respectively	509,457	331,538
Retained earnings (accumulated deficit)	(115,348)	(42,077)
Accumulated other comprehensive income	350	249
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 restricted shares outstanding at December 31, 2010 and 2009	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(8,459)	(9,045)
Liability for common stock issued to deferred, stock related, compensation plans	8,459	9,043
	--	(2)
	511,472	405,128
	$4,406,082	$4,722,221

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
INTEREST INCOME:
Loans receivable	$205,784	$223,035	$257,211
Mortgage-backed securities	4,045	6,057	4,639
Securities and cash equivalents	8,253	8,278	11,308
	218,082	237,370	273,158
INTEREST EXPENSE:
Deposits	52,320	83,211	110,314
FHLB advances	1,318	2,627	5,407
Other borrowings	2,448	2,205	2,271
Junior subordinated debentures	4,226	4,754	7,353
	60,312	92,797	125,345

Net interest income before provision for loan losses	157,770	144,573	147,813

PROVISION FOR LOAN LOSSES	70,000	109,000	62,500
Net interest income	87,770	35,573	85,313

OTHER OPERATING INCOME:
Deposit fees and other service charges	22,009	21,394	21,540
Mortgage banking operations	6,370	8,893	6,045
Loan servicing fees, net of amortization and impairment	951	93	1,703
Miscellaneous	2,302	2,292	1,185
	31,632	32,672	30,473

Other-than-temporary impairment losses	(4,231)	(1,511)	--
Net change in valuation of financial instruments carried at fair value	1,747	12,529	9,156
Total other operating income	29,148	43,690	39,629

OTHER OPERATING EXPENSES:
Salary and employee benefits	67,490	68,674	76,104
Less capitalized loan origination costs	(7,199)	(8,863)	(8,739)
Occupancy and equipment	22,232	23,396	24,010
Information/computer data services	6,132	6,264	6,698
Payment and card processing expenses	7,067	6,396	6,993
Professional services	6,401	6,084	4,378
Advertising and marketing	7,457	7,639	6,676
Deposit Insurance	8,622	9,968	3,969
State/municipal business and use taxes	2,259	2,154	2,257
REO operations	26,025	7,147	2,283
Amortization of core deposit intangibles	2,459	2,645	2,828
Miscellaneous	11,856	10,576	11,442
	160,801	142,080	138,899
Goodwill write-off	--	--	121,121
Total other operating expenses	160,801	142,080	260,020

Income (loss) before provision for (benefit from) income taxes	(43,883)	(62,817)	(135,078)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	18,013	(27,053)	(7,085)

NET INCOME (LOSS)	(61,896)	(35,764)	(127,993)

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	6,200	6,200	689
Preferred stock discount accretion	1,593	1,492	161
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(69,689)	$(43,456)	$(128,843)

Earnings (loss) per common share
Basic	$(1.03)	$(2.33)	$(7.94)
Diluted	$(1.03)	$(2.33)	$(7.94)
Cumulative dividends declared per common share	$0.04	$0.04	$0.50

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

NET INCOME (LOSS)	$(61,896)	$(35,764)	$(127,993)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $244, ($212) and $390, respectively	59	(377)	692
Amortization of unrealized gain on tax exempt securities transferred from available-for-sale to held-to-maturity	42	54	56
Other comprehensive income (loss)	101	(323)	748

COMPREHENSIVE INCOME (LOSS)	$(61,795)	$(36,087)	$(127,245)

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands)
For the Years Ended December 31, 2010, 2009 and 2008

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2010	$117,407	$331,538	$(42,077)	$249	$(1,987)	$(2)	$405,128

Net income (loss)			(61,896)				(61,896)

Change in valuation of securities—available-for-sale, net of income tax				59			59

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax				42			42

Accretion of preferred stock discount	1,593		(1,593)				--

Accrual of dividends on preferred stock			(6,200)				(6,200)

Accrual of dividends on common stock ($.04/share cumulative)			(3,582)				(3,582)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		16,201					16,201

Proceeds from issuance of common stock, net of offering costs		161,637					161,637

Amortization of compensation related to MRP						2	2

Amortization of compensation related to restricted stock grant		28					28

Amortization of compensation related to stock options		53					53

BALANCE, December 31, 2010	$119,000	$509,457	$(115,348)	$350	$(1,987)	$--	$511,472

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands)
For the Years Ended December 31, 2010, 2009 and 2008

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2009	$115,915	$316,740	$2,150	$572	$(1,987)	$(42)	$433,348

Net income (loss)			(35,764)				(35,764)

Change in valuation of securities—available-for-sale, net of income tax				(377)			(377)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				54			54

Additional registration costs for issuance of preferred stock		(47)					(47)

Accretion of preferred stock discount	1,492		(1,492)				--

Accrual of dividends on preferred stock			(6,200)				(6,200)

Accrual of dividends on common stock ($.04/share cumulative)			(771)				(771)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		14,723					14,723

Amortization of compensation related to MRP						40	40

Amortization of compensation related to stock options		122					122

BALANCE, December 31, 2009	$117,407	$331,538	$(42,077)	$249	$(1,987)	$(2)	$405,128

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands)
For the Years Ended December 31, 2010, 2009 and 2008

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2008	$--	$300,486	$139,636	$(176)	$(1,987)	$(113)	$437,846

Net income (loss)			(127,993)				(127,993)

Cumulative effect of adoption of accounting principles related to liabilities under split dollar life insurance arrangements			(617)				(617)

Change in valuation of securities—available-for-sale, net of income tax				692			692

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				56			56

Issuance of preferred stock with attached common stock warrant	115,754	8,246					124,000

Accretion of preferred stock discount	161		(161)				--

Accrual of dividends on preferred stock			(689)				(689)

Accrual of dividends on common stock ($.50/share cumulative)			(8,026)				(8,026)

Purchase and retirement of common stock		(14,266)					(14,266)

Proceeds from issuance of exercise of stock options		594					594

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		21,021					21,021

Net issuance of stock through employer’s stock plans, including tax benefit		400					400

Amortization of compensation related to MRP						65	65

Forfeiture of MRP stock		(6)				6	--

Amortization of compensation related to stock options		265					265

BALANCE, December 31, 2008	$115,915	$316,740	$2,150	$572	$(1,987)	$(42)	$433,348

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(continued) (in thousands)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

COMMON STOCK—SHARES ISSUED
Common stock, shares issued, beginning of period	21,539	17,152	16,266

Purchase and retirement of common stock	--	--	(614)
Issuance of unvested restricted common stock or exercise of stock options	116	--	31
Issuance of common stock for stockholder reinvestment program	5,859	4,387	1,469
Issuance of common stock through public offering	85,639	--	--

Net number of shares issued during the period	91,614	4,387	886

COMMON SHARES ISSUED, END OF PERIOD	113,153	21,539	17,152

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(240)	(240)
Issuance/adjustment of earned shares	--	--	--
Number of shares, end of period	(240)	(240)	(240)

NET COMMON STOCK—SHARES OUTSTANDING	112,913	21,299	16,912

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(61,896)	$(35,764)	$(127,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,208	9,777	10,525
Deferred income and expense, net of amortization	103	2,411	(1,318)
Amortization of core deposit intangibles	2,459	2,645	2,828
Other-than-temporary impairment losses	4,231	1,511	--
Net change in valuation of financial instruments carried at fair value	(1,747)	(12,529)	(9,156)
Purchases of securities—trading	(3,266)	(69,760)	(142,859)
Proceeds from sales of securities—trading	--	6,458	17,255
Principal repayments and maturities of securities—trading	55,427	122,056	84,529
Deferred taxes	14,988	(9,070)	(8,513)
Equity-based compensation	83	162	330
Tax benefits realized from equity-based compensation	--	--	(400)
Increase in cash surrender value of bank-owned life insurance	(2,057)	(1,916)	(1,197)
Gain on sale of loans, excluding capitalized servicing rights	(4,634)	(3,884)	(4,397)
Loss on disposal of real estate held for sale and property and equipment	1,917	766	450
Provision for losses on loans and real estate held for sale	85,096	110,643	63,323
Origination of loans held for sale	(349,975)	(559,792)	(369,219)
Proceeds from sales of loans held for sale	350,980	562,708	366,402
Goodwill write-off	--	--	121,121
Net change in:
Other assets	15,622	(36,008)	(469)
Other liabilities	(2,020)	(15,305)	(4,134)
Net cash provided from (used by) operating activities	114,519	75,109	(2,892)

INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(238,499)	(77,390)	(52,592)
Principal repayments and maturities of available-for-sale securities	131,900	27,922	407
Proceeds from sales of securities available-for-sale	1,965	--	--
Purchases of securities held-to-maturity	(8,727)	(17,975)	(7,981)
Principal repayments and maturities of securities held-to-maturity	8,416	2,856	1,640
Origination of loans, net of principal repayments	235,847	(21,645)	(191,404)
Purchases of loans and participating interest in loans	(341)	(1,376)	(13,086)
Purchases of property and equipment, net	(2,167)	(8,865)	(10,194)
Proceeds from sale of real estate held for sale, net	47,809	37,081	6,403
Cost of acquisitions, net of cash acquired	--	--	(150)
Other	(149)	(440)	(919)
Net cash provided from (used by) investing activities	176,054	(59,832)	(267,876)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(274,352)	86,700	158,257
Proceeds from FHLB advances	--	238,700	132,800
Repayment of FHLB advances	(145,506)	(159,205)	(190,838)
Increase (decrease) in other borrowings, net	(1,039)	31,605	53,506
Proceeds from issuance of preferred stock with common stock warrant, net	--	(47)	124,000
Cash dividends paid	(8,867)	(7,498)	(10,386)
Repurchases of stock, net of forfeitures	--	--	(14,266)
Tax benefits realized from equity-based compensation	--	--	400
Cash proceeds from issuance of stock for stockholder reinvestment plan	16,201	14,723	21,021
Cash proceeds from issuance of stock in secondary offering, net of costs	161,637	--	--
Exercise of stock options	--	--	594
Net cash provided from (used by) financing activities	(251,926)	204,978	275,088

NET INCREASE IN CASH AND DUE FROM BANKS	38,647	220,255	4,320

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	323,005	102,750	98,430

CASH AND DUE FROM BANKS, END OF YEAR	$361,652	$323,005	$102,750

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)
(continued from prior page)

	2010	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$64,112	$100,464	$126,356
Taxes paid (received) in cash	(592)	(8,173)	9,182

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income transferred to real estate owned and other repossessed assets	87,967	102,213	27,558
Real estate owned transferred to property and equipment	--	7,030	--
Net change in accrued dividends payable	(915)	527	1,671
Change in other assets/liabilities	112	924	1,471
Accrual of liability for split-dollar life insurance	--	--	617

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of two wholly-owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2010, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (DFI) and the Federal Deposit Insurance Corporation (the FDIC).

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank (FHLB) advances, other borrowings and junior subordinated debentures.  Net income also is affected by the level of the Company’s other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as non-interest operating expenses, provisions for loan losses and income tax provisions.  In addition, net income is affected by the net change in the value of certain financial instruments carried at fair value.  During the three year period ended December 31, 2010, the Company’s net income was significantly impacted by unprecedented high levels of provisions for loan losses and the net change in the value of financial instruments carried at fair value.  In addition, the 2008 results were also impacted by a substantial goodwill impairment charge.

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions, profits and balances have been eliminated.

Use of Estimates:  In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with U.S. Generally Accepted Accounting Principles (GAAP).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in this Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

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

Securities: Securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity.  Securities classified as available-for-sale are available for future liquidity requirements and may be sold prior to maturity.  Securities classified as trading are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity and, if appropriate, any other-than-temporary impairment losses.  Securities classified as available-for-sale are recorded at fair value.  Unrealized gains and losses on securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income, a component of stockholders’ equity, until realized.  Securities classified as trading are also recorded at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.  (See Note 22 for a more complete discussion of accounting for the fair value of financial instruments.)  Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are recognized in earnings as realized losses.  Realized gains and losses on sale are computed on the specific identification method and are included in operations on the trade date sold.

Prior to the second quarter of 2009, the Company would assess an OTTI or permanent impairment based on the nature of the decline and whether the Company had the ability and intent to hold the investments until a market price recovery.  If the Company determined a security to be other-than-temporarily or permanently impaired, the full amount of the impairment would be recognized through earnings in its entirety.

FASB guidance related to the recognition and presentation of OTTI for debt securities changed in the second quarter of 2009.  Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether it intends to sell a security or if it is likely that it would be required to sell the security before recovery of the amortized cost basis of the investment which may not be until maturity.  For debt securities, if the Company intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If the Company does not intend to sell the security and it is not likely that the Company will be required to sell the security but the Company does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (OCI).  Impairment losses related to all other factors are presented as separate categories within OCI.  For investment securities transferred from held-to-maturity to available-for-sale, this amount is accreted from the time of transfer over the remaining life of the debt security based on the amount and timing of future estimated cash flows.  The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings.  If there is an indication of additional credit losses, the security is re-evaluated according to the procedures described above.

Investment in FHLB Stock:  The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  For the years ended December 31, 2010 and 2009, the Banks did not receive any dividend income on FHLB stock.  The Banks received dividend income on FHLB stock totaling $355,000 for the year ended December 31, 2008.  The Seattle FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  At December 31, 2010, the Company had recorded $37.4 million in FHLB stock, unchanged from December 31, 2009.  This stock is generally viewed as a long-term investment and is carried at par.  It does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Management periodically evaluates FHLB stock for impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, as of December 31, 2010, the Company has not recorded an impairment on its investment in FHLB stock.  However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities.  In addition, on October 25, 2010, the FHLB received a Consent Order from the FHFA. The potential impact of the Consent Order is unknown at this time. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of Banner’s investment.

Loans Receivable:  The Banks originate residential mortgage loans for both portfolio investment and sale in the secondary market.  At the time of origination, mortgage loans are designated as held for sale or held for investment.  Loans held for sale are stated at lower of cost or estimated market value determined on an aggregate basis.  Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  The Banks also originate construction and land development, commercial and multifamily real estate, commercial business, agricultural and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts and premiums.  Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

Some of the Company’s loans are reported as troubled debt restructures (TDRs).  Loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  Loans identified as TDRs are accounted for in accordance with the Banks’ impaired loan accounting policies.

Income Recognition on Non-Accrual and Impaired Loans: Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Provision and Allowance for Loan Losses: The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  The Company maintains an allowance for loan losses consistent in all material respects with generally accepted accounting principles.  The Company has established systematic methodologies for the determination of the adequacy of the Company’s allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.  The Company increases its allowance for loan losses by charging provisions for probable loan losses against its income and values impaired loans consistent with accounting guidelines.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon the Company’s continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends identified by Banner at the time financial statements are prepared.  Although the Company uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.  The adequacy of general and specific reserves is based on continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance.  Losses on specific loans are provided for when the losses are probable and estimable.  General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for.  The level of general reserves is based on analysis of potential exposures existing in Banner’s loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared.  The formula allowance is calculated by applying loss factors to outstanding loans, excluding those loans that are subject to individual analysis for specific allowances.  Loss factors are based on the Company’s historical loss experience adjusted for significant environmental considerations, including the experience of other banking organizations, which in the judgment of management affects the collectability of the portfolio as of the evaluation date.  The unallocated allowance is based upon the Company’s evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.

While the Company believes the estimates and assumptions used in Banner’s determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the financial condition and results of operations of the Company.  In addition, the determination of the amount of the Banks’ allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

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

Real Estate Held for Sale: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value, less cost to sell.  Development and improvement costs relating to the property are capitalized while direct holding costs are expensed.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

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

Goodwill and Other Intangible Assets: Goodwill and other intangible assets have consisted primarily of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination accounted for under the purchase method, and core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Prior to December 31, 2008, the largest component of Banner’s intangible assets was goodwill which arose from business combinations completed in previous periods.  However, for the year ended December 31, 2008, the Company recorded $121.1 million of impairment charges, which eliminated all of the goodwill previously carried in its Consolidated Statements of Financial Condition.  The other major component of Banner’s intangible assets is core deposit intangibles, which are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Bank-Owned Life Insurance (BOLI):  The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans.  These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Bank’s intent to hold these policies as a long-term investment; however, there may be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary.  At December 31, 2010 and 2009, the cash surrender value of these policies was $56.7 million and $54.6 million, respectively.

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  The Company and the Banks generally have not invested in “off-balance-sheet” derivative instruments, although investment policies authorize such investments.  However, as a result of the 2007 acquisition of F&M Bank, the Company became a party to approximately $23.0 million ($19.2 million as of December 31, 2010) in notional amounts of interest rate swaps.  These swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  The fair value adjustments for these swaps and the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the hedged loans.  Further, as a part of mortgage banking activities, the Company issues “rate lock” commitments to borrowers and obtains offsetting “best efforts” delivery commitments from purchasers of loans.  The forward sales commitments do have contingent features that may require transferring collateral to the purchasers upon their request.  However, this amount would not materially affect the Company’s liquidity or results of operations.

The Banks enter into forward delivery contracts to sell residential mortgage loans to broker/dealers at specific prices and dates in order to hedge the interest rate risk in their portfolios of mortgage loans held for sale and their residential mortgage loan commitments.  The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives.  The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate.  None of the Company’s derivatives are designated as hedging instruments.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.  The fair value of the derivative loan commitments is estimated using the present value of expected future cash flows.  Assumptions used include rate assumptions based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan.

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

Income Taxes:  The Company files a consolidated income tax return including all of its wholly-owned subsidiaries on a calendar year basis.  Income taxes are accounted for using the asset and liability method.  Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period of change.

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

As of December 31, 2010, the Company has an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized.  The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense.  The amount of interest and penalties accrued for the years ended December 31, 2010 and 2009 is immaterial.  The Company files consolidated income tax returns in Oregon and Idaho and for federal purposes.  The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2010, 2009, 2008 and 2007.

Employee Stock Ownership Plan:  The Company loaned the Employee Stock Ownership Plan (ESOP) the funds necessary to fund the purchase of 8% of the Company’s initial public offering of common stock.  The loan to the ESOP is repaid principally from the Company’s contribution to the ESOP, and the collateral for the loan is the Company’s common stock purchased by the ESOP.  Annually, in consultation with the Company’s directors, the ESOP’s trustees determine if the contribution will be used to make a payment on the loan or purchase shares in the open market.  When the contribution is used to repay debt, shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants’ accounts.  When shares are released from collateral, compensation expense is recorded equal to the average current market price of the shares, and the shares become outstanding for earnings-per-share calculations.  When the contribution is used to purchase shares in the open market, compensation expense is recorded in the amount of the contribution.  Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants’ accounts.  Dividends on unallocated shares are used to fund a portion of the Company’s contribution to the ESOP (see additional discussion in Note 15).

Share-Based Compensation:  At December 31, 2010, the Company had the following stock-based employee/director compensation plans:  a stock grant plan (the 1996 Management Recognition and Development Plan, or MRP), three stock option plans (the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan) and the Banner Corporation Long-Term Incentive Plan.  In addition, in 2010, the Company made a restricted stock grant to Mark Grescovich, President and CEO of Banner Bank and Banner Corporation as an inducement material to his joining the Company.  These plans are described more fully in Note 16.  The 1996 MRP and the restricted grant to Mr. Grescovich value shares awarded at their fair value, which is their intrinsic value on the date of the award grant.  The expense of the award grants are accrued ratably over the vesting period from the date of each award.

The Company has adopted the fair value recognition provisions of FASB ASC 718, Stock Compensation, using the modified-prospective-transition method.  Under that method, compensation costs are recognized based upon grant date fair value.  This method requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows (see Note 16).

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

Comprehensive Income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  In addition, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Statements of Financial Condition, and such items, along with net income, are components of comprehensive income which is reported in the Consolidated Statements of Comprehensive Income (Loss).

Business Segments:  The Company is managed by legal entity and not by lines of business.  Each of the Banks is a community oriented commercial bank chartered in the State of Washington.  The Banks’ primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its respective primary market areas.  The Banks offer a wide variety of deposit products to their consumer and commercial customers.  Lending activities include the origination of real estate, commercial/agriculture business and consumer loans.  Banner Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis.  In addition to interest income on loans and investment securities, the Banks receive other income from deposit service charges, loan servicing fees and from the sale of loans and investments.  The performance of the Banks is reviewed by the Company’s executive management and Board of Directors on a monthly basis.  All of the executive officers of the Company are members of Banner Bank’s management team.

Generally accepted accounting principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to stockholders.  The Company has determined that its current business and operations consist of a single business segment.

Reclassification:  Certain reclassifications have been made to the prior years’ consolidated financial statements and/or schedules to conform to the current year’s presentation.  These reclassifications may have affected certain ratios for the prior periods.  These reclassifications had no effect on retained earnings (accumulated deficit) or net income (loss) as previously presented and the effect of these reclassifications is considered immaterial.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Regulatory Actions:  On March 23, 2010, Banner Bank entered into a Memorandum of Understanding (Bank MOU) with the FDIC and Washington DFI.  The Company also entered into a similar MOU with the Federal Reserve Bank of San Francisco on March 29, 2010 (FRB MOU).  Under the Bank MOU, Banner Bank is required, among other things, to develop and implement plans to reduce commercial real estate concentrations; to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 leverage capital to equal or exceed 10% of average assets.  In addition, Banner Bank is not permitted to pay cash dividends to Banner Corporation without prior approval from the FDIC and DFI and the Company and Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  Further, the Company may not pay any dividends on common or preferred stock, pay interest or principal on the balance of its junior subordinated debentures or repurchase the Company’s common stock without the prior written non-objection of the Federal Reserve Bank.

Management Succession:  On April 6, 2010, the Company announced the hiring of Mark J. Grescovich as President of the Company and Banner Bank, succeeding D. Michael Jones.  Mr. Grescovich became a director of the Company and Banner Bank on May 25, 2010 and was named Chief Executive Officer of the Company and the Bank on August 18, 2010.  Mr. Jones retired as an officer of the Company and the Bank effective August 31, 2010 and continues to serve as a director.

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

Banner intends to use a significant portion of the net proceeds from the offering to strengthen Banner Bank’s regulatory capital ratios in accordance with the MOU and to support managed growth when economic conditions improve.  To that end, at December 31, 2010, the Company had invested a cumulative $110 million as additional paid-in common equity in Banner Bank.  As a result, the Tier 1 leverage capital of Banner Bank was 10.84% of average assets on December 31, 2010, an increase from the 9.74% at December 31, 2009.  The Company expects to use the remaining net proceeds for general working capital purposes, including additional capital investments in its subsidiary banks if appropriate.

Deferred Tax Asset Valuation Allowance:  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of Banner’s deferred tax assets will not be realized.  During the third quarter of 2010, Banner evaluated its net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  This action caused its income tax expense to be $24.0 million for the third quarter.  As a result, despite incurring a pre-tax loss in both years, the Company recorded an $18.0 million income tax expense for the year ended December 31, 2010, compared to an income tax benefit of $27.1 million for the year ended December 31, 2009.  See Note 13 of the Notes to the Consolidated Financial Statements for more information.

FDIC Prepayment:  On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay an estimate of their expected quarterly deposit insurance premiums for the fourth quarter of 2009 and for the three years ended December 31, 2010, 2011 and 2012.  Insured institutions were required to deposit funds with the FDIC in the amount of the prepaid assessment on December 30, 2009.  The insured institutions will not receive interest on the deposited funds.  For purposes of calculating an institution’s prepaid assessment amount, for the fourth quarter of 2009 and all of 2010, that institution’s assessment rate was its total base assessment rate in effect on September 30, 2009.  That rate was then increased by three basis points for all of 2011 and 2012.  Again, for purposes of calculating the prepaid amount, an institution’s third quarter 2009 assessment base was assumed to increase quarterly by an estimated five percent annual growth rate through the end of 2012.  Each institution was directed to record the entire amount of its prepaid assessment as a prepaid expense (asset).  Thereafter, each institution will record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution will record an expense and an accrued expense payable each quarter for its regular assessment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the institution.  For Banner Corporation, this total prepaid assessment was $31.6 million and was paid in December 30, 2009.  The balance of this prepaid assessment was $21.6 million at December 31, 2010.

Participation in the U.S. Treasury’s Capital Purchase Program:  On November 21, 2008, Banner received $124 million from the U.S. Treasury Department as part of the Treasury’s Capital Purchase Program.  Banner issued $124 million in senior preferred stock, with a related warrant to purchase up to $18.6 million in common stock, to the U.S. Treasury.  The warrant provides the Treasury the option to purchase up to 1,707,989 shares of Banner Corporation common stock at a price of $10.89 per share at any time during the next ten years.  The preferred stock pays a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company.  The terms and conditions of the transaction and the preferred stock conform to those provided by the U.S. Treasury.  A summary of the Capital Purchase Program can be found on the Treasury’s web site at www.financialstability.gov/roadtostability/capitalpurchaseprogram.html.  The additional capital enhances the Company’s capacity to support the communities it serves through expanded lending activities and economic development.  This capital also adds flexibility in considering strategic opportunities that may be available to it.

Goodwill Write-Off:  As a result of the significant decline in Banner’s stock price and market capitalization over the course of 2008 and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, Banner decided to reduce the carrying value of goodwill in the Company’s Consolidated Statements of Financial Condition by recording a $50 million write-down in the second quarter and, in response to worsening economic indicators and further price declines, an additional $71 million write-down in the fourth quarter of 2008.  The total $121 million write-off of goodwill was a non-cash charge that did not affect the Company’s or the Banks’ liquidity or operations.  The adjustment brought Banner’s book value and tangible book value more closely in line with each other and more accurately reflected current market conditions.  Also, since goodwill is excluded from regulatory capital, the impairment charge (which was not deductible for tax purposes) did not have an adverse effect on the regulatory capital ratios of the Company or either of the Banks, each of which continues to remain “well capitalized” under the regulatory requirements.  See Note 21 of the Notes to Consolidated Financial Statements for additional information with respect to our valuation of intangible assets.

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

In July 2010, FASB issued Accounting Standards Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures.  Under the provisions of this ASU, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables.  The provisions of ASU No. 2010-20 are effective for periods ending after December 15, 2010, with the exception of the amendments to the rollforward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010.  Comparative disclosures are required only for periods ending subsequent to initial adoption.  This ASU was implemented for the period ending December 31, 2010 and did not have a material effect on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—A Consensus of the FASB Emerging Issues Task Force.  ASU No. 2010-18 clarifies that a creditor should not apply specific guidance in ASC 310-40, Troubled Debt Restructurings by Creditors, to acquired loans accounted for as a pooled asset under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  However, that guidance in ASC 310-30 continues to apply to acquired loans within the scope of ASC 310-30 that a creditor accounts for individually.  This amended guidance is effective for a modification of a loan(s) accounted for within a pool under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amended guidance must be applied prospectively, and early application is permitted.  Upon initial application of the amended guidance, an entity may make a one-time election to terminate accounting for loans as a pool under ASC 310-30.  An entity may make the election on a pool-by-pool basis.  The election does not preclude an entity from applying pool accounting to future acquisitions of loans with credit deterioration.  The implementation of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives.  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading.  The new rules were effective July 1, 2010.  The implementation of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation.

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

In January 2010, the Board of Governors of the Federal Reserve System issued final risk-based capital rules related to the adoption of FASB ASC Topic 860-10 and FASB ASC Topic 810-10.  Banking organizations affected by these recent pronouncements generally will be subject to higher regulatory capital requirements intended to better align risk-based capital levels with the actual risks of certain exposures.  The implementation of the new risk-based capital rules in relation to these new pronouncements did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets.  This update codifies SFAS No. 166, Accounting for Transfers of Financial Assets—An Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-16 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  This standard primarily impacts the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement.  In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control.  To qualify as a participating interest, (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and  (iv) no party has the right to pledge or exchange the entire financial asset.  If the participating interest or surrender of control criteria are not met, the transfer is not accounted for as a sale and derecognition of the asset is not appropriate.  Rather, the transaction is accounted for as a secured borrowing arrangement.  The implementation of this ASU did not have a material impact during the year ended December 31, 2010 on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This update codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification.  ASU 2009-17 eliminates FASB Interpretations 46(R) (FIN 46(R)) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (VIE). The new guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the previous provisions.  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity.  This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  The implementation of this ASU did not have a material impact during the year ended December 31, 2010 on the Company’s consolidated financial statements.

Note 4:  CASH AND SECURITIES

Cash, due from bank and cash equivalents consisted of the following (in thousands):

	December 31
	2010	2009

Cash on hand and due from banks	$361,391	$322,346
Cash equivalents:
Short-term cash investments	261	659

	$361,652	$323,005

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities of less than 90 days.  Federal regulations require depository institutions to maintain certain minimum reserve balances.  Included in cash and demand deposits were required reserves of $19.1 million and $13.8 million at December 31, 2010 and 2009, respectively.

The following table sets forth a summary of Banner’s interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	December 31
	2010	2009

Interest-bearing deposits included in cash and due from banks	$321,896	$244,641

U.S. Government and agency obligations	139,807	94,367

Municipal bonds:
Taxable	7,123	3,717
Tax exempt	75,509	70,018
Total municipal bonds	82,632	73,735

Corporate bonds	58,495	43,267

Mortgage-backed or related securities:
GNMA	23,732	18,458
FHLMC	26,952	43,469
FNMA	32,341	37,549
Private issuer	3,544	6,465
Total mortgage-backed securities	86,569	105,941

Equity securities (excludes FHLB stock)	190	342

Total securities	367,693	317,652

FHLB stock	37,371	37,371

	$726,960	$599,664

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at December 31, 2010 and 2009 are summarized as follows (dollars in thousands):

	December 31, 2010			December 31, 2009
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total

U.S. Government and agency obligations	$4,167	$4,379	4.6%	$41,178	$41,255	28.0%

Municipal bonds:
Taxable	682	693	0.7	1,004	1,034	0.7
Tax exempt	5,422	5,705	6.0	6,065	6,117	4.2
Total municipal bonds	6,104	6,398	6.7	7,069	7,151	4.9

Corporate bonds	63,581	34,724	36.4	76,411	35,017	23.8

Mortgage-backed and related securities:
FHLMC	16,554	17,347	18.2	25,030	25,837	17.6
FNMA	30,749	32,341	33.9	36,250	37,549	25.5
Total mortgage-backed and related securities	47,303	49,688	52.1	61,280	63,386	43.1

Equity securities	6,915	190	0.2	6,915	342	0.2

	$128,070	$95,379	100.0%	$192,853	$147,151	100.0%

There were no sales of securities—trading during 2010, while proceeds from the sale of a single trading security for the year ended December 31, 2009 were $6.5 million and the company realized a gain of $140,000 on that sale.  The Company recognized an OTTI charge on securities—trading of $1.2 million for the year ended December 31, 2010, compared to an OTTI charge of $1.5 million during the year ended December 31, 2009.  Additionally, at December 31, 2010, there was one single-issue trust preferred security in our trading portfolio in nonaccrual status with an amortized cost of $4.3 million and an estimated fair value of $1.4 million.  No trading securities were on nonaccrual status as of December 31, 2009.  Net unrealized holding gains of $497,000 were recognized in 2010 compared to $4.3 million of net unrealized holding losses on securities—trading for the year ended December 31, 2009.

The amortized cost and estimated fair value of securities—trading at December 31, 2010 and 2009, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$1,762	$1,816	$550	$565
Due after one year through five years	2,549	2,668	40,232	40,277
Due after five years through ten years	20,442	21,328	21,230	21,641
Due after ten years through twenty years	16,234	16,840	20,931	21,186
Due after twenty years	80,168	52,537	102,995	63,140

	121,155	95,189	185,938	146,809

Equity securities	6,915	190	6,915	342

	$128,070	$95,379	$192,853	$147,151

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities available-for-sale at December 31, 2010 and 2009 are summarized as follows (dollars in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$135,770	$323	$(665)	$135,428	67.6%

Municipal bonds:
Taxable	800	--	(25)	775	0.4
Tax exempt	4,723	--	(102)	4,621	2.3
Total municipal bonds	5,523	--	(127)	5,396	2.7

Corporate bonds	22,536	--	(14)	22,522	11.2

Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	9,314	291	--	9,605	4.8
GNMA certificates	22,597	1,167	(32)	23,732	11.9
Other collateralized mortgage obligations	3,318	226	--	3,544	1.8
Total mortgage-backed and related securities	35,229	1,684	(32)	36,881	18.5

	$199,058	$2,007	$(838)	$200,227	100.0%

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$53,732	$22	$(642)	$53,112	55.5%

Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	17,410	223	--	17,633	18.4
GNMA certificates	17,741	716	--	18,457	19.3
Other collateralized mortgage obligations	6,291	174	--	6,465	6.8
Total mortgage-backed and related securities	41,442	1,113	--	42,555	44.5

	$95,174	$1,135	$(642)	$95,667	100.0%

At December 31, 2010 and 2009, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$70,426	$(665)	$--	$--	$70,426	$(665)

Municipal bonds:
Taxable	775	(25)	--	--	775	(25)
Tax exempt	4,621	(102)	--	--	4,621	(102)
Total municipal bonds	5,396	(127)	--	--	5,396	(127)

Corporate bonds	17,604	(14)	--	--	17,604	(14)

Mortgage-backed or related securities	2,488	(32)	--	--	2,488	(32)

	$95,914	$(838)	$--	$--	$95,914	$(838)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$48,713	$(642)	$--	$--	$48,713	$(642)

	$48,713	$(642)	$--	$--	$48,713	$(642)

Proceeds from the sale of a single available-for-sale security were $2.0 million for the year ended December 31, 2010 and the company recognized a gain of $36,000 on that sale.  There were no sales of securities—available-for-sale in 2009.  There were no OTTI impairment charges on securities—available-for-sale for the years ended December 31, 2010 and 2009.  At December 31, 2010, there were 24 securities—available-for-sale with unrealized losses, compared to eight at December 31, 2009.  Management does not believe that any individual unrealized loss as of December 31, 2010 and 2009 represents OTTI.  The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available-for-sale at December 31, 2010 and 2009, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$55,135	$55,132	$--	$--
Due after one year through five years	107,356	106,916	48,748	48,257
Due after five years through ten years	1,338	1,298	4,983	4,854
Due after ten years through twenty years	3,318	3,544	5,133	5,196
Due after twenty years	31,911	33,337	36,310	37,360

Total securities—available-for-sale	$199,058	$200,227	$95,174	$95,667

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2010 and 2009 are summarized as follows (dollars in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$5,654	$68	$(71)	$5,651	7.6%
Tax exempt	65,183	1,952	(106)	67,029	90.7
Total municipal bonds	70,837	2,020	(177)	72,680	98.3

Corporate bonds	1,250	8	(22)	1,236	1.7

	$72,087	$2,028	$(199)	$73,916	100.0%

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total
Municipal bonds:
Taxable	$2,683	$66	$(30)	$2,719	3.6%
Tax exempt	63,901	2,731	(72)	66,560	87.0
Total municipal bonds	66,584	2,797	(102)	69,279	90.6

Corporate bonds	8,250	--	(1,040)	7,210	9.4

	$74,834	$2,797	$(1,142)	$76,489	100.0%

At December 31, 2010 and 2009, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$3,443	$(71)	$--	$--	$3,443	$(71)
Tax exempt	13,301	(106)	--	--	13,301	(106)
Total municipal bonds	16,744	(177)	--	--	16,744	(177)

Corporate bonds	--	--	478	(22)	478	(22)

	$16,744	$(177)	$478	$(22)	$17,222	$(199)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal bonds	$2,920	$(43)	$10,112	$(59)	$13,032	$(102)
Corporate bonds	2,556	(444)	3,404	(596)	5,960	(1,040)

	$5,476	$(487)	$13,516	$(655)	$18,992	$(1,142)

There were no sales of securities—held-to-maturity during the years ended December 31, 2010 or 2009, although a security with a carrying value of $4.0 million was called during the third quarter of 2010 at a gain of $198,000.  The Company recognized an OTTI charge on securities—held-to-maturity of $3.0 million for the year ended December 31, 2010, compared to none in the prior year.  As of December 31, 2010, there were two held-to-maturity non-rated corporate bonds issued by a housing authority in nonaccrual status each with an amortized cost of $250,000 and estimated fair values of $241,000.  Management expects to collect all amounts due for these securities.  There were 13 securities—held-to-maturity with unrealized losses at December 31, 2010, compared to 12 at December 31, 2009.  Management does not believe that any individual unrealized losses as of December 31, 2010 or 2009 represent OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—held-to-maturity at December 31, 2010 and 2009, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$2,297	$2,342	$2,095	$2,131
Due after one year through five years	10,634	11,145	11,017	11,613
Due after five years through ten years	15,143	15,368	13,794	14,379
Due after ten years through twenty years	41,832	42,765	41,792	42,504
Due after twenty years	2,181	2,296	6,136	5,862

Total securities—held-to-maturity	$72,087	$73,916	$74,834	$76,489

The following table presents, as of December 31, 2010, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value
Purpose or beneficiary:
Federal Reserve Bank, U.S. Treasury Tax and Loan deposits	$1,639	$1,688
State and local governments public deposits	122,486	124,644
Pacific Coast Bankers’ Bank (PCBB) interest rate swaps	4,825	4,958
Retail repurchase transaction accounts	133,004	136,349
Other	4,293	4,464

Total pledged securities	$266,247	$272,103

The carrying value of investment securities pledged as of December 31, 2010 was $270.5 million.

Note 5:  ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS

The following table sets forth the composition of income from securities for the periods indicated (in thousands):

	Years Ended December 31
	2010	2009	2008

Mortgage-backed securities interest	$4,045	$6,057	$4,639
Taxable interest income	5,091	5,080	8,067
Tax-exempt interest income	3,162	3,203	2,485
Equity securities—dividend/(premium amortization)	--	(5)	401
FHLB stock—dividend income	--	--	355

Total income from securities	$12,298	$14,335	$15,947

Note 6:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES
Loans receivable, including loans held for sale, at December 31, 2010 and 2009 are summarized as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial real estate
Owner-occupied	$515,093	15.1%	$509,464	13.4%
Investment properties	550,610	16.2	573,495	15.1
Multifamily real estate	134,634	4.0	153,497	4.1
Commercial construction	62,707	1.8	80,236	2.1
Multifamily construction	27,394	0.8	57,422	1.5
One- to four-family construction	153,383	4.5	239,135	6.3
Land and land development
Residential	167,764	4.9	284,331	7.5
Commercial	32,386	1.0	43,743	1.2
Commercial business	585,457	17.2	637,823	16.8
Agricultural business, including secured by farmland	204,968	6.0	205,307	5.4
One- to four-family real estate	682,924	20.1	703,277	18.6

Consumer	99,761	2.9	110,937	2.9
Consumer secured by one- to four-family	186,036	5.5	191,454	5.1
Total consumer	285,797	8.4	302,391	8.0

Total loans outstanding	3,403,117	100.0%	3,790,121	100.0%

Less allowance for loan losses	(97,401)		(95,269)

Net loans	$3,305,716		$3,694,852

Loan amounts are net of unearned, unamortized loan fees (and costs) of approximately $11.0 million at both December 31, 2010 and 2009.

The Company’s loans by geographic concentration at December 31, 2010 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate
Owner-occupied	$395,981	$65,808	$49,859	$3,445	$515,093
Investment properties	399,586	101,500	43,406	6,118	550,610
Multifamily real estate	112,526	11,665	9,926	517	134,634
Commercial construction	44,803	9,289	8,615	--	62,707
Multifamily construction	19,352	8,042	--	--	27,394
One- to four-family construction	76,893	72,421	4,069	--	153,383
Land and land development
Residential	87,383	67,192	13,189	--	167,764
Commercial	27,640	1,362	3,384	--	32,386
Commercial business	410,591	94,116	65,841	14,909	585,457
Agricultural business, including secured by farmland	97,651	45,384	61,927	6	204,968
One- to four-family real estate	442,309	209,092	29,155	2,368	682,924

Consumer	71,013	22,797	5,951	--	99,761
Consumer secured by one- to four- family	128,736	44,113	12,688	499	186,036
Total consumer	199,749	66,910	18,639	499	285,797

Total loans	$2,314,464	$752,781	$308,010	$27,862	$3,403,117

Percent of total loans	68.0%	22.1%	9.1%	0.8%	100.0%

The geographic concentrations of Banner’s land and land development loans by state at December 31, 2010 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$43,810	$39,477	$5,058	$88,345
Improved land and lots	27,050	20,873	1,075	48,998
Unimproved land	16,523	6,842	7,056	30,421

Commercial and industrial:
Acquisition and development	4,855	--	549	5,404
Improved land and lots	10,546	--	--	10,546
Unimproved land	12,239	1,362	2,835	16,436

Total land and land development loans	$115,023	$68,554	$16,573	$200,150

Percent of land and land development loans	57.5%	34.3%	8.2%	100.0%

The Company originates both adjustable- and fixed-rate loans.  At December 31, 2010 and 2009, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

	December 31
	2010	2009
Fixed-rate (term to maturity):
Due in one year or less	$214,625	$162,894
Due after one year through three years	232,412	198,107
Due after three years through five years	173,533	239,145
Due after five years through ten years	119,108	142,900
Due after ten years	530,548	551,375

Total fixed-rate loans	1,270,226	1,294,421

Adjustable-rate (term to rate adjustment):
Due in one year or less	1,311,679	1,582,046
Due after one year through three years	428,910	417,777
Due after three years through five years	356,241	447,228
Due after five years through ten years	36,061	47,287
Due after ten years	--	1,362

Total adjustable-rate loans	2,132,891	2,495,700

Total loans	$3,403,117	$3,790,121

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

Banner Bank has invested, as of December 31, 2010, $11.0 million in four limited partnerships known as Homestead Equity Fund (HEF); HEF II, HEF III, HEF IV and Homestead Western Communities Fund (HWCF) that develop low income housing projects.  Banner Bank’s partnership interests commit it to invest up to $11.0 million in the partnerships.  In connection with the HWCF project development, Banner Bank also had a commercial loan outstanding with a balance of $3.9 million at December 31, 2009.  This loan was paid off in October 2010.  There are no additional loan commitments on these projects at December 31, 2010.  The loan was secured by notes from the limited partners, which includes Banner Bank, to make capital contributions to the partnership.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had the following balances and activity during the years ended December 31, 2010 and 2009 (in thousands):

	Years Ended December 31
	2010	2009

Balance at beginning of year	$10,161	$8,372
New loans or advances	3,494	18,657
Repayments and adjustments	(8,227)	(16,868)

Balance at end of period	$5,428	$10,161

Impaired Loans and the Allowance for Loan Losses.  A loan is considered impaired when, based on current information and circumstances, the Company determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are comprised of loans on non-accrual, troubled debt restructurings (TDRs) that are performing under their restructured terms, and loans that are 90 days or more past due, but are still on accrual.

The amount of impaired loans and the related allocated reserve for loan losses were as follows (in thousands):

	December 31, 2010		December 31, 2009
	Loan Amount	Allocated Reserves	Loan Amount
Impaired loans:
Non-accrual loans
Commercial real estate	$26,616	$2,290	$7,683
Construction and land	75,734	6,541	159,264
Commercial and industrial	26,953	5,388	27,917
One- to four-family residential	16,869	23	14,614
Consumer	2,332	84	3,923

Total non-accrual loans	148,504	14,326	213,401

Past due and still accruing	2,985	7	449
TDRs	60,115	4,054	43,683

Total impaired loans	$211,604	$18,387	$257,533

The average balance of impaired loans and the related interest income recognized were as follows (in thousands):

	Years Ended December 31
	2010	2009	2008

Average balance of impaired loans	$260,077	$272,983	$124,342
Interest income recognized	3,035	1,800	398
Interest income not recognized	14,416	17,686	9,252

As of December 31, 2010, the Company had additional commitments to advance funds up to an amount of $348,000 related to TDRs.

The following table provides additional information on impaired loans with and without specific allowance reserves as of December 31, 2010 (in thousands):

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate	$5,209	$5,634	$662	$5,301	$36
Construction and land	9,758	10,237	1,955	10,595	267
Commercial and industrial	8,033	8,476	1,063	8,703	173
One- to four-family residential	31,094	31,121	122	31,620	1,069
Consumer	252	252	4	260	1

	54,346	55,720	3,806	56,479	1,546

With a specific allowance reserve (2)
Commercial real estate	27,855	29,519	2,375	29,411	157
Construction and land	88,065	117,152	7,275	125,153	936
Commercial and industrial	19,591	28,158	4,395	25,772	--
One- to four-family residential	20,736	21,791	536	22,287	396
Consumer	1,011	1,011	--	975	--

	157,258	197,631	14,581	203,598	1,489

Total
Commercial real estate	$33,064	$35,153	$3,037	$34,712	$193
Construction and land	97,823	127,389	9,230	135,748	1,203
Commercial and industrial	27,624	36,634	5,458	34,475	173
One- to four-family residential	51,830	52,912	658	53,907	1,465
Consumer	1,263	1,263	4	1,235	1

	$211,604	$253,351	$18,387	$260,077	$3,035

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals to establish realizable value.  These analyses may identify a specific impairment amount needed or may conclude that no reserve is needed.  Either result is included in the category’s Related Allowance column.

Credit Quality Indicators:  To appropriately and effectively manage the ongoing credit quality of the Company’s loan portfolio, management has implemented a risk-rating or loan grading system for its loans.  The system is a tool to evaluate portfolio asset quality throughout each applicable loan’s life as an asset of the Company.  Generally, loans and leases are risk rated on an aggregate borrower/relationship basis with individual loans sharing similar ratings.  There are some instances when specific situations relating to individual loans will provide the basis for different risk ratings within the aggregate relationship.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of these categories is as follows:

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease. Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.

Risk Rating 1: Exceptional
A credit supported by exceptional financial strength, stability, and liquidity.  The risk rating of 1 is reserved for the Company’s top quality loans, generally reserved for investment grade credits underwritten to the standards of institutional credit providers.

Risk Rating 2: Excellent
A credit supported by excellent financial strength, stability and liquidity.  The risk rating of 2 is reserved for very strong and highly stable customers with ready access to alternative financing sources.

Risk Rating 3: Strong
A credit supported by good overall financial strength and stability.  Collateral margins are strong, cash flow is stable although susceptible to cyclical market changes.

Risk Rating 4: Acceptable
A credit supported by the borrower’s adequate financial strength and stability.  Assets and cash flow are reasonably sound and provide for orderly debt reduction.  Access to alternative financing sources will be more difficult to obtain.

Risk Rating 5: Watch
A credit with the characteristics of an acceptable credit but one which requires more than the normal level of supervision and warrants formal quarterly management reporting.  Credits in this category are not yet criticized or classified, but due to adverse events or aspects of underwriting require closer than normal supervision. Generally, credits should be watch credits in most cases for six months or less as the impact of stress factors are analyzed.

Risk Rating 6: Special Mention
A credit with potential weaknesses that deserves management’s close attention is risk rated a 6. If left uncorrected, these potential weaknesses will result in deterioration in the capacity to repay debt.  A key distinction between Special Mention and Substandard is that in a Special Mention credit, there are identified weaknesses that pose potential risk(s) to the repayment sources, versus well defined weaknesses that pose risk(s) to the repayment sources. Assets in this category are expected to be in this category no more than 9-12 months as the potential weaknesses in the credit are resolved.

Risk Rating 7: Substandard
A credit with well defined weaknesses that jeopardize the ability to repay in full is risk rated a 7.  These credits are inadequately protected by either the sound net worth and payment capacity of the borrower or the value of pledged collateral.  These are credits with a distinct possibility of loss.  Loans headed for foreclosure and/or legal action due to deterioration are rated 7 or worse.

Risk Rating 8: Doubtful
A credit with an extremely high probability of loss is risk rated 8.  These credits have all the same critical weaknesses that are found in a substandard loan; however, the weaknesses are elevated to the point that based upon current information, collection or liquidation in full is improbable.  While some loss on doubtful credits is expected, pending events may strengthen a credit making the amount and timing of any loss undeterminable. In these situations taking the loss is inappropriate until it is clear that the pending event has failed to strengthen the credit and improve the capacity to repay debt.

Risk Rating 9: Loss
A credit that is considered to be currently uncollectible or of such little value that it is no longer a viable Bank asset is risk rated 9.  Losses should be taken in the accounting period in which the credit is determined to be uncollectible.  Taking a loss does not mean that a credit has absolutely no recovery or salvage value but, rather, it is not practical or desirable to defer writing off the credit, even though partial recovery may occur in the future.

The following table shows Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristic as of December 31, 2010 (in thousands):

	December 31, 2010						December 31, 2009
	Commercial Real Estate and Multifamily	Construction and Land	Commercial and Industrial	One- to Four-Family Residential	Consumer (1)	Total Loans	Total Loans

Risk-rated loans:
Pass (Risk Ratings 1-5)	$1,052,139	$293,915	$697,417	$628,356	$283,435	$2,955,262	$3,291,884
Special mention	52,498	12,231	34,410	3,918	--	103,057	80,919
Substandard	95,700	137,488	57,565	50,650	2,362	343,765	415,037
Doubtful	--	--	1,033	--	--	1,033	2,281
Loss	--	--	--	--	--	--	--

Total loans	$1,200,337	$443,634	$790,425	$682,924	$285,797	$3,403,117	$3,790,121

Performing loans	$1,173,721	$367,900	$763,472	$663,100	$283,435	$3,251,628	$3,576,271
Non-performing loans	26,616	75,734	26,953	19,824	2,362	151,489	213,850

Total loans	$1,200,337	$443,634	$790,425	$682,924	$285,797	$3,403,117	$3,790,121

(1)	Consumer loans are not individually risk-rated. The $283.4 million of performing consumer loans are shown as “Pass”, while the $2.4 million of non-performing consumer loans are shown as “Substandard”.

The following table provides additional detail on the age analysis of Banner’s loans as of December 31, 2010 (in thousands):

	December 31, 2010							December 31, 2009
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Loans 90 Days or More Past Due and Accruing

Commercial and multifamily real estate	$7,847	$8,753	$21,913	$38,513	$1,161,824	$1,200,337	$--	$--
Construction and land	6,148	1,846	54,460	62,454	381,180	443,634	--	--
Commercial and industrial, including agricultural not secured by land	4,453	4,508	17,658	26,619	763,806	790,425	--	--
One-to four-family residential	951	6,119	17,106	24,176	658,748	682,924	2,955	358
Consumer	1,535	1,006	1,554	4,095	281,702	285,797	30	91

Total	$20,934	$22,232	$112,691	$155,857	$3,247,260	$3,403,117	$2,985	$449

The following table provides additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment as of December 31, 2010 (in thousands):

	At or For the Year Ended December 31, 2010
	Commercial Real Estate and Multifamily	Construction and Land	Commercial and Industrial	One- to Four-Family Residential	Consumer	Commitments and Unallocated	Total	December 31, 2009 Total
Allowance for loan losses:
Beginning balance	$8,368	$45,209	$22,973	$2,912	$1,809	$13,998	$95,269	$75,197
Provision for loan losses	9,042	30,607	17,692	10,641	1,492	526	70,000	109,000
Recoveries	--	897	2,910	136	284	--	4,227	1,711
Charge-offs	(1,668)	(43,592)	(17,184)	(7,860)	(1,791)	--	(72,095)	(90,639)

Ending balance	$15,742	$33,121	$26,391	$5,829	$1,794	$14,524	$97,401	$95,269

Allowance individually evaluated for impairment	$2,375	$7,275	$4,395	$536	$--	$--	$14,581	$16,482
Allowance collectively evaluated for impairment	13,367	25,846	21,996	5,293	1,794	14,524	82,820	78,787

Total allowance for loan losses	$15,742	$33,121	$26,391	$5,829	$1,794	$14,524	$97,401	$95,269

	Commercial Real Estate and Multifamily	Construction and Land	Commercial and Industrial	One- to Four-Family Residential	Consumer	Commitments and Unallocated	Total	December 31, 2009 Total
Loan balances:
Loans individually evaluated for impairment	$27,855	$88,065	$19,591	$20,736	$1,011		$157,258	$192,755
Loans collectively evaluated for impairment	1,172,482	355,569	770,834	662,188	284,786		3,245,859	3,597,366

Total loans	$1,200,337	$443,634	$790,425	$682,924	$285,797		$3,403,117	$3,790,121

Note 7:  REAL ESTATE OWNED, NET

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31
	2010	2009	2008

Balance, beginning of period	$77,743	$21,782	$1,867

Additions from loan foreclosures	87,761	101,853	27,236
Additions from capitalized costs	4,006	6,064	648
Dispositions of REO	(51,651)	(42,709)	(6,824)
Transfers to property and equipment	--	(7,030)	--
Loss on sale of REO	(1,891)	(574)	(322)
Valuation adjustments in the period	(15,096)	(1,643)	(823)

Balance, end of period	$100,872	$77,743	$21,782

The following table shows REO by type and geographic location by state as of December 31, 2010 (dollars in thousands):

	Washington	Oregon	Idaho	Total

Commercial real estate	$14,127	$--	$--	$14,127
One- to four-family construction	294	2,724	--	3,018
Land development- commercial	4,125	6,065	225	10,415
Land development- residential	18,544	22,286	6,905	47,735
Agricultural land	329	--	1,660	1,989
One- to four-family real estate	9,834	8,271	5,483	23,588

Total REO	$47,253	$39,346	$14,273	$100,872

Percent of total REO	46.8%	39.0%	14.2%	100.0%

REO properties are recorded at the fair value at the time of foreclosure and at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property, less expected selling costs, after initial recognition.  Valuation allowances on REO balances are based on updated appraisals of the underlying properties as received during a period or management’s authorization to reduce the selling price of a property during the period.

Note 8:  PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2010 and 2009 are summarized as follows (in thousands):

	December 31
	2010	2009

Buildings and leasehold improvements	$93,799	$95,494
Furniture and equipment	54,553	52,917

Less accumulated depreciation	(72,394)	(63,706)

Subtotal	75,958	84,705

Land	20,544	18,837

Property and equipment, net	$96,502	$103,542

The Banks’ depreciation expense related to property and equipment was $9.2 million, $9.8 million and $10.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The Banks’ rental expense was $6.8 million, $7.0 million and $6.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Banks’ obligation under long-term property leases over the next five years is as follows: 2011, $6.8 million; 2012, $5.6 million; 2013, $4.8 million; 2014, $4.2 million; 2015, $2.7 million; and thereafter, $12.6 million.

Note 9:  DEPOSITS

Deposits consist of the following at December 31, 2010 and 2009 (dollars in thousands):

	December 31
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing checking	$600,457	16.7%	$582,480	15.1%
Interest-bearing checking	357,702	10.0	360,256	9.3
Regular savings accounts	616,512	17.2	538,765	13.9
Money market accounts	459,034	12.8	442,124	11.4

Total transaction and savings accounts	2,033,705	56.7	1,923,625	49.7

Certificates of deposit:
Up to 1.00%	293,597	8.2	98,743	2.6
1.01% to 2.00%	895,040	24.9	482,409	12.5
2.01% to 3.00%	183,352	5.1	742,534	19.2
3.01% to 4.00%	112,378	3.1	280,560	7.3
4.01% and greater	73,126	2.0	337,679	8.7

Total certificates of deposit	1,557,493	43.3	1,941,925	50.3

Total deposits	$3,591,198	100.0%	$3,865,550	100.0%

Included in total deposits:
Public transaction accounts	$64,482	1.8%	$78,202	2.0%
Public interest-bearing certificates	81,809	2.3	88,186	2.3

Total public deposits	$146,291	4.1%	$166,388	4.3%

Total brokered deposits	$102,984	2.9%	$165,016	4.3%

Deposits at December 31, 2010 and 2009 included deposits from the Company’s directors, executive officers and related entities totaling $18.4 million and $23.1 million, respectively.

Scheduled maturities and weighted average interest rates of certificate accounts at December 31, 2010 and 2009 are as follows (dollars in thousands):

	December 31
	2010		2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$1,185,405	1.59%	$1,593,575	2.60%
Due after one year through two years	263,688	2.00	248,065	3.22
Due after two years through three years	50,844	2.44	63,050	3.77
Due after three years through four years	24,139	2.98	14,435	4.04
Due after four years through five years	30,121	2.29	19,043	3.11
Due after five years	3,296	3.73	3,757	4.17

Total certificates of deposit	$1,557,493	1.73	$1,941,925	2.74

Included in total deposits are certificate of deposit accounts in excess of $100,000 totaling $841 million and $1.035 billion at December 31, 2010 and 2009, respectively.  Interest on certificate of deposit accounts in excess of $100,000 totaled $22.5 million for the year ended December 31, 2010 and $38.8 million for the year ended December 31, 2009.

The following table sets forth the deposit activities for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31
	2010	2009	2008

Balance at beginning of year	$3,865,550	$3,778,850	$3,620,593

Net increase (decrease) before interest credited	(326,672)	3,489	47,943
Interest credited	52,320	83,211	110,314

Net increase (decrease) in deposits	(274,352)	86,700	158,257

Balance at end of year	$3,591,198	$3,865,550	$3,778,850

Deposit interest expense by type for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Years Ended December 31
	2010	2009	2008

Certificates of deposit	$40,569	$66,968	$85,493
Demand, NOW and money market accounts	6,598	8,284	10,362
Regular savings	5,153	7,959	14,459

	$52,320	$83,211	$110,314

Note 10:  ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

The Banks have entered into borrowing arrangements with the FHLB of Seattle to borrow funds under a short-term floating-rate cash management advance program and fixed-term loan agreements.  All borrowings are secured by stock of, and cash held by, the FHLB of Seattle.  Additionally, utilizing a blanket pledge, qualifying loans receivable at December 31, 2010 were pledged as security for the loans and there were no securities pledged as collateral at that time.  At December 31, 2010 and 2009, FHLB advances were scheduled to mature as follows (dollars in thousands):

	December 31
	2010		2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$32,800	2.73%	$145,500	0.75%
Due after one year through three years	10,000	2.38	32,800	2.73
Due after three years through five years	--	--	10,000	2.38
Due after five years	223	5.94	228	5.94

Total FHLB advances, at par	43,023	2.67	188,528	1.18
Fair value adjustment	500		1,251

Total FHLB advances, carried at fair value	$43,523		$189,779

The maximum, average outstanding and year-end balances (excluding fair value adjustments) and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Years Ended December 31
	2010	2009	2008

Maximum outstanding at any month end, at par	$66,028	$254,030	$244,537
Average outstanding, at par	51,411	102,210	187,920
Year-end outstanding, at par	43,023	188,528	109,033

Weighted average interest rates:
Annual	2.56%	2.57%	2.88%
End of period	2.67%	1.18%	3.04%

Interest expense during the period	$1,318	$2,627	$5,407

As of December 31, 2010, Banner Bank has established a borrowing line with the FHLB to borrow up to 35% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  Islanders Bank has a similar line of credit, although it may borrow up to 25% of its total assets, also contingent on collateral and FHLB stock.  This would provide a maximum total credit line of $974 million and $33 million for Banner Bank and Islanders Bank, respectively, at December 31, 2010.

Note 11:  OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, wholesale repurchase agreements and other term borrowings.

Retail Repurchase Agreements:  At December 31, 2010, retail repurchase agreements carry interest rates ranging from 0.25% to 1.25%, payable at maturity, and are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $136.3 million.  The Bank has the right to pledge or sell these securities, but they must replace them with substantially the same security.  There were no wholesale repurchase agreements and other term borrowings, such as Fed Funds, outstanding as of December 31, 2010 and 2009.

Temporary Liquidity Guarantee Program Notes:  Banner Bank has issued $50 million of senior bank notes that are guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).  These notes require interest only payments for a term of three years with principal payable in full at maturity.

Federal Reserve Bank of San Francisco and Other Borrowings:  Banner Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank of San Francisco (FRBSF) through the Borrower-In-Custody (BIC) program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2010, based upon available unencumbered collateral, Banner Bank was eligible to borrow $373 million from the FRBSF, although, at that date, the Bank had no funds borrowed under this arrangement.  All other borrowings totaled $686,000 at December 31, 2010.

A summary of all other borrowings at December 31, 2010 and 2009 by the period remaining to maturity is as follows (dollars in thousands):

	At or for the Years Ended December 31
	2010		2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Retail repurchase agreements:
Due in one year or less	$125,140	0.33%	$124,330	0.49%
Due after one year through two years	--	--	--	--
Due after two years	--	--	--	--

Total year-end outstanding	$125,140	0.33	$124,330	0.49

Average outstanding	$125,501	0.43	$124,738	0.57
Maximum outstanding at any month-end	136,002	n/a	137,403	n/a

Temporary liquidity guarantee program notes:
Due in one year or less	$--	--%	$--	--%
Due after one year through two years	49,987	2.63	--	--
Due after two years	--	--	49,978	2.63

Total year-end outstanding	$49,987	2.63	$49,978	2.63

Average outstanding (1)	$49,983	3.82	$37,788	3.79
Maximum outstanding at any month-end	49,987	n/a	49,978	n/a

Other borrowings:
Due in one year or less	$--	--%	$2,534	1.03%
Due after one year through two years	--	--	--	--
Due after two years	686	6.73	--	--

Total year-end outstanding	$686	6.73	$2,534	1.03

Average outstanding	$2	6.73	$12,138	0.50
Maximum outstanding at any month-end	686	n/a	43,000	n/a

(1)	Weighted average rate includes FDIC guarantee fee and amortization.

The table below summarizes interest expense for other borrowings for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31
	2010	2009	2008

Retail repurchase agreements	$539	$711	$1,937
FDIC guaranteed debt	1,909	1,433	--
Federal Reserve borrowings	--	61	334

Total expense	$2,448	$2,205	$2,271

NOTE 12:  JUNIOR SUBORDINATED DEBENTURES AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2010, six wholly-owned subsidiary grantor trusts, Banner Capital Trust II, III, IV, V, VI and VII (BCT II, BCT III, BCT IV, BCT V, BCT VI and BCT VII (collectively, the Trusts)), established by the Company had issued $120 million of trust preferred securities to third parties, as well as $3.7 million of common capital securities, carried among other assets, which were issued to the Company.  Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2010, under guidance issued by the Board of Governors of the Federal Reserve System.  At December 31, 2010, the Trusts comprised $44.7 million, or 7.5% of the Company’s total risk-based capital.

The following table is a summary of trust preferred securities at December 31, 2010 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Current Interest Rate	Reset Period	Interest Rate Spread	Interest Deferral Period	Redemption Option

Banner Capital Trust II	$15,000	$464	$15,464	2033	3.64%	Quarterly	Three-month LIBOR + 3.35%	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	3.19	Quarterly	Three-month LIBOR + 2.90%	20 Consecutive Quarters	On or after October 8, 2008
Banner Capital Trust IV	15,000	465	15,465	2034	3.14	Quarterly	Three-month LIBOR + 2.85%	20 Consecutive Quarters	On or after April 7, 2009
Banner Capital Trust V	25,000	774	25,774	2035	1.85	Quarterly	Three-month LIBOR + 1.57%	20 Consecutive Quarters	On or after November 23, 2010
Banner Capital Trust VI	25,000	774	25,774	2037	6.56	Fixed Until December 15, 2011, then Quarterly	Three-month LIBOR + 1.62%	20 Consecutive Quarters	On or after March 1, 2012
Banner Capital Trust VII	25,000	774	25,774	2037	1.67	Quarterly	Three-month LIBOR + 1.38%	20 Consecutive Quarters	On or after July 31, 2012

Total TPS liability at par	$120,000	$3,716	123,716		3.35

Fair value adjustment			(75,291)

Total TPS liability at fair value			$48,425

Note 13:  INCOME TAXES

The following table presents the components of the provision for income tax (benefit) expense included in the Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31
	2010	2009	2008

Current	$3,025	$(17,983)	$1,428
Deferred	(21,183)	(9,070)	(8,513)
Increase in valuation allowance	36,171	--	--

Provision for (benefit from) income taxes	$18,013	$(27,053)	$(7,085)

The following tables present the reconciliation of the provision for income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Years Ended December 31
	2010	2009	2008

Provision for (benefit from) income taxes computed at federal statutory rate	$(15,359)	$(21,986)	$(47,277)

Increase (decrease) in taxes due to:
Goodwill write-off	--	--	42,392
Tax-exempt interest	(1,471)	(2,108)	(1,066)
Investment in life insurance	(683)	(758)	(375)
State income taxes (benefit), net of federal tax offset	(495)	(819)	(270)
Tax credits	(816)	(864)	(845)
Valuation allowance	36,171	--	--
Other	666	(518)	356

Provision for (benefit from) income taxes	$18,013	$(27,053)	$(7,085)

	Years Ended December 31
	2010	2009	2008

Federal income tax statutory rate	35.0%	35.0%	35.0%

Increase (decrease) in tax rate due to:
Goodwill write-off	--	--	(31.4)
Tax-exempt interest	3.4	3.4	0.8
Investment in life insurance	1.6	1.2	0.3
State income taxes (benefit), net of federal tax offset	1.1	1.3	0.2
Tax credits	1.9	1.4	0.6
Valuation allowance	(82.4)	--	--
Other	(1.6)	0.8	(0.3)

Effective income tax rate	(41.0)%	43.1%	5.2%

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax asset as of December 31, 2010 and 2009 (in thousands):

	December 31
	2010	2009
Deferred tax assets:
REO and loan loss reserves	$40,652	$35,653
Deferred compensation	6,765	6,470
Net operating loss carryforward	21,161	5,586
Low income housing tax credits	3,319	--
Other	--	97
Total deferred tax assets	71,897	47,806

Deferred tax liabilities:
FHLB stock dividends	(6,230)	(6,230)
Depreciation	(4,405)	(5,423)
Deferred loan fees, servicing rights and loan origination costs	(4,646)	(5,002)
Intangibles	(3,041)	(3,969)
Financial instruments accounted for under fair value accounting	(16,983)	(12,194)
Total deferred tax liabilities	(35,305)	(32,818)

Deferred income tax asset	36,592	14,988

Unrealized gain on securities available-for-sale	(421)	(177)

Valuation allowance	(36,171)	--

Deferred tax asset, net	$--	$14,811

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making this assessment.  Based on available evidence, management believes it is not more likely than not that the net deferred tax assets as of December 31, 2010 will be realized in the future.  Accordingly, the valuation allowance increased by $36.2 million in 2010.  There was no valuation allowance as of December 31, 2009 or 2008.

At December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $56.1 million and $21.5 million, respectively, which will expire, if unused, by the end of 2030.  The Company also has federal and state tax credit carryforwards of $3.3 million and $410,000, respectively, which will expire, if unused, by the end of 2030.

Retained earnings at December 31, 2010 and 2009 include approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been booked.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.9 million at December 31, 2010.

Note 14:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans.  Substantially all of the Company’s employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company.  Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code.  At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit.  The Company’s contributions under the plan charged to expense amounted to $267,000 and $2.1 million for the years ended December 31, 2009 and 2008, respectively.  There was no expense related to these contributions in 2010.

Supplemental Retirement and Salary Continuation Plans.  Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2010, 2009 and 2008, expense recorded for supplemental retirement and salary continuation plan benefits totaled $1.4 million, $1.4 million and $902,000, respectively.  At December 31, 2010 and 2009, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $13.4 million and $11.9 million, respectively, and are recorded in deferred compensation.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”   As the Company is the owner

of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $8.5 million at December 31, 2010 and $9.0 million at December 31, 2009.  At December 31, 2010 and 2009, liabilities recorded in connection with deferred compensation plan benefits totaled $9.0 million ($8.5 million in contra-equity) and $10.0 million ($9.0 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Banks choose to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the owners and sole or partial beneficiaries.  At December 31, 2010 and 2009, the cash surrender value of these policies was $56.7 million and $54.6 million, respectively. The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

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

In 1995, the ESOP borrowed $8.7 million from the Company in order to purchase the common stock.  The loan is repaid principally from the Company’s contributions to the ESOP over a period not to exceed 25 years, and the collateral for the loan is the unreleased, restricted common stock purchased by the ESOP.  Contributions to the ESOP are discretionary.  The interest rate for the loan is 8.75%.  Shares are released to participants for allocation based on the cumulative debt service paid to the Company by the ESOP divided by cumulative debt service paid to date plus the scheduled debt service remaining.  Dividends on allocated shares are distributed to the participants as additional earnings.  Dividends on unallocated shares are used to reduce the Company’s contribution to the ESOP.

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

A summary of key transactions for the ESOP follows:

	Years Ended December 31
	2010		2009		2008

ESOP contribution expense	$	---	$	---	$1,111,000

Total contribution to ESOP/Debt service		---		---	--

Interest portion of debt service		---		---	--

Dividends on unallocated ESOP shares used to reduce ESOP contribution		9,615		19,230	156,248
No ESOP contributions were made for the years ended December 31, 2010 or 2009.  For the year ended December 31, 2008, the ESOP trustees elected to use contributions to purchase shares on the open market.  As of December 31, 2010, the Company has 240,381 unearned, restricted shares remaining to be released to the ESOP.  The fair value of unearned, restricted shares held by the ESOP trust was $558,000 at December 31, 2010.  The ESOP held 1,005,781 allocated, earned shares at December 31, 2010.  No payments were made on the loan for the years ended December 31, 2010, 2009 and 2008.  The balance of the ESOP loan was $2.5 million at December 31, 2010, with accrued interest of $869,000.

Note 16:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by the shareholders:  the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan, the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).  In addition, during 2006 the Board of Directors approved the Banner Corporation Long-Term Incentive Plan, an account-based benefit plan which for reporting is considered a stock appreciation rights plan.

MRP and Restricted Stock Grants.  Under the MRP, the Company was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees.  On July 26, 2006, this plan expired with 522,660 shares having been granted and no additional shares eligible to be granted.  Shares granted under the MRP vested ratably over a five-year period from the date of grant.  The Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 reflect expense accruals of $2,000, $40,000 and $65,000, respectively, for these grant awards.  The fair values of the MRP stock grants were equal to their intrinsic value on the date of grant.  As of December 31, 2010, there was no unrecognized compensation expense related to the MRP.

The Company granted 115,955 shares of restricted common stock to Mark J. Grescovich, President and CEO of Banner Bank and the Company on August 22, 2010.  The restricted shares were granted to Mr. Grescovich in accordance with his employment agreement, which, as an inducement material to his joining the Company and the Bank, provided for the granting of restricted shares on the six-month anniversary of the effective date of the agreement.  The restricted stock grant was among the terms promised to Mr. Grescovich prior to his accepting employment with the Company and the Bank.  The shares vest in one-third annual increments over the next three years.  The expense associated with this restricted stock was $28,000 for the year ended December 31, 2010.  Unrecognized compensation expense for this award as of December 31, 2010 was $222,000 and will be amortized over the next 32 months.

A summary of the Company’s unvested MRP shares activity during the years ended December 31, 2008, 2009 and 2010 follows:

	Shares	Weighted Average Grant- Date Fair Value

Unvested at December 31, 2007	10,040	$22.73

Granted	--	--
Vested	(6,920)	20.77
Forfeited	(200)	31.71

Unvested at December 31, 2008	2,920	26.76

Granted	--	--
Vested	(2,315)	27.15
Forfeited	--	--

Unvested at December 31, 2009	605	25.25

Granted	--	--
Vested	(605)	25.25
Forfeited	--	--

Unvested at December 31, 2010	--	--

Stock Options.  Under the SOPs, Banner reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees.  Authority to grant additional options under the 1996 Stock Option Plan terminated on July 26, 2006.  Authority to grant additional options under the 1998 Stock Option Plan terminated on July 24, 2008 with all options having been granted.  As of December 31, 2010, there were 63,045 options eligible for grants under the 2001 plan.  The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant.  Options granted vest at a rate of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

During the years ended December 31, 2010 and 2009, the Company did not grant any stock options.  Additionally, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $53,000, $122,000 and $265,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  Assumptions used in the Black-Scholes model are an expected volatility based on the historical volatility at the date of the grant.  The expected term is based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

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

A summary of the Company’s stock compensation activity for the years ended December 31, 2008, 2009 and 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2007	668,590	$21.56

Granted	--	--
Exercised	(30,611)	19.41
Forfeited	(72,994)	21.57

Outstanding at December 31, 2008	564,985	21.68	4.4	n/a

Granted	--	--
Exercised	--	--
Forfeited	(69,607)	16.99

Outstanding at December 31, 2009	495,378	22.34	3.8	n/a

Granted	--	--
Exercised	--	--
Forfeited	(63,306)	16.77

Outstanding at December 31, 2010	432,072	23.16	3.1	n/a

Outstanding at December 31, 2010, net of expected forfeitures	431,652	23.15	3.1	n/a

Exercisable at December 31, 2010	411,072	22.76	2.9	n/a

The intrinsic value of stock options is calculated as the amount by which the market price of Banner Corporation common stock exceeds the exercise price at the time of exercise or the end of the period as applicable.

A summary of the Company’s unvested stock option activity for the years ended December 31, 2008, 2009 and 2010 follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2007	162,940	$7.81

Granted	--	--
Vested	(79,170)	7.47
Forfeited	(3,050)	8.39

Unvested at December 31, 2008	80,720	8.11

Granted	--	--
Vested	(43,990)	8.35
Forfeited	--	--

Unvested at December 31, 2009	36,730	7.82

Granted	--	--
Vested	(15,730)	8.21
Forfeited	--	--

Unvested at December 31, 2010	21,000	7.54

At December 31, 2010, financial data pertaining to outstanding stock options was as follows:

Exercise Price	Weighted Average Exercise Price of Option Shares Granted	Number of Option Shares Granted	Weighted Average Option Shares Vested and Exercisable	Weighted Average Exercise Price of Option Shares Exercisable	Remaining Contractual Life

$15.96 to $17.40	$15.40	159,872	159,872	$15.95	1.8 years
$18.09 to $22.57	20.76	66,300	66,300	20.76	1.6 years
$25.25 to $29.47	26.31	75,450	75,450	26.31	3.6 years
$30.88 to $31.71	31.38	130,450	109,450	31.47	5.0 years

	23.16	432,072	411,072	22.76

The Company had $33,000 of total unrecognized compensation costs related to stock options at December 31, 2010 that are expected to be recognized over a remaining period of 1.5 years.

During the year ended December 31, 2010, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of operations (in thousands):

	Years Ended December 31
	2010	2009	2008

Salary and employee benefits	$83	$162	$330
Decrease in provision for income taxes	(30)	(50)	(95)

Decrease in equity, net	$53	$112	$235

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus for some grants the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.  The Company recognized compensation expense of $228,000, $68,000 and $44,000, respectively, for the years ended December 31, 2010, 2009 and 2008 related to the increase in the fair value of SARs and additional vesting during the period.  At December 31, 2010, the aggregate liability related to SARs was $587,000 and is included in deferred compensation.

Note 17:  PREFERRED STOCK AND RELATED WARRANT

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

Cumulative dividends on the Series A Preferred Stock accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but are paid only if, as, and when declared by the Company’s Board of Directors (the Board). The preferred stock ranks senior to the Company’s common stock (and on an equivalent basis with the Company’s other authorized series of preferred stock, of which no shares are currently outstanding) with respect to the payment of dividends and distributions of amounts payable upon liquidation, dissolution and winding up the Company.  The Company may not pay dividends on, repurchase, or redeem any other class of stock unless all dividends in arrears are fully paid.  Additionally, the Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.05 per share.  So long as the preferred stock is outstanding and held by the U.S. Treasury, the Company may not repurchase common shares without the Treasury’s consent through the third anniversary date of the issuance, other than when in connection with any benefit plan in the ordinary course of business consistent with past practice.

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

The preferred stock and detachable warrant were initially recognized based on their relative fair values at the date of issuance.  The $124 million of proceeds received in connection with the issuance of the Series A Preferred Stock was allocated between the preferred stock and detachable warrant based on their relative fair values on the date of issuance.  As a result, the preferred stock’s initial recorded value of $115.8 million is at a discount to the liquidation value or stated value.  The discount of $8.2 million is considered an unstated dividend cost that is being amortized over the five-year period preceding commencement of the 9% perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount.  The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders.  During the year ended December 31, 2010, the Board declared and the Company paid four preferred stock dividends totaling $6.2 million, consistent with the $6.2 million a year earlier.  As of December 31, 2010, accrued and unpaid dividends totaled $792,000 and no dividend payments on the preferred stock were in arrears.

Common Stock Warrant: On November 21, 2008, in connection with the issuance of the preferred stock, the Company issued a warrant to the U.S. Treasury to purchase up to 1,707,989 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $10.89 per share, subject to certain customary anti-dilution and other adjustments.  The warrant issued is immediately exercisable, in whole or in part, and have a ten-year term.  The warrant is not subject to any contractual restrictions on transfer.  The Company has granted the warrant holder piggyback registration rights for the warrant and the common stock underlying the warrant and has agreed to take such other steps as may be reasonably requested to facilitate the transfer of the warrant and the common stock underlying the warrant.  The holder of the warrant is not entitled to any common stockholder rights.  The U.S. Treasury agrees not to exercise voting power with respect to any shares of common stock of the Company issued to it upon exercise of the warrant.

Note 18:  REGULATORY CAPITAL REQUIREMENTS

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

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 3% to 4% of total assets.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution’s particular risk profile.

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
The Company—consolidated
Total capital to risk-weighted assets	$594,304	16.92%	$280,959	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	549,743	15.65	140,479	4.00	n/a	n/a
Tier 1 leverage capital to average assets	549,743	12.24	179,722	4.00	n/a	n/a

Banner Bank (1)
Total capital to risk- weighted assets	502,882	15.10	266,498	8.00	$333,122	10.00%
Tier 1 capital to risk- weighted assets	460,584	13.83	133,249	4.00	199,873	6.00
Tier 1 leverage capital to average assets	460,584	10.84	169,957	4.00	212,446	5.00

Islanders Bank
Total capital to risk- weighted assets	29,428	14.46	16,283	8.00	20,354	10.00
Tier 1 capital to risk- weighted assets	26,884	13.21	8,142	4.00	12,213	6.00
Tier 1 leverage capital to average assets	26,884	11.25	9,555	4.00	11,944	5.00

December 31, 2009:
The Company—consolidated
Total capital to risk-weighted assets	$489,828	12.73%	$307,744	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	441,160	11.47	153,872	4.00	n/a	n/a
Tier 1 leverage capital to average assets	441,160	9.62	183,421	4.00	n/a	n/a

Banner Bank
Total capital to risk- weighted assets	474,830	12.95	293,282	8.00	$366,603	10.00%
Tier 1 capital to risk- weighted assets	428,419	11.69	146,641	4.00	219,962	6.00
Tier 1 leverage capital to average assets	428,419	9.74	175,992	4.00	219,990	5.00

Islanders Bank
Total capital to risk- weighted assets	26,727	13.17	16,240	8.00	20,301	10.00
Tier 1 capital to risk- weighted assets	24,731	12.18	8,120	4.00	12,180	6.00
Tier 1 leverage capital to average assets	24,731	11.58	8,543	4.00	10,679	5.00

(1) Under the Bank MOU, Banner Bank must maintain a Tier 1 Capital ratio of not less than 10.0% of Banner Bank’s adjusted total assets.

At December 31, 2010, Banner and the Banks each exceeded all regulatory capital adequacy requirements; however, under the terms of the Bank MOU, Banner Bank is required to achieve and maintain a Tier 1 leverage capital to average assets ratio equal to or greater than 10.00%.  There have been no conditions or events since December 31, 2010 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.  The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 19:  CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2010.

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

In February 2009, for the first time in its history, the State of Washington’s Public Deposit Protection Commission assessed all Qualified Public Depositaries participating in the State’s public deposit program an amount that, in aggregate, covered the uninsured portion of the public funds on deposit at a failed Washington bank.  Generally, the maximum liability should any member(s) of the State’s public deposit program default on its uninsured public funds is limited to 10% of the public funds held by the Banks.  A similar program is also in place in Oregon, where Banner Bank also holds public deposits.  Should other bank failures occur in either state, the Banks could be subject to additional assessments; however, the rules for participation have been revised to require 100% collateralization of these deposits, which serves to significantly limit the contingent liability that currently exists for Qualified Public Depositaries.  As a result of the new collateralization requirements, the Banks have sought to reduce their reliance on public funds, which decreased $173 million during the year ended December 31, 2009, and an additional $20 million during the current year and was $146 million at December 31, 2010.

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

The Company’s primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements, and to quantify variations in net interest income and economic value of equity resulting from those movements under different rate environments.  Another monitoring tool used by the Company to assess interest rate risk is gap analysis.  The matching of repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest sensitive and by monitoring the Company’s interest sensitivity gap.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible, and considers that the Company’s current level of interest rate risk is reasonable.

Note 21:  GOODWILL AND OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

At December 31, 2010, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Prior to December 31, 2008, intangible assets also included goodwill, which represented the excess of the purchase price over the fair value of net assets acquired in several business combinations accounted for under the purchase method.

Goodwill is not amortized but is reviewed annually for impairment.  During 2008, the Company engaged an independent valuation consultant to review goodwill for impairment and, as a result of the significant decline in the Company’s stock price and market capitalization over the course of 2008 and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, the Company wrote off all previously recognized goodwill.

The Company amortizes core deposit intangibles over their estimated useful life and reviews them at least annually for events or circumstances that could impact their recoverability.  The core deposit intangible assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in three separate bank acquisitions during 2007.  These intangible assets are being amortized using an accelerated method over estimated useful lives of eight years.  The core deposit intangible assets are not estimated to have a significant residual value.  Other intangible assets are amortized over their useful lives and are also reviewed for impairment.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	Goodwill	Core Deposit Intangibles	Other	Total

Balance, December 31, 2007	$121,108	$16,529	$17	$137,654

Adjustments in basis	13	--	--	13
Amortization	--	(2,828)	(2)	(2,830)
Impairment write-off	(121,121)	--	--	(121,121)

Balance, December 31, 2008	--	13,701	15	13,716

Amortization	--	(2,644)	(2)	(2,646)
Impairment write-off	--	--	--	--

Balance, December 31, 2009	--	11,057	13	11,070

Amortization	--	(2,459)	(2)	(2,461)
Impairment write-off	--	--	--	--

Balance, December 31, 2010	$--	$8,598	$11	$8,609

Estimated amortization expense in future years with respect to existing intangibles as of December 31, 2010 (in thousands):

Year Ended	Core Deposit Intangibles	Other	Total

December 31, 2011	$2,276	$2	$2,278
December 31, 2012	2,092	2	2,094
December 31, 2013	1,908	2	1,910
December 31, 2014	1,724	2	1,726
Thereafter	598	3	601

Net carrying amount	$8,598	$11	$8,609

Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2010, the Company did not record an impairment charge.  In 2009, the Company recorded $800,000 in impairment charges against mortgage servicing rights.  Loans serviced for others totaled $705 million and $679 million at December 31, 2010 and 2009, respectively.  Custodial accounts maintained in connection with this servicing totaled $5.6 million and $7.4 million at December 31, 2010 and 2009, respectively.

An analysis of the mortgage servicing rights for the years ended December 31, 2010, 2009 and 2008 is presented below (in thousands):

	Years Ended December 31
	2010	2009	2008

Balance, beginning of the year	$5,703	$3,554	$2,807

Amounts capitalized	1,736	5,009	1,649
Amortization (1)	(1,998)	(2,060)	(902)
Valuation adjustments in the period	--	(800)	--

Balance, end of the year	$5,441	$5,703	$3,554

(1) Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

Note 22:  FAIR VALUE OF FINANCIAL INSTRUMENTS

Banner has elected to record certain assets and liabilities at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale).  The GAAP standard (ASC 820, Fair Value Measurements) establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  Among other things, the standard requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions.  These two types of inputs create the following fair value hierarchy:

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

Items Measured at Fair Value on a Recurring Basis:

Banner records trading account securities, securities available-for-sale, FHLB debt and junior subordinated debentures at fair value on a recurring basis.

•
The securities assets primarily consist of U.S. Government and agency obligations, municipal bonds, corporate bonds, single issue trust preferred securities (TPS), pooled trust preferred collateralized debit obligation securities (TRUP CDO), mortgage-backed securities, equity securities and certain other financial instruments.  The Level 1 measurements are based upon quoted prices in active markets.  The Level 2 measurements are generally based upon a matrix pricing model from an investment reporting and valuation service.  Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Level 3 measurements are based primarily on unobservable inputs.  In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate.  These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

From mid-2008 through the current year, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  This has been particularly true for Banner’s TRUP CDO securities.  As of December 31, 2010, Banner owned approximately $32 million in current par value of these securities, exclusive of those securities Banner elected to write-off completely.  The market for these securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are still very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at December 31, 2010, 2009 and 2008:

o	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value,

o
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was equally or more representative of fair value than the market approach valuation technique used at prior measurement dates, and

o	The Company’s TRUP CDOs should be classified exclusively within Level 3 of the fair value hierarchy because of the significant assumptions required to determine fair value at the measurement date.

The TRUP CDO valuations were prepared by independent third parties who used proprietary cash flow models for analyzing collateralized debt obligations.  Their approaches to determining fair value involve considering the credit quality of the collateral, assuming a level of defaults based on the probability of default of each underlying trust preferred security, creating expected cash flows for each TRUP CDO security and discounting that cash flow at an appropriate risk-adjusted rate plus a liquidity premium.

Where appropriate, management reviewed the valuation methodology and assumptions used by the independent third party providers, determined that with respect to performing securities the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements.  However, beginning with the quarter ended June 30, 2009 and continuing through the year ended December 31, 2010, for two securities for which Banner currently is not receiving any cash payments, management elected to override the third party fair value estimates and to reflect the fair value of these securities at zero, resulting in an OTTI charge.

At December 31, 2010, Banner also directly owned approximately $18 million in current par value of TPS securities issued by three individual financial institutions for which no market data or independent valuation source is available.  Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values.  Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions.  Since these three TPS securities are also concentrated in the financial institutions sector, which continues to be under significant pricing pressure at December 31, 2010, management applied credit factors to differentiate these issues based upon its judgment of the risk profile of the various issuers.  These credit factors were then incorporated into the model at December 31, 2010, and discount rates equal to three-month LIBOR plus 600 to 900 basis points were used to calculate the respective fair values of these securities.  Banner also has one TPS security with a par value of $5 million that is not actively traded, but for which more market data is available permitting a Level 2 fair value measurement.  As of December 31, 2009, this security was considered Level 1; however, due to the continued lack of market activity, this security was transferred from Level 1 to Level 2.  All levels are reviewed annually for appropriateness.

In addition to the three TPS considered Level 3 and one TPS considered Level 2, on its credit analysis, management determined that collection of two specific TPS securities was highly unlikely and therefore elected to write off the balance of these securities as OTTI charges—one in the third quarter of 2009 and one during the first quarter of 2010.  Further, during the quarter ended September 30, 2010, the Company recognized an OTTI charge of $3.0 million on a third single-issue trust preferred security which was classified as held-to-maturity.  Based on publicly available financial information on this issuer, the Company determined that collectability of the debt was in question and wrote down the value of this security to zero.  The debt security had previously been reported as a non-performing, non-accruing investment.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS debt that the Company has issued) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that the Company would elect early redemption.  The majority, $98 million, of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  The remaining $26 million issue has a current interest rate of 6.56%, which is fixed until December 15, 2011 and then resets quarterly to equal three-month LIBOR plus a spread of 1.62%.  In valuing the debentures at December 31, 2010, management evaluated discounted cash flows to maturity and for the discount rate used the December 31, 2010 three-month LIBOR plus 800 basis points.  While the quarterly reset of the index on this debt would seemingly keep it close to market values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method.  However, as noted above in the discussion of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management considers this to be a Level 3 input method.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Level 1	Level 2		Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--		$135,428	$--	$135,428
Corporate bonds	--		22,522	--	22,522
Municipal bonds	--		5,396		5,396
Mortgage-backed securities	--		36,881	--	36,881
	--		200,227	--	200,227
Securities—trading
U.S. Government and agency	--		4,379	--	4,379
Municipal bonds	--		6,398	--	6,398
TPS and TRUP CDOs	--		5,063	29,661	34,724
Mortgage-backed securities	--		49,688	--	49,688
Equity securities and other	--		190	--	190
	--		65,718	29,661	95,379

	$--		$265,945	$29,661	$295,606

Liabilities
Advances from FHLB at fair value	$--		$43,523	$--	$43,523
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	-	--	48,425	48,425

	$--		$43,523	$48,425	$91,948

	December 31, 2009
	Level 1	Level 2		Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--		$53,112	$--	$53,112
Mortgage-backed securities	--		42,555	--	42,555
	--		95,667	--	95,667
Securities—trading
U.S. Government and agency	--		41,255	--	41,255
Municipal bonds	--		7,151	--	7,151
TPS and TRUP CDOs	4,825		--	30,192	35,017
Mortgage-backed securities	--		63,386	--	63,386
Equity securities and other	328		14	--	342
	5,153		111,806	30,192	147,151

	$5,153		$207,473	$30,192	$242,818

Liabilities
Advances from FHLB at fair value	$--		$189,779	$--	$189,779
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	-	--	47,694	47,694

	$--		$189,779	$47,694	$237,473

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31, 2010
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2009	$30,192	$47,694

Total gains or losses recognized
Assets gains (losses)	(531)	--
Liabilities (gains) losses	--	731
Purchases, issuances and settlements	--	--
Transfers in and/or out of Level 3	--	--

Ending balance at December 31, 2010	$29,661	$48,425

	Year Ended December 31, 2009
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2008	$36,295	$61,776

Total gains or losses recognized
Assets gains (losses)	(6,103)	--
Liabilities (gains) losses	--	(14,082)
Purchases, issuances and settlements	--	--
Transfers in and/or out of Level 3	--	--

Ending balance at December 31, 2009	$30,192	$47,694

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

Items Measured at Fair Value on a Non-recurring Basis:

In 2008, the Company’s goodwill was analyzed for potential impairment and was subsequently written down completely by a charge to earnings of $50.0 million during the quarter ended June 30, 2008 and an additional charge of $71.1 million during the quarter ended December 31, 2008.  Throughout 2008, the Company engaged an independent valuation consultant to assist us in determining whether and to what extent its goodwill asset was impaired.  The key inputs used to determine the implied fair value of the Company and the corresponding amount of the write-off included the quoted market price of Banner Corporation common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows and inputs from comparable transactions.  In addition, consideration was given to the value that may arise from synergies and other benefits that would accrue from control over an entity.  These valuation inputs are considered to be Level 3 inputs.

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded.  These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan.  If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount.  The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology.  As of December 31, 2010, the Company reviewed all of its classified loans totaling $344 million and identified $212 million which were considered impaired.  Of those $212 million in impaired loans, $157 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established.  The $157 million had original carrying values of $198 million which have been reduced by partial write-downs totaling $41 million.  In addition to these write-downs, in order to bring the impaired loan balances to fair value, Banner also established $15 million in specific reserves on these impaired loans.  Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $54 million and were found to require allowances totaling $4 million.  The $54 million evaluated for reserve purposes within homogeneous pools included $32 million of restructured loans which are currently performing according to their restructured terms.  The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.  Banner considers any valuation inputs related to REO to be Level 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the year ended December 31, 2010, Banner recognized $15.1 million of impairment charges related to these types of assets, compared to $1.6 million for the prior year.

The Company records mortgage servicing rights at fair value on a non-recurring basis.  The fair value of mortgage servicing rights is based on the objective characteristics of the servicing portfolio and is derived through a discounted cash flow analytical model of an independent external consultant.  The analysis takes into consideration existing conditions in the secondary servicing markets (levels of supply and demand), as well as recently executed servicing transactions, if available.  It also includes an analysis of rate trends, anticipated prepayment speeds, delinquencies, foreclosure rates and ancillary fee income.  The valuation assumptions embedded within this analysis have been selected from a broad range of parameters and assumptions utilized by various buyers throughout the marketplace.  Due to the lack of significant observable inputs utilized in the valuation model and how changes in these assumptions could potentially impact the ending valuation of this asset, as well as the lack of readily available quotes or observable trades of similar assets in the current period, we classify this as a Level 3 fair value measurement.  Management believes the inputs utilized are indicative of those that would be used by market participants.

The following tables present the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the ASC 820 fair value hierarchy of the fair value measurements for those assets at December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Year

Impaired loans	$75,827	$--	$--	$75,827	$(34,140)
REO	100,872	--	--	100,872	(18,029)

	December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Year

Impaired loans	$111,945	$--	$--	$111,945	$(42,024)
REO	77,743	--	--	77,743	(8,081)
Mortgage servicing rights	5,703	--	--	5,703	(800)

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2010 and 2009, whether or not recognized or recorded in the consolidated balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$361,652	$361,652	$323,005	$323,005
Securities—trading	95,379	95,379	147,151	147,151
Securities—available-for-sale	200,227	200,227	95,667	95,667
Securities—held-to-maturity	72,087	73,916	74,834	76,489
Loans receivable held for sale	3,492	3,537	4,497	4,534
Loans receivable	3,302,224	3,227,429	3,690,355	3,490,419
FHLB stock	37,371	37,371	37,371	37,371
Bank-owned life insurance	56,653	56,653	54,596	54,596
Mortgage servicing rights	5,441	5,441	5,703	5,703

Liabilities:
Demand, NOW and money market accounts	1,417,193	1,317,022	1,384,860	1,272,322
Regular savings	616,512	572,356	538,765	495,409
Certificates of deposit	1,557,493	1,562,850	1,941,925	1,954,825
FHLB advances at fair value	43,523	43,523	189,779	189,779
Junior subordinated debentures at fair value	48,425	48,425	47,694	47,694
Other borrowings	175,813	175,813	176,842	176,447

Off-balance-sheet financial instruments:
Commitments to originate loans	310	310	362	362
Commitments to sell loans	(310)	(310)	(362)	(362)

Fair value estimates, methods and assumptions are set forth below for the Company’s financial and off-balance-sheet instruments:

Cash and Due from Banks:  The carrying amount of these items is a reasonable estimate of their fair value.

Securities:  The estimated fair values of investment securities and mortgaged-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s TRUP CDO securities (see earlier discussion above in determining the securities’ fair market value), management has classified these securities as a Level 3 fair value measure.

Loans Receivable:  Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics.  Loans are segregated by type such as multifamily real estate, residential mortgage, nonresidential mortgage, commercial/agricultural, consumer and other.  Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and non-performing categories.  A preliminary estimate of fair value is then calculated based on discounted cash flows using as a discount rate the current rate offered on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans.  The preliminary estimate is then further reduced by the amount of the allowance for loan losses to arrive at a final estimate of fair value.

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

FHLB Advances and Other Borrowings:  Fair valuations for Banner’s FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  This is considered to be a Level 2 input method.  Other borrowings are priced using discounted cash flows to the date of maturity based on using current rates at which such borrowings can currently be obtained.

Junior Subordinated Debentures:  Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads (see earlier discussion above in determining the junior subordinated debentures’ fair market value), junior subordinated debentures have been classified as a Level 3 fair value measure.  Management believes that the credit risk adjusted spread and resulting discount rate utilized is indicative of those that would be used by market participants.

Commitments:  Commitments to sell loans with notional balances of $31 million and $25 million at December 31, 2010 and 2009, respectively, have a carrying value of $310,000 and $362,000, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $31 million and $25 million at December 31, 2010 and 2009, respectively, have a carrying value of ($310,000) and ($362,000).  The fair value of commitments to sell loans and of interest rate locks reflect changes in the level of market interest rates from the date of the commitment or rate lock to the date of the Company’s financial statements.  Other commitments to fund loans totaled $738 million and $777 million at December 31, 2010 and 2009, respectively, and have no carrying value at both dates, representing the cost of such commitments.  There were no commitments to purchase or sell securities at December 31, 2010 or 2009.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 23:  BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2010	2009
ASSETS
Cash	$62,510	$6,190
Investment in trust equities	3,716	3,716
Investment in subsidiaries	521,358	469,971
Other assets	1,333	2,887

	$588,917	$482,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Miscellaneous liabilities	$1,774	$11,067
Deferred tax liability	27,246	18,875
Junior subordinated debentures at fair value	48,425	47,694
Stockholders’ equity	511,472	405,128
	$588,917	$482,764

Statements of Operations	Years Ended December 31
	2010	2009	2008
INTEREST INCOME:
Certificates, time deposits and dividends	$362	$380	$452

OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	1,760	1,603	5,175
Equity in undistributed income of subsidiaries	(58,766)	(41,755)	(159,726)
Other income	46	61	37
Net change in valuation of financial instruments carried at fair value	(730)	14,082	51,513
Interest on other borrowings	(4,226)	(4,754)	(7,353)
Other expenses	(2,818)	(2,815)	(2,793)
	(64,372)	(33,198)	(112,695)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	2,476	(2,566)	(15,298)

NET INCOME (LOSS)	$(61,896)	$(35,764)	$(127,993)

Statements of Cash Flows	Years Ended December 31
	2010	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(61,896)	$(35,764)	$(127,993)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	58,766	41,755	159,726
Amortization	4	23	49
Increase decrease in deferred taxes	703	5,069	23,165
Net change in valuation of financial instruments carried at fair value	730	(14,082)	(51,513)
(Increase) decrease in other assets	(847)	(1,828)	1,465
Increase (decrease) in other liabilities	(1)	3,118	(1,796)
Net cash provided from (used by) operating activities	(2,541)	(1,709)	3,103

INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(110)	(252)	(272)
Additional funds invested in subsidiaries	(110,000)	(60,000)	(98,150)
Net cash used by investing activities	(110,110)	(60,252)	(98,422)

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	--	(47)	124,000
Issuance of stock for stockholder reinvestment program	16,201	14,723	21,021
Issuance of stock in secondary offering, net of costs	161,637	--	--
Net proceeds from exercise of stock options	--	--	594
Repurchases of stock	--	--	(14,266)
Cash dividends paid	(8,867)	(7,498)	(10,386)
Net cash provided from financing activities	168,971	7,178	120,963

NET INCREASE (DECREASE) IN CASH	56,320	(54,783)	25,644

CASH, BEGINNING OF PERIOD	6,190	60,973	35,329

CASH, END OF PERIOD	$62,510	$6,190	$60,673

Note 24: STOCK REPURCHASES

The Company has periodically engaged in stock repurchase activity; however, the Company did not repurchase any stock during the year ended December 31, 2010.  Under the terms of the TARP CPP, the Company is prohibited from repurchasing shares as long as the U.S. Treasury owns the Company’s senior preferred stock.

Note 25:  CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings (loss) per common share (dollars in thousands, except per share data).

	Years Ended December 31
	2010	2009	2008

Net income (loss)	$(61,896)	$(35,764)	$(127,993)

Preferred stock dividend accrual	(6,200)	(6,200)	(689)
Preferred stock discount accrual	(1,593)	(1,492)	(161)

Net income (loss) available to common shareholders	$(69,689)	$(43,456)	$(128,843)

Basic weighted average shares outstanding	67,654	18,647	16,225
Plus MRP, common stock option and common stock warrants considered outstanding for diluted EPS	--	4	42
Less dilutive shares not included as they are anti-dilutive for calculations of loss per share	--	(4)	(42)

	67,654	18,647	16,225
Earnings (loss) per common share
Basic	$(1.03)	$(2.33)	$(7.94)
Diluted	$(1.03)	$(2.33)	$(7.94)

Options to purchase an additional 432,072 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.  Also, as of December 31, 2010, the warrant issued to the U.S. Treasury to purchase up to 1,707,989 shares of common stock in the fourth quarter of 2008 was not included in the computation of diluted EPS because the exercise price of the warrant was greater than the average market price of common shares.

Note 26:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows (dollars in thousands except for per share data):

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$55,970	$55,634	$54,250	$52,228
Interest expense	17,820	16,693	14,328	11,471
Net interest income before provision for loan losses	38,150	38,941	39,922	40,757
Provision for loan losses	14,000	16,000	20,000	20,000
Net interest income	24,150	22,941	19,922	20,757
Other operating income	7,724	6,186	7,652	7,586
Other operating expenses	35,415	38,024	46,328	41,034
Income before provision for income taxes	(3,541)	(8,897)	(18,754)	(12,691)
Provision (benefit) for income taxes	(2,024)	(3,951)	23,988	--
Net income (loss)	(1,517)	(4,946)	(42,742)	(12,691)

Preferred stock dividend	1,550	1,550	1,550	1,550
Preferred stock discount accretion	398	399	398	398

Net income (loss) available to common shareholders	$(3,465)	$(6,895)	$(44,690)	$(14,639)

Basic earnings (loss) per share	$(0.16)	$(0.28)	$(0.40)	$(0.19)
Diluted earnings (loss) per share	(0.16)	(0.28)	(0.40)	(0.19)
Cumulative dividends declared	0.01	0.01	0.01	0.01

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$60,331	$59,158	$59,573	$58,308
Interest expense	25,372	24,233	23,221	19,971
Net interest income before provision for loan losses	34,959	34,925	36,352	38,337
Provision for loan losses	22,000	45,000	25,000	17,000
Net interest income	12,959	(10,075)	11,352	21,337
Other operating income	4,648	19,977	13,453	5,612
Other operating expenses	33,793	36,891	36,629	34,767
Income before provision for income taxes	(16,186)	(26,989)	(11,824)	(7,818)
Provision (benefit) for income taxes	(6,923)	(10,478)	(5,376)	(4,276)
Net income (loss)	(9,263)	(16,511)	(6,448)	(3,542)

Preferred stock dividend	1,550	1,550	1,550	1,550
Preferred stock discount accretion	373	373	373	373

Net income (loss) available to common shareholders	$(11,186)	$(18,434)	$(8,371)	$(5,465)

Basic earnings (loss) per share	$(0.65)	$(1.04)	$(0.44)	$(0.27)
Diluted earnings (loss) per share	(0.65)	(1.04)	(0.44)	(0.27)
Cumulative dividends declared	0.01	0.01	0.01	0.01

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$71,953	$68,042	$68,007	$64,896
Interest expense	34,586	31,062	30,381	29,316
Net interest income before provision for loan losses	37,367	36,980	37,626	35,580
Provision for loan losses	6,500	15,000	8,000	33,000
Net interest income	30,867	21,980	29,626	2,580
Other operating income	8,184	8,632	2,036	21,037
Other operating expenses	33,708	85,222	34,000	107,090
Income before provision for income taxes	5,343	(54,610)	(2,338)	(83,473)
Provision (benefit) for income taxes	1,509	(2,305)	(1,347)	(4,942)
Net income (loss)	3,834	(52,305)	(991)	(78,531)

Preferred stock dividend	--	--	--	689
Preferred stock discount accretion	--	--	--	161

Net income (loss) available to common shareholders	$3,834	$(52,305)	$(991)	$(79,381)

Basic earnings (loss) per share	$0.24	$(3.31)	$(0.06)	$(4.72)
Diluted earnings (loss) per share	0.24	(3.31)	(0.06)	(4.72)
Cumulative dividends declared	0.20	0.20	0.05	0.05

Note 27:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Banks exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Banks use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.  As of December 31, 2010, outstanding commitments for which no liability has been recorded consisted of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$98,886
Revolving open-end lines secured by 1-4 family residential properties	118,686
Credit card lines	64,120
Other, primarily business and agricultural loans	419,133
Real estate secured by one- to four-family residential properties	30,875
Standby letters of credit and financial guarantees	6,778

Total	$738,478

Commitments to sell loans secured by one- to four-family residential properties	$30,875

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days.  Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer.  The Banks attempt to deliver these loans before their rate locks expire.  This arrangement generally requires delivery of the loans prior to the expiration of the rate lock.  Delays in funding the loans can require a lock extension.  The cost of a lock extension at times is borne by the customer and at times by the Bank.  These lock extension costs are not expected to have a material impact to Banner’s operations.  This activity is managed daily.  Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in Note 1:  “Derivative Instruments.”

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

Information pertaining to outstanding interest rate swaps at December 31, 2010 and 2009 follows (dollars in thousands):

	December 31
	2010	2009

Notional amount	$19,213	$20,427
Weighted average pay rate	5.36%	5.32%
Weighted average receive rate	0.26%	0.23%
Weighted average maturity in years	6.9	7.8
Unrealized gain relating to interest rate swaps	$2,796	$2,402

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

10{r}	Long-Term Incentive Plan [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008].

10{s}	Form of Compensation Modification Agreement [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{t}	2005 Executive Officer and Director Stock Account Deferred Compensation Plan.

10{v}	Entry into an Indemnification Agreement with each of the Company's Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010].

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer of Banner Corporation to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15.

99.2	Certification of Principal Financial Officer of Banner Corporation to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15.