Form 10-Q
period 2011-03-31
BANNER CORP
filed 2011-05-09
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.   Yes   [ X ]      No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes  [   ]          No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]	No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of April 30, 2011 115,720,332 shares*

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

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of March 31, 2011 and December 31, 2010	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	5

Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2011 and 2010	6

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2011 and the Year Ended December 31, 2010	7

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	9

Selected Notes to the Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	39

Comparison of Financial Condition at March 31, 2011 and December 31, 2010	43

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010	44

Asset Quality	48

Liquidity and Capital Resources	53

Capital Requirements	53

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	55

Sensitivity Analysis	55

Item 4 - Controls and Procedures	59

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	60

Item 1A - Risk Factors	60

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3 - Defaults upon Senior Securities	60

Item 4 – [Removed and Reserved]

Item 5 - Other Information	60

Item 6 - Exhibits	61

SIGNATURES	63

Special Note Regarding Forward-Looking Statements

Certain matters in this report on Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our future operations.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including our compliance with the Memorandum of Understanding and the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or any of our bank subsidiaries which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions; the requirements and restrictions that have been imposed upon Banner Corporation and Banner Bank under the memoranda of understanding with the Federal Reserve Bank of San Francisco (in the case of Banner Corporation) and the FDIC and the Washington DFI (in the case of Banner Bank) and the possibility that Banner Corporation and Banner Bank will be unable to fully comply with their respective memoranda of understanding, which could result in the imposition of additional requirements or restrictions; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; future legislative changes in the United States Department of Treasury (Treasury) Troubled Asset Relief Program (TARP) Capital Purchase Program; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act).  Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it more difficult to anticipate the overall financial impact on the Company and the financial services industry.  Provisions in the legislation could also increase the capital requirements applicable to the Company and our bank subsidiaries and could require the Company to seek additional sources of capital in the future.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2011 and December 31, 2010

	March 31	December 31
ASSETS	2011	2010

Cash and due from banks	$316,305	$361,652

Securities—trading, amortized cost $123,501 and $128,070, respectively	90,881	95,379
Securities—available-for-sale, amortized cost $240,481 and $199,058, respectively	240,968	200,227
Securities—held-to-maturity, fair value $77,989 and $73,916, respectively	75,114	72,087

Federal Home Loan Bank stock	37,371	37,371
Loans receivable:
Held for sale	1,493	3,492
Held for portfolio	3,324,587	3,399,625
Allowance for loan losses	(97,632)	(97,401)
	3,228,448	3,305,716

Accrued interest receivable	16,503	15,927
Real estate owned, held for sale, net	94,945	100,872
Property and equipment, net	94,743	96,502
Other intangibles, net	8,011	8,609
Income taxes receivable, net	--	12,981
Bank-owned life insurance	57,123	56,653
Other assets	39,291	42,106

	$4,299,703	$4,406,082
LIABILITIES
Deposits:
Non-interest-bearing	$622,759	$600,457
Interest-bearing transaction and savings accounts	1,459,895	1,433,248
Interest-bearing certificates	1,457,994	1,557,493
	3,540,648	3,591,198

Advances from FHLB at fair value	10,567	43,523
Other borrowings	159,902	175,813
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	48,395	48,425
Accrued expenses and other liabilities	20,958	21,048
Deferred compensation	14,489	14,603
	3,794,959	3,894,610

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized; Series A – liquidation preference
$1,000 per share, 124,000 shares issued and outstanding	119,426	119,000
Common stock and paid in capital - $0.01 par value per share, 200,000,000 shares authorized, 115,106,042 shares issued: 114,865,661 shares and 112,913,084 shares outstanding at March 31, 2011 and December 31, 2010, respectively	513,950	509,457
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 restricted shares outstanding at March 31, 2011 and December 31, 2010	(1,987)	(1,987)
Retained earnings (accumulated deficit)	(126,318)	(115,348)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available-for-sale and/or transferred to held-to-maturity	(327)	350

	504,744	511,472

	$4,299,703	$4,406,082

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31
	2011	2010
INTEREST INCOME:
Loans receivable	$46,755	$52,759
Mortgage-backed securities	875	1,126
Securities and cash equivalents	2,033	2,085
	49,663	55,970
INTEREST EXPENSE:
Deposits	7,812	15,798
FHLB advances	178	361
Other borrowings	579	634
Junior subordinated debentures	1,038	1,027
	9,607	17,820

Net interest income before provision for loan losses	40,056	38,150

PROVISION FOR LOAN LOSSES	17,000	14,000
Net interest income	23,056	24,150

OTHER OPERATING INCOME:
Deposit fees and other service charges	5,279	5,169
Mortgage banking operations	962	948
Loan servicing fees, net of amortization and impairment	256	313
Miscellaneous	493	617
	6,990	7,047

Other-than-temporary impairment losses	--	(1,231)
Net change in valuation of financial instruments carried at fair value	256	1,908
Total other operating income	7,246	7,724

OTHER OPERATING EXPENSES:
Salary and employee benefits	17,255	16,559
Less capitalized loan origination costs	(1,720)	(1,605)
Occupancy and equipment	5,394	5,604
Information/computer data services	1,567	1,506
Payment and card processing expenses	1,647	1,424
Professional services	1,672	1,287
Advertising and marketing	1,740	1,950
Deposit insurance	1,969	2,132
State/municipal business and use taxes	494	480
REO operations	4,631	3,058
Amortization of core deposit intangibles	597	644
Miscellaneous	2,898	2,376
Total other operating expenses	38,144	35,415

Income (loss) before provision for (benefit from) income taxes	(7,842)	(3,541)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	--	(2,024)

NET INCOME (LOSS)	(7,842)	(1,517)

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	1,550	1,550
Preferred stock discount accretion	426	398
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(9,818)	$(3,465)

Earnings (loss) per common share:
Basic	$(0.09)	$(0.16)
Diluted	$(0.09)	$(0.16)
Cumulative dividends declared per common share:	$0.01	$0.01

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31
	2011	2010

NET INCOME (LOSS)	$(7,842)	$(1,517)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax provision (benefit) of $0 and $306, respectively	(682)	543

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity	5	12

Other comprehensive income (loss)	(677)	555

COMPREHENSIVE INCOME (LOSS)	$(8,519)	$(962)

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2011

					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity

	Preferred Stock		Common Stock and Paid in Capital (1)
	Shares	Amount	Shares	Amount

Balance, January 1, 2011	124,000	$119,000	112,913,084	$507,470	$(115,348)	$350	$511,472

Net income (loss)					(7,842)		(7,842)

Change in valuation of securities—available-for-sale, net of income tax						(682)	(682)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						5	5

Accretion of preferred stock discount		426			(426)		--

Accrual of dividends on preferred stock					(1,550)		(1,550)

Accrual of dividends on common stock ($.01/share cumulative)					(1,152)		(1,152)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses			1,952,577	4,464			4,464

Amortization of compensation related to restricted stock grant				21			21

Amortization of compensation related to stock options				8			8

BALANCE, March 31, 2011	124,000	$119,426	114,865,661	$511,963	$(126,318)	$(327)	$504,744

(1)	Common Stock and Paid in Capital includes a reduction of $2 million related to 240,381 unearned shares of common stock issued to the ESOP.

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (In thousands)
For the Year Ended December 31, 2010

					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity

	Preferred Stock		Common Stock and Paid in Capital (1)
	Shares	Amount	Shares	Amount

Balance, January 1, 2010	124,000	$117,407	21,299,209	$329,549	$(42,077)	$249	$405,128

Net income (loss)					(61,896)		(61,896)

Change in valuation of securities—available-for-sale, net of income tax						59	59

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						42	42

Accretion of preferred stock discount		1,593			(1,593)		--

Accrual of dividends on preferred stock					(6,200)		(6,200)

Accrual of dividends on common stock ($.04/share cumulative)					(3,582)		(3,582)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses			5,858,920	16,201			16,201

Proceeds from issuance of common stock, net of offering costs			85,639,000	161,637			161,637

Amortization of compensation related to Management Recognition Plan (MRP)				2			2

Amortization of compensation related to restricted stock grant			115,955	28			28

Amortization of compensation related to stock options				53			53

BALANCE, December 31, 2010	124,000	$119,000	112,913,084	$507,470	$(115,348)	$350	$511,472

(1)	Common Stock and Paid in Capital includes a reduction of $2 million related to 240,381 unearned shares of common stock issued to the ESOP.

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$(7,842)	$(1,517)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,169	2,319
Deferred income and expense, net of amortization	613	609
Amortization of core deposit and other intangibles	597	644
Other-than-temporary impairment losses	--	1,231
Net change in valuation of financial instruments carried at fair value	(256)	(1,908)
Principal repayments and maturities of securities—trading	4,554	9,394
Deferred taxes	--	35
Equity-based compensation	29	19
Increase in cash surrender value of bank-owned life insurance	(470)	(529)
Gain on sale of loans, excluding capitalized servicing rights	(694)	(692)
Loss on disposal of real estate held for sale and property and equipment, net	539	708
Provision for losses on loans and real estate held for sale	20,027	15,067
Origination of loans held for sale	(61,208)	(67,132)
Proceeds from sales of loans held for sale	63,207	67,231
Net change in:
Other assets	15,086	(326)
Other liabilities	(210)	408
Net cash provided from operating activities	36,141	25,561

INVESTING ACTIVITIES:
Purchases of securities available-for-sale	(64,730)	(5,022)
Principal repayments and maturities of securities available-for-sale	22,844	2,778
Proceeds from sales of securities available-for-sale	--	1,965
Purchases of securities held-to-maturity	(3,241)	--
Principal repayments and maturities of securities held-to-maturity	205	1,269
Principal repayments of loans, net	44,092	59,807
Purchases of loans and participating interest in loans	(68)	(12)
Purchases of property and equipment, net	(395)	(318)
Proceeds from sale of other repossessed assets and REO held for sale, net	17,335	9,078
Other	(51)	(40)
Net cash provided from investing activities	15,991	69,505

FINANCING ACTIVITIES:
Decrease in deposits, net	(50,550)	(15,772)
Repayment of FHLB advances	(32,800)	(127,502)
Increase (decrease) in other borrowings, net	(15,911)	400
Cash dividends paid	(2,682)	(1,767)
Cash proceeds from issuance of stock for stockholder reinvestment program	4,464	4,322
Net cash used by financing activities	(97,479)	(140,319)

NET DECREASE IN CASH AND DUE FROM BANKS	(45,347)	(45,253)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	361,652	323,005
CASH AND DUE FROM BANKS, END OF PERIOD	$316,305	$277,752

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$10,480	$18,868
Taxes received in cash	(13,078)	(561)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	14,939	28,218

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Banner Corporation (the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2011, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).

In the opinion of management, the accompanying unaudited Consolidated Statements of Financial Condition and related Consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Stockholders’ Equity and Cash Flows of Banner Corporation and its subsidiaries reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with U.S. Generally Accepted Accounting Principles (GAAP).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

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

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  Certain reclassifications have been made to the 2010 Consolidated Financial Statements and/or schedules to conform to the 2011 presentation.  These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial.  All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.  Interim results are not necessarily indicative of results for a full year.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Regulatory Actions:  On March 23, 2010, Banner Bank entered into a Memorandum of Understanding (Bank MOU) with the FDIC and Washington DFI.  Banner Corporation (the Company) also entered into a similar MOU with the Federal Reserve Bank of San Francisco on March 29, 2010 (FRB MOU).  Under the Bank MOU, Banner Bank is required, among other things, to develop and implement plans to reduce commercial real estate concentrations; to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 leverage capital to equal or exceed 10% of average assets.  In addition, Banner Bank is not permitted to pay cash dividends to Banner Corporation without prior approval from the FDIC and Washington DFI and the Company and Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  Further, the Company may not pay any dividends on common or preferred stock, pay interest or principal on the balance of its junior subordinated debentures or repurchase our common stock without the prior written non-objection of the Federal Reserve Bank.  See Item 1A, Risk Factors, “We are required to comply with the terms of memoranda of understanding that we have entered into with the FDIC and DFI and the Federal Reserve and lack of compliance could result in additional regulatory actions” in our Form 10-K for the year ended December 31, 2010.

Reverse stock split: On May 2, 2011 Banner Corporation announced that its Board of Directors had voted to proceed on a 1-for-7 reverse stock split to be effective June 1, 2011. The Company expects that the reverse stock split will take effect prior to the opening of the NASDAQ Global Select Market on June 1, 2011 and will be effective with respect to shareholders of record at the close of business on May 31, 2011 (the "Effective Time"). At the Effective Time of the reverse stock split, every seven shares of the Company's pre-split common shares will automatically be consolidated into one post-split share.

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

Banner intends to use a significant portion of the net proceeds from the offering to strengthen Banner Bank’s regulatory capital ratios in accordance with the Bank MOU and to support managed growth as economic conditions improve.  To that end, at March 31, 2011, the Company had invested a cumulative $110 million as additional paid-in common equity in Banner Bank.  As a result, the Tier 1 leverage capital of Banner Bank was 11.03% of average assets on March 31, 2011, compared to 10.84% at December 31, 2010.  The Company expects to use the remaining net proceeds for general working capital purposes, including additional capital investments in its subsidiary banks if appropriate.

Deferred Tax Asset Valuation Allowance:  The Company and the Banks file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under U.S. generally acceptable accounting principles (GAAP), a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.  While realization of the deferred tax asset is ultimately dependent on a return to profitability, which management believes is more likely than not, the guidance reflected in the accounting standard is significantly influenced by consideration of recent historical operating results.  During the third quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  This action caused our income tax expense to be $24.0 million for that period.  As a result, we recorded $18.0 million income tax expense for the year ended December 31, 2010.  No tax benefit or expense was recognized during the three months ended March 31, 2011.  See Note 12 of the Notes to the Consolidated Financial Statements for more information.

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU No. 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring.  This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption.  The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In July 2010, FASB issued Accounting Standards Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures.  Under the provisions of this ASU, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables.  The provisions of ASU No. 2010-20 are effective for periods ending after December 15, 2010, with the exception of the amendments to the rollforward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010.  Comparative disclosures are required only for periods ending subsequent to initial adoption.  This ASU was implemented for the period ended December 31, 2010 and did not have a material effect on the Company’s Consolidated Financial Statements.

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

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	March 31 2011	December 31 2010	March 31 2010

Interest-bearing deposits included in cash and due from banks	$271,924	$321,896	$236,629

U.S. Government and agency obligations	173,270	139,807	95,247

Municipal bonds:
Taxable	13,004	7,123	3,243
Tax exempt	80,131	75,509	69,287
Total municipal bonds	93,135	82,632	72,530

Corporate bonds	58,369	58,495	43,366

Mortgage-backed or related securities:
GNMA	22,275	23,732	17,514
FHLMC	23,375	26,952	40,106
FNMA	32,577	32,341	35,907
Private issuer	3,456	3,544	3,881
Total mortgage-backed or related securities	81,683	86,569	97,408

Equity securities (excludes FHLB stock)	506	190	381

Total securities	406,963	367,693	308,932

FHLB stock	37,371	37,371	37,371

	$716,258	$726,960	$582,932

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at March 31, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	March 31, 2011			December 31, 2010
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total

U.S. Government and agency obligations	$4,165	$4,330	4.7%	$4,167	$4,379	4.6%

Municipal bonds:
Taxable	632	637	0.7	682	693	0.7
Tax exempt	5,424	5,699	6.3	5,422	5,705	6.0
Total municipal bonds	6,056	6,336	7.0	6,104	6,398	6.7

Corporate bonds	63,559	34,808	38.3	63,581	34,724	36.4

Mortgage-backed or related securities:
FHLMC	14,622	15,288	16.8	16,554	17,347	18.2
FNMA	28,184	29,613	32.6	30,749	32,341	33.9
Total mortgage-backed or related securities	42,806	44,901	49.4	47,303	49,688	52.1

Equity securities	6,915	506	0.6	6,915	190	0.2

	$123,501	$90,881	100.0%	$128,070	$95,379	100.0%

There were no sales of securities—trading during the first three months of 2011 or 2010.  The Company did not recognize an OTTI charge on securities—trading during the first quarter of 2011.  However, in the first quarter of 2010, we recognized a $1.2 million OTTI charge on a corporate bond that is a single-issue trust preferred security.  At March 31, 2011, there was one single-issuer trust preferred security in our trading portfolio on nonaccrual status with an amortized cost of $4.3 million and an estimated fair value of $1.4 million.  This same security was on nonaccrual status as of December 31, 2010.

The amortized cost and estimated fair value of securities—trading at March 31, 2011 and December 31, 2010, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$2,763	$2,841	$1,762	$1,816
Due after one year through five years	1,546	1,620	2,549	2,668
Due after five years through ten years	19,701	20,545	20,442	21,328
Due after ten years through twenty years	15,139	15,737	16,234	16,840
Due after twenty years	77,437	49,632	80,168	52,537

	116,586	90,375	121,155	95,189

Equity securities	6,915	506	6,915	190

	$123,501	$90,881	$128,070	$95,379

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at March 31, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$169,491	$259	$(810)	$168,940	70.1%

Municipal bonds:
Taxable	6,824	--	(379)	6,445	2.7
Tax exempt	6,461	69	(39)	6,491	2.7
Total municipal bonds	13,285	69	(418)	12,936	5.4

Corporate bonds	22,299	15	(3)	22,311	9.3

Mortgage-backed or related securities:
FHLMC	7,830	257	--	8,087	3.4
FNMA	3,067	--	(103)	2,964	1.2
GNMA	21,244	1,052	(22)	22,274	9.2
Private issuer	3,265	191	--	3,456	1.4
Total mortgage-backed or related securities	35,406	1,500	(125)	36,781	15.2

	$240,481	$1,843	$(1,356)	$240,968	100.0%

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$135,770	$323	$(665)	$135,428	67.6%

Municipal bonds:
Taxable	800	--	(25)	775	0.4
Tax exempt	4,723	--	(102)	4,621	2.3
Total municipal bonds	5,523	--	(127)	5,396	2.7

Corporate bonds	22,536	--	(14)	22,522	11.2

Mortgage-backed or related securities:
FHLMC	9,314	291	--	9,605	4.8
GNMA	22,597	1,167	(32)	23,732	11.9
Private issuer	3,318	226	--	3,544	1.8
Total mortgage-backed or related securities	35,229	1,684	(32)	36,881	18.5

	$199,058	$2,007	$(838)	$200,227	100.0%

At March 31, 2011 and December 31, 2010, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$101,957	$(810)	$--	$--	$101,957	$(810)

Municipal bonds:
Taxable	6,445	(379)	--	--	6,445	(379)
Tax exempt	4,675	(39)	--	--	4,675	(39)
Total municipal bonds	11,120	(418)	--	--	11,120	(418)

Corporate bonds	4,705	(3)	--	--	4,705	(3)

Mortgage-backed or related securities	5,252	(125)	--	--	5,252	(125)

	$123,034	$(1,356)	$--	$--	$123,034	$(1,356)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$70,426	$(665)	$--	$--	$70,426	$(665)

Municipal bonds:
Taxable	775	(25)	--	--	775	(25)
Tax exempt	4,621	(102)	--	--	4,621	(102)
Total municipal bonds	5,396	(127)	--	--	5,396	(127)

Corporate bonds	17,604	(14)	--	--	17,604	(14)

Mortgage-backed or related securities	2,488	(32)	--	--	2,488	(32)

	$95,914	$(838)	$--	$--	$95,914	$(838)

There were no sales of securities—available-for-sale during the first quarter of 2011.  However, proceeds from the sale of one security during the first quarter of 2010 were $2.0 million.  There were no OTTI charges on securities—available-for-sale for the quarters ended March 31, 2011 and 2010.  At March 31, 2011, there were 23 securities—available-for-sale with unrealized losses, compared to 24 at December 31, 2010.  Management does not believe that any individual unrealized loss as of March 31, 2011 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available-for-sale at March 31, 2011 and December 31, 2010, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$47,456	$47,496	$55,135	$55,132
Due after one year through five years	148,513	147,799	107,356	106,916
Due after five years through ten years	12,173	11,855	1,338	1,298
Due after ten years through twenty years	3,265	3,457	3,318	3,544
Due after twenty years	29,074	30,361	31,911	33,337

	$240,481	$240,968	$199,058	$200,227

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at March 31, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$5,922	$58	$(25)	$5,955	7.6%
Tax exempt	67,942	2,859	(10)	70,791	90.8
Total municipal bonds	73,864	2,917	(35)	76,746	98.4

Corporate bonds	1,250	10	(17)	1,243	1.6

	$75,114	$2,927	$(52)	$77,989	100.0%

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total
Municipal bonds:
Taxable	$5,654	$68	$(71)	$5,651	7.6%
Tax exempt	65,183	1,952	(106)	67,029	90.7
Total municipal bonds	70,837	2,020	(177)	72,680	98.3

Corporate bonds	1,250	8	(22)	1,236	1.7

	$72,087	$2,028	$(199)	$73,916	100.0%

At March 31, 2011 and December 31, 2010, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$3,488	$(25)	$--	$--	$3,488	$(25)
Tax exempt	1,640	--	1,928	(10)	3,568	(10)
Total municipal bonds	5,128	(25)	1,928	(10)	7,056	(35)

Corporate bonds	--	--	483	(17)	483	(17)

	$5,128	$(25)	$2,411	$(27)	$7,539	$(52)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$3,443	$(71)	$--	$--	$3,443	$(71)
Tax exempt	13,301	(106)	--	--	13,301	(106)
Total municipal bonds	16,744	(177)	--	--	16,744	(177)

Corporate bonds	--	--	478	(22)	478	(22)

	$16,744	$(177)	$478	$(22)	$17,222	$(199)

There were no sales of securities—held-to-maturity during the quarters ended March 31, 2011 or 2010.  The Company did not recognize any OTTI charge on securities—held-to-maturity during the quarters ended March 31, 2011 or 2010.  As of March 31, 2011, there were two held-to-maturity non-rated corporate bonds issued by a housing authority on nonaccrual status each with an amortized cost of $250,000 and estimated fair value of $241,000.  Management expects to collect all amounts due for these securities.  There were seven securities—held-to-maturity with unrealized losses at March 31, 2011, compared to 13 at December 31, 2010.  Management does not believe that any individual unrealized loss as of March 31, 2011 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—held-to-maturity at March 31, 2011 and December 31, 2010, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$2,528	$2,566	$2,297	$2,342
Due after one year through five years	10,407	10,919	10,634	11,145
Due after five years through ten years	15,373	15,713	15,143	15,368
Due after ten years through twenty years	44,713	46,567	41,832	42,765
Due after twenty years	2,093	2,224	2,181	2,296

	$75,114	$77,989	$72,087	$73,916

The following table presents, as of March 31, 2011, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$111,617	$114,218
Interest rate swap counterparties	4,881	4,879
Retail repurchase transaction accounts	124,673	127,454
Other	4,271	4,402

Total pledged securities	$245,442	$250,953

Note 6:  FHLB STOCK

The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, we are required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  For the three months ended March 31, 2011 and 2010, we did not receive any dividend income on FHLB stock.  The Seattle FHLB announced that it had a risk-based capital deficiency as of December 31, 2008 under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  At March 31, 2011, the Company had recorded $37.4 million in FHLB stock, unchanged from December 31, 2010.  This stock is generally viewed as a long-term investment and is carried at par.  It does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Management periodically evaluates FHLB stock for impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  The Company has reviewed the financial statements of the FHLB and has concurred with its conclusion.  Accordingly, the Company has not recorded an impairment on its investment in FHLB stock.  However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities.  The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Note 7:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

We originate residential mortgage loans for both portfolio investment and sale in the secondary market.  At the time of origination, mortgage loans are designated as held for sale or held for investment.  Loans held for sale are stated at lower of cost or estimated market value determined on an aggregate basis.  Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  The Banks also originate construction, land and land development, commercial and multifamily real estate, commercial business, agricultural and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts and premiums.  Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

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

Some of the Company’s loans are reported as troubled debt restructurings (TDRs).  Loans are reported as restructured when the bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  As a result of these concessions, restructured loans are impaired as the bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  Loans identified as TDRs are accounted for in accordance with the Banks’ impaired loan accounting policies.

Loans receivable, including loans held for sale, at March 31, 2011, December 31, 2010 and March 31, 2010 are summarized as follows (dollars in thousands):

	March 31 2011		December 31 2010		March 31 2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Commercial real estate
Owner-occupied	$521,823	15.7%	$515,093	15.1%	$515,542	14.0%
Investment properties	564,337	17.0	550,610	16.2	557,134	15.1
Multifamily real estate	147,569	4.4	134,634	4.0	147,659	4.0
Commercial construction	26,580	0.8	62,707	1.8	83,879	2.3
Multifamily construction	19,694	0.6	27,394	0.8	61,924	1.7
One- to four-family construction	151,015	4.6	153,383	4.5	213,438	5.8
Land and land development
Residential	147,913	4.4	167,764	4.9	256,607	7.0
Commercial	30,539	0.9	32,386	1.0	48,194	1.3
Commercial business	577,128	17.4	585,457	17.2	616,396	16.7
Agricultural business, including secured by farmland	188,756	5.7	204,968	6.0	187,207	5.1
One- to four-family real estate	665,396	20.0	682,924	20.1	697,565	18.9

Consumer	104,129	3.1	99,761	2.9	109,092	3.0
Consumer secured by one- to four-family	181,201	5.4	186,036	5.5	194,220	5.1
Total consumer	285,330	8.5	285,797	8.4	303,312	8.1

Total loans outstanding	3,326,080	100.0%	3,403,117	100.0%	3,688,857	100.0%

Less allowance for loan losses	(97,632)		(97,401)		(95,733)

Net loans	$3,228,448		$3,305,716		$3,593,124

Loan amounts are net of unearned, unamortized loan fees (and costs) of approximately $11 million at both March 31, 2011 and December 31, 2010.

The Company’s loans by geographic concentration at March 31, 2011 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate
Owner-occupied	$401,610	$65,803	$51,014	$3,396	$521,823
Investment properties	412,223	103,692	42,377	6,045	564,337
Multifamily real estate	119,984	17,308	9,788	489	147,569
Commercial construction	16,253	1,152	9,175	--	26,580
Multifamily construction	11,652	8,042	--	--	19,694
One- to four-family construction	74,942	72,533	3,540	--	151,015
Land and land development
Residential	79,627	57,137	11,149	--	147,913
Commercial	26,176	1,356	3,007	--	30,539
Commercial business	390,439	108,587	64,624	13,478	577,128
Agricultural business, including secured by farmland	100,560	36,410	51,778	8	188,756
One- to four-family real estate	426,549	207,273	29,235	2,339	665,396

Consumer	75,562	22,534	6,033	--	104,129
Consumer secured by one- to four-family	125,231	43,001	12,471	498	181,201
Total consumer	200,793	65,535	18,504	498	285,330

Total loans	$2,260,808	$744,828	$294,191	$26,253	$3,326,080

Percent of total loans	68.0%	22.4%	8.8%	0.8%	100.0%

The geographic concentrations of Banner’s land and land development loans by state at March 31, 2011 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$37,910	$33,985	$4,235	$76,130
Improved land and lots	26,775	17,334	950	45,059
Unimproved land	14,942	5,818	5,964	26,724

Commercial and industrial:
Acquisition and development	4,402	--	560	4,962
Improved land and lots	9,456	--	--	9,456
Unimproved land	12,318	1,356	2,447	16,121

Total land and land development loans	$105,803	$58,493	$14,156	$178,452

Percent of land and land development loans	59.3%	32.8%	7.9%	100.0%

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, at March 31, 2011, December 31, 2010 and March 31, 2010 were as follows (in thousands):

	March 31 2011	December 31 2010	March 31 2010
Fixed-rate (term to maturity):
Due in one year or less	$187,493	$214,625	$187,373
Due after one year through three years	240,526	232,412	203,602
Due after three years through five years	188,126	173,533	233,299
Due after five years through ten years	132,917	119,108	130,261
Due after ten years	523,830	530,548	548,973

Total fixed-rate loans	1,272,892	1,270,226	1,303,508

Adjustable-rate (term to rate adjustment):
Due in one year or less	1,247,147	1,311,679	1,496,376
Due after one year through three years	428,897	428,910	438,413
Due after three years through five years	342,542	356,241	406,687
Due after five years through ten years	34,602	36,061	42,663
Due after ten years	--	--	1,210

Total adjustable-rate loans	2,053,188	2,132,891	2,385,349

Total loans	$3,326,080	$3,403,117	$3,688,857

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to various prime (The Wall Street Journal) or LIBOR rates, One to Five Year Constant Maturity Treasury Indices or FHLB borrowing rates.  Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that primarily have been utilized to fund these loans.

Impaired Loans and the Allowance for Loan Losses.  A loan is considered impaired when, based on current information and circumstances, the Company determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are comprised of loans on nonaccrual, troubled debt restructurings (TDRs) and loans that are 90 days or more past due, but are still on accrual.

The amount of impaired loans and the related allocated reserve for loan losses as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate	$24,804	$1,999	$26,616	$2,290
Construction and land	67,163	5,925	75,734	6,541
Commercial business	17,888	4,203	26,953	5,388
One- to four-family residential	16,571	425	16,869	23
Consumer	4,655	1,773	2,332	84
Total nonaccrual loans	131,081	12,565	148,504	14,326

Past due and still accruing	617	2	2,985	7
TDRs	60,968	4,514	60,115	4,054

Total impaired loans	$192,666	$17,081	$211,604	$18,387

As of March 31, 2011, the Company had additional commitments to advance funds up to an amount of $768,000 related to impaired loans.

The following table provides additional information on impaired loans with and without specific allowance reserves as of March 31, 2011 and December 31, 2010 (in thousands):

	At or For the Three Months Ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Without a specific allowance reserve (1)
Commercial real estate	$6,125	$6,125	$580	$6,173	$51
Construction and land	10,178	11,158	2,001	10,507	99
Commercial business	7,038	7,723	1,584	7,217	73
One- to four-family residential	28,727	29,374	134	29,503	299
Consumer	1,143	657	14	659	5

	53,211	55,037	4,313	54,059	527

With a specific allowance reserve (2)
Commercial real estate	$28,509	$30,047	$2,053	$29,838	$206
Construction and land	76,430	108,628	7,419	93,963	236
Commercial business	11,701	19,522	2,752	13,072	85
One- to four-family residential	19,108	23,296	544	22,359	171
Consumer	3,707	640	--	641	--

	139,455	182,133	12,768	159,873	698

Total
Commercial real estate	$34,634	$36,172	$2,633	$36,011	$257
Construction and land	86,608	119,786	9,420	104,470	335
Commercial business	18,739	27,245	4,336	20,289	158
One- to four-family residential	47,835	52,670	678	51,862	470
Consumer	4,850	1,297	14	1,300	5

	$192,666	$237,170	$17,081	$213,932	$1,225

	At or For the Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Without a specific allowance reserve (1)
Commercial real estate	$5,209	$5,634	$662	$5,301	$36
Construction and land	9,758	10,237	1,955	10,595	267
Commercial business	8,033	8,476	1,063	8,703	173
One- to four-family residential	31,094	31,121	122	31,620	1,069
Consumer	252	252	4	260	1

	54,346	55,720	3,806	56,479	1,546

With a specific allowance reserve (2)
Commercial real estate	$27,855	$29,519	$2,375	$29,411	$157
Construction and land	88,065	117,152	7,275	125,153	936
Commercial business	19,591	28,158	4,395	25,772	--
One- to four-family residential	20,736	21,791	536	22,287	396
Consumer	1,011	1,011	--	975	--

	157,258	197,631	14,581	203,598	1,489

Total
Commercial real estate	$33,064	$35,153	$3,037	$34,712	$193
Construction and land	97,823	127,389	9,230	135,748	1,203
Commercial business	27,624	36,634	5,458	34,475	173
One- to four-family residential	51,830	52,912	658	53,907	1,465
Consumer	1,263	1,263	4	1,235	1

	$211,604	$253,351	$18,387	$260,077	$3,035

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals to establish realizable value.  These analyses may identify a specific impairment amount needed or may conclude that no reserve is needed.  Any specific impairment that is identified is included in the category’s Related Allowance column.

Credit Quality Indicators:  To appropriately and effectively manage the ongoing credit quality of the Company’s loan portfolio, management has implemented a risk-rating or loan grading system for its loans.  The system is a tool to evaluate portfolio asset quality throughout each applicable loan’s life as an asset of the Company.  Generally, loans and leases are risk rated on an aggregate borrower/relationship basis with individual loans sharing similar ratings.  There are some instances when specific situations relating to individual loans will provide the basis for different risk ratings within the aggregate relationship.  Loans are graded on a scale of 1 to 9.  For a description of the general characteristics of these categories, please refer to Note 6 of the Notes to the Consolidated Financial Statements in our December 31, 2010 Form 10-K.

The following table shows Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristic as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Commercial Real Estate and Multifamily	Construction and Land	Commercial Business	One- to Four- Family Residential	Consumer	Total Loans

Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,081,368	$294,575	$665,010	$594,055	$280,633	$2,915,641
Special mention	51,417	5,175	39,397	1,186	--	97,175
Substandard	100,944	75,991	60,154	70,155	4,697	311,941
Doubtful	--	--	1,323	--	--	1,323
Loss	--	--	--	--	--	--

Total loans	$1,233,729	$375,741	$765,884	$665,396	$285,330	$3,326,080

Performing loans	$1,208,925	$308,578	$747,982	$648,264	$280,633	$3,194,382
Non-performing loans	24,804	67,163	17,902	17,132	4,697	131,698

Total loans	$1,233,729	$375,741	$765,884	$665,396	$285,330	$3,326,080

	December 31, 2010
	Commercial Real Estate and Multifamily	Construction and Land	Commercial Business	One- to Four-Family Residential	Consumer	Total Loans

Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,052,139	$293,915	$697,417	$628,356	$283,435	$2,955,262
Special mention	52,498	12,231	34,410	3,918	--	103,057
Substandard	95,700	137,488	57,565	50,650	2,362	343,765
Doubtful	--	--	1,033	--	--	1,033
Loss	--	--	--	--	--	--

Total loans	$1,200,337	$443,634	$790,425	$682,924	$285,797	$3,403,117

Performing loans	$1,173,721	$367,900	$763,472	$663,100	$283,435	$3,251,628
Non-performing loans	26,616	75,734	26,953	19,824	2,362	151,489

Total loans	$1,200,337	$443,634	$790,425	$682,924	$285,797	$3,403,117

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one-to four-family residential loans and in the commercial business category at March 31, 2011, $51 million of scored business loans.  As loans in these pools become non-performing, they are individually risk-rated.

The following table provides additional detail on delinquency aging of Banner’s loans, including delinquent loans on accrual and on non-accrual status as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing

Commercial and multifamily real estate	$6,246	$2,804	$23,933	$32,983	$1,200,746	$1,233,729	$--
Construction and land	5,520	3,778	48,788	58,086	317,655	375,741	--
Commercial business, including agricultural not secured by land	3,220	2,314	14,349	19,883	746,001	765,884	14
One-to four-family residential	3,266	3,508	11,447	18,221	647,175	665,396	561
Consumer	683	238	1,175	2,096	283,234	285,330	42

Total	$18,935	$12,642	$99,692	$131,269	$3,194,811	$3,326,080	$617

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing

Commercial and multifamily real estate	$7,847	$8,753	$21,913	$38,513	$1,161,824	$1,200,337	$--
Construction and land	6,148	1,846	54,460	62,454	381,180	443,634	--
Commercial business, including agricultural not secured by land	4,453	4,508	17,658	26,619	763,806	790,425	--
One-to four-family residential	951	6,119	17,106	24,176	658,748	682,924	2,955
Consumer	1,535	1,006	1,554	4,095	281,702	285,797	30

Total	$20,934	$22,232	$112,691	$155,857	$3,247,260	$3,403,117	$2,985

The following table provides additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment as of March 31, 2011 and December 31, 2010 (in thousands):

	At or For the Three Months Ended March 31, 2011
	Commercial Real Estate and Multifamily	Construction and Land	Commercial Business	One- to Four-Family Residential	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$15,742	$33,121	$26,391	$5,829	$1,794	$14,524	$97,401
Provision for loan losses	3,600	7,727	(486)	4,477	(58)	1,740	17,000
Recoveries	--	35	81	52	78	--	246
Charge-offs	(1,416)	(10,537)	(2,491)	(2,209)	(362)	--	(17,015)

Ending balance	$17,926	$30,346	$23,495	$8,149	$1,452	$16,264	$97,632

Allowance individually evaluated for impairment	$2,053	$7,419	$2,752	$544	$--	$--	$12,768
Allowance collectively evaluated for impairment	15,873	22,927	20,743	7,605	1,452	16,264	84,864

Total allowance for loan losses	$17,926	$30,346	$23,495	$8,149	$1,452	$16,264	$97,632

Loan balances:
Loans individually evaluated for impairment	$28,509	$76,430	$11,701	$19,108	$3,707	n/a	$139,455
Loans collectively evaluated for impairment	1,205,220	299,311	754,183	646,288	281,623	n/a	3,186,625

Total loans	$1,233,729	$375,741	$765,884	$665,396	$285,330	n/a	$3,326,080

	At or For the Three Months Ended March 31, 2010
	Commercial Real Estate and Multifamily	Construction and Land	Commercial Business	One- to Four-Family Residential	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$8,368	$45,209	$22,973	$2,912	$1,809	$13,998	$95,269
Provision for loan losses	2,075	6,206	6,002	2,296	585	(3,164)	14,000
Recoveries	--	387	1,290	--	59	--	1,736
Charge-offs	(92)	(7,724)	(4,786)	(2,115)	(555)	--	(15,272)

Ending balance	$10,351	$44,078	$25,479	$3,093	$1,898	$10,834	$95,733

Allowance individually evaluated for impairment	$3,198	$8,098	$4,461	$511	$--	$--	$16,268
Allowance collectively evaluated for impairment	7,153	35,980	21,018	2,582	1,898	10,834	79,465

Total allowance for loan losses	$10,351	$44,078	$25,479	$3,093	$1,898	$10,834	$95,733

Loan balances:
Loans individually evaluated for impairment	$20,193	$114,962	$23,670	$15,447	$323	n/a	$174,595
Loans collectively evaluated for impairment	1,200,142	549,080	779,933	682,118	302,989	n/a	3,514,262

Total loans	$1,220,335	$664,042	$803,603	$697,565	$303,312	n/a	$3,403,117

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in real estate owned (REO), net of valuation adjustments, for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31
	2011	2010

Balance, beginning of the period	$100,872	$77,743

Additions from loan foreclosures	14,916	27,327
Additions from capitalized costs	1,615	1,136
Dispositions of REO	(18,894)	(9,879)
Gain (loss) on sale of REO	(537)	(737)
Valuation adjustments in the period	(3,027)	(516)

Balance, end of the period	$94,945	$95,074

The following table shows REO by type and geographic location by state as of March 31, 2011 (in thousands):

	Washington	Oregon	Idaho	Total

Commercial real estate	$15,182	$--	$477	$15,659
One- to four-family construction	472	2,088	--	2,560
Land development- commercial	3,875	6,065	200	10,140
Land development- residential	18,591	19,141	5,241	42,973
Agricultural land	--	256	1,205	1,461
One- to four-family real estate	10,115	8,012	4,025	22,152

Balance, end of period	$48,235	$35,562	$11,148	$94,945

REO properties are recorded at the lower of the Company’s investment or the fair market value of the property, less expected selling costs.  REO properties are reviewed periodically to determine if valuation allowances are necessary.  These valuation allowances are generally based on updated appraisals of the underlying properties.  Further, management may direct a reduction of the selling price of a property which may result in an additional valuation allowance.

Note 9:  OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Other Intangible Assets:  At March 31, 2011, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

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

The following table summarizes the changes in the Company’s core deposit intangibles and other intangibles for the three months ended March 31, 2011 and the year ended December 31, 2010 (in thousands):

	Core Deposit Intangibles	Other	Total

Balance, December 31, 2010	$8,598	$11	$8,609
Amortization	(597)	(1)	(598)
Impairment write-off	--	--	--

Balance, March 31, 2011	$8,001	$10	$8,011

	Core Deposit Intangibles	Other	Total

Balance, December 31, 2009	$11,057	$13	$11,070
Amortization	(2,459)	(2)	(2,461)
Impairment write-off	--	--	--

Balance, December 31, 2010	$8,598	$11	$8,609

Estimated annual amortization expense with respect to existing intangibles as of March 31, 2011 is as follows (in thousands):

Year Ended	Core Deposit Intangibles	Other	Total

December 31, 2011	$2,276	$2	$2,278
December 31, 2012	2,092	2	2,094
December 31, 2013	1,908	2	1,910
December 31, 2014	1,724	2	1,726
Thereafter	598	3	601

	$8,598	$11	$8,609

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the first three months of 2011 and during all of 2010, the Company did not record an impairment charge.  Loans serviced for others totaled $718 million and $705 million at March 31, 2011 and December 31, 2010, respectively.  Custodial accounts maintained in connection with this servicing totaled $3 million and $6 million at March 31, 2011 and December 31, 2010, respectively.

An analysis of our mortgage servicing rights for the three months ended March 31, 2011 and 2010 is presented below (in thousands):

	Three Months Ended March 31
	2011	2010

Balance, beginning of the period	$5,441	$5,703

Amounts capitalized	268	256
Amortization (1)	(389)	(397)
Valuation adjustments in the period	--	--

Balance, end of the period	$5,320	$5,562

(1) Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

Note 10:  DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Deposits consisted of the following at March 31, 2011, December 31, 2010 and March 31, 2010 (dollars in thousands):

	March 31 2011		December 31 2010		March 31 2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$622,759	17.6%	$600,457	16.7%	$549,291	14.3%
Interest-bearing checking	361,430	10.2	357,702	10.0	366,786	9.5
Regular savings accounts	648,520	18.3	616,512	17.2	577,704	15.0
Money market accounts	449,945	12.7	459,034	12.8	459,811	11.9
Total transaction and saving accounts	2,082,654	58.8	2,033,705	56.7	1,953,592	50.7

Certificates which mature or reprice:
Within 1 year	1,143,348	32.3	1,185,405	33.0	1,597,519	41.5
After 1 year, but within 3 years	254,039	7.2	314,532	8.7	260,729	6.8
After 3 years	60,607	1.7	57,556	1.6	37,938	1.0
Total certificate accounts	1,457,994	41.2	1,557,493	43.3	1,896,186	49.3

Total deposits	$3,540,648	100.0%	$3,591,198	100.0%	$3,849,778	100.0%

Included in total deposits:
Public fund transaction accounts	$62,873	1.8%	$64,482	1.8%	$80,942	2.1%
Public fund interest-bearing certificates	67,527	1.9	81,809	2.3	82,362	2.1
Total public deposits	$130,400	3.7%	$146,291	4.1%	$163,304	4.2%

Total brokered deposits	$92,940	2.6%	$102,984	2.9%	$150,577	3.9%

The following table presents the geographic concentration of deposits at March 31, 2011 (in thousands):

	Washington	Oregon	Idaho	Total

Total deposits	$2,699,341	$610,340	$230,967	$3,540,648

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

The following table presents customer repurchase agreement balances as of March 31, 2011, December 31, 2010 and March 31, 2010 (in thousands):

	March 31 2011	December 31 2010	March 31 2010

Retail repurchase agreements	$109,227	$125,140	$126,954

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

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  This has been particularly true for Banner’s TRUP CDO securities.  As of March 31, 2011, Banner owned $32 million in current par value of these securities, exclusive of those securities Banner elected to write-off completely.  The market for these securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are still very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at March 31, 2011 and December 31, 2010:

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

Where appropriate, management reviewed the valuation methodology and assumptions used by the independent third party providers, determined that with respect to performing securities the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements.  However, beginning with the quarter ended June 30, 2009 and continuing through the current quarter, for two securities for which Banner currently is not receiving any cash payments, management elected to override the third party fair value estimates and to reflect the fair value of these securities at zero, resulting in an OTTI charge recognized in previous periods.

At March 31, 2011, Banner also directly owned approximately $18 million in current par value of TPS securities issued by three individual financial institutions for which no market data or independent valuation source is available.  Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values.  Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions.  Since these three TPS securities are also concentrated in the financial institutions sector, which continues to be under significant pricing pressure at March 31, 2011, management applied credit factors to differentiate these issues based upon its judgment of the risk profile of the various issuers.  These credit factors were then incorporated into the model at March 31, 2011, and discount rates equal to three-month LIBOR plus 600 to 900 basis points were used to calculate the respective fair values of these securities.  At March 31, 2011, Banner also has one TPS security with a par value of $5 million that is not actively traded, but for which more market data is available, permitting a Level 2 fair value measurement.  All levels are reviewed annually for appropriateness.

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

•
The fair valuations of junior subordinated debentures (TPS debt that the Company has issued) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that the Company would elect early redemption.  The majority, $98 million, of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  The remaining $26 million issue has a current interest rate of 6.56%, which is fixed until December 15, 2011 and then resets quarterly to equal three-month LIBOR plus a spread of 1.62%.  In valuing the debentures at March 31, 2011, management evaluated discounted cash flows to maturity and for the discount rate used the March 31, 2011 three-month LIBOR plus 800 basis points, which resulted in a $30,000 increase in fair value during the first quarter of 2011.  While the quarterly reset of the index on this debt would seemingly keep it close to market values, the.

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--	$168,940	$--	$168,940
Municipal bonds	--	12,936		12,936
Corporate bonds	--	22,311	--	22,311
Mortgage-backed securities	--	36,781	--	36,781
	--	240,968	--	240,968
Securities—trading
U.S. Government and agency	--	4,330	--	4,330
Municipal bonds	--	6,336	--	6,336
TPS and TRUP CDOs	--	5,138	29,670	34,808
Mortgage-backed securities	--	44,901	--	44,901
Equity securities and other	--	506	--	506
	--	61,211	29,670	90,881

	$--	$302,179	$29,670	$331,849

Liabilities
Advances from FHLB at fair value	$--	$10,567	$--	$10,567
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	--	48,395	48,395

	$--	$10,567	$48,395	$58,962

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--	$135,428	$--	$135,428
Municipal bonds	--	5,396		5,396
Corporate bonds	--	22,522	--	22,522
Mortgage-backed securities	--	36,881	--	36,881
	--	200,227	--	200,227
Securities—trading
U.S. Government and agency	--	4,379	--	4,379
Municipal bonds	--	6,398	--	6,398
TPS and TRUP CDOs	--	5,063	29,661	34,724
Mortgage-backed securities	--	49,688	--	49,688
Equity securities and other	--	190	--	190
	--	65,718	29,661	95,379

	$--	$265,945	$29,661	$295,606

Liabilities
Advances from FHLB at fair value	$--	$43,523	$--	$43,523
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	--	48,425	48,425

	$--	$43,523	$48,425	$91,948

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31, 2011 Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2010	$29,661	$48,425

Total gains or losses recognized
Assets gains (losses), including OTTI	9	--
Liabilities (gains) losses	--	(30)
Purchases, issuances and settlements	--	--
Transfers in and/or out of Level 3	--	--

Ending balance at March 31, 2011	$29,670	$48,395

	Three Months Ended March 31, 2010 Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2009	$30,192	$47,694

Total gains or losses recognized
Assets gains (losses), including OTTI	(126)	--
Liabilities (gains) losses	--	453
Purchases, issuances and settlements	--	--
Transfers in and/or out of Level 3	--	--

Ending balance at March 31, 2010	$30,066	$48,147

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

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded.  These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan.  If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount.  The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology.  As of March 31, 2011, the Company reviewed all of its classified loans totaling $313 million and identified $193 million which were considered impaired.  Of those $193 million in impaired loans, $139 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established.  The $139 million had original carrying values of $182 million which have been reduced by partial write-downs totaling $43 million.  In addition to these write-downs, in order to bring the impaired loan balances to fair value, Banner also established $15 million in specific reserves on these impaired loans.  Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $53 million and were found to require allowances totaling $4 million.  The $53 million evaluated for reserve purposes within homogeneous pools included $30 million of TDRs which are currently performing according to their restructured terms.  The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO at fair value on a non-recurring basis.  REO properties are recorded at the lower of the Company’s investment or the fair market value of the property, less expected selling costs.  REO properties are reviewed periodically to determine if valuation allowances are necessary.  These valuation allowances are generally based on updated appraisals of the underlying properties.  Further, management may direct a reduction of the selling price of a property which may result in an additional valuation allowance.  Banner considers any valuation inputs related to REO to be Level 3 inputs.  During the three months ended March 31, 2011, Banner recognized $3.0 million of impairment charges related to these types of assets, compared to $516,000 during the first three months of 2010.

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

The following tables present the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the ASC 820 fair value hierarchy of the fair value measurements for those assets at March 31, 2011 and December 31, 2010 (in thousands):

	At or For the Three Months Ended March 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period

Impaired loans	$73,698	$--	$--	$73,698	$(10,573)
REO	94,945	--	--	94,945	(5,203)

	At or For the Year Ended December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period

Impaired loans	$75,827	$--	$--	$75,827	$(34,140)
REO	100,872	--	--	100,872	(18,029)

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010, whether or not recognized or recorded in the consolidated balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$316,305	$316,305	$361,652	$361,652
Securities—trading	90,881	90,881	95,379	95,379
Securities—available-for-sale	240,968	240,968	200,227	200,227
Securities—held-to-maturity	75,114	77,989	72,087	73,916
Loans receivable held for sale	1,493	1,520	3,492	3,537
Loans receivable	3,226,955	3,196,250	3,302,224	3,227,429
FHLB stock	37,371	37,371	37,371	37,371
Bank-owned life insurance	57,123	57,123	56,653	56,653
Mortgage servicing rights	5,320	5,320	5,441	5,441

Liabilities:
Demand, NOW and money market accounts	1,434,134	1,329,983	1,417,193	1,317,022
Regular savings	648,520	600,441	616,512	572,356
Certificates of deposit	1,457,994	1,460,741	1,557,493	1,562,850
FHLB advances at fair value	10,567	10,567	43,523	43,523
Junior subordinated debentures at fair value	48,395	48,395	48,425	48,425
Other borrowings	159,902	159,902	175,813	175,813

Off-balance-sheet financial instruments:
Commitments to originate loans	31	31	310	310
Commitments to sell loans	(31)	(31)	(310)	(310)

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

 Commitments:  Commitments to sell loans with notional balances of $28 million and $31 million at March 31, 2011 and December 31, 2010, respectively, have a carrying value of $31,000 and $310,000, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $28 million and $31 million at March 31, 2011 and December 31, 2010, respectively, have a carrying value of ($31,000) and ($310,000).  The fair value of commitments to sell loans and of interest rate locks reflect changes in the level of market interest rates from the date of the commitment or rate lock to the date of the Company’s financial statements.  Other commitments to fund loans totaled $786 million and $738 million at March 31, 2011 and December 31, 2010, respectively, and have no carrying value at both dates, representing the cost of such commitments.  There were no commitments to purchase or sell securities at March 31, 2011 or December 31, 2010.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 12:  INCOME TAXES AND DEFERRED TAXES

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax asset as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31	December 31
	2011	2010
Deferred tax assets:
REO and loan loss reserves	$40,628	$40,652
Deferred compensation	6,546	6,765
Net operating loss carryforward	24,920	21,161
Low income housing tax credits	3,319	3,319
Other	--	--
Total deferred tax assets	75,413	71,897

Deferred tax liabilities:
FHLB stock dividends	(6,230)	(6,230)
Depreciation	(4,405)	(4,405)
Deferred loan fees, servicing rights and loan origination costs	(4,602)	(4,646)
Intangibles	(2,832)	(3,041)
Financial instruments accounted for under fair value accounting	(17,076)	(16,983)
Other	(197)	--
Total deferred tax liabilities	(35,342)	(35,305)

Deferred income tax asset	40,071	36,592

Unrealized gain on securities available-for-sale	(175)	(421)

Valuation allowance	(39,896)	(36,171)

Deferred tax asset, net	$--	$--

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making this assessment.  Based on available evidence, management believes it is not more likely than not that the net deferred tax assets as of March 31, 2011 will be realized in the future.  The valuation allowance increased to $39.9 million during the first quarter of 2011 from $36.2 million at December 31, 2010.

At December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $56.1 million and $21.5 million, respectively, which will expire, if unused, by the end of 2030.  The Company also has federal and state tax credit carryforwards of $3.3 million and $410,000, respectively, which will expire, if unused, by the end of 2030.

Retained earnings at March 31, 2011 and December 31, 2010 include approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recognized.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate.  Based on current corporate tax rates, this amount would be approximately $1.9 million at March 31, 2011.

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended March 31
	2011	2010

Net income (loss)	$(7,842)	$(1,517)

Preferred stock dividend accrual	1,550	1,550
Preferred stock discount accretion	426	398

Net income (loss) available to common shareholders	$(9,818)	$(3,465)

Basic weighted average shares outstanding	113,901	22,132
Plus MRP, common stock option and common stock warrants considered outstanding for diluted EPS	--	2
Less dilutive shares not included as they are anti-dilutive for calculations of loss per share	--	(2)
	113,901	22,132

Earnings (loss) per common share
Basic	$(0.09)	$(0.16)
Diluted	$(0.09)	$(0.16)

Options to purchase an additional 428,572 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.  Also, as of March 31, 2011, the warrant issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to 1,707,989 shares of common stock was not included in the computation of diluted EPS because the exercise price of the warrant was greater than the average market price of common shares.

Note 14:  STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders:  the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan, the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).  In addition, during 2006 the Board of Directors approved the Banner Corporation Long-Term Incentive Plan, an account-based benefit plan which for reporting purposes is considered a stock appreciation rights plan.

MRP and Restricted Stock Grants.  Under the MRP, the Company was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees.  On July 26, 2006, this plan expired with 522,660 shares having been granted and no additional shares eligible to be granted.  Shares granted under the MRP vested ratably over a five-year period from the date of grant.  The Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 reflect expense accruals of $0 and $3,000, respectively, for these grant awards.  The fair values of the MRP stock grants were equal to their intrinsic value on the date of grant.  As of March 31, 2011, there was no unrecognized compensation expense related to the MRP.

The Company granted 115,955 shares of restricted common stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Bank and the Company on August 22, 2010.  The restricted shares were granted to Mr. Grescovich in accordance with his employment agreement, which, as an inducement material to his joining the Company and Banner Bank, provided for the granting of restricted shares on the six-month anniversary of the effective date of the agreement.  The shares vest in one-third annual increments over the next three years.  The expense associated with this restricted stock was $21,000 during the quarter ended March 31, 2011.  Unrecognized compensation expense for this award as of March 31, 2011 was $201,000 and will be amortized over the next 29 months.

Stock Options.  Under the SOPs, Banner reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees.  Authority to grant additional options under the 1996 Stock Option Plan terminated on July 26, 2006.  Authority to grant additional options under the 1998 Stock Option Plan terminated on July 24, 2008 with all options having been granted.  As of March 31, 2011, there were 66,545 options eligible for grants under the 2001 plan.  The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant.  Options granted vest at a rate of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

During the quarters ended March 31, 2011 and 2010, the Company did not grant any stock options.  Additionally, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.  Stock-based compensation costs related to the SOPs were $53,000 and $265,000 for the quarters ended March 31, 2011 and 2010, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

The Company had $24,000 of total unrecognized compensation costs related to stock options at March 31, 2011 that are expected to be recognized over a remaining period of 1.3 years.  During the quarter ended March 31, 2011, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus for some grants the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.  The Company recognized compensation expense of $22,000 and $137,000, respectively, for the three months ended March 31, 2011 and 2010 related to the increase in the fair value of SARs and additional vesting during the periods.  At March 31, 2011, the aggregate liability related to SARs was $609,000 and is included in deferred compensation.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  As of March 31, 2011, outstanding commitments for which no liability has been recorded consisted of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$88,725
Revolving open-end lines secured by one-to four- family residential properties	120,066
Credit card lines	65,553
Other, primarily business and agricultural loans	476,773
Real estate secured by one- to four-family residential properties	27,517
Standby letters of credit and financial guarantees	7,827

Total commitments	$786,461

Commitments to sell loans secured by one- to four-family residential properties	$27,517

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

Information pertaining to outstanding interest rate swaps at March 31, 2011 and December 31, 2010 follows (dollars in thousands):

	March 31 2011	December 31 2010

Notional amount	$19,101	$19,213
Weighted average pay rate	5.36%	5.36%
Weighted average receive rate	0.26%	0.26%
Weighted average maturity in years	6.7	6.9
Unrealized gain relating to interest rate swaps	$2,656	$2,796

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2011, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of March 31, 2011, we had total consolidated assets of $4.3 billion, total loans of $3.3 billion, total deposits of $3.5 billion and total stockholders’ equity of $505 million.

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

Weak economic conditions and strains in the financial and housing markets which first surfaced in late 2007 accelerated throughout 2008 and generally continued into the present, have presented an unusually challenging environment for banks.  For Banner Corporation, this has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our previous historical experience and has also affected our net interest income and other operating revenues and expenses.  As a result of these continuing factors, for the quarter ended March 31, 2011, we had a net loss of $7.8 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss to common shareholders of $9.8 million, or ($0.09) per diluted share, compared to a net loss to common shareholders of $3.5 million, or ($0.16) per diluted share, for the quarter ended March 31, 2010.  Although there have been indications that economic conditions are improving, the pace of recovery has been modest and uneven and ongoing stress in the economy has been the most significant challenge impacting our recent operating results.  As a result, like most financial institutions, our future operating results will be significantly affected by the course of recovery from the recessionary downturn.  We believe that maintaining our focus on improving our risk profile by aggressively managing our problem assets will lead to improved results in future periods.

Our provision for loan losses was $17.0 million for the quarter ended March 31, 2011, compared to $20.0 million in the prior quarter and $14.0 million recorded for the same period a year earlier.  While reduced from the immediately preceding quarter, the still significant provision for loan losses in the current quarter reflects continuing material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  For most of the recent three-year period, housing markets remained weak in many of our primary service areas, resulting in elevated levels of delinquencies and non-performing assets and deterioration in property values, particularly for residential land and building lots, and the resultant need to provide for realized and anticipated losses.  By contrast, other non-housing related segments of our loan portfolio, while showing some signs of stress, have performed as expected with only normal levels of credit problems given the serious economic slowdown.  Since the second quarter of 2008, the higher than historical provision for loan losses has been the most significant factor affecting our operating results; however, we are encouraged by the continuing reduction in our exposure to residential construction, land and land development loans and the recent slowdown in the surfacing of new problem assets.  Looking forward we anticipate our credit costs, although still elevated by historical standards, will have less of an adverse effect on our earnings during the remaining quarters of 2011 as problem asset resolutions continue to progress.  (See Note 7, Loans and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased by $1.9 million for the quarter ended March 31, 2011 to $40.1 million compared to $38.2 million for the same quarter one year earlier, primarily as a result of expansion of our interest spread and net interest margin due to a lower cost of funds.  Our net interest margin improved meaningfully during all of 2010 and in the first quarter of 2011 as rapidly declining interest expense on deposits contributed to significantly lower funding costs.  This trend to lower funding costs and the resulting increase in the net interest margin was driven by significant changes in our deposit mix and pricing and represents an important improvement in our core operating fundamentals, which should provide a solid base to build upon as the economy recovers.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, gains and losses on the sale of loans and securities, non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value (see Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement) and in certain periods by other-than-temporary impairment (OTTI) charges on investment securities.  For the quarter ended March 31, 2011, we recorded a modest gain of $256,000 in fair value adjustments.  During the same period a year earlier, we recognized $1.9 million in fair value gains, which was significantly offset by OTTI charges of $1.2 million.

Other operating income, excluding the fair value adjustments and OTTI losses was, $7.0 million for the quarter ended March 31, 2011,  nearly unchanged from the same period one year earlier.  However, revenues (net interest income before the provision for loan losses plus other operating income), excluding fair value adjustments and OTTI losses, increased $1.8 million to $47.0 million for the quarter ended March 31, 2011, compared to $45.2 million for the quarter ended March 31, 2010, primarily as a result of the improvement in net interest income.

Other operating income, revenues and other earnings information excluding fair value adjustments and OTTI losses are non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  Reconciliations of the earnings or loss from core operations are contained in the table below.

Other operating expenses were $38.1 million for the quarter ended March 31, 2011, compared to the $35.4 million for the same period in 2010.  The increase in the current quarter’s expenses primarily reflect increased costs associated with collection activities including professional services and increased charges related to real estate owned including $3.0 million in valuation adjustments.  See “Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010” and for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	For the Three Months Ended March 31
	2011	2010

Total other operating income	$7,246	$7,724
Less other-than-temporary impairment losses	--	1,231
Less change in valuation of financial instruments carried at fair value	(256)	(1,908)

Total other operating income, excluding fair value adjustments and OTTI	$6,990	$7,047

Net interest income before provision for loan losses	$40,056	$38,150
Total other operating income	7,246	7,724
Less other-than-temporary impairment losses	--	1,231
Less change in valuation of financial instruments carried at fair value	(256)	(1,908)

Total revenue, excluding fair value adjustments and OTTI	$47,046	$45,197

Net income (loss)	$(7,842)	$(1,517)
Less other-than-temporary impairment losses	--	1,231
Less change in valuation of financial instruments carried at fair value	(256)	(1,908)
Less related tax expense (benefit)	--	687
Total earnings (loss), excluding fair adjustments, OTTI charges and goodwill write-off, net of related tax effects	$(8,098)	$(1,507)

	March 31 2011	December 31 2010	March 31 2010

Stockholders’ equity	$504,744	$511,472	$406,724
Other intangible assets, net	8,011	8,609	10,426
Tangible equity	496,733	502,863	396,298

Preferred equity	119,426	119,000	117,805

Tangible common stockholders’ equity	$377,307	$383,863	$278,493

Total assets	$4,299,703	$4,406,082	$4,581,711
Other intangible assets, net	8,011	8,609	10,426

Tangible assets	$4,291,692	$4,397,473	$4,571,285

Tangible common stockholders’ equity to tangible assets (1)	8.79%	8.73%	6.09%

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

We offer a wide range of loan products to meet the demands of our customers. Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Until recent periods, real estate lending activities were significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties; however, over the past three years our origination of construction and land development loans has declined materially and the proportion of the portfolio invested in these types of loans has declined substantially.  Our residential mortgage loan originations also decreased during this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the recessionary economy, in recent periods demand for these types of commercial business loans has been modest and total outstanding balances have declined.  Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt.  At March 31, 2011, our net loan portfolio totaled $3.228 billion compared to $3.306 billion at December 31, 2010.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas.  Much of the focus of our strategic initiatives in recent periods has been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in the interest cost of those deposits and in increases in the level of deposit fees, service charges and other payment processing revenues compared to prior periods.  During the last two years, our total deposit balances decreased largely as a result of our decision to significantly reduce our exposure to public funds, brokered deposits and high cost certificates of deposit.  However, over the same period we have had a meaningful increase of transaction and savings accounts (checking, savings and money market accounts), including increases in the most recent quarter, as we have remained focused on growing those core deposits.  In addition our cost of deposits has declined significantly and fees and service charges have increased compared to earlier periods.  Total deposits at March 31, 2011 decreased $51 million to $3.541 billion, compared to $3.591 billion at December 31, 2010.  While certificates of deposit decreased $99 million, and brokered and public deposits decreased $10 million and $16 million, respectively, core deposits increased $49 million during the quarter and represented 59% of total deposits compared to 51% a year earlier.

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

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2010 included in the Form 10-K filed with the SEC on March 11, 2011.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies during the first quarter of 2011.

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

Fair Value Accounting and Measurement: (Note 11)  We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.  For more information regarding fair value accounting, please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Other Intangible Assets:  (Note 9)  Other intangible assets consists primarily of core deposit intangibles, which is the value ascribed to the long-term deposit relationships arising from acquisitions.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Real Estate Held for Sale:  (Note 8)  Property acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value, less cost to sell.  Development and improvement costs relating to the property are capitalized.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

Income Taxes and Deferred Taxes:  (Note 12)  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under GAAP (ASC 740), a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

General.  Total assets decreased $106 million, or 2%, to $4.300 billion at March 31, 2011, from $4.406 billion at December 31, 2010.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $77 million, or 2%, to $3.228 billion at March 31, 2011, from $3.306 billion at December 31, 2010.  The contraction in net loans was largely due to decreases of $36 million in commercial construction loans, $22 million in land and land development loans, $18 million in one-to four-family residential loans, and $16 million in agricultural loans.  Partially offsetting these decreases was a $20.0 million increase in commercial real estate loans.  All other categories of loans were down $6 million from December 31, 2010.  Despite continuing improvement in the economy, during the quarter ended March 31, 2011, new loan demand was modest, utilization of existing credit lines was low and we experienced a normal seasonal decline in agricultural loan balances.  We also continued to reduce our exposure to weaker credits as we aggressively managed problem assets.  Further, we continued to reduce our investment in construction and land and land development loans, as we resolved problem loans and limited new originations of these types of loans.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, transfers to REO and charge-offs, loans to finance the construction of one- to four-family residential real estate, which totaled $151 million at March 31, 2011, have decreased by $504 million, or 77%, since their peak quarter-end balance of $655 million at June 30, 2007.  In addition, land and land development loans (both residential and commercial), which totaled $178 million at March 31, 2011, have decreased by $324 million, or 65%, compared to their peak quarter-end balances of $502 million at March 31, 2008.  Given the current housing and economic environment, we anticipate that construction and land loan balances will continue to decline for the foreseeable future, although the pace of decline will be more modest as originations of new construction loans likely will increase somewhat as inventories of completed homes have been reduced and the build-out of existing development projects will be cautiously continued.  In addition, we believe the aggressive calling efforts of our bankers are resulting in a stronger pipeline of lending opportunities for commercial business, commercial and multifamily real estate and agricultural loans, which when coupled with improving economic conditions will allow us to stabilize and then grow our loan portfolio.

Aggregate securities balances increased $39 million, to $407 million at March 31, 2011 compared to $368 million at December 31, 2010.  The increase was principally in U.S. Government and agency securities and to a lesser degree municipal bonds carried in the available-for-sale portfolio.  The securities acquired during the quarter generally have expected maturities ranging from six months to four years and were purchased to generate a modest increase in yield compared to interest-bearing cash balances.  Aggregate fair value adjustments to the securities portfolio were modest during the quarter and we did not recognize any OTTI charges during the first quarter of 2011, compared to OTTI charges of $1.2 million during the first quarter a year ago. (See Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.)

REO acquired through foreclosures or other means decreased $6 million, to $95 million at March 31, 2011, from $101 million at December 31, 2010.  The total balance of REO included $53 million in land or land development projects (both residential and commercial), $16 million in commercial real estate and $22 million in single-family homes at March 31, 2011.  During the quarter ended March 31, 2011, we transferred $15 million of loans into REO, capitalized additional investments of $2 million in acquired properties, disposed of $19 million of properties and recognized $4 million in charges against earnings for a net loss on sales and valuation adjustments (see “Asset Quality” discussion below).

Deposits decreased $51 million, to $3.541 billion at March 31, 2011 from $3.591 billion at December 31, 2010.  The decrease in deposits in the current quarter was the result of our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off.  Non-interest-bearing deposits increased by $22 million, or 4%, to $623 million from $600 million at December 31, 2010, while interest-bearing deposits decreased by $73 million, to $2.918 billion at March 31, 2011 from $2.991 billion at December 31, 2010, largely due to a decrease in certificates of deposit.  Public fund deposits decreased $16 million during the first quarter of 2011, and we expect further declines during the remainder of 2011 in public fund deposits as we continue to manage the reduction of these deposits in response to changes in the collateralization requirements under the Washington and Oregon State public deposit protection regulations.  Additionally, we elected to reduce brokered deposits by $10 million during the three months ended March 31, 2011, as funding from retail deposits and other sources was more than adequate to meet loan demand.  The net decrease in retail deposits for the quarter ended March 31, 2011 also reflects our efforts to reduce the overall cost of deposits through less aggressive pricing of certificates of deposit and other interest-bearing deposits in response to generally weak loan demand.

Borrowings, including customer sweep accounts (retail repurchase agreements) and junior subordinated debentures, decreased 18% to $219 million at March 31, 2011. As a result of scheduled maturities, FHLB advances decreased $33 million, to $11 million at March 31, 2011 from $44 million at December 31, 2010, while other borrowings also decreased to $160 million at March 31, 2011 from $176 million at December

31, 2010.  Other borrowings at March 31, 2011 include $109 million of retail repurchase agreements that are primarily related to customer cash management accounts.  Other borrowings also include $50 million of senior bank notes guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP), which is unchanged from the amount reported at December 31, 2010.

Junior subordinated debentures decreased by $30,000 since December 31, 2010, reflecting only modest fair value adjustments resulting from minor changes in interest rates and the passage of time, as changes in credit market conditions during the quarter had an insignificant impact on the valuation of this type of security.  Changes in the fair value of the junior subordinated debentures, while not significant during the first quarter of 2011, represent non-cash valuation adjustments that have no effect on our liquidity or ability to fund our operations.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.)

Total equity at March 31, 2011 decreased $7 million, or 1%, to $505 million from $511 million at December 31, 2010.  The decrease in equity reflected the impact of the net loss of $7.8 million recognized for the quarter, as well as the payment of $2.7 million in dividends on our preferred and common stock.  Partially offsetting these charges, during the quarter ended March 31, 2011, we issued 1,952,577 additional shares of common stock for $4.5 million at an average net per share price of $2.29 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010

During the quarter ended March 31, 2011, we had a net loss of $7.8 million which, after providing for the preferred stock dividend of $1.5 million and related discount accretion of $426,000, resulted in a net loss to common shareholders of $9.8 million, or ($0.09) per diluted share.  This loss compares to a net loss to common shareholders of $3.5 million, or ($0.16) per diluted share, for the quarter ended March 31, 2010.

The net loss for the current quarter continues to reflect an elevated level of loan loss provisioning compared to our experience prior to the economic downturn.  However, our net interest margin improved significantly compared to the same quarter in the prior year, as well as the immediately preceding quarter, primarily as a result of substantially declining deposit costs over the last year, including a further decrease in the current quarter.  This improvement in our net interest margin has been the most important factor driving our year-over-year increases in net interest income and operating revenues in recent periods.  As more fully explained below, our provision for loan losses was $17.0 million for the quarter ended March 31, 2011, compared to $20.0 million during the immediately preceding quarter and $14.0 million for the same quarter in the prior year.  Our provision for losses in the current quarter continues to reflect high, although declining, levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.

Our operating results for the quarter ended March 31, 2011 included a $256,000 ($256,000 after tax) net gain as a result of changes in the valuation of financial instruments carried at fair value.  During the same period a year earlier, we recognized a valuation net gain of $1.9 million ($1.2 million after tax), which was significantly offset by a $1.2 million ($788,000 after tax) OTTI loss.  There was no OTTI impairment loss during the current quarter.  Excluding these fair value adjustments and the OTTI loss, other operating income was essentially unchanged at $7.0 million for first quarters of 2011 and 2010.  Other operating expenses increased $2.7 million to $38.1 million for the quarter ended March 31, 2011 from $35.4 million a year earlier, which was primarily due to increased costs related to REO and higher compensation costs.

Net Interest Income.  Net interest income before provision for loan losses increased by $1.9 million, or 5%, to $40.1 million for the quarter ended March 31, 2011, compared to $38.2 million for the same quarter one year earlier, as a result of the increase in the net interest margin and despite a decrease in average interest-earning assets.  The net interest margin of 3.94% for the quarter ended March 31, 2011 was 33 basis points higher than the same quarter in the prior year, largely as a result of the effect of a much lower cost of deposits.  The positive impact to our net interest margin from lower funding costs was partially offset by the adverse effect of continued high levels of nonaccrual loans and other non-performing assets.  Nonaccruing loans reduced the margin by 27 basis points in the quarter ended March 31, 2011 compared to a 34 basis point reduction for the first quarter in the prior year.  In addition, the mix of earning assets changed to include fewer loans and more securities and interest-bearing deposits over the past twelve months, as our on-balance-sheet liquidity has increased.  This change in the mix in the current very low interest rate environment had an adverse effect on earning asset yields; however, this was more than offset by the significantly lower deposit costs.  Reflecting a large increase in low rate interest-bearing deposits at the Federal Reserve of San Francisco, as well as further reduction in the yield on other securities caused by repayments and calls and a modest decrease in loan yields, the yield on earning assets for the quarter ended March 31, 2011 decreased by 41 basis points compared to the same quarter in prior year.  Importantly, however, funding costs for the same period decreased by 73 basis points compared to a year earlier and more than offset the adverse effect of this lower asset yield.  As a result, the net interest spread expanded to 3.88% for the first quarter of 2011 compared to 3.56% for the quarter ended March 31, 2010.

Interest Income.  Interest income for the quarter ended March 31, 2011 was $49.7 million, compared to $56.0 million for the same quarter in the prior year, a decrease of $6.3 million, or 11%.  The decrease in interest income occurred as a result of the decline in both the yield and average balance of interest-earnings assets.  The average balance of interest-earning assets was $4.124 billion for the quarter ended March 31, 2011, a decrease of $166 million, or 4%, compared to $4.290 billion one year earlier.  The yield on average interest-earning assets decreased to 4.88% for the quarter ended March 31, 2011, compared to 5.29% for the same quarter one year earlier.  The decrease in the yield on earning assets primarily reflects the large amount of funds we have on deposit with the Federal Reserve Bank of San Francisco at very low interest rates, as we have chosen to increase our on-balance-sheet liquidity and as loan demand has remained modest.  Average loans receivable for the quarter ended March 31, 2011 decreased $376 million, or 10%, to $3.350 billion, compared to $3.726 billion for the same quarter in the prior year.  Interest income on loans decreased by $6.0 million, or 11%, to $46.8 million for the current quarter from $52.8 million for the quarter ended March 31, 2010, reflecting the impact of an eight basis point decrease in the average yield on loans, along with the $376 million decrease in average loan balances.  The decrease in average loan yields reflects the continuing very low level of market interest rates during the past year and the maturity or repayment of higher yielding loans.  The average yield on loans was 5.66% for the quarter ended March 31, 2011, compared to 5.74% for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, investment securities, and daily interest-bearing deposits increased by $210 million (excluding the effect of fair value adjustments) for the quarter ended March 31, 2011, while the interest and dividend income from those investments decreased by $303,000 compared to the same quarter in the prior year.  The effect of the increased average balance was more than offset by the 79 basis point decline in the average yield on the securities portfolio and cash equivalents which decreased to 1.52% for the quarter ended March 31, 2011, from 2.31% for the same quarter one year earlier.

Interest Expense.  Interest expense for the quarter ended March 31, 2011 was $9.6 million, compared to $17.8 million for the prior quarter one year earlier, a decrease of $8.2 million, or 46%.  The decrease in interest expense occurred as a result of a 73 basis point decrease in the average cost of all interest-bearing liabilities to 1.00% for the quarter ended March 31, 2011, from 1.73% for the same quarter one year earlier, and a $291 million decrease in average interest-bearing liabilities.  This decrease reflects a managed decline in certificates of deposit, including public funds and brokered deposits.

Deposit interest expense decreased $8.0 million, or 51%, to $7.8 million for the quarter ended March 31, 2011 compared to $15.8 million for the same quarter in the prior year as a result of an 80 basis point decrease in the cost of interest-bearing deposits and a $240 million decrease in the average balance of deposits.  Average deposit balances decreased to $3.561 billion for the quarter ended March 31, 2011, from $3.801 billion for the quarter ended March 31, 2010, while the average rate paid on deposit balances decreased to 0.89% in the first quarter of 2011 from 1.69% for the quarter ended March 31, 2010.  While we do not anticipate further reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further repricing opportunities and competitive pricing has been reduced in response to modest loan demand in the current economic environment.  Further, continued changes in our deposit mix, reflecting growth in lower cost transaction and savings accounts have also meaningfully contributed to the decrease in our funding costs as our branch network has continued to mature and as our more recent strategic initiatives to increase those core deposits have gained traction.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $28 million for the quarter ended March 31, 2011, compared to $69 million for the same quarter one year earlier.  However, as the maturing advances had lower interest rates than the remaining advances, the average rate paid on FHLB advances for the quarter ended March 31, 2011 increased by 42 basis points to 2.55%, compared to 2.13% during the same quarter in the prior year.  Despite the increase in average cost, the interest expense on FHLB advances decreased to $178,000 for the quarter ended March 31, 2011 from $361,000 during the same period a year earlier.  Other borrowings consist of retail repurchase agreements with customers secured by certain investment securities and the senior bank notes issued under the TLGP.  Additionally, other borrowing may include overnight federal funds borrowings from the Federal Reserve Bank of San Francisco and correspondent banks, although there were none at March 31, 2011.  The average balance for other borrowings decreased $11 million to $170 million during the current quarter from $181 million during the same quarter a year earlier, while the rate on these other borrowings decreased to 1.38% from 1.42% a year earlier.  The senior bank notes which were issued on March 31, 2009, have a fixed rate of 2.625% and fixed maturity with a 12 month remaining term to maturity at March 31, 2012.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 3.40% for the quarter ended March 31, 2011.  Junior subordinated debentures outstanding in the same quarter in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) with a slightly lower average cost of 3.37%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended
	March 31
Average Balances	2011	2010

Interest-bearing deposits	$308,575	$171,570
Investment securities	346,286	257,272
Mortgage-backed obligations	81,360	97,349
FHLB stock	37,371	37,371
Total average interest-earning securities and cash equivalents	773,592	563,562
Loans receivable	3,349,978	3,726,243
Total average interest-earning assets	4,123,570	4,289,805

Non-interest-earning assets (including fair value adjustments on interest-earning assets)	233,365	258,060
Total average assets	$4,356,935	$4,547,865

Deposits	$3,561,020	$3,800,888
Advances from FHLB	28,336	68,603
Other borrowings	170,209	180,873
Junior subordinated debentures	123,716	123,716
Total average interest-bearing liabilities	3,883,281	4,174,080

Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(39,755)	(36,459)
Total average liabilities	3,843,526	4,137,621

Equity	513,409	410,244
Total average liabilities and equity	$4,356,935	$4,547,865

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Interest-bearing deposits	0.23%	0.23%
Investment securities	2.17	3.14
Mortgage-backed obligations	4.36	4.69
FHLB stock	--	--
Total interest rate yield on securities and cash equivalents	1.52	2.31
Loans receivable	5.66	5.74
Total interest rate yield on interest-earning assets	4.88	5.29

Interest Rate Expense:
Deposits	0.89	1.69
Advances from FHLB	2.55	2.13
Other borrowings	1.38	1.42
Junior subordinated debentures	3.40	3.37
Total interest rate expense on interest-bearing liabilities	1.00	1.73

Interest spread	3.88%	3.56%

Net interest margin on interest earning assets	3.94%	3.61%

Additional Key Financial Ratios (ratios are annualized)
Return (loss) on average assets	(0.73)%	(0.14)%
Return (loss) on average equity	(6.19)	(1.50)
Average equity / average assets	11.78	9.02
Average interest-earning assets / interest-bearing liabilities	106.19	102.77
Non-interest (other operating) income / average assets	0.67	0.69
Non-interest (other operating) expenses / average assets	3.55	3.16
Efficiency ratio (1)	80.64	77.20
Tangible common stockholders’ equity to tangible assets (2)	8.79	6.09

(1) Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income)

(2) Tangible common equity and tangible assets exclude preferred stock, goodwill, core deposit and other intangibles.

Provision and Allowance for Loan Losses.  During the quarter ended March 31, 2011, the provision for loan losses was $17.0 million, compared to $14.0 million for the quarter ended March 31, 2010.  As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  For both of these periods, the provision for loan losses was the most important factor contributing to our net loss.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

While the provision for loan losses in the quarter ended March 31, 2011 declined by $3.0 million compared to the immediately preceding quarter, it remains significantly elevated in relation to historical loss rates prior to the economic downturn and was $3.0 million higher than the same quarter one year ago, primarily in response to the continued high levels of net charge-offs.  The allowance for loan losses at March 31, 2011 continued largely to reflect material levels of delinquent and non-performing construction, land and land development loans for one- to four-family properties and additional declines in property values.  It also reflects our continued concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns have remained elevated over the past three years as price declines for housing and related lot and land markets in certain areas of the Puget Sound and Portland regions, where a significant portion of our construction and development loans are located, have occurred.  Aside from housing-related construction and land development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor to more recent late-cycle defaults in other non-housing related segments of the portfolio.  We recorded net charge-offs of $17 million for the quarter ended March 31, 2011, compared to $14 million for the same quarter in the prior year.  Non-performing loans decreased by $20 million during the quarter ended March 31, 2011 to $132 million, and decreased by $64 million during the twelve months ended March 31, 2011.  A comparison of the allowance for loan losses at March 31, 2011 and 2010 reflects an increase of $1.9 million to $98 million at March 31, 2011, from $96 million at March 31, 2010.  However, with the decrease in loan balances, the allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 2.94% at March 31, 2011, compared to 2.60% at March 31, 2010.  Likewise, the allowance as a percentage of non-performing loans to total loans increased to 74% at March 31, 2011, compared to 49% a year earlier.

As of March 31, 2011, we had identified $193 million of impaired loans.  Impaired loans are comprised of loans on nonaccrual, TDRs and  loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools.  For more information on these impaired loans, refer to Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of March 31, 2011 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, was $7.2 million for the quarter ended March 31, 2011, compared to $7.7 million for the same quarter in the prior year.  Excluding the fair value adjustments, other operating income from core operations decreased by $57,000, or 1%, to $7.0 million for the quarter ended March 31, 2011, as loan servicing fees and other income decreased $181,000 and modestly exceeded increased deposit fees.  Deposit fees and service charges increased by $110,000 compared to the first quarter a year ago reflecting growth in the number of deposit accounts and increased transaction activity, which more than offset a decline in overdraft charges as a result of changes in the regulatory requirements related to those charges that were implemented in the third quarter of 2010.  Revenues from mortgage banking operations, at $962,000, were essentially unchanged from the same period a year earlier, but were substantially decreased from the $2.1 million recorded in the immediately preceding quarter, in part reflecting a common seasonal pattern but also reflecting a reduction in loan refinancing transactions.  For the quarter ended March 31, 2011, we recorded an aggregate net gain of $256,000 in fair value adjustments.  During the quarter ended March 31, 2010, this net gain was $1.9 million, which was significantly offset by a $1.2 million other-than-temporary impairment charge for a single-issuer trust preferred security that we wrote off.  The fair value adjustments in the current quarter were modest and primarily reflect changes in the value of certain investment securities.

Other Operating Expenses.  Other operating expenses for the quarter ended March 31, 2011 increased $2.7 million, or 8%, to $38.1 million compared to $35.4 million for the quarter ended March 31, 2010.  Expenses for the first quarter of 2011 reflected continued higher costs associated with problem loan collection activities including, in particular, charges related to REO, which increased $1.6 million, or 51%, to $4.6 million for the quarter ended March 31, 2011 from $3.1 million during the same period a year earlier.  In addition to real estate taxes and maintenance costs, expenses related to REO for the quarter ended March 31, 2011 included $3.0 million in valuation adjustments and $537,000 of losses on sales of properties.  Additionally, compensation expense increased $696,000, or 4%, to $17.3 million during the quarter ended March 31, 2011 compared to $16.6 million for the quarter ended March 31, 2010.  All other expenses, net, increased $460,000.  As a result, other operating expenses as a percentage of average assets was 3.55% for the quarter ended March 31, 2011, compared to 3.16% for the same quarter one year earlier.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  However, during the third quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  The full valuation allowance remained in effect at March 31, 2011, and as a result, we did not recognize any tax benefit in our Consolidated Statements of Operations during the current quarter.  For more discussion on our deferred tax asset and related valuation allowance please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Over the past three-year period as housing markets continued to weaken in many of our primary service areas, we have experienced significantly increased delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  While improved from 2008 and 2009, home and lot sales activity has still been slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which is reflected in our non-performing asset totals.  Further, property values generally declined during this three-year period, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increased levels of non-performing loans as the effects of the weak economy became more evident and the pace of recovery has remains slow.  As a result, for the quarters ended March 31, 2011 and 2010, our provision for loan losses was still at a higher level than our normal expectations.  The elevated level of delinquencies and non-accruals also has had a material adverse effect on our operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for REO.  Although our future results will depend on the course of recovery from the economic recession, we are actively engaged with our borrowers in resolving problem loans and many of our credit quality indicators have shown improvement in recent quarters.  While property values have continued to decline in most markets, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates.

Non-Performing Assets:  Non-performing assets decreased to $229 million, or 5.32% of total assets, at March 31, 2011, from $254 million, or 5.77% of total assets at December 31, 2010 and $294 million, or 6.42%, of total assets at March 31, 2010.  Slow sales and excess inventory in most housing markets, along with declines in property values, have been the primary cause of the elevated levels of delinquencies and foreclosures for residential construction and land development loans, which, including related REO, represented approximately $108 million, or 47% of our non-performing assets at March 31, 2011.  Reflecting these market conditions and value declines, the level of our provision for loan losses has remained high in recent periods even though both non-performing and total construction and land development loans outstanding have declined substantially.  Also, while less significant, other non-housing-related segments of the loan portfolio also experienced increased non-performing loans as a result of deteriorating economic conditions and in previous periods we increased the allocated allowance for those portions of our portfolio as well.  However, for the past year our provisions for loan losses have closely matched our net charge offs and the size of our allowance for loan losses has increased only a modest amount.  Nonetheless, as a result of declines in our non-performing loans and total loans, our coverage ratios have increased significantly.  At March 31, 2011, our allowance for loan losses was $98 million, or 2.94% of total loans and 74% of non-performing loans, compared to $97 million, or 2.86% of total loans and 64% of non-performing loans at December 31, 2010 and $96 million, or 2.60% of total loans and 49% of non-performing loans at March 31, 2010.  Included in our allowance at March 31, 2011 was an unallocated portion of $15 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  We continue to believe our level of non-performing loans and assets, which declined further during the current quarter, is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land and land development loan portfolios and other non-performing assets in an orderly fashion.  However, our operating results will continue to be adversely impacted until we are able to significantly reduce the level of our non-performing assets.

While non-performing assets are geographically disbursed, they are concentrated largely in construction, land and land development loans.  The primary components of the $229 million in non-performing assets are $131 million in nonaccrual loans, including $67 million of construction and land development loans, and $95 million in REO and other repossessed assets, including $56 million related to construction and land development lending.  The geographic distribution of non-performing construction, land and land development loans and related REO included approximately $48 million, or 45%, in the Puget Sound region, $43 million, or 39%, in the greater Portland market area, $9 million, or 9%, in the greater Boise market area, with the remaining $8 million, or 7%, distributed in various eastern Washington, eastern Oregon and northern Idaho markets.  While we experienced decreases in our nonaccrual loans in the most recent quarters, these decreases were partially offset by transfers to REO.  However, the decrease in nonaccrual loans, coupled with sales of REO in excess of transfers and capitalized investments in acquired properties, resulted in a $25 million reduction in non-performing assets during the quarter ended March 31, 2011.

Loans are reported as TDRs when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any TDR becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the TDR would be reclassified as non-accrual.

The following table sets forth information with respect to our non-performing assets and TDRs at the dates indicated (dollars in thousands):

	March 31 2011	December 31 2010	March 31 2010
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$23,443	$24,727	$6,801
Multifamily	1,361	1,889	373
Construction and land	67,163	75,734	138,245
One- to four-family	16,571	16,869	19,777
Commercial business	15,904	21,100	19,353
Agricultural business, including secured by farmland	1,984	5,853	8,013
Consumer	4,655	2,332	3,387
	131,081	148,504	195,949
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	--	--
One- to four-family	561	2,955	--
Commercial business	14	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	42	30	61
	617	2,985	61

Total non-performing loans	131,698	151,489	196,010

Securities on nonaccrual at fair value	1,904	1,896	3,000
REO and other repossessed assets held for sale, net	94,969	100,945	95,167

Total non-performing assets	$228,571	$254,330	$294,177

Total non-performing loans to net loans before allowance for loan losses	3.96%	4.45%	5.31%
Total non-performing loans to total assets	3.06%	3.44%	4.28%
Total non-performing assets to total assets	5.32%	5.77%	6.42%

TDRs (2)	$60,968	$60,115	$45,471

Loans 30-89 days past due and on accrual	$16,587	$28,847	$51,328

(1)
For the quarters ended March 31, 2011 and 2010, interest income of $2.7 million and $3.6 million, respectively, would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at March 31, 2011 (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Secured by real estate:
Commercial	$18,781	$495	$4,167	$--	$23,443
Multifamily	1,361	--	--	--	1,361
Construction and land
One- to four-family construction	8,202	4,314	1,075	--	13,591
Multifamily construction	--	651	--	--	651
Commercial construction	1,521	--	--	--	1,521
Residential land acquisition & development	21,496	10,203	1,748	--	33,447
Residential land improved lots	3,530	3,903	131	--	7,564
Residential land unimproved	3,619	1,090	3,428	--	8,137
Commercial land acquisition & development	--	--	--	--	--
Commercial land improved	1,956	--	--	--	1,956
Commercial land unimproved	296	--	--	--	296
Total construction and land	40,620	20,161	6,382	--	67,163

One- to four-family	11,532	4,279	1,321	--	17,132
Commercial business	14,157	591	1,020	150	15,918
Agricultural business, including secured by farmland	754	--	1,230	--	1,984
Consumer	2,723	1,750	224	--	4,697

Total non-performing loans	89,928	27,276	14,344	150	131,698

Securities on nonaccrual	--	--	500	1,404	1,904

REO and other repossessed assets held for sale, net	48,259	35,562	11,148	--	94,969

Total non-performing assets	$138,187	$62,838	$25,992	$1,554	$228,571

Percent of non-performing assets	60.4%	27.5%	11.4%	0.7%	100.0%

In addition to the non-performing loans as of March 31, 2011, we had other classified loans with an aggregate outstanding balance of $185 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.   The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the quarters ended March 31, 2011 and 2010, we recognized $3.0 million and $516,000, respectively, of impairment charges related to these types of assets.

Within our non-performing loans, we have a total of 18 nonaccrual lending relationships, each with aggregate loan exposures in excess of $1.5 million that collectively comprise $54 million, or 41% of our total non-performing loans as of March 31, 2011, and the single largest relationship is $11.8 million.  The most significant of our non-performing loan exposures are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location

$11,819	9.0%	60 residential lots Seven homes under construction	Greater Seattle-Puget Sound area

7,097	5.4	105 residential lots	Greater Seattle-Puget Sound area

3,787	2.9	One office building	Greater Spokane, WA area

2,985	2.3	Business assets, accounts receivable and vehicles	Greater Spokane, WA area

2,712	2.1	19 residential lots	Greater Portland, OR area

2,449	1.9	Accounts receivable and inventory	Greater Seattle-Puget Sound area

2,415	1.8	780 acres investment property	Greater Spokane, WA area

2,368	1.8	13 residential lots 33.2 acres land zoned residential	Greater Portland, OR area

2,263	1.7	30 condo sites, 13 completed condo units	Greater Portland, OR area

2,201	1.7	11 completed homes	Greater Seattle-Puget Sound area

1,859	1.4	One hotel and restaurant	Greater Spokane, WA area

1,819	1.4	20 residential lots One completed home Two half-acre residential parcels 4.5 acres commercial land	Greater Seattle-Puget Sound area

1,792	1.4	Nine residential lots One completed home	Greater Seattle-Puget Sound area

1,750	1.3	50% interest in office building Second mortgage on 61 condo/townhome units	Greater Portland, OR area

1,612	1.2	12 residential condo units	Greater Boise, ID area

1,573	1.2	84 residential lots	Central Oregon

1,521	1.2	One commercial lot	Greater Seattle-Puget Sound area

1,511	1.1	Four completed condo units Two completed homes	Greater Portland, OR area

78,165	59.2	Various collateral; relationships under $1.5 million	Various (mostly in WA, OR and ID)

$131,698	100.0%	Total non-performing loans

At March 31, 2011, we had $94.9 million of REO, the most significant component of which is a nearly complete subdivision in the greater Seattle metropolitan area with 167 platted lots and a book value of $11.7 million.  The second largest holding is a mixed use three-story office/retail commercial property in the greater Seattle area with a book value of $6.8 million.  The third largest REO holding is a 162-unit unfinished apartment complex in Tacoma, Washington with a book value of $6.6 million.  The fourth largest REO holding consists of three parcels of improved land totaling 11 acres zoned commercial in the Bend, Oregon area with a book value of $6.1 million.  The fifth largest REO holding is a development of 153 townhouse lots in the Oregon City, Oregon area with a book value of $5.2 million.  The sixth largest REO holding consists of seven acres of land with nine parcels zoned commercial in the greater Seattle area with a book value of $3.9 million.  All other REO holdings have individual book values of less than $2.5 million.  The table below summarizes our REO by geographic location and property type (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$39,708	41.8%
20 completed homes
22 residential lots
One land development project with 167 residential lots
Seven acres land with nine parcels zoned commercial
One 162-unit apartment complex under construction
One mixed-use three-story retail/commercial property
One commercial building
One airplane hangar
One home under construction
Two lots for seven townhomes
One completed condo
Ten finished townhomes in three buildings
			Greater Seattle-Puget Sound area

32,356	34.1	13 completed homes Ten homes under construction 239 residential lots 153 townhouse lots 123 acres undeveloped buildable land One parcel commercial land	Greater Portland, Oregon area

9,651	10.2
16 completed homes
225 residential lots
Four townhouse lots
72 acres agricultural land
20 acres zoned agricultural but permitted for residential
   development
Four commercial lots
Two acres raw land zoned residential
			Greater Boise, Idaho area

6,953	7.3	11 acres commercial land in three parcels One single-family residence on 10 acres land Seven acre residential site with 95 acres farmland One residential condo	Other Oregon locations

3,426	3.6	Seven completed homes 55 residential lots Four acres commercial land with commercial building One agricultural warehouse and storefront One home on 31 acres agricultural land	Other Washington locations

2,851	3.0	Two completed homes Four residential lots One parcel land for 81 residential lots One commercial office building	Greater Spokane, WA area

$94,945	100.0%

Liquidity and Capital Resources

Our primary sources of funds are deposits, borrowings, proceeds from loan principal and interest payments and sales of loans, and the maturity of and interest income on mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, competition and our pricing strategies.

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the quarters ended March 31, 2011 and 2010, our loan originations were less than loan repayments and our loan purchases were negligible.  As a result, loan repayments, net of originations, totaled $46 million and $60 million, respectively.  During the quarters ended March 31, 2011 and 2010, we sold $63 million and $67 million, respectively, of loans.  Securities purchases during the quarters ended March 31, 2011 and 2010, totaled $68 million and $5 million, respectively, and securities repayments and maturities were $28 million and $13 million, respectively.  Also, as discussed above, deposits decreased by $51 million during the current quarter ended March 31, 2011, including decreases in brokered deposits and public funds.  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  The decrease in deposits in the current quarter was largely the result of our pricing decisions designed to encourage the run-off of higher-rate certificates of deposit.  FHLB advances (excluding fair value adjustments) decreased $33 million for the quarter ended March 31, 2011 compared to a decrease of $128 million for the quarter one year earlier.  Other borrowings, including the $50 million of senior bank notes issued under the TLGP and $125 million of retail repurchase agreements, decreased $16 million to $160 million during the quarter ended March 31, 2011.  Excluding fair value adjustments, our junior subordinated debentures were unchanged for the quarter ended March 31, 2011.

During 2010, the Company completed a secondary offering of its common stock.  Between June 30, 2010 and July 2, 2010, the Company sold 85,639,000 shares resulting in net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $162 million.  Banner has allocated a significant portion of the net proceeds from the offering to strengthen Banner Bank’s regulatory capital ratios in accordance with the Bank MOU and to support managed growth as economic conditions improve.  To that end, during the year ended December 31, 2010, the Company invested a cumulative $110 million as additional paid-in common equity in Banner Bank.  While there were no further investments during the first quarter of 2011, the Company expects to use the remaining net proceeds for general working capital purposes, including additional capital investments in its subsidiary banks if appropriate.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the quarters ended March 31, 2011 and 2010, we used our sources of funds primarily to fund loan commitments, purchase securities, increase our short-term liquidity position and pay maturing savings certificates and deposit withdrawals.  At March 31, 2011, we had outstanding loan commitments totaling $786 million, including undisbursed loans in process and unused credit lines totaling $765 million.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRBSF borrowings.  We maintain credit facilities with the FHLB-Seattle, which at March 31, 2011 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $982 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $33 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $10 million, or less than 1% of our assets at March 31, 2011.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank of San Francisco’s Borrower-In-Custody (BIC) program.  Under this program we can borrow up to 65% of eligible loans not already pledged for other borrowings, which we currently estimate would provide additional borrowing capacity of $442 million.  We had no funds borrowed from the Federal Reserve of San Francisco Bank at March 31, 2011 or December 31, 2010.

At March 31, 2011, certificates of deposit amounted to $1.458 billion, or 41% of our total deposits, including $1.143 billion which were scheduled to mature within one year.  Certificates of deposit declined from 43% of our total deposits at December 31, 2010, reflecting our efforts to shift the portfolio mix into lower cost core deposits.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature, although beginning in 2010 and continuing through the current quarter, we intentionally allowed certificates of deposit to decline.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to these standard requirements, the Bank MOU also requires Banner Bank to maintain Tier 1 Capital of not less than 10.0% of Banner Bank’s adjusted total assets.  At March 31, 2011, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial

Statements included in Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding regulatory capital requirements for Banner and the Banks for the year ended December 31, 2010.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of March 31, 2011, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Banner Corporation—consolidated
Total capital to risk-weighted assets	$587,594	17.14%	$274,302	8.00%
Tier 1 capital to risk-weighted assets	544,058	15.87	137,151	4.00
Tier 1 leverage capital to average assets	544,058	12.50	174,063	4.00

Banner Bank (1)
Total capital to risk-weighted assets	494,814	15.24	259,690	8.00	$324,612	10.00%
Tier 1 capital to risk-weighted assets	453,567	13.97	129,845	4.00	194,767	6.00
Tier 1 leverage capital to average assets	453,567	11.03	164,471	4.00	205,589	5.00

Islanders Bank
Total capital to risk-weighted assets	29,829	14.46	16,508	8.00	20,635	10.00
Tier 1 capital to risk-weighted assets	27,248	13.20	8,254	4.00	12,381	6.00
Tier 1 leverage capital to average assets	27,248	11.53	9,452	4.00	11,815	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, many of the floating-rate loans with interest rate floors are in portions of the portfolio currently experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  As of March 31, 2011, our loans with interest rate floors totaled approximately $1.4 billion and had a weighted average floor rate of 5.64%.

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

The following table sets forth as of March 31, 2011, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value

+400	$121	0.1%	$(161,185)	(26.3)%
+300	872	0.5	(130,064)	(21.2)
+200	1,110	0.7	(88,721)	(14.5)
+100	307	0.2	(49,391)	(8.1)
0	--	--	--	--
-25	(357)	(0.2)	5,741	0.9
-50	(1,834)	(1.1)	4,289	0.7

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2011.  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2011, total interest-earning asset maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $641 million, representing a one-year cumulative gap to total assets ratio of 3.90%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2011 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$187,175	$18,875	$15,599	$3,688	$164	$25	$225,526
Fixed-rate mortgage loans	147,888	100,272	313,580	164,698	165,951	70,284	962,673
Adjustable-rate mortgage loans	413,281	150,368	389,601	187,625	8,259	--	1,149,134
Fixed-rate mortgage-backed securities	9,643	7,772	20,522	11,586	12,314	6,847	68,684
Adjustable-rate mortgage-backed securities	1,713	774	6,540	--	--	--	9,027
Fixed-rate commercial/agricultural loans	62,617	30,538	74,452	31,193	6,373	257	205,430
Adjustable-rate commercial/agricultural loans	475,436	11,708	34,850	12,931	33	--	534,958
Consumer and other loans	156,067	12,497	47,524	17,731	21,392	1,074	256,285
Investment securities and interest-earning deposits	447,054	40,194	49,641	28,198	42,930	63,735	671,752

Total rate sensitive assets	1,900,874	372,998	952,309	457,650	257,416	142,222	4,083,469

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	171,177	148,019	345,377	345,377	--	--	1,009,950
Money market deposit accounts	224,972	134,984	89,989	--	--	--	449,945
Certificates of deposit	656,020	487,314	254,121	57,254	3,285	--	1,457,994
FHLB advances	221	--	10,346	--	--	--	10,567
Other borrowings	675	50,000	--	--	--	--	50,675
Junior subordinated debentures	97,942	25,774	--	--	--	--	123,716
Retail repurchase agreements	109,227	--	--	--	--	--	109,227

Total rate sensitive liabilities	1,260,234	846,091	699,833	402,631	3,285	--	3,212,074

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$640,640	$(473,093)	$252,476	$55,019	$254,131	$142,222	$871,395

Cumulative excess (deficiency) of interest-sensitive assets	$640,640	$167,547	$420,023	$475,042	$729,173	$871,395	$871,395

Cumulative ratio of interest-earning assets to interest-bearing liabilities	150.84%	107.95%	114.97%	114.80%	122.70%	127.13%	127.13%

Interest sensitivity gap to total assets	14.90%	(11.00)%	5.87%	1.28%	5.91%	3.31%	20.27%

Ratio of cumulative gap to total assets	14.90%	3.90%	9.77%	11.05%	16.96%	20.27%	20.27%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(423) million, or (9.84%) of total assets at March 31, 2011.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010” of this report on Form 10-Q.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-26584) or otherwise previously disclosed in our Form 10-Q reports filed subsequently.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, we did not sell any securities that were not registered under the Securities Act of 1933.

We did not have any repurchases of our common stock from January 1, 2011 through March 31, 2011.

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

3{c}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 0-26584)].

4{a}	Warrant to purchase shares of Company’s common stock dated November 21, 2008 [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

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

10{r}	Long-Term Incentive Plan [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008].

10{s}	Form of Compensation Modification Agreement [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{t}	2005 Executive Officer and Director Stock Account Deferred Compensation Plan.

10{u}	Entry into an Indemnification Agreement with each of the Company's Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010].

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 9, 2011	/s/ Mark J. Grescovich
Mark J. Grescovich President and Chief Executive Officer (Principal Executive Officer)

May 9, 2011	/s/ Lloyd W. Baker
Lloyd W. Baker Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES ACT OF 1934

I, Mark J. Grescovich, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 9, 2011		/s/Mark J. Grescovich
Mark J. Grescovich
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d -14(a) UNDER THE SECURITIES ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 9, 2011		/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify in his capacity as an officer of Banner Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, that:

•  the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

•  the information contained in the report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

May 9, 2011	/s/Mark J. Grescovich
Mark J. Grescovich
Chief Executive Officer

May 9, 2011	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer