Form 10-Q
period 2011-06-30
BANNER CORP
filed 2011-08-05
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
___________________________________

(Mark One)
[X]						QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2011.

OR

[ ]						TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ to __________________

Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________

Washington (State or other jurisdiction of incorporation or organization)					91-1691604 (I.R.S. Employer Identification Number)

10 South First Avenue, Walla Walla, Washington 99362
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (509) 527-3636

___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]           No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                       Yes    [X ]          No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer	[ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share						As of July 31, 2011 16,815,255 shares*

* Includes 34,340 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts.

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	5

Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2011 and 2010	6

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2011 and the Year Ended December 31, 2010	7

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	9

Selected Notes to the Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	40

Comparison of Financial Condition at June 30, 2011 and December 31, 2010	44

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010	45

Asset Quality	50

Liquidity and Capital Resources	55

Capital Requirements	55

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	57

Sensitivity Analysis	57

Item 4 - Controls and Procedures	61

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	62

Item 1A - Risk Factors	62

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3 - Defaults upon Senior Securities	62

Item 4 – [Removed and Reserved]

Item 5 - Other Information	62

Item 6 - Exhibits	63

SIGNATURES	65

Special Note Regarding Forward-Looking Statements

Certain matters in this report on Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our future operations.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including our compliance with the Memorandum of Understanding and the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or any of our bank subsidiaries which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions; the requirements and restrictions that have been imposed upon Banner Corporation and Banner Bank under the memoranda of understanding with the Federal Reserve Bank of San Francisco (in the case of Banner Corporation) and the FDIC and the Washington DFI (in the case of Banner Bank) and the possibility that Banner Corporation and Banner Bank will be unable to fully comply with their respective memoranda of understanding, which could result in the imposition of additional requirements or restrictions; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits;  increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; future legislative changes in the United States Department of Treasury (Treasury) Troubled Asset Relief Program (TARP) Capital Purchase Program; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” “Banner” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2011 and December 31, 2010

	June 30	December 31
ASSETS	2011	2010

Cash and due from banks	$216,444	$361,652

Securities—trading, amortized cost $120,458 and $128,070, respectively	89,374	95,379
Securities—available-for-sale, amortized cost $284,798 and $199,058, respectively	287,255	200,227
Securities—held-to-maturity, fair value $79,129 and $73,916, respectively	76,596	72,087

Federal Home Loan Bank stock	37,371	37,371
Loans receivable:
Held for sale	1,907	3,492
Held for portfolio	3,304,760	3,399,625
Allowance for loan losses	(92,000)	(97,401)
	3,214,667	3,305,716

Accrued interest receivable	15,907	15,927
Real estate owned, held for sale, net	71,205	100,872
Property and equipment, net	93,532	96,502
Other intangibles, net	7,442	8,609
Income taxes receivable, net	--	12,981
Bank-owned life insurance	57,578	56,653
Other assets	38,696	42,106

	$4,206,067	$4,406,082
LIABILITIES
Deposits:
Non-interest-bearing	$645,778	$600,457
Interest-bearing transaction and savings accounts	1,422,290	1,433,248
Interest-bearing certificates	1,398,332	1,557,493
	3,466,400	3,591,198

Advances from FHLB at fair value	10,572	43,523
Other borrowings	136,285	175,813
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	47,986	48,425
Accrued expenses and other liabilities	19,181	21,048
Deferred compensation	14,617	14,603
	3,695,041	3,894,610

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized; Series A – liquidation preference
$1,000 per share, 124,000 shares issued and outstanding	119,851	119,000
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 16,668,694 shares issued: 16,634,354 shares and 16,130,441 shares outstanding at June 30, 2011 and December 31, 2010, respectively	517,782	509,457
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
34,340 restricted shares outstanding at June 30, 2011 and December 31, 2010	(1,987)	(1,987)
Retained earnings (accumulated deficit)	(126,268)	(115,348)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available-for-sale and/or transferred to held-to-maturity	1,648	350

	511,026	511,472

	$4,206,067	$4,406,082

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
INTEREST INCOME:
Loans receivable	$46,846	$52,473	$93,601	$105,232
Mortgage-backed securities	859	1,045	1,734	2,171
Other securities and cash equivalents	2,183	2,116	4,216	4,201
	49,888	55,634	99,551	111,604
INTEREST EXPENSE:
Deposits	7,014	14,700	14,826	30,498
FHLB advances	64	320	242	681
Other borrowings	568	626	1,147	1,260
Junior subordinated debentures	1,041	1,047	2,079	2,074
	8,687	16,693	18,294	34,513

Net interest income before provision for loan losses	41,201	38,941	81,257	77,091

PROVISION FOR LOAN LOSSES	8,000	16,000	25,000	30,000
Net interest income (loss)	33,201	22,941	56,257	47,091

OTHER OPERATING INCOME:
Deposit fees and other service charges	5,693	5,632	10,972	10,792
Mortgage banking operations	855	817	1,817	1,765
Loan servicing fees	397	315	653	628
Miscellaneous	369	243	862	869
	7,314	7,007	14,304	14,054

Other-than-temporary impairment losses	--	--	--	(1,231)
Net change in valuation of financial instruments carried at fair value	1,939	(821)	2,195	1,087
Total other operating income	9,253	6,186	16,499	13,910

OTHER OPERATING EXPENSES:
Salary and employee benefits	18,288	16,793	35,543	33,352
Less capitalized loan origination costs	(1,948)	(1,740)	(3,668)	(3,345)
Occupancy and equipment	5,436	5,581	10,830	11,185
Information/computer data services	1,521	1,594	3,088	3,100
Payment and card processing expenses	1,939	1,683	3,586	3,107
Professional services	1,185	1,874	2,857	3,161
Advertising and marketing	1,903	1,742	3,643	3,692
Deposit insurance	1,389	2,209	3,358	4,341
State/municipal business and use taxes	544	533	1,038	1,013
REO operations	6,568	4,166	11,199	7,224
Amortization of core deposit intangibles	570	615	1,167	1,259
Miscellaneous	2,860	2,974	5,758	5,350
Total other operating expenses	40,255	38,024	78,399	73,439

Income (loss) before provision for (benefit from) income taxes	2,199	(8,897)	(5,643)	(12,438)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	--	(3,951)	--	(5,975)

NET INCOME (LOSS)	2,199	(4,946)	(5,643)	(6,463)

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	1,550	1,550	3,100	3,100
Preferred stock discount accretion	425	399	851	797
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$224	$(6,895)	$(9,594)	$(10,360)

Earnings (loss) per common share:
Basic	$0.01	$(1.97)	$(0.58)	$(3.11)
Diluted	$0.01	$(1.97)	$(0.58)	$(3.11)
Cumulative dividends declared per common share:	$0.01	$0.07	$0.08	$0.14

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
NET INCOME (LOSS)	$2,199	$(4,946)	$(5,643)	$(6,463)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $0, $323, $0 and $629, respectively	1,970	576	1,289	1,119

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity	4	10	9	22

Other comprehensive income (loss)	1,974	586	1,298	1,141

COMPREHENSIVE INCOME (LOSS)	$4,173	$(4,360)	$(4,345)	$(5,322)

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2011

					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity

	Preferred Stock		Common Stock and Paid in Capital (1)
	Shares	Amount	Shares	Amount

Balance, January 1, 2011	124,000	$119,000	16,130,441	$507,470	$(115,348)	$350	$511,472

Net income (loss)					(5,643)		(5,643)

Change in valuation of securities—available-for- sale, net of income tax						1,289	1,289

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						9	9

Accretion of preferred stock discount		851			(851)		--

Accrual of dividends on preferred stock					(3,100)		(3,100)

Accrual of dividends on common stock ($.08/share cumulative)					(1,326)		(1,326)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses and reverse stock split fractional share repurchases			503,913	8,265			8,265

Amortization of compensation related to restricted stock grant				42			42

Amortization of compensation related to stock options				18			18

BALANCE, June 30, 2011	124,000	$119,851	16,634,354	$515,795	$(126,268)	$1,648	$511,026

(1)	Common Stock and Paid in Capital includes a reduction of $2 million related to 34,340 unearned shares of common stock issued to the ESOP.

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (In thousands)
For the Year Ended December 31, 2010

					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity

	Preferred Stock		Common Stock and Paid in Capital (1)
	Shares	Amount	Shares	Amount

Balance, January 1, 2010	124,000	$117,407	3,042,744	$329,549	$(42,077)	$249	$405,128

Net income (loss)					(61,896)		(61,896)

Change in valuation of securities—available-for-sale, net of income tax						59	59

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						42	42

Accretion of preferred stock discount		1,593			(1,593)		--

Accrual of dividends on preferred stock					(6,200)		(6,200)

Accrual of dividends on common stock ($.28/share cumulative)					(3,582)		(3,582)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses			836,989	16,201			16,201

Proceeds from issuance of common stock, net of offering costs			12,234,143	161,637			161,637

Amortization of compensation related to Management Recognition Plan (MRP)				2			2

Amortization of compensation related to restricted stock grant			16,565	28			28

Amortization of compensation related to stock options				53			53

BALANCE, December 31, 2010	124,000	$119,000	16,130,441	$507,470	$(115,348)	$350	$511,472

(1)   Common Stock and Paid in Capital includes a reduction of $2 million related to 34,340 unearned shares of common stock issued to the ESOP.

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$(5,643)	$(6,463)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,358	4,683
Deferred income and expense, net of amortization	860	1,211
Amortization of core deposit and other intangibles	1,167	1,259
Other-than-temporary impairment losses	--	1,231
Net change in valuation of financial instruments carried at fair value	(2,195)	(1,088)
Purchases of securities—trading	--	(2,572)
Principal repayments and maturities of securities—trading	7,600	45,970
Deferred taxes	--	141
Equity-based compensation	60	38
Increase in cash surrender value of bank-owned life insurance	(925)	(881)
Gain on sale of loans, excluding capitalized servicing rights	(1,164)	(1,348)
Loss on disposal of real estate held for sale and property and equipment, net	521	1,383
Provision for losses on loans and real estate held for sale	32,838	31,340
Origination of loans held for sale	(114,706)	(121,652)
Proceeds from sales of loans held for sale	116,291	121,330
Net change in:
Other assets	16,368	(3,631)
Other liabilities	(827)	1,025
Net cash provided from operating activities	54,603	71,976

INVESTING ACTIVITIES:
Purchases of securities available-for-sale	(174,739)	(79,801)
Principal repayments and maturities of securities available-for-sale	88,031	34,725
Proceeds from sales of securities available-for-sale	--	1,965
Purchases of securities held-to-maturity	(7,488)	(499)
Principal repayments and maturities of securities held-to-maturity	2,964	1,675
Principal repayments of loans, net	39,025	84,328
Purchases of loans and participating interest in loans	(97)	(129)
Purchases of property and equipment, net	(1,413)	(698)
Proceeds from sale of other repossessed assets and REO held for sale, net	48,264	18,886
Other	(106)	(80)
Net cash provided from (used by) investing activities	(5,559)	60,372

FINANCING ACTIVITIES:
Decrease in deposits, net	(124,798)	(26,555)
Repayment of FHLB advances	(32,802)	(142,502)
Decrease in other borrowings, net	(39,528)	(4,110)
Cash dividends paid	(5,389)	(3,545)
Cash proceeds from issuance of stock for stockholder reinvestment program, net of reverse stock split fractional share repurchases	8,265	10,503
Cash proceeds from issuance of stock in secondary offering, net of offering costs	--	148,042
Net cash used by financing activities	(194,252)	(18,167)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(145,208)	114,181

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	361,652	323,005
CASH AND DUE FROM BANKS, END OF PERIOD	$216,444	$437,186

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$19,575	$35,784
Taxes received in cash	(13,058)	(561)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	26,917	45,487

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Banner Corporation (the Company), a bank holding company incorporated in the State of Washington and its wholly-owned subsidiaries, Banner Bank and Islanders Bank (the Banks).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  Certain reclassifications have been made to the 2010 Consolidated Financial Statements and/or schedules to conform to the 2011 presentation.  These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial.  All significant intercompany transactions and balances have been eliminated.

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

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC (2010 Form 10-K).  Interim results are not necessarily indicative of results for a full year.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Regulatory Actions:  On March 23, 2010, Banner Bank entered into a Memorandum of Understanding (Bank MOU) with the FDIC and Washington DFI.  Banner Corporation also entered into a similar MOU with the Federal Reserve Bank of San Francisco on March 29, 2010 (FRB MOU).  Under the Bank MOU, Banner Bank is required, among other things, to develop and implement plans to reduce commercial real estate concentrations; to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 leverage capital to equal or exceed 10% of average assets.  In addition, Banner Bank is not permitted to pay cash dividends to Banner Corporation without prior approval from the FDIC and Washington DFI and the Company and Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  Further, the Company may not pay any dividends on common or preferred stock, pay interest or principal on the balance of its junior subordinated debentures or repurchase our common stock without the prior written non-objection of the Federal Reserve Bank.  See Item 1A, Risk Factors, “We are required to comply with the terms of memoranda of understanding that we have entered into with the FDIC and DFI and the Federal Reserve and lack of compliance could result in additional regulatory actions” in our 2010 Form 10-K.

Reverse stock split: On May 26, 2011, Banner Corporation filed with the Secretary of State of the State of Washington Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, which effected a 1-for-7 reverse stock split. The amendment to the Company's Amended and Restated Articles of Incorporation was effective June 1, 2011.

As a result of the reverse stock split, every seven shares of the Company's common stock issued and outstanding immediately prior to the effective date automatically consolidated into one share of common stock.  No fractional shares of common stock were issued by the Company in connection with the reverse stock split.  Approximately $50,000 in cash was paid for fractional shares based on the closing price of the common stock on May 31, 2011.  All prior shares and per share information have been retroactively adjusted for the reverse stock split.

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

Banner intends to use a significant portion of the net proceeds from the offering to strengthen Banner Bank’s regulatory capital ratios in accordance with the Bank MOU and to support managed growth as economic conditions improve.  To that end, at June 30, 2011, the Company had invested a cumulative $110 million as additional paid-in common equity in Banner Bank.  The Tier 1 leverage capital of Banner Bank was 11.37% of average assets on June 30, 2011, compared to 10.84% at December 31, 2010.  The Company expects to use the remaining net proceeds for general working capital purposes, including additional capital investments in its subsidiary banks if appropriate.

Deferred Tax Asset Valuation Allowance:  The Company and the Banks file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under U.S. generally acceptable accounting principles (GAAP), a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.  While realization of the deferred tax asset is ultimately dependent on a return to sustained profitability, which management believes is more likely than not, the guidance reflected in the accounting standard is significantly influenced by consideration of recent historical operating results.  During the third quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  This action caused our income tax expense to be $24.0 million for that period.  As a result, we recorded $18.0 million income tax expense for the year ended December 31, 2010.  No tax benefit or expense was recognized during the three or six months ended June 30, 2011.  See Note 12 of the Notes to the Consolidated Financial Statements for more information.

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively beginning in the period of adoption.  The amendments change the wording used to describe requirements for measuring fair value under U.S. GAAP to be more consistent with IFRSs.  The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In April 2011, FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU No. 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring.  This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption.  The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements but may result in a change in the amount of loans classified as troubled debt restructurings.

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

Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements.  Also, if a valuation technique has changed, entities should disclose that change and the reason for the change.  Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009.  The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis became effective for fiscal years beginning after December 15, 2010.  The implementation of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	June 30 2011	December 31 2010	June 30 2010

Interest-bearing deposits included in cash and due from banks	$168,198	$321,896	$369,864

U.S. Government and agency obligations	216,761	139,807	108,672

Municipal bonds:
Taxable	14,486	7,123	3,221
Tax exempt	83,315	75,509	69,051
Total municipal bonds	97,801	82,632	72,272

Corporate bonds	59,788	58,495	43,710

Mortgage-backed or related securities:
GNMA	21,818	23,732	16,844
FHLMC	25,941	26,952	37,087
FNMA	27,362	32,341	36,691
Private issuer	3,108	3,544	3,949
Total mortgage-backed or related securities	78,229	86,569	94,571

Equity securities (excludes FHLB stock)	646	190	130

Total securities	453,225	367,693	319,355

FHLB stock	37,371	37,371	37,371

	$658,794	$726,960	$726,590

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at June 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	June 30, 2011			December 31, 2010
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total

U.S. Government and agency obligations	$4,163	$4,321	4.9%	$4,167	$4,379	4.6%

Municipal bonds:
Taxable	632	661	0.7	682	693	0.7
Tax exempt	5,426	5,695	6.4	5,422	5,705	6.0
Total municipal bonds	6,058	6,356	7.1	6,104	6,398	6.7

Corporate bonds	63,530	35,834	40.1	63,581	34,724	36.4

Mortgage-backed or related securities:
FHLMC	13,023	13,796	15.4	16,554	17,347	18.2
FNMA	26,769	28,421	31.8	30,749	32,341	33.9
Total mortgage-backed or related securities	39,792	42,217	47.2	47,303	49,688	52.1

Equity securities	6,915	646	0.7	6,915	190	0.2

	$120,458	$89,374	100.0%	$128,070	$95,379	100.0%

There were no sales of securities—trading during the six months ended June 30, 2011 or 2010.  The Company did not recognize an OTTI charge on securities—trading during the six months ended June 30, 2011.  However, for the six months ended June 30, 2010, we recognized a $1.2 million OTTI charge on a corporate bond that is a single-issue trust preferred security.  At June 30, 2011, there was one single-issuer trust preferred security in our trading portfolio on nonaccrual status with an amortized cost of $4.3 million and an estimated fair value of $1.4 million.  This same security was on nonaccrual status as of December 31, 2010.

The amortized cost and estimated fair value of securities—trading at June 30, 2011 and December 31, 2010, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$2,761	$2,810	$1,762	$1,816
Due after one year through five years	1,546	1,623	2,549	2,668
Due after five years through ten years	19,065	20,084	20,442	21,328
Due after ten years through twenty years	14,436	15,077	16,234	16,840
Due after twenty years	75,735	49,134	80,168	52,537

	113,543	88,728	121,155	95,189

Equity securities	6,915	646	6,915	190

	$120,458	$89,374	$128,070	$95,379

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at June 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$211,914	$629	$(103)	$212,440	74.0%

Municipal bonds:
Taxable	6,802	100	--	6,902	2.4
Tax exempt	9,176	63	(41)	9,198	3.2
Total municipal bonds	15,978	163	(41)	16,100	5.6

Corporate bonds	22,704	10	(11)	22,703	7.9

Mortgage-backed or related securities:
FHLMC	6,768	244	--	7,012	2.4
FNMA	4,067	32	(25)	4,074	1.4
GNMA	20,430	1,388	--	21,818	7.6
Private issuer	2,937	171	--	3,108	1.1
Total mortgage-backed or related securities	34,202	1,835	(25)	36,012	12.5

	$284,798	$2,637	$(180)	$287,255	100.0%

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$135,770	$323	$(665)	$135,428	67.6%

Municipal bonds:
Taxable	800	--	(25)	775	0.4
Tax exempt	4,723	--	(102)	4,621	2.3
Total municipal bonds	5,523	--	(127)	5,396	2.7

Corporate bonds	22,536	--	(14)	22,522	11.2

Mortgage-backed or related securities:
FHLMC	9,314	291	--	9,605	4.8
GNMA	22,597	1,167	(32)	23,732	11.9
Private issuer	3,318	226	--	3,544	1.8
Total mortgage-backed or related securities	35,229	1,684	(32)	36,881	18.5

	$199,058	$2,007	$(838)	$200,227	100.0%

At June 30, 2011 and December 31, 2010, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$25,697	$(103)	$--	$--	$25,697	$(103)

Municipal bonds:
Taxable	455	--	--	--	455	--
Tax exempt	2,817	(41)	--	--	2,817	(41)
Total municipal bonds	3,272	(41)	--	--	3,272	(41)

Corporate bonds	5,263	(11)	--	--	5,263	(11)

Mortgage-backed or related securities	3,029	(25)	--	--	3,029	(25)

	$37,261	$(180)	$--	$--	$37,261	$(180)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$70,426	$(665)	$--	$--	$70,426	$(665)

Municipal bonds:
Taxable	775	(25)	--	--	775	(25)
Tax exempt	4,621	(102)	--	--	4,621	(102)
Total municipal bonds	5,396	(127)	--	--	5,396	(127)

Corporate bonds	17,604	(14)	--	--	17,604	(14)

Mortgage-backed or related securities	2,488	(32)	--	--	2,488	(32)

	$95,914	$(838)	$--	$--	$95,914	$(838)

There were no sales of securities—available-for-sale during the six months ended June 30, 2011 as compared to the sale of one security during the six months ended June 30, 2010 for $2.0 million.  There were no OTTI charges on securities—available-for-sale for the six months ended June 30, 2011 and 2010.  At June 30, 2011, there were 13 securities—available-for-sale with unrealized losses, compared to 24 at December 31, 2010.  Management does not believe that any individual unrealized loss as of June 30, 2011 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available-for-sale at June 30, 2011 and December 31, 2010, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$42,603	$42,630	$55,135	$55,132
Due after one year through five years	171,604	172,148	107,356	106,916
Due after five years through ten years	40,456	40,539	1,338	1,298
Due after ten years through twenty years	2,937	3,108	3,318	3,544
Due after twenty years	27,198	28,830	31,911	33,337

	$284,798	$287,255	$199,058	$200,227

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at June 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$6,924	$216	$--	$7,140	9.0%
Tax exempt	68,422	2,389	(64)	70,747	89.4
Total municipal bonds	75,346	2,605	(64)	77,887	98.4

Corporate bonds	1,250	--	(8)	1,242	1.6

	$76,596	$2,605	$(72)	$79,129	100.0%

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total
Municipal bonds:
Taxable	$5,654	$68	$(71)	$5,651	7.6%
Tax exempt	65,183	1,952	(106)	67,029	90.7
Total municipal bonds	70,837	2,020	(177)	72,680	98.3

Corporate bonds	1,250	8	(22)	1,236	1.7

	$72,087	$2,028	$(199)	$73,916	100.0%

At June 30, 2011 and December 31, 2010, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$--	$--	$--	$--	$--	$--
Tax exempt	3,629	(31)	1,828	(33)	5,457	(64)
Total municipal bonds	3,629	(31)	1,828	(33)	5,457	(64)

Corporate bonds	--	--	492	(8)	492	(8)

	$3,629	$(31)	$2,320	$(41)	$5,949	$(72)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$3,443	$(71)	$--	$--	$3,443	$(71)
Tax exempt	13,301	(106)	--	--	13,301	(106)
Total municipal bonds	16,744	(177)	--	--	16,744	(177)

Corporate bonds	--	--	478	(22)	478	(22)

	$16,744	$(177)	$478	$(22)	$17,222	$(199)

There were no sales of securities—held-to-maturity during the six months ended June 30, 2011 or 2010.  The Company did not recognize any OTTI charge on securities—held-to-maturity during the six months ended June 30, 2011 or 2010.  As of June 30, 2011, there were two held-to-maturity non-rated corporate bonds issued by a housing authority on nonaccrual status each with an amortized cost of $250,000 and estimated fair value of $246,000.  Management expects to collect all amounts due for these securities.  There were six securities—held-to-maturity with unrealized losses at June 30, 2011, compared to 13 at December 31, 2010.  Management does not believe that any individual unrealized loss as of June 30, 2011 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—held-to-maturity at June 30, 2011 and December 31, 2010, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$3,200	$3,256	$2,297	$2,342
Due after one year through five years	11,834	12,358	10,634	11,145
Due after five years through ten years	11,697	12,188	15,143	15,368
Due after ten years through twenty years	47,775	49,140	41,832	42,765
Due after twenty years	2,090	2,187	2,181	2,296

	$76,596	$79,129	$72,087	$73,916

The following table presents, as of June 30, 2011, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$111,476	$114,956
Interest rate swap counterparties	5,363	5,481
Retail repurchase transaction accounts	120,173	123,828
Other	4,250	4,446

Total pledged securities	$241,262	$248,711

Note 6:  FHLB STOCK

The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, we are required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  For the three and six months ended June 30, 2011 and 2010, we did not receive any dividend income on FHLB stock.  The Seattle FHLB announced that it had a risk-based capital deficiency as of December 31, 2008 under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  At June 30, 2011, the Company had recorded $37.4 million in FHLB stock, unchanged from December 31, 2010.  This stock is generally viewed as a long-term investment and is carried at par.  It does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Management periodically evaluates FHLB stock for impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  The Company has reviewed the financial statements of the FHLB and has concurred with its conclusion.  Accordingly, the Company has not recorded an impairment on its investment in FHLB stock.  However, further deterioration in the FHLB's financial position may result in impairment in the value of those securities.  The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of its investment.

Note 7:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

We originate residential mortgage loans for both portfolio investment and sale in the secondary market.  At the time of origination, mortgage loans are designated as held for sale or held for investment.  Loans held for sale are stated at the lower of cost or estimated market value determined on an aggregate basis.  Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  The Banks also originate construction, land and land development, commercial and multifamily real estate, commercial business, agricultural and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts and premiums.  Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

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

Loans receivable, including loans held for sale, at June 30, 2011, December 31, 2010 and June 30, 2010 are summarized as follows (dollars in thousands):

	June 30, 2011		December 31, 2010		June 30, 2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Commercial real estate
Owner-occupied	$507,751	15.3%	$515,093	15.1%	$503,796	13.9%
Investment properties	582,569	17.6	550,610	16.2	553,689	15.3
Multifamily real estate	147,951	4.5	134,634	4.0	149,980	4.1
Commercial construction	35,790	1.1	62,707	1.8	84,379	2.3
Multifamily construction	20,552	0.6	27,394	0.8	56,573	1.6
One- to four-family construction	140,669	4.4	153,383	4.5	182,928	5.0
Land and land development
Residential	128,920	3.9	167,764	4.9	228,156	6.3
Commercial	29,347	0.9	32,386	1.0	29,410	0.8
Commercial business	566,243	17.1	585,457	17.2	635,130	17.5
Agricultural business, including secured by farmland	208,485	6.3	204,968	6.0	208,815	5.8
One- to four-family real estate	658,216	19.9	682,924	20.1	702,420	19.3
Consumer	97,396	2.9	99,761	2.9	103,065	2.8
Consumer secured by one- to four-family	182,778	5.5	186,036	5.5	193,163	5.3

Total loans outstanding	3,306,667	100.0%	3,403,117	100.0%	3,631,504	100.0%

Less allowance for loan losses	(92,000)		(97,401)		(95,508)

Net loans	$3,214,667		$3,305,716		$3,535,996

Loan amounts are net of unearned, unamortized loan fees (and costs) of approximately $10 million, $11 million and $12 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

The Company’s loans by geographic concentration at June 30, 2011 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate
Owner-occupied	$383,576	$69,389	$51,458	$3,328	$507,751
Investment properties	436,279	99,304	41,016	5,970	582,569
Multifamily real estate	120,552	17,187	9,749	463	147,951
Commercial construction	23,267	822	11,701	--	35,790
Multifamily construction	12,514	8,038	--	--	20,552
One- to four-family construction	71,494	66,430	2,745	--	140,669
Land and land development
Residential	67,575	50,719	10,626	--	128,920
Commercial	25,286	949	3,112	--	29,347
Commercial business	382,517	109,068	61,155	13,503	566,243
Agricultural business, including secured by farmland	110,836	40,842	56,784	23	208,485
One- to four-family real estate	416,713	211,703	27,488	2,312	658,216
Consumer	69,094	22,734	5,568	--	97,396
Consumer secured by one- to four- family	125,771	44,070	12,439	498	182,778

Total loans	$2,245,474	$741,255	$293,841	$26,097	$3,306,667

Percent of total loans	67.9%	22.4%	8.9%	0.8%	100.0%

The geographic concentrations of Banner’s land and land development loans by state at June 30, 2011 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$32,439	$28,568	$3,823	$64,830
Improved land and lots	22,026	16,592	923	39,541
Unimproved land	13,110	5,559	5,880	24,549

Total residential land and development	$67,575	$50,719	$10,626	$128,920
Commercial and industrial:
Acquisition and development	$3,873	$--	$510	$4,383
Improved land and lots	8,865	--	200	9,065
Unimproved land	12,548	949	2,402	15,899

Total commercial land development	$25,286	$949	$3,112	$29,347

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, at June 30, 2011, December 31, 2010 and June 30, 2010 were as follows (in thousands):

	June 30 2011	December 31 2010	June 30 2010
Fixed-rate (term to maturity):
Due in one year or less	$191,252	$214,625	$187,864
Due after one year through three years	245,203	232,412	216,061
Due after three years through five years	189,938	173,533	214,659
Due after five years through ten years	143,647	119,108	124,755
Due after ten years	512,639	530,548	551,897

Total fixed-rate loans	1,282,679	1,270,226	1,295,236

Adjustable-rate (term to rate adjustment):
Due in one year or less	1,221,511	1,311,679	1,452,687
Due after one year through three years	435,987	428,910	457,819
Due after three years through five years	331,136	356,241	382,801
Due after five years through ten years	35,354	36,061	41,760
Due after ten years	--	--	1,201

Total adjustable-rate loans	2,023,988	2,132,891	2,336,268

Total loans	$3,306,667	$3,403,117	$3,631,504

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

The amount of impaired loans and the related allocated reserve for loan losses as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate	$22,421	$1,393	$24,727	$2,151
Multifamily	1,559	332	1,889	139
Construction and land	53,529	6,657	75,734	6,541
Commercial business	15,264	2,011	21,100	5,332
Agricultural business, including secured by farmland	1,343	35	5,853	56
One- to four-family residential	15,435	319	16,869	23
Consumer	4,400	1,800	2,332	84

Total nonaccrual loans	113,951	12,547	148,504	14,326

Past due and still accruing	1,294	40	2,985	7
TDRs	55,652	2,470	60,115	4,054

Total impaired loans	$170,897	$15,057	$211,604	$18,387

As of June 30, 2011, the Company had additional commitments to advance funds up to an amount of $568,000 related to impaired loans.

The following tables provide additional information on impaired loans, with and without specific allowance reserves, at their recorded investment amount as of June 30, 2011 and December 31, 2010. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):
	June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance

Without a specific allowance reserve (1)
Commercial real estate	$3,905	$3,905	$409
Multifamily real estate	2,829	2,829	986
Construction and land	9,878	10,464	1,944
Commercial business	4,912	5,112	1,079
Agricultural business, including secured by farmland	1,055	1,480	72
One- to four-family residential	28,790	28,932	142
Consumer	2,262	2,470	93

	53,631	55,192	4,725

With a specific allowance reserve (2)
Commercial real estate	24,061	27,064	1,350
Multifamily real estate	728	948	--
Construction and land	61,315	88,655	5,769
Commercial business	10,954	15,854	1,016
Agricultural business, including secured by farmland	832	1,052	--
One- to four-family residential	16,126	16,852	413
Consumer	3,250	3,250	1,784

	117,266	153,675	10,332

Total impaired loans
Commercial real estate	$27,966	$30,969	$1,759
Multifamily real estate	3,557	3,777	986
Construction and land	71,193	99,119	7,713
Commercial business	15,866	20,966	2,095
Agricultural business, including secured by farmland	1,887	2,532	72
One- to four-family residential	44,916	45,784	555
Consumer	5,512	5,720	1,877

Total	$170,897	$208,867	$15,057

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance

Without a specific allowance reserve (1)
Commercial real estate	$4,870	$5,295	$594
Multifamily real estate	339	339	68
Construction and land	9,758	10,237	1,955
Commercial business	7,558	7,576	1,044
Agricultural business, including secured by farmland	475	900	19
One- to four-family residential	31,094	31,121	122
Consumer	252	252	4

	54,346	55,720	3,806

With a specific allowance reserve (2)
Commercial real estate	26,384	28,048	2,320
Multifamily real estate	1,471	1,471	55
Construction and land	88,065	117,152	7,275
Commercial business	14,134	19,224	4,358
Agricultural business, including secured by farmland	5,457	8,934	37
One- to four-family residential	20,736	21,791	536
Consumer	1,011	1,011	--

	157,258	197,631	14,581

Total impaired loans
Commercial real estate	$31,254	$33,343	$2,914
Multifamily real estate	1,810	1,810	123
Construction and land	97,823	127,389	9,230
Commercial business	21,692	26,800	5,402
Agricultural business, including secured by farmland	5,932	9,834	56
One- to four-family residential	51,830	52,912	658
Consumer	1,263	1,263	4

Total	$211,604	$253,351	$18,387

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following table provides additional information on the average recorded investment and interest income recognized on impaired loans with and without specific allowance reserves for the three and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Six Months Ended June 30
	2011		2010		2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve:
Commercial real estate	$4,022	$49	$5,629	$56	$4,070	$102	$5,646	$138
Multifamily	2,833	38	366	10	2,838	78	371	20
Construction and land	9,912	117	20,531	244	10,178	231	20,777	497
Commercial and industrial	5,008	53	9,334	68	5,212	121	9,757	141
Agricultural business, including secured by farmland	1,059	14	468	--	1,177	20	493	--
One- to four-family residential	28,858	306	31,071	368	28,938	643	31,129	744
Consumer	2,410	22	2,747	13	2,449	43	2,766	30
	54,102	599	70,146	759	54,862	1,238	70,939	1,570

With a specific allowance reserve:
Commercial real estate	25,220	108	5,776	43	25,634	257	5,812	114
Multifamily	875	5	--	--	915	10	--	--
Construction and land	76,648	243	136,207	262	82,251	555	139,931	577
Commercial and industrial	11,650	3	17,098	77	12,283	64	18,080	149
Agricultural business, including secured by farmland	832	--	7,782	75	832	--	8,139	154
One- to four-family residential	16,243	146	16,440	51	16,335	296	16,453	112
Consumer	3,242	27	720	2	3,247	47	720	4
	134,710	532	184,023	510	141,497	1,229	189,135	1,110

Total impaired loans:
Commercial real estate	$29,242	$157	$11,405	$99	$29,704	$359	$11,458	$252
Multifamily	3,708	43	366	10	3,753	88	371	20
Construction and land	86,560	360	156,738	506	92,429	786	160,708	1,074
Commercial and industrial	16,658	56	26,432	145	17,495	185	27,837	290
Agricultural business, including secured by farmland	1,891	14	8,250	75	2,009	20	8,632	154
One- to four-family residential	45,101	452	47,511	419	45,273	939	47,582	856
Consumer	5,652	49	3,467	15	5,696	90	3,486	34

Total	$188,812	$1,131	$254,169	$1,269	$196,359	$2,467	$260,074	$2,680

Credit Quality Indicators:  To appropriately and effectively manage the ongoing credit quality of the Company’s loan portfolio, management has implemented a risk-rating or loan grading system for its loans.  The system is a tool to evaluate portfolio asset quality throughout each applicable loan’s life as an asset of the Company.  Generally, loans and leases are risk rated on an aggregate borrower/relationship basis with individual loans sharing similar ratings.  There are some instances when specific situations relating to individual loans will provide the basis for different risk ratings within the aggregate relationship.  Loans are graded on a scale of 1 to 9.  For a description of the general characteristics of these categories, please refer to Note 6 of the Notes to the Consolidated Financial Statements in our 2010 Form 10-K.

The following table shows Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four- Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$980,495	$129,611	$249,561	$486,679	$201,518	$619,158	$272,289	$2,939,311
Special mention	28,263	15,301	1,725	33,704	2,152	1,287	395	82,827
Substandard	81,562	3,039	103,992	45,296	4,815	37,771	7,490	283,965
Doubtful	--	--	--	564	--	--	--	564
Loss	--	--	--	--	--	--	--	--
Total loans	$1,090,320	$147,951	$355,278	$566,243	$208,485	$658,216	$280,174	$3,306,667

Performing loans	$1,067,899	$146,391	$301,749	$550,978	$206,598	$642,159	$275,648	$3,191,422
Non-performing loans	22,421	1,560	53,529	15,265	1,887	16,057	4,526	115,245

Total loans	$1,090,320	$147,951	$355,278	$566,243	$208,485	$658,216	$280,174	$3,306,667

	December 31, 2010
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four- Family Residential	Consumer	Total Loans

Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$950,889	$116,078	$281,871	$514,204	$195,123	$645,452	$280,511	$2,984,128
Special mention	31,799	16,302	16,168	17,674	1,327	1,154	248	84,672
Substandard	83,015	2,254	145,595	52,713	8,352	36,318	5,038	333,285
Doubtful	--	--	--	866	166	--	--	1,032
Loss	--	--	--	--	--	--	--	--

Total loans	$1,065,703	$134,634	$443,634	$585,457	$204,968	$682,924	$285,797	$3,403,117

Performing loans	$1,040,976	$132,745	$367,900	$564,357	$199,115	$663,100	$283,435	$3,251,628
Non-performing loans	24,727	1,889	75,734	21,100	5,853	19,824	2,362	151,489

Total loans	$1,065,703	$134,634	$443,634	$585,457	$204,968	$682,924	$285,797	$3,403,117

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, in the commercial business category, and $38 million of scored business loans.  As loans in these pools become non-performing, they are individually risk-rated.

The following table provides additional detail on delinquency aging of Banner’s loans, including delinquent loans on accrual and on non-accrual status as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011
30-59 Days Past Due		60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing

Commercial real estate	$3,912	$1,905	$18,216	$24,033	$1,066,287	$1,090,320	$--
Multifamily real estate	253	--	1,244	1,497	146,454	147,951	--
Construction and land	317	2,588	47,787	50,692	304,586	355,278	--
Commercial business	1,510	617	10,019	12,146	554,097	566,243	1
Agricultural business, including secured by farmland	--	--	1,742	1,742	206,743	208,485	545
One-to four-family residential	522	3,354	11,763	15,639	642,577	658,216	622
Consumer	1,191	153	1,770	3,114	277,060	280,174	126

Total	$7,705	$8,617	$92,541	$108,863	$3,197,804	$3,306,667	$1,294

December 31, 2010
30-59 Days Past Due		60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing

Commercial real estate	$7,847	$8,753	$20,584	$37,184	$1,028,519	$1,065,703	$--
Multifamily real estate	--	--	1,329	1,329	133,305	134,634	--
Construction and land	6,148	1,846	54,460	62,454	381,180	443,634	--
Commercial business	3,939	824	14,159	18,922	566,535	585,457	--
Agricultural business, including secured by farmland	514	3,684	3,499	7,697	197,271	204,968	--
One-to four-family residential	951	6,119	17,106	24,176	658,748	682,924	2,955
Consumer	1,535	1,006	1,554	4,095	281,702	285,797	30

Total	$20,934	$22,232	$112,691	$155,857	$3,247,260	$3,403,117	$2,985

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30, 2011
	Commercial Real Estate and Multifamily	Construction and Land	Commercial / Agricultural Business	One- to Four- Family Residential	Consumer	Commitments and Unallocated(1)	Total
Allowance for loan losses:
Beginning balance	$17,926	$30,346	$23,495	$8,149	$1,452	$16,264	$97,632
Provision for loan losses	2,665	991	1,904	1,970	221	249	8,000
Recoveries	15	716	81	29	84	--	925
Charge-offs	(2,115)	(6,077)	(4,159)	(1,894)	(312)	--	(14,557)

Ending balance	$18,491	$25,976	$21,321	$8,254	$1,445	$16,513	$92,000

	For the Six Months Ended June 30, 2011
	Commercial Real Estate and Multifamily	Construction and Land	Commercial / Agricultural Business	One- to Four- Family Residential	Consumer	Commitments and Unallocated(1)	Total
Allowance for loan losses:
Beginning balance	$15,742	$33,121	$26,391	$5,829	$1,794	$14,524	$97,401
Provision for loan losses	6,265	8,718	1,418	6,447	163	1,989	25,000
Recoveries	15	751	162	81	162	--	1,171
Charge-offs	(3,531)	(16,614)	(6,650)	(4,103)	(674)	--	(31,572)

Ending balance	$18,491	$25,976	$21,321	$8,254	$1,445	$16,513	$92,000

	At June 30, 2011

Allowance individually evaluated for impairment	$1,350	$5,769	$1,016	$413	$1,784	$--	$10,332
Allowance collectively evaluated for impairment	17,141	20,207	20,305	7,841	(339)	16,513	81,668

Total allowance for loan losses	$18,491	$25,976	$21,321	$8,254	$1,445	$16,513	$92,000

(1)The portion of the allowance allocated to commitments was $1.0 million and the portion that is unallocated was $15.5 million.

	At June 30, 2011

Loan balances:
Loans individually evaluated for impairment	$24,789	$61,315	$11,786	$16,126	$3,250	n/a	$117,266
Loans collectively evaluated for impairment	1,213,482	293,963	762,942	642,090	276,924	n/a	3,189,401

Total loans	$1,238,271	$355,278	$774,728	$658,216	$280,174	n/a	$3,306,667

	For the Three Months Ended June 30, 2010
	Commercial Real Estate and Multifamily	Construction and Land	Commercial / Agricultural Business	One- to Four- Family Residential	Consumer	Commitments and Unallocated(1)	Total
Allowance for loan losses:
Beginning balance	$10,351	$44,078	$25,479	$3,093	$1,898	$10,834	$95,733
Provision for loan losses	(945)	13,543	943	2,494	302	(337)	16,000
Recoveries	--	235	595	71	69	--	970
Charge-offs	--	(12,255)	(2,433)	(2,128)	(379)	--	(17,195)

Ending balance	$9,406	$45,601	$24,584	$3,530	$1,890	$10,497	$95,508

	For the Six Months Ended June 30, 2010
	Commercial Real Estate and Multifamily	Construction and Land	Commercial / Agricultural Business	One- to Four- Family Residential	Consumer	Commitments and Unallocated(1)	Total
Allowance for loan losses:
Beginning balance	$8,368	$45,209	$22,973	$2,912	$1,809	$13,998	$95,269
Provision for loan losses	1,130	19,749	6,945	4,790	887	(3,501)	30,000
Recoveries	--	622	1,885	71	128	--	2,706
Charge-offs	(92)	(19,979)	(7,219)	(4,243)	(934)	--	(32,467)

Ending balance	$9,406	$45,601	$24,584	$3,530	$1,890	$10,497	$95,508

	At June 30, 2010

Allowance individually evaluated for impairment	$156	$11,533	$4,018	$890	$219	$--	$16,816
Allowance collectively evaluated for impairment	9,250	34,068	20,566	2,640	1,671	10,497	78,692

Total allowance for loan losses	$9,406	$45,601	$24,584	$3,530	$1,890	$10,497	$95,508

(1)The portion of the allowance allocated to commitments was $900,000 and the portion that is unallocated was $9.6 million.

	At June 30, 2010

Loan balances:
Loans individually evaluated for impairment	$5,750	$108,520	$21,676	$15,140	$1,991	n/a	$153,077
Loans collectively evaluated for impairment	1,201,715	472,926	822,269	687,280	294,237	n/a	3,478,427

Total loans	$1,207,465	$581,446	$843,945	$702,420	$296,228	n/a	$3,631,504

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in real estate owned (REO), net of valuation adjustments, for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Balance, beginning of the period	$94,945	$95,074	$100,872	$77,743

Additions from loan foreclosures	11,918	17,885	26,834	45,212
Additions from capitalized costs	1,532	380	3,147	1,516
Dispositions of REO	(32,437)	(10,532)	(51,331)	(20,411)
Gain (loss) on sale of REO	58	(498)	(479)	(1,235)
Valuation adjustments in the period	(4,811)	(824)	(7,838)	(1,340)

Balance, end of the period	$71,205	$101,485	$71,205	$101,485

The following table shows REO by type and geographic location by state as of June 30, 2011 (in thousands):

	Washington	Oregon	Idaho	Total

Commercial real estate	$1,533	$13	$477	$2,023
One- to four-family construction	472	3,646	--	4,118
Land development- commercial	3,876	4,065	200	8,141
Land development- residential	18,787	18,763	3,400	40,950
Agricultural land	--	256	850	1,106
One- to four-family real estate	6,729	6,084	2,054	14,867

Balance, end of period	$31,397	$32,827	$6,981	$71,205

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

Note 9:  OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Other Intangible Assets:  At June 30, 2011, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

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

The following table summarizes the changes in the Company’s core deposit intangibles and other intangibles for the six months ended June 30, 2011 and the year ended December 31, 2010 (in thousands):

	Core Deposit Intangibles	Other	Total

Balance, December 31, 2010	$8,598	$11	$8,609
Amortization	(1,166)	(1)	(1,167)
Impairment write-off	--	--	--

Balance, June 30, 2011	$7,432	$10	$7,442

	Core Deposit Intangibles	Other	Total

Balance, December 31, 2009	$11,057	$13	$11,070
Amortization	(2,459)	(2)	(2,461)
Impairment write-off	--	--	--

Balance, December 31, 2010	$8,598	$11	$8,609

Estimated annual amortization expense with respect to existing intangibles as of June 30, 2011 is as follows (in thousands):

Year Ended	Core Deposit Intangibles	Other	Total

December 31, 2011	$2,276	$2	$2,278
December 31, 2012	2,092	2	2,094
December 31, 2013	1,908	2	1,910
December 31, 2014	1,724	2	1,726
Thereafter	598	3	601

	$8,598	$11	$8,609

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the first six months of 2011 and during all of 2010, the Company did not record an impairment charge.  Loans serviced for others totaled $727 million and $705 million at June 30, 2011 and December 31, 2010, respectively.  Custodial accounts maintained in connection with this servicing totaled $4 million and $6 million at June 30, 2011 and December 31, 2010, respectively.

An analysis of our mortgage servicing rights for the three and six months ended June 30, 2011 and 2010 is presented below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Balance, beginning of the period	$5,320	$5,562	$5,441	$5,703
Amounts capitalized	385	161	653	417
Amortization (1)	(336)	(408)	(725)	(805)
Valuation adjustments in the period	--	--	--	--

Balance, end of the period	$5,369	$5,315	$5,369	$5,315

(1) Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

Note 10:  DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Deposits consisted of the following at June 30, 2011, December 31, 2010 and June 30, 2010 (dollars in thousands):

	June 30 2011		December 31 2010		June 30 2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$645,778	18.6%	$600,457	16.7%	$548,251	14.3%
Interest-bearing checking	356,321	10.3	357,702	10.0	368,418	9.6
Regular savings accounts	631,688	18.2	616,512	17.2	593,591	15.4
Money market accounts	434,281	12.5	459,034	12.8	441,222	11.5
Total transaction and saving accounts	2,068,068	59.6	2,033,705	56.7	1,951,482	50.8

Certificates which mature or reprice:
Within 1 year	1,092,682	31.6	1,185,405	33.0	1,605,190	41.8
After 1 year, but within 3 years	242,987	7.0	314,532	8.7	241,639	6.3
After 3 years	62,663	1.8	57,556	1.6	40,684	1.1
Total certificate accounts	1,398,332	40.4	1,557,493	43.3	1,887,513	49.2

Total deposits	$3,466,400	100.0%	$3,591,198	100.0%	$3,838,995	100.0%

Included in total deposits:
Public fund transaction accounts	$72,181	2.0%	$64,482	1.8%	$85,292	2.2%
Public fund interest-bearing certificates	69,219	2.0	81,809	2.3	81,668	2.1
Total public deposits	$141,400	4.0%	$146,291	4.1%	$166,960	4.3%

Total brokered deposits	$73,161	2.1%	$102,984	2.9%	$145,571	3.8%

The following table presents the geographic concentration of deposits at June 30, 2011 (in thousands):

	Washington	Oregon	Idaho	Total

Total deposits	$2,646,712	$591,519	$228,169	$3,466,400

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

The following table presents customer repurchase agreement balances as of June 30, 2011, December 31, 2010 and June 30, 2010 (in thousands):

	June 30 2011	December 31 2010	June 30 2010

Retail repurchase agreements	$85,822	$125,140	$122,755

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

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  This has been particularly true for Banner’s TPS and TRUP CDO securities.  As of June 30, 2011, Banner owned $32 million in current par value of these securities, exclusive of those securities Banner elected to write-off completely.  The market for TRUP CDO securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are still very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at June 30, 2011 and December 31, 2010:

o	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value,

o
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was equally or more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008, and

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

At June 30, 2011, Banner also directly owned approximately $18 million in current par value of TPS securities issued by three individual financial institutions for which no market data or independent valuation source is available.  Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values.  Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions.  Since these three TPS securities are also concentrated in the financial institutions sector, which continues to be under significant pricing pressure at June 30, 2011, management applied credit factors to differentiate these issues based upon its judgment of the risk profile of the various issuers.  These credit factors were then incorporated into the model at June 30, 2011, and discount rates equal to three-month LIBOR plus 600 to 900 basis points were used to calculate the respective fair values of these securities.  At June 30, 2011, Banner also has one TPS security for a large national bank with a par value of $5 million that is not actively traded, but for which more market data is available, permitting a Level 2 fair value measurement.  All levels are reviewed annually for appropriateness.

In addition to the three TPS considered Level 3 and one TPS considered Level 2, based on its credit analysis, management determined that collection of two other TPS securities was highly unlikely and therefore elected to write off the balance of these securities as OTTI charges—one in the third quarter of 2009 and one during the first quarter of 2010.  Further, during the quarter ended September 30, 2010, the Company recognized an OTTI charge of $3.0 million on a third single-issue trust preferred security which was classified as held-to-maturity.  Based on publicly available financial information on this issuer, the Company determined that collectability of the debt was in question and wrote down the value of this security to zero.  The debt security had previously been reported as a non-performing, non-accruing investment.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS debt that the Company has issued) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that the Company would elect early redemption.  The majority, $98 million, of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  The remaining $26 million issue has a current interest rate of 6.56%, which is fixed until December 15, 2011 and then resets quarterly to equal three-month LIBOR plus a spread of 1.62%.  In valuing the debentures at June 30, 2011, management evaluated discounted cash flows to maturity and for the discount rate used the June 30, 2011 three-month LIBOR plus 800 basis points, which resulted in a $409,000 decrease in fair value during the second quarter of 2011.  While the quarterly reset of the index on this debt would seemingly keep it close to market values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  Due to this reliance on assumptions and not on directly observable transactions, management considers this to be a Level 3 input method.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Level 1	Level 2		Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--		$212,440	$--	$212,440
Municipal bonds	--		16,100		16,100
Corporate bonds	--		22,703	--	22,703
Mortgage-backed securities	--		36,012	--	36,012
	--		287,255	--	287,255
Securities—trading
U.S. Government and agency	--		4,321	--	4,321
Municipal bonds	--		6,356	--	6,356
TPS and TRUP CDOs	--		5,106	30,728	35,834
Mortgage-backed securities	--		42,217	--	42,217
Equity securities and other	--		646	--	646
	--		58,646	30,728	89,374

	$--		$345,901	$30,728	$376,629

Liabilities
Advances from FHLB at fair value	$--		$10,572	$--	$10,572
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	-	--	47,986	47,986

	$--		$10,572	$47,986	$58,558

	December 31, 2010
	Level 1	Level 2		Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--		$135,428	$--	$135,428
Municipal bonds	--		5,396		5,396
Corporate bonds	--		22,522	--	22,522
Mortgage-backed securities	--		36,881	--	36,881
	--		200,227	--	200,227
Securities—trading
U.S. Government and agency	--		4,379	--	4,379
Municipal bonds	--		6,398	--	6,398
TPS and TRUP CDOs	--		5,063	29,661	34,724
Mortgage-backed securities	--		49,688	--	49,688
Equity securities and other	--		190	--	190
	--		65,718	29,661	95,379

	$--		$265,945	$29,661	$295,606

Liabilities
Advances from FHLB at fair value	$--		$43,523	$--	$43,523
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	-	--	48,425	48,425

	$--		$43,523	$48,425	$91,948

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30, 2011 Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2010	$29,661	$48,425

Total gains or losses recognized
Assets gains (losses), including OTTI	1,109	--
Liabilities (gains) losses	--	(439)
Purchases, issuances and settlements	--	--
Paydowns and maturities	(42)	--
Transfers in and/or out of Level 3	--	--

Ending balance at June 30, 2011	$30,728	$47,986

	Six Months Ended June 30, 2010 Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2009	$30,192	$47,694

Total gains or losses recognized
Assets gains (losses), including OTTI	398	--
Liabilities (gains) losses	--	2,114
Purchases, issuances and settlements	--	--
Transfers in and/or out of Level 3	--	--

Ending balance at June 30, 2010	$30,590	$49,808

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

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded.  These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan.  If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount.  The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology.  As of June 30, 2011, the Company reviewed all of its classified loans totaling $285 million and identified $171 million which were considered impaired.  Of those $171 million in impaired loans, $117 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established.  The $117 million had original carrying values of $154 million which have been reduced by partial write-downs totaling $37 million.  In addition to these write-downs, in order to bring the impaired loan balances to fair value, Banner also established $10 million in specific reserves on these impaired loans.  Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $54 million and were found to require allowances totaling $5 million.  The $54 million evaluated for reserve purposes within homogeneous pools included $31 million of TDRs which are currently performing according to their restructured terms.  The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO at fair value on a non-recurring basis.  REO properties are recorded at the lower of the Company’s investment or the fair market value of the property, less expected selling costs.  REO properties are reviewed periodically to determine if valuation allowances are necessary.  These valuation allowances are generally based on updated appraisals of the underlying properties.  Further, management may direct a reduction of the selling price of a property which may result in an additional valuation allowance.  Banner considers any valuation inputs related to REO to be Level 3 inputs.  For the three months ended June 30, 2011, we recognized $4.8 million of additional impairment charges related to REO assets, compared to $824,000 for the same quarter one year earlier.  For the six months ended June 30, 2011, these impairment charges totaled $7.8 million, compared to $1.3 million for the same period in 2010.

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

The following tables present the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the ASC 820 fair value hierarchy of the fair value measurements for those assets at June 30, 2011 and December 31, 2010 (in thousands):

	At or For the Six Months Ended June 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period

Impaired loans	$60,736	$--	$--	$60,736	$(14,265)
REO	71,205	--	--	71,205	(7,276)
Mortgage servicing rights	5,369	--	--	5,369	--

	At or For the Year Ended December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period

Impaired loans	$75,827	$--	$--	$75,827	$(34,140)
REO	100,872	--	--	100,872	(18,029)
Mortgage servicing rights	5,441	--	--	5,441	--

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010, whether or not recognized or recorded in the consolidated balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$216,444	$216,444	$361,652	$361,652
Securities—trading	89,374	89,374	95,379	95,379
Securities—available-for-sale	287,255	287,255	200,227	200,227
Securities—held-to-maturity	76,596	79,129	72,087	73,916
Loans receivable held for sale	1,907	1,932	3,492	3,537
Loans receivable	3,212,760	3,206,857	3,302,224	3,227,429
FHLB stock	37,371	37,371	37,371	37,371
Bank-owned life insurance	57,578	57,578	56,653	56,653
Mortgage servicing rights	5,369	5,369	5,441	5,441

Liabilities:
Demand, NOW and money market accounts	1,436,380	1,337,466	1,417,193	1,317,022
Regular savings	631,688	585,071	616,512	572,356
Certificates of deposit	1,398,332	1,406,089	1,557,493	1,562,850
FHLB advances at fair value	10,572	10,572	43,523	43,523
Junior subordinated debentures at fair value	47,986	47,986	48,425	48,425
Other borrowings	136,285	136,285	175,813	175,813

Off-balance-sheet financial instruments:
Commitments to originate loans	43	43	310	310
Commitments to sell loans	(43)	(43)	(310)	(310)

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

FHLB Stock:  The fair value is based upon the redemption value of the stock which equates to its carrying value.  Ownership of FHLB stock is restricted to the member institutions, and can only be purchased and redeemed at par.

Mortgage Servicing Rights:  Fair values are estimated based on current pricing for sales of servicing for new loans adjusted up or down based on the serviced loan’s interest rate versus current market new loan rates.

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

Commitments:  Commitments to sell loans with notional balances of $24 million and $31 million at June 30, 2011 and December 31, 2010, respectively, have a carrying value of $43,000 and $310,000, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $24 million and $31 million at June 30, 2011 and December 31, 2010, respectively, have a carrying value of ($43,000) and ($310,000).  The fair value of commitments to sell loans and of interest rate locks reflects changes in the level of market interest rates from the date of the commitment or rate lock to the date of the Company’s financial statements.  Other commitments to fund loans totaled $816 million and $738 million at June 30, 2011 and December 31, 2010, respectively, and have no carrying value at both dates, representing the cost of such commitments.  There were no commitments to purchase securities at June 30, 2011 or December 31, 2010.  At June 30, 2011 there were commitments totaling $7.9 million to sell securities and there were no commitments to sell securities at December 31, 2010.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 12:  INCOME TAXES AND DEFERRED TAXES

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax asset as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30	December 31
	2011	2010
Deferred tax assets:
REO and loan loss reserves	$39,308	$40,652
Deferred compensation	6,566	6,765
Net operating loss carryforward	26,016	21,161
Low income housing tax credits	3,739	3,319
Other	--	--
Total deferred tax assets	75,629	71,897

Deferred tax liabilities:
FHLB stock dividends	(6,230)	(6,230)
Depreciation	(3,939)	(4,405)
Deferred loan fees, servicing rights and loan origination costs	(4,620)	(4,646)
Intangibles	(2,630)	(3,041)
Financial instruments accounted for under fair value accounting	(17,782)	(16,983)
Other	(264)	--
Total deferred tax liabilities	(35,465)	(35,305)

Deferred income tax asset	40,164	36,592

Unrealized gain on securities available-for-sale	(884)	(421)

Valuation allowance	(39,280)	(36,171)

Deferred tax asset, net	$--	$--

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making this assessment.  While management believes a return to sustainable profitability is probable, based on available evidence and the guidance provided in GAAP, management is unable to conclude that it is more likely than not that the net deferred tax assets as of June 30, 2011 will be realized in the future.  The valuation allowance increased to $39.3 million during the first six months of 2011 from $36.2 million at December 31, 2010.

At December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $56.1 million and $21.5 million, respectively, which will expire, if unused, by the end of 2030.  The Company also has federal and state tax credit carryforwards of $3.3 million and $410,000, respectively, which will expire, if unused, by the end of 2030.

Retained earnings at June 30, 2011 and December 31, 2010 include approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recognized.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate.  Based on current corporate tax rates, this amount would be approximately $1.9 million at June 30, 2011.

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net income (loss)	$2,199	$(4,946)	$(5,643)	$(6,463)
Preferred stock dividend accrual	1,550	1,550	3,100	3,100
Preferred stock discount accretion	425	399	851	797

Net income (loss) available to common shareholders	$224	$(6,895)	$(9,594)	$(10,360)

Basic weighted average shares outstanding	16,535	3,493	16,404	3,328
Plus MRP, common stock options and common stock warrants considered outstanding for diluted EPS	--	--	--	--
Less dilutive shares not included as they are anti-dilutive for calculations of loss per share	--	--	--	--

	16,535	3,493	16,404	3,328

Earnings (loss) per common share
Basic	$0.01	$(1.97)	$(0.58)	$(3.11)
Diluted	$0.01	$(1.97)	$(0.58)	$(3.11)

Options to purchase an additional 61,225 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.  Also, as of June 30, 2011, the warrant issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to 243,998 shares of common stock was not included in the computation of diluted EPS because the exercise price of the warrant was greater than the average market price of common shares.

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

MRP and Restricted Stock Grants.  Under the MRP, the Company was authorized to grant up to 75,439 shares of restricted stock to its directors, officers and employees.  On July 26, 2006, this plan expired with 74,666 shares having been granted and no additional shares eligible to be granted.  Shares granted under the MRP vested ratably over a five-year period from the date of grant.  There were no expense accruals reflected in the Consolidated Statements of Operations for the three or six months ended June 30, 2011 for these grant awards. However, expense accruals for the three and six months ended June 30, 2010 totaled $0 and $2,000, respectively.  The fair values of the MRP stock grants were equal to their intrinsic value on the date of grant.  As of June 30, 2011 there was no unrecognized compensation expense related to the MRP.

The Company granted 16,565 shares of restricted common stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Bank and the Company on August 22, 2010.  The restricted shares were granted to Mr. Grescovich in accordance with his employment agreement, which, as an inducement material to his joining the Company and Banner Bank, provided for the granting of restricted shares on the six-month anniversary of the effective date of the agreement.  The shares vest in one-third annual increments over the next three years.  The expense associated with this restricted stock was $21,000 and $42,000 during the three and six months ended June 30, 2011, respectively.  Unrecognized compensation expense for this award as of June 30, 2011 was $181,000 and will be amortized over the next 26 months.

Stock Options.  Under the SOPs, Banner reserved 326,312 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees.  Authority to grant additional options under the 1996 Stock Option Plan terminated on July 26, 2006.  Authority to grant additional options under the 1998 Stock Option Plan terminated on July 24, 2008.  Authority to grant additional options under the 2001 Stock Option Plan terminated on April 20, 2011.  The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant.  Options granted vest at a rate of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

During the quarter and six months ended June 30, 2011 and 2010, the Company did not grant any stock options.  Additionally, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.  Stock-based compensation costs related to the SOPs were $10,000 and $19,000 for the quarters ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, stock-based compensation costs related to the SOPs were $18,000 and $38,000, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

The Company had $14,000 of total unrecognized compensation costs related to stock options at June 30, 2011 that are expected to be recognized over the next twelve months.  During the three and six months ended June 30, 2011, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus for some grants the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.  The Company recognized compensation expense of $66,000 and $0, respectively, for the three months ended June 30, 2011 and 2010 related to the increase in the fair value of SARs and additional vesting during the periods.  This expense during the six months ended June 30, 2011 and 2010 totaled $88,000 and $137,000, respectively.  At June 30, 2011, the aggregate liability related to SARs was $675,000 and is included in deferred compensation.  This liability is primarily related to accumulated dividend payments on the initial SAR grants which vested on June 30, 2011.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  As of June 30, 2011, outstanding commitments for which no liability has been recorded consisted of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$116,492
Revolving open-end lines secured by one-to four- family residential properties	118,170
Credit card lines	68,543
Other, primarily business and agricultural loans	481,472
Real estate secured by one- to four-family residential properties	23,778
Standby letters of credit and financial guarantees	7,800

Total commitments	$816,255

Commitments to sell loans secured by one- to four-family residential properties	$23,778

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

Information pertaining to outstanding interest rate swaps at June 30, 2011 and December 31, 2010 follows (dollars in thousands):

	June 30 2011	December 31 2010

Notional amount	$26,083	$19,213
Weighted average pay rate	5.34%	5.36%
Weighted average receive rate	1.57%	0.26%
Weighted average maturity in years	6.9	6.9
Unrealized gain included in total loans	2,970	2,796
Unrealized gain included in other assets	159	--
Unrealized loss included in other liabilities	$3,129	$2,796

At June 30, 2011 the majority of the Company’s interest rate swap agreements are with the Pacific Coast Bankers Bank (PCBB) as the counterparty.  The Company has swapped fixed-rate cash flows that it receives from its customers for variable-rate cash flows that it receives from the counterparty.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2011, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2011, we had total consolidated assets of $4.2 billion, total loans of $3.3 billion, total deposits of $3.5 billion and total stockholders’ equity of $511 million.

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

Weak economic conditions and strains in the financial and housing markets which first surfaced in late 2007 accelerated throughout 2008 and generally continued into the current year, have presented an unusually challenging environment for banks.  For Banner Corporation, this has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our previous historical experience and has also affected our net interest income and other operating revenues and expenses.  Despite the continuing impact of these factors for the quarter ended June 30, 2011, we had net income of $2.2 million which, after providing for the preferred stock dividend and related discount accretion, resulted in net income to common shareholders of $224,000 or $0.01 per diluted share, compared to a net loss to common shareholders of $6.9 million, or ($1.97) per diluted share, for the quarter ended June 30, 2010.  Our return to profitability in the current quarter reflects a lower provision for loan losses than in recent periods and continuation of a trend of solid revenue generation.  For the six months ended June 30, 2011 and 2010, our net loss to common shareholders was $9.6 million, or $(0.58) per common share, compared to a net loss of $10.4 million, or $(3.11) per common share for the same period a year earlier.  Although there have been indications that economic conditions are improving, the pace of recovery has been modest and uneven and ongoing stress in the economy has been the most significant challenge impacting our recent operating results.  As a result, like most financial institutions, our future operating results will be significantly affected by the course of recovery from the recessionary downturn.  However, we believe that maintaining our focus on improving our risk profile by aggressively managing our problem assets will lead to improved results in future periods.

Our provision for loan losses was $8.0 million for the quarter ended June 30, 2011, compared to $17.0 million in the prior quarter and $16.0 million recorded for the same period a year earlier.  For the six months ended June 30, 2011, the provision for loan losses was $25.0 million, compared to $30.0 million for the same period in 2010.  While significantly reduced from the immediately preceding quarter, the provision for loan losses in the current quarter continues to reflect high, although declining, levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  For most of the recent three-year period, housing markets remained weak in many of our primary service areas, resulting in elevated levels of delinquencies and non-performing assets and deterioration in property values, particularly for residential land and building lots, and the resultant need to provide for realized and anticipated losses.  By contrast, other non-housing related segments of our loan portfolio, while showing some signs of stress, have performed as expected with only normal levels of credit problems given the serious and persistent economic slowdown.  Since the second quarter of 2008, the higher than historical provision for loan losses has been the most significant factor affecting our operating results; however, we are encouraged by the continuing reduction in our exposure to residential construction, land and land development loans and the recent slowdown in the surfacing of new problem assets.  Looking forward we anticipate our credit costs, although still elevated by historical standards, will have less of an adverse effect on our earnings during the remaining quarters of 2011 as problem asset resolutions continue to progress.  (See Note 7, Loans and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased by $2.3 million for the quarter ended June 30, 2011 to $41.2 million compared to $38.9 million for the same quarter one year earlier, primarily as a result of expansion of our interest spread and net interest margin due to a lower cost of funds.  For the six months ended June 30, 2011, the net interest income before provision for loan losses was $81.3 million, an increase of $4.2 million, or 5%, compared to the same period in 2010.  Our net interest margin improved meaningfully during all of 2010 and in the first half of 2011 as rapidly declining interest expense on deposits contributed to significantly lower funding costs.  This trend to lower funding costs and the resulting increase in the net interest margin was driven by significant changes in our deposit mix and pricing and represents an important improvement in our core operating fundamentals, which should provide a solid base to build upon as the economy recovers.  Reduced levels of nonaccruing loans and non-performing assets also contributed to the improved net interest margin and net interest income in the current three and six-month periods.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, gains and losses on the sale of loans and securities, as well as non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value (see Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement) and in certain periods by other-than-temporary impairment (OTTI) charges on investment securities.  For the quarter ended June 30, 2011, we recorded a net gain of $1.9 million

($1.9 million after tax) in fair value adjustments.  During the same period a year earlier, we recognized a loss of $821,000 ($525,000 after tax) in fair value adjustments.   We did not record any OTTI charges during the second quarter of 2011 or 2010.  For the six months ended June 30, 2011, we recorded a net gain of $2.2 million ($2.2 million after tax) in fair value adjustments, and did not have any OTTI charges on investments.  For the six months ended June 30, 2010, we recognized fair value gains of $1.1 million ($696,000 after tax), which were more than offset by an OTTI charge on investments of $1.2 million.

Other operating income, excluding the fair value adjustments and OTTI losses, was $7.3 million for the quarter ended June 30, 2011, which was a slight increase of $307,000 from the same period one year earlier.  However, revenues (net interest income before the provision for loan losses plus other operating income), excluding fair value adjustments and OTTI losses, increased $2.6 million to $48.5 million for the quarter ended June 30, 2011, compared to $45.9 million for the quarter ended June 30, 2010, primarily as a result of the improvement in net interest income.  Revenues, excluding fair value adjustments and OTTI losses, increased $4.4 million to $95.6 million for the six months ended June 30, 2011, compared to $91.1 million for the six months ended June 30, 2010, also primarily as a result of increased net interest income.

Other operating expenses were $40.3 million for the quarter ended June 30, 2011, compared to $38.0 million for the same period in 2010.  The increase in the current quarter’s expenses primarily reflects increased charges related to real estate owned including $4.8 million in valuation adjustments.  For the six months ended June 30, 2011, other operating expenses totaled $78.4 million, compared to $73.4 million for the six months ended June 30, 2010, with the increase also primarily reflecting REO valuation adjustments.  See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010” and for more detailed information about our financial performance.

Non-GAAP Financial Information

Other operating income, revenues and other earnings information excluding fair value adjustments and OTTI losses are non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Total other operating income	$9,253	$6,186	$16,499	$13,910
Less other-than-temporary impairment losses	--	--	--	1,231
Less change in valuation of financial instruments carried at fair value	(1,939)	821	(2,195)	(1,087)

Total other operating income, excluding fair value adjustments and OTTI	$7,314	$7,007	$14,304	$14,054

Net interest income before provision for loan losses	$41,201	$38,941	$81,257	$77,091
Total other operating income	9,253	6,186	16,499	13,910
Less other-than-temporary impairment losses	--	--	--	1,231
Less change in valuation of financial instruments carried at fair value	(1,939)	821	(2,195)	(1,087)

Total revenue, excluding fair value adjustments and OTTI	$48,515	$45,948	$95,561	$91,145

Net income (loss)	$2,199	$(4,946)	$(5,643)	$(6,463)
Less other-than-temporary impairment losses	--	--	--	1,231
Less change in valuation of financial instruments carried at fair value	(1,939)	821	(2,195)	(1,087)
Less related tax expense (benefit)	--	(296)	--	(52)

Total earnings (loss), excluding fair adjustments and OTTI and related tax effects	$260	$(4,421)	$(7,838)	$(6,371)

	June 30 2011	December 31 2010	June 30 2010

Stockholders’ equity	$511,026	$511,472	$553,958
Less other intangible assets, net	7,442	8,609	9,811
Tangible equity	503,584	502,863	544,147

Preferred equity	119,851	119,000	118,204

Tangible common stockholders’ equity	$383,733	$383,863	$425,943

Total assets	$4,206,067	$4,406,082	$4,701,606
Less other intangible assets, net	7,442	8,609	9,811

Tangible assets	$4,198,625	$4,397,473	$4,691,795

Tangible common stockholders’ equity to tangible assets (1)	9.14%	8.73%	9.08%

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

We offer a wide range of loan products to meet the demands of our customers. Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Until recent periods, real estate lending activities were significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties; however, over the past three years our origination of construction and land development loans has declined materially and the proportion of the portfolio invested in these types of loans has declined substantially.  Our residential mortgage loan originations also decreased during this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the recessionary economy, in recent periods demand for these types of commercial business loans has been modest and total outstanding balances have declined.  Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt.  At June 30, 2011, our net loan portfolio totaled $3.215 billion compared to $3.306 billion at December 31, 2010.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas.  Much of the focus of our strategic initiatives in recent periods has been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in the interest cost of those deposits and in increases in the level of deposit fees, service charges and other payment processing revenues compared to prior periods.  During the last two years, our total deposit balances decreased largely as a result of our decision to significantly reduce our exposure to public funds, brokered deposits and high cost certificates of deposit.  However, over the same period we have had a meaningful increase of transaction and savings accounts (checking, savings and money market accounts), including an increase in the first six months of this year, as we have remained focused on growing those core deposits.  In addition our cost of deposits has declined significantly and fees and service charges have increased compared to earlier periods.  Total deposits at June 30, 2011 decreased $125 million to $3.466 billion, compared to $3.591 billion at December 31, 2010.  While certificates of deposit decreased $159 million, and brokered and public deposits decreased $30 million and $5 million, respectively, core deposits have increased $34 million since December 31, 2010 and represent 60% of total deposits compared to 51% a year earlier.

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

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2010 included in the Form 10-K filed with the SEC on March 11, 2011.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies during the first six months of 2011.  For additional information concerning critical accounting policies, see Notes 1, 8,9,11, and 12 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

General.  Total assets decreased $200 million, or 5%, to $4.206 billion at June 30, 2011, from $4.406 billion at December 31, 2010.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $91 million, or 3%, to $3.215 billion at June 30, 2011, from $3.306 billion at December 31, 2010.  The contraction in net loans was largely due to decreases of $27 million in commercial construction loans, $42 million in land and land development loans, $25 million in one-to four-family residential loans, and $19 million in commercial business loans.  Partially offsetting these decreases was a $25 million increase in commercial real estate loans.  All other categories of loans were down $8 million from December 31, 2010.  Despite continuing improvement in the economy, during the quarter ended June 30, 2011, new loan demand was modest and utilization of existing credit lines was low; however, this was somewhat offset by a normal seasonal increase in agricultural loan balances.  We also continued to reduce our exposure to weaker credits as we aggressively managed problem assets.  Further, we continued to reduce our investment in construction and land and land development loans, as we resolved problem loans and limited new originations of these types of loans.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, transfers to REO and charge-offs, loans to finance the construction of one- to four-family residential real estate, which totaled $141 million at June 30, 2011, have decreased by $514 million, or 79%, since their peak quarter-end balance of $655 million at June 30, 2007.  In addition, land and land development loans (both residential and commercial), which totaled $158 million at June 30, 2011, have decreased by $344 million, or 68%, compared to their peak quarter-end balances of $502 million at March 31, 2008.  Given the current housing and economic environment, we anticipate that construction and land loan balances will continue to decline for the foreseeable future, although the pace of decline will be more modest as originations of new construction loans likely will increase somewhat as inventories of completed homes have been reduced and the build-out of existing development projects will be cautiously continued.  In addition, we believe the aggressive calling efforts of our bankers are resulting in a stronger pipeline of lending opportunities for commercial business, commercial and multifamily real estate and agricultural loans, which when coupled with improving economic conditions will allow us to stabilize and then grow our loan portfolio.

Aggregate securities balances increased $86 million, to $453 million at June 30, 2011 compared to $368 million at December 31, 2010.  The increase was principally in U.S. Government agency securities and to a lesser degree municipal bonds carried in the available-for-sale portfolio.  The securities acquired during the quarter generally have expected maturities ranging from six months to four years and were purchased to generate a modest increase in yield compared to interest-bearing cash balances.  Aggregate fair value adjustments to the securities portfolio were modest during the quarter and we did not recognize any OTTI charges during the six months ended June 30, 2011, compared to OTTI charges of $1.2 million during the same period a year ago. (See Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.)

REO acquired through foreclosures or other means decreased $30 million, to $71 million at June 30, 2011, from $101 million at December 31, 2010.  The total balance of REO included $49 million in land or land development projects (both residential and commercial), $15 million in single-family homes and $4 million in single-family residential construction projects at June 30, 2011.  During the six months ended June 30, 2011, we transferred $27 million of loans into REO, capitalized additional investments of $3 million in acquired properties, disposed of $51 million of properties and recognized $8 million in charges against earnings for a net loss on sales and valuation adjustments (see “Asset Quality” discussion below).

Deposits decreased $125 million, to $3.466 billion at June 30, 2011 from $3.591 billion at December 31, 2010.  While certificates of deposit decreased $159 million, including further reductions in brokered and public deposits, core deposits (comprised of all non-interest-bearing and interest-bearing checking, savings and money market accounts) have increased $34 million since December 31, 2010 and represent 60% of total deposits compared to 51% a year earlier.  The decrease in deposits in the current quarter was the result of our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off.  Non-interest-bearing deposits increased by $45 million, or 8%, to $646 million from $600 million at December 31, 2010, while interest-bearing deposits decreased by $170 million, to $2.821 billion at June 30, 2011 from $2.991 billion at December 31, 2010, largely due to the decrease in certificates of deposit.  Although public funds deposits increased modestly during the most recent quarter, public funds deposits decreased $5 million during the first six months of 2011, as we continue to manage the reduction of these deposits in response to changes in the collateralization requirements under the Washington and Oregon State public deposit protection regulations.  We elected to reduce brokered deposits by $30 million during the six months ended June 30, 2011, as funding from retail deposits and other sources was more than adequate to meet loan demand.  The net decrease in retail deposits for the six months ended June 30, 2011 also reflects our efforts to reduce the overall cost of deposits through less aggressive pricing of certificates of deposit and other interest-bearing deposits in response to generally weak loan demand.

Borrowings, including customer sweep accounts (retail repurchase agreements) and junior subordinated debentures, decreased 27% to $195 million at June 30, 2011 from $268 million at December 31, 2010. As a result of scheduled maturities, FHLB advances decreased $33 million, to $11 million at June 30, 2011 from $44 million at December 31, 2010, while other borrowings also decreased to $136 million at June 30, 2011 from $176 million at December 31, 2010.  Other borrowings at June 30, 2011 include $86 million of retail repurchase agreements that are primarily related to customer cash management accounts.  Retail repurchase agreements decreased by $39 million during the six-month period, which we believe was in response to the reduced interest rates offered on these accounts.  Other borrowings also include $50 million of senior bank notes guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP), which is unchanged from the amount reported at December 31, 2010.

Junior subordinated debentures decreased by $439,000 since December 31, 2010, reflecting only modest fair value adjustments resulting from minor changes in interest rates and the passage of time, as changes in credit market conditions during the quarter had an insignificant impact on the valuation of this type of security.  Changes in the fair value of the junior subordinated debentures, while not significant during the first six months of 2011, represent non-cash valuation adjustments that have no effect on our liquidity or ability to fund our operations.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.)

Total equity at June 30, 2011 was $511 million and decreased $446,000 from December 31, 2010.  The decrease in equity reflected the impact of the net loss of $5.6 million recognized for the first six months of 2011, as well as the payment of $4.4 million in dividends on our preferred and common stock.  Substantially offsetting these charges, during the six months ended June 30, 2011, we issued 506,474 additional shares of common stock for $8.3 million at an average net per share price of $16.42 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

During the quarter ended June 30, 2011, we had net income of $2.2 million which, after providing for the preferred stock dividend of $1.6 million and related discount accretion of $425,000, resulted in net income to common shareholders of $224,000, or $0.01 per diluted share.  This compares to a net loss to common shareholders of $6.9 million, or ($1.97) per diluted share, for the quarter ended June 30, 2010.  For the six months ended June 30, 2011, our net loss was $5.6 million which, after providing for the preferred stock dividend of $3.1 million and related discount accretion of $851,000, resulted in a net loss to common shareholders of $9.6 million, or ($0.58) per diluted share.  This loss compares to a net loss to common shareholders of $10.4 million, or ($3.11) per diluted share, during the same period a year earlier.

The modest net income in the current quarter continues to reflect an elevated level of loan loss provisioning compared to our experience prior to the economic downturn; however, the provision for loan losses was significantly lower in the current quarter than in recent quarters and the same quarter a year ago as we continued to make meaningful progress at reducing non-performing assets.  In addition, our net interest margin improved significantly compared to the same quarter in the prior year, as well as the immediately preceding quarter, primarily as a result of substantially declining deposit costs over the last year, including a further decrease in the current quarter.  Reduced levels of nonaccruing loans and non-performing assets also contributed to the improved net interest margin and net interest income in the current three and six-month periods.  This improvement in our net interest margin has been the most important factor driving our year-over-year increases in net interest income and operating revenues in recent periods.  The lower credit-related costs and continued solid revenue generation allowed us to return to profitability in the second quarter of 2011 and, coupled with our improved credit metrics, provided further evidence of the successful execution of our strategies and priorities to strengthen the foundation of the Company.  As more fully explained below, our provision for loan losses was $8.0 million for the quarter ended June 30, 2011, compared to $17.0 million during the immediately preceding quarter and $16.0 million for the same quarter in the prior year.  For the six months ended June 30, 2011, our provision for loan losses was $25.0 million compared to $30.0 million for the same period in the prior year.

Our operating results for the quarter ended June 30, 2011 included a $1.9 million ($1.9 million after tax) net gain as a result of changes in the valuation of financial instruments carried at fair value.  During the same period a year earlier, we recognized a net loss of $821,000 ($525,000 after tax).  There were no OTTI impairment losses during the current quarter or the same quarter in the prior year.  For the six months ended June 30, 2011, we recorded a net gain of $2.2 million ($2.2 million after tax) in fair value adjustments, and did not have any OTTI charges on investments.  For the six months ended June 30, 2010, we recognized fair value gains of $1.1 million ($696,000 after tax), which were more than offset by an OTTI charge on investments of $1.2 million.

Excluding these fair value adjustments and OTTI losses, our revenues (net interest income before the provision for loan losses plus other operating income), increased $2.6 million to $48.5 million for the quarter ended June 30, 2011, compared to $45.9 million for the quarter ended June 30, 2010, primarily as a result of the improvement in net interest income.  Revenues, excluding fair value adjustments and OTTI losses, increased $4.4 million to $95.6 million for the six months ended June 30, 2011, compared to $91.1 million for the six months ended June 30,

2010, also primarily as a result of increased net interest income.  Other operating expenses increased $2.2 million to $40.3 million for the quarter ended June 30, 2011 from $38.0 million a year earlier and increased $5.0 million to $78.4 million for the six months ended June 30, 2011 compared to $73.4 million for the six months ended June 30, 2010, which was primarily due to increased costs related to REO and higher compensation expense.

Net Interest Income.  Net interest income before provision for loan losses increased by $2.3 million, or 6%, to $41.2 million for the quarter ended June 30, 2011, compared to $38.9 million for the same quarter one year earlier, as a result of the increase in the net interest margin and despite a decrease in average interest-earning assets.  The net interest margin of 4.09% for the quarter ended June 30, 2011 was 44 basis points higher than the same quarter in the prior year, largely as a result of the effect of a much lower cost of deposits.  The positive impact to our net interest margin from lower funding costs was further augmented by a reduction in the adverse effect of nonaccrual loans and other non-performing assets.  Nonaccruing loans reduced the margin by 23 basis points in the quarter ended June 30, 2011 compared to a 34 basis point reduction for the same quarter in the prior year.  In addition, the portion of average earning assets being funded by interest-bearing liabilities decreased as a result of the reduction of high cost deposits and the increased level of average stockholders’ equity.  This improvement in the funding mix and cost was partially offset by lower asset yields and changes in the mix of earning assets to include fewer loans and more aggregate balances of securities and interest-bearing deposits over the past twelve months.  This change in the mix in the current very low interest rate environment had an adverse effect on earning asset yields; however, this effect on net interest margin has been overshadowed by the positive impact of the significantly lower deposit costs.  Despite a small decrease in the balance of low rate interest-bearing deposits at the Federal Reserve of San Francisco, the reduction in the yield on mortgage-backed obligations and investment securities, as a result of repayments and calls, and a modest decrease in loan yields caused the yield on earning assets for the quarter ended June 30, 2011 to decrease by 26 basis points compared to the same quarter in prior year.  Importantly, however, funding costs for the same period decreased by 68 basis points compared to a year earlier and more than offset the adverse effect of this lower asset yield.  As a result, the net interest spread expanded to 4.03% for the second quarter of 2011 compared to 3.61% for the quarter ended June 30, 2010.

Net interest income before provision for loan losses increased by $4.2 million, or 5%, to $81.3 million for the six months ended June 30, 2011 compared to $77.1 million for the same period one year earlier, as a result of a 39 basis point increase in the net interest margin and despite a modest decrease in average interest-earning assets.  The net interest margin increased to 4.01% for the six months ended June 30, 2011 compared to 3.62% for the same period in the prior year, similar to the results for the current quarter, largely as a result of the effect of a much lower cost of deposits.  For the six-month period, the positive impact to our net interest margin from lower funding costs was only partially offset by the decreased asset yields and mix changes noted above and in the following paragraph.

Interest Income.  Interest income for the quarter ended June 30, 2011 was $49.9 million, compared to $55.6 million for the same quarter in the prior year, a decrease of $5.7 million, or 10%.  The decrease in interest income occurred as a result of the decline in both the yield and average balance of interest-earnings assets.  The average balance of interest-earning assets was $4.041 billion for the quarter ended June 30, 2011, a decrease of $244 million, or 6%, compared to $4.285 billion one year earlier.  The yield on average interest-earning assets decreased to 4.95% for the quarter ended June 30, 2011, compared to 5.21% for the same quarter one year earlier.  The decrease in the yield on earning assets year over year is reflective of the higher relative portion of earning assets invested in lower yielding interest-earning cash and securities compared to loans combined with the falling rate environment experienced over that time frame.  Lower market interest rates particularly impacted our securities portfolio as higher yielding securities that have either matured or been called have been replaced by lower yielding investments.  Average loans receivable for the quarter ended June 30, 2011 decreased $344 million, or 9%, to $3.333 billion, compared to $3.677 billion for the same quarter in the prior year.  Interest income on loans decreased by $5.6 million, or 11%, to $46.8 million for the current quarter from $52.5 million for the quarter ended June 30, 2010, reflecting the impact of an eight basis point decrease in the average yield on loans, along with the $344 million decrease in average loan balances.  The decrease in average loan yields also reflects the continuing very low level of market interest rates during the past year and the maturity or repayment of higher yielding loans.  The average yield on loans was 5.64% for the quarter ended June 30, 2011, compared to 5.72% for the same quarter one year earlier.  Interest income for the six months ended June 30, 2011 was $99.6 million, compared to $111.6 million for the same period in the prior year, a decrease of $12.1 million, or 11%.  As with the quarterly results, the year-to-date results reflect both a $207 million decrease in the average balance of interest-earning assets and a 33 basis point reduction in the related yield.

The combined average balance of mortgage-backed securities, investment securities, and daily interest-bearing deposits increased by $100  million (excluding the effect of fair value adjustments) for the quarter ended June 30, 2011, while the interest and dividend income from those investments decreased by $119,000 compared to the same quarter in the prior year.  The effect of the increased average balance was more than offset by the 37 basis point decline in the average yield on the combined securities portfolio and cash equivalents, which decreased to 1.72% for the quarter ended June 30, 2011 from 2.09% for the same quarter one year earlier.  Similar to the quarterly results, the effect of a $153 million increase in the average balance for these interest earning assets was more than offset by the 57 basis point decrease in yield and resulted in a $422,000 decrease in interest and dividend income for the six months ended June 30, 2011 compared to the same period in the prior year.

Interest Expense.  Interest expense for the quarter ended June 30, 2011 was $8.7 million, compared to $16.7 million for the same quarter one year earlier, a decrease of $8.0 million, or 48%.  The decrease in interest expense occurred as a result of a 68 basis point decrease in the average cost of all interest-bearing liabilities to 0.92% for the quarter ended June 30, 2011, from 1.60% for the same quarter one year earlier, and a $393 million decrease in average interest-bearing liabilities.  This decrease reflects a managed decline in certificates of deposit, including public funds and brokered deposits.  Interest expense for the six months ended June 30, 2011 and 2010 was $18.3 million and $34.5 million, respectively, and similar to quarterly results, is reflective of both a decrease in the average balance and average rate paid for all interest-bearing liabilities over that time period.

Deposit interest expense decreased $7.7 million, or 52%, to $7.0 million for the quarter ended June 30, 2011 compared to $14.7 million for the same quarter in the prior year as a result of a 74 basis point decrease in the cost of interest-bearing deposits and a $326 million decrease in the average balance of deposits.  Average deposit balances decreased to $3.505 billion for the quarter ended June 30, 2011, from $3.831 billion for the quarter ended June 30, 2010, while the average rate paid on deposit balances decreased to 0.80% during the second quarter of 2011 from 1.54% for the quarter ended June 30, 2010.  While we do not anticipate further reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further repricing opportunities and competitive pricing has been reduced in response to modest loan demand in the current economic environment.  Further, continued changes in our deposit mix, reflecting growth in lower cost transaction and savings accounts, have also meaningfully contributed to the decrease in our funding costs as our branch network has continued to mature and as our more recent strategic initiatives to increase those core deposits have gained traction.  For the six months ended June 30, 2011, deposit interest expense decreased $15.7 million to $14.8 million compared to $30.5 million for the same period one year ago.  Similar to the quarter, deposit costs decreased by 76 basis points and this was augmented by a $283 million decrease in the average balance of deposits for the six months ended June 30, 2011 compared to the same period one year ago.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $10 million for the quarter ended June 30, 2011, compared to $46 million for the same quarter one year earlier, as maturing advances were not renewed.  The average rate paid on FHLB advances for the quarter ended June 30, 2011 decreased by 28 basis points to 2.51%, compared to 2.79% during the same quarter in the prior year.  The interest expense on FHLB advances decreased to $64,000 for the quarter ended June 30, 2011 from $320,000 during the same quarter one year earlier.  Other borrowings consist of retail repurchase agreements with customers secured by certain investment securities and the senior bank notes issued under the TLGP.  Additionally, other borrowings may include overnight federal funds borrowings from the Federal Reserve Bank of San Francisco and correspondent banks, although there were none at June 30, 2011.  The average balance for other borrowings decreased $31 million to $149 million during the current quarter from $180 million during the same quarter a year earlier, while the rate on these other borrowings increased to 1.53% from 1.39% a year earlier.  The senior bank notes which were issued on March 31, 2009, have a fixed rate of 2.625% and fixed maturity with a 9 month remaining term to maturity at March 31, 2012.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 3.38% for the quarter ended June 30, 2011.  Junior subordinated debentures outstanding in the same quarter in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) with a slightly higher average cost of 3.39%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.  For the six months ended June 30, 2011, interest expense on FHLB advances decreased by $439,000 to $242,000, compared to $681,000 for the same period in the prior year.   Average FHLB advances (excluding the effect of fair value adjustments) decreased $38 million to $19 million over that same time period compared to $57 million for the six months ended June 30, 2010.  The average rate paid on FHLB advances increased 14 basis points to 2.54% for the six months ended June 30, 2011 compared to 2.40% for the same period a year ago.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Average Balances	2011	2010	2011	2010

Interest-bearing deposits	$196,211	$216,576	$252,094	$194,188
Investment securities	397,898	262,554	372,195	261,266
Mortgage-backed obligations	76,004	91,142	78,667	94,229
FHLB stock	37,371	37,371	37,371	37,371
Total average interest-earning securities and cash equivalents	707,484	607,643	740,327	587,014
Loans receivable	3,333,102	3,677,140	3,341,487	3,701,552
Total average interest-earning assets	4,040,586	4,284,783	4,081,814	4,288,566

Non-interest-earning assets (including fair value adjustments on interest-earning assets)	215,494	268,864	224,414	262,193
Total average assets	$4,256,080	$4,553,647	$4,306,228	$4,550,759

Deposits	$3,504,884	$3,830,659	$3,532,796	$3,815,798
Advances from FHLB	10,220	46,026	19,228	57,299
Other borrowings	149,242	180,255	159,668	180,563
Junior subordinated debentures	123,716	123,716	123,716	123,716
Total average interest-bearing liabilities	3,788,062	4,180,656	3,835,408	4,177,376

Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(41,253)	(38,527)	(40,508)	(37,498)
Total average liabilities	3,746,809	4,142,129	3,794,900	4,139,878

Equity	509,271	411,518	511,328	410,881
Total average liabilities and equity	$4,256,080	$4,553,647	$4,306,228	$4,550,759

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Interest-bearing deposits	0.20%	0.23%	0.22%	0.23%
Investment securities	2.10	3.04	2.14	3.07
Mortgage-backed obligations	4.53	4.60	4.44	4.65
FHLB stock	0.00	0.00	0.00	0.00
Total interest rate yield on securities and cash equivalents	1.72	2.09	1.62	2.19
Loans receivable	5.64	5.72	5.65	5.73
Total interest rate yield on interest-earning assets	4.95	5.21	4.92	5.25

Interest Rate Expense:
Deposits	0.80	1.54	0.85	1.61
Advances from FHLB	2.51	2.79	2.54	2.40
Other borrowings	1.53	1.39	1.45	1.41
Junior subordinated debentures	3.38	3.39	3.39	3.38
Total interest rate expense on interest-bearing liabilities	0.92	1.60	0.96	1.67

Interest spread	4.03%	3.61%	3.96%	3.58%

Net interest margin on interest earning assets	4.09%	3.65%	4.01%	3.62%

Additional Key Financial Ratios (ratios are annualized)
Return (loss) on average assets	0.21%	(0.44)%	(0.26)%	(0.29)%
Return (loss) on average equity	1.73	(4.82)	(2.23)	(3.17)
Average equity / average assets	11.97	9.04	11.87	9.03
Average interest-earning assets / interest-bearing liabilities	106.67	102.49	106.42	102.66
Non-interest (other operating) income/average assets	0.87	0.54	0.77	0.62
Non-interest (other operating) expenses / average assets	3.79	3.35	3.67	3.25
Efficiency ratio (1)	79.79	84.26	80.20	80.70
Tangible common stockholders’ equity to tangible assets (2)	9.14	9.08	9.14	9.08

(1)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income)
(2)  Tangible common equity and tangible assets exclude preferred stock, goodwill, core deposit and other intangibles.

Provision and Allowance for Loan Losses.  During the quarter ended June 30, 2011, the provision for loan losses was $8.0 million, compared to $16.0 million for the quarter ended June 30, 2010.  For the six months ended June 30, 2011, the provision for loan losses was $25.0 million compared to $30.0 million for the six months ended June 30, 2010.  For both of these periods, the provision for loan losses was the most important factor contributing to our net income or loss.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

While the provision for loan losses in the quarter ended June 30, 2011 declined by $9.0 million compared to $17.0 million in the immediately preceding quarter, and declined by $8.0 million compared to the same quarter one year earlier, it remains elevated in relation to historical loss rates prior to the economic downturn, primarily in response to the continued high levels of delinquencies, non-performing loans and net charge-offs.  The allowance for loan losses at June 30, 2011 continued largely to reflect material levels of delinquent and non-performing construction, land and land development loans for one- to four-family properties and additional declines in property values.  It also reflects our continued concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns have remained elevated over the past three years as price declines for housing and related lot and land markets have occurred in certain areas of the Puget Sound and Portland regions where a significant portion of our construction and development loans are located.  Aside from housing-related construction and land development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor to more recent late-cycle defaults in other non-housing related segments of the portfolio.  We recorded net charge-offs of $13.6 million for the quarter ended June 30, 2011, compared to $16.2 million for the same quarter in the prior year.  Net charge-offs for the first six months of 2011 were $30.4 million compared to $29.8 million for the first six months of 2010.  Non-performing loans decreased by $16 million during the second quarter, by $36 million year to date and by $63 million in the last twelve months.  Non-performing loans were $115 million at June 30, 2011 compared to $178 million at June 30, 2010.  A comparison of the allowance for loan losses at June 30, 2011 and 2010 reflects a decrease of $4 million to $92 million at June 30, 2011, from $96 million at June 30, 2010.  However, with the decrease in loan balances, the allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 2.78% at June 30, 2011, compared to 2.63% at June 30, 2010.  Further, as a result of the reduction in problem loans, the allowance as a percentage of non-performing loans increased to 80% at June 30, 2011, compared to 54% a year earlier.

As of June 30, 2011, we had identified $171 million of impaired loans.  Impaired loans are comprised of loans on nonaccrual, TDRs and  loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools.  For more information on these impaired loans, refer to Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of June 30, 2011 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, was $9.3 million for the quarter ended June 30, 2011, compared to $6.2 million for the same quarter in the prior year.  Excluding the fair value adjustments, other operating income from core operations increased by $307,000, or 4%, to $7.3 million for the quarter ended June 30, 2011, with each revenue line modestly higher than the second quarter a year ago.  Deposit fees and service charges increased by $61,000 compared to the first quarter a year ago reflecting growth in the number of deposit accounts and increased transaction activity, which more than offset a decline in overdraft charges as a result of changes in the regulatory requirements related to those charges that were implemented in the third quarter of 2010.  Revenues from mortgage banking operations, at $855,000, increased slightly from the $817,000 recorded in the same quarter one year earlier while loan servicing fees increased to $397,000 compared to $315,000 a year ago.  For the quarter ended June 30, 2011, we recorded an aggregate net gain of $1.9 million in fair value adjustments, compared to a net loss of $821,000 during the quarter ended June 30, 2010.  There were no other-than-temporary impairment charges during either of the quarters ended June 30, 2011 or 2010.

Other operating income, including changes in the valuation of financial instruments carried at fair value, was $16.5 million for the six months ended June 30, 2011, compared to $13.9 million for the same period in the prior year.  Excluding the fair value adjustments, other operating income from core operations increased by $250,000, or 2%, to $14.3 million for the six months ended June 30, 2011.   Similar to the quarterly discussion above, deposit fees and service charges increased by $180,000 compared to the first six months of the prior year and were the most significant component of the year over year increase.  For the six months ended June 30, 2011, we recorded a net gain of $2.2 million in fair value adjustments compared to a net gain of $1.1 million for the same period in the prior year.  There were no OTTI charges in the current year-to-date period; however, an impairment charge of $1.2 million was recognized for the six months ended June 30, 2010.

Other Operating Expenses.  Other operating expenses for the quarter ended June 30, 2011 increased $2.2 million, or 6%, to $40.3 million compared to $38.0 million for the quarter ended June 30, 2010.  Expenses for the first quarter of 2011 reflected continued higher costs associated with problem loan collection activities including, in particular, charges related to REO, which increased $2.4 million, or 58%, to $6.6 million for the quarter ended June 30, 2011 from $4.2 million during the same period a year earlier.  In addition to real estate taxes and maintenance costs, expenses related to REO for the quarter ended June 30, 2011 included $4.8 million in valuation adjustments.  Additionally, compensation expense increased $1.5 million, or 9%, to $18.3 million during the quarter ended June 30, 2011 compared to $16.8 million for the quarter ended June 30, 2010, reflecting increased salary levels and benefit costs as well as reinstatement of certain incentive programs.  Somewhat offsetting these increases, deposit insurance decreased $820,000, or 37%, to $1.4 million compared to $2.2 million for the quarter ended June 30, 2010, primarily as a result of changes in the FDIC assessment schedules following implementation of the Dodd Frank Act.  Also, professional services decreased $689,000, or 37%, to $1.2 million compared to $1.9 million for the quarter ended June 30, 2010.  All other expenses, net, decreased $157,000.  As a result, other operating expenses as a percentage of average assets was 3.79% for the quarter ended June 30, 2011, compared to 3.55% for the same quarter one year earlier.

Other operating expenses for the six months ended June 30, 2011 increased $5.0 million, or 7%, to $78.4 million compared to $73.4 million for the quarter ended June 30, 2010.  REO expenses increased $4.0 million, or 55%, to $11.2 million for the six months ended June 30, 2011 compared to $7.2 million for the prior year period and included $7.8 million of valuation adjustments and $479,000 of net losses on the sale of properties.  Likewise, compensation expense increased $2.2 million, or 7%, to $35.5 million for the six months ended June 30, 2011 compared to $33.4 million for the six months ended June 30, 2010.  The most significant offsetting amount was a $983,000, or 23%, decrease in deposit insurance to $3.4 million for the six months ended June 30, 2011 compared to $4.3 million for the same period in the prior year.  Most other operating expenses were little changed from a year earlier.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  However, during the third quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  The full valuation allowance remained in effect at June 30, 2011, and as a result, we did not recognize any tax expense or benefit in our Consolidated Statements of Operations during the current quarter and six months ended June 30, 2011.  For more discussion on our deferred tax asset and related valuation allowance please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Over the past three-year period as housing markets continued to weaken in many of our primary service areas, we have experienced significantly increased delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  While improved from 2008 and 2009, home and lot sales activity has still been slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which is reflected in our non-performing asset totals.  Further, property values generally declined during this period, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increased levels of non-performing loans as the effects of the weak economy became more evident and the pace of recovery has remained slow.  As a result, for the quarters and six months ended June 30, 2011 and 2010, our provisions for loan losses were at a higher level than our normal expectations; however, our provision for loan losses was materially lower in the current quarter than in recent quarters.  The elevated level of delinquencies and non-accruals also has had a material adverse effect on our operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for REO.  Although our future results will depend on the course of recovery from the economic recession, we are actively engaged with our borrowers in resolving problem loans and many of our credit quality indicators have shown consistent improvement in recent quarters including meaningful improvement in the quarter ended June 30, 2011.  While property values have continued to decline in most markets, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates.

Non-Performing Assets:  Non-performing assets decreased to $188 million, or 4.48% of total assets, at June 30, 2011, from $254 million, or 5.77% of total assets at December 31, 2010 and $283 million, or 6.02%, of total assets at June 30, 2010.  Slow sales and excess inventory in most housing markets, along with declines in property values, have been the primary cause of the elevated levels of delinquencies and foreclosures for residential construction and land development loans, which, including related REO, represented approximately $94 million, or 50% of our non-performing assets at June 30, 2011.  Reflecting these market conditions and value declines, the level of our provision for loan losses has remained high in recent periods even though both non-performing and total construction and land development loans outstanding have declined substantially.  While less significant in previous periods, other non-housing-related segments of the loan portfolio also experienced increased non-performing loans as a result of deteriorating economic conditions and we increased the allocated allowance for those portions of our portfolio as well.  While our provision for loan losses decreased during the most recent quarter, for the past year our provisions for loan losses have fairly closely matched our net charge offs and the size of our allowance for loan losses has changed only a modest amount.  Nonetheless, as a result of declines in our non-performing loans and total loans, our coverage ratios have increased significantly.  At June 30, 2011, our allowance for loan losses was $92 million, or 2.78% of total loans and 80% of non-performing loans, compared to $97 million, or 2.86% of total loans and 64% of non-performing loans at December 31, 2010 and $96 million, or 2.63% of total loans and 54% of non-performing loans at June 30, 2010.  Included in our allowance at June 30, 2011 was an unallocated portion of $16 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  The allowance for loan losses also includes $1 million allocated for undisbursed loan commitments.  We continue to believe our level of non-performing loans and assets, which declined further during the current quarter, is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land and land development loan portfolios and other non-performing assets in an orderly fashion.  However, our operating results will continue to be adversely impacted until we are able to further reduce the level of our non-performing assets.

While non-performing assets are geographically disbursed, they are concentrated largely in construction, land and land development loans.  The primary components of the $188 million in non-performing assets are $114 million in nonaccrual loans, including $54 million of construction and land development loans, and $71 million in REO and other repossessed assets, including $53 million related to construction and land development lending.  The geographic distribution of non-performing construction, land and land development loans and related REO included approximately $41 million, or 44%, in the Puget Sound region, $37 million, or 40%, in the greater Portland market area, $7 million, or 7%, in the greater Boise market area, with the remaining $9 million, or 9%, distributed in various eastern Washington, eastern Oregon and northern Idaho markets.  While we experienced decreases in our nonaccrual loans in the most recent quarters, these decreases were partially offset by transfers to REO.  However, the decrease in nonaccrual loans, coupled with sales of REO in excess of transfers and capitalized investments in acquired properties, resulted in a $66 million reduction in non-performing assets during the six months ended June 30, 2011.

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

The following table sets forth information with respect to our non-performing assets and TDRs at the dates indicated (dollars in thousands):

	June 30 2011	December 31 2010	June 30 2010
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$22,421	$24,727	$9,433
Multifamily	1,560	1,889	363
Construction and land	53,529	75,734	110,931
One- to four-family	15,435	16,869	19,878
Commercial business	15,264	21,100	23,474
Agricultural business, including secured by farmland	1,342	5,853	7,556
Consumer	4,400	2,332	3,588
	113,951	148,504	175,223
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	1,137
Multifamily	--	--	--
Construction and land	--	--	692
One- to four-family	622	2,955	772
Commercial business	1	--	--
Agricultural business, including secured by farmland	545	--	--
Consumer	126	30	118
	1,294	2,985	2,719

Total non-performing loans	115,245	151,489	177,942

Securities on nonaccrual at fair value	1,896	1,896	3,500
REO and other repossessed assets held for sale, net	71,265	100,945	101,701

Total non-performing assets	$188,406	$254,330	$283,143

Total non-performing loans to net loans before allowance for loan losses	3.49%	4.45%	4.90%
Total non-performing loans to total assets	2.74%	3.44%	3.78%
Total non-performing assets to total assets	4.48%	5.77%	6.02%

TDRs (2)	$55,652	$60,115	$43,899

Loans 30-89 days past due and on accrual	$11,560	$28,847	$26,050

(1)	For the three and six months ended June 30, 2011, interest income of $2.3 million and $5.1 million, respectively, would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at June 30, 2011 (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Secured by real estate:
Commercial	$17,852	$477	$4,092	$--	$22,421
Multifamily	1,560	--	--	--	1,560
Construction and land
One- to four-family construction	6,486	3,082	641	--	10,209
Multifamily construction	--	648	--	--	648
Commercial construction	1,510	--	--	--	1,510
Residential land acquisition & development	18,374	6,207	1,470	--	26,051
Residential land improved lots	2,744	3,705	131	--	6,580
Residential land unimproved	2,739	916	2,428	--	6,083
Commercial land acquisition & development	--	--	--	--	--
Commercial land improved	1,954	--	--	--	1,954
Commercial land unimproved	494	--	--	--	494
Total construction and land	34,301	14,558	4,670	--	53,529

One- to four-family	12,059	2,766	1,232	--	16,057
Commercial business	14,265	76	775	149	15,265
Agricultural business, including secured by farmland	1,290	--	597	--	1,887
Consumer	2,205	1,851	470	--	4,526

Total non-performing loans	83,532	19,728	11,836	149	115,245

Securities on nonaccrual	--	--	500	1,396	1,896

REO and other repossessed assets held for sale, net	31,457	32,827	6,981	--	71,265

Total non-performing assets	$114,989	$52,555	$19,317	$1,545	$188,406

Percent of non-performing assets	61.0%	27.9%	10.3%	0.8%	100.0%

In addition to the non-performing loans as of June 30, 2011, we had other classified loans with an aggregate outstanding balance of $171 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.  The aggregate outstanding balance of other classified loans at June 30, 2011 had declined by $37 million, or 18%, compared to the comparable total at December 31, 2010.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.   The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the three months ended June 30, 2011 and 2010, we recognized $4.8 million and $824,000, respectively, of impairment charges related to these types of assets.  For the six months ended June 30, 2011 and 2010, we recognized $7.8 million and $1.3 million, respectively, of these impairment charges.

Within our non-performing loans, we have a total of 17 nonaccrual lending relationships, each with aggregate loan exposures in excess of $1.5 million that collectively comprise $48 million, or 42% of our total non-performing loans as of June 30, 2011, and the single largest relationship is $9.3 million.  The most significant of our non-performing loan exposures are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location

$9,328	8.1%	48 residential lots	Greater Seattle-Puget Sound area

7,194	6.2	105 residential lots	Greater Seattle-Puget Sound area

4,000	3.5	Six commercial buildings and other investments	Colorado and Puget Sound area

2,959	2.6	Business assets, accounts receivable and vehicles	Greater Spokane, WA area

2,485	2.2	17 residential lots Three completed homes One home under construction	Greater Seattle-Puget Sound area

2,368	2.1	13 residential lots 33.2 acres land zoned residential	Greater Portland, OR area

2,359	2.0	Accounts receivable and inventory	Greater Seattle-Puget Sound area

2,136	1.9	17 residential lots	Greater Portland, OR area

2,071	1.8	One commercial office building	Greater Spokane, WA area

1,859	1.6	One hotel and restaurant	Greater Spokane, WA area

1,819	1.6	20 residential lots One completed home Two half-acre residential parcels 4.5 acres commercial land	Greater Seattle-Puget Sound area

1,706	1.5	50% interest in office building Second mortgage on 61 condo/townhome units	Greater Portland, OR area

1,612	1.4	12 residential condo units	Greater Boise, ID area

1,585	1.4	84 residential lots	Central Oregon

1,565	1.4	11 completed homes	Greater Seattle-Puget Sound area

1,511	1.3	Four completed condo units Two completed homes	Greater Portland, OR area

1,510	1.3	One commercial condo units Two completed homes	Greater Seattle-Puget Sound area

67,178	58.1	Various collateral; relationships under $1.5 million	Various (mostly in WA, OR and ID)

$115,245	100.0%	Total non-performing loans

At June 30, 2011, we had $71.2 million of REO, the most significant component of which is a nearly complete subdivision in the greater Seattle metropolitan area with 167 platted lots and a book value of $10.6 million.  The second largest holding is a development of 153 townhouse lots in the Oregon City, Oregon area with a book value of $5.2 million.  The third largest REO holding consists of three parcels of improved land totaling 11 acres zoned commercial in the Bend, Oregon area with a book value of $4.1 million.  The fourth largest REO holding consists of seven acres of land with nine parcels zoned commercial in the greater Seattle area with a book value of $3.9 million.  All other REO holdings have individual book values of less than $2.5 million.   The table below summarizes our REO by geographic location and property type (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$31,005	43.4%	28 completed homes Eight homes under construction 226 residential lots 186 townhouse lots 49 acres undeveloped buildable land 29 condominium lots Three condominium units under construction	Greater Portland, Oregon area

24,621	34.6
16 completed homes
55 residential lots
One land development project with 167 residential lots
Seven acres of land with nine parcels zoned commercial
One home under construction
Seven acres of land for 25 single family residences
			Greater Seattle-Puget Sound area

6,102	8.6	8 completed homes 181 residential lots Four townhouse lots 20 acres zoned agricultural but permitted for residential development Four commercial lots Seven acres raw land zoned residential	Greater Boise, Idaho area

4,815	6.8	11 acres commercial land in three parcels One single-family residence on 10 acres land Seven acre residential site with 95 acres farmland One commercial building One residential condo	Other Oregon locations

2,747	3.9	Three completed homes 51 residential lots One residential duplex One agricultural warehouse and storefront One home on 31 acres agricultural land	Other Washington locations

1,915	2.7	Two completed homes Four residential lots One parcel land for 81 residential lots One commercial office building	Greater Spokane, WA area

$71,205	100.0%

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the six months ended June 30, 2011 and 2010, our loan originations were less than loan repayments and our loan purchases were negligible.  As a result, loan repayments, net of originations, totaled $41 million and $84 million, respectively.  During the six months ended June 30, 2011 and 2010, we sold $116 million and $121 million, respectively, of loans.  Securities purchases during the six months ended June 30, 2011 and 2010, totaled $182 million and $80 million, respectively, and securities repayments and maturities were $99 million and $82 million, respectively.  Also, as discussed above, deposits decreased by $125 million during the first six months of 2011, including decreases in brokered deposits and public funds.  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  The decrease in deposits in the current quarter was largely the result of our pricing decisions designed to encourage the run-off of higher-rate certificates of deposit.  FHLB advances (excluding fair value adjustments) decreased $33 million for the six months ended June 30, 2011 compared to a decrease of $143 million for the six-month period one year earlier.  Other borrowings, including the $50 million of senior bank notes issued under the TLGP and $86 million of retail repurchase agreements, decreased $40 million to $136 million during the six months ended June 30, 2011 primarily as a result of a $39 million decrease in retail repurchase agreements.  Excluding fair value adjustments, our junior subordinated debentures were unchanged for the six months ended June 30, 2011.

During 2010, the Company completed a secondary offering of its common stock.  Between June 30, 2010 and July 2, 2010, the Company sold 85,639,000 shares resulting in net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $162 million.  Banner has allocated a significant portion of the net proceeds from the offering to strengthen Banner Bank’s regulatory capital ratios in accordance with the Bank MOU and to support managed growth as economic conditions improve.  To that end, during the year ended December 31, 2010, the Company invested a cumulative $110 million as additional paid-in common equity in Banner Bank.  While there were no further investments during the first two quarters of 2011, the Company expects to use the remaining net proceeds for general working capital purposes, including additional capital investments in its subsidiary banks if appropriate.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the six months ended June 30, 2011 and 2010, we used our sources of funds primarily to fund loan commitments, purchase securities and pay maturing savings certificates and deposit withdrawals.  At June 30, 2011, we had outstanding loan commitments totaling $816 million, including undisbursed loans in process and unused credit lines totaling $808 million.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRBSF borrowings.  We maintain credit facilities with the FHLB-Seattle, which at June 30, 2011 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $855 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $22 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $10 million, or less than 1% of our assets at June 30, 2011.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank of San Francisco’s Borrower-In-Custody (BIC) program.  Under this program we can borrow up to 65% of eligible loans not already pledged for other borrowings, which we currently estimate would provide additional borrowing capacity of $394 million.  We had no funds borrowed from the Federal Reserve of San Francisco Bank at June 30, 2011 or December 31, 2010.

At June 30, 2011, certificates of deposit amounted to $1.398 billion, or 40% of our total deposits, including $1.093 billion which were scheduled to mature within one year.  Certificates of deposit declined from 43% of our total deposits at December 31, 2010, reflecting our efforts to shift the portfolio mix into lower cost core deposits.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature, although beginning in 2010 and continuing through the current quarter, we intentionally allowed certificates of deposit to decline.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to these standard requirements, the Bank MOU also requires Banner Bank to maintain Tier 1 Capital of not less than 10.0% of Banner Bank’s adjusted total assets.  At June 30, 2011, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding regulatory capital requirements for Banner and the Banks for the year ended December 31, 2010.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2011, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Banner Corporation—consolidated
Total capital to risk-weighted assets	$591,709	17.29%	$273,802	8.00%
Tier 1 capital to risk-weighted assets	548,320	16.02	136,901	4.00
Tier 1 leverage capital to average assets	548,320	12.90	169,964	4.00

Banner Bank (1)
Total capital to risk-weighted assets	497,052	15.32	259,501	8.00	$324,376	10.00%
Tier 1 capital to risk-weighted assets	455,902	14.05	129,751	4.00	194,626	6.00
Tier 1 leverage capital to average assets	455,902	11.37	160,389	4.00	200,486	5.00

Islanders Bank
Total capital to risk-weighted assets	30,226	14.93	16,195	8.00	20,243	10.00
Tier 1 capital to risk-weighted assets	27,695	13.68	8,097	4.00	12,146	6.00
Tier 1 leverage capital to average assets	27,695	11.78	9,405	4.00	11,756	5.00

(1)  Under the Bank MOU, Banner Bank must maintain a Tier 1 Capital ratio of not less than 10.00% of Banner Bank’s adjusted total assets.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, many of the floating-rate loans with interest rate floors are in portions of the portfolio currently experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  As of June 30, 2011, our loans with interest rate floors totaled approximately $1.5 billion and had a weighted average floor rate of 5.59%.

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

The following table sets forth as of June 30, 2011, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value

+400	$(3,536)	(2.2)%	$(181,755)	(28.2)%
+300	(1,895)	(1.2)	(138,404)	(21.5)
+200	(741)	(0.5)	(96,381)	(15.0)
+100	(237)	(0.1)	(50,037)	(7.8)
0	--	--	--	--
-25	783	0.5	5,915	0.9
-50	688	0.4	2,986	0.5

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2011.  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2011, total interest-earning asset maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $170 million, representing a one-year cumulative gap to total assets ratio of 4.05%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2011 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$178,151	$15,389	$16,725	$4,375	$677	$134	$215,451
Fixed-rate mortgage loans	138,301	95,483	318,683	165,710	167,989	69,370	955,536
Adjustable-rate mortgage loans	399,597	152,100	401,147	180,908	7,813	--	1,141,565
Fixed-rate mortgage-backed securities	10,522	8,469	21,481	11,084	10,440	3,344	65,340
Adjustable-rate mortgage-backed securities	1,607	693	5,843	--	--	--	8,143
Fixed-rate commercial/agricultural loans	61,333	30,880	77,948	31,176	6,114	251	207,702
Adjustable-rate commercial/agricultural loans	478,561	11,110	32,264	12,442	766	--	535,143
Consumer and other loans	159,490	15,043	43,805	17,885	20,958	1,044	258,225
Investment securities and interest-earning deposits	378,294	47,607	56,721	25,073	42,967	63,761	614,423

Total rate sensitive assets	1,805,856	376,774	974,617	448,653	257,724	137,904	4,001,528

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	166,948	144,893	338,084	338,084	--	--	988,009
Money market deposit accounts	217,141	130,284	86,856	--	--	--	434,281
Certificates of deposit	688,765	403,997	242,977	59,415	3,178	--	1,398,332
FHLB advances	220	--	10,000	--	--	--	10,220
Other borrowings	463	50,000	--	--	--	--	50,463
Junior subordinated debentures	123,716	--	--	--	--	--	123,716
Retail repurchase agreements	85,822	--	--	--	--	--	85,822

Total rate sensitive liabilities	1,283,075	729,174	677,917	397,499	3,178	--	3,090,843

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$522,781	$(352,400)	$296,700	$51,154	$254,546	$137,904	$910,685

Cumulative excess (deficiency) of interest-sensitive assets	$522,781	$170,381	$467,081	$518,235	$772,781	$910,685	$910,685

Cumulative ratio of interest-earning assets to interest-bearing liabilities	140.74%	108.47%	117.36%	116.78%	125.00%	129.46%	129.46%

Interest sensitivity gap to total assets	12.43%	(8.38)%	7.05%	1.22%	6.05%	3.28%	21.65%

Ratio of cumulative gap to total assets	12.43%	4.05%	11.10%	12.32%	18.37%	21.65%	21.65%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(593) million, or (14.09%) of total assets at June 30, 2011.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010” of this report on Form 10-Q.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, we did not sell any securities that were not registered under the Securities Act of 1933.

We did not execute any open market repurchases of our common stock from April 1, 2011 through June 30, 2011; however, we did distribute approximately $50,000 for fractional shares as a result of our 1-for-7 reverse stock split.

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

10{r}	Long-Term Incentive Plan [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008].

10{s}	Form of Compensation Modification Agreement [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{t}	2005 Executive Officer and Director Stock Account Deferred Compensation Plan.

10{u}	Entry into an Indemnification Agreement with each of the Company's Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010].

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Changes in Stockholders' Equity; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to the Consolidated Financial Statements. *

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 5, 2011	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2011	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)