Form 10-Q
period 2011-09-30
BANNER CORP
filed 2011-11-09
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2011.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer	[ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:				As of October 31, 2011
Common Stock, $.01 par value per share				17,212,830 shares*

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

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010	4

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	5

Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2011 and 2010	6

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2011 and the Year Ended December 31, 2010	7

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	9

Selected Notes to the Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	43

Comparison of Financial Condition at September 30, 2011 and December 31, 2010	47

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	48

Asset Quality	53

Liquidity and Capital Resources	58

Capital Requirements	58

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	60

Sensitivity Analysis	60

Item 4 - Controls and Procedures	64

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	65

Item 1A - Risk Factors	65

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3 - Defaults upon Senior Securities	65

Item 4 – [Removed and Reserved]

Item 5 - Other Information	65

Item 6 - Exhibits	66

SIGNATURES	68

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2011 and December 31, 2010

	September 30	December 31
ASSETS	2011	2010

Cash and due from banks	$288,327	$361,652

Securities—trading, amortized cost $116,748 and $128,070, respectively	85,419	95,379
Securities—available-for-sale, amortized cost $380,562 and $199,058, respectively	383,670	200,227
Securities—held-to-maturity, fair value $83,372 and $73,916, respectively	79,289	72,087

Federal Home Loan Bank stock	37,371	37,371
Loans receivable:
Held for sale	2,003	3,492
Held for portfolio	3,223,243	3,399,625
Allowance for loan losses	(86,128)	(97,401)
	3,139,118	3,305,716

Accrued interest receivable	16,101	15,927
Real estate owned, held for sale, net	66,459	100,872
Property and equipment, net	92,454	96,502
Other intangibles, net	6,887	8,609
Income taxes receivable, net	--	12,981
Bank-owned life insurance	58,058	56,653
Other assets	38,611	42,106

	$4,291,764	$4,406,082
LIABILITIES
Deposits:
Non-interest-bearing	$763,008	$600,457
Interest-bearing transaction and savings accounts	1,461,383	1,433,248
Interest-bearing certificates	1,313,043	1,557,493
	3,537,434	3,591,198

Advances from FHLB at fair value	10,572	43,523
Other borrowings	139,704	175,813
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	48,770	48,425
Accrued expenses and other liabilities	19,593	21,048
Deferred compensation	14,200	14,603
	3,770,273	3,894,610

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized; Series A – liquidation preference
$1,000 per share, 124,000 shares issued and outstanding	120,276	119,000
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 17,031,249 shares issued: 16,996,909 shares and 16,130,441 shares outstanding at September 30, 2011 and December 31, 2010, respectively	523,284	509,457
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
34,340 restricted shares outstanding at September 30, 2011 and December 31, 2010	(1,987)	(1,987)
Retained earnings (accumulated deficit)	(122,384)	(115,348)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available-for-sale and/or transferred to held-to-maturity	2,302	350

	521,491	511,472

	$4,291,764	$4,406,082

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
INTEREST INCOME:
Loans receivable	$45,641	$51,162	$139,242	$156,394
Mortgage-backed securities	799	972	2,533	3,143
Other securities and cash equivalents	3,121	2,116	7,337	6,317
	49,561	54,250	149,112	165,854
INTEREST EXPENSE:
Deposits	6,169	12,301	20,995	42,799
FHLB advances	64	323	306	1,004
Other borrowings	559	604	1,706	1,864
Junior subordinated debentures	1,041	1,100	3,120	3,174
	7,833	14,328	26,127	48,841

Net interest income before provision for loan losses	41,728	39,922	122,985	117,013

PROVISION FOR LOAN LOSSES	5,000	20,000	30,000	50,000
Net interest income	36,728	19,922	92,985	67,013

OTHER OPERATING INCOME:
Deposit fees and other service charges	6,096	5,702	17,068	16,494
Mortgage banking operations	1,401	2,519	3,218	4,284
Loan servicing fees	289	146	942	774
Miscellaneous	586	919	1,448	1,788
	8,372	9,286	22,676	23,340

Other-than-temporary impairment recovery (loss)	3,000	(3,000)	3,000	(4,231)
Net change in valuation of financial instruments carried at fair value	(1,032)	1,366	1,163	2,453
Total other operating income	10,340	7,652	26,839	21,562

OTHER OPERATING EXPENSES:
Salary and employee benefits	18,226	17,093	53,769	50,445
Less capitalized loan origination costs	(1,929)	(1,731)	(5,597)	(5,076)
Occupancy and equipment	5,352	5,546	16,182	16,731
Information/computer data services	1,547	1,501	4,635	4,601
Payment and card processing expenses	2,132	2,018	5,718	5,125
Professional services	1,950	1,500	4,807	4,661
Advertising and marketing	1,602	2,025	5,245	5,717
Deposit insurance	1,299	2,282	4,657	6,623
State/municipal business and use taxes	553	630	1,591	1,643
REO operations	6,698	11,757	17,897	18,981
Amortization of core deposit intangibles	554	600	1,721	1,859
Miscellaneous	3,054	3,107	8,812	8,457
Total other operating expenses	41,038	46,328	119,437	119,767

Income (loss) before provision for income taxes	6,030	(18,754)	387	(31,192)

PROVISION FOR INCOME TAXES	--	23,988	--	18,013

NET INCOME (LOSS)	6,030	(42,742)	387	(49,205)

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	1,550	1,550	4,650	4,650
Preferred stock discount accretion	425	398	1,276	1,195
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$4,055	$(44,690)	$(5,539)	$(55,050)

Earnings (loss) per common share:
Basic	$0.24	$(2.83)	$(0.33)	$(7.31)
Diluted	$0.24	$(2.83)	$(0.33)	$(7.31)
Cumulative dividends declared per common share:	$0.01	$0.07	$0.09	$0.21

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
NET INCOME (LOSS)	$6,030	$(42,742)	$387	$(49,205)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $0, ($11), $0 and $618, respectively	651	(20)	1,940	1,099

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity	3	11	12	33

Other comprehensive income (loss)	654	(9)	1,952	1,132

COMPREHENSIVE INCOME (LOSS)	$6,684	$(42,751)	$2,339	$(48,073)

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands except for shares)
For the Nine Months Ended September 30, 2011

					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity

	Preferred Stock		Common Stock and Paid in Capital (1)
	Shares	Amount	Shares	Amount

Balance, January 1, 2011	124,000	$119,000	16,130,441	$507,470	$(115,348)	$350	$511,472

Net income (loss)					387		387

Change in valuation of securities—available-for-sale, net of income tax						1,940	1,940

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						12	12

Accretion of preferred stock discount		1,276			(1,276)		--

Accrual of dividends on preferred stock					(4,650)		(4,650)

Accrual of dividends on common stock ($.09/share cumulative)					(1,497)		(1,497)

Proceeds from issuance of common stock for dividend reinvestment and direct stock purchase and sale plan, net of registration expenses and reverse stock split fractional share repurchases			850,402	13,736			13,736

Amortization of compensation related to restricted stock grant, net of shares surrendered for income tax withholding			16,066	69			69

Amortization of compensation related to stock options				22			22

BALANCE, September 30, 2011	124,000	$120,276	16,996,909	$521,297	$(122,384)	$2,302	$521,491

(1)	Common Stock and Paid in Capital includes a reduction of $2 million related to 34,340 unearned shares of common stock issued to the ESOP.

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (In thousands except for shares)
For the Year Ended December 31, 2010

					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity

	Preferred Stock		Common Stock and Paid in Capital (1)
	Shares	Amount	Shares	Amount

Balance, January 1, 2010	124,000	$117,407	3,042,744	$329,549	$(42,077)	$249	$405,128

Net income (loss)					(61,896)		(61,896)

Change in valuation of securities—available-for-sale, net of income tax						59	59

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						42	42

Accretion of preferred stock discount		1,593			(1,593)		--

Accrual of dividends on preferred stock					(6,200)		(6,200)

Accrual of dividends on common stock ($.28/share cumulative)					(3,582)		(3,582)

Proceeds from issuance of common stock for dividend reinvestment and direct stock purchase and sale plan, net of registration expenses			836,989	16,201			16,201

Proceeds from issuance of common stock, net of offering costs			12,234,143	161,637			161,637

Amortization of compensation related to Management Recognition Plan (MRP)				2			2

Amortization of compensation related to restricted stock grant			16,565	28			28

Amortization of compensation related to stock options				53			53

BALANCE, December 31, 2010	124,000	$119,000	16,130,441	$507,470	$(115,348)	$350	$511,472

(1)	Common Stock and Paid in Capital includes a reduction of $2 million related to 34,340 unearned shares of common stock issued to the ESOP.

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$387	$(49,205)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,509	6,963
Deferred income and expense, net of amortization	1,207	105
Amortization of core deposit and other intangibles	1,722	1,860
Other-than-temporary impairment (recovery) or loss	(3,000)	4,231
Net change in valuation of financial instruments carried at fair value	(1,163)	(2,453)
Purchases of securities—trading	--	(3,266)
Principal repayments and maturities of securities—trading	11,305	50,048
Deferred taxes	--	14,193
Equity-based compensation	91	47
Increase in cash surrender value of bank-owned life insurance	(1,405)	(1,545)
Gain on sale of loans, excluding capitalized servicing rights	(1,992)	(2,994)
Loss on disposal of real estate held for sale and property and equipment, net	1,254	1,382
Provision for losses on loans and real estate held for sale	42,407	59,923
Origination of loans held for sale	(186,341)	(235,084)
Proceeds from sales of loans held for sale	187,830	236,036
Net change in:
Other assets	16,307	10,922
Other liabilities	(677)	529
Net cash provided from operating activities	74,441	91,692

INVESTING ACTIVITIES:
Purchases of securities available-for-sale	(420,910)	(161,516)
Principal repayments and maturities of securities available-for-sale	224,716	102,704
Proceeds from sales of securities available-for-sale	13,179	1,965
Purchases of securities held-to-maturity	(11,303)	(1,158)
Principal repayments and maturities of securities held-to-maturity	7,066	6,020
Principal repayments of loans, net of originations	92,156	174,900
Purchases of loans and participating interest in loans	(620)	(286)
Purchases of property and equipment, net	(2,486)	(1,741)
Proceeds from sale of other repossessed assets and REO held for sale, net	66,653	30,306
Other	(169)	(108)
Net cash provided from (used by) investing activities	(31,718)	151,086

FINANCING ACTIVITIES:
Decrease in deposits, net	(53,764)	(105,064)
Repayment of FHLB advances	(32,804)	(142,504)
Increase (decrease) in other borrowings, net	(36,109)	1,285
Cash dividends paid	(7,107)	(6,212)
Cash proceeds from issuance of stock for dividend reinvestment and direct stock purchase and sale program, net of reverse stock split fractional share repurchases	13,736	13,198
Cash proceeds from issuance of stock in secondary offering, net of offering costs	--	161,637
Net cash used by financing activities	(116,048)	(77,660)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(73,325)	165,118

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	361,652	323,005
CASH AND DUE FROM BANKS, END OF PERIOD	$288,327	$488,123

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$28,231	$52,132
Taxes received in cash	(13,048)	(561)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	45,880	71,102

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

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Amended Federal Income Tax Returns:  On October 25, 2011, the Company filed amended federal income tax returns for tax years 2005, 2006, 2008 and 2009.  The amended tax returns, which are expected to be reviewed by the Internal Revenue Service (IRS), would significantly affect the timing for recognition of credit losses within previously filed income tax returns and, if approved, would result in the refund of up to $13.6 million of previously paid taxes from the utilization of net operating loss carryback claims into prior tax years.  The outcome of the anticipated IRS review is inherently uncertain and since there can be no assurance of approval of some or all of the tax carryback claims, no asset has been recognized to reflect the possible results of these amendments as of September 30, 2011, because of this uncertainty.  Accordingly, we do not anticipate recognizing any tax benefit until the results of the IRS review have been determined.

Regulatory Actions:  On March 23, 2010, Banner Bank entered into a Memorandum of Understanding (Bank MOU) with the FDIC and Washington DFI.  Banner Corporation also entered into a similar MOU with the Federal Reserve Bank of San Francisco on March 29, 2010 (FRB MOU).  Under the Bank MOU, Banner Bank is required, among other things, to develop and implement plans to reduce commercial real estate concentrations; to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 leverage capital to equal or exceed 10% of average assets.  In addition, Banner Bank is not permitted to pay cash dividends to Banner Corporation without prior approval from the FDIC and Washington DFI and the Company and Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  Further, the Company may not pay any dividends on common or preferred stock, pay interest or principal on the balance of its junior subordinated debentures or repurchase common stock without the prior written non-objection of the Federal Reserve Bank of San Francisco.  See Item 1A, Risk Factors, “We are required to comply with the terms of memoranda of understanding that we have entered into with the FDIC and DFI and the Federal Reserve and lack of compliance could result in additional regulatory actions” in our 2010 Form 10-K.

Reverse stock split: On May 26, 2011, Banner Corporation filed with the Secretary of State of the State of Washington Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, which effected a 1-for-7 reverse stock split. The amendment to the Company's Amended and Restated Articles of Incorporation was effective June 1, 2011.

As a result of the reverse stock split, every seven shares of the Company's common stock issued and outstanding immediately prior to the effective date automatically consolidated into one share of common stock.  No fractional shares of common stock were issued by the Company in connection with the reverse stock split.  Approximately $50,000 in cash was paid for fractional shares based on the closing price of the common stock on May 31, 2011.  All prior shares outstanding and per share information have been retroactively adjusted for the reverse stock split.

Deferred Tax Asset Valuation Allowance:  The Company and the Banks file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under U.S. generally acceptable accounting principles (GAAP), a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.  While realization of the deferred tax asset is ultimately dependent on a return to sustained profitability, which management believes is more likely than not, the guidance reflected in the accounting standard is significantly influenced by consideration of recent historical operating results.  During the third quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  This action caused our income tax expense to be $24.0 million for that period.  As a result, we recorded $18.0 million income tax expense for the year ended December 31, 2010.  No tax benefit or expense was recognized during the three or nine months ended September 30, 2011.  See Note 12 of the Notes to the Consolidated Financial Statements for more information.

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

In April 2011, FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU No. 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring.  This guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption.  The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

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

Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements.  Also, if a valuation technique has changed, entities should disclose that change and the reason for the change.  Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009.  The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis became effective for fiscal periods beginning after December 15, 2010.  The implementation of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	September 30 2011	December 31 2010	September 30 2010

Interest-bearing deposits included in cash and due from banks	$234,824	$321,896	$441,977

U.S. Government and agency obligations	292,012	139,807	116,188

Municipal bonds:
Taxable	15,220	7,123	2,953
Tax exempt	92,432	75,509	69,504
Total municipal bonds	107,652	82,632	72,457

Corporate bonds	52,238	58,495	46,035

Mortgage-backed or related securities:
GNMA	20,815	23,732	16,105
FHLMC	25,350	26,952	32,160
FNMA	47,177	32,341	35,509
Private issuer	2,589	3,544	3,994
Total mortgage-backed or related securities	95,931	86,569	87,768

Equity securities (excludes FHLB stock)	545	190	144

Total securities	548,378	367,693	322,592

FHLB stock	37,371	37,371	37,371
	$820,573	$726,960	$801,940

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at September 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	September 30, 2011			December 31, 2010
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total

U.S. Government and agency obligations	$3,402	$3,633	4.3%	$4,167	$4,379	4.6%

Municipal bonds:
Taxable	391	441	0.5	682	693	0.7
Tax exempt	5,428	5,545	6.5	5,422	5,705	6.0
Total municipal bonds	5,819	5,986	7.0	6,104	6,398	6.7

Corporate bonds	63,507	35,257	41.3	63,581	34,724	36.4

Mortgage-backed or related securities:
FHLMC	11,615	12,416	14.5	16,554	17,347	18.2
FNMA	25,490	27,582	32.3	30,749	32,341	33.9
Total mortgage-backed or related securities	37,105	39,998	46.8	47,303	49,688	52.1

Equity securities	6,915	545	0.6	6,915	190	0.2
	$116,748	$85,419	100.0%	$128,070	$95,379	100.0%

There were no sales of securities—trading during the nine months ended September 30, 2011 or 2010.  The Company did not recognize an OTTI charge on securities—trading during the nine months ended September 30, 2011.  However, for the nine months ended September 30, 2010, we recognized a $1.2 million OTTI charge on a corporate bond that is a single-issue trust preferred security.  At September 30, 2011, there was one single-issuer trust preferred security in our trading portfolio on nonaccrual status with an amortized cost of $4.3 million and an estimated fair value of $1.4 million.  This same security was on nonaccrual status as of December 31, 2010.

The amortized cost and estimated fair value of securities—trading at September 30, 2011 and December 31, 2010, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$2,001	$2,023	$1,762	$1,816
Due after one year through five years	1,545	1,632	2,549	2,668
Due after five years through ten years	18,330	19,579	20,442	21,328
Due after ten years through twenty years	13,769	14,129	16,234	16,840
Due after twenty years	74,188	47,511	80,168	52,537

	109,833	84,874	121,155	95,189

Equity securities	6,915	545	6,915	190
	$116,748	$85,419	$128,070	$95,379

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at September 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$287,683	$787	$(91)	$288,379	75.1%

Municipal bonds:
Taxable	7,380	197	(1)	7,576	2.0
Tax exempt	15,920	153	(22)	16,051	4.2
Total municipal bonds	23,300	350	(23)	23,627	6.2

Corporate bonds	15,718	15	(3)	15,730	4.1

Mortgage-backed or related securities:
FHLMC	19,321	1,494	--	20,815	5.4
FNMA	12,731	204	--	12,935	3.4
GNMA	19,362	266	(33)	19,595	5.1
Private issuer	2,447	142	--	2,589	0.7
Total mortgage-backed or related securities	53,861	2,106	(33)	55,934	14.6
	$380,562	$3,258	$(150)	$383,670	100.0%

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$135,770	$323	$(665)	$135,428	67.6%

Municipal bonds:
Taxable	800	--	(25)	775	0.4
Tax exempt	4,723	--	(102)	4,621	2.3
Total municipal bonds	5,523	--	(127)	5,396	2.7

Corporate bonds	22,536	--	(14)	22,522	11.2

Mortgage-backed or related securities:
FHLMC	9,314	291	--	9,605	4.8
GNMA	22,597	1,167	(32)	23,732	11.9
Private issuer	3,318	226	--	3,544	1.8
Total mortgage-backed or related securities	35,229	1,684	(32)	36,881	18.5
	$199,058	$2,007	$(838)	$200,227	100.0%

At September 30, 2011 and December 31, 2010, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$104,885	$(91)	$--	$--	$104,885	$(91)

Municipal bonds:
Taxable	600	(1)	--	--	600	(1)
Tax exempt	5,907	(22)	--	--	5,907	(22)
Total municipal bonds	6,507	(23)	--	--	6,507	(23)

Corporate bonds	2,222	(3)	--	--	2,222	(3)

Mortgage-backed or related securities	15,278	(33)	--	--	15,278	(33)
	$128,892	$(150)	$--	$--	$128,892	$(150)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$70,426	$(665)	$--	$--	$70,426	$(665)

Municipal bonds:
Taxable	775	(25)	--	--	775	(25)
Tax exempt	4,621	(102)	--	--	4,621	(102)
Total municipal bonds	5,396	(127)	--	--	5,396	(127)

Corporate bonds	17,604	(14)	--	--	17,604	(14)

Mortgage-backed or related securities	2,488	(32)	--	--	2,488	(32)
	$95,914	$(838)	$--	$--	$95,914	$(838)

Proceeds from the sale of three securities—available-for-sale during the nine months ended September 30, 2011 were $13.2 million compared to proceeds of $2.0 million from the sale of one security during the nine months ended September 30, 2010.  There were no gains or losses from the sale of securities—available-for-sale for the nine months ended September 30, 2011 and 2010, and in addition we had no OTTI charges over those same time periods.  At September 30, 2011, there were 25 securities—available-for-sale with unrealized losses, compared to 24 at December 31, 2010.  Management does not believe that any individual unrealized loss as of September 30, 2011 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available-for-sale at September 30, 2011 and December 31, 2010, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$20,104	$20,124	$55,135	$55,132
Due after one year through five years	244,455	245,311	107,356	106,916
Due after five years through ten years	88,270	88,699	1,338	1,298
Due after ten years through twenty years	2,446	2,589	3,318	3,544
Due after twenty years	25,287	26,947	31,911	33,337
	$380,562	$383,670	$199,058	$200,227

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at September 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$7,203	$366	$--	$7,569	9.1%
Tax exempt	70,836	3,728	(8)	74,556	89.4
Total municipal bonds	78,039	4,094	(8)	82,125	98.5

Corporate bonds	1,250	--	(3)	1,247	1.5
	$79,289	$4,094	$(11)	$83,372	100.0%

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total
Municipal bonds:
Taxable	$5,654	$68	$(71)	$5,651	7.6%
Tax exempt	65,183	1,952	(106)	67,029	90.7
Total municipal bonds	70,837	2,020	(177)	72,680	98.3

Corporate bonds	1,250	8	(22)	1,236	1.7
	$72,087	$2,028	$(199)	$73,916	100.0%

At September 30, 2011 and December 31, 2010, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$--	$--	$--	$--	$--	$--
Tax exempt	2,156	(3)	1,854	(5)	4,010	(8)
Total municipal bonds	2,156	(3)	1,854	(5)	4,010	(8)

Corporate bonds	--	--	497	(3)	497	(3)
	$2,156	$(3)	$2,351	$(8)	$4,507	$(11)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$3,443	$(71)	$--	$--	$3,443	$(71)
Tax exempt	13,301	(106)	--	--	13,301	(106)
Total municipal bonds	16,744	(177)	--	--	16,744	(177)

Corporate bonds	--	--	478	(22)	478	(22)
	$16,744	$(177)	$478	$(22)	$17,222	$(199)

There were no sales of securities—held-to-maturity during the nine months ended September 30, 2011 and 2010.  The Company did not recognize any OTTI charge on securities—held-to-maturity during the nine months ended September 30, 2011; however, we did recognize $3.0 million from the recovery of one security—held-to-maturity which had previously been charged off as OTTI in the prior year.  Aside from the previously mentioned $3.0 million OTTI charge, there were no other OTTI charges for the nine months ended September 30, 2010 for securities—held-to-maturity.  As of September 30, 2011, there were two held-to-maturity non-rated corporate bonds issued by a housing authority on nonaccrual status each with an amortized cost of $250,000 and estimated fair value of $249,000.  Management expects to collect all amounts due for these securities.  There were four securities—held-to-maturity with unrealized losses at September 30, 2011, compared to 13 at December 31, 2010.  Management does not believe that any individual unrealized loss as of September 30, 2011 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—held-to-maturity at September 30, 2011 and December 31, 2010, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$3,069	$3,108	$2,297	$2,342
Due after one year through five years	14,465	15,142	10,634	11,145
Due after five years through ten years	11,610	12,093	15,143	15,368
Due after ten years through twenty years	48,299	51,040	41,832	42,765
Due after twenty years	1,846	1,989	2,181	2,296
	$79,289	$83,372	$72,087	$73,916

The following table presents, as of September 30, 2011, investment securities of all categories which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$98,878	$103,729
Interest rate swap counterparties	5,841	6,198
Retail repurchase transaction accounts	104,473	107,952
Other	4,229	4,437
Total pledged securities	$213,421	$222,316

Note 6:  FHLB STOCK

The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, we are required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  For the three and nine months ended September 30, 2011 and 2010, we did not receive any dividend income on FHLB stock.  The Seattle FHLB announced that it had a risk-based capital deficiency as of December 31, 2008 under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  At September 30, 2011, the Company had recorded $37.4 million in FHLB stock, unchanged from December 31, 2010.  This stock is generally viewed as a long-term investment and is carried at par.  It does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

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

Loans receivable, including loans held for sale, at September 30, 2011, December 31, 2010 and September 30, 2010 are summarized as follows (dollars in thousands):

	September 30, 2011		December 31, 2010		September 30, 2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Commercial real estate
Owner-occupied	$474,863	14.7%	$515,093	15.1%	$526,599	15.1%
Investment properties	586,652	18.2	550,610	16.2	534,338	15.3
Multifamily real estate	134,146	4.2	134,634	4.0	150,396	4.3
Commercial construction	38,124	1.2	62,707	1.8	64,555	1.8
Multifamily construction	16,335	0.5	27,394	0.8	48,850	1.4
One- to four-family construction	145,776	4.5	153,383	4.5	174,312	5.0
Land and land development
Residential	96,875	3.0	167,764	4.9	189,948	5.4
Commercial	19,173	0.6	32,386	1.0	24,697	0.7
Commercial business	580,876	18.0	585,457	17.2	596,152	17.0
Agricultural business, including secured by farmland	211,571	6.6	204,968	6.0	210,904	6.0
One- to four-family real estate	639,909	19.8	682,924	20.1	681,138	19.5
Consumer	98,794	3.1	99,761	2.9	106,922	3.1
Consumer secured by one- to four-family	182,152	5.6	186,036	5.5	189,291	5.4

Total loans outstanding	3,225,246	100.0%	3,403,117	100.0%	3,498,102	100.0%

Less allowance for loan losses	(86,128)		(97,401)		(96,435)
Net loans	$3,139,118		$3,305,716		$3,401,667

Loan amounts are net of unearned, unamortized loan fees (and costs) of approximately $10 million, $11 million and $11 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

The Company’s loans by geographic concentration at September 30, 2011 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate
Owner-occupied	$355,741	$66,103	$49,755	$3,264	$474,863
Investment properties	444,282	94,764	42,301	5,305	586,652
Multifamily real estate	117,663	7,720	8,328	435	134,146
Commercial construction	22,185	954	14,985	--	38,124
Multifamily construction	16,335	--	--	--	16,335
One- to four-family construction	81,325	62,498	1,953	--	145,776
Land and land development
Residential	44,912	45,262	6,701	--	96,875
Commercial	16,827	897	1,449	--	19,173
Commercial business	388,047	88,986	68,617	35,226	580,876
Agricultural business, including secured by farmland	111,249	43,558	56,696	68	211,571
One- to four-family real estate	398,733	212,494	26,402	2,280	639,909
Consumer	69,686	23,932	5,176	--	98,794
Consumer secured by one- to four- family	124,257	44,507	12,620	768	182,152
Total loans	$2,191,242	$691,675	$294,983	$47,346	$3,225,246

Percent of total loans	67.9%	21.4%	9.1%	1.6%	100.0%

The geographic concentrations of Banner’s land and land development loans by state at September 30, 2011 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$14,118	$22,738	$4,153	$41,009
Improved land and lots	16,837	19,470	533	36,840
Unimproved land	13,957	3,054	2,015	19,026

Total residential land and development	$44,912	$45,262	$6,701	$96,875
Commercial and industrial:
Acquisition and development	$4,200	$--	$481	$4,681
Improved land and lots	6,094	--	197	6,291
Unimproved land	6,533	897	771	8,201
Total commercial land development	$16,827	$897	$1,449	$19,173

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, at September 30, 2011, December 31, 2010 and September 30, 2010 were as follows (in thousands):

	September 30 2011	December 31 2010	September 30 2010
Fixed-rate (term to maturity):
Due in one year or less	$194,153	$214,625	$223,338
Due after one year through three years	237,087	232,412	251,829
Due after three years through five years	170,747	173,533	160,473
Due after five years through ten years	162,461	119,108	120,320
Due after ten years	494,989	530,548	537,803

Total fixed-rate loans	1,259,437	1,270,226	1,293,763

Adjustable-rate (term to rate adjustment):
Due in one year or less	1,172,572	1,311,679	1,353,793
Due after one year through three years	431,373	428,910	458,125
Due after three years through five years	336,984	356,241	356,621
Due after five years through ten years	23,932	36,061	35,204
Due after ten years	948	--	596

Total adjustable-rate loans	1,965,809	2,132,891	2,204,339
Total loans	$3,225,246	$3,403,117	$3,498,102

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

Impaired Loans and the Allowance for Loan Losses.  A loan is considered impaired when, based on current information and circumstances, the Company determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are comprised of loans on nonaccrual status, accruing TDRs and loans that are 90 days or more past due, but are still on accrual.

The amount of impaired loans and the related allocated reserve for loan losses as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate	$8,908	$689	$24,727	$2,151
Multifamily real estate	--	--	1,889	139
Construction and land	35,841	5,760	75,734	6,541
Commercial business	15,754	2,633	21,100	5,332
Agricultural business, including secured by farmland	1,301	34	5,853	56
One- to four-family residential	15,274	419	16,869	23
Consumer	4,232	1,436	2,332	84

Total nonaccrual loans	81,310	10,971	148,504	14,326

Past due and still accruing	1,839	144	2,985	7
TDRs	51,990	1,804	60,115	4,054
Total impaired loans	$135,139	$12,919	$211,604	$18,387

As of September 30, 2011, the Company had additional commitments to advance funds up to an amount of $286,000 related to impaired loans.

The following tables provide additional information on impaired loans, with and without specific allowance reserves, at their recorded investment amount as of September 30, 2011 and December 31, 2010. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance

Without a specific allowance reserve (1)
Commercial real estate	$3,533	$3,575	$412
Multifamily real estate	455	455	8
Construction and land	10,016	10,602	2,076
Commercial business	5,601	5,999	1,139
Agricultural business, including secured by farmland	504	929	34
One- to four-family residential	26,782	27,109	237
Consumer	1,886	2,193	28
	48,777	50,862	3,934

With a specific allowance reserve (2)
Commercial real estate	10,936	10,936	609
Multifamily real estate	1,997	1,997	14
Construction and land	39,884	58,459	4,619
Commercial business	12,321	17,971	1,891
Agricultural business, including secured by farmland	797	1,017	--
One- to four-family residential	17,338	18,153	436
Consumer	3,089	3,469	1,416
	86,362	112,002	8,985

Total impaired loans
Commercial real estate	$14,469	$14,511	$1,021
Multifamily real estate	2,452	2,452	22
Construction and land	49,900	69,061	6,695
Commercial business	17,922	23,970	3,030
Agricultural business, including secured by farmland	1,301	1,946	34
One- to four-family residential	44,120	45,262	673
Consumer	4,975	5,662	1,444
Total	$135,139	$162,864	$12,919

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance

Without a specific allowance reserve (1)
Commercial real estate	$4,870	$5,295	$594
Multifamily real estate	339	339	68
Construction and land	9,758	10,237	1,955
Commercial business	7,558	7,576	1,044
Agricultural business, including secured by farmland	475	900	19
One- to four-family residential	31,094	31,121	122
Consumer	252	252	4

	54,346	55,720	3,806

With a specific allowance reserve (2)
Commercial real estate	26,384	28,048	2,320
Multifamily real estate	1,471	1,471	55
Construction and land	88,065	117,152	7,275
Commercial business	14,134	19,224	4,358
Agricultural business, including secured by farmland	5,457	8,934	37
One- to four-family residential	20,736	21,791	536
Consumer	1,011	1,011	--

	157,258	197,631	14,581

Total impaired loans
Commercial real estate	$31,254	$33,343	$2,914
Multifamily real estate	1,810	1,810	123
Construction and land	97,823	127,389	9,230
Commercial business	21,692	26,800	5,402
Agricultural business, including secured by farmland	5,932	9,834	56
One- to four-family residential	51,830	52,912	658
Consumer	1,263	1,263	4
Total	$211,604	$253,351	$18,387

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following table provides additional information on the average recorded investment and interest income recognized on impaired loans with and without specific allowance reserves for the three and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30 2011		Three Months Ended September 30 2010		Nine Months Ended September 30 2011		Nine Months Ended September 30 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve:
Commercial real estate	$3,574	$36	$4,920	$51	$3,728	$132	$4,959	$146
Multifamily real estate	451	16	382	4	457	25	374	24
Construction and land	10,057	115	18,705	162	10,555	366	21,696	469
Commercial and industrial	5,839	77	7,733	75	6,203	231	8,330	248
Agricultural business, including secured by farmland	505	3	411	6	515	9	466	18
One- to four-family residential	26,937	279	25,516	304	27,155	900	24,915	932
Consumer	1,952	17	1,998	16	2,086	72	1,904	53
	49,315	543	59,665	618	50,699	1,735	62,644	1,890

With a specific allowance reserve:
Commercial real estate	10,944	78	17,226	103	10,765	323	16,573	313
Multifamily real estate	1,991	25	1,329	--	1,955	76	1,329	--
Construction and land	41,543	165	106,188	210	59,130	610	120,746	824
Commercial and industrial	12,436	19	20,115	140	13,382	107	21,171	351
Agricultural business, including secured by farmland	794	--	6,353	82	819	--	7,307	245
One- to four-family residential	17,531	173	18,203	145	17,192	598	18,569	448
Consumer	3,369	22	1,124	8	3,303	112	1,178	27
	88,608	482	170,538	688	106,546	1,826	186,873	2,208

Total impaired loans:
Commercial real estate	$14,518	$114	$22,146	$154	$14,493	$455	$21,532	$459
Multifamily real estate	2,442	41	1,711	4	2,412	101	1,703	24
Construction and land	51,600	280	124,893	372	69,685	976	142,442	1,293
Commercial and industrial	18,275	96	27,848	215	19,585	338	29,501	599
Agricultural business, including secured by farmland	1,299	3	6,764	88	1,334	9	7,773	263
One- to four-family residential	44,468	452	43,719	449	44,347	1,498	43,484	1,380
Consumer	5,321	39	3,122	24	5,389	184	3,082	80
Total	$137,923	$1,025	$230,203	$1,306	$157,245	$3,561	$249,517	$4,098

The following tables present troubled debt restructurings at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Accrual Status	Nonaccrual Status	Total Modifications

Commercial real estate	$5,561	$649	$6,210
Multifamily real estate	2,452	--	2,452
Construction and land	14,058	4,504	18,562
Commercial business	1,482	85	1,567
Agricultural business, including secured by farmland	--	--	--
One- to four-family residential	27,734	3,589	31,323
Consumer	703	989	1,692
	$51,990	$9,816	$61,806

	December 31, 2010
	Accrual Status	Nonaccrual Status	Total Modifications

Commercial real estate	$4,505	$370	$4,875
Multifamily real estate	--	--	--
Construction and land	21,873	6,944	28,817
Commercial business	3,746	27	3,773
Agricultural business, including secured by farmland	--	--	--
One- to four-family residential	29,340	2,415	31,755
Consumer	651	583	1,234
	$60,115	$10,339	$70,454

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2011 and 2010 (in thousands except for number of contracts):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

Recorded Investment (1)
Commercial real estate	--	$--	$--	4	$2,165	$2,165
Multifamily real estate	1	455	455	3	2,452	2,452
Construction and land	8	2,247	2,247	11	4,529	4,529
Commercial business	2	855	645	3	905	695
Agricultural business, including secured by farmland	--	--	--	--	--	--
One- to four-family residential	--	--	--	4	1,097	1,097
Consumer	--	--	--	3	136	136
	11	$3,557	$3,347	28	$11,284	$11,074

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

Recorded Investment (1)
Commercial real estate	3	$3,158	$3,158	5	$3,956	$3,956
Multifamily real estate	2	7,612	7,612	--	--	--
Construction and land	--	--	--	5	10,681	10,681
Commercial business	2	151	151	6	837	837
Agricultural business, including secured by farmland	--	--	--	--	--	--
One- to four-family residential	4	2,334	2,334	18	6,042	6,042
Consumer	1	358	358	4	764	764
	12	$13,613	$13,613	38	$22,280	$22,280

(1)
Since most loans were already considered classified and/or on non-accrual status prior to restructuring, the modifications did not have a material effect on the Company’s determination of the allowance for loan losses.

The following table presents restructured loans which incurred a payment default within the three or nine-month periods ended September 30, 2011 and 2010, for which the payment default occurred within twelve months of the restructure date.  A default on a restructured loan is either a transfer to nonaccrual status or a charge-off (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Commercial real estate	$--	$1,126	$--	$--
Multifamily real estate	--	--	--	--
Construction and land	2,227	2,227	--	747
Commercial business	--	66	--	--
Agricultural business, including secured by farmland	--	--	--	--
One- to four-family residential	--	934	--	--
Consumer	--	--	--	53
Balance, end of period	$2,227	$4,353	$--	$800

(1)
Since most loans were already considered classified and/or on nonaccrual status prior to restructuring, the defaults did not have a material effect on the Company’s determination of the allowance for loan losses.

The following table presents troubled debt restructurings at September 30, 2011 and December 31, 2010, which were performing according to agreement (in thousands):

	September 30, 2011		December 31, 2010
	Number of Contracts	Total Modifications	Number of Contracts	Total Modifications
Commercial real estate	9	$5,561	6	$4,505
Multifamily real estate	3	2,452	--	--
Construction and land	32	14,058	31	21,873
Commercial business	9	1,482	13	3,746
Agricultural business, including secured by farmland	--	--	--	--
One- to four-family residential	86	27,734	90	29,340
Consumer	7	703	2	651
	146	$51,990	142	$60,115

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

The following table shows Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans

Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$969,614	$126,884	$238,425	$501,489	$205,569	$602,793	$273,829	$2,918,603
Special mention	26,660	5,000	3,453	31,483	1,291	1,082	235	69,204
Substandard	65,241	2,262	74,405	47,395	4,711	36,034	6,882	236,930
Doubtful	--	--	--	509	--	--	--	509
Loss	--	--	--	--	--	--	--	--
Total loans	$1,061,515	$134,146	$316,283	$580,876	$211,571	$639,909	$280,946	$3,225,246

Performing loans	$1,052,607	$134,146	$280,442	$564,435	$210,270	$623,524	$276,673	$3,142,097
Non-performing loans	8,908	--	35,841	16,441	1,301	16,385	4,273	83,149
Total loans	$1,061,515	$134,146	$316,283	$580,876	$211,571	$639,909	$280,946	$3,225,246

	December 31, 2010
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans

Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$950,889	$116,078	$281,871	$514,204	$195,123	$645,452	$280,511	$2,984,128
Special mention	31,799	16,302	16,168	17,674	1,327	1,154	248	84,672
Substandard	83,015	2,254	145,595	52,713	8,352	36,318	5,038	333,285
Doubtful	--	--	--	866	166	--	--	1,032
Loss	--	--	--	--	--	--	--	--
Total loans	$1,065,703	$134,634	$443,634	$585,457	$204,968	$682,924	$285,797	$3,403,117

Performing loans	$1,040,976	$132,745	$367,900	$564,357	$199,115	$663,100	$283,435	$3,251,628
Non-performing loans	24,727	1,889	75,734	21,100	5,853	19,824	2,362	151,489
Total loans	$1,065,703	$134,634	$443,634	$585,457	$204,968	$682,924	$285,797	$3,403,117

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, in the commercial business category, $54 million of small credit-scored business loans.  As loans in these pools become non-performing, they are individually risk-rated.

The following table provides additional detail on delinquency aging of Banner’s loans, including delinquent loans on accrual and on non-accrual status as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing

Commercial real estate	$175	$737	$7,632	$8,544	$1,052,971	$1,061,515	$--
Multifamily real estate	--	--	--	--	134,146	134,146	--
Construction and land	--	527	27,228	27,755	288,528	316,283	--
Commercial business	1,433	338	8,327	10,098	570,778	580,876	--
Agricultural business, including secured by farmland	--	1,074	998	2,072	209,499	211,571	--
One-to four-family residential	1,095	4,846	11,668	17,609	622,300	639,909	--
Consumer	896	517	2,697	4,110	276,836	280,946	--
Total	$3,599	$8,039	$58,550	$70,188	$3,155,058	$3,225,246	$--

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing

Commercial real estate	$7,847	$8,753	$20,584	$37,184	$1,028,519	$1,065,703	$--
Multifamily real estate	--	--	1,329	1,329	133,305	134,634	--
Construction and land	6,148	1,846	54,460	62,454	381,180	443,634	--
Commercial business	3,939	824	14,159	18,922	566,535	585,457	--
Agricultural business, including secured by farmland	514	3,684	3,499	7,697	197,271	204,968	--
One-to four-family residential	951	6,119	17,106	24,176	658,748	682,924	2,955
Consumer	1,535	1,006	1,554	4,095	281,702	285,797	30
Total	$20,934	$22,232	$112,691	$155,857	$3,247,260	$3,403,117	$2,985

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30, 2011
	Commercial Real Estate and Multifamily	Construction and Land	Commercial / Agricultural Business	One- to Four-Family Residential	Consumer	Commitments and Unallocated(1)	Total
Allowance for loan losses:
Beginning balance	$18,491	$25,976	$21,321	$8,254	$1,445	$16,513	$92,000
Provision for loan losses	327	3,063	(2,731)	5,444	(183)	(920)	5,000
Recoveries	1	89	424	34	69	--	617
Charge-offs	(1,644)	(6,445)	(863)	(2,483)	(54)	--	(11,489)
Ending balance	$17,175	$22,683	$18,151	$11,249	$1,277	$15,593	$86,128

	For the Nine Months Ended September 30, 2011
	Commercial Real Estate and Multifamily	Construction and Land	Commercial / Agricultural Business	One- to Four-Family Residential	Consumer	Commitments and Unallocated(1)	Total
Allowance for loan losses:
Beginning balance	$15,742	$33,121	$26,391	$5,829	$1,794	$14,524	$97,401
Provision for loan losses	6,592	11,781	(1,313)	11,891	(20)	1,069	30,000
Recoveries	16	840	586	115	231	--	1,788
Charge-offs	(5,175)	(23,059)	(7,513)	(6,586)	(728)	--	(43,061)
Ending balance	$17,175	$22,683	$18,151	$11,249	$1,277	$15,593	$86,128

	At September 30, 2011

Allowance individually evaluated for impairment	$623	$4,619	$1,891	$436	$1,416	$--	$8,985
Allowance collectively evaluated for impairment	16,552	18,064	16,260	10,813	(139)	15,593	77,143
Total allowance for loan losses	$17,175	$22,683	$18,151	$11,249	$1,277	$15,593	$86,128

(1)The portion of the allowance allocated to commitments was $508,000 and the portion that is unallocated was $15.2 million.

	At September 30, 2011

Loan balances:
Loans individually evaluated for impairment	$12,933	$39,884	$13,118	$17,338	$3,089	n/a	$86,362
Loans collectively evaluated for impairment	1,182,728	276,399	779,329	622,571	277,857	n/a	3,138,884
Total loans	$1,195,661	$316,283	$792,447	$639,909	$280,946	n/a	$3,225,246

	For the Three Months Ended September 30, 2010
	Commercial Real Estate and Multifamily	Construction and Land	Commercial / Agricultural Business	One- to Four-Family Residential	Consumer	Commitments and Unallocated(1)	Total
Allowance for loan losses:
Beginning balance	$9,406	$45,601	$24,584	$3,530	$1,890	$10,497	$95,508
Provision for loan losses	1,453	4,704	7,097	1,105	281	5,360	20,000
Recoveries	--	163	213	54	77	--	507
Charge-offs	(1)	(11,802)	(6,294)	(1,134)	(349)	--	(19,580)
Ending balance	$10,858	$38,666	$25,600	$3,555	$1,899	$15,857	$96,435

	For the Nine Months Ended September 30, 2010
	Commercial Real Estate and Multifamily	Construction and Land	Commercial / Agricultural Business	One- to Four-Family Residential	Consumer	Commitments and Unallocated(1)	Total
Allowance for loan losses:
Beginning balance	$8,368	$45,209	$22,973	$2,912	$1,809	$13,998	$95,269
Provision for loan losses	2,583	24,453	14,042	5,895	1,168	1,859	50,000
Recoveries	--	785	2,098	125	205	--	3,213
Charge-offs	(93)	(31,781)	(13,513)	(5,377)	(1,283)	--	(52,047)
Ending balance	$10,858	$38,666	$25,600	$3,555	$1,899	$15,857	$96,435

	At September 30, 2010

Allowance individually evaluated for impairment	$1,653	$7,648	$5,447	$967	$--	$--	$15,715
Allowance collectively evaluated for impairment	9,205	31,018	20,153	2,588	1,899	15,857	80,720
Total allowance for loan losses	$10,858	$38,666	$25,600	$3,555	$1,899	$15,857	$96,435

(1)The portion of the allowance allocated to commitments was $1.5 million and the portion that is unallocated was $14.3 million.

	At September 30, 2010

Loan balances:
Loans individually evaluated for impairment	$29,400	$88,487	$25,323	$20,921	$--	n/a	$164,131
Loans collectively evaluated for impairment	1,181,933	413,875	781,733	660,217	296,213	n/a	3,333,971
Total loans	$1,211,333	$502,362	$807,056	$681,138	$296,213	n/a	$3,498,102

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in real estate owned (REO), net of valuation adjustments, for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Balance, beginning of the period	$71,205	$101,485	$100,872	$77,743

Additions from loan foreclosures	18,881	25,694	45,715	70,906
Additions from capitalized costs	1,107	841	4,254	2,357
Dispositions of REO	(19,440)	(12,145)	(70,771)	(32,556)
Loss on sale of REO	(725)	(133)	(1,204)	(1,368)
Valuation adjustments in the period	(4,569)	(8,583)	(12,407)	(9,923)
Balance, end of the period	$66,459	$107,159	$66,459	$107,159

The following table shows REO by type and geographic location by state as of September 30, 2011 (in thousands):

	Washington	Oregon	Idaho	Total

Commercial real estate	$1,901	$--	$2,494	$4,395
One- to four-family construction	472	3,039	--	3,511
Land development- commercial	3,876	2,836	200	6,912
Land development- residential	21,913	13,532	2,322	37,767
Agricultural land	--	--	100	100
One- to four-family real estate	6,876	4,820	2,078	13,774
Balance, end of period	$35,038	$24,227	$7,194	$66,459

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

Note 9:  OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Other Intangible Assets:  At September 30, 2011, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

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

The following table summarizes the changes in the Company’s core deposit intangibles and other intangibles for the nine months ended September 30, 2011 and the year ended December 31, 2010 (in thousands):

	Core Deposit Intangibles	Other	Total

Balance, December 31, 2010	$8,598	$11	$8,609
Amortization	(1,721)	(1)	(1,722)
Balance, September 30, 2011	$6,877	$10	$6,887

	Core Deposit Intangibles	Other	Total

Balance, December 31, 2009	$11,057	$13	$11,070
Amortization	(2,459)	(2)	(2,461)
Balance, December 31, 2010	$8,598	$11	$8,609

Estimated annual amortization expense with respect to existing intangibles as of September 30, 2011 is as follows (in thousands):

Year Ended	Core Deposit Intangibles	Other	Total

December 31, 2011	$2,276	$2	$2,278
December 31, 2012	2,092	2	2,094
December 31, 2013	1,908	2	1,910
December 31, 2014	1,724	2	1,726
Thereafter	598	3	601
	$8,598	$11	$8,609

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the first nine months of 2011 and during all of 2010, the Company did not record an impairment charge.  Loans serviced for others totaled $747 million and $705 million at September 30, 2011 and December 31, 2010, respectively.  Custodial accounts maintained in connection with this servicing totaled $5 million and $6 million at September 30, 2011 and December 31, 2010, respectively.

An analysis of our mortgage servicing rights for the three and nine months ended September 30, 2011 and 2010 is presented below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Balance, beginning of the period	$5,369	$5,315	$5,441	$5,703
Amounts capitalized	573	873	1,226	1,290
Amortization (1)	(448)	(579)	(1,173)	(1,384)
Balance, end of the period	$5,494	$5,609	$5,494	$5,609

(1) Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

Note 10:  DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Deposits consisted of the following at September 30, 2011, December 31, 2010 and September 30, 2010 (dollars in thousands):

	September 30 2011		December 31 2010		September 30 2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$763,008	21.6%	$600,457	16.7%	$613,313	16.3%
Interest-bearing checking	362,090	10.2	357,702	10.0	359,923	9.6
Regular savings accounts	670,210	18.9	616,512	17.2	618,144	16.4
Money market accounts	429,083	12.1	459,034	12.8	481,689	12.8
Total transaction and saving accounts	2,224,391	62.8	2,033,705	56.7	2,073,069	55.1

Certificates which mature or reprice:
Within 1 year	1,045,171	28.7	1,185,405	33.0	1,235,720	32.9
After 1 year, but within 3 years	204,040	5.8	314,532	8.7	396,683	10.5
After 3 years	63,832	2.7	57,556	1.6	55,014	1.5
Total certificate accounts	1,313,043	37.2	1,557,493	43.3	1,687,417	44.9
Total deposits	$3,537,434	100.0%	$3,591,198	100.0%	$3,760,486	100.0%

Included in total deposits:
Public fund transaction accounts	$67,753	1.9%	$64,482	1.8%	$72,076	1.9%
Public fund interest-bearing certificates	69,321	2.0	81,809	2.3	82,045	2.2
Total public deposits	$137,074	3.9%	$146,291	4.1%	$154,121	4.1%
Total brokered deposits	$59,576	1.7%	$102,984	2.9%	$144,013	3.8%

The following table presents the geographic concentration of deposits at September 30, 2011 (in thousands):

	Washington	Oregon	Idaho	Total
Total deposits	$2,714,284	$599,077	$224,073	$3,537,434

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

The following table presents customer repurchase agreement balances as of September 30, 2011, December 31, 2010 and September 30, 2010 (in thousands):

	September 30 2011	December 31 2010	September 30 2010
Retail repurchase agreements	$89,633	$125,140	$128,149

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

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  This has been particularly true for Banner’s TPS and TRUP CDO securities.  As of September 30, 2011, Banner owned $32 million in current par value of these securities, exclusive of those securities Banner elected to write-off completely.  The market for TRUP CDO securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are still very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at September 30, 2011 and December 31, 2010:

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

At September 30, 2011, Banner also directly owned approximately $18 million in current book value of TPS securities issued by three individual financial institutions for which no market data or independent valuation source is available.  Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values.  Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions.  Since these three TPS securities are also concentrated in the financial institutions sector, which continues to be under significant pricing pressure at September 30, 2011, management applied credit factors to differentiate these issues based upon its judgment of the risk profile of the various issuers.  These credit factors were then incorporated into the model at September 30, 2011, and discount rates equal to three-month LIBOR plus 600 to 900 basis points were used to calculate the respective fair values of these securities.  At September 30, 2011, Banner also has one TPS security for a large national bank with a par value of $5 million that is not actively traded, but for which more market data is available, permitting a Level 2 fair value measurement.  All levels are reviewed annually for appropriateness.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS debt that the Company has issued) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that the Company would elect early redemption.  The majority, $98 million, of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads ranging from 1.38% to 3.35%.  The remaining $26 million issue has a current interest rate of 6.56%, which is fixed until December 15, 2011 and then resets quarterly to equal three-month LIBOR plus a spread of 1.62%.  In valuing the debentures at September 30, 2011, management evaluated discounted cash flows to maturity and for the discount rate used the September 30, 2011 three-month LIBOR plus 800 basis points, which resulted in a $785,000 increase in fair value during the third quarter of 2011.  While the quarterly reset of the index on this debt would seemingly keep it close to market values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  Due to this reliance on assumptions and not on directly observable transactions, management considers this to be a Level 3 input method.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Level 1	Level 2		Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--		$288,379	$--	$288,379
Municipal bonds	--		23,627	--	23,627
Corporate bonds	--		15,730	--	15,730
Mortgage-backed securities	--		55,934	--	55,934
	--		383,670	--	383,670
Securities—trading
U.S. Government and agency	--		3,633	--	3,633
Municipal bonds	--		5,986	--	5,986
TPS and TRUP CDOs	--		4,637	30,620	35,257
Mortgage-backed securities	--		39,998	--	39,998
Equity securities and other	--		545	--	545
	--		54,799	30,620	85,419
	$--		$438,469	$30,620	$469,089

Liabilities
Advances from FHLB at fair value	$--		$10,572	$--	$10,572
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	-	--	48,770	48,770
	$--		$10,572	$48,770	$59,342

	December 31, 2010
	Level 1	Level 2		Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--		$135,428	$--	$135,428
Municipal bonds	--		5,396		5,396
Corporate bonds	--		22,522	--	22,522
Mortgage-backed securities	--		36,881	--	36,881
	--		200,227	--	200,227
Securities—trading
U.S. Government and agency	--		4,379	--	4,379
Municipal bonds	--		6,398	--	6,398
TPS and TRUP CDOs	--		5,063	29,661	34,724
Mortgage-backed securities	--		49,688	--	49,688
Equity securities and other	--		190	--	190
	--		65,718	29,661	95,379
	$--		$265,945	$29,661	$295,606

Liabilities
Advances from FHLB at fair value	$--		$43,523	$--	$43,523
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	-	--	48,425	48,425
	$--		$43,523	$48,425	$91,948

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30, 2011 Level 3 Fair Value Inputs		Nine Months Ended September 30, 2011 Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance	$30,728	$47,986	$29,661	$48,425

Total gains or losses recognized
Assets gains (losses), including OTTI	(91)	--	1,018	--
Liabilities (gains) losses	--	784	--	345
Purchases, issuances and settlements	--	--	--	--
Paydowns and maturities	(17)	--	(59)	--
Transfers in and/or out of Level 3	--	--	--	--
Ending balance at September 30, 2011	$30,620	$48,770	$30,620	$48,770

	Three Months Ended September 30, 2010 Level 3 Fair Value Inputs		Nine Months Ended September 30, 2010 Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance	$30,590	$49,808	$30,192	$47,694

Total gains or losses recognized
Assets gains (losses), including OTTI	(620)	--	(222)	--
Liabilities (gains) losses	--	(1,414)	--	700
Purchases, issuances and settlements	--	--	--	--
Paydowns and maturities	--	--	--	--
Transfers in and/or out of Level 3	--	--	--	--
Ending balance at September 30, 2011	$29,970	$48,394	$29,970	$48,394

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

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded.  These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan.  If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount.  The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology.  As of September 30, 2011, the Company reviewed all of its classified loans totaling $237 million and identified $135 million which were considered impaired.  Of those $135 million in impaired loans, $86 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established.  The $86 million had original carrying values of $112 million which have been reduced by partial write-downs totaling $26 million.  In addition to these write-downs, in order to bring the impaired loan balances to fair value, Banner also established $9 million in specific reserves on these impaired loans.  Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $49 million and were found to require allowances totaling $4 million.  The $49 million evaluated for reserve purposes within homogeneous pools included $27 million of TDRs which are currently performing according to their restructured terms.  The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO at fair value on a non-recurring basis.  REO properties are recorded at the lower of the Company’s investment or the fair market value of the property, less expected selling costs.  REO properties are reviewed periodically to determine if valuation allowances are necessary.  These valuation allowances are generally based on updated appraisals of the underlying properties.  Further, management may direct a reduction of the selling price of a property which may result in an additional valuation allowance.  Banner considers any valuation inputs related to REO to be Level 3 inputs.  For the three months ended September 30, 2011, we recognized $4.6 million of additional impairment charges related to REO assets, compared to $8.6 million for the same quarter one year earlier.  For the nine months ended September 30, 2011, these impairment charges totaled $12.4 million, compared to $9.9 million for the same period in 2010.

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

The following tables present the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the ASC 820 fair value hierarchy of the fair value measurements for those assets at September 30, 2011 and December 31, 2010 (in thousands):

	At or For the Nine Months Ended September 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period

Impaired loans	$46,270	$--	$--	$46,270	$(14,784)
REO	66,459	--	--	66,459	(11,551)

	At or For the Year Ended December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period

Impaired loans	$75,827	$--	$--	$75,827	$(34,140)
REO	100,872	--	--	100,872	(18,029)

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010, whether or not recognized or recorded in the consolidated balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$288,327	$288,327	$361,652	$361,652
Securities—trading	85,419	85,419	95,379	95,379
Securities—available-for-sale	383,670	383,670	200,227	200,227
Securities—held-to-maturity	79,289	83,372	72,087	73,916
Loans receivable held for sale	2,003	2,038	3,492	3,537
Loans receivable	3,137,115	3,158,093	3,302,224	3,227,429
FHLB stock	37,371	37,371	37,371	37,371
Bank-owned life insurance	58,058	58,058	56,653	56,653
Mortgage servicing rights	5,494	5,494	5,441	5,441

Liabilities:
Demand, NOW and money market accounts	1,554,181	1,474,036	1,417,193	1,317,022
Regular savings	670,210	626,165	616,512	572,356
Certificates of deposit	1,313,043	1,304,026	1,557,493	1,562,850
FHLB advances at fair value	10,572	10,572	43,523	43,523
Junior subordinated debentures at fair value	48,770	48,770	48,425	48,425
Other borrowings	139,704	139,704	175,813	175,813

Off-balance-sheet financial instruments:
Commitments to originate loans	617	617	310	310
Commitments to sell loans	(617)	(617)	(310)	(310)

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

Deposit Liabilities: The fair value of deposits with no stated maturity, such as savings, checking and NOW accounts, is estimated by applying decay rate assumptions to segregated portfolios of similar deposit types to generate cash flows which are then discounted using short-term market interest rates.  The market value of certificates of deposit is based upon the discounted value of contractual cash flows.  The discount rate is determined using the rates currently offered on the FHLB yield curve.

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

Commitments:  Commitments to sell loans with notional balances of $67 million and $31 million at September 30, 2011 and December 31, 2010, respectively, have a carrying value of $617,000 and $310,000, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $67 million and $31 million at September 30, 2011 and December 31, 2010, respectively, have a carrying value of ($617,000) and ($310,000).  The fair value of commitments to sell loans and of interest rate locks reflects changes in the level of market interest rates from the date of the commitment or rate lock to the date of the Company’s financial statements.  Other commitments to fund loans totaled $862 million and $738 million at September 30, 2011 and December 31, 2010, respectively, and have no carrying value at both dates, representing the cost of such commitments.  There were no commitments to purchase or sell securities at September 30, 2011 or December 31, 2010.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 12:  INCOME TAXES AND DEFERRED TAXES

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax asset as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30	December 31
	2011	2010
Deferred tax assets:
REO and loan loss reserves	$36,861	$40,652
Deferred compensation	6,419	6,765
Net operating loss carryforward	26,485	21,161
Low income housing and other tax credits	4,533	3,319
Other	--	--
Total deferred tax assets	74,298	71,897

Deferred tax liabilities:
FHLB stock dividends	(6,230)	(6,230)
Depreciation	(3,932)	(4,405)
Deferred loan fees, servicing rights and loan origination costs	(4,465)	(4,646)
Intangibles	(2,447)	(3,041)
Financial instruments accounted for under fair value accounting	(18,497)	(16,983)
Other	(90)	--
Total deferred tax liabilities	(35,661)	(35,305)

Deferred income tax asset	38,637	36,592

Unrealized gain on securities available-for-sale	(1,119)	(421)

Valuation allowance	(37,518)	(36,171)
Deferred tax asset, net	$--	$--

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making this assessment.  While management believes a return to sustainable profitability is probable, based on available evidence and the guidance provided in GAAP, management is unable to conclude that it is more likely than not that the net deferred tax assets as of September 30, 2011 will be realized in the future.  The valuation allowance increased to $37.5 million at September 30, 2011 from $36.2 million at December 31, 2010.

At December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $68.7 million and $14.3 million, respectively, which will expire, if unused, by the end of 2030.  The Company also has federal and state tax credit carryforwards of $4.5 million and $410,000, respectively, which will expire, if unused, by the end of 2030.  See Note 2 of the Selected Notes to the Consolidated Financial Statements for more information related to our net operating loss carryforwards.

Retained earnings at September 30, 2011 and December 31, 2010 include approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recognized.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate.  Based on current corporate tax rates, this amount would be approximately $1.9 million at September 30, 2011.

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (dollars and shares in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Net income (loss)	$6,030	$(42,742)	$387	$(49,205)
Preferred stock dividend accrual	1,550	1,550	4,650	4,650
Preferred stock discount accretion	425	398	1,276	1,195
Net income (loss) available to common shareholders	$4,055	$(44,690)	$(5,539)	$(55,050)

Basic weighted average shares outstanding	16,809	15,788	16,540	7,527
Plus unvested restricted stock, common stock options and common stock warrants considered outstanding for diluted EPS	28	--	29	--
	16,837	15,788	16,569	7,527

Earnings (loss) per common share
Basic	$0.24	$(2.83)	$(0.33)	$(7.31)
Diluted	$0.24	$(2.83)	$(0.33)	$(7.31)

Options to purchase an additional 61,225 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.  Also, as of September 30, 2011, the warrant issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to 243,998 shares of common stock was not included in the computation of diluted EPS because the exercise price of the warrant was greater than the average market price of common shares.

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

MRP and Restricted Stock Grants.  Under the MRP, the Company was authorized to grant up to 75,439 shares of restricted stock to its directors, officers and employees.  On July 26, 2006, this plan expired with 74,666 shares having been granted and no additional shares eligible to be granted.  Shares granted under the MRP vested ratably over a five-year period from the date of grant.  There were no expense accruals reflected in the Consolidated Statements of Operations for the three or nine months ended September 30, 2011 for these grant awards. However, expense accruals for the three and nine months ended September 30, 2010 totaled $0 and $2,000, respectively.  The fair values of the MRP stock grants were equal to their intrinsic value on the date of grant.  As of September 30, 2011 there was no unrecognized compensation expense related to the MRP.

In accordance with the employment agreement with Mark J. Grescovich, President and Chief Executive Officer of Banner Corporation and Banner Bank, the Company granted Mr. Grescovich 16,565 shares of restricted common stock on August 22, 2010 and a second restricted stock award of 17,692 shares on August 23, 2011.  The employment agreement provided for the granting of restricted shares on the six-month and eighteen-month anniversaries of the effective date of the agreement as an inducement material to his joining the Company and Banner Bank.  For each award, the shares vest in one-third annual increments over the following three years.  The expense associated with these restricted stock awards was $28,000 and $69,000 during the three and nine months ended September 30, 2011, respectively.  Unrecognized compensation expense for these awards as of September 30, 2011 was $403,000 and will be amortized over the next 35 months.

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

During the quarter and nine months ended September 30, 2011 and 2010, the Company did not grant any stock options.  Additionally, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.  Stock-based compensation costs related to the SOPs were $3,000 and $9,000 for the quarters ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, stock-based compensation costs related to the SOPs were $22,000 and $45,000, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

The Company had $11,000 of total unrecognized compensation costs related to stock options at September 30, 2011 that are expected to be recognized over the next twelve months.  During the three and nine months ended September 30, 2011, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus for some grants the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.  The Company recognized a benefit to compensation expense of $28,000 and $0, respectively, for the three months ended September 30, 2011 and 2010 related to the decrease in the fair value of SARs along with additional vesting during the periods.  This expense during the nine months ended September 30, 2011 and 2010 totaled $60,000 and $137,000, respectively.  At September 30, 2011, the aggregate liability related to SARs was $248,000 and is included in deferred compensation.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  As of September 30, 2011, outstanding commitments for which no liability has been recorded consisted of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$90,140
Revolving open-end lines secured by one-to four- family residential properties	115,884
Credit card lines	70,201
Other, primarily business and agricultural loans	503,964
Real estate secured by one- to four-family residential properties	73,868
Standby letters of credit and financial guarantees	7,639
Total commitments	$861,696
Commitments to sell loans secured by one- to four-family residential properties	$67,401

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

Information pertaining to outstanding interest rate swaps at September 30, 2011 and December 31, 2010 follows (dollars in thousands):

	September 30 2011	December 31 2010
Notional amount	$38,854	$19,213
Weighted average pay rate	5.10%	5.36%
Weighted average receive rate	2.61%	0.26%
Weighted average maturity in years	7.3	6.9
Unrealized gain included in total loans	3,681	2,796
Unrealized gain included in other assets	788	--
Unrealized loss included in other liabilities	$4,467	$2,796

At September 30, 2011, the Company’s interest rate swap agreements are with the Pacific Coast Bankers Bank, Wells Fargo N/A and various loan customers.

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

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2011, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2011, we had total consolidated assets of $4.3 billion, total loans of $3.2 billion, total deposits of $3.5 billion and total stockholders’ equity of $521 million.

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

Weak economic conditions and strains in the financial and housing markets which first surfaced in late 2007 accelerated throughout 2008 and generally continued into the current year, have presented an unusually challenging environment for banks.  For Banner Corporation, this has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our previous historical experience and has also affected our net interest income and other operating revenues and expenses.  Despite the continuing impact of these factors for the quarter ended September 30, 2011, we had net income of $6.0 million which, after providing for the preferred stock dividend and related discount accretion, resulted in net income to common shareholders of $4.1 million or $0.24 per diluted share, compared to a net loss to common shareholders of $44.7 million, or ($2.83) per diluted share, for the quarter ended September 30, 2010.  Our return to profitability in the current year reflects a significantly lower provision for loan losses than in recent periods and continuation of a trend of solid revenue generation driven by lower funding costs and increased core deposits.  While we have reported profits for the past two quarters, our profitability on a year-to-date basis has not yet been sufficient to cover all of the preferred stock dividend accrual and related discount accretion.  As a result, for the nine months ended September 30, 2011, our net loss to common shareholders, after the preferred stock dividend and related discount accretion, was $5.5 million, or $(0.33) per common share, compared to a net loss of $55.1 million, or $(7.31) per common share for the same period a year earlier.  Although there have been indications that economic conditions are improving, the pace of recovery has been modest and uneven and ongoing stress in the economy has been the most significant challenge impacting our recent operating results.  Given the difficult economic environment, like most financial institutions, our future operating results will be significantly affected by the course of recovery from the recessionary downturn.  However, we believe that maintaining our focus on improving our risk profile by aggressively managing our problem assets while continuing to add customer relationships will lead to improved results in future periods.

Our provision for loan losses was $5.0 million for the quarter ended September 30, 2011, compared to $8.0 million in the prior quarter and $20.0 million recorded for the same period a year earlier.  For the nine months ended September 30, 2011, the provision for loan losses was $30.0 million, compared to $50.0 million for the same period in 2010.  While significantly reduced from recent quarters, the provision for loan losses in the current quarter continues to reflect high, although declining, levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  For most of the recent three-year period, housing markets remained weak in many of our primary service areas, resulting in elevated levels of delinquencies and non-performing assets and deterioration in property values, particularly for residential land and building lots, and the resultant need to provide for realized and anticipated losses.  By contrast, other non-housing related segments of our loan portfolio, while also showing signs of stress, have performed as expected with only normal levels of credit problems given the serious and persistent economic slowdown.  Since the second quarter of 2008, the higher than historical provision for loan losses along with costs associated with non-performing assets have been the most significant factors adversely affecting our operating results; however, we are encouraged by the continuing reduction in our exposure to residential construction, land and land development loans, the recent slowdown in the surfacing of new problem assets and the pace of problem asset resolutions.  Although our future results will depend on the course of recovery from the economic recession, we remain actively engaged with our borrowers in resolving problem loans and many of our credit quality indicators have shown consistent improvement in recent quarters, including the meaningful improvement in the quarter ended September 30, 2011.  While property values have continued to decline in most markets, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates.  Looking forward we anticipate our credit costs, although still elevated by historical standards, will have less of an adverse effect on our earnings as problem assets are further reduced.  (See Note 7, Loans and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Aside from the level of the loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased by $1.8 million for the quarter ended September 30, 2011 to $41.7 million compared to $39.9 million for the same quarter one year earlier, primarily as a result of expansion of our interest spread and net interest margin due to a lower cost of funds.  Our net interest margin improved meaningfully during all of 2010 and in the first nine months of 2011 as rapidly declining interest expense on deposits, including a further decrease in the quarter, contributed to significantly lower funding costs.  Reduced levels of nonaccruing loans and non-performing assets also contributed to the improved net interest margin and net interest income in the current three and nine-month periods.  This improvement in our net interest margin has been the most important factor contributing to our year-over-year increases in net interest income and operating revenues in recent periods.  For the nine months ended September 30, 2011, the net interest income before provision for loan losses was $123.0 million, an increase of $6.0 million, or 5%, compared to the same period in 2010.  This trend to lower funding costs and the resulting increase in the net interest margin, driven by significant changes in our deposit mix and pricing, represents an important improvement in our core operating fundamentals, which should provide us a solid base to build upon as the economy recovers.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, gains and losses on the sale of loans and securities, as well as non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value (see Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement) and in certain periods by other-than-temporary impairment (OTTI) charges on investment securities.  Our operating results for the quarter ended September 30, 2011 included a $1.0 million ($1.0 million after tax) net loss as a result of changes in the valuation of financial instruments carried at fair value.  During the same period a year earlier, we recognized a net gain of $1.4 million ($1.4 million after tax) which was more than offset by an OTTI charge on a single security of $3.0 million.  There were no OTTI impairment losses during the current quarter; however, we did recover in full the $3.0 million OTTI charge from one year ago plus $881,000 of related interest and prepayment penalties.  For the nine months ended September 30, 2011, we recorded a net gain of $1.2 million ($1.2 million after tax) in fair value adjustments and did not have any OTTI charges on investments.  For the nine months ended September 30, 2010, we recognized fair value gains of $2.5 million ($2.5 million after tax), which were more than offset by OTTI charges on investments of $4.2 million.

Other operating income, excluding the fair value adjustments and OTTI losses and subsequent recovery, was $8.4 million for the quarter ended September 30, 2011, which was a decrease of $914,000 from the same period one year earlier largely as a result of reduced gain on sale of loans from our mortage banking operations.  Excluding these fair value adjustments, as well as OTTI losses and the subsequent recovery, our revenues (net interest income before the provision for loan losses plus other operating income), increased $892,000 to $50.1 million for the quarter ended September 30, 2011, compared to $49.2 million for the quarter ended September 30, 2010, primarily as a result of the improvement in net interest income.  Revenues, excluding fair value adjustments and OTTI recovery and losses, increased $5.3 million to $145.7 million for the nine months ended September 30, 2011, compared to $140.4 million for the nine months ended September 30, 2010, also primarily as a result of increased net interest income.

Other operating expenses decreased $5.3 million to $41.0 million for the quarter ended September 30, 2011, compared to $46.3 million for the same period in 2010.  The decrease in the current quarter’s expenses primarily reflects decreased charges related to real estate owned.  For the nine months ended September 30, 2011, other operating expenses totaled $119.4 million, compared to $119.8 million for the nine months ended September 30, 2010, nearly unchanged in aggregate as increased compensation expense was generally offset by reduced deposit insurance and real estate owned charges.  See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010” and for more detailed information about our financial performance.

We offer a wide range of loan products to meet the demands of our customers. Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Until recent periods, real estate lending activities were significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties; however, over the past three years our origination of construction and land development loans has declined materially and the proportion of the portfolio invested in these types of loans has declined substantially.  Our residential mortgage loan originations also decreased during this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the relatively weak economy, in recent periods demand for these types of commercial business loans has been modest and total outstanding balances have declined.  Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt.  At September 30, 2011, our net loan portfolio totaled $3.139 billion compared to $3.306 billion at December 31, 2010.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas.  Much of the focus of our strategic initiatives in recent periods has been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in the interest cost of those deposits and in increases in the level of deposit fees, service charges and other payment processing revenues compared to prior periods.  During the last two years, our total deposit balances decreased largely as a result of our decision to significantly reduce our exposure to public funds, brokered deposits and high cost certificates of deposit.  However, over the same period we have had a very meaningful increase of transaction and savings accounts (checking, savings and money market accounts), including large increases in the most recent quarter and the first nine months of this year, as we have remained focused on growing those core deposits.  In addition our cost of deposits has declined significantly and fees and service charges have increased compared to earlier periods.  Total deposits at September 30, 2011 decreased $54 million to $3.537 billion, compared to $3.591 billion at December 31, 2010.  While certificates of deposit decreased $244 million, and brokered and public deposits decreased $43 million and $9 million, respectively, core deposits (comprised of all non-interest-bearing and interest-bearing checking, savings and money market accounts) have increased $191 million since December 31, 2010 and represent 63% of total deposits compared to 55% a year earlier.

We generally attract deposits from the geographic market areas surrounding our branch locations by offering a broad selection of deposit instruments, including demand checking accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability, matching deposit and loan products, and customer preferences and concerns.

Non-GAAP Financial Information

Other operating income, revenues and other earnings information excluding fair value adjustments and OTTI recovery and loss are non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Total other operating income	$10,340	$7,652	$26,839	$21,562
Less other-than-temporary impairment (recovery) loss	(3,000)	3,000	(3,000)	4,231
Less change in valuation of financial instruments carried at fair value	1,032	(1,366)	(1,163)	(2,453)
Total other operating income, excluding fair value adjustments and OTTI	$8,372	$9,286	$22,676	$23,340

Net interest income before provision for loan losses	$41,728	$39,922	$122,985	$117,013
Total other operating income	10,340	7,652	26,839	21,562
Less other-than-temporary impairment (recovery) loss	(3,000)	3,000	(3,000)	4,231
Less change in valuation of financial instruments carried at fair value	1,032	(1,366)	(1,163)	(2,453)
Total revenue, excluding fair value adjustments and OTTI	$50,100	$49,208	$145,661	$140,353

	September 30 2011	December 31 2010	September 30 2010

Stockholders’ equity	$521,491	$511,472	$524,839
Less other intangible assets, net	6,887	8,609	9,210
Tangible equity	514,604	502,863	515,629

Preferred equity	120,276	119,000	118,602
Tangible common stockholders’ equity	$394,328	$383,863	$397,027

Total assets	$4,291,764	$4,406,082	$4,597,187
Less other intangible assets, net	6,887	8,609	9,210
Tangible assets	$4,284,877	$4,397,473	$4,587,977

Tangible common stockholders’ equity to tangible assets (1)	9.20%	8.73%	8.65%

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

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2010 included in the Form 10-K filed with the SEC on March 11, 2011.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies during the first nine months of 2011.  For additional information concerning critical accounting policies, see Notes 1, 8,9,11, and 12 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

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

Real Estate Held for Sale:  (Note 8)  Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of the Company’s investment or the fair value, less cost to sell.  Development and improvement costs relating to the property are capitalized.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General.  Total assets decreased $114 million, or 3%, to $4.292 billion at September 30, 2011, from $4.406 billion at December 31, 2010.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $167 million, or 5%, to $3.139 billion at September 30, 2011, from $3.306 billion at December 31, 2010.  The contraction in net loans was largely due to decreases of $84 million in land and land development loans, $43 million in one-to four-family residential loans, $25 million in commercial construction loans, and $11 million in multifamily construction loans.  All other categories of loans combined decreased $15 million from December 31, 2010.  Reflecting continuing uncertainty in the economy, during the first nine months of 2011, new loan demand has been modest and utilization of existing credit lines has remained low, although this modest loan demand has been somewhat offset by a normal seasonal increase in agricultural loan balances.  We also continued to reduce our exposure to weaker credits as we aggressively managed problem assets.  Further, we have continued to reduce our investment in construction and land and land development loans, as we resolved problem loans and limited new originations of these types of loans.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, transfers to REO and charge-offs, loans to finance the construction of one- to four-family residential real estate, which totaled $146 million at September 30, 2011, have decreased by $509 million, or 78%, since their peak quarter-end balance of $655 million at June 30, 2007.  In addition, land and land development loans (both residential and commercial), which totaled $116 million at September 30, 2011, have decreased by $386 million, or 77%, compared to their peak quarter-end balances of $502 million at March 31, 2008.  Given the current housing and economic environment, we anticipate that construction and land loan balances will continue to decline for the foreseeable future, although the pace of decline will be more modest as originations of new construction loans likely will increase somewhat as inventories of completed homes have been reduced and the build-out of existing development projects will be cautiously continued.  In addition, we believe the aggressive calling efforts of our bankers are resulting in a stronger pipeline of lending opportunities for commercial business, commercial and multifamily real estate and agricultural loans, which when coupled with improving economic conditions will allow us to stabilize and then grow our loan portfolio.

Aggregate securities balances increased $181 million, to $548 million at September 30, 2011 compared to $368 million at December 31, 2010.  The increase was principally in U.S. Government agency securities including mortgage-backed securities and to a lesser degree municipal bonds carried in the available-for-sale portfolio.  The securities acquired in recent quarters generally have expected maturities ranging from six months to four years and were purchased to generate a modest increase in yield compared to interest-bearing cash balances.  Aggregate fair value adjustments to the securities portfolio, during the nine months ended September 30, 2011, have been modest and we did not recognize any OTTI charges in the current year.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.)

REO acquired through foreclosures or other means decreased $34 million, to $66 million at September 30, 2011, from $101 million at December 31, 2010.  The total balance of REO included $45 million in land or land development projects (both residential and commercial), $14 million in single-family homes, $4 million in single-family residential construction projects and $4 million in commercial properties at September 30, 2011.  During the nine months ended September 30, 2011, we transferred $46 million of loans into REO, capitalized additional investments of $4 million in acquired properties, disposed of $71 million of properties and recognized $14 million in charges against earnings for a net loss on sales and valuation adjustments (see “Asset Quality” discussion below).

Deposits decreased $54 million, to $3.537 billion at September 30, 2011 from $3.591 billion at December 31, 2010.  While certificates of deposit decreased $244 million, including further reductions in brokered deposits, core deposits (comprised of all non-interest-bearing and interest-bearing checking, savings and money market accounts) have increased $191 million since December 31, 2010 and represent 63% of total deposits compared to 55% a year earlier.  The decrease in deposits in the current quarter was the result of our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off.  Non-interest-bearing deposits increased by $163 million, or 27%, to $763 million from $600 million at December 31, 2010, while interest-bearing deposits decreased by $216 million, to $2.774 billion at September 30, 2011 from $2.991 billion at December 31, 2010, largely due to the decrease in certificates of deposit.  Public funds deposits decreased modestly during the most recent quarter, and have decreased $9 million during the first nine months of 2011, as we continue to manage the reduction of these deposits in response to changes in Washington and Oregon State collateralization requirements.  We also elected to reduce brokered deposits by $43 million during the nine months ended September 30, 2011, as funding from retail deposits and other sources was more than adequate to meet loan demand.  The net decrease in retail deposits for the nine months ended September 30, 2011 also reflects our efforts to reduce the overall cost of deposits through less aggressive pricing of certificates of deposit and other interest-bearing deposits in response to generally weak loan demand.

Borrowings, including customer sweep accounts (retail repurchase agreements) and junior subordinated debentures, decreased 26% to $199 million at September 30, 2011 from $268 million at December 31, 2010. As a result of scheduled maturities, FHLB advances decreased $33 million, to $11 million at September 30, 2011 from $44 million at December 31, 2010, while other borrowings also decreased to $140 million at September 30, 2011 from $176 million at December 31, 2010.  Other borrowings at September 30, 2011 included $90 million of retail repurchase agreements that are primarily related to customer cash management accounts.  Retail repurchase agreements decreased by $36 million during the nine-month period ended September 30, 2011, which we believe was in response to the reduced interest rates offered on these accounts.  Other borrowings at September 30, 2011 also included $50 million of senior bank notes guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP), which is unchanged from the amount reported at December 31, 2010.

Junior subordinated debentures increased by $345,000 since December 31, 2010, reflecting only modest fair value adjustments resulting from minor changes in interest rates and the passage of time, as changes in credit market conditions during the quarter had an insignificant impact on the valuation of this type of security.  Changes in the fair value of the junior subordinated debentures, while not significant during the first nine months of 2011, represent non-cash valuation adjustments that have no effect on our liquidity or ability to fund our operations.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.)

Total equity at September 30, 2011 was $521 million, an increase of $10 million from December 31, 2010.  The change in equity largely reflects the sale of 852,963 shares of common stock for $13.7 million at an average net per share price of $16.16 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  Partially offsetting these sales was the payment of $7.1 million in dividends on our preferred and common stock.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

During the quarter ended September 30, 2011, we had net income of $6.0 million which, after providing for the preferred stock dividend of $1.6 million and related discount accretion of $425,000, resulted in net income to common shareholders of $4.1 million, or $0.24 per diluted share.  This compares to a net loss to common shareholders of $44.7 million, or ($2.83) per diluted share, for the quarter ended September 30, 2010.  For the nine months ended September 30, 2011, our net income was $387,000 which, after providing for the preferred stock dividend of $4.7 million and related discount accretion of $1.3 million, resulted in a net loss to common shareholders of $5.5 million, or ($0.33) per diluted share.  This loss compares to a net loss to common shareholders of $55.1 million, or ($7.31) per diluted share, during the same nine-month period a year earlier.

While our net income in the current quarter continues to reflect an elevated level of loan loss provisioning compared to our experience prior to the economic downturn, the provision for loan losses was significantly lower in the current quarter than in recent quarters and the same quarter a year ago as we continued to make meaningful progress at reducing non-performing assets.  In addition, our net interest margin and net interest income improved significantly compared to the same quarter in the prior year, primarily as a result of substantially declining deposit costs over the last year, including a further decrease in the current quarter.  Reduced levels of nonaccruing loans and non-performing assets also contributed to the improved net interest margin and net interest income in the current three and nine-month periods.  This improvement in our net interest margin has been the most important factor driving our year-over-year increases in net interest income and operating revenues in recent periods.  The lower credit-related costs and continued solid revenue generation which allowed us to return to profitability in the second quarter of 2011 and to increase that profitability in the third quarter, coupled with our improved credit metrics, provided further evidence of the successful execution of our strategies and priorities to strengthen the foundation of the Company.

Net Interest Income.  Net interest income before provision for loan losses increased by $1.8 million, or 5%, to $41.7 million for the quarter ended September 30, 2011, compared to $39.9 million for the same quarter one year earlier, as a result of the increase in the net interest margin and despite a decrease in average interest-earning assets.  The net interest margin of 4.10% for the quarter ended September 30, 2011 was 47 basis points higher than the same quarter in the prior year, largely as a result of the effect of a much lower cost of deposits.  The positive impact to our net interest margin from lower funding costs was further augmented by a reduction in the adverse effect of nonaccrual loans and other non-performing assets.  Nonaccruing loans reduced the margin by 21 basis points in the quarter ended September 30, 2011 compared to a 33 basis point reduction for the same quarter in the prior year.  In addition, the portion of average earning assets being funded by interest-bearing liabilities decreased primarily as a result of the reduction of high cost certificates of deposit.  This improvement in the funding mix and cost was partially offset by lower asset yields and changes in the mix of earning assets to include fewer loans and more aggregate balances of securities and interest-bearing deposits over the past twelve months.  This change in the mix in the current very low interest rate environment had an adverse effect on earning asset yields; however, this effect on net interest margin was overshadowed by the positive impact of the significantly lower deposit costs.  Despite a significant decrease in the balance of low rate interest-bearing deposits at the Federal Reserve Bank of San Francisco, the reduction in the yield on investment securities and mortgage-backed obligations, as a result of repayments and calls, and a decrease in loan yields caused the yield on earning assets for the quarter ended September 30, 2011 to decrease by six basis points compared to the same quarter in prior year.  Importantly, however, funding costs for the same period decreased by 56 basis points compared to a year earlier and more than offset the adverse effect of this lower asset yield.  As a result, the net interest spread expanded to 4.05% for the third quarter of 2011 compared to 3.55% for the quarter ended September 30, 2010.

Net interest income before provision for loan losses increased by $6.0 million, or 5%, to $123.0 million for the nine months ended September 30, 2011 compared to $117.0 million for the same period one year earlier, as a result of a 41 basis point increase in the net interest margin and despite a $247 million decrease in average interest-earning assets.  The net interest margin increased to 4.04% for the nine months ended September 30, 2011 compared to 3.63% for the same period in the prior year, similar to the results for the current quarter, largely as a result of the effect of a much lower cost of deposits.  For the nine-month period, the positive impact to our net interest margin from lower funding costs was only partially offset by the decreased asset yields, mix and average balance changes noted above and in the following paragraph.

Interest Income.  Interest income for the quarter ended September 30, 2011 was $49.6 million, compared to $54.3 million for the same quarter in the prior year, a decrease of $4.7 million, or 9%.  The decrease in interest income occurred as a result of the decline in both the yield and average balance of interest-earnings assets.  The average balance of interest-earning assets was $4.041 billion for the quarter ended September 30, 2011, a decrease of $323 million, or 7%, compared to $4.364 billion one year earlier.  The yield on average interest-earning assets decreased slightly to 4.87% for the quarter ended September 30, 2011, compared to 4.93% for the same quarter one year earlier.  The decrease in the yield on earning assets year over year is reflective of the higher relative portion of earning assets invested in lower yielding securities compared to loans combined with the falling rate environment experienced over that time frame.  Lower market interest rates particularly impacted our securities portfolio as higher yielding securities that have either matured or been called have been replaced by lower yielding investments.  Average loans receivable for the quarter ended September 30, 2011 decreased $298 million, or 8%, to $3.272 billion, compared to $3.570 billion for the same quarter in the prior year.  Interest income on loans decreased by $5.5 million, or 11%, to $45.6 million for the current quarter from $51.2 million for the quarter ended September 30, 2010, reflecting the impact of a 16 basis point decrease in the average yield on loans, along with the $298 million decrease in average loan balances.  The decrease in average loan yields also reflects the continuing very low level of market interest rates during the past year and the maturity or repayment of higher yielding loans.  The average yield on loans was 5.53% for the quarter ended September 30, 2011, compared to 5.69% for the same quarter one year earlier.  Interest income for the nine months ended September 30, 2011 was $149.1 million, compared to $165.9 million for the same period in the prior year, a decrease of $16.7 million, or 10%.  As with the quarterly results, the year-to-date results reflect both a $247 million decrease in the average balance of interest-earning assets and a 24 basis point reduction in the related yield.

Despite a $25 million (excluding the effect of fair value adjustments) decrease in the combined average balance of mortgage-backed securities, investment securities, and daily interest-bearing deposits and declining market interest rates, the interest and dividend income from those investments increased $832,000 to $3.9 million for the current quarter ended September 30, 2011, compared to the same quarter in the prior year as the average yield increased by 48 basis points to 2.02% for the current quarter.  This was driven primarily by a change in the mix from lower yielding cash equivalents to higher yielding investment securities compared to one year ago which overshadowed the effect of the lower average balances and yields in the current period.  In the current quarter, the yield on securities was augmented by the collection of $881,000 of interest and prepayment penalties on a single security that had previously been carried on nonaccrual status.  The average balance for the combined securities portfolio and cash equivalents increased by $92 million for the nine months ended September 30, 2011 compared to the prior year-to-date period, while experiencing a 16 basis point decrease in yield on those investments to 1.76% from 1.92% over the same time frame.  The increased average balance and changes in the mix of investments for the nine months ended September 30, 2011 were the most significant factors contributing to a $410,000 increase in interest and dividend income from these investments to $9.9 million from $9.5 million for the same period in the prior year.

Interest Expense.  Interest expense for the quarter ended September 30, 2011 was $7.8 million, compared to $14.3 million for the same quarter one year earlier, a decrease of $6.5 million, or 45%.  The decrease in interest expense occurred as a result of a 56 basis point decrease in the average cost of all interest-bearing liabilities to 0.82% for the quarter ended September 30, 2011, from 1.38% for the same quarter one year earlier, and a $342 million decrease in average interest-bearing liabilities.  This decrease reflects a managed decline in certificates of deposit, including public funds and brokered deposits.  Interest expense for the nine months ended September 30, 2011 and 2010 was $26.1 million and $48.8 million, respectively, and similar to quarterly results is reflective of both a decrease in the average balance and average rate paid for all interest-bearing liabilities over that time period.

Deposit interest expense decreased $6.1 million, or 50%, to $6.2 million for the quarter ended September 30, 2011 compared to $12.3 million for the same quarter in the prior year as a result of a 59 basis point decrease in the cost of interest-bearing deposits and a $278 million decrease in the average balance of deposits.  Average deposit balances decreased to $3.499 billion for the quarter ended September 30, 2011, from $3.776 billion for the quarter ended September 30, 2010, while the average rate paid on deposit balances decreased to 0.70% during the third quarter of 2011 from 1.29% for the quarter ended September 30, 2010.  While we do not anticipate further reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further repricing opportunities and competitive pricing has been reduced in response to modest loan demand in the current economic environment.  Further, continued changes in our deposit mix, reflecting growth in lower cost transaction and savings accounts, have also meaningfully contributed to the decrease in our funding costs as our branch network has continued to mature and as our more recent strategic initiatives to increase those core deposits have gained traction.  For the nine months ended September 30, 2011, deposit interest expense decreased $21.8 million to $21.0 million compared to $42.8 million for the same period one year ago.  Similar to the quarter, deposit costs decreased by 70 basis points and was augmented by a $281 million decrease in the average balance of deposits for the nine months ended September 30, 2011 compared to the same period one year ago.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $10 million for the quarter ended September 30, 2011, compared to $46 million for the same quarter one year earlier, as maturing advances were not renewed.  The average rate paid on FHLB advances for the quarter ended September 30, 2011 decreased by 30 basis points to 2.48%, compared to 2.78% during the same quarter in the prior year.  As a result of these reductions, interest expense on FHLB advances decreased to $64,000 for the quarter ended September 30, 2011 from $323,000 during the same quarter one year earlier.  Other borrowings consist of retail repurchase agreements with customers secured by certain investment securities and the senior bank notes issued under the TLGP.  Additionally, other borrowings may include overnight federal funds borrowings from the Federal Reserve Bank of San Francisco and correspondent banks, although there were none at September 30, 2011.  The average balance for other borrowings decreased $28 million to $137 million during the current quarter from $165 million during the same quarter a year earlier, while the rate on these other borrowings increased to 1.62% from 1.45% a year earlier.  The senior bank notes which were issued on March 31, 2009, have a fixed rate of 2.625% and fixed maturity with a six month remaining term to maturity at March 31, 2012.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 3.34% for the quarter ended September 30, 2011.  Junior subordinated debentures outstanding in the same quarter in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) with a slightly higher average cost of 3.53%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.

For the nine months ended September 30, 2011, interest expense on FHLB advances decreased by $698,000 to $306,000, compared to $1.0 million for the same period in the prior year.   Average FHLB advances (excluding the effect of fair value adjustments) decreased $37 million to $16 million over that same time period compared to $54 million for the nine months ended September 30, 2010.  The average rate paid on FHLB advances increased two basis points to 2.53% for the nine months ended September 30, 2011 compared to 2.51% for the same period a year ago.  Interest expense on other borrowings decreased $158,000 for the nine-month period ended September 30, 2011, as a $23 million decrease in the average balance more than offset a small increase in the average rate paid on those borrowings compared to the same period a year earlier.  The average balance of junior subordinated debentures was unchanged (excluding the effect of fair value adjustments) compared to the prior year nine-month period, while the interest expense was slightly lower as a result of a small decrease in the average rate paid.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Balances	2011	2010	2011	2010

Interest-bearing deposits	$224,993	$405,377	$242,937	$266,351
Investment securities	434,823	264,788	393,326	262,427
Mortgage-backed obligations	72,274	86,552	76,513	91,642
FHLB stock	37,371	37,371	37,371	37,371
Total average interest-earning securities and cash equivalents	769,461	794,088	750,147	657,791
Loans receivable	3,271,728	3,570,143	3,317,986	3,657,281
Total average interest-earning assets	4,041,189	4,364,231	4,068,133	4,315,072

Non-interest-earning assets (including fair value adjustments on interest-earning assets)	206,420	276,261	218,338	265,792
Total average assets	$4,247,609	$4,640,492	$4,286,471	$4,580,864

Deposits	$3,498,594	$3,776,198	$3,521,272	$3,802,291
Advances from FHLB	10,219	46,025	16,192	53,530
Other borrowings	136,713	164,959	151,932	175,305
Junior subordinated debentures	123,716	123,716	123,716	123,716
Total average interest-bearing liabilities	3,769,242	4,110,898	3,813,112	4,154,842

Non-interest-bearing liabilities (including fair value adjustments on
interest-bearing liabilities)	(41,337)	(36,164)	(40,792)	(37,048)
Total average liabilities	3,727,905	4,074,734	3,772,320	4,117,794

Equity	519,704	565,758	514,151	463,070
Total average liabilities and equity	$4,247,609	$4,640,492	$4,286,471	$4,580,864

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Interest-bearing deposits	0.26%	0.24%	0.23%	0.23%
Investment securities	2.71	2.81	2.35	2.98
Mortgage-backed obligations	4.39	4.46	4.43	4.59
FHLB stock	0.00	0.00	0.00	0.00
Total interest rate yield on securities and cash equivalents	2.02	1.54	1.76	1.92
Loans receivable	5.53	5.69	5.61	5.72
Total interest rate yield on interest-earning assets	4.87	4.93	4.90	5.14

Interest Rate Expense:
Deposits	0.70	1.29	0.80	1.50
Advances from FHLB	2.48	2.78	2.53	2.51
Other borrowings	1.62	1.45	1.50	1.42
Junior subordinated debentures	3.34	3.53	3.37	3.43
Total interest rate expense on interest-bearing liabilities	0.82	1.38	0.92	1.57

Interest spread	4.05%	3.55%	3.98%	3.57%

Net interest margin on interest earning assets	4.10%	3.63%	4.04%	3.63%

Additional Key Financial Ratios (ratios are annualized)
Return (loss) on average assets	0.56%	(3.65)%	0.01%	(1.44)%
Return (loss) on average equity	4.60	(29.97)	0.10	(14.21)
Average equity / average assets	12.24	12.19	11.99	10.11
Average interest-earning assets / interest-bearing liabilities	107.21	106.16	106.69	103.86
Non-interest (other operating) income/average assets	0.97	0.65	0.84	0.63
Non-interest (other operating) expenses / average assets	3.83	3.96	3.73	3.50
Efficiency ratio (1)	78.82	97.38	79.72	86.43
Tangible common stockholders’ equity to tangible assets (2)	9.20	8.65	9.20	8.65

(1) Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income)

(2) Tangible common equity and tangible assets exclude preferred stock, goodwill, core deposit and other intangibles.

Provision and Allowance for Loan Losses.  During the quarter ended September 30, 2011, the provision for loan losses was $5.0 million, compared to $20.0 million for the quarter ended September 30, 2010.  For the nine months ended September 30, 2011, the provision for loan losses was $30.0 million compared to $50.0 million for the nine months ended September 30, 2010.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

While the provision for loan losses in the quarter ended September 30, 2011 declined by $3.0 million compared to $8.0 million in the immediately preceding quarter, and declined by $15.0 million compared to the same quarter one year earlier, it remained elevated in relation to historical loss rates prior to the economic downturn, primarily in response to the continued high levels of delinquencies, non-performing loans and net charge-offs.  The allowance for loan losses at September 30, 2011 continued largely to reflect material levels of delinquent and non-performing construction, land and land development loans for one- to four-family properties and additional declines in property values.  It also reflects our continued concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns have remained elevated over the past three years as price declines for housing and related lot and land markets have occurred in most areas of the Puget Sound and Portland regions where a significant portion of our construction and development loans are located.  Aside from housing-related construction and land development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also been a significant contributing factor to more recent late-cycle defaults in other non-housing related segments of the portfolio.

We recorded net charge-offs of $10.9 million for the quarter ended September 30, 2011, compared to $19.1 million for the same quarter in the prior year.  Net charge-offs for the first nine months of 2011 were $41.3 million compared to $48.8 million for the first nine months of 2010.  Non-performing loans decreased by $32 million during the third quarter, by $68 million year to date and by $87 million in the last twelve months.  Non-performing loans were $83 million at September 30, 2011 compared to $170 million at September 30, 2010.  A comparison of the allowance for loan losses at September 30, 2011 and 2010 reflects a decrease of $10 million to $86 million at September 30, 2011, from $96 million at September 30, 2010.  The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 2.67% at September 30, 2011, compared to 2.76% at September 30, 2010.  However, as a result of the reduction in problem loans, the allowance as a percentage of non-performing loans increased to 104% at September 30, 2011, compared to 57% a year earlier.

As of September 30, 2011, we had identified $135 million of impaired loans.  Impaired loans are comprised of loans on nonaccrual, TDRs and loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools.  For more information on these impaired loans, refer to Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of September 30, 2011 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, was $10.3 million for the quarter ended September 30, 2011, compared to $7.7 million for the same quarter in the prior year.  Excluding the fair value adjustments and OTTI charges and recoveries, other operating income from core operations decreased $914,000, or 10%, to $8.4 million for the quarter ended September 30, 2011.  Revenues from mortgage banking operations were $1.4 million for the current quarter, which was increased from the two preceding quarters, but were $1.1 million lower than the $2.5 million recorded in the same quarter one year earlier due to lower sales volume and a lower average loan sale margin.  This was somewhat offset by a $394,000 increase in deposit fees and service charges to $6.1 million for the current quarter compared to the same quarter one year ago and is reflective of the growth in the number of deposit accounts and increased transaction activity.  For the quarter ended September 30, 2011, we recorded an aggregate net loss of $1.0 million in fair value adjustments, compared to a net gain of $1.4 million during the quarter ended September 30, 2010.  A $3.0 million OTTI charge from one single security more than offset the fair value gain for the quarter ended September 30, 2010.  Subsequently, in the current quarter we recovered in full the $3.0 million security that was charged off one year ago.  Interest and prepayment penalties of $881,000 recognized on the recovery were recorded as a component of interest income.

Other operating income, including changes in the valuation of financial instruments carried at fair value, was $26.8 million for the nine months ended September 30, 2011, compared to $21.6 million for the same period in the prior year.  Excluding the fair value adjustments and OTTI recovery and charges, other operating income from core operations decreased by $664,000, or 3%, to $22.7 million for the nine months ended September 30, 2011.   Similar to the quarter, for the nine-month period, revenues from mortgage banking operations declined by $1.1 million in the year-to-date period, which was partially offset by a $574,000 increase in deposit fees and service charges in comparison to the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, we recorded a net gain of $1.2 million in fair value adjustments compared to a net gain of $2.5 million for the same period in the prior year.  There were no OTTI charges in the current year-to-date period; however, we did recover the $3.0 million previously charged off security discussed above compared to a $4.2 million OTTI charge recognized for the nine months ended September 30, 2010.

Other Operating Expenses.  Other operating expenses for the quarter ended September 30, 2011 decreased $5.3 million, or 11%, to $41.0 million compared to $46.3 million for the quarter ended September 30, 2010.  Expenses for the third quarter of 2011 reflected continued higher costs associated with problem loan collection activities including, in particular, charges related to REO, which decreased $5.1 million, or 43%, to $6.7 million for the quarter ended September 30, 2011 from $11.8 million during the same quarter a year earlier.  In addition to real estate taxes and maintenance costs, expenses related to REO for the quarter ended September 30, 2011 included $4.6 million in valuation adjustments.

Additionally, deposit insurance decreased $983,000, or 43%, to $1.3 million compared to $2.3 million for the quarter ended September 30, 2010, primarily as a result of changes in the methodology of the FDIC assessment.  Somewhat offsetting these decreases, compensation expense increased $1.1 million, or 7%, to $18.2 million during the quarter ended September 30, 2011 compared to $17.1 million for the quarter ended September 30, 2010, reflecting increased salary levels and benefit costs as well as reinstatement of certain incentive programs.  All other expenses, net, decreased $381,000 for the most recent quarter.  As a result, other operating expenses as a percentage of average assets was 3.83% for the quarter ended September 30, 2011, compared to 3.96% for the same quarter one year earlier.

Other operating expenses for the nine months ended September 30, 2011 remained relatively flat and decreased only $330,000, to $119.4 million compared to $119.8 million for the nine months ended September 30, 2010.  The most significant change year over year was an increase in compensation of $3.3 million, or 7%, to $53.8 million for the nine months ended September 30, 2011 compared to $50.4 million for the prior year-to-date period.  The most significant offsetting amount was a $2.0 million, or 30%, decrease in deposit insurance to $4.7 million for the nine months ended September 30, 2011 compared to $6.6 million for the same period in the prior year.  Also, REO expenses decreased $1.1 million to $17.9 million for the nine months ended September 30, 2011 compared to $19.0 million in the prior year.  Most other operating expenses were little changed from a year earlier.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  However, during the third quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  The full valuation allowance for the deferred tax asset remained in effect at September 30, 2011, and as a result, we did not recognize any tax expense or benefit in our Consolidated Statements of Operations during the current quarter and nine months ended September 30, 2011.  For more discussion on our deferred tax asset and related valuation allowance please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Over the past three-year period as housing markets continued to weaken in many of our primary service areas, we have experienced significantly increased delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  While improved from 2008 and 2009, home and lot sales activity has still been slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which is reflected in our non-performing asset totals.  Further, property values generally declined during this period, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increased levels of non-performing loans as the effects of the weak economy became more evident and the pace of recovery has remained slow.  As a result, for the quarters and nine months ended September 30, 2011 and 2010, our provisions for loan losses were at a higher level than our normal expectations; however, our provision for loan losses was materially lower in the current quarter than in recent quarters.  The elevated level of delinquencies and non-accruals also has had a material adverse effect on our operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for REO.  Although our future results will depend on the course of recovery from the economic recession, we are actively engaged with our borrowers in resolving problem loans and many of our credit quality indicators have shown consistent improvement in recent quarters including meaningful improvement in the quarter ended September 30, 2011.  While property values have continued to decline in most markets, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates.

Non-Performing Assets:  Non-performing assets decreased to $151 million, or 3.53% of total assets, at September 30, 2011, from $254 million, or 5.77% of total assets at December 31, 2010 and $278 million, or 6.05% of total assets at September 30, 2010.  Slow sales and excess inventory in most housing markets, along with declines in property values, have been the primary cause of the elevated levels of delinquencies and foreclosures for residential construction and land development loans, which, including related REO, represented approximately $54 million, or 36% of our non-performing assets at September 30, 2011.  Reflecting these market conditions and value declines, the level of our provision for loan losses has remained high in recent periods even though both non-performing and total construction and land development loans outstanding have declined substantially.  While less significant in previous periods, other non-housing-related segments of the loan portfolio also experienced increased non-performing loans as a result of deteriorating economic conditions and we increased the allocated allowance for those portions of our portfolio as well.  While our provision for loan losses decreased during the most recent quarter reflecting improving credit metrics for the past year, our provisions for loan losses have fairly closely matched our net charge-offs and the size of our allowance for loan losses has changed only a modest amount.  Nonetheless, as a result of declines in our non-performing loans and total loans, our coverage ratios have increased significantly.  At September 30, 2011, our allowance for loan losses was $86 million, or 2.67% of total loans and 104% of non-performing loans, compared to $97 million, or 2.86% of total loans and 64% of non-performing loans at December 31, 2010 and $96 million, or 2.76% of total loans and 57% of non-performing loans at September 30, 2010.  Included in our allowance at September 30, 2011 was an unallocated portion of $15 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  The allowance for loan losses also includes $508,000 allocated for undisbursed loan commitments.  We continue to believe our level of non-performing loans and assets, which declined further during the current quarter, is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.  However, our operating results will continue to be adversely impacted until we are able to further reduce the level of our non-performing assets.

While non-performing assets are geographically dispersed, they are concentrated largely in construction, land and land development loans.  The primary components of the $151 million in non-performing assets are $81 million in nonaccrual loans, including $36 million of construction and land development loans, and $67 million in REO and other repossessed assets, including $48 million related to construction and land development lending.  The geographic distribution of non-performing construction, land and land development loans and related REO included approximately $33 million, or 45%, in the Puget Sound region, $30 million, or 40%, in the greater Portland market area, $4 million, or 5%, in the greater Boise market area, with the remaining $8 million, or 10%, distributed in various eastern Washington, eastern Oregon and northern Idaho markets.  While we experienced decreases in our nonaccrual loans in the most recent quarters, these decreases were partially offset by transfers to REO.  The decrease in nonaccrual loans, coupled with sales of REO in excess of transfers into REO and capitalized investments in REO, resulted in a $103 million reduction in non-performing assets during the nine months ended September 30, 2011.

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

The following table sets forth information with respect to our non-performing assets and TDRs at the dates indicated (dollars in thousands):

	September 30 2011	December 31 2010	September 30 2010
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$8,908	$24,727	$17,709
Multifamily	--	1,889	1,758
Construction and land	35,841	75,734	95,317
One- to four-family	15,274	16,869	17,026
Commercial business	15,754	21,100	24,975
Agricultural business, including secured by farmland	1,301	5,853	6,519
Consumer	4,232	2,332	2,531
	81,310	148,504	165,835
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	437
Multifamily	--	--	--
Construction and land	--	--	1,469
One- to four-family	1,111	2,955	2,089
Commercial business	687	--	350
Agricultural business, including secured by farmland	--	--	--
Consumer	41	30	162
	1,839	2,985	4,507

Total non-performing loans	83,149	151,489	170,342

Securities on nonaccrual at fair value	1,942	1,896	500
REO and other repossessed assets held for sale, net	66,538	100,945	107,314

Total non-performing assets	$151,629	$254,330	$278,156

Total non-performing loans to net loans before allowance for loan losses	2.58%	4.45%	4.87%
Total non-performing loans to total assets	1.94%	3.44%	3.71%
Total non-performing assets to total assets	3.53%	5.77%	6.05%

TDRs (2)	$51,990	$60,115	$46,243

Loans 30-89 days past due and on accrual	$7,895	$28,847	$18,242

(1)
 For the three and nine months ended September 30, 2011, interest income of $2.2 million and $7.3 million, respectively, would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at September 30, 2011 (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Secured by real estate:
Commercial	$8,314	$459	$135	$--	$8,908
Multifamily	--	--	--	--
Construction and land
One- to four-family construction	4,429	2,089	470	--	6,988
Multifamily construction	--	--	--	--	--
Commercial construction	1,503	--	--	--	1,503
Residential land acquisition & development	8,507	5,901	2,022	--	16,430
Residential land improved lots	1,408	3,766	83	--	5,257
Residential land unimproved	2,047	916	1,909	--	4,872
Commercial land acquisition & development	--	--	--	--	--
Commercial land improved	454	--	--	--	454
Commercial land unimproved	337	--	--	--	337
Total construction and land	18,685	12,672	4,484	--	35,841

One- to four-family	13,805	1,499	1,081	--	16,385
Commercial business	15,586	104	602	149	16,441
Agricultural business, including secured by farmland	704	--	597	--	1,301
Consumer	2,409	1,485	379	--	4,273
Total non-performing loans	59,503	16,219	7,278	149	83,149

Securities on nonaccrual	--	--	500	1,442	1,942

REO and other repossessed assets held for sale, net	35,105	24,229	7,204	--	66,538
Total non-performing assets	$94,608	$40,448	$14,982	$1,591	$151,629

Percent of non-performing assets	62.4%	26.7%	9.9%	1.0%	100.0%

In addition to the non-performing loans as of September 30, 2011, we had other classified loans with an aggregate outstanding balance of $153 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.  The aggregate outstanding balance of other classified loans at September 30, 2011 had declined by $55 million, or 26%, compared to the comparable total at December 31, 2010.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.   The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the three months ended September 30, 2011 and 2010, we recognized $4.6 million and $8.6 million, respectively, of impairment charges related to these types of assets.  For the nine months ended September 30, 2011 and 2010, we recognized $12.4 million and $9.9 million, respectively, of these impairment charges.

Within our non-performing loans, we have a total of 12 nonaccrual lending relationships, each with aggregate loan exposures in excess of $1.5 million that collectively comprise $31 million, or 37% of our total non-performing loans as of September 30, 2011, and the single largest relationship is $7.8 million.  The most significant of our non-performing loan exposures are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location
$7,824	9.4%	48 residential lots	Greater Seattle-Puget Sound area

3,922	4.7	Six commercial buildings	Greater Seattle-Puget Sound area

2,787	3.4	Business assets, accounts receivable and vehicles	Greater Spokane, WA area

2,269	2.7	Accounts receivable and inventory	Greater Seattle-Puget Sound area

2,227	2.7	28 residential lots	Greater Portland, OR area

1,973	2.4	11 residential lots	Greater Portland, OR area

1,903	2.3	17 residential lots Two single family homes One home under construction	Greater Seattle-Puget Sound area

1,838	2.2	Apartment buildings	Greater Portland, OR area

1,612	1.9	12 residential condo units	Northern Idaho

1,585	1.9	84 residential lots	Central Oregon

1,565	1.9	11 completed homes	Greater Seattle-Puget Sound area

1,503	1.8	One commercial condo	Greater Seattle-Puget Sound area

52,141	62.7	Various collateral; relationships under $1.5 million	Various (mostly in WA, OR and ID)
$83,149	100.0%	Total non-performing loans

At September 30, 2011, we had $66.5 million of REO, the most significant component of which is a nearly complete subdivision in the greater Seattle metropolitan area with 167 platted lots and a book value of $9.6 million.  The second largest holding is a development of 105 lots in the greater Seattle, WA area with a book value of $5.9 million.  The third largest REO holding consists of seven acres of land with nine parcels zoned commercial in the greater Seattle, WA area with a book value of $3.9 million.  The fourth largest REO holding consists of three parcels of improved land totaling 11 acres zoned commercial in the Bend, Oregon area with a book value of $2.8 million. All other REO holdings have individual book values of less than $2.5 million.   The table below summarizes our REO by geographic location and property type (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location
$26,479	39.8%
13 completed homes
124 residential lots
One land development project with 167 residential lots
Two lots for seven townhouse sites
One home under construction
Seven acres of land for 25 single family residences
			Greater Seattle-Puget Sound area

23,857	35.9	17 completed homes 206 residential lots 70 townhouse lots 49 acres undeveloped buildable land 30 condominium lots Four completed residential condo units	Greater Portland, Oregon area

5,354	8.1	10 completed homes 123 residential lots Four townhouse lots 35 acres of farmland Seven acres raw land zoned residential	Greater Boise, Idaho area

3,999	6.0	13 completed homes 52 residential lots One residential duplex One agricultural warehouse and storefront	Other Washington locations

3,502	5.3	Four completed homes Five residential lots One parcel land for 81 residential lots Two commercial office building One parcel of vacant land One commercial mixed-use building	Greater Spokane, WA area

3,268	4.9	11 acres commercial land in three parcels One single-family residence on 10 acres land One single-family home One commercial building	Other Oregon locations
$66,459	100.0%

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the three and nine months ended September 30, 2011 and 2010, our loan originations were less than loan repayments and our loan purchases were negligible.  As a result, loan repayments, net of originations, totaled $94 million and $176 million for the nine months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011 and 2010, we sold $188 million and $236 million, respectively, of loans.  Securities purchases during the nine months ended September 30, 2011 and 2010, totaled $432 million and $166 million, respectively, and securities repayments and maturities were $243 million and $159 million, respectively.  Also, as discussed above, deposits decreased by $54 million during the first nine months of 2011, including decreases in brokered deposits and public funds.  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  The decrease in deposits in the current quarter was largely the result of our pricing decisions designed to encourage the run-off of higher-rate certificates of deposit.  FHLB advances (excluding fair value adjustments) decreased $33 million for the nine months ended September 30, 2011 compared to a decrease of $143 million for the nine-month period one year earlier.  Other borrowings, including the $50 million of senior bank notes issued under the TLGP and $90 million of retail repurchase agreements, decreased $36 million to $140 million during the nine months ended September 30, 2011 primarily as a result of a $36 million decrease in retail repurchase agreements.  Excluding fair value adjustments, our junior subordinated debentures were unchanged for the nine months ended September 30, 2011.

During 2010, the Company completed a secondary offering of its common stock.  Between June 30, 2010 and July 2, 2010, the Company sold 85,639,000 shares resulting in net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $162 million.  Banner Corporation has allocated a significant portion of the net proceeds from the offering to strengthen Banner Bank’s regulatory capital ratios in accordance with the Bank MOU and to support managed growth as economic conditions improve.  To that end, during the year ended December 31, 2010, the Company invested a cumulative $110 million as additional paid-in common equity in Banner Bank.  While there were no further investments during the first three quarters of 2011, the Company expects to use the remaining net proceeds for general working capital purposes, including additional capital investments in its subsidiary banks if appropriate.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the nine months ended September 30, 2011 and 2010, we used our sources of funds primarily to fund loan commitments, purchase securities and pay maturing savings certificates and deposit withdrawals.  At September 30, 2011, we had outstanding loan commitments totaling $862 million, including undisbursed loans in process and unused credit lines totaling $817 million.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRBSF borrowings.  We maintain credit facilities with the FHLB-Seattle, which at September 30, 2011 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $858 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $23 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $10 million, or less than 1% of our assets at September 30, 2011.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank of San Francisco’s Borrower-In-Custody (BIC) program.  Under this program we can borrow up to 65% of eligible loans not already pledged for other borrowings, which we currently estimate would provide additional borrowing capacity of $516 million.  We had no funds borrowed from the Federal Reserve Bank of San Francisco at September 30, 2011 or December 31, 2010.

At September 30, 2011, certificates of deposit amounted to $1.313 billion, or 37% of our total deposits, including $1.045 billion which were scheduled to mature within one year.  Certificates of deposit declined from 43% of our total deposits at December 31, 2010, reflecting our efforts to shift the portfolio mix into lower cost core deposits.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature, although beginning in 2010 and continuing through the current quarter, we intentionally allowed certificates of deposit to decline.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Capital Requirements

Banner Corporation is a bank holding company registered with the Federal Reserve Board.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board.  Banner Bank and Islanders Bank, as state-chartered, federally insured commercial banks, are subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve Board requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to these standard requirements, the Bank MOU also requires Banner Bank to maintain Tier 1 Capital of not less than 10.0% of Banner Bank’s adjusted total assets.  At September 30, 2011, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the

Consolidated Financial Statements included in Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding regulatory capital requirements for Banner and the Banks for the year ended December 31, 2010.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2011, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Banner Corporation—consolidated
Total capital to risk-weighted assets	$601,721	17.94%	$268,267	8.00%
Tier 1 capital to risk-weighted assets	559,259	16.68	134,133	4.00
Tier 1 leverage capital to average assets	559,259	13.19	169,615	4.00

Banner Bank (1)
Total capital to risk-weighted assets	503,965	15.83	254,696	8.00	$318,369	10.00%
Tier 1 capital to risk-weighted assets	463,633	14.56	127,348	4.00	191,022	6.00
Tier 1 leverage capital to average assets	463,633	11.61	159,780	4.00	199,725	5.00

Islanders Bank
Total capital to risk-weighted assets	30,585	15.49	15,795	8.00	19,743	10.00
Tier 1 capital to risk-weighted assets	28,111	14.24	7,897	4.00	11,846	6.00
Tier 1 leverage capital to average assets	28,111	11.62	9,676	4.00	12,096	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, many of the floating-rate loans with interest rate floors are in portions of the portfolio currently experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  As of September 30, 2011, our loans with interest rate floors totaled approximately $1.4 billion and had a weighted average floor rate of 5.51%.

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

The following table sets forth as of September 30, 2011, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value
+400	$(563)	(0.4)%	$(151,934)	(24.5)%
+300	837	0.5	(103,691)	(16.7)
+200	1,677	1.0	(61,520)	(9.9)
+100	1,646	1.0	(19,754)	(3.2)
0	--	--	--	--
-25	(6)	--	4,873	0.8
-50	(908)	(0.6)	(287)	--

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2011.  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2011, total interest-earning asset maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $276 million, representing a one-year cumulative gap to total assets ratio of 6.43%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2011 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$174,602	$13,317	$21,295	$3,272	$1,098	$54	$213,638
Fixed-rate mortgage loans	136,585	96,762	285,802	149,988	165,792	64,623	899,552
Adjustable-rate mortgage loans	360,173	149,718	403,204	184,964	25,535	--	1,123,594
Fixed-rate mortgage-backed securities	12,925	10,374	26,972	14,769	14,881	1,993	81,914
Adjustable-rate mortgage-backed securities	1,485	624	5,249	--	--	--	7,358
Fixed-rate commercial/agricultural loans	60,891	34,186	73,182	30,319	5,488	184	204,250
Adjustable-rate commercial/agricultural loans	467,139	14,584	34,631	17,199	760	--	534,313
Consumer and other loans	159,830	15,243	40,828	18,161	19,490	1,367	254,919
Investment securities and interest-earning deposits	438,348	101,169	62,763	21,273	40,455	64,332	728,340
Total rate sensitive assets	1,811,978	435,977	953,926	439,945	273,499	132,553	4,047,878

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	177,317	150,879	352,052	352,052	--	--	1,032,300
Money market deposit accounts	214,541	128,725	85,817	--	--	--	429,083
Certificates of deposit	611,274	425,668	212,287	59,967	3,847	--	1,313,043
FHLB advances	220	--	10,000	--	--	--	10,220
Other borrowings	50,071	--	--	--	--	--	50,071
Junior subordinated debentures	123,716	--	--	--	--	--	123,716
Retail repurchase agreements	89,633	--	--	--	--	--	89,633
Total rate sensitive liabilities	1,266,772	705,272	660,156	412,019	3,847	--	3,048,066
Excess (deficiency) of interest-sensitive assets over interest-
sensitive liabilities	$545,206	$(269,295)	$293,770	$27,926	$269,652	$132,553	$999,812
Cumulative excess (deficiency) of interest-sensitive assets	$545,206	$275,911	$569,681	$597,607	$867,259	$999,812	$999,812

Cumulative ratio of interest-earning assets to interest-bearing liabilities	143.04%	113.99%	121.64%	119.63%	128.45%	132.80%	132.80%

Interest sensitivity gap to total assets	12.70%	(6.27)%	6.84%	0.65%	6.28%	3.09%	23.30%

Ratio of cumulative gap to total assets	12.70%	6.43%	13.27%	13.92%	20.21%	23.30%	23.30%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(514) million, or (11.96%) of total assets at September 30, 2011.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010” of this report on Form 10-Q.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2011, we did not sell any securities that were not registered under the Securities Act of 1933.

We did not execute any open market repurchases of our common stock from July 1, 2011 through September 30, 2011.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Changes in Stockholders’ Equity; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to the Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 9, 2011	/s/ Mark J. Grescovich
Mark J. Grescovich President and Chief Executive Officer (Principal Executive Officer)

November 9, 2011	/s/ Lloyd W. Baker
Lloyd W. Baker Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES ACT OF 1934

I, Mark J. Grescovich, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 9, 2011		/s/Mark J. Grescovich
Mark J. Grescovich
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d -14(a) UNDER THE SECURITIES ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 9, 2011		/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify in his capacity as an officer of Banner Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, that:

• the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

•  the information contained in the report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

November 9, 2011	/s/Mark J. Grescovich
Mark J. Grescovich
Chief Executive Officer

November 9, 2011	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer