Form 10-K
period 2011-12-31
BANNER CORP
filed 2012-03-13
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________to __________

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities ActYes  ____NoX

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ____NoX

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No  ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes   X     No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ____	Accelerated filer X	Non-accelerated filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)Yes  ____NoX

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2011, was:
Common Stock - $284,377,188

(The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

The number of shares outstanding of the registrant’s classes of common stock as of February 29, 2012:
Common Stock, $.01 par value – 17,878,229 shares

Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 24, 2012 are incorporated by reference into Part III.

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or any of the Banks which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions; the requirements and restrictions that have been imposed upon Banner and Banner Bank under the memoranda of understanding with the Federal Reserve Bank of San Francisco (in the case of Banner) and the FDIC and the Washington DFI (in the case of Banner Bank) and the possibility that Banner and Banner Bank will be unable to fully comply with the memoranda of understanding, which could result in the imposition of additional requirements or restrictions; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; future legislative changes in the United States Department of Treasury (Treasury) Troubled Asset Relief Program (TARP) Capital Purchase Program; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, including this report on Form 10-K.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

PART 1

Item 1 – Business	General

Banner Corporation (the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2011, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).  As of December 31, 2011, we had total consolidated assets of $4.3 billion, net loans of $3.2 billion, total deposits of $3.5 billion and total stockholders’ equity of $532 million.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located in the San Juan Islands.  Our primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in portions of Washington, Oregon and Idaho.  Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family residential loans and consumer loans.  A portion of Banner Bank’s construction and mortgage lending activities are conducted through its subsidiary, Community Financial Corporation (CFC), which is located in the Lake Oswego area of Portland, Oregon.  Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”  As discussed more thoroughly below and in later sections of this report, increased loan delinquencies and defaults, particularly in the residential construction and land development portions of our loan portfolio, have materially adversely affected our results of operations for the past four years.  While delinquencies and other non-performing assets at December 31, 2011 were substantially reduced from a year earlier and our 2011 results of operations were much improved including a return to profitability, it is still difficult to predict when and how general economic conditions and the weak housing markets that caused this increased level of delinquencies and defaults will meaningfully improve.  However, we are encouraged by the recent quicker pace of problem asset resolution as well as the significant reduction in non-performing assets over the last year and remain diligent in our efforts to further improve our risk profile.  Our goal is to position Banner Corporation with a moderate risk profile and to maintain that profile going forward.

Since becoming a public company in 1995, we have invested significantly in expanding our branch and distribution systems with a primary emphasis on strengthening our market presence in our five primary markets in the Northwest.  Those markets include the four largest metropolitan areas in the Northwest: the Puget Sound region of Washington and the greater Boise, Idaho, Portland, Oregon, and Spokane, Washington markets, as well as our historical base in the vibrant agricultural communities in the Columbia Basin region of Washington and Oregon.  Our aggressive franchise expansion during this period included the acquisition and consolidation of eight commercial banks, as well as the opening of 27 new branches and relocating nine others.  Over the past ten years, we also invested heavily in advertising campaigns designed to significantly increase the brand awareness for Banner Bank.  These investments, which have been significant elements in our strategies to grow loans, deposits and customer relationships, have increased our presence within desirable marketplaces and allow us to better serve existing and future customers.  This emphasis on growth and development resulted in an elevated level of operating expenses during much of this period; however, we believe that the expanded branch network and heightened brand awareness have created a franchise that is well positioned to allow us to successfully execute on our super community bank model.  That strategy is focused on delivering customers, including middle market and small businesses, business owners, their families and employees, a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal and superior service level of a community bank.

Weak economic conditions and ongoing strains in the financial and housing markets which accelerated during 2008 and generally continued through 2011 have created an unusually challenging environment for banks and their holding companies, including Banner Corporation.  This has been particularly evident in our need to provide for credit losses during this period at significantly higher levels than our historical experience and has also adversely affected our net interest income and other operating revenues and expenses.  For the year ended December 31, 2011, we had net income of $5.5 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss to common shareholders of $2.4 million, or ($0.15) per diluted share.  Although continuing to be adversely impacted by the weak economy, our 2011 performance was substantially improved compared to a net loss to common shareholders of $69.7 million, or ($7.21) per diluted share, for the year ended December 31, 2010.  Our provision for loan losses was $35.0 million for the year ended December 31, 2011, compared to $70.0 million recorded in the prior year.  Throughout the period 2008 through 2011, higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while we are encouraged by the continuing reduction in our exposure to residential construction loans as well as the significant decrease in non-performing assets and the slowdown in the emergence of new problem assets, looking forward we anticipate our credit costs will remain elevated for a few more quarters.  (See Note 6 of the Notes to the Consolidated Financial Statements, as well as “Asset Quality” below.)  Although there have been indications that economic conditions are improving, the pace of recovery has been modest and uneven and the ongoing stress in the economy has been the most significant challenge impacting our operating results through this economic cycle.  As a result, like most financial institutions, our future operating results and financial performance will be significantly affected by the course of recovery from the recessionary downturn.  However, improving our risk profile and aggressively managing problem assets has been a primary focus in this difficult environment which has produced significant progress in recent periods and which we believe will lead to further improved operating results in the future.

Aside from the level of loan loss provision, our operating results depend primarily on our ability to generate revenues from net interest income and fee based services.  These revenues have been consistently increasing in recent periods as our expanded branch network has been maturing and we have been successfully executing on our strategies to strengthen the franchise and deliver sustainable profitability.  Our net interest income is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased by $6.8 million, or 4.3%, for the year ended December 31, 2011 to $164.6 million compared to $157.8 million for the prior year, primarily as a result of an expansion of our net interest spread and net interest margin due to a lower cost of funds and reduced drag from non-performing assets.  These trends of lower funding costs driven by rapidly declining interest expense on deposits and fewer non-performing assets, and the resulting increase in the net interest margin, represent important improvements in our core operating fundamentals, which we believe should provide a solid base to build upon as the economy recovers.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value and in certain periods by other-than-temporary-impairment (OTTI) charges or recoveries.  (See Notes 4 and 22 of the Notes to the Consolidated Financial Statements.)  Our other operating income was $34.0 miliion for the year ended December 31, 2011, compared to $29.1 millon for the prior year.  For the year ended December 31, 2011, we recorded a combined net gain of $2.4 million in fair value and OTTI adjustments compared to a net loss of $2.5 million for the year ended December 31, 2010.  Other operating income, excluding fair value and OTTI adjustments, was $31.6 million in both years.  Other operating expenses were $158.1 million for the year ended December 31, 2011, a 2% decrease from $160.8 million for the year ended December 31, 2010, largely as a result of decreased costs related to real estate owned and FDIC deposit insurance.  While lower in 2011 than in 2010, both years’ expenses reflect significant costs associated with problem loan collection activities including professional services and valuation charges related to real estate owned, which we believe should decline in future periods as a result of the continuing reduction in nonperforming assets.  Further, in 2010 we recorded a full valuation allowance for our net deferred tax assets, which resulted in an $18.0 million provision for income taxes for the year ended December 31, 2010, despite a pre-tax loss of $43.9 million.  By contrast, for the year ended December 31, 2011, we had pre-tax income of $5.5 million, with the resulting provision for income taxes offset by an adjustment to the deferred tax asset valuation allowance.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information about our financial performance and critical accounting policies.

Recent Developments and Significant Events

Regulatory Actions:  On March 23, 2010, Banner Bank entered into a Memorandum of Understanding (Bank MOU) with the FDIC and Washington DFI.  The Company also entered into a similar MOU with the Federal Reserve Bank of San Francisco (Federal Reserve Bank) on March 29, 2010 (FRB MOU).  Under the Bank MOU, Banner Bank is required, among other things, to develop and implement plans to reduce commercial real estate concentrations; to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 leverage capital to equal or exceed 10% of average assets.  In addition, Banner Bank is not permitted to pay cash dividends to Banner Corporation without prior approval from the FDIC and DFI and the Company and Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  Further, the Company may not pay any dividends on common or preferred stock, pay interest or principal on the balance of its junior subordinated debentures or repurchase its common stock without the prior written non-objection of the Federal Reserve Bank.  For additional information, see “Item 1A, Risk Factors – Risks Associated with Our Business – We are required to comply with the terms of memoranda of understanding that we have entered into with the FDIC and DFI and the Federal Reserve Bank and lack of compliance could result in additional regulatory actions.”

Income Tax Reporting and Accounting:

Amended Federal Income Tax Returns:  On October 25, 2011, the Company filed amended federal income tax returns for tax years 2005, 2006, 2008 and 2009.  The amended tax returns, which are expected to be reviewed by the Internal Revenue Service (IRS), would significantly affect the timing for recognition of credit losses within previously filed income tax returns and, if approved, would result in the refund of up to $13.6 million of previously paid taxes from the utilization of net operating loss carryback claims into prior tax years.  The outcome of the anticipated IRS review is inherently uncertain and since there can be no assurance of approval of some or all of the tax carryback claims, no asset has been recognized to reflect the possible results of these amendments as of December 31, 2011, because of this uncertainty.  Accordingly, we do not anticipate recognizing any tax benefit until the results of the IRS review have been determined.

Deferred Tax Asset Valuation Allowance:  The Company and the Banks file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under U.S. generally acceptable accounting principles (GAAP), a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.  While realization of the deferred tax asset is ultimately dependent on a return to sustained profitability, which management believes is more likely than not, the guidance reflected in the accounting standard is significantly influenced by consideration of recent historical operating results.  During the third quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  This action caused our income tax expense to be $24.0 million for that period.  As a result, we recorded $18.0 million income tax expense for the year ended December 31, 2010.  No tax benefit or expense was recognized during 2011.  See Note 13 of the Notes to the Consolidated Financial Statements for more information.

Stockholder Equity Transactions:

Reverse stock split: On May 26, 2011, Banner Corporation filed with the Secretary of State of the State of Washington Articles of Amendment to its Amended and Restated Articles of Incorporation, which affected a 1-for-7 reverse stock split.  The amendment to the Company's Amended and Restated Articles of Incorporation was effective June 1, 2011.

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

Secondary Offering of Common Stock:  On June 30, 2010, the Company announced the initial closing of its offering of 75,000,000 shares (pre-reverse split) of its common stock and the sale of an additional 3,500,000 shares pursuant to the partial exercise of the underwriters’ over-allotment option, at a price to the public of $2.00 per share.  On July 2, 2010, the Company further announced the completion of this offering as the underwriters exercised their over-allotment option for an additional 7,139,000 shares, at a price to the public of $2.00 per share.  Together with the 78,500,000 shares the Company issued on June 30, 2010 (including 3,500,000 shares issued pursuant to the underwriters’ initial exercise of their over-allotment option), the Company issued a total of 85,639,000 shares in the offering, resulting in net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $161.6 million.

Participation in the U.S. Treasury’s Capital Purchase Program:  On November 21, 2008, Banner received $124 million from the U.S. Treasury Department as part of the Treasury’s Capital Purchase Program.  Banner issued $124 million in senior preferred stock, with a related warrant to purchase up to $18.6 million in common stock, to the U.S. Treasury.  The warrant provides the Treasury the option to purchase up to 243,998 shares (post reverse-split) of Banner Corporation common stock at a price of $76.23 per share (post reverse-split) at any time during the next ten years.  The preferred stock pays a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company.  The terms and conditions of the transaction and the preferred stock conform to those provided by the U.S. Treasury.  A summary of the Capital Purchase Program can be found on the Treasury’s web site at www.treasury.gov/initiatives/financial-stability/pages/default.aspx.  The additional capital enhances the Company’s capacity to support the communities it serves through expanded lending activities and economic development.  This capital also adds flexibility in considering strategic opportunities that may be available to it.

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

Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Until recent periods, real estate lending activities were significantly focused on residential construction and land development loans and first mortgages on owner-occupied, one- to four-family residential properties; however, over the past four years our origination of construction and land development loans has declined substantially and the proportion of the portfolio invested in these types of loans has materially declined.  Our residential mortgage loan originations also decreased during this four-year cycle, although less significantly than the decline in construction and land development lending, as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases.  Despite modest demand, our residential mortgage loan portfolio has increased in amount and as a proportion of our total loan portfolio during this cycle, although residential mortgage loan balances have declined for each of the past two years.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the weak economy, in recent periods demand for these types of commercial business loans has been modest and total outstanding balances have declined from peak balances at June 30, 2008; however, originations of commercial business loans were substantially higher in 2011 than in the previous three years.  Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as many consumers have been focused on reducing their personal debt.  While continuing our commitment to residential lending, including our mortgage banking activities, we expect commercial lending (including owner-occupied commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly more important activities for us.  By contrast, we anticipate residential construction and related land development lending, which at December 31, 2011 represented 7% of the loan portfolio, compared to 9% a year earlier and more than 30% at its peak during the second quarter of 2007, will continue to be restrained by market conditions for the foreseeable future, as well as by our efforts to manage our concentration in this type of lending.

At December 31, 2011, our net loan portfolio totaled $3.2 billion.  For additional information concerning our loan portfolio, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2011 and 2010—Loans and Lending.”  See also Tables 7 and 8 contained therein, which sets forth the composition and geographic concentration of our loan portfolio, and Tables 9 and 10, which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the Northwest communities where we have offices.  While we offer a wide range of products, we have not engaged in any sub-prime lending programs, which we define as loans to borrowers with poor credit histories or undocumented repayment capabilities and with excessive reliance on the collateral as the source of repayment.  However, we have experienced a modest increase in delinquencies on our residential loans in response to the weakened housing market conditions.  At December 31, 2011, $643 million, or 20% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

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

Our residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and the Federal National Mortgage Association (Fannie Mae or FNMA).  Government insured loans are underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA).  In the loan approval process, we assess the borrower’s ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower.  For ARM loans, our standard practice provides for underwriting based upon fully indexed interest rates and payments.  Generally, we will lend up to 95% of the lesser of the appraised value or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on certain government insured programs.  We require private mortgage insurance on conventional residential loans with a loan-to-value ratio at origination exceeding 80%.  For the past three years, particularly in 2009 and 2010, a number of exceptions to these general underwriting guidelines were granted in connection with the sale or refinance of properties, particularly new construction, for which we were already providing financing.  These exceptions most commonly relate to loan-to-value and mortgage insurance requirements and not to credit underwriting or loan documentation standards.  Such exceptions, while less frequent in recent periods, will likely continue in the near term to facilitate troubled loan resolution in the current distressed housing market, and may result in loans having performance characteristics different from the rest of our one-to-four-family loan portfolio.

Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis.  During the past three years, we have sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market.

Construction and Land Lending:  Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers; however, the amount of this investment has been substantially reduced in recent years.  To a lesser extent, we also originate construction loans for commercial and multifamily real estate.  In years prior to 2008, residential construction and land development lending was an area of major emphasis at Banner Bank and the primary focus of its subsidiary, CFC.  Our largest concentrations of construction and land development loans are in the greater Puget Sound region of Washington State and the Portland, Oregon market area.  We also have construction and land loans for properties to a much smaller extent in the greater Boise, Idaho area and certain eastern Washington and eastern Oregon markets.  At December 31, 2011, construction and land loans totaled $319 million, or 10% of total loans of the Company, consisting of $144 million of one- to four-family construction loans, $98 million of residential land or land development loans, $62 million of commercial and multifamily real estate construction loans and $15 million of commercial land or land development loans.

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

Construction loans made by us include those with a sales contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period.  We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations.  The maximum number of speculative loans (loans that are not presold) approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product and the ratio of sold to unsold inventory the builder maintains.  We have attempted to diversify the risk associated with speculative construction lending by doing business with a large number of small and mid-sized builders spread over a relatively large geographic region with numerous sub-markets within our three-state service area.

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

Historically, we have also made land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land, although over the past four years we generally have not originated this type of loan.  In making land loans, we follow underwriting policies and disbursement and monitoring procedures similar to those for construction loans.  The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released from the lien of the mortgage.

We regularly monitor the construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and decrease this type of lending if we perceive unfavorable market conditions such as the existing economic environment.  Housing markets in most areas of the Pacific Northwest significantly deteriorated beginning in 2008 and our origination of new construction loans declined sharply as a result.  We believe that the underwriting policies and internal monitoring systems we have in place have helped to mitigate some of the risks inherent in construction and land lending; however, weak housing market conditions nonetheless resulted in material delinquencies and charge-offs in our construction and land loan portfolios in recent years.  While construction and land loans, including residential, commercial and multifamily, have been meaningfully reduced, they still represent 10% of our portfolio and are responsible for approximately 37% of our non-performing loans.  Although well diversified with respect to sub-markets, price ranges and borrowers, our construction and land loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area.  Reducing the amount of non-performing construction and land development loans and related real estate acquired through foreclosure has been the most critical issue that we have needed to resolve to return to acceptable levels of profitability and we have made substantial progress during the past two years in this regard.  The most significant risk in this portfolio relates to the land development loans as demand for building lots is currently weak.  (See “Asset Quality” below and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality.”)

Commercial and Multifamily Real Estate Lending:  We originate loans secured by multifamily and commercial real estate including, as noted above, loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor properties.  At December 31, 2011, our loan portfolio included $140 million in multifamily and $1.091 billion in commercial real estate loans, including $470 million in owner-occupied commercial real estate loans and $621 million in non-owner-occupied commercial real estate loans, which in aggregate comprised 33% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, potentially riskier than one- to four-family residential mortgage loans.  Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrowers’ willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Most multifamily and commercial real estate loans originated in the past five years are linked to various Federal Home Loan Bank (FHLB) advance rates, certain prime rates or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2011, the average size of our commercial real estate loans was $644,000 and the largest commercial real estate loan in our portfolio was approximately $16 million.

Commercial Business Lending:  We are active in small- to medium-sized business lending and are engaged to a lesser extent in agricultural lending primarily by providing crop production loans.  Our officers devote a great deal of effort to developing customer relationships and the ability to serve these types of borrowers.  While also strengthening our commitment to small business lending, in recent years we have added experienced officers and staff focused on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range.  In addition to providing earning assets, this type of lending has helped us increase our deposit base.  Expanding commercial lending and related commercial banking services is currently an area of significant focus, including recent reorganization and additions to staffing in the areas of credit administration, Small Business Administration (SBA) lending, business development, and loan and deposit operations.

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

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to various prime rate or LIBOR indices.  At December 31, 2011, commercial business loans totaled $601 million, or 18% of our total loans.

Agricultural Lending:  Agriculture is a major industry in many parts of our service areas.  While agricultural loans are not a large part of our portfolio, we intend to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2011, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $218 million, or 7% of our loan portfolio.

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

We also originate loans to finance the purchase of farm equipment.  Loans to purchase farm equipment are made for terms of up to seven years.  On occasion, we also originate agricultural real estate loans secured primarily by first liens on farmland and improvements thereon located in our market areas, although generally only to service the needs of our existing customers.  Loans are written in amounts ranging from 50% to 75% of the tax assessed or appraised value of the property for terms of five to 20 years.  These loans generally have interest rates that adjust at least every five years based upon a U.S. Treasury index or FHLB advance rate plus a negotiated margin.  Fixed-rate loans are granted on terms usually not to exceed five years.  In originating agricultural real estate loans, we consider the debt service coverage of the borrower’s cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower’s past performance with us and/or the market area.  These loans normally are not made to start-up businesses and are reserved for existing customers with substantial equity and a proven history.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received consistent emphasis in recent years.  Part of this emphasis has been the reintroduction of a Banner Bank-funded credit card program which we began marketing in the fourth quarter of 2005.  Similar to other consumer loan programs, we focus this credit card program on our existing customer base to add to the depth of our customer relationships.  Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2011, we had $284 million, or 9% of our loans receivable, in consumer related loans.

Similar to commercial business loans, consumer loans often entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as us, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral.

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

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  For the years ended December 31, 2011, 2010 and 2009, we originated loans, net of repayments and charge-offs, of $270 million, $114 million, and $582 million, respectively.  The increase in net originations for 2011 reflects an increase in production of new commercial business and agricultural business loans and commercial real estate loans, as well as a reduction in charge-offs.  The decreased level of originations, net of repayments and charge-offs, during 2010 was significantly impacted by reduced demand from creditworthy borrowers due to weak economic conditions, a substantial amount of loan repayments, and significant charge-offs.

We sell many of our newly originated one- to four-family residential mortgage loans to secondary market purchasers as part of our interest rate risk management strategy.  Proceeds from sales of loans for the years ended December 31, 2011, 2010 and 2009, totaled $282 million, $351 million, and $563 million, respectively.  Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  We sell loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse.  The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  See “Loan Servicing.”  At December 31, 2011, we had $3 million in loans held for sale.

We periodically purchase whole loans and loan participation interests primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities.  Any such purchases are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.  During the years ended December 31, 2011 and 2010, we purchased $5 million and $341,000, respectively, of loans and loan participation interests.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2011, we were servicing $773 million of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.  At December 31, 2011, we held $3.4 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2011 was composed of $530 million of Freddie Mac residential mortgage loans, $108 million of Fannie Mae residential mortgage loans and $135 million of both residential and non-residential mortgage loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington and Oregon.  For the year ended December 31, 2011, we recognized $1.1 million of loan servicing fees in our results of operations, which was net of $1.8 million of servicing rights amortization.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  For the years ended December 31, 2011, 2010 and 2009, we capitalized $1.9 million, $1.7 million, and $5.0 million, respectively, of MSRs relating to loans sold with servicing retained.  No MSRs were purchased in those periods.  Amortization of MSRs for the years ended December 31, 2011, 2010 and 2009, was $1.8 million, $2.0 million, and $2.1 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  At December 31, 2011, our MSRs were carried at a value of $5.6 million, net of amortization.

Asset Quality

Classified Assets: State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.  For additional information regarding asset quality and non-performing loans, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2011 and 2010—Asset Quality,” and Tables 15, 16 and 17 contained therein.

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with GAAP guidelines.  We increase our allowance for loan losses by charging provisions for possible loan losses against our income.  The allowance for losses on loans is maintained at a level which, in management’s judgment, is sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  At December 31, 2011, we had an allowance for loan losses of $83 million, which represented 2.52% of net loans and 110% of non-performing loans compared to 2.86% and 64%, respectively, at December 31, 2010.  For additional information concerning our allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010—Provision and Allowance for Loan Losses,” and Tables 21 and 22 contained therein.

Real Estate Owned:  Real estate owned (REO) is property acquired by foreclosure or receiving a deed in lieu of foreclosure, and is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the carrying value of the defaulted loan.  Development and improvement costs relating to the property are capitalized.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.  If the book value of the REO is determined to be in excess of the fair market value, a valuation allowance is recognized against earnings.  At December 31, 2011, we had REO of $43 million, compared to $101 million at December 31, 2010.  Valuation allowances recognized during both 2011 and 2010 totaled $15.1 million, compared with $1.6 million during 2009.  For additional information on REO, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2011 and 2010—Asset Quality” and Table 18 contained therein and Note 7 of the Notes to the Consolidated Financial Statements.

Investment Activities

Under Washington state law, banks are permitted to invest in various types of marketable securities.  Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions.  Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk.  Our policies generally limit investments to U.S. Government and agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, corporate debt obligations and mortgage-backed securities.  Investment in mortgage-backed securities may include those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and privately-issued mortgage-backed securities that have an AA credit rating or higher at the time of purchase, as well as collateralized mortgage obligations (CMOs).  A high credit rating indicates only that the rating agency believes there is a low risk of loss or default.  To the best of our knowledge, we do not have any investments in mortgage-backed securities, collateralized debt obligations or structured investment vehicles that have a material exposure to sub-prime mortgages.  However, we do have investments in single-issuer and collateralized debt obligations secured by pooled trust preferred securities that have been materially adversely impacted by concerns related to the banking and insurance industries as well as payment deferrals and defaults by certain issuers.  Further, all of our investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment’s earnings performance and/or market value.

At December 31, 2011, our consolidated investment portfolio totaled $622 million and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds and corporate debt obligations.  From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in loan originations, deposits and other activities.  During the year ended December 31, 2011, holdings of mortgage-backed securities increased $43 million to $130 million, while U.S. Treasury and agency obligations increased $202 million to $342 million, corporate securities including equities decreased $16 million to $43 million, and municipal bonds increased $25 million to $108 million.

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2011 and 2010—Investments,” and Tables 1 to 6 contained therein.

Off-Balance-Sheet Derivatives:  Derivatives include “off-balance-sheet” financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  Through our acquisition of F&M Bank in 2007, we became a party to approximately $23 million ($19 million as of December 31, 2011) in notional amounts of interest rate swaps.  These swaps serve as hedges to an equal amount of fixed-rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  In addition, in 2011 we began actively marketing interest rate swaps to certain loan customers in connection with longer-term floating rate loans, allowing them to effectively fix their loan interest rates.  These customer swaps are matched with third party swaps with qualified broker/dealers or banks to offset the risk.  As of December 31, 2011, we had $49 million in notional amounts of these customer interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps and, where appropriate, the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the hedged loans if appropriate.  Also, as a part of mortgage banking activities, we issue “rate lock” commitments to borrowers and obtain offsetting “best efforts” delivery commitments from purchasers of loans.  While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such.  Accordingly, on December 31, 2011, we recorded an asset of $617,000 and a liability of $617,000, representing the estimated market value of those commitments.  On December 31, 2011, we had no other investment related off-balance-sheet derivatives.

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

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns.  At December 31, 2011, we had $3.5 billion of deposits, including $2.2 billion of transaction and savings accounts and $1.3 billion in time deposits.  For additional information concerning our deposit accounts, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2011 and 2010—Deposit Accounts.”  See also Table 11 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 12, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2011.  In addition, see Note 9 of the Notes to the Consolidated Financial Statements.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB-Seattle serves as our primary borrowing source, although in recent years we have significantly reduced our use of FHLB advances.  The FHLB-Seattle provides credit for member financial institutions such as Banner Bank and Islanders Bank.  As members, the Banks are required to own capital stock in the FHLB-Seattle and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities provided certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements.  At December 31, 2011, we had $11 million of borrowings from the FHLB-Seattle.  At that date, Banner Bank had been authorized by the FHLB-Seattle to borrow up to $830 million under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $25 million under a similar agreement.  More recently, the Federal Reserve Bank has also served as an important source of borrowings.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle.  At December 31, 2011, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $524 million from the Federal Reserve Bank, although at that date we had no funds borrowed under this arrangement.  Although eligible to participate, Islanders Bank has not applied for approval to borrow from the Federal Reserve Bank.  For additional information concerning our borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2011 and 2010—Borrowings,” Table 14 contained therein, and Notes 10 and 11 of the Notes to the Consolidated Financial Statements.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with cash management services provided to our larger deposit customers.  At December 31, 2011, we had issued retail repurchase agreements totaling $102 million, which were secured by a pledge of certain U.S. Government and agency notes and mortgage-backed securities with a market value of $142 million.

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

We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers.  During the three years ended December 31, 2011, we did not have any wholesale repurchase borrowings.

We have also issued $120 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS).  The TPS were issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and were sold in private offerings to pooled investment vehicles.  The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition; however, at December 31, 2011, all of the $50 million fair value of the debentures qualifies as Tier 1 capital for regulatory capital purposes.  We have invested a significant portion of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank.  For additional information about deposits and other sources of funds, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Notes 9, 10, 11 and 12 of the Notes to the Consolidated Financial Statements.

Personnel

As of December 31, 2011, we had 1,022 full-time and 89 part-time employees.  Banner Corporation has no employees except for those who are also employees of Banner Bank, its subsidiaries, and Islanders Bank.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Taxation
Federal Taxation

General:  For tax reporting purposes, we report our income on a calendar year basis using the accrual method of accounting on a consolidated basis.  We are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts.  Reference is made to Note 13 of the Notes to the Consolidated Financial Statements of this Form 10-K for additional information concerning the income taxes payable by us.

State Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the rate of 1.80% of gross receipts.  For many years, this rate had been 1.50%.  However, on April 12, 2010, the Washington State Legislature passed a law that temporarily increased this rate to 1.80%.  This new higher rate will be in effect for the period May 1, 2010 through June 30, 2013.  Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to this tax.  Our B&O tax expense was $2.2 million, $2.3 million, and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax.  Our operations in those states resulted in corporate income taxes of approximately $30,000, $60,000, and $21,000 (net of federal tax benefit) for the years ended December 31, 2011, 2010 and 2009, respectively.  As our operations in these states increase, the state income tax provision will have an increasing effect on our effective tax rate and results of operations.

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

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III, and IV present progressively greater risks to the DIF.  A range of initial base assessment rates apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution.  The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. We prepaid $31.6 million in FDIC assessments during the fourth quarter of 2009 and the balance of the prepaid assessment was $15.8 million at December 31, 2011.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.  In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980’s.  For the quarterly period ended December 31, 2011, the Financing Corporation assessment equaled 0.680 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For 2011, the Banks incurred $280,000 in FICO assessments.

Under the Dodd-Frank Act, beginning on January 1, 2011, all non-interest-bearing transaction accounts and interest on lawyers trust accounts (“IOLTA”) qualify for unlimited deposit insurance by the FDIC through December 31, 2012.  NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program (TAGP), are no longer eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010.  NOW accounts, along with all other deposits maintained at the Banks, are now insured by the FDIC up to $250,000 per account owner.

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

At December 31, 2011, both Banner Bank and Islanders Bank were categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information, see Note 18 of the Notes to Consolidated Financial Statements.

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

Capital Requirements: Federally insured financial institutions, such as Banner Bank and Islanders Bank, are required to maintain a minimum level of regulatory capital.  FDIC regulations recognize two types, or tiers, of capital:  core (Tier 1) capital and supplementary (Tier 2) capital.  Tier 1 capital generally includes common stockholders’ equity and qualifying noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is recognized up  to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock, certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years), and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital for risk-based capital purposes is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 3% to 4% of total assets.  At December 31, 2011, Banner Bank and Islanders Bank had Tier 1 leverage capital ratios of 11.71% and 12.08%, respectively.  The FDIC retains the right to require an institution to maintain a higher capital level based on an institution’s particular risk profile.  Under the Bank MOU, we are required to maintain Banner Bank’s leverage ratio at a minimum of 10%.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect the bank’s financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks.  At December 31, 2011, Banner Bank and Islanders Bank had Tier 1 risk-based capital ratios of 14.54% and 14.81%, respectively, and total risk-based capital ratios of 15.81% and 16.06%, respectively.

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

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to the Company and the Banks.  In addition, on September 12, 2010, the Basel Committee on Banking Supervision adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis.  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Banks.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.
•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.
•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.
•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.
•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.
•
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.  The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

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

The American Recovery and Reinvestment Act of 2009 (ARRA):  On February 17, 2009, President Obama signed ARRA into law.  The ARRA amends the provisions of the EESA that are applicable to TARP recipients, such as Banner Corporation.  Accordingly, Banner Corporation is now subject to additional limitations on executive compensation, including a provision for recovery of bonus, retention awards, or incentive compensation paid based on earnings, revenue, gains or other criteria later found to be materially inaccurate, a prohibition on making golden parachute payments (including payments on account of termination of employment), a prohibition on paying or accruing any bonus, retention award or incentive compensation (except for certain grants of long-term restricted stock), and providing tax gross-ups.  These restrictions and prohibitions apply to various Banner Corporation officers, since Banner Corporation is a participant in TARP CPP.    For additional information regarding the TARP CPP, see Item 1A, Risk Factors—“Because of our participation in the TARP Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.”

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

For the TAGP, eligible entities were FDIC-insured institutions. Under the TAGP, the FDIC provided unlimited deposit insurance coverage for non-interest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into non-interest-bearing savings accounts.  Other NOW accounts and money market deposit accounts were not covered.  On September 27, 2010, the FDIC announced that it would not continue the TAGP beyond December 31, 2010.  As previously indicated, however, under the Dodd-Frank Act and the FDIC rules, separate temporary coverage for non-interest-bearing transaction accounts and IOLTA accounts became effective on December 31, 2010, terminating on December 31, 2012, so that all funds held in such accounts are fully insured, without limit.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010:  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, has or will:

•
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.  Smaller financial institutions, including the Banks, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•
Require the federal banking regulators to promulgate new capital regulations and seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.
•
Made permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•
Effective July 21, 2011, repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Required all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Banner Corporation and the financial services industry more generally.  The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses.  Provisions in the legislation that require revisions to the capital requirements of Banner Corporation and the Banks could require Banner Corporation and the Banks to seek additional sources of capital in the future.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2011, Banner Bank’s and Islanders Bank’s aggregate loans for construction, land development and land loans were 85% and 50% of total capital, respectively.  In addition, at December 31, 2011 Banner Bank’s and Islanders Bank’s loans on commercial real estate were 226% and 247% of total capital, respectively.  As part of the Bank MOU, Banner Bank was required to develop and implement a plan to reduce its commercial real estate concentration.  Banner Bank has reduced its commercial real estate concentration from 303% at March 31, 2010 to 226% at December 31, 2011.

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

Federal Reserve System:  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or nonpersonal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank.  At December 31, 2011, the Banks’ deposits with the Federal Reserve Bank and vault cash exceeded their reserve requirements.

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

Sarbanes-Oxley Act of 2002:  The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with several accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies, such as Banner Corporation, that file or are required to file periodic reports with the Securities and Exchange Commission (SEC), under the Exchange Act.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General.  Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

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

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Banks, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.  The guidelines require that a company’s total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.  As of December 31, 2011, Banner Corporation’s total risk-based capital was 18.07% of risk-weighted assets and its Tier 1 (core) capital was 16.80% of risk-weighted assets.  The Dodd-Frank Act requires new capital regulations to be adopted in final form 18 months after the July 21, 2010 enactment date of the Dodd-Frank Act.  Many of the Dodd-Frank Act’s implementing rules and regulations have been delayed and proposed capital regulations were issued by the Federal Reserve in December 2011, which are subject to a comment period ending in March 2012.

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.  The Company has been informed that it may not repurchase its common stock without the prior written non-objection of the Federal Reserve Bank.  We did not repurchase any shares of common stock during the 2011 fiscal year.

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2011:

Name	Age	Position with Banner Corporation	Position with Banner Bank

Mark J. Grescovich	47	President, Chief Executive Officer,	President, Chief Executive Officer,
		Director	Director

Lloyd W. Baker	63	Executive Vice President,	Executive Vice President,
		Chief Financial Officer	Chief Financial Officer

Cynthia D. Purcell	54		Executive Vice President,
			Retail Banking and Administration

Richard B. Barton	68		Executive Vice President,
			Chief Lending Officer

Paul E. Folz	57		Executive Vice President,
			Commercial Banking

Steven W. Rust	64		Executive Vice President,
			Chief Information Officer

Douglas M. Bennett	59		Executive Vice President,
			Real Estate Lending Operations

Tyrone J. Bliss	54		Executive Vice President,
			Risk Management and Compliance Officer

Gary W. Wagers	51		Executive Vice President
			Retail Products and Services

John T. Wagner	61		Executive Vice President
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

Lloyd W. Baker joined First Savings Bank of Washington (now Banner Bank) in 1995 as Asset/Liability Manager, has been a member of the executive management committee since 1998 and has served as the Chief Financial Officer of Banner Corporation and Banner Bank since 2000.  His banking career began in 1972.

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

Paul E. Folz joined Banner Bank in 2002.  Mr. Folz has 32 years of commercial lending experience and, prior to joining Banner, served as Washington Mutual’s Senior Vice President in charge of commercial banking operations in the State of Oregon.  Mr. Folz is responsible for Commercial Banking.

Steven W. Rust joined Banner Bank in October 2005.  Mr. Rust has over 33 years of relevant industry experience prior to joining Banner Bank and was founder and President of InfoSoft Technology, through which he worked for nine years as a technology consultant and interim Chief Information Officer for banks and insurance companies.  He worked 19 years with US Bank/West One Bancorp as Senior Vice President & Manager of Information Systems.

Douglas M. Bennett, who joined First Federal Savings and Loan (now Banner Bank) in 1974, has over 35 years of experience in real estate lending.  He has served as a member of Banner Bank’s executive management committee since 2004.

Tyrone J. Bliss joined Banner Bank in 2002.  Mr. Bliss is a Certified Regulatory Compliance Manager with more than 32 years of commercial banking experience.  Prior to joining Banner Bank, his career included senior risk management and compliance positions with Bank of America’s Consumer Finance Group, Barnett Banks, Inc., and Florida-based community banks.

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

John T. Wagner began his banking career in 1972 with Norwest Bank. He worked for Seafirst Bank and Bank of America from 1977 to 2003, concluding his career there as Market President for Eastern Washington and Idaho. He joined F&M Bank in October, 2003 as President and Chief Operating Officer. Currently, Mr. Wagner serves as Executive Vice President at Banner Bank.  He is a graduate of the University of Montana with a bachelor’s degree in Finance.  He is a 1986 graduate of the Pacific Coast Banking School and has completed the Executive Management Program at Duke University.

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

Item 1A – Risk Factors

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, liquidity and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.  This report is qualified in its entirety by these risk factors.

Risks Associated with Our Business

Our business may continue to be adversely affected by downturns in the national economy and the regional economies on which we depend.

Our operations are significantly affected by national and regional economic conditions.  Weakness in the national economy or the economies of the markets in which we operate could have a material adverse effect on our financial condition, results of operations and prospects.  Substantially all of our loans are to businesses and individuals in the states of Washington, Oregon and Idaho.  All of our branches and most of our deposit customers are also located in these three states.  Beginning in 2008, Washington, Oregon and Idaho have experienced significant home price declines, increased foreclosures and high unemployment rates, and each state continues to face fiscal challenges, which may have adverse long term effects on economic conditions.  As a result of the high concentration of our customer base in the Puget Sound area of Washington State, the deterioration of businesses in the Puget Sound area, or one or more businesses with a large employee base in that area, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.  In addition, weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade.

A further deterioration in economic conditions or a prolonged delay in economic recovery in the market areas we serve, in particular the Puget Sound area of Washington State, the Portland, Oregon metropolitan area, Boise, Idaho and the agricultural regions of the Columbia Basin, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;
•	loan delinquencies, problem assets and foreclosures may increase;
•	collateral for loans, especially real estate, may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and
•	the amount of our low-cost or non-interest-bearing deposits may decrease.

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

We originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, consumer loans, agricultural mortgage loans and agricultural loans primarily within our market areas.  We had approximately $2.65 billion outstanding in these types of higher risk loans at December 31, 2011 compared to approximately $2.72 billion at December 31, 2010.  These loans typically present different risks to us for a number of reasons, including those discussed below:

•
Construction and Land Loans. At December 31, 2011, construction and land loans were $319 million or 10% of our total loan portfolio.  This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  While our origination of these types of loans has decreased significantly in the last four years, we continue to have significant levels of construction and land loan balances.  Most of our construction loans are for the construction of single family residences.  Reflecting the current slowdown in the residential market, the secondary market for construction and land loans is not readily liquid, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans.  If we foreclose on a construction or land loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral. The decline in the number of potential purchasers has contributed to the decline in the value of these loans. Accordingly, charge-offs on construction and land loans may be larger than those incurred by other segments of our loan portfolio. At December 31, 2011, construction and land loans that were non-performing were $28 million or 37% of our total non-performing loans.

•
Commercial and Multifamily Real Estate Loans.  At December 31, 2011, commercial and multifamily real estate loans were $1.231 billion or 37% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans.  Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  This risk is exacerbated in the current economic environment.  At December 31, 2011, commercial and multifamily real estate loans that were non-performing were $10 million or 13% of our total non-performing loans.

•
Commercial Business Loans.  At December 31, 2011, commercial business loans were $601 million or 18% of our total loan portfolio. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2011, commercial business loans that were non-performing were $13 million or 18% of our total non-performing loans.

•
Agricultural Loans.  At December 31, 2011, agricultural loans were $218 million or 7% of our total loan portfolio.  Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers.  These factors include weather, commodity prices, and interest rates among others.  Collateral securing these loans may be difficult to evaluate, manage or liquidate and may not provide an adequate source of repayment.  At December 31, 2011, agricultural loans that were non-performing were $2 million or 3% of our total non-performing loans.

•
Consumer Loans.  At December 31, 2011, consumer loans were $284 million or 9% of our total loan portfolio.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  At December 31, 2011, consumer loans that were non-performing were $3 million, or 4% of our total non-performing loans.

If our allowance for loan losses is not adequate, we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our financial condition, liquidity and results of operations.

For the year ended December 31, 2011, we recorded a provision for loan losses of $35.0 million, compared to $70.0 million for the year ended December 31, 2010.  We also recorded net loan charge-offs of $49.5 million for the year ended December 31, 2011, compared to $67.9 million for the year ended December 31, 2010.  Despite the decrease from the prior year, we are still experiencing elevated levels of loan delinquencies and credit losses by historical standards.  Slow sales and excess inventory in most housing markets, along with declines in property values, have been the primary cause of the elevated levels of delinquencies and foreclosures for residential construction and land development loans, which, including related real estate owned, represent 46% of our non-performing assets at December 31, 2011.  At December 31, 2011, our total non-performing assets had decreased to $118.9 million compared to $254.3 million at December 31, 2010.  Further, our portfolio is concentrated in construction and land loans, commercial business and commercial real estate loans, all of which generally have a higher risk of loss than residential mortgage loans.  If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if weak economic conditions in our market areas persist, we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio which would cause our results of operations, liquidity and financial condition to be adversely affected.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment.  This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;
•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;
•	the duration of the loan;
•	the character and creditworthiness of a particular borrower; and
•	changes in economic and industry conditions.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes.  If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 2.52% of total loans outstanding and 110% of non-performing loans at December 31, 2011.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2011 and 2010, our non-performing assets (which consist of nonaccruing loans, accruing loans 90 days or more past due, non-performing investment securities, and other real estate owned) were $119 million and $254 million, respectively, or 2.79% and 5.77% of total assets, respectively.  Our non-performing assets adversely affect our net income in various ways:

•	We do not record interest income on nonaccrual loans, non-performing investment securities, or real estate owned.
•	We must provide for probable loan losses through a current period charge to the provision for loan losses.
•
Non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values or recognize other-than-temporary impairment on non-performing investment securities.

•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our other real estate owned.
•	The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition, liquidity and results of operations.

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

Under the FRB MOU, we also agreed to take any required action to ensure compliance by Banner Bank with the Bank MOU and to submit to the Federal Reserve Bank of San Francisco for review and approval a plan to maintain minimum levels of capital at Banner Bank, as well as cash flow projections for Banner Corporation through 2011 and annually thereafter.  We are also limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments.  Under the FRB MOU, the Company is required to provide the Federal Reserve Bank of San Francisco with quarterly progress reports regarding its compliance with the provisions of the FRB MOU and Banner Corporation financial statements.

At December 31, 2011, Banner Corporation and the Banks each exceeded all current regulatory capital requirements including the requirements included in both the Bank MOU and FRB MOU.  (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding regulatory capital requirements for Banner and the Banks).

The Bank MOU and the FRB MOU will remain in effect until stayed, modified, terminated or suspended by the FDIC and the DFI or the Federal Reserve Bank of San Francisco, as the case may be.  If either Banner Corporation or Banner Bank were found not in compliance with its respective MOU, it could be subject to various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and/or directors, and to assess civil monetary penalties.  Management of Banner Corporation and Banner Bank have been taking action and implementing programs to comply with the requirements of the FRB MOU and the Bank MOU, respectively.  Although compliance will be determined by the FDIC, DFI and the Federal Reserve Bank of San Francisco, management believes that Banner Corporation and Banner Bank have complied and will continue to comply in all material respects with the provisions of each respective MOU.  Any of these regulators may determine in their sole discretion that the matters covered by the FRB MOU or the Bank MOU have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions.  Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, pay dividends on our common stock or the value of our common stock, as well as our financial condition, liquidity and results of operations.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.  In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.  See “We are required to comply with the terms of memoranda of understanding that we have entered into with the FDIC and DFI and the Federal Reserve and lack of compliance could result in additional regulatory actions.”

We may have continuing losses and significant variation in our quarterly results.

We reported a net loss of $2.4 million available to common shareholders during the year ended December 31, 2011 compared to a net loss of $69.7 million during the year ended December 31, 2010.  While significantly improved from last year, our operating results for the year ended December 31, 2011 continued to reflect our high, although declining, levels of delinquencies, non-performing loans, net of charge-offs and charges related to foreclosed real estate.  In addition, several other factors affecting our business can cause significant variations in our quarterly results of operations.  In particular, variations in the volume of our loan originations and sales, the differences between our cost of funds and the average interest rate earned on investments, special FDIC insurance charges, significant changes in real estate valuations and the fair valuation of our junior subordinated debentures or our investment securities portfolio could have a material adverse effect on our results of operations, financial condition and liquidity.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as real estate owned (REO) and at certain other times during the assets holding period.  Our net book value (NBV) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value).  A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, or if property values decline, the fair value of the investments in real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs.  Significant charge-offs to our investments in real estate could have a material adverse effect on our financial condition, liquidity and results of operations.

In addition, bank regulators periodically review our REO and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by the bank regulators, may have a material adverse effect on our financial condition, liquidity and results of operations.

The value of securities in our investment securities portfolio may be negatively affected by disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become increasingly volatile in recent years.  These market conditions have affected and may further detrimentally affect the value of these securities, such as through reduced valuations because of the perception of heightened credit and liquidity risks.  There can be no assurance that the declines in market value associated with this volatility will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Decreased volumes and lower gains on sales of mortgage loans could adversely impact our non-interest income.

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

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 60% of our loan portfolio was comprised of adjustable or floating-rate oans at December 31, 2011, and approximately $1.5 billion, or 73%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.   At December 31, 2011, the weighted average floor interest rate of these loans was 5.40%.  At that date, approximately $1.2 billion, or 84%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, could have an adverse effect on our results of operations as a result of substantially reduced asset yields.  Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Further deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses on our investment in Federal Home Loan Bank stock.

At December 31, 2011, we owned $37.4 million of stock of the Federal Home Loan Bank of Seattle, or FHLB.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  Our FHLB stock has a par value of $100, is carried at cost, and is subject to recoverability testing.  The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  As a result, the FHLB has not paid a dividend since the fourth quarter of 2008.  In August 2009, under the FHFA's prompt corrective action regulations, the FHLB received a capital classification of "undercapitalized" and has subsequently remained so classified, due to, among other things, risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of its private-label mortgage-backed securities and the amount of accumulated unrealized losses stemming from that deterioration, and the amount of its retained earnings.  On October 25, 2010, the FHLB entered into a Consent Order with the FHFA.  The Consent Order required, among other matters, the FHLB meet and maintains certain minimum financial requirements.  The FHLB has communicated that with the exception of a retained earnings requirement, it is in compliance with the minimum financial requirements and has continued taking the specified actions and is working toward meeting the agreed-upon milestones and timelines for completing capital management, asset composition, and other operational and risk management improvements as indicated in the Consent Order.  As a result, we have not recorded an impairment on our investment in FHLB stock.  However, further deterioration in the FHLB’s financial position may result in future impairment in the value of those securities.  We will continue to monitor the financial condition of the FHLB and its compliance with the Consent Order as it relates to, among other things, the recoverability of our investment.

The Dodd-Frank Wall Street Reform and Consumer Protection Act will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) has had a significant impact on the bank regulatory structure for financial institutions, as well as the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  Much of the impact of the Dodd-Frank Act still remains to be seen in the coming months or years, as the effective dates of the many implementing regulations of the Dodd-Frank Act are gradually phased in.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months after the date of enactment of the Dodd-Frank Act.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered and its currently outstanding TARP preferred securities will continue to qualify as Tier 1 capital.  In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on Banner.  For example, effective July 21, 2011, a federal prohibition on the payment of interest on demand deposits was eliminated, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

In addition, the Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Financial institutions, such as the Banks with $10 billion or less in assets, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

As the Company and Banks continue to monitor developments under the Dodd-Frank Act and to assess the ultimate impact of the legislation and yet to be written implementing rules and regulations on community banks, at a minimum we expect to experience an increase in our operating and compliance costs.  Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio.  The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The FDIC has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has set 2.0 as the DRR.

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

Our financial performance and profitability depend on our ability to manage past and possible future growth.  Future acquisitions and growth may present operating, integration and other issues that could have a material adverse effect on our business, financial condition, liquidity or results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business and the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels.  An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington, Oregon or Idaho markets in which our loans are concentrated, negative operating results or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued uncertainty in credit markets.  In particular, our liquidity position could be significantly constrained if we are unable to access funds from the Federal Home Loan Bank of Seattle, the Federal Reserve Bank of San Francisco or other wholesale funding sources or if adequate financing is not available at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs.  In this case, our results of operations and financial condition would be negatively affected. In addition, changes in recent years in the collateralization requirements and other provisions of the Washington and Oregon public funds deposit programs have changed the economic benefit associated with accepting public funds deposits, which may affect our need to utilize alternative sources of liquidity.

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

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Further, regulatory changes to the rules for overdraft fees for debit transactions and interchange fees have the potential to reduce our fee income which would result in a reduction of our non-interest income.  Our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Our litigation-related costs might continue to increase.

The Banks are subject to a variety of legal proceedings that have arisen in the ordinary course of the Banks’ business.  In the current economic environment, the Banks’ involvement in litigation has increased significantly, primarily as a result of defaulted borrowers asserting claims to defeat or delay foreclosure proceedings.  There can be no assurance that our loan workout and other activities will not expose us to additional legal actions, including lender liability or environmental claims.  The Banks believe that they have meritorious defenses in legal actions where they have been named as defendants and are vigorously defending these suits.  Although management, based on discussion with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition, liquidity or operations of the Banks, there can be no assurance that a resolution of any pending or future legal matter will not result in significant liability to the Banks nor have a material adverse impact on their financial condition, liquidity and results of operations or the Banks’ ability to meet applicable regulatory requirements.  Moreover, the expenses of any legal proceedings will adversely affect the Banks’ results of operations until they are resolved.

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

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

We operate in a highly competitive industry and market areas.

The Banks face substantial competition in all phases of their operations from a variety of different competitors.  Our future growth and success will depend on our ability to compete effectively in this highly competitive environment.  To date, the Banks have been competitive by focusing on their business lines in their market areas and emphasizing the high level of service and responsiveness desired by their customers.  We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies.  Many of our competitors offer products and services which we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business.  In addition, larger competitors may be able to price loans and deposits more aggressively than the Banks do, and newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are in order to obtain a share of the market.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks.  As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services.

Our ability to compete successfully depends on a number of factors including the following:

•	the ability to develop, maintain and build upon long-term customer relationships based on top-quality service, high ethical standards and safe, sound assets;
•	the ability to expand our market position;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition, liquidity and results of operations.

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

As of December 31, 2011, we had outstanding $123.7 million aggregate principal amount ($49.9 million at fair value) of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts.  We have also guaranteed these trust preferred securities.  There are currently six separate series of these junior subordinated debentures outstanding, each series having been issued under a separate indenture and with a separate guarantee.  Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under such indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under such indenture;

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

Events of default under the indenture generally consist of our failure to pay interest on the junior subordinated debt securities under certain circumstances, our failure to pay any principal of or premium on such junior subordinated debt securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or the Banks.  As a result of these provisions, if we were to elect to defer payments of interest on any series of junior subordinated debentures, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on our capital stock, from repurchasing or otherwise acquiring any such capital stock, and from making any payments to holders of capital stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our capital stock.   Moreover, without notice to or consent from the holders of our capital stock, we may issue additional series of junior subordinated debentures in the future with terms similar to those of our existing junior subordinated debentures or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

Also, Banner Corporation may not pay interest on the junior subordinated debentures without the prior written non-objection of the Federal Reserve.  There can be no assurance that the Federal Reserve will continue to allow us to make payments on our junior subordinated debentures.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2011, we have 89 branch offices located in Washington, Oregon and Idaho.  Three of those 89 are Islanders Bank branches and 86 are Banner Bank branches.  Sixty-four branches are located in Washington, sixteen in Oregon and nine in Idaho.  Of those offices, approximately half are owned and the other half are leased facilities.  We also have seven leased locations for loan production offices spread throughout the same three-state area.  The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from one to 25 years.  Administrative support offices are primarily in Washington, where we have eight facilities, of which we own four and lease four.  Additionally, we have one leased administrative support office in Idaho and own one located in Oregon.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2011 totaled 1,384 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.  The following tables show the reported high and low sale prices of our common stock for the periods presented, adjusted for the 1-for-7 reverse stock split of June 2011, as well as the cash dividends declared per share of common stock for each of those periods.

Year Ended December 31, 2011	High	Low	Cash Dividend Declared
First quarter	$18.48	$14.00	$0.07
Second quarter	20.23	15.56	0.01
Third quarter	19.25	12.37	0.01
Fourth quarter	18.45	11.67	0.01

Year Ended December 31, 2010	High	Low	Cash Dividend Declared
First quarter	$28.00	$17.57	$0.07
Second quarter	57.05	13.37	0.07
Third quarter	18.13	13.44	0.07
Fourth quarter	16.52	10.92	0.07

The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors and is subject to the discretion of our board of directors.  After consideration of these factors, beginning in the third quarter of 2008, we reduced our dividend payout to preserve our capital and further reduced our dividend in the first quarter of 2009.  Our aggregate dividend payments were also reduced by our one-for-seven reverse stock split effective June 1, 2011.  There can be no assurance that we will pay dividends on our common stock in the future.

Under the FRB MOU, we may not declare or pay any dividends on common or preferred stock or pay interest or principal on the balance of our junior subordinated debentures without the Federal Reserve Bank’s prior written non-objection.

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

In addition to the legal and regulatory restrictions described above, certain contractual provisions limit our ability to pay dividends on our common stock.  Under the securities purchase agreement between us and the Treasury, pursuant to which we issued our Series A Preferred Stock and Warrant as part of the TARP Capital Purchase Program, prior to November 21, 2011 we could not, without the consent of the Treasury, (a) pay a quarterly cash dividend on our common stock of more than $0.35 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock, other than the Series A Preferred Stock, or any trust preferred securities then outstanding.  In addition, under the terms of the Series A Preferred Stock, we may not pay dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.  Dividends on the Series A Preferred Stock are payable quarterly at a rate of 5% per annum for the first five years and a rate of 9% per annum thereafter if not redeemed prior to that time.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during 2011.

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

Total Return Performance
125
100
75
50
25
0
Index Value
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Banner Corporation
NASDAQ Composite
SNL Bank $1B-$5B
SNL Bank NASDAQ

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Banner Corporation	100.00	66.26	22.58	6.49	5.71	6.09
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77
SNL Bank NASDAQ	100.00	78.51	57.02	46.25	54.57	48.42

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2006 and that all dividends were reinvested.  Information for the graph was provided by SNL Financial L.C. © 2012.

Item 6 – Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of December 31, 2011, 2010, 2009, 2008, and 2007 and for the years then ended have been derived from our audited consolidated financial statements.  Certain information for prior years has been restated in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 108 which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	December 31
(In thousands)	2011	2010	2009	2008	2007

Total assets	$4,257,312	$4,406,082	$4,722,221	$4,584,368	$4,492,658
Loans receivable, net	3,213,426	3,305,716	3,694,852	3,886,211	3,763,790
Cash and securities (1)	754,396	729,345	640,657	419,718	354,809
Deposits	3,475,654	3,591,198	3,865,550	3,778,850	3,620,593
Borrowings	212,649	267,761	414,315	318,421	372,039
Common stockholders’ equity	411,748	392,472	287,721	317,433	437,846
Total stockholders’ equity	532,450	511,472	405,128	433,348	437,846

Shares outstanding	17,553	16,165	3,077	2,450	2,323
Shares outstanding excluding unearned, restricted shares held in ESOP	17,519	16,130	3,042	2,416	2,289
OPERATING DATA:
	For the Years Ended December 31
(In thousands)	2011	2010	2009	2008	2007

Interest income	$197,563	$218,082	$237,370	$273,158	$295,497
Interest expense	32,992	60,312	92,797	125,345	145,690
Net interest income before provision for loan losses	164,571	157,770	144,573	147,813	149,807
Provision for loan losses	35,000	70,000	109,000	62,500	5,900
Net interest income	129,571	87,770	35,573	85,313	143,907

Deposit fees and other service charges	22,962	22,009	21,394	21,540	16,573
Mortgage banking operations	5,154	6,370	8,893	6,045	6,270
Other-than-temporary impairment losses	3,000	(4,231)	(1,511)	--	--
Net change in valuation of financial instruments
carried at fair value	(624)	1,747	12,529	9,156	11,574
Other operating income	3,498	3,253	2,385	2,888	3,978

REO operations	22,262	26,025	7,147	2,283	189
Goodwill write-off	--	--	--	121,121	--
Other operating expenses	135,842	134,776	134,933	136,616	127,300

Income (loss) before provision for income tax expense (benefit)	5,457	(43,883)	(62,817)	(135,078)	54,813
Provision for income tax expense (benefit)	--	18,013	(27,053)	(7,085)	17,890

Net income (loss)	$5,457	$(61,896)	$(35,764)	$(127,993)	$36,923

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2011		2010	2009	2008	2007
Net income (loss):
Basic	$(0.15)		$(7.21)	$(16.31)	$(55.58)	$17.71
Diluted	(0.15)		(7.21)	(16.31)	(55.58)	17.43
Common stockholders’ equity per share (2)(9)	23.50		24.33	94.58	131.39	191.24
Common stockholders’ tangible equity per share (2)(9)	23.14		23.80	90.94	125.71	131.11
Cash dividends	0.10		0.28	0.28	3.50	5.39
Dividend payout ratio (basic)	(66.67	) %	(3.88)%	(1.72)%	(6.30)%	30.43%
Dividend payout ratio (diluted)	(66.67	) %	(3.88)%	(1.72)%	(6.30)%	30.92%

OTHER DATA:
	December 31
	2011	2010	2009	2008	2007

Full time equivalent employees	1,078	1,060	1,060	1,095	1,139
Number of branches	89	89	89	86	84

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2011	2010	2009	2008		2007
Performance Ratios:
Return on average assets (3)	0.13%	(1.36)%	(0.78)%	(2.78	) %	0.91%
Return on average common equity (4)	1.37	(17.19)	(11.69)	(30.90)		10.07
Average common equity to average assets	9.31	7.90	6.71	8.99		9.06
Interest rate spread (5)	3.99	3.61	3.23	3.36		3.86
Net interest margin (6)	4.05	3.67	3.33	3.45		4.00
Non-interest income to average assets	0.79	0.64	0.96	0.86		0.95
Non-interest expense to average assets	3.69	3.53	3.12	5.65		3.15
Efficiency ratio (7)	79.62	86.03	75.47	138.72		67.74
Average interest-earning assets to interest- bearing liabilities	106.9	104.32	104.55	103.21		103.52

Selected Financial Ratios:
Allowance for loan losses as a percent of total loans at end of period	2.52	2.86	2.51	1.90		1.20
Net charge-offs as a percent of average outstanding loans during the period	1.50	1.88	2.28	0.84		0.08
Non-performing assets as a percent of total assets	2.79	5.77	6.27	4.56		0.99
Allowance for loan losses as a percent of non-performing loans (8)	110.09	64.30	44.55	40.14		108.13
Common stockholders’ tangible equity to tangible assets (9)	9.54	8.73	5.87	6.64		6.89

Consolidated Capital Ratios:
Total capital to risk-weighted assets	18.07	16.92	12.73	13.11		11.72
Tier 1 capital to risk-weighted assets	16.80	15.65	11.47	11.86		10.58
Tier 1 leverage capital to average assets	13.44	12.24	9.62	10.32		10.04

(1)	Includes securities available-for-sale and held-to-maturity.
(2)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP and adjusted for 1-for-7 reverse stock split.
(3)	Net income divided by average assets.
(4)	Net income divided by average common equity.
(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.
(7)	Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).
(8)	Non-performing loans consist of nonaccrual and 90 days past due loans.
(9)
Common stockholders’ tangible equity per share and the ratio of tangible common stockholders’ equity to tangible assets are non-GAAP financial measures.  We calculate tangible common equity by excluding the balance of goodwill, other intangible assets and preferred equity from stockholders’ equity.  We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets.  We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios.  In addition, excluding preferred equity, the level of which may vary from company to company, allows investors to more easily compare our capital adequacy to other companies in the industry that also use this measure.  Management believes that these non-GAAP financial measures provide information to investors that is useful in understanding the basis of our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP.  Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures as calculated by other companies.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements of this Form 10-K.

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2011, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  As of December 31, 2011, we had total consolidated assets of $4.3 billion, total loans of $3.3 billion, total deposits of $3.5 billion and total stockholders’ equity of $532 million.

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

While Banner Corporation experienced marked improvement in 2011, including a return to profitability, weak economic conditions and ongoing strains in the financial and housing markets which accelerated during 2008 and generally continued through 2011 have created an unusually challenging environment.  This has been particularly evident in our need to provide for credit losses during this period at significantly higher levels than our historical experience and has also adversely affected our net interest income and other operating revenues and expenses.  As a result of these factors, for much of this period we have reported net operating losses.  However, reflecting substantially reduced credit costs and significant improvement in our net interest margin, in 2011 we returned to profitability.  For the year ended December 31, 2011, we had net income of $5.5 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss to common shareholders of $2.4 million, or ($0.15) per diluted share, compared to a net loss to common shareholders of $69.7 million, or ($7.21) per diluted share adjusted for the reverse stock split, for the year ended December 31, 2010.  Although there have been indications that economic conditions are improving, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward.  As a result, our future operating results and financial performance will be significantly affected by the course of recovery from the recent recessionary downturn.  However, over the past two years we have significantly improved our risk profile by aggressively managing and reducing our problem assets which we believe will lead to further improved operating results in future periods.

Our provision for loan losses was $35.0 million for the year ended December 31, 2011, compared to $70.0 million recorded in the prior year.  Despite the substantial decrease in 2011, the provision was significant in both years and reflects material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  From 2008 through 2011, higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while we are encouraged by the continuing reduction in our exposure to residential construction loans as well as the significant decrease in non-performing assets and the slowdown in the emergence of new problem assets, looking forward we anticipate our credit costs will remain elevated for a few more quarters.  (See Note 6 of the Notes to the Consolidated Financial Statements, as well as “Asset Quality” below.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased $6.8 million, or 4%, for the year ended December 31, 2011 to $164.6 million, which followed an increase of $13.2 million for the prior year, primarily as a result of an expansion of our net interest spread and net interest margin due to a lower cost of funds and a reduction in the adverse impact of non-performing assets.  The trend to lower funding costs and the resulting increase in the net interest margin was driven by rapidly declining interest expense on deposits and represents an important improvement in our core operating fundamentals.  The increase in net interest income occurred despite a modest decline in average earning assets in 2011, as we continued to make changes in our mix of assets and liabilities designed to reduce our risk profile and produce more sustainable earnings.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries.  (See Note 22 of the Notes to the Consolidated Financial Statements.)  For the year ended December 31, 2011, we recorded a net loss of $624,000 in fair value adjustments compared to a net gain of $1.7 million for the year ended December 31, 2010.  Also, for the year ended December 31, 2011, our net income included a $3.0 million recovery as the result of the full cash repayment on a security that had been written off as an OTTI charge in 2010.  By comparison, for the year ended December 31, 2010 we had net OTTI charges of $4.2 million.

Our other operating income for the year ended December 31, 2011 was $34.0 million, compared to $29.1 million for the year ended December 31, 2010.  Other operating income, excluding fair value and OTTI adjustments, was $31.6 million for the year ended December 31, 2011, essentially equal to the prior year.  Our total revenues (net interest income before the provision for loan losses plus other operating income) for

2011 were $198.6 million compared to $186.9 million for 2010.  Revenues, excluding fair value and OTTI adjustments, increased $6.8 million, or 4%, to $196.2 million for the year ended December 31, 2011, compared to $189.4 million for the year ended December 31, 2010.  This growth in core revenues was the result of the meaningful increase in our net interest income and deposit fees which was partially offset by reduced revenues from mortgage banking activities.  Our other operating expenses decreased to $158.1 million for the year ended December 31, 2011, compared to $160.8 million for the year ended December 31, 2010, largely as a result of decreased costs related to real estate owned and FDIC deposit insurance which were partially offset by increased compensation expenses.  While lower in 2011 than in 2010, both years’ expenses reflect significant costs associated with problem loan collection activities including professional services and valuation charges related to real estate owned, which should decline in future periods as a result of the continuing reduction in non-performing assets.  In addition, in 2010 we recorded a full valuation allowance for our net deferred tax assets, which resulted in an $18.0 million provision for income taxes for the year ended December 31, 2010, despite a pre-tax loss of $43.9 million.  By contrast, for the year ended December 31, 2011, we had pre-tax net income of $5.5 million, with the resulting provision for income taxes offset by an adjustment to the deferred tax asset valuation allowance.

As noted above, in the year ended December 31, 2011, our net income included a $624,000 net loss in the valuation of the selected financial assets and liabilities we record at fair value, as well as a $3.0 million recovery of a prior period OTTI charge.  By comparison, in the year ended December 31, 2010, our net loss included $4.2 million of net OTTI charges which were partially offset by $1.7 million of net fair value gains.  Revenues and other earnings information excluding the change in valuation of financial instruments carried at fair value and OTTI recoveries or losses represent non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP measures, see the tables below, as well as the discussion related to tangible common stockholders’ equity per share and the ratio of common stockholders’ tangible equity to tangible assets in footnote number 9 to the Key Financial Ratios tables on page 34.  These non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies.  See “Comparison of Results of Operations for the years ended December 31, 2011 and 2010” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	For the Years Ended December 31
	2011	2010	2009

Total other operating income	$33,990	$29,148	$43,690
Exclude other-than-temporary impairment losses (recoveries)	(3,000)	4,231	1,511
Exclude change in valuation of financial instruments carried at fair value	624	(1,747)	(12,529)

Total other operating income, excluding fair value adjustments and OTTI	$31,614	$31,632	$32,672

Net interest income before provision for loan losses	$164,571	$157,770	$144,573
Total other operating income	33,990	29,148	43,690
Total revenue	198,561	186,918	188,263

Exclude other-than-temporary impairment losses (recoveries)	(3,000)	4,231	1,511
Exclude change in valuation of financial instruments carried at fair value	624	(1,747)	(12,529)

Total revenue, excluding fair value adjustments and OTTI	$196,185	$189,402	$177,245

Net income (loss)	$5,457	$(61,896)	$(35,764)
Exclude other-than-temporary impairment losses	(3,000)	4,231	1,511
Exclude change in valuation of financial instruments carried at fair value	624	(1,747)	(12,529)
Exclude related tax expense	855	52	3,966

Total earnings (loss), excluding fair adjustments and OTTI, net of related tax effects	$3,936	$(59,360)	$(42,816)

	December 31
	2011	2010	2009

Stockholders’ equity	$532,450	$511,472	$405,128
Other intangible assets, net	6,331	8,609	11,070
Tangible equity	526,119	502,863	394,058

Preferred equity	120,702	119,000	117,407

Tangible common stockholders’ equity	$405,417	$383,863	$276,651

Total assets	$4,257,312	$4,406,082	$4,722,221
Other intangible assets, net	6,331	8,609	11,070

Tangible assets	$4,250,981	$4,397,473	$4,711,151

Tangible common stockholders’ equity to tangible assets	9.52%	8.73%	5.87%

We offer a wide range of loan products to meet the demands of our customers.  Our lending activities are primarily directed toward the origination of real estate and commercial loans.  Until recent periods, real estate lending activities were significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties; however, over the past four years our origination of construction and land development loans has declined materially and the proportion of the portfolio invested in these types of loans has declined substantially.  Our residential mortgage loan originations also decreased during this four-year cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases.  Despite modest demand, our residential mortgage loan portfolio has increased in amount and as a proportion of our total loan portfolio during this cycle, although residential mortgage loan balances have declined for each of the past two years.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans, including owner-occupied loans for our business customers as well as financing for investor-owned properties.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the recessionary economy, in recent periods demand for these types of commercial business loans has been modest and total outstanding balances have declined from peak levels at June 30, 2008; however, originations of commercial loans were substantially higher in 2011 than in the previous three years and outstanding balances increased modestly for the year.  Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as many consumers have been focused on reducing their personal debt.  At December 31, 2011, our net loan portfolio totaled $3.213 billion compared to $3.306 billion at December 31, 2010.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas.  Much of the focus of our branch expansion and marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.  For the two years ended December 31, 2011, our total deposit balances decreased largely as a result of our decision to significantly reduce our exposure to brokered deposits and other high cost certificates of deposit.  Over the same period we have had a meaningful increase of transaction and savings accounts (checking, savings and money market accounts) and related fees and payment processing revenues, as we have remained focused on growing these core deposits.  Total deposits at December 31, 2011 decreased $116 million to $3.476 billion, compared to $3.591 billion a year earlier.  However, over that period certificates of deposit decreased $307 million, while core deposits increased $191 million, with particularly strong growth in non-interest-bearing checking accounts.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2010.  For additional information concerning critical accounting policies, see Notes 1, 6, 13, 21 and 22 of the Notes to the Consolidated Financial Statements and the following:

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

Other Intangible Assets:  (Notes 1 and 21)  Other intangible assets consists primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Real Estate Held for Sale:  (Notes 1 and 7)  Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the carrying value of the defaulted loan.  Development and improvement costs relating to the property may be capitalized, while other holding costs are expensed.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

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

Accounting Standards Recently Adopted or Issued

Accounting Standards Issued But Not Yet Adopted

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The amendments remove the transferor’s ability criterion from the consideration of effective control for repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity.  The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The amendments in this Update should be applied retrospectively.  The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally the amendments require the consecutive presentation of the statement of net income and other comprehensive income and require the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  See also ASU No. 2011-12.  The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In December 2011, FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income  in ASU No. 2011-05.  This ASU was made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The amendments in this Update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 until this ASU becomes effective.

Accounting Standards Recently Adopted

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

Comparison of Financial Condition at December 31, 2011 and 2010

General. Total assets decreased $149 million, or 3%, to $4.257 billion at December 31, 2011, from $4.406 billion at December 31, 2010.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $92 million, or 3%, to $3.213 billion at December 31, 2011, from $3.306 billion at December 31, 2010.  The contraction in net loans was largely due to decreases of $93 million in all categories of construction and land and land development loans and $40 million in one- to four-family loans, which were partially offset by increases in commercial real estate and commercial and agricultural business loans as well as a decrease in the allowance for loan losses.  Further, the decrease in aggregate loan balances for the year reflects our continued efforts to reduce our exposure to certain weaker credits as we aggressively manage problem assets.  Importantly, the decrease in total assets also reflects a nearly $58 million decrease in real estate owned.  We continue to maintain a significant, although meaningfully decreased, investment in construction and land loans; however, new originations of these types of loans during the past four years has been restrained by unfavorable market conditions.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, transfers to REO and charge-offs, loans to finance the construction of one- to four-family residential real estate, which totaled $144 million at December 31, 2011, have decreased by $511 million, or 78%, since their peak quarter-end balance of $655 million at June 30, 2007.  In addition, land and land development loans (both residential and commercial) have decreased by $389 million, or 77%, compared to their peak quarter-end balances at March 31, 2008.  Given the current housing and economic environment, we anticipate that the aggregate total of construction and land loan balances will continue to decline for the foreseeable future, although the pace of decline will be more modest as originations of new construction loans likely will increase somewhat as inventories of completed homes have been reduced and the build out of existing development projects will be cautiously continued.  While demand for consumer loans remained weak and utilization of existing credit lines for consumer and commercial borrowers was low, our production of new commercial real estate and commercial and agricultural business loans was significantly increased in 2011 compared to recent years resulting in approximately $55 million of growth in the balances for these loan categories.

Securities increased to $622 million from $368 million at December 31, 2010; however, the aggregate total of securities and interest-bearing deposits was nearly unchanged at $692 million at December 31, 2011, compared to $690 million a year earlier.  The increase in the securities holdings reflects a modest extension of the expected duration of this aggregate total investment position designed to increase the yield relative to the rate paid on interest-bearing deposits.  During the years ended December 31, 2011 and 2010, net fair value adjustments for trading and available-for-sale securities had only a modest effect on their carrying values as the investment market experienced reduced volatility as compared to 2008 and 2009 when relatively large fair value adjustments were recorded.  At December 31, 2011, the fair value of our trading securities was $32 million less than their amortized cost.  The reduction reflected in the fair value of these securities compared to their amortized cost primarily was centered in single-issuer trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies, as well as a difference of $7 million in the value of Fannie Mae and Freddie Mac common and preferred equity securities, offset by small gains in all other trading securities.  (See Note 4 of the Notes to the Consolidated Financial Statements.)  Our available-for-sale portfolio grew significantly during the year, as purchases of primarily U.S. Government and agency obligations exceeded repayment, sales and  maturities by $266 million.  Periodically, we also acquire securities (primarily municipal bonds) which are designated as held-to-maturity and this portfolio increased by $3 million from the prior year-end balances.

REO decreased $58 million, to $43 million at December 31, 2011 compared to $101 million at December 31, 2010.  The December 31, 2011 total included $25 million in land or land development projects, $3 million in commercial real estate and $15 million in single-family homes and related residential construction.  During the year ended December 31, 2011, we transferred $53 million of loans into REO, capitalized additional investments of $4 million in acquired properties, disposed of approximately $99 million of properties and recognized $16 million of charges against current earnings for valuation adjustments or losses related to sold or currently owned properties.  Further declines in the value of residential real estate, including in particular building lots and land development projects for residential use, had a material adverse impact on the carrying value of REO and our results of operations for the year ended December 31, 2011. (See “Asset Quality” discussion below.)

Deposits decreased $115 million, or 3%, to $3.476 billion at December 31, 2011, from $3.591 billion at December 31, 2010.  However, non-interest-bearing deposits increased by $177 million, or 29%, to $778 million from $600 million, and interest-bearing transaction and savings accounts increased by $14 million, or 1%, to $1.448 billion at December 31, 2011 from $1.433 billion at December 31, 2010.  More than offsetting these increases, certificates of deposit decreased $307 million, or 20%, to $1.250 billion at December 31, 2011 from $1.557 billion at December 31, 2010.  The growth in non-interest-bearing deposits and other transaction and savings accounts was particularly notable and significantly contributed to our improved net interest margin and deposit fee revenues.  A portion of the decrease in certificates of deposit was in brokered certificates and public funds, which decreased $54 million and $15 million, respectively, from the prior year-end balances; however, much of the decrease reflects management’s pricing decisions designed to allow maturing higher priced retail certificates to migrate off the balance sheet or into core deposits.

FHLB advances decreased $33 million, to $11 million at December 31, 2011 from $44 million at December 31, 2010, while other borrowings decreased $24 million to $152 million at December 31, 2011.  The decrease in FHLB advances reflects maturities of advances and no additional borrowing as a part of our short-term cash management activities.  Included in other borrowings were $50 million of qualifying senior bank notes covered by the TLGP with a fixed interest rate of 2.625% and a maturity date of March 31, 2012.  This debt, which does not require any collateralization, was issued in March 2009 to strengthen our overall liquidity position as we adjusted to a lower level of public funds deposits.  Other borrowings at December 31, 2010 also included $102 million of retail repurchase agreements that are primarily related to customer cash management accounts.  Retail repurchase agreement balances decreased during the year as many customers elected to keep more of their funds in the related non-interest-bearing transaction accounts to benefit from the unlimited FDIC deposit insurance available to those types of accounts and to receive earnings credit to offset the service fees associated with those accounts.  No additional junior subordinated debentures were issued or matured during the year and the fair value of these instruments modestly increased to $50 million.  For more information, see Notes 10, 11 and 12 of the Notes to the Consolidated Financial Statements.

Total stockholders’ equity increased $21 million to $532 million at December 31, 2011 compared to $511 million at December 31, 2010, primarily due to stock issuances through our Dividend Reinvestment and Stock Purchase and Sale Plan (DRIP) in 2011.  During the year ended December 31, 2011, we issued 1,375,185 additional shares of common stock for $22 million at an average net per share price of $15.77 through our DRIP.  The increase in paid in capital from stock issuances, as well as additions to retained earnings as a result of net income from operations and changes in accumulated other comprehensive income, were partially offset by the accrual and payment of preferred and common stock dividends, resulting in the net $21 million increase in stockholders’ equity.  During the year ended December 31, 2011, we did not repurchase any shares of Banner Corporation common stock.

Investments: At December 31, 2011, our consolidated investment portfolio totaled $622 million and consisted principally of U.S. Government and agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, and corporate debt obligations.  From time to time, our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2011, our aggregate investment in securities increased $254 million.  Holdings of U.S. Government and agency obligations increased $202 million, mortgage-backed securities increased $43 million and municipal bonds increased $25 million.  Partially offsetting these increases was a net decrease in corporate bonds of $16 million.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $342 million ($341 million at amortized cost, with a fair value adjustment of $1 million) at December 31, 2011, a weighted average contractual maturity of 3.8 years and a weighted average coupon rate of 0.91%.  Most of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.  Certain agency obligations also include step-up provisions which provide for periodic increases in the coupon rate if the call options are not exercised.

Mortgage-Backed Obligations:  At December 31, 2011, our mortgage-backed and mortgage-related securities had a carrying value of $130 million ($125 million at amortized cost, with a fair value adjustment of $5 million).  The weighted average coupon rate of these securities was 2.81% and the weighted average contractual maturity was 12.8 years, although we receive principal payments on these securities each period resulting in a much shorter expected average life.  As of December 31, 2011, 94% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 6% pay at an adjustable-interest rate.  We do not believe that any of our mortgage-backed obligations had a meaningful exposure to sub-prime mortgages.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2011 was $89 million (also with an amortized cost of $89 million), and was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts located in the states of Washington, Oregon and Idaho, our primary service area.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2011 had a carrying value of $18 million (also $18 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers.  We have not experienced any defaults or payment deferrals on our municipal bonds.  At December 31, 2011, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 9.3 years and an average coupon rate of 3.78%.

Corporate Bonds:  Our corporate bond portfolio, which had a carrying value of $43 million ($71 million at amortized cost) at December 31, 2011, was comprised principally of long-term fixed- and adjustable-rate capital securities issued by financial institutions, including collateralized debt obligations secured by pooled trust preferred securities.  The market for the capital securities deteriorated significantly in 2008 and 2009 and in our opinion is not currently functioning in a meaningful manner.  As a result, the fair value estimates for many of these securities are more subjective than in periods before 2008.  Nonetheless, it is apparent that the values have declined appreciably, which is reflected in our financial statements and results of operations.  In addition to the disruption in the market for these securities, the decline in value also reflects deterioration in the financial condition of some of the issuing financial institutions and payment deferrals and defaults by certain institutions. (See “Critical Accounting Policies” above and Note 22 of the Notes to the Consolidated Financial Statements.)  At December 31, 2011, the portfolio had a weighted average maturity of 20.9 years and a weighted average coupon rate of 2.69%.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost as of December 31, 2011, 2010 and 2009 (dollars in thousands):

Table 1: Securities—Trading
	2011		2010		2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total

U.S. Government and agency obligations	$2,635	3.3%	$4,379	4.6%	$41,255	28.0%

Municipal bonds:
Taxable	420	0.5	693	0.7	1,034	0.7
Tax exempt	5,542	6.9	5,705	6.0	6,117	4.2
Total municipal bonds	5,962	7.4	6,398	6.7	7,151	4.9

Corporate bonds	35,055	43.4	34,724	36.4	35,017	23.8

Mortgage-backed or related securities:
FHLMC	11,246	13.9	17,347	18.2	25,837	17.6
FNMA	25,427	31.5	32,341	33.9	37,549	25.5
Total mortgage-backed or related securities	36,673	45.4	49,688	52.1	63,386	43.1

Equity securities	402	0.5	190	0.2	342	0.2

Total securities—trading	$80,727	100.0%	$95,379	100.0%	$147,151	100.0%

Table 2: Securities—Available-for-Sale
	2011		2010		2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total

U.S. Government and agency obligations	$338,971	72.8%	$135,428	67.6%	$53,112	55.5%

Municipal bonds:
Taxable	10,581	2.3	775	0.4	--	--
Tax exempt	16,729	3.6	4,621	2.3	--	--
Total municipal bonds	27,310	5.9	5,396	2.7	--	--

Corporate bonds	6,260	1.3	22,522	11.2	--	--

Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	30,755	6.6	9,605	4.8	18,457	19.3

FNMA collateralized mortgage
obligations	41,092	8.8	--	0.0	--	0.0
GNMA certificates	19,572	4.2	23,732	11.9	17,633	18.4
Other collateralized mortgage obligations	1,835	0.4	3,544	1.8	6,465	6.8
Total mortgage-backed or related securities	93,254	20.0	36,881	18.5	42,555	44.5

Total securities—available-for-sale	$465,795	100.0%	$200,227	100.0%	$95,667	100.0%
Table 3: Securities—Held-to-Maturity
	2011		2010		2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total

Municipal bonds:
Taxable	$7,496	9.9%	$5,654	7.8%	$2,683	3.6%
Tax exempt	66,692	88.4	65,183	90.4	63,901	85.4
Total municipal bonds	74,188	98.3	70,837	98.2	66,584	89.0

Corporate bonds	1,250	1.7	1,250	1.8	8,250	11.0

Total securities—held-to-maturity	$75,438	100.0%	$72,087	100.0%	$74,834	100.0%

Estimated market value	$80,107		$73,916		$76,489

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—trading at fair value (dollars in thousands):

Table 4:  Securities–Trading Maturity/Repricing and Rates

	Securities—Trading at December 31, 2011
One Year or Less			Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
Carrying Value		Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
U.S. Government and agency obligations:
Fixed-rate	$1,009	4.80%	$--	--%	$206	5.20%	$1,420	5.19%	$--	--%	$2,635	5.03%
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	1,009	4.80	--	--	206	5.20	1,420	5.19	--	--	2,635	5.03

Municipal bonds:
Taxable	--	--	--	--	--	--	--	--	420	6.37	420	6.37
Tax exempt	--	--	1,626	4.78	3,916	5.86	--	--	--	--	5,542	5.56
	--	--	1,626	4.78	3,916	5.86	--	--	420	6.37	5,962	5.61

Corporate bonds:
Fixed-rate	--	--	--	--	--	--	4,600	7.69	--	--	4,600	7.69
Adjustable-rate	26,198	2.35	4,257	2.63	--	--	--	--	--	--	30,455	2.39
	26,198	2.35	4,257	2.63	--	--	4,600	7.69	--	--	35,055	2.81

Mortgage-backed or related securities:
Fixed-rate	--	--	--	--	14,853	4.54	7,247	5.17	7,398	4.94	29,498	4.79
Adjustable-rate	895	2.43	6,280	4.40	--	--	--	--	--	--	7,175	4.16
	895	2.43	6,280	4.40	14,853	4.54	7,247	5.17	7,398	4.94	36,673	4.67

Equity securities	402	--	--	--	--	--	--	--	--	--	402	--

Total securities—trading— carrying value	$28,504	2.13	$12,163	3.66	$18,975	4.84	$13,267	6.16	$7,818	5.01	$80,727	3.39

Total securities—trading— amortized cost	$54,254		$13,481		$17,755		$13,000		$14,173		$112,663

(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—available-for-sale at fair value (dollars in thousands):

Table 5:  Securities–Available-for-Sale Maturity/Repricing and Rates

	Securities—Available-for-Sale at December 31, 2011
One Year or Less			Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
Carrying Value		Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
U.S. Government and agency obligations:
Fixed-rate	$15,090	0.89%	$287,295	0.88%	$36,586	0.93%	$--	--%	$--	--%	$338,971	0.88%
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	15,090	0.89	287,295	0.88	36,586	0.93	--	--	--	--	338,971	0.88

Municipal bonds:
Taxable	4,054	0.66	6,527	2.30	--	--	--	--	--	--	10,581	1.66
Tax exempt	458	3.00	13,849	1.48	2,422	2.19	--	--	--	--	16,729	1.62
	4,512	0.90	20,376	1.74	2,422	2.19	--	--	--	--	27,310	1.64

Corporate bonds:
Fixed-rate	--	0.60	6,260	1.40	--	--	--	--	--	--	6,260	1.40
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	--	0.60	6,260	1.40	--	--	--	--	--	--	6,260	1.40

Mortgage-backed or related securities:
Fixed-rate	--	--	16,575	0.44	31,074	1.81	20,787	1.73	24,819	4.08	93,255	2.12
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	--	--	16,575	0.44	31,074	1.81	20,787	1.73	24,819	4.08	93,255	2.12

Total securities—available- for-sale—carrying value	$19,602	0.89	$330,505	0.92	$70,082	1.36	$20,787	1.73	$24,819	4.08	$465,795	1.18

Total securities—available- for sale amortized cost	$19,521		$329,451		$69,812		$20,505		$23,290		$462,579

(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities held-to-maturity (dollars in thousands):

Table 6:  Securities–Held-to-Maturity Maturity/Repricing and Rates

	Securities—Held-to-Maturity at December 31, 2011
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
Municipal bonds:
Taxable	$1,002	5.48%	$4,534	4.23%	$1,027	4.24%	$1,746	4.89%	$296	5.78%	$7,496	4.61%
Tax exempt	1,704	4.19	8,887	3.29	8,449	3.37	44,995	4.72	1,548	5.81	66,692	4.35
	2,706	4.67	13,421	3.53	9,476	3.46	46,741	4.73	1,844	5.81	74,188	4.37

Corporate bonds:
Fixed-rate	--	--	1,000	2.75	250	3.00	--	--	--	--	1,250	2.80
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	--	--	1,000	2.75	250	3.00	--	--	--	--	1,250	2.80

Total securities held-to- maturity—carrying value	$2,706	4.67	$14,421	3.48	$9,726	3.45	$46,741	4.73	$1,844	5.81	$75,438	4.35

Total securities held-to- maturity—estimated market value	$2,768		$15,151		$10,254		$49,935		$1,999		$80,107

(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

Loans and Lending.  Our loan portfolio decreased $107 million, or 3%, during the year ended December 31, 2011, compared to a decrease of $389 million, or 11%, during the year ended December 31, 2010.  While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  Reflecting the recession in 2008 and 2009 and subsequent modest pace of recovery, loan demand has been weak for most of the past four years as consumers and businesses have been cautious in their use of credit.  In addition, in response to weak housing markets we significantly curtailed the origination of new residential construction and land development loans.  As a result, our loan portfolio balances have declined for three consecutive years.  Although we are implementing strategies designed to capture more market share and achieved a meaningful increase in targeted loan originations in 2011, looking forward, new loan originations and portfolio balances will continue to be significantly affected by the course of the recovery from the current economic environment.  For the years ended December 31, 2011, 2010 and 2009, we originated loans, net of repayments and charge-offs, of $270 million, $114 million and $582 million, respectively.  The decreased level of net originations, during 2010 and 2011, was significantly impacted by a substantial amount of loan repayments and charge-offs.

We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans to secondary market purchasers.  Proceeds from sales of loans for the years ended December 31, 2011, 2010 and 2009 totaled $282 million, $351 million and $563 million, respectively.  See “Loan Servicing Portfolio” below.  Loans held for sale decreased slightly to $3.0 million at December 31, 2011, compared to $3.5 million at December 31, 2010.

At various times, we also purchase whole loans and participation interests in loans.  During the years ended December 31, 2011, and 2009, we purchased $5 million, $341,000 and $1 million, respectively, of loans and loan participation interests.

One- to Four-Family Residential Real Estate Lending:  At December 31, 2011, $643 million, or 20% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  We are active originators of one- to four-family residential loans in communities where we have established offices in Washington, Oregon and Idaho.  Despite the slower economic activity, continued in-migration and the unprecedented low mortgage interest rate environment from 2009 through 2011 has supported demand for residential loans.  In addition, in the spring of 2009 we instituted an aggressive advertising and mortgage financial campaign called the Great Northwest Home Rush designed to promote the sale of newly constructed homes that we had previously financed.  In working with the home builders and their realtors, the campaign included a significant commitment to advertising and marketing as well as attractive loan rates and terms, and resulted in a substantial amount of home sales and new loan originations.  The combined effects of these factors allowed us to originate a total of $732 million of one- to four-family residential loans for the year ended December 31, 2009 and a significant portion of these loans were held in our portfolio.  However, our residential loan originations declined to $468 million in 2010, as we had a much reduced inventory of homes eligible for participation in the Great Northwest Home Rush program and as home sales slowed following the expiration of the Federal government’s home buyer tax credit programs.  Although activity picked up in the second half of the year, residential loan originations declined further in 2011 to $358 million and only a small portion of those loans were placed into the portfolio, as the majority of the new loans were sold in the secondary market.  As a result of that origination and sales activity as well as principal repayments on existing loans and to a lesser extent foreclosure actions, for 2011 we had a $40 million decrease in the balance of loans on one- to four-family residences compared to the prior year.

Construction and Land Lending:  Historically we have invested a significant proportion of our loan portfolio in residential construction loans, as well as land loans and loans for the construction of commercial and multifamily real estate.  However, as noted above, as home housing markets weakened in recent years we significantly reduced our origination of new construction and land development loans.  The slower pace of originations coupled with repayments as a result of home sales and restructuring opportunities as well as charge-off and foreclosure actions have allowed our portfolio of one- to four-family construction loans to decrease substantially over the past four years.  Continuing this trend, during the year ended December 31, 2011, one- to four-family construction loans decreased by $9 million to $144 million and land development loans (both residential and commercial) decreased by $87 million to $113 million at December 31, 2011.  However, a meaningful portion of the decline in land development loans resulted from transfers to REO and charge-offs and we continue to believe that land and land development loans represent the most significant source of risk in our loan portfolio.  Although significantly below our production levels prior to the beginning of the housing downturn, our construction loan originations have increased for each of the past two years as builders have adjusted to new price levels and certain markets have become more stable.  Our construction and land development loan originations totaled $376 million for the year ended December 31, 2011, compared to $295 million for the year ended December 31, 2010, and $190 million in 2009.  At December 31, 2011, construction and land loans totaled $319 million (including $144 million of one- to four-family construction loans, $97 million of residential land or land development loans, $62 million of commercial and multifamily real estate construction loans and $15 million of commercial land or land development loans), or 10% of total loans, compared to $444 million, or 13%, at December 31, 2010.  The geographic distribution of our construction and land development loans is approximately 33% in the greater Puget Sound market and 45% in the greater Portland, Oregon market, with the remaining 22% in the various eastern Washington, eastern Oregon and western Idaho markets we serve.  While delinquencies and defaults in residential construction and land development loans had a material adverse effect on our results of operations for the past three years, at December 31, 2011, construction, land and land development loans have been reduced to just 10% of total loans and only $28 million were classified as non-performing loans.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by multifamily and commercial real estate.  Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  We experienced reasonable demand for both multifamily and commercial real estate loans in 2011, and total balances in these categories increased $31 million from the prior year end.  At December 31, 2011, our loan portfolio included $1.091 billion of commercial real estate loans, or 33% of the total loan portfolio.  Our portfolio of multifamily loans was much smaller, at $140 million, or 4% of total loans.

Commercial Business Lending:  We are active in small- to medium-sized business lending.  In addition to providing earning assets, this type of lending has helped increase our deposit base.  Reflecting the economic environment, demand for new loans remained modest and line utilizations continued to be low in 2011; however, our production levels for targeted loans were encouraging and resulted in a $16 million, or

3%, increase in commercial business loan balances for the year.  This growth occurred despite our successful efforts to reduce our exposure to certain weak or non-performing borrowers as we aggressively managed problem assets.  At December 31, 2011, commercial business loans totaled $601 million, or 18% of total loans, compared to $585 million, or 17%, at December 31, 2010.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  Generally, in recent years, weather conditions, production levels and market prices have been good for most of our agricultural borrowers.  Our 2011 production levels for agricultural loans were consistent with recent years and at December 31, 2011, agricultural loans totaled $218 million, or 7% of the loan portfolio, compared to $205 million, or 6%, at December 31, 2010.

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile loans, credit cards and loans secured by deposit accounts.  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing customer base.  In recent years, including 2011, demand for consumer loans has been restrained and outstanding balances have decreased modestly.  At December 31, 2011, we had $284 million, or 9% of our loan portfolio, in consumer loans, compared to $286 million, or 8%, at December 31, 2010.  As of December 31, 2011, 64% of our consumer loans were secured by one- to four-family real estate, including home equity lines of credit.  Credit card balances totaled $20 million at December 31, 2011 compared to $18 million a year earlier.

Loan Servicing Portfolio:  At December 31, 2011, we were servicing $773 million of loans for others and held $3.4 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2011 was composed of $530 million of Freddie Mac residential mortgage loans, $108 million of Fannie Mae residential mortgage loans and $135 million of both residential and non-residential mortgage loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington and Oregon.  For the year ended December 31, 2011, we recognized $1.1 million of loan servicing fees, which was net of $1.8 million of servicing rights amortization, in our results of operations.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  For the years ended December 31, 2011, 2010 and 2009, we capitalized $1.9 million, $1.7 million and $5.0 million, respectively, of MSRs relating to loans sold with servicing retained.  No MSRs were purchased in those periods.  Amortization of MSRs for the years ended December 31, 2011, 2010 and 2009 was $1.8 million, $2.0 million, and $2.1 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  At December 31, 2011, our MSRs were carried at a value of $5.6 million, net of amortization, compared to $5.4 million at December 31, 2010.

Table 7:  Loan Portfolio Analysis

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated (dollars in thousands):

	December 31
	2011		2010		2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Commercial real estate
Owner-occupied	$469,806	14.2%	$515,093	15.1%	$509,464	13.4%	$459,446	11.6%	$361,850	9.5%
Investment properties	621,622	18.9	550,610	16.2	573,495	15.1	554,263	14.0	520,673	13.7
Multifamily real estate	139,710	4.2	134,634	4.0	153,497	4.1	151,274	3.8	165,886	4.4
Commercial construction	42,391	1.3	62,707	1.8	80,236	2.1	104,495	2.6	74,123	1.9
Multifamily construction	19,436	0.6	27,394	0.8	57,422	1.5	33,661	0.8	35,318	0.9
One- to four-family construction	144,177	4.4	153,383	4.5	239,135	6.3	420,673	10.6	613,779	16.1
Land and land development
Residential	97,491	3.0	167,764	4.9	284,331	7.5	401,129	10.1	432,147	11.3
Commercial	15,197	0.5	32,386	1.0	43,743	1.2	62,128	1.6	46,810	1.2
Commercial business	601,440	18.2	585,457	17.2	637,823	16.8	679,867	17.2	696,350	18.3
Agricultural business, including secured by farmland	218,171	6.6	204,968	6.0	205,307	5.4	204,142	5.2	186,305	4.9
One- to four-family real estate	642,501	19.5	682,924	20.1	703,277	18.6	599,169	15.1	445,222	11.7

Consumer	103,347	3.1	99,761	2.9	110,937	2.9	115,515	2.9	112,188	2.9
Consumer secured by one- to four-family real estate	181,049	5.5	186,036	5.5	191,454	5.1	175,646	4.5	118,966	3.1
Total consumer	284,396	8.6	285,797	8.4	302,391	8.0	291,161	7.4	231,154	6.0

Total loans outstanding	3,296,338	100.0%	3,403,117	100.0%	3,790,121	100.0%	3,961,408	100.0%	3,809,617	100.0%

Less allowance for loan losses	(82,912)		(97,401)		(95,269)		(75,197)		(45,827)

Net loans	$3,213,426		$3,305,716		$3,694,852		$3,886,211		$3,763,790

Table 8:  Loans by Geographic Concentration

The following table sets forth the Company’s loans by geographic concentration at December 31, 2011 (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate
Owner-occupied	$352,965	$62,354	$51,321	$3,166	$469,806
Investment properties	478,798	94,855	42,736	5,233	621,622
Multifamily real estate	121,699	9,344	8,260	407	139,710
Commercial construction	24,386	2,255	15,750	--	42,391
Multifamily construction	19,436	--	--	--	19,436
One- to four-family construction	79,294	63,058	1,825	--	144,177
Land and land development
Residential	49,611	43,382	4,498	--	97,491
Commercial	12,874	890	1,433	--	15,197
Commercial business	392,390	81,984	66,156	60,910	601,440
Agricultural business, including secured by farmland	106,212	49,721	62,210	28	218,171
One-to four-family real estate	399,566	213,782	26,901	2,252	642,501

Consumer	72,349	25,871	5,127	--	103,347
Consumer secured by one- to four-family real estate	126,507	42,412	11,631	499	181,049
Total consumer	198,856	68,283	16,758	499	284,396

Total loans outstanding	$2,236,087	$689,908	$297,848	$72,495	$3,296,338

Percent of total loans	67.8%	20.9%	9.0%	2.3%	100.0%

The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of loans in progress (undisbursed loan proceeds), unamortized premiums and discounts, include loans held for sale and exclude the allowance for loan losses (in thousands):

Table 9:  Loans by Maturity

	Maturing Within One Year	Maturing After One to Three Years	Maturing After Three to Five Years	Maturing After Five to Ten Years	Maturing After Ten Years	Total
Commercial real estate
Owner-occupied	$16,814	$42,311	$59,260	$276,572	$74,849	$469,806
Investment properties	48,394	162,642	86,485	281,334	42,767	621,622
Multifamily real estate	8,650	26,162	20,145	51,884	32,869	139,710
Commercial construction	26,134	5,267	2,799	5,606	2,585	42,391
Multifamily construction	6,061	13,375	--	--	--	19,436
One- to four-family construction	112,881	23,104	3,556	--	4,636	144,177
Land and land development
Residential	57,760	28,189	11,088	--	454	97,491
Commercial	9,721	2,435	989	1,601	451	15,197
Commercial business	279,459	119,553	101,821	84,934	15,673	601,440
Agricultural business, including secured by farmland	118,612	17,252	25,350	52,588	4,369	218,171
One- to four-family real estate	28,444	26,572	12,288	19,122	556,075	642,501

Consumer	30,584	11,576	10,040	17,326	33,821	103,347
Consumer secured by one- to four-family real estate	3,480	4,870	1,786	10,566	160,347	181,049
Total consumer	34,064	16,446	11,826	27,892	194,168	284,396

Total loans	$746,994	$483,308	$335,607	$801,533	$928,896	$3,296,338

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

The following table sets forth the dollar amount of all loans maturing after December 31, 2012 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 10:  Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate
Owner-occupied	$82,708	$370,284	$452,992
Investment properties	161,838	411,390	573,228
Multifamily real estate	60,523	70,537	131,060
Commercial construction	8,405	7,852	16,257
Multifamily construction	--	13,375	13,375
One- to four-family construction	18,410	12,886	31,296
Land and land development
Residential	18,409	21,322	39,731
Commercial	2,443	3,033	5,476
Commercial business	152,372	169,609	321,981
Agricultural business, including secured by farmland	31,496	68,063	99,559
One- to four-family real estate	483,738	130,319	614,057

Consumer	60,827	11,936	72,763
Consumer secured by one- to four-family real estate	11,949	165,620	177,569
Total consumer	72,776	177,556	250,332

Total loans maturing after one year	$1,093,118	$1,456,226	$2,549,344

Deposit Accounts:  We made further progress in 2011 implementing our strategies to strengthen our franchise by remixing our deposits away from high cost certificates of deposit and emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts.  This strategy continues to improve our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Although total deposits decreased $115 million, to $3.476 billion at December 31, 2011 from $3.591 billion at December 31, 2010, non-interest-bearing deposits increased by $177 million, or 29%, to $778 million at year end from $600 million at December 31, 2010, and interest-bearing transaction and savings accounts increased by $14 million, or 1% to $1.448 billion at December 31, 2011 compared to $1.433 billion a year earlier.    This core deposit growth augmented similarly strong results in 2010 and coupled with significantly better pricing was primarily responsible for the much improved net interest margin we experienced in 2011.  More than offsetting these increases, certificates of deposit decreased $307 million, or 20%, to $1.250 billion at December 31, 2011 from $1.557 billion at December 31, 2010.  Following much larger declines in 2009 and 2010, public fund deposits decreased $7 million during 2011, as we continued to manage the reduction of these deposits in response to increased collateralization requirements under the Washington and Oregon State public deposit protection regulations.  A portion of the decrease in certificates of deposit was in brokered certificates, which decreased $54 million from the prior year-end balances; however, much of the decrease reflects a reduction in retail certificates as a result of management’s pricing decisions designed to allow maturing higher priced certificates to migrate off the balance sheet or into core deposit accounts.  Deposits generally are attracted from within our primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  As illustrated in the following table, we have added significantly to total transaction accounts (demand, NOW, savings and money market accounts) since 2009.  Growing core deposits (transaction and savings accounts) is a fundamental element of our business strategy.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 11:  Deposits

	December 31
	2011			2010			2009
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total

Non-interest-bearing checking	$777,563	22.4%	$177,106	$600,457	16.7%	$17,977	$582,480	15.1%
Interest-bearing checking	362,542	10.4	4,840	357,702	10.0	(2,554)	360,256	9.3
Regular savings	669,596	19.3	53,084	616,512	17.2	77,747	538,765	13.9
Money market	415,456	11.9	(43,578)	459,034	12.8	16,910	442,124	11.4
Total transaction and savings accounts	2,225,157	64.0	191,452	2,033,705	56.7	110,080	1,923,625	49.7

Certificates which mature:
Within 1 year	972,315	28.0	(213,090)	1,185,405	33.0	(408,170)	1,593,575	41.3
After 1 year, but within 2 years	169,353	4.9	(94,335)	263,688	7.3	15,623	248,065	6.4
After 2 years, but within 5 years	105,603	3.0	499	105,104	2.9	8,576	96,528	2.5
After 5 years	3,226	0.1	(70)	3,296	0.1	(461)	3,757	0.1
Total certificate accounts	1,250,497	36.0	(306,996)	1,557,493	43.3	(384,432)	1,941,925	50.3

Total Deposits	$3,475,654	100.0%	$(115,544)	$3,591,198	100.0%	$(274,352)	$3,865,550	100.0%

Included in Total Deposits:
Public transaction accounts	$72,064	2.1%	$7,582	$64,482	1.8%	$(13,720)	$78,202	2.0%
Public interest-bearing certificates	67,112	1.9	(14,697)	81,809	2.3	(6,377)	88,186	2.3
Total public deposits	$139,176	4.0%	$(7,115)	$146,291	4.1%	$(20,097)	$166,388	4.3%

Total brokered deposits	$49,194	1.4%	$(53,790)	$102,984	2.9%	$(62,032)	$165,016	4.3%

The following table indicates the amount of the Banks’ certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2011 (in thousands):

Table 12:  Maturity Period—$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater

Due in three months or less	$203,873
Due after three months through six months	107,061
Due after six months through twelve months	265,106
Due after twelve months	157,538

Total	$733,578

Table 13: Geographic Concentration of Deposits

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2011 (in thousands):

	Washington	Oregon	Idaho	Total

Deposits by State	$2,657,016	$595,801	$222,837	$3,475,654

Borrowings: The FHLB-Seattle serves as our primary borrowing source.  To access funds, we are required to own a sufficient level of capital stock in the FHLB-Seattle and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided that certain creditworthiness standards have been met.  At December 31, 2011, we had $11 million of borrowings from the FHLB-Seattle (at fair value) at a weighted average rate of 2.45%, a decrease of $33 million compared to a year earlier.  Also at December 31, 2011, we had an investment of $37 million in FHLB-Seattle capital stock.  At that date, Banner Bank was authorized by the FHLB-Seattle to borrow up to $830 million under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $25 million under a similar agreement.

Table 14:  FHLB Advances Outstanding

The following table provides additional detail on our FHLB advances as of December 31, 2011 and 2010 (dollars in thousands):

	December 31
	2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$--	--%	$32,800	2.73%
Due after one year through three years	10,000	2.38	10,000	2.38
Due after three years through five years	--	--	--	--
Due after five years	217	5.94	223	5.94

Total FHLB advances, at par	10,217	2.45	43,023	2.67
Fair value adjustment	316		500

Total FHLB advances, carried at fair value	$10,533		$43,523

At certain times the Federal Reserve Bank has also served as an important source of borrowings.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle.  At December 31, 2011, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $524 million from the Federal Reserve Bank; however, at that date we had no funds borrowed under this arrangement.

In March 2009, we completed an offering of $50 million of senior bank notes under the FDIC Temporary Liquidity Guarantee Program (TLGP) at a fixed rate of 2.625%, although the actual expense, including the FDIC guarantee fee and amortization of origination cost, is 3.82%.  This debt, which does not require any collateralization, was issued in March 2009 to strengthen our overall liquidity position.  The notes mature on March 31, 2012 and prepayment is not an option.  At December 31, 2011 and 2010, the balance of the senior bank notes was $50 million.

We also issue retail repurchase agreements to customers that are primarily related to customer cash management accounts and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2011, retail repurchase agreements totaling $102 million, with a weighted average rate of 0.29%, were secured by a pledge of certain mortgage-backed securities and agency securities with a market value of $142 million.  Retail repurchase agreement balances, which are primarily associated with sweep account arrangements, decreased $23 million, or 18%, from the 2010 year-end balance.  We had no outstanding borrowings under wholesale repurchase agreements or our commercial bank credit lines at December 31, 2011 or 2010.

We have issued an aggregate of $120 million, net of repayments, of trust preferred securities (TPS) since 2002.  The Junior Subordinated Debentures associated with the TPS have been recorded as liabilities on our Consolidated Statements of Financial Condition, although portions of the TPS qualify as Tier 1 or Tier II capital for regulatory capital purposes.  The Junior Subordinated Debentures are carried at fair value on our Consolidated Statements of Financial Condition and have an estimated fair value of $50 million at December 31, 2011.  At December 31, 2011, the TPS had a weighted average rate of 3.57%.  See Notes 1 and 12 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

Asset Quality:  While non-performing assets declined substantially in 2011, over the past four years as housing markets deteriorated in many of our primary service areas we experienced significantly higher levels of delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  Beginning in the third quarter of 2008 and continuing throughout 2009 and 2010, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which was reflected in our increased non-performing asset totals.  Further, property values generally declined during this period, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increasing levels of non-performing loans as the effects of the recessionary economy became more evident and the pace of the recovery remained slow.  As a result, for the years ended December 31, 2011, 2010 and 2009, our provision for loan losses was significantly higher than historical levels and our normal expectations.  This higher than normal level of delinquencies and nonaccruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for real estate acquired through foreclosure.  While our non-performing assets have been materially reduced and we are actively engaged with our borrowers in resolving remaining problem assets, our future results will continue to be meaningfully influenced by the course of recovery from the economic recession.  However, although property values continued to decline in most markets in 2011, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results.

Non-performing assets decreased to $119 million, or 2.79% of total assets, at December 31, 2011, from $254 million, or 5.77% of total assets, at December 31, 2010, and $296 million, or 6.27% of total assets, at December 31, 2009.  Construction and land development loans, including related REO, represented approximately 41% of our non-performing assets at December 31, 2011.  Reflecting lingering weakness in the economy and lower property values, during 2011 we continued to provide for loan losses at a relatively high level and maintained a substantial allowance for loan losses at year end even though non-performing loans and total loans outstanding declined.  At December 31, 2011, our allowance for loan losses was $83 million, or 2.52% of total loans and 110% of non-performing loans, compared to $97 million, or 2.86% of total loans and 64% of non-performing loans at December 31, 2010.  Included in our allowance at December 31, 2011 was an unallocated portion of $13 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  We continue to believe our level of non-performing loans and assets, which declined significantly during the year, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.  However, our operating results will continue to be adversely impacted while we work to further reduce the level of our non-performing assets.

While non-performing assets are geographically distributed, they are concentrated largely in land and land development loans.  The primary components of the $119 million in non-performing assets are $73 million in nonaccrual loans, including $28 million of construction and land development loans, and $43 million in REO and other repossessed assets.  The geographic distribution of the $49 million of non-performing construction, land and land development loans and related REO included approximately $16 million, or 32%, in the Puget Sound region, $24 million, or 50%, in the greater Portland market area, $3 million, or 6%, in the greater Boise market area, and $6 million, or 12%, in other areas of Washington, Oregon and Idaho.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At December 31, 2011, we had $55 million of restructured loans currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 15:  Non-Performing Assets

	December 31
	2011	2010	2009	2008	2007
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$9,226	$24,727	$7,300	$12,879	$1,357
Multifamily	362	1,889	383	--	1,222
Construction/land	27,731	75,734	159,264	154,823	33,432
One- to four-family	17,408	16,869	14,614	8,649	3,371
Commercial business	13,460	21,100	21,640	8,617	2,250
Agricultural business, including secured by farmland	1,896	5,853	6,277	1,880	436
Consumer	2,905	2,332	3,923	130	--

	72,988	148,504	213,401	186,978	42,068
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	--	--	--
Multifamily	--	--	--	--	--
Construction/land	--	--	--	--	--
One- to four-family	2,147	2,955	358	124	221
Commercial business	4	--	--	--	--
Agricultural business, including secured by farmland	--	--	--	--	--
Consumer	173	30	91	243	94

	2,324	2,985	449	367	315

Total non-performing loans	75,312	151,489	213,850	187,345	42,383

Securities on nonaccrual at fair value	500	1,896	4,232	--	--
REO assets held for sale, net (2)	42,965	100,872	77,743	21,782	1,867
Other repossessed assets held for sale, net	74	73	59	104	23

Total non-performing assets	$118,851	$254,330	$295,884	$209,231	$44,268

Total non-performing loans to net loans before allowance for loan losses	2.28%	4.45%	5.64%	4.73%	1.11%
Total non-performing loans to total assets	1.77%	3.44%	4.53%	4.09%	0.94%
Total non-performing assets to total assets	2.79%	5.77%	6.27%	4.56%	0.99%

Restructured loans (3)	$54,533	$60,115	$43,683	$23,635	$2,750

Loans 30-89 days past due and on accrual	$9,962	$28,847	$34,156	$61,124	$26,648
(1)  For the year ended December 31, 2011, $8.8 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)  Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold.  When property is acquired, it is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the carrying value of the defaulted loan.  Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value.  Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs.

(3)  These loans are performing under their restructured terms.

In addition to the non-performing loans noted in Table 15, as of December 31, 2011, we had classified loans with an aggregate outstanding balance of $187 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table provides additional detail and geographic concentration of non-performing assets at December 31, 2011 (in thousands):

Table 16: Non-Performing Assets by Geographic Concentration

	Washington	Oregon	Idaho	Total

Secured by real estate:
Commercial	$8,723	$368	$135	$9,226
Multifamily	362	--	--	362
Construction and land
One- to four-family construction	4,039	2,278	306	6,623
Multifamily construction	949	--	--	949
Commercial construction	--	--	--	--
Residential land acquisition & development	6,668	3,709	1,592	11,969
Residential land improved lots	1,563	3,352	73	4,988
Residential land unimproved	702	916	485	2,103
Commercial land acquisition & development	308	--	--	308
Commercial land improved	454	--	--	454
Commercial land unimproved	337	--	--	337

Total construction and land	15,020	10,255	2,456	27,731

One- to four-family	14,830	3,376	1,349	19,555
Commercial business	12,627	113	724	13,464
Agricultural business, including secured by farmland	1,486	--	410	1,896
Consumer	2,441	131	506	3,078

Total non-performing loans	55,489	14,243	5,580	75,312

Securities on nonaccrual	--	--	500	500
Real estate owned (REO) and repossessed assets	18,380	17,967	6,692	43,039

Total non-performing assets at end of the period	$73,869	$32,210	$12,772	$118,851

Percent of non-performing assets	62.2%	27.1%	10.7%	100.0%

Table 17:  Non-Performing Loan Summary

Within our non-performing loans, we have a total of 16 nonaccrual lending relationships, each with aggregate loan exposures in excess of $1 million that collectively comprise $33 million, or 43.5% of our total non-performing loans as of December 31, 2011, and the single largest relationship is $6.8 million.  The most significant of our non-performing loan exposures are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location
$6,838	9.1%	33 residential lots	Greater Seattle-Puget Sound area

3,719	4.9	Third-party notes secured by six commercial buildings plus miscellaneous partnership interest and other collateral.	Greater Seattle-Puget Sound and Denver, CO areas

2,620	3.5	Business assets, accounts receivable, and vehicles	Greater Spokane, WA area

2,233	3.0	14 residential lots Five single family residences	Greater Seattle-Puget Sound area

2,179	2.9	Accounts receivable and inventory	Greater Seattle-Puget Sound area

1,837	2.4	Seven single family residences	Greater Portland, OR area

1,822	2.4	Commercial building	Central Washington area

1,816	2.4	Apartment building and office building	Greater Portland, OR area

1,530	2.0	Eight single family lots	Greater Portland, OR area

1,388	1.8	Four commercial lots Two commercial acreage lots	Greater Portland, OR area

1,384	1.8	54 single family lots	Central Oregon area

1,202	1.6	12 residential condo units	Northern Idaho area

1,146	1.5	Two single family residences	Greater Seattle-Puget Sound area

1,082	1.4	One two-story mixed use structure Two parcels used as parking lots	Central Washington area

1,073	1.4	Agricultural commodities	Central Washington area

1,036	1.4	20 residential lots One single family residence Two residential/mixed lots One commercial property lot	Greater Seattle-Puget Sound area

42,407	56.5	Various collateral; relationships under $1 million	Sum of 181 loans spread throughout the franchise

$75,342	100.0%	Total non-performing loans

Table 18:  Real Estate Owned Summary

At December 31, 2011, we had $43.0 million of REO, the most significant component of which consisted of seven acres of land with nine parcels zoned commercial in the greater Seattle area with a book value of $3.9 million.  The second largest REO holding was a subdivision in the greater Portland, Oregon area consisting of 13 residential buildable lots and 33.2 acres of undeveloped land with a book value of $2.3 million.  The third largest REO holding consisted of 5.9 acres of undeveloped land in the greater Portland, Oregon area with a book value of $1.9 million.  The fourth largest holding consisted of 22 residential lots in the greater Portland, Oregon area with a book value of $1.7 million.  All other REO holdings have individual book values of less than $1.5 million.  The table below summarizes our REO by geographic location and property type (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$19,493	45.4%
15 single family residences
141 residential lots
Four single family residences under construction
49 acres undeveloped buildable land
30 residential condominium lots
Six completed residential condominium units
			Greater Portland, OR area

14,453	33.6
32 single family residences
111 residential lots
One single family residence under construction
One residential condominium unit
One commercial building
Two lots for seven townhouse sites
Seven acres of land for 25 single family residences
One apartment building – 35 units
Nine parcels of commercial land
Three acres of buildable residential land
			Greater Seattle-Puget Sound area

3,444	8.0	One single family residence Three residential lots One parcel of land for 81 residential lots Two commercial office buildings One parcel of vacant land One commercial mixed-use building	Greater Spokane, WA area

3,382	7.9	Nine single family residences	Greater Boise, ID area
		122 residential lots Five commercial lots Two acres raw land zoned residential

1,964	4.6	Seven single family residences 54 residential lots One agricultural warehouse and storefront One residential condominium unit One mini storage facility	Other Washington locations

229	0.5	One single family residence One residential condominium unit	Other Oregon locations

$42,965	100.0%

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

Following three difficult years and despite a still challenging economy, Banner Corporation returned to profitability in 2011.  While this return to profitability largely resulted from a material decrease in credit costs, particularly our provision for loan losses, it also reflected continued strong revenue generation from our core operations.  The decrease in credit costs reflects a substantially reduced level of non-performing assets while the increase in revenues was driven by significant improvement in our net interest income and deposit fees and other service charges fueled by growth in core deposits.  For the year ended December 31, 2011, we had net income of $5.5 million, which, after providing for the preferred stock dividend of $6.2 million and related discount accretion of $1.7 million, resulted in a net loss to common shareholders of $2.4 million, or ($0.15) per diluted share.  This compares to a net loss to common shareholders of $69.7 million, or ($7.21) per diluted share, for the year ended December 31, 2010.  Our provision for loan losses was $35.0 million for the year ended December 31, 2011, compared to $70.0 million for the prior year.  Our results for 2010 also included an $18.0 million provision for income taxes, despite a pre-tax loss, as we recorded a full valuation allowance for our net deferred tax assets.  By contrast, for the year ended December 31, 2011, we had pre-tax net income of $5.5 million, with the resulting provision for income taxes offset by an adjustment to the deferred tax assets valuation allowance.

Aside from credit costs, our operating results depend largely on our net interest income which, as explained below, increased by $6.8 million to $164.6 million, primarily because of a significant reduction in deposit costs and a reduction in the adverse effect of non-performing assets, and was the most important component of our growth in revenues from core operations.  Our operating results for the year ended December 31, 2011 also included an increase in other operating income, which was particularly influenced by a $3.0 million recovery of a previous OTTI charge which was partially offset by a net loss of $624,000 as a result of changes in the valuation of financial instruments carried at fair value. By comparison, for the year ended December 31, 2010, we recorded $4.2 million of OTTI charges, which were partially offset by $1.7 million in net fair value gains.  Excluding these fair value and OTTI adjustments, our other operating income was nearly unchanged at $31.6 million for the year ended December 31, 2011 compared to the preceding year, as increased deposit fees and other service charges were generally offset by decreased gains on the sale of loans from mortgage banking operations.  Other operating expenses decreased to $158.1 million for the year ended December 31, 2011, a decrease of 2% from the prior year, largely as a result of decreased costs related to REO and FDIC deposit insurance.

Net Interest Income.  Net interest income before provision for loan losses increased by $6.8 million, or 4%, to $164.6 million for the year ended December 31, 2011, compared to $157.8 million one year earlier, primarily as a result of an increase in the net interest margin and despite a modest decrease in average interest-earning assets.  The net interest margin of 4.05% for the year ended December 31, 2011 increased 38 basis points from the prior year, largely as a result of the effect of a much lower cost of deposits which more than offset a further decrease in asset yields.  While less severe than in the preceding year as a result of the significant reduction in problem assets, our net interest margin continued to be adversely affected by the high level of nonaccrual loans and other non-performing assets.  However, nonaccruing loans reduced the margin by 22 basis points during the year ended December 31, 2011, a meaningful improvement compared to a 34 basis point reduction for the prior year.  In addition, the mix of earning assets changed to include fewer loans and more securities and interest-bearing deposits as our on-balance-sheet liquidity remained high.  This continued shift in the mix in the very low interest rate environment had a further adverse effect on earning asset yields.  Reflecting generally lower market interest rates as well as changes in asset mix, the yield on earning assets for the year ended December 31, 2011 decreased by 21 basis points compared to the prior year.  More importantly, funding costs were also significantly lower, especially deposit costs which decreased 64 basis points to 0.75% from 1.39% a year earlier, more than offsetting the decline in asset yields.  As a result, the net interest spread expanded to 3.99% for the year ended December 31, 2011 compared to 3.61% for the prior year and was only partially offset by the 5% decline in average interest-earning assets.

Interest Income.  Interest income for the year ended December 31, 2011 was $197.6 million, compared to $218.1 million for the prior year, a decrease of $20.5 million, or 9%.  The decrease in interest income occurred as a result of a $232 million decrease in the average balance of interest-earning assets, as well as a 21 basis point decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 4.86% for the year ended December 31, 2011, compared to 5.07% one year earlier, largely as a result of changes in the mix of assets and the impact of lower market rates on the securities portfolio.  The Federal Reserve continued monetary policy actions during the year designed to maintain short-term market interest rates at the extremely low levels of the past three years and initiated further actions to move intermediate- and longer-term rates even lower in 2011.  Despite the pressure from lower market interest rates, our loan yields were only modestly lower at 5.59% for the year ended December 31, 2010 compared to 5.70% in the preceding year largely because of a decrease in the amount of non-performing loans.   Average loans receivable for the year ended December 31, 2011 decreased $310 million, or 9%, to $3.298 billion, compared to $3.607 billion for the prior year.  Interest income on loans decreased by $21.4 million, or 10%, to $184.4 million for the year from $205.8 million for the year ended December 31, 2010, reflecting the decreased average balance and the lower average yield on loans.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $77 million (excluding the effect of fair value adjustments) for the year ended December 31, 2011, and the interest and dividend income from those investments increased by $908,000 compared to the prior year.  The effect of the increased average balance was nearly offset as the average yield on the securities portfolio and cash equivalents decreased to 1.72% for the year ended December 31, 2011, from 1.78% one year earlier.  The modest decrease in the combined yield on these investments despite declining market interest rates, reflects a change in the mix to include lower balances of daily interest-bearing deposits and more investment securities, primarily U.S. Government Agency securities, which helped to offset the adverse impact of lower market rates.

Interest Expense.  Interest expense for the year ended December 31, 2011 was $33.0 million, compared to $60.3 million for the prior year, a decrease of $27.3 million, or 45%.  The sharp decline in interest expense occurred as a result of a 59 basis point decrease in the average cost of all interest-bearing liabilities to 0.87% for the year ended December 31, 2011, from 1.46% one year earlier, and a $317 million, or 8%, decrease in average interest-bearing liabilities.  The decrease in average interest-bearing balances reflects a substantial decrease in the average balance of certificates of deposit, as well as a decrease in FHLB advances and other borrowings, which were only partially offset by increases in transaction and savings accounts.

Deposit interest expense decreased $26.1 million, or 50%, to $26.2 million for the year ended December 31, 2011 compared to $52.3 million for the prior year as a result of a 64 basis point decrease in the cost of deposits despite a $258 million decrease in the average balance of deposits.  Average deposit balances decreased to $3.510 billion for the year ended December 31, 2011, from $3.769 billion for the year ended December 31, 2010, while the average rate paid on deposit balances decreased to 0.75% in the current year from 1.39% for the prior year.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our aggregate cost of deposits.  This lower degree of volatility and lag effect for deposit pricing have been evident in the continuing decrease in deposit costs as the Federal Reserve pursued policies beginning in 2007 first to aggressively lower short-term interest rates and subsequently to maintain the very low level of interest rates.  Furthermore, competitive pricing pressure for interest-bearing deposits was quite intense for certain periods two to three years ago, as many financial institutions experienced increased liquidity concerns in the deteriorating economic conditions.  However, as market rates have remained low for an extended period, competitors’ liquidity strains have been generally mitigated and certificates of deposit issued at those times have reached maturity, we experienced significantly declining deposit costs during 2009, 2010 and 2011.  Further, continued changes in our deposit mix, reflecting growth in lower cost transaction and savings accounts as a result of our branch network continuing to mature and the successful execution of targeted marketing strategies, have also meaningfully contributed to the decrease in our funding costs.  While we do not anticipate further significant reductions in market interest rates, we do expect some additional though more modest declines in deposit costs over the near term as certificate of deposit maturities will present further repricing opportunities and competitive pricing should remain restrained in response to modest loan demand in the current economic environment.  The growth in non-interest-bearing deposits and other transaction and savings accounts was particularly notable and significantly contributed to our improved net interest margin and deposit fee revenues.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $15 million for the year ended December 31, 2011, compared to $51 million for the prior year.  The decline in outstanding FHLB advances was primarily responsible for a $948,000 decrease in the related interest expense as the average rate paid on FHLB advances remained nearly unchanged for the years ended December 31, 2011 and 2010 at 2.52% and 2.56%, respectively.

Other borrowings consist of retail repurchase agreements with customers, secured by certain investment securities, the senior bank notes issued under the TLGP, and in some years, overnight federal funds borrowings from the Federal Reserve Bank and correspondent banks.  The average balance for other borrowings, consisting of customer retail repurchase agreements and senior bank notes, was $154 million for the year ended December 31, 2011, a decrease of $22 million compared to the prior year, while the related interest expense for other borrowings decreased by $183,000 to $2.3 million for the year ended December 31, 2011, from $2.4 million one year earlier.  All of the decrease in average balance and interest expense was related to the retail repurchase agreements, as there was no change in the senior bank notes during the year.  As a result, the average rate paid on other borrowings increased eight basis points to 1.47% for the year ended December 31, 2011, compared to 1.39% one year earlier.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance (excluding the effect of fair value adjustments) of $124 million for both the years ended December 31, 2011 and 2010.  The average rate decreased slightly to 3.39% for 2011 compared to 3.42% for 2010.  These junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.  The slightly lower average cost of the junior subordinated debentures in the current year reflects the relatively minor difference in the average three-month LIBOR rate for the two-year period.

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

The following table provides an analysis of our net interest spread for the last five years (dollars in thousands):

Table 19: Analysis of Net Interest Spread

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$2,464,462	$139,102	5.64%	$2,735,285	$152,270	5.57%	$2,893,706	$165,289	5.71%
Commercial/agricultural loans	744,439	39,127	5.26	780,662	47,052	6.03	913,059	51,048	5.59
Consumer and other loans	88,749	6,128	6.90	91,204	6,462	7.09	93,804	6,698	7.14
Total loans (1)	3,297,650	184,357	5.59	3,607,151	205,784	5.70	3,900,569	223,035	5.72

Mortgage-backed securities	87,463	3,455	3.95	89,310	4,045	4.53	125,852	6,057	4.81
Other securities	423,612	9,245	2.18	271,616	7,546	2.78	227,743	8,142	3.58
Interest-bearing deposits with banks	219,025	506	0.23	291,968	707	0.24	56,420	136	0.24
FHLB stock	37,371	--	--	37,371	--	--	37,371	--	--
Total investment securities	767,471	13,206	1.72	690,265	12,298	1.78	447,386	14,335	3.20

Total interest-earning assets	4,065,121	197,563	4.86	4,297,416	218,082	5.07	4,347,955	237,370	5.46

Non-interest-earning assets	215,646			262,888			212,126

Total assets	$4,280,767			$4,560,304			$4,560,081

Interest-bearing liabilities:
Savings accounts	$648,262	3,119	0.48	$591,886	5,153	0.87	$503,893	7,958	1.58
Checking and NOW accounts (2)	1,035,100	811	0.08	935,387	1,606	0.17	845,355	2,466	0.29
Money market accounts	437,561	2,469	0.56	458,053	4,992	1.09	360,401	5,890	1.63
Certificates of deposit	1,389,351	19,765	1.42	1,783,422	40,569	2.27	2,048,507	66,897	3.27
Total deposits	3,510,274	26,164	0.75	3,768,748	52,320	1.39	3,758,156	83,211	2.21

Other interest-bearing liabilities:
FHLB advances	14,699	370	2.52	51,411	1,318	2.56	102,210	2,627	2.57
Other borrowings	154,140	2,265	1.47	175,509	2,448	1.39	174,670	2,205	1.26
Junior subordinated debentures	123,716	4,193	3.39	123,716	4,226	3.42	123,716	4,754	3.84
Total borrowings	292,555	6,828	2.33	350,636	7,992	2.28	400,596	9,586	2.39
Total interest-bearing liabilities	3,802,829	32,992	0.87	4,119,384	60,312	1.46	4,158,752	92,797	2.23

Non-interest-bearing liabilities	(40,266)			(37,378)			(21,122)

Total liabilities	3,762,563			4,082,006			4,137,630

Stockholders’ equity	518,204			478,298			422,451

Total liabilities and stockholders’ equity	$4,280,767			$4,560,304			$4,560,081

Net interest income/rate spread		$164,571	3.99%		$157,770	3.61%		$144,573	3.23%

Net interest margin			4.05%			3.67%			3.33%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.90%			104.32%			104.55%
(footnotes follow tables)

Table 19: Analysis of Net Interest Spread (continued)
	Year Ended December 31, 2008			Year Ended December 31, 2007
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$2,904,350	$192,135	6.62%	$2,617,889	$214,832	8.21%
Commercial/agricultural loans	934,564	58,169	6.22	742,915	61,018	8.21
Consumer and other loans	96,125	6,907	7.19	76,455	5,473	7.16
Total loans (1)	3,935,039	257,211	6.54	3,437,259	281,323	8.18

Mortgage-backed securities	97,586	4,639	4.75	125,396	5,832	4.65
Other securities	208,229	10,858	5.21	120,344	6,740	5.60
Interest-bearing deposits with banks	2,640	95	3.60	27,289	1,380	5.06
FHLB stock	37,372	355	0.95	36,831	222	0.60
Total investment securities	345,827	15,947	4.61	309,860	14,174	4.57

Total interest-earning assets	4,280,866	273,158	6.38	3,747,119	295,497	7.89

Non-interest-earning assets	325,235			297,353

Total assets	$4,606,101			$4,044,472

Interest-bearing liabilities:
Savings accounts	$552,762	14,459	2.62	$523,278	21,448	4.10
Checking and NOW accounts (2)	874,199	5,796	0.66	801,981	10,995	1.37
Money market accounts	230,248	4,566	1.98	245,932	9,268	3.77
Certificates of deposit	2,064,803	85,493	4.14	1,760,907	87,709	4.98
Total deposits	3,722,012	110,314	2.96	3,332,098	129,420	3.88

Other interest-bearing liabilities:
FHLB advances	187,920	5,407	2.88	87,957	4,168	4.74
Other borrowings	114,077	2,271	1.99	82,796	3,214	3.88
Junior subordinated debentures	123,716	7,353	5.94	116,725	8,888	7.61
Total borrowings	425,713	15,031	3.53	287,478	16,270	5.66
Total interest-bearing liabilities	4,147,725	125,345	3.02	3,619,576	145,690	4.03

Non-interest-bearing liabilities	30,335			58,371

Total liabilities	4,178,060			3,677,947

Stockholders’ equity	428,041			366,525

Total liabilities and stockholders’ equity	$4,606,101			$4,044,472

Net interest income/rate spread		$147,813	3.36%		$149,807	3.86%

Net interest margin			3.45%			4.00%
Ratio of average interest-earning assets to average interest-bearing liabilities			103.21%			103.52%

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)	Average balances include non-interest-bearing deposits.
(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

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

Table 20:  Rate/Volume Analysis

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 Increase (Decrease) in Income/Expense Due to

	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Mortgage loans	$1,908	$(15,076)	$(13,168)	$(4,027)	$(8,992)	$(13,019)	$(26,149)	$(697)	$(26,846)
Commercial/agricultural loans	(5,742)	(2,183)	(7,925)	3,802	(7,798)	(3,996)	(5,802)	(1,319)	(7,121)
Consumer and other loans	(160)	(174)	(334)	(48)	(188)	(236)	(47)	(162)	(209)
Total loans (1)	(3,994)	(17,433)	(21,427)	(273)	(16,978)	(17,251)	(31,998)	(2,178)	(34,176)

Mortgage-backed securities	(506)	(84)	(590)	(336)	(1,676)	(2,012)	60	1,358	1,418
Other securities	(2,524)	4,223	1,699	(2,007)	1,411	(596)	(5,573)	2,857	(2,716)
Interest-bearing deposits with banks	(24)	(177)	(201)	--	571	571	(168)	209	41
FHLB stock	--	--	--	--	--	--	(355)	--	(355)
Total investment securities	(3,054)	3,962	908	(2,343)	306	(2,037)	(6,036)	4,424	(1,612)
Total net change in interest income on interest-earning assets	(7,048)	(13,471)	(20,519)	(2,616)	(16,672)	(19,288)	(38,034)	2,246	(35,788)

Interest-bearing liabilities:
Deposits (2)	(17,631)	(8,525)	(26,156)	(31,123)	232	(30,891)	(28,163)	1,060	(27,103)

FHLB advances	(7)	(941)	(948)	(10)	(1,299)	(1,309)	(531)	(2,249)	(2,780)
Other borrowings	115	(298)	(183)	234	9	243	(2,573)	2,507	(66)
Junior subordinated debentures	(33)	--	(33)	(528)	--	(528)	(2,599)	--	(2,599)
Total borrowings	75	(1,239)	(1,164)	(304)	(1,290)	(1,594)	(5,703)	258	(5,445)
Total net change in interest expense on interest-bearing liabilities	(17,556)	(9,764)	(27,320)	(31,427)	(1,058)	(32,485)	(33,866)	1,318	(32,548)

Net change in net interest income	$10,508	$(3,707)	$6,801	$28,811	$(15,614)	$13,197	$(4,168)	$928	$(3,240)

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.
(2)	Average balances include non-interest-bearing deposits.

Provision and Allowance for Loan Losses.  During the year ended December 31, 2011, the provision for loan losses was $35.0 million, compared to $70.0 million for the year ended December 31, 2010.  As discussed in the “Summary of Critical Accounting Policies” section above and in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

While our provision for loan losses was substantially less in the year ended December 31, 2011 than in 2010, it remained elevated in relation to historical loss rates prior to the economic downturn in response to still high levels of delinquencies, non-performing assets and net charge-offs  as well as declining property values during the year.  However, all of these asset quality indicators improved significantly throughout the year, allowing us to decrease the level of provisioning as the year progressed and compared to the prior year.  Although the provision for loan losses for the year ended December 31, 2011 continued to largely reflect material levels of delinquencies and net charge-offs for construction, land and land development loans, our exposure to these types of loans was further reduced during the year as problem asset resolutions occurred.  The provision and allowance for loan losses also continue to reflect our concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns have remained elevated during the past three years as price declines for housing and related lot and land markets have occurred in most areas of the Puget Sound and Portland regions where a significant portion of our one-to four-family residential and construction and development loans and are located.  Aside from housing-related construction and development loans, non-performing loans often reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity and declining commercial real estate values have been significant contributing factors to more recent late-cycle defaults in other non-housing-related segments of the portfolio.

We recorded net charge-offs of $49 million for the year ended December 31, 2011, compared to $68 million for the prior year, and non-performing loans decreased by $76 million during the year to $75 million at December 31, 2011, compared to $151 million at December, 31, 2010.  A comparison of the allowance for loan losses at December 31, 2011 and 2010 reflects a decrease of $14 million, or 15%, to $83 million at December 31, 2011, from $97 million at December 31, 2010.  The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 2.52% at December 31, 2011, compared to 2.86% at December 31, 2010.  However, as a result of the reduction in problem loans, the allowance as a percentage of non-performing loans increased to 110% at December 31, 2011, compared to 64% a year earlier.

As of December 31, 2011, we had identified $130 million of impaired loans.  Impaired loans are comprised of loans on nonaccrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools.  Loans totaling $82 million were subjected to a specific impairment analysis and of those loans, $44 million were found to not require a specific loss allowance for credit losses at December 31, 2011 as their estimated collateral value was equal to or exceeded their carrying costs, which in some cases was net of substantial write-offs.  The remaining $38 million of loans subjected to a specific impairment analysis were found to require specific allowances totaling $7 million.  Impaired loans that were collectively evaluated for reserve purposes within homogeneous pools totaled $48 million and were found to require allowances totaling $3 million.  The $48 million evaluated for reserve purposes within homogeneous pools included $24 million of restructured loans which are currently performing according to their restructured terms.

We believe that the allowance for loan losses as of December 31, 2011 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated (dollars in thousands):

Table 21:  Changes in Allowance for Loan Losses

	Years Ended December 31
	2011	2010	2009	2008	2007

Balance, beginning of period	$97,401	$95,269	$75,197	$45,827	$35,535

Provision	35,000	70,000	109,000	62,500	5,900
Allowances added through business combinations	--	--	--	--	7,276

Recoveries of loans previously charged off:
Commercial real estate	53	--	--	1,530	--
Multifamily real estate	--	--	--	--	--
Construction and land	1,602	897	715	192	62
Commercial business	356	2,865	545	471	678
Agricultural business, including secured by farmland	1,082	45	38	1,048	275
One- to four-family real estate	20	136	138	45	338
Consumer	304	284	275	185	138
	3,417	4,227	1,711	3,471	1,491

Loans charged off:
Commercial real estate	(6,079)	(1,668)	(1)	(7)	--
Multifamily real estate	(682)	--	--	--	--
Construction and land	(26,328)	(43,592)	(64,456)	(27,020)	(1,344)
Commercial business	(9,910)	(15,244)	(11,541)	(7,323)	(1,081)
Agricultural business, including secured by farmland	(8,396)	(1,940)	(3,877)	(60)	(650)
One- to four-family real estate	(477)	(7,860)	(8,795)	(934)	(385)
Consumer	(1,034)	(1,791)	(1,969)	(1,257)	(915)
	(52,906)	(72,095)	(90,639)	(36,601)	(4,375)

Net charge-offs	(49,489)	(67,868)	(88,928)	(33,130)	(2,884)

Balance, end of period	$82,912	$97,401	$95,269	$75,197	$45,827

Allowance for loan losses as a percent of total loans	2.52%	2.86%	2.51%	1.90%	1.20%
Net loan charge-offs as a percent of average outstanding loans during the period	1.50%	1.88%	2.28%	0.84%	0.08%
Allowance for loan losses as a percent of non-performing loans	110%	64%	45%	40%	108%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 22:  Allocation of Allowance for Loan Losses

	December 31
	2011		2010		2009		2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Specific or allocated loss allowances (1):
Commercial real estate	$16,457	33.1%	$11,779	31.3%	$8,278	28.5%	$4,199	25.6%	$3,771	23.2%
Multifamily real estate	3,952	4.2	3,963	4.0	90	4.1	87	3.8	934	4.4
Construction and land	18,184	9.8	33,121	13.0	45,209	18.6	38,253	26.3	7,569	32.0
Commercial business	15,159	18.2	24,545	17.2	22,054	16.8	16,533	17.2	19,026	18.3
Agricultural business, including secured by farmland	1,548	6.6	1,846	6.0	919	5.4	530	5.2	1,419	4.9
One- to four-family real estate	12,299	19.5	5,829	20.1	2,912	18.6	752	15.1	1,987	14.8
Consumer	1,253	8.6	1,794	8.4	1,809	8.0	1,730	6.8	3,468	2.4
Total allocated	68,852		82,877		81,271		62,084		38,174

Estimated allowance for undisbursed commitments	678	n/a	1,426	n/a	1,594	n/a	1,108	n/a	330	n/a
Unallocated (1)	13,382	n/a	13,098	n/a	12,404	n/a	12,005	n/a	7,323	n/a

Total allowance for loan losses	$82,912	100.0%	$97,401	100.0%	$95,269	100.0%	$75,197	100.0%	$45,827	100.0%

(1)
We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectability is not reasonably assured).  The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, increased $4.9 million to $34.0 million for the year ended December 31, 2011, compared to $29.1 million for the year ended December 31, 2010.  This increase was primarily due to a $3 million recovery of a security that had been written off as an OTTI charge in the prior year, which was partially offset by a $2.4 million unfavorable variance in net fair value adjustments compared to the prior year.  Excluding the fair value and OTTI adjustments, other operating income from core operations remained essentially unchanged at $31.6 million for the years ended December 31, 2011 and 2010, as increased deposit fees and other service charges were offset by decreased revenues from mortgage banking activity.  Importantly, and primarily as a result of growth in our customer base, income from deposit fees and other service charges increased by $953,000, or approximately 4%, to $23.0 million for the year ended December 31, 2011, compared to $22.0 million for the prior year.  While our mortgage banking activity increased in the second half of the year, gain on sale of loans decreased by $1.2 million to $5.2 million for the full year ended December 31, 2011, compared to $6.4 million in the prior year.  Loan sales for the year ended December 31, 2011 totaled $282 million, compared to $351 million for the year ended December 31, 2010.  By contrast, loan servicing fee income increased $127,000 compared to the prior year, reflecting an increase in the balance of loans serviced for others.  Miscellaneous revenues also increased modestly, largely as a result of increased fees associated with interest rate swaps which were partially offset by lower returns on bank-owned life insurance.  For the year ended December 31, 2011, we recorded a net charge of $624,000 for changes in the valuation of financial instruments carried at fair value, compared to a net gain of $1.7 million for the year ended December 31, 2010.  The adjustments in 2011 primarily reflect changes in the valuation of the junior subordinated debentures we have issued, which resulted in $1.6 million in charges that were partially offset by net gains in the values of certain investment securities.  The net fair value gain in 2010 was largely a result of the impact of lower market interest rates on the valuation of certain fixed-rate securities.  Additionally, in 2011, we had a $3.0 million recovery as a result of the full cash repayment of a trust preferred security issued by a commercial bank that had been written off as an OTTI charge in 2010.  For the year ended December 31, 2010, we had total OTTI charges of $4.2 million, while in 2011 we did not experience any OTTI charges.  As discussed more thoroughly in Note 22 of the Notes to the Consolidated Financial Statements, the valuation for many of these financial instruments has become very difficult and more subjective in recent periods as current and reliable observable transaction data does not exist.

Other Operating Expenses.  Other operating expenses for the year ended December 31, 2011 totaled $158.1 million compared to $160.8 million in 2010, a decrease of $2.7 million, or 2%, compared to the prior year, largely as a result of decreased costs related to REO and FDIC deposit insurance which were partially offset by increased compensation expenses.  While lower in 2011 than in 2010, both years’ expenses reflect significant charges related to REO operations, including holding costs, losses on sales and valuation adjustments on foreclosed properties. Total REO expenses were $22.3 million, including $16.4 million of losses and valuation adjustments, for the year ended December 31, 2011, compared to $26.0 million, including $17.0 million of losses and valuation adjustments, for the year ended December 31, 2010.  Importantly, however, our total REO was reduced by nearly $58 million during 2011 to $43 million at December 31, 2011, compared to $101 million a year earlier. The cost of FDIC insurance decreased by $2.6 million compared to the prior year, largely because of changes in the assessment formula mandated in the Dodd-Frank Act.  Salary and employee benefits increased $5.0 million to $72.5 million for the year ended December 31, 2011 from $67.5 million for the year ended December 31, 2009, primarily reflecting changes in compensation levels and benefit costs.  The increase in compensation costs was partially offset by an $800,000 increase in the amount of the credit for capitalized loan origination costs as a result of increased new loan originations and a $671,000 reduction in occupancy and equipment expenses as a result of lower equipment and software depreciation and charges.  Payment and card processing expenses increased by $807,000, primarily reflecting the increased number of transaction accounts and increased customer usage of debit and credit cards.  All other expenses were only modestly changed from the prior year.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  However, because of adjustments to the valuation allowance for our net deferred tax asset, there was no provision for income taxes for the year ended December 31, 2011, although our pre-tax net income was $5.5 million.  For the year ended December 31, 2010, as a result of establishing the deferred tax valuation allowance, we recorded a net provision for income taxes of $18.0 million which resulted in an effective tax rate of negative 41.0%.

At December 31, 2009, the Company had recorded a net deferred income tax asset of approximately $14.8 million and current taxes receivable of $17.4 million.  By June 30, 2010, the net deferred tax asset decreased slightly to $14.4 million, while tax benefits for the first two quarters of 2010 increased our current taxes receivable to $22.6 million.  During the third quarter of 2010, it was determined that the Company would provide a full valuation allowance against its net deferred tax asset.  Reasons for the determination included the negative evidence of three years of cumulative losses, the modest pace of economic recovery, and the continued difficulty in segments of the loan portfolio that put a near-term return to profitability in question.  A valuation allowance was established during the third quarter of 2010 against the entire net deferred tax asset, reducing the balance, net of the allowance, to zero.  The valuation allowance was subsequently adjusted and will continue to be adjusted going forward for any changes in the net deferred tax asset, and the balance of our deferred tax asset, net of the allowance, will continue to remain at zero on our balance sheet for an indefinite period of time.  For more information on deferred taxes, see Note 13 of the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

Despite generating a meaningful increase in revenues from our core operations, as a result of an elevated level of credit costs reflecting the continued weakness in the economy, ongoing strains in housing markets and further deterioration of property values, for the year ended December 31, 2010, we had a net loss of $61.9 million.  After providing for the preferred stock dividend of $6.2 million and related discount accretion of $1.6 million, the net loss to common shareholders was $69.7 million, or ($7.21) per diluted share.  This loss compared to a net loss to common shareholders of $43.5 million, or ($16.31) per diluted share, for the year ended December 31, 2009.  The pre-tax loss for the year 2010 of $43.9 million compared favorably with the pre-tax loss in 2009 of $62.8 million, as we experienced lower loan loss provisioning and an expanded net interest margin compared to the earlier year.  However, as a result of recording a full valuation adjustment against our net deferred tax asset, our provision for income taxes was $18.0 million for the year ended December 31, 2010, compared to a net benefit from income taxes of $27.1 million for the year ended December 31, 2009.  As more fully explained below, our provision for loan losses was $70.0 million for the year ended December 31, 2010, compared to $109.0 million for the prior year.

Our net interest income for 2010 increased by $13.2 million, or 9%, to $157.8 million, primarily because of a significant reduction in deposit costs, and was the most important component of the significant growth in revenues from core operations.  Our operating results for the year ended December 31, 2010 also included a decrease in other operating income, which was particularly influenced by a lower $1.7 million ($1.4 million after tax) net gain as a result of changes in the valuation of financial instruments carried at fair value compared to a net gain of $12.5 million ($8.0 million after tax) for the prior year.  Additionally, we recognized OTTI charges on certain investment securities of $4.2 million for the year ended December 31, 2010, compared to $1.5 million a year earlier.  Excluding these fair value adjustments and OTTI charges, other operating income decreased only slightly to $31.6 million for the year ended December 31, 2010 compared to $32.7 million in 2009, primarily as a result of decreased gains on the sale of loans from mortgage banking operations.  Other operating expenses of $160.8 million for the year ended December 31, 2010 increased from $142.0 million for the prior year, primarily the result of higher collection costs and valuation allowances on REO which were partially offset by reduced costs for compensation, occupancy and deposit insurance expense.

Compared to levels a year earlier, total assets decreased 7% to $4.406 billion at December 31, 2010, net loans decreased 11% to $3.306 billion, and deposits decreased 7% to $3.591 billion.  Additionally, total borrowings (including FHLB advances, retail repurchase agreements and junior subordinated debentures) decreased $147 million, or 35%, to $268 million while total stockholders’ equity increased by $106 million.  The average balance of interest-earning assets was $4.297 billion for the year ended December 31, 2010, a decrease of $51 million, or 1%, compared to $4.348 billion one year earlier.

Net Interest Income.  Net interest income before provision for loan losses increased by $13.2 million, or 9%, to $157.8 million for the year ended December 31, 2010, compared to $144.6 million one year earlier, primarily as a result of the increase in the net interest margin and despite a modest decrease in average interest-earning assets.  The net interest margin of 3.67% for the year ended December 31, 2010 increased 34 basis points from the prior year, largely as a result of the effect of a much lower cost of deposits which more than offset a decrease in asset yields.  Our interest on loans during both years was adversely affected by a high level of nonaccrual loans and other non-performing assets.  Nonaccruing loans reduced the margin by 34 basis points during the year ended December 31, 2010, a modest improvement compared to a 41 basis point reduction for the prior year.  In addition, the mix of earning assets changed to include fewer loans and more securities and interest-bearing deposits as our on-balance-sheet liquidity increased.  This shift in the mix in the very low interest rate environment had a further adverse effect on earning asset yields.  Reflecting generally lower market interest rates as well as changes in asset mix, including a higher level of low yielding interest-bearing deposits with banks, the yield on earning assets for the year ended December 31, 2010 decreased by 39 basis points compared to the prior year.  More importantly, funding costs were also significantly lower; especially deposit costs which decreased 82 basis points to 1.39% from 2.21% a year earlier, more than offsetting the decline in asset yields.  As a result, the net interest spread expanded to 3.61% for the year ended December 31, 2010 compared to 3.23% for the prior year and was only partially offset by the 1% decline in average interest-earning assets.

Interest Income.  Interest income for the year ended December 31, 2010 was $218.1 million, compared to $237.4 million for the prior year, a decrease of $19.3 million, or 8%.  The decrease in interest income occurred as a result of a $51 million decrease in the average balance of interest earning assets, as well as a 39 basis point decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 5.07% for the year ended December 31, 2010, compared to 5.46% one year earlier, largely as a result of changes in the mix of assets and the impact of lower market rates on the securities portfolio.  Federal Reserve monetary policy actions during the year were designed to maintain short-term market interest rates at the extremely low levels of the preceding two years and to move intermediate- and longer-term rates lower in 2010.  Despite the pressure from lower market interest rates, loan yields were nearly unchanged at 5.70% for the year ended December 31, 2010 compared to 5.72% in the preceding year primarily because of a decrease in the amount of non-performing loans.  Average loans receivable for the year ended December 31, 2010 decreased $293 million, or 8%, to $3.607 billion, compared to $3.901 billion for the prior year.  Interest income on loans decreased by $17.3 million, also 8%, to $205.8 million for the year from $223.0 million for the year ended December 31, 2009, with very little impact from the two basis point decrease in the average yield on loans.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $243 million (excluding the effect of fair value adjustments) for the year ended December 31, 2010, while the interest and dividend income from those investments decreased by $2.0 million compared to the prior year.  The effect of the increased average balance was more than offset as the average yield on the securities portfolio and cash equivalents decreased to 1.78% for the year ended December 31, 2010, from 3.20% one year earlier.  The 142 basis point decrease in the yield on the securities portfolio (which followed a 141 basis decrease during 2009) is a reflection of the low interest rate environment as well as change in the mix of those assets, particularly the increase in daily interest-bearing deposits.

Interest Expense.  Interest expense for the year ended December 31, 2010 was $60.3 million, compared to $92.8 million for the prior year, a decrease of $32.5 million, or 35%.  The decrease in interest expense occurred as a result of a 77 basis point decrease in the average cost of all interest-bearing liabilities to 1.46% for the year ended December 31, 2010, from 2.23% one year earlier, and a $39 million decrease in average interest-bearing liabilities.  The decrease in average interest-bearing balances reflected a modest increase in average deposits for the year that was more than offset by a decrease in average FHLB advances.

Deposit interest expense decreased $30.9 million, or 37%, to $52.3 million for the year ended December 31, 2010 compared to $83.2 million for the prior year as a result of an 82 basis point decrease in the cost of interest-bearing deposits and despite an $11 million increase in the average balance of deposits.  Average deposit balances increased slightly to $3.769 billion for the year ended December 31, 2010, from $3.758 billion for the year ended December 31, 2009, while the average rate paid on deposit balances decreased to 1.39% for the year 2010 from 2.21% for the prior year.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our aggregate cost of deposits.  This lower degree of volatility and lag effect for deposit pricing was evident in both years in the decrease in deposit costs as the Federal Reserve pursued policies first to aggressively lower short-term interest rates by 500 basis points from September 18, 2007 to December 31, 2008 and subsequently to maintain the very low level of interest rates.  Furthermore, competitive pricing pressure for interest-bearing deposits was quite intense for certain earlier periods, as many financial institutions experienced increased liquidity concerns in the deteriorating economic conditions.  However, as market rates remained low for an extended period and competitors’ liquidity strains were generally mitigated, we experienced significantly declining deposit costs during 2009 and 2010.  Further, continued changes in our deposit mix, reflecting growth in lower cost transaction and savings accounts, also meaningfully contributed to the decrease in our funding costs.

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

The average balance for other borrowings, consisting of customer retail repurchase agreements and senior bank notes, was $176 million for the year ended December 31, 2010, an increase of $839,000 over the prior year, while the related interest expense for other borrowings increased by $243,000 to $2.4 million for the year ended December 31, 2010, from $2.2 million one year earlier.  The average rate paid on other borrowings increased 13 basis points to 1.39% for the year ended December 31, 2010, compared to 1.26% one year earlier.  The increased average rate in 2010 reflected a change in the mix of average balances to include proportionally more of the senior bank notes in 2010 than in 2009.  The senior bank notes were issued on March 31, 2009, have a fixed cost, including the FDIC guarantee fee and the amortization of origination expenses, of 3.82% and mature on March 31, 2012.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance (excluding the effect of fair value adjustments) of $124 million for both the years ended December 31, 2010 and 2009.  The average rate decreased 42 basis points between these periods to 3.42%.  These junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.  The lower average cost of the junior subordinated debentures in 2010 reflected the impact of lower short-term market interest rates, particularly for periods in early 2010 compared to similar periods in 2009.

Provision and Allowance for Loan Losses.  During the year ended December 31, 2010, the provision for loan losses was $70.0 million, compared to $109.0 million for the year ended December 31, 2009.  For both years, the provision for loan losses was the most important factor contributing to our disappointing operating results.  While the provision for loan losses was significantly less in the year ended December 31, 2010 than in 2009, it was still significantly above loss rates experienced prior to 2008, primarily in response to the high levels of net charge-offs throughout the year.  The provision for loan losses for the year ended December 31, 2010 continued to primarily reflect material levels of delinquent and non-performing construction, land and land development loans for one- to four-family properties and additional declines in property values.  It also reflected our concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures might further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns heightened during the second half of 2008 and remained elevated as additional evidence of price declines for certain housing and related lot and land markets accumulated.  These concerns were further validated by appraisals of certain properties included in our portfolio of real estate acquired through foreclosure which led to the valuation adjustments noted in other parts of this report.  Aside from housing-related construction and development loans, non-performing loans continued to generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity also became a significant contributing factor to late-cycle defaults in other non-housing-related segments of the portfolio.

We recorded net charge-offs of $68 million for the year ended December 31, 2010, compared to $89 million for the prior year, and non-performing loans decreased by $62 million during the year to $151 million at December 31, 2010, compared to $214 million at December, 31, 2009.  The allowance for loan losses at December 31, 2010 showed a modest increase of $2 million, or 2%, to $97 million, from $95 million at December 31, 2009.  However, with the decrease in loan balances, the allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 2.86% at December 31, 2010, compared to 2.51% at December 31, 2009.  Likewise, the allowance as a percentage of non-performing loans increased to 64% at December 31, 2010, compared to 45% a year earlier.

As of December 31, 2010, we had identified $212 million of impaired loans.  Loans totaling $157 million were subjected to a specific impairment analysis and of those loans, $98 million were found to have no need for an allowance for credit losses as their estimated collateral value is equal to or exceeds their carrying costs, which in some cases is net of substantial write-offs.  The remaining $59 million of loans subjected to a specific impairment analysis were found to require allowances totaling $15 million.  Impaired loans that were collectively evaluated for reserve purposes within homogeneous pools totaled $54 million and were found to require allowances totaling $4 million.  The $54 million evaluated for reserve purposes within homogeneous pools included $32 million of restructured loans which were performing according to their restructured terms.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, decreased $14.5 million to $29.1 million for the year ended December 31, 2010, compared to $43.7 million for the prior year primarily due to a decline in favorable fair value adjustments and an increase in OTTI charges.  Excluding the fair value adjustments and OTTI charges, other operating income from core operations decreased by the more modest $1.0 million, or 3%, to $31.6 million for the year ended December 31, 2010 compared to $32.7 million for the prior year, primarily as a result of decreased mortgage banking activity.  The pace of mortgage banking activity was slowing down by the final quarter of 2009, and for the full year 2010, the activity was not as strong.  As a result, the gain on sale of loans decreased by $2.5 million to $6.4 million for the year ended December 31, 2010, compared to $8.9 million in the prior year.  Loan sales for the year ended December 31, 2010 totaled $351 million, compared to $563 million for the year ended December 31, 2009.  By contrast, loan servicing fee income increased $858,000 compared to the prior year, reflecting an increase in the balance of loans serviced for others as well as an $800,000 valuation adjustment recorded in the previous year.  Primarily as a result of growth in our customer base, income from deposit fees and other service charges increased by $615,000, or approximately 3%, to $22.0 million for the year ended December 31, 2010, compared to $21.4 million for the prior year.  For the year ended December 31, 2010, we recorded a net gain of $1.7 million for the change in valuation of financial instruments carried at fair value, compared to a net gain of $12.5 million for the year ended December 31, 2009.  The fair value adjustments in 2010 were largely centered in our trading and available-for-sale investment portfolios as a result of the impact of lower market interest rates on the valuation of certain fixed-rate securities.  The adjustments in 2009 primarily reflected changes in the valuation of the junior subordinated debentures we have issued, which resulted in a large gain, partially offset by reductions in the values of the trust preferred securities which we own, including collateralized debt obligations secured by pools of trust preferred securities.  Additionally, we experienced an increase in OTTI charges on certain trust preferred securities, which reduced income by $4.2 million for the twelve months ended December 31, 2010, compared to charges of $1.5 million for the same period one year earlier.

Other Operating Expenses.  Other operating expenses for the year ended December 31, 2010 totaled $160.8 million compared to $142.1 million in 2009, an increase of $18.7 million, or 13%, compared to the prior year.  Other operating expenses for 2010 reflected significantly higher expenses related to REO operations, including $1.9 million of losses on sales and $15.1 million of valuation adjustments on existing REO properties.  Total REO expenses increased $18.9 million to $26.0 million for the year ended December 31, 2010, compared to $7.1 million a year earlier.  All other categories of expense, net, decreased only $157,000.  Salary and employee benefits decreased $1.2 million to $67.5 million for the year ended December 31, 2010 from $68.7 million for the year ended December 31, 2009, primarily reflecting reduced staffing levels and lower commission expense for mortgage banking operations.  Likewise, occupancy costs decreased $1.2 million to $22.2 million for the year ended December 31, 2010 compared to $23.4 million one year earlier as we continued to achieve additional operating efficiencies in this important area following the successful multi-year integration of our 2007 acquisitions.  Operating expenses for the year ended December 31, 2010 also included $8.6 million for deposit insurance, a decrease of $1.3 million from the prior year that included a special assessment of $2.0 million collected in June 2009 which did not recur in 2010.  By contrast, the offset cost of capitalized loan origination costs decreased $1.7 million as origination of certain loan types decreased during 2010.  All other operating expenses, net, increased $1.9 million, largely as a result of additional payment and card processing expenses reflecting increased customer activity and higher legal and insurance expenses.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  Our effective tax rate for the year ended December 31, 2010 was a negative 41.0%, which resulted from tax expense (related to the deferred tax asset valuation allowance) despite a pre-tax loss.  For more information on deferred taxes, see Note 13 of the Notes to the Consolidated Financial Statements.  For the year ended December 31, 2009, we had an effective tax rate of 43.1%, which represented a tax benefit on our pre-tax loss during that year.  In both years the effective tax rate reflected the recording of tax credits related to certain Community Reinvestment Act investments combined with the tax benefits of tax exempt income from municipal securities and bank-owned life insurance policies.  The impact of those tax credits and tax exempt income (combined with the taxable loss in 2010) resulted in an effective tax rate that is somewhat higher than the expected statutory rate.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, many of the floating-rate loans with interest rate floors are in portions of the portfolio currently experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  As of December 31, 2011, our loans with interest rate floors totaled approximately $1.5 billion and had a weighted average floor rate of 5.40%.  An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates.  Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced.  By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid.  Further, non-interest-bearing deposits provide a meaningful portion of our funding.  As a result, a prolonged period of very low interest rates will likely result in compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks.

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

The following table sets forth as of December 31, 2011 and 2010, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands).

Table 23: Interest Rate Risk Indicators

	December 31, 2011
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Economic Value of Equity

+400	$(227)	(0.1)%	$(153,297)	(25.0)%
+300	537	0.3	(106,609)	(17.4)
+200	1,150	0.7	(64,836)	(10.6)
+100	1,218	0.7	(23,991)	(3.9)
0	--	--	--	--
-25	(207)	(0.1)	1,400	0.2

	December 31, 2010
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Economic Value of Equity

+400	$3,468	2.2%	$(161,606)	(26.5)%
+300	3,610	2.2	(130,238)	(21.4)
+200	3,148	2.0	(89,681)	(14.7)
+100	1,619	1.0	(50,985)	(8.4)
0	--	--	--	--
-25	(416)	(0.3)	6,009	1.0

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

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

Table 24, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2011 and 2010.  The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2011, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $359.3 million, representing a one-year cumulative gap to total assets ratio of 8.44%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of December 31, 2011 and 2010 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

The following tables provide a GAP analysis as of December 31, 2011 and 2010 (dollars in thousands):

Table 24:  Interest Sensitivity Gap

	December 31, 2011
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$167,009	$9,624	$21,206	$2,728	$1,161	$41	$201,769
Fixed-rate mortgage loans	158,622	95,103	309,196	158,238	172,391	67,471	961,021
Adjustable-rate mortgage loans	398,999	140,517	394,604	183,712	(1,232)	--	1,116,600
Fixed-rate mortgage-backed securities	19,084	15,570	41,066	22,042	14,736	1,803	114,301
Adjustable-rate mortgage-backed securities	1,409	573	4,808	--	--	--	6,790
Fixed-rate commercial/agricultural loans	82,787	33,377	78,773	19,826	231	--	214,994
Adjustable-rate commercial/agricultural loans	483,640	18,628	36,131	14,960	739	--	554,098
Consumer and other loans	161,976	13,388	39,505	18,441	19,292	1,538	254,140
Investment securities and interest-earning deposits	306,433	149,956	55,225	19,773	37,881	64,066	633,334

Total rate sensitive assets	1,779,959	476,736	980,514	439,720	245,199	134,919	4,057,047

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	172,355	151,726	354,028	354,028	--	--	1,032,137
Money market deposit accounts	207,728	124,637	83,091	--	--	--	415,456
Certificates of deposit	534,399	430,674	221,332	60,865	3,208	18	1,250,496
FHLB advances	--	--	10,000	--	--	--	10,000
Other borrowings	50,000	--	--	--	--	(3)	49,997
Trust preferred securities	123,716	--	--	--	--	--	123,716
Retail repurchase agreements	102,131	--	--	--	--	--	102,131

Total rate sensitive liabilities	1,190,329	707,037	668,451	414,893	3,208	15	2,983,933

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$589,630	$(230,301)	$312,063	$24,827	$241,991	$134,904	$1,073,114

Cumulative excess (deficiency) of interest-sensitive assets	$589,630	$359,329	$671,392	$696,219	$938,210	$1,073,114	$1,073,114

Cumulative ratio of interest-earning assets to interest-bearing liabilities	149.54%	118.94%	126.17%	123.36%	131.44%	135.96%	135.96%

Interest sensitivity gap to total assets	13.85%	(5.41)%	7.33%	0.58%	5.68%	3.17%	25.21%

Ratio of cumulative gap to total assets	13.85%	8.44%	15.77%	16.35%	22.04%	25.21%	25.21%

(footnotes follow)

Table 24:  Interest Sensitivity Gap (continued)
	December 31, 2010
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$231,539	$17,182	$16,450	$2,860	$--	$--	$268,031
Fixed-rate mortgage loans	138,884	97,025	300,409	158,481	164,202	70,315	929,316
Adjustable-rate mortgage loans	442,408	156,472	390,612	193,190	8,819	--	1,191,501
Fixed-rate mortgage-backed securities	10,377	8,673	23,043	12,150	11,438	5,981	71,662
Adjustable-rate mortgage-backed securities	1,842	896	7,594	--	--	--	10,332
Fixed-rate commercial/agricultural loans	68,934	34,246	70,209	25,952	5,474	1,336	206,151
Adjustable-rate commercial/agricultural loans	483,792	21,055	36,635	13,421	39	--	554,942
Consumer and other loans	159,753	11,987	49,388	17,393	22,047	1,067	261,635
Investment securities and interest-earning deposits	445,397	57,661	48,316	22,928	38,683	63,341	676,326

Total rate sensitive assets	1,982,926	405,197	942,656	446,375	250,702	142,040	4,169,896

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	166,612	142,518	332,542	332,542	--	--	974,214
Money market deposit accounts	229,517	137,710	91,807	--	--	--	459,034
Certificates of deposit	628,315	552,884	318,737	54,261	3,296	--	1,557,493
FHLB advances	33,023	--	10,000	--	--	--	43,023
Other borrowings	673	--	50,000	--	--	--	50,673
Trust preferred securities	97,942	25,774	--	--	--	--	123,716
Retail repurchase agreements	125,140	--	--	--	--	--	125,140

Total rate sensitive liabilities	1,281,222	858,886	803,086	386,803	3,296	--	3,333,293

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$701,704	$(453,689)	$139,570	$59,572	$247,406	$142,040	$836,603

Cumulative excess (deficiency) of interest-sensitive assets	$701,704	$248,015	$387,585	$447,157	$694,563	$836,603	$836,603

Cumulative ratio of interest-earning assets to interest-bearing liabilities	154.77%	111.59%	113.17%	113.43%	120.84%	125.10%	125.10%

Interest sensitivity gap to total assets	15.93%	(10.30)%	3.17%	1.35%	5.62%	3.22%	18.99%

Ratio of cumulative gap to total assets	15.93%	5.63%	8.80%	10.15%	15.76%	18.99%	18.99%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(431.8) million, or (10.1%) of total assets at December 31, 2011, and $(508.9) million, or (11.6%), at December 31, 2010.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 19, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans.  During the years ended December 31, 2011, 2010 and 2009, we purchased loans of $5 million, $341,000 and $1 million, respectively, while loan originations, net of repayments, totaled $270 million, $114 million and $582 million, respectively.  This activity was funded primarily by principal repayments on loans and securities and sales of loans.  During the years ended December 31, 2011, 2010 and 2009, we sold $282 million, $351 million, and $563 million, respectively, of loans.  During the years ended December 31, 2011 and 2010, deposits declined by $115 million and $274 million, respectively, while we experienced net deposit growth of $87 million for the year ended December 31, 2009.  The decrease in deposits in the two most recent years was driven by our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off.  Additionally, during this period we reduced our reliance on both public funds and brokered deposits.  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  FHLB advances (excluding fair value adjustments) decreased $33 million and $146 million, respectively, for the years ended December 31, 2011 and 2010 after increasing by $79 million during the year ended December 31, 2009.  Other borrowings, including the $50 million of senior bank notes issued under the TLGP and $102 million of retail repurchase agreements, decreased $24 million to $152 million during the year ended December 31, 2011, following a decrease of $1 million in 2010 and an increase of $32 million in 2009.  Excluding fair value adjustments, our junior subordinated debentures were unchanged for each of the three years ended December 31, 2011.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2011, 2010 and 2009, we used our sources of funds primarily to fund loan commitments, purchase securities, add to our short-term liquidity position and pay maturing savings certificates and deposit withdrawals.  At December 31, 2011, we had outstanding loan commitments totaling $834 million, including undisbursed loans in process and unused credit lines totaling $803 million.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Board borrowings.  We maintain credit facilities with the FHLB-Seattle, which at December 31, 2011 provide for advances that in the aggregate may equal the lesser of  35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $830 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $25 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $11 million, or less than 1% of our assets at December 31, 2011.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank can borrow from 57% up to 91% of eligible loans, depending on collateral type and risk rating.  We currently estimate the Federal Reserve’s BIC program would provide additional borrowing capacity of $524 million.  We had no funds borrowed from the Federal Reserve Bank at December 31, 2011 or 2010.

At December 31, 2011, certificates of deposit amounted to $1.250 billion, or 36% of our total deposits, including $972 million which were scheduled to mature within one year.  Certificates of deposit declined from 43% of our total deposits at December 31, 2010, and 50% of total deposits at December 31, 2009, reflecting our efforts to shift the portfolio mix into lower cost core deposits.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature, although in 2010 and 2011 we intentionally encouraged certificates of deposit to decline.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

In addition to junior subordinated debentures, our capital base is primarily comprised of senior preferred stock, common stock and paid in capital, which were reduced by an accumulated deficit largely as a result of goodwill impairment charges recorded in 2009.  In the year ended December 31, 2008, we received $124 million when we issued senior preferred stock and a related warrant to the U.S. Treasury through its Capital Purchase Program.  The senior preferred stock and warrant remained outstanding at December 31, 2011.  During 2010, the Company completed a secondary offering of its common stock, resulting in net proceeds of $162 million.  (For additional information see Notes 2 and 17 of the Notes to the Consolidated Financial Statements.)  Further, during the years ended December 31, 2011, 2010 and 2009, we issued shares of common stock through our DRIP, which resulted in net proceeds of $22 million, $16 million and $15 million, respectively.  The Company has allocated a significant portion of the net proceeds from these capital raising activities to strengthen Banner Bank’s regulatory capital ratios; however, at December 31, 2011, Banner had retained $73 million of cash at the holding company.  The Company expects to use the remaining net proceeds for general working capital purposes, including additional capital investments in its subsidiary banks if appropriate and to support managed growth as economic conditions improve.

Capital Requirements

Banner Corporation is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve.  Banner Bank and Islanders Bank, as state-chartered, federally insured commercial banks, are subject to the capital requirements established by the FDIC.  The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to these standard requirements, the Bank MOU also requires Banner Bank to maintain Tier 1 Capital of not less than 10.0% of Banner Bank’s adjusted total assets.  At December 31, 2011, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding Banner Corporation’s and Banner Bank’s regulatory  capital requirements.)

The following table shows the regulatory capital ratios of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2011, and minimum regulatory requirements for the Banks to be categorized as “well-capitalized.”

Table 25:  Regulatory Capital Ratios

	Banner Corporation	Banner Bank	Islanders Bank	“Well-Capitalized” Minimum Ratio (1)
Capital Ratios

Total capital to risk-weighted assets	18.07%	15.81%	16.06%	10.00%
Tier 1 capital to risk-weighted assets	16.80	14.54	14.81	6.00
Tier 1 leverage capital to average assets	13.44	11.71	12.08	5.00

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

The following table shows the obligations of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2011 by maturity (in thousands):

Table 26: Contractual Obligations

	Due In One Year Or Less	Due In One to Three Years	Due In Three To Five Years	Due In More Than Five Years	Total

Advances from Federal Home Loan Bank	$--	$10,000	$--	$217	$10,217
Junior subordinated debentures	--	--	--	123,716	123,716
Retail repurchase agreements	102,031	--	--	--	102,031
Other borrowings	49,997		--	--	49,997
Operating lease obligations	6,713	10,657	5,715	10,826	33,911
Purchase obligation	4,562	6,626	4,255	--	15,443

Total	$163,303	$27,283	$9,970	$134,759	$335,315

At December 31, 2011, we had commitments to extend credit of $834 million.  In addition, we have contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.  For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 28: “Financial Instruments with Off-Balance-Sheet Risk.”

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

See pages 70-74 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended December 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section captioned “Proposal 4 – Adoption of the 2012 Restricted Stock Plan” in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

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

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

See Index to Consolidated Financial Statements on page 81.

	(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.

	(3)	Exhibits

See Index of Exhibits on page 143.

(b)		Exhibits

See Index of Exhibits on page 143.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: March 12, 2012	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Lloyd W. Baker
Mark J. Grescovich	Lloyd W. Baker
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Date: March 12, 2012	Date: March 12, 2012

/s/ David Casper	/s/ Robert D. Adams
David Casper	Robert D. Adams
Director	Director

Date: March 12, 2012	Date: March 12, 2012

/s/ Edward L. Epstein	/s/ Jesse G. Foster
Edward L. Epstein	Jesse G. Foster
Director	Director

Date: March 12, 2012	Date: March 12, 2012

/s/ Gary Sirmon	/s/ D. Michael Jones
Gary Sirmon	D. Michael Jones
Chairman of the Board	Former President and Chief Executive Officer; Director

Date: March 12, 2012	Date: March 12, 2012

/s/ Brent A. Orrico	/s/ Gordon E. Budke
Brent A. Orrico	Gordon E. Budke
Director	Director

Date: March 12, 2012	Date: March 12, 2012

/s/ Michael M. Smith	/s/ David A. Klaue
Michael M. Smith	David A. Klaue
Director	Director

Date: March 12, 2012	Date: March 12, 2012

/s/ Constance H. Kravas	/s/ John R. Layman
Constance H. Kravas	John R. Layman
Director	Director

Date: March 12, 2012	Date: March 12, 2012

/s/ Robert J. Lane
Robert J. Lane
Director

Date: March 12, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

March 12, 2012

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

March 12, 2012

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

Management with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of Banner Corporation’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on its assessment, Management concluded that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2011 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8.  The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries, (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banner Corporation and subsidiaries, as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with generally accepted accounting principles in the United States of America.  Also in our opinion, Banner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

/s/Moss Adams LLP

Moss Adams LLP
Portland, Oregon
March 12, 2012

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (in thousands, except shares)
December 31, 2011 and 2010

ASSETS	2011	2010

Cash and due from banks	$132,436	$361,652

Securities—trading, amortized cost $112,663 and $128,070, respectively	80,727	95,379
Securities—available-for-sale, amortized cost $462,579 and $199,058, respectively	465,795	200,227
Securities—held-to-maturity, fair value $80,107 and $73,916, respectively	75,438	72,087

Federal Home Loan Bank stock	37,371	37,371
Loans receivable:
Held for sale	3,007	3,492
Held for portfolio	3,293,331	3,399,625
Allowance for loan losses	(82,912)	(97,401)
	3,213,426	3,305,716

Accrued interest receivable	15,570	15,927
Real estate owned, held for sale, net	42,965	100,872
Property and equipment, net	91,435	96,502
Intangible assets, net	6,331	8,609
Income taxes receivable, net	--	12,981
Bank-owned life insurance (BOLI)	58,563	56,653
Other assets	37,255	42,106
	$4,257,312	$4,406,082
LIABILITIES
Deposits:
Non-interest-bearing	$777,563	$600,457
Interest-bearing transactions and savings accounts	1,447,594	1,433,248
Interest-bearing certificates	1,250,497	1,557,493
	3,475,654	3,591,198

Advances from FHLB at fair value	10,533	43,523
Other borrowings	152,128	175,813
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	49,988	48,425
Accrued expenses and other liabilities	23,253	21,048
Deferred compensation	13,306	14,603
	3,724,862	3,894,610
COMMITMENTS AND CONTINGENCIES (Notes 19 and 27)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized;
Series A – liquidation preference $1,000 per share, 124,000 shares issued and outstanding	120,702	119,000
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 17,553,472 shares issued: 17,519,132 shares and 16,130,440 shares outstanding at December 31, 2011 and 2010, respectively	531,149	509,457
Accumulated deficit	(119,465)	(115,348)
Accumulated other comprehensive income	2,051	350
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
34,340 restricted shares outstanding at December 31, 2011 and 2010	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(7,715)	(8,459)
Liability for common stock issued to deferred, stock related, compensation plans	7,715	8,459
	--	--
	532,450	511,472
	$4,257,312	$4,406,082

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
INTEREST INCOME:
Loans receivable	$184,357	$205,784	$223,035
Mortgage-backed securities	3,455	4,045	6,057
Securities and cash equivalents	9,751	8,253	8,278
	197,563	218,082	237,370
INTEREST EXPENSE:
Deposits	26,164	52,320	83,211
FHLB advances	370	1,318	2,627
Other borrowings	2,265	2,448	2,205
Junior subordinated debentures	4,193	4,226	4,754
	32,992	60,312	92,797

Net interest income before provision for loan losses	164,571	157,770	144,573

PROVISION FOR LOAN LOSSES	35,000	70,000	109,000
Net interest income	129,571	87,770	35,573

OTHER OPERATING INCOME:
Deposit fees and other service charges	22,962	22,009	21,394
Mortgage banking operations	5,154	6,370	8,893
Loan servicing fees, net of amortization and impairment	1,078	951	93
Miscellaneous	2,420	2,302	2,292
	31,614	31,632	32,672

Other-than-temporary impairment recovery (loss)	3,000	(4,231)	(1,511)
Net change in valuation of financial instruments carried at fair value	(624)	1,747	12,529
Total other operating income	33,990	29,148	43,690

OTHER OPERATING EXPENSES:
Salary and employee benefits	72,499	67,490	68,674
Less capitalized loan origination costs	(8,001)	(7,199)	(8,863)
Occupancy and equipment	21,561	22,232	23,396
Information/computer data services	6,023	6,132	6,264
Payment and card processing expenses	7,874	7,067	6,396
Professional services	6,017	6,401	6,084
Advertising and marketing	7,281	7,457	7,639
Deposit Insurance	6,024	8,622	9,968
State/municipal business and use taxes	2,153	2,259	2,154
REO operations	22,262	26,025	7,147
Amortization of core deposit intangibles	2,276	2,459	2,645
Miscellaneous	12,135	11,856	10,576
Total other operating expenses	158,104	160,801	142,080

Income (loss) before provision for (benefit from) income taxes	5,457	(43,883)	(62,817)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	--	18,013	(27,053)

NET INCOME (LOSS)	5,457	(61,896)	(35,764)

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	6,200	6,200	6,200
Preferred stock discount accretion	1,701	1,593	1,492
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,444)	$(69,689)	$(43,456)

Earnings (loss) per common share
Basic	$(0.15)	$(7.21)	$(16.31)
Diluted	$(0.15)	$(7.21)	$(16.31)
Cumulative dividends declared per common share	$0.10	$0.28	$0.28

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

NET INCOME (LOSS)	$5,457	$(61,896)	$(35,764)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $737, $244, and ($212), respectively	1,685	59	(377)
Amortization of unrealized gain on tax exempt securities transferred from available-for-sale to held-to-maturity	16	42	54
Other comprehensive income (loss)	1,701	101	(323)

COMPREHENSIVE INCOME (LOSS)	$7,158	$(61,795)	$(36,087)

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands)
For the Years Ended December 31, 2011, 2010 and 2009

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2011	$119,000	$509,457	$(115,348)	$350	$(1,987)	$--	$511,472

Net income (loss)			5,457				5,457

Change in valuation of securities—available-for- sale, net of income tax				1,685			1,685

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax				16			16

Accretion of preferred stock discount	1,701		(1,701)				--

Accrual of dividends on preferred stock			(6,200)				(6,200)

Accrual of dividends on common stock ($.10/share cumulative)			(1,673)				(1,673)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		21,556					21,556

Amortization of compensation related to restricted stock grant		111					111

Amortization of compensation related to stock options		25					25

Other	1						1

BALANCE, December 31, 2011	$120,702	$531,149	$(119,465)	$2,051	$(1,987)	$--	$532,450

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands)
For the Years Ended December 31, 2011, 2010 and 2009

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2010	$117,407	$331,538	$(42,077)	$249	$(1,987)	$(2)	$405,128

Net income (loss)			(61,896)				(61,896)

Change in valuation of securities—available-for- sale, net of income tax				59			59

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax				42			42

Accretion of preferred stock discount	1,593		(1,593)				--

Accrual of dividends on preferred stock			(6,200)				(6,200)

Accrual of dividends on common stock ($.28/share cumulative)			(3,582)				(3,582)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		16,201					16,201

Proceeds from issuance of common stock, net of offering costs		161,637					161,637

Amortization of compensation related to MRP						2	2

Amortization of compensation related to restricted stock grant		28					28

Amortization of compensation related to stock options		53					53

BALANCE, December 31, 2010	$119,000	$509,457	$(115,348)	$350	$(1,987)	$--	$511,472

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands)
For the Years Ended December 31, 2011, 2010 and 2009

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2009	$115,915	$316,740	$2,150	$572	$(1,987)	$(42)	$433,348

Net income (loss)			(35,764)				(35,764)

Change in valuation of securities—available-for- sale, net of income tax				(377)			(377)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				54			54

Additional registration costs for issuance of preferred stock		(47)					(47)

Accretion of preferred stock discount	1,492		(1,492)				--

Accrual of dividends on preferred stock			(6,200)				(6,200)

Accrual of dividends on common stock ($.28/share cumulative)			(771)				(771)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		14,723					14,723

Amortization of compensation related to MRP						40	40

Amortization of compensation related to stock options		122					122

BALANCE, December 31, 2009	$117,407	$331,538	$(42,077)	$249	$(1,987)	$(2)	$405,128

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(continued) (in thousands)
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

COMMON STOCK—SHARES ISSUED
Common stock, shares issued, beginning of period	16,165	3,077	2,450

Purchase and retirement of common stock	--	--	--
Issuance of unvested restricted common stock or exercise of stock options	16	17	--
Issuance of common stock for stockholder reinvestment program	1,372	837	627
Issuance of common stock through public offering	--	12,234	--

Net number of shares issued during the period	1,388	13,088	627

COMMON SHARES ISSUED, END OF PERIOD	17,553	16,165	3,077

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(34)	(34)	(34)
Issuance/adjustment of earned shares	--	--	--
Number of shares, end of period	(34)	(34)	(34)

NET COMMON STOCK—SHARES OUTSTANDING	17,519	16,130	3,043

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$5,457	$(61,896)	$(35,764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,593	9,208	9,777
Deferred income and expense, net of amortization	1,645	103	2,411
Amortization of core deposit intangibles	2,276	2,459	2,645
Other-than-temporary impairment losses (recovery)	(3,000)	4,231	1,511
Net change in valuation of financial instruments carried at fair value	624	(1,747)	(12,529)
Purchases of securities—trading	--	(3,266)	(69,760)
Proceeds from sales of securities—trading	--	--	6,458
Principal repayments and maturities of securities—trading	15,409	55,427	122,056
Deferred taxes	--	14,988	(9,070)
Equity-based compensation	136	83	162
Increase in cash surrender value of bank-owned life insurance	(1,910)	(2,057)	(1,916)
Gain on sale of loans, net of capitalized servicing rights	(3,226)	(4,634)	(3,884)
Loss on disposal of real estate held for sale and property and equipment	1,465	1,917	766
Provision for losses on loans and real estate held for sale	50,064	85,096	110,643
Origination of loans held for sale	(278,733)	(349,975)	(559,792)
Proceeds from sales of loans held for sale	282,444	350,980	562,708
Net change in:
Other assets	17,965	15,622	(36,008)
Other liabilities	2,104	(2,020)	(15,305)
Net cash provided from operating activities	101,313	114,519	75,109

INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(622,192)	(238,499)	(77,390)
Principal repayments and maturities of available-for-sale securities	328,037	131,900	27,922
Proceeds from sales of securities available-for-sale	28,179	1,965	--
Purchases of securities held-to-maturity	(12,480)	(8,727)	(17,975)
Principal repayments and maturities of securities held-to-maturity	12,074	8,416	2,856
Originations of loans, net of principal repayments and charge-offs	9,125	235,847	(21,645)
Purchases of loans and participating interest in loans	(5,092)	(341)	(1,376)
Purchases of property and equipment	(3,587)	(2,167)	(8,865)
Proceeds from sale of real estate held for sale, net	94,957	47,809	37,081
Other	(234)	(149)	(440)
Net cash provided from (used by) investing activities	(171,213)	176,054	(59,832)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(115,544)	(274,352)	86,700
Proceeds from FHLB advances	--	--	238,700
Repayment of FHLB advances	(32,806)	(145,506)	(159,205)
Increase (decrease) in other borrowings, net	(23,695)	(1,039)	31,605
Cash dividends paid	(8,827)	(8,867)	(7,498)
Cash proceeds from issuance of stock for stockholder reinvestment plan	21,556	16,201	14,723
Cash proceeds from issuance of stock in secondary offering, net of costs	--	161,637	--
Other	--	--	(47)
Net cash provided from (used by) financing activities	(159,316)	(251,926)	204,978

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(229,216)	38,647	220,255

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	361,652	323,005	102,750

CASH AND DUE FROM BANKS, END OF YEAR	$132,436	$361,652	$323,005

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)
(continued from prior page)

	2011	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$35,114	$64,112	$100,464
Taxes paid (received) in cash	(13,048)	(592)	(8,173)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income transferred to real estate owned and other repossessed assets	53,518	87,967	102,213
Real estate owned transferred to property and equipment	--	--	7,030
Net change in accrued dividends payable	955	(915)	527
Change in other assets/liabilities	344	112	924
Accrual of liability for split-dollar life insurance	38	58	50

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of two wholly-owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2011, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (DFI) and the Federal Deposit Insurance Corporation (the FDIC).

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank (FHLB) advances, other borrowings and junior subordinated debentures.  Net income also is affected by the level of the Company’s other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as non-interest operating expenses, provisions for loan losses and income tax provisions.  In addition, net income is affected by the net change in the value of certain financial instruments carried at fair value.  During the three year period ended December 31, 2011, the Company’s net income was significantly impacted by unprecedented high levels of provisions for loan losses and the net change in the value of financial instruments carried at fair value.

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions, profits and balances have been eliminated.

Use of Estimates:  In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with U.S. Generally Accepted Accounting Principles (GAAP).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in this Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

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

Investment in FHLB Stock:  The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.  For the years ended December 31, 2011 and 2010 and 2009, the Banks did not receive any dividend income on FHLB stock.  The Seattle FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  At December 31, 2011, the Company had recorded $37.4 million in FHLB stock, unchanged from December 31, 2010.  This stock is generally viewed as a long-term investment and is carried at par.  It does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Management periodically evaluates FHLB stock for impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, as of December 31, 2011, the Company has not recorded an impairment on its investment in FHLB stock.  However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities.  In addition, on October 25, 2010, the FHLB received a Consent Order from the FHFA. The FHLB of Seattle reports in their September 30, 2011 10-Q filing that they have continued taking the specific actions noted in the Consent Agreement and are working toward meeting the agreed-upon milestones and timelines for completing their plans to address the requirements for asset composition, capital management, and other operational and risk management objectives.  Further, with the exception of a retained earnings requirement as of June 30, 2011, they have met all minimum financial metrics required by the Consent Agreement at each quarter-end since it was issued and met all minimum financial metrics as of the quarter ending September 30, 2011.  The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of Banner’s investment.

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

Some of the Company’s loans are reported as troubled debt restructures (TDRs).  Loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  Loans identified as TDRs are impaired, and are accounted for in accordance with the Banks’ impaired loan accounting policies.

Income Recognition on Nonaccrual and Impaired Loans:  Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Provision and Allowance for Loan Losses:  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  The Company maintains an allowance for loan losses consistent in all material respects with generally accepted accounting principles.  The Company has established systematic methodologies for the determination of the adequacy of the Company’s allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for a general valuation allowance as well as specific allowances that are tied to individual problem loans.  The Company increases its allowance for loan losses by charging provisions for probable loan losses against its income and values impaired loans consistent with accounting guidelines.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon the Company’s continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends identified by Banner at the time financial statements are prepared.  Although the Company uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.  The adequacy of general and specific reserves is based on a continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

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

Real Estate Held for Sale: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the carrying value of the defaulted loan.  Development and improvement costs relating to the property are capitalized while direct holding costs are expensed.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

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

Other Intangible Assets:  Other intangible assets consist primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Bank-Owned Life Insurance (BOLI):  The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans.  These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment; however, there may be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the respective owners and sole or partial beneficiaries.  At December 31, 2011 and 2010, the cash surrender value of these policies was $58.6 million and $56.7 million, respectively.

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  As a result of the 2007 acquisition of F&M Bank, the Company became a party to approximately $23.0 million ($18.8 million as of December 31, 2011) in notional amounts of interest rate swaps.  These swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  In addition, in 2011 we began actively marketing interest rate swaps to certain loan customers in connection with longer-term floating rate loans, allowing them to effectively fix their loan interest rates.  These customer swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  As of December 31, 2011, we had $49.2 million in notional amounts of these customer interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps and the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the hedged loans.

Further, as a part of mortgage banking activities, the Company issues “rate lock” commitments to borrowers and obtains offsetting “best efforts” delivery commitments from purchasers of loans.  The Banks enter into forward delivery contracts to sell residential mortgage loans to third-party purchasers of loans including FHLMC at specific prices and dates in order to hedge the interest rate risk in their portfolios of mortgage loans held for sale and their residential mortgage loan commitments.  The commitments to originate mortgage loans held for sale and the related “best-efforts” delivery contracts are considered derivatives.  The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate.  None of these residential mortgage loan related derivatives are designated as hedging instruments for accounting purposes.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.  The fair value of the derivative loan commitments is estimated using the present value of expected future cash flows.  Assumptions used include rate assumptions based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan.

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

Effective January 1, 2007, the Company adopted revised accounting standards for income taxes.  The revised standard provides guidance related to the accounting for uncertainty in income taxes.  Adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.  The revisions prescribe a recognition threshold and measurement process for financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on the de-recognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition.  The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate.  This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

As of December 31, 2011, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized.  The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense.  The amount of interest and penalties accrued for the years ended December 31, 2011 and 2010 is immaterial.  The Company files consolidated income tax returns in Oregon and Idaho and for federal purposes.  The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2011, 2010, 2009 and 2008.

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

Share-Based Compensation:  At December 31, 2011, the Company had the following stock-based employee/director compensation plans:  a stock grant plan (the 1996 Management Recognition and Development Plan, or MRP), three stock option plans (the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan) and the Banner Corporation Long-Term Incentive Plan.  In addition, in 2011 and 2010, the Company made restricted stock grants to Mark Grescovich, President and CEO of Banner Bank and Banner Corporation, in accordance with his employment agreement.  These plans are described more fully in Note 16.  The 1996 MRP and the restricted grant to Mr. Grescovich value shares awarded at their fair value, which is their intrinsic value on the date of the award grant.  The expense of the award grants are accrued ratably over the vesting period from the date of each award.

The Company has adopted the fair value recognition for recognizing stock compensation exposure, using the modified-prospective-transition method.  Under that method, compensation costs are recognized based upon grant date fair value.  This method requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows (see Note 16).

The Banner Corporation Long-Term Incentive Plan (the Plan) was initiated in June 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of the Company’s common stock (the excess of the fair market value of a share of the Company’s common stock on the date of vesting over the fair market value of such share on the date granted) plus dividends declared on the Company’s common stock and changes in Banner Bank’s average earnings rate.  Awards granted through the Plan are considered stock appreciation rights (SARs) and are included in deferred compensation.  The Company remeasures the fair value of a SAR each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in the SAR’s fair value and vesting.

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

Reclassification:  Certain reclassifications have been made to the prior years’ consolidated financial statements and/or schedules to conform to the current year’s presentation.  These reclassifications may have affected certain reported amounts and ratios for the prior periods.  These reclassifications had no effect on retained earnings (accumulated deficit) or net income (loss) as previously presented and the effect of these reclassifications is considered immaterial.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Regulatory Actions:  On March 23, 2010, Banner Bank entered into a Memorandum of Understanding (Bank MOU) with the FDIC and Washington DFI.  The Company also entered into a similar MOU with the Federal Reserve Bank of San Francisco on March 29, 2010 (FRB MOU).  Under the Bank MOU, Banner Bank is required, among other things, to develop and implement plans to reduce commercial real estate concentrations; to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 leverage capital to equal or exceed 10% of average assets.  In addition, Banner Bank is not permitted to pay cash dividends to Banner Corporation without prior approval from the FDIC and DFI and the Company and Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  Further, the Company may not pay any dividends on common or preferred stock, pay interest or principal on the balance of its junior subordinated debentures or repurchase the Company’s common stock without the prior written non-objection of the Federal Reserve Bank of San Francisco.

Income Tax Reporting and Accounting:

Amended Federal Income Tax Returns:  On October 25, 2011, the Company filed amended federal income tax returns for tax years 2005, 2006, 2008 and 2009.  The amended tax returns, which are expected to be reviewed by the Internal Revenue Service (IRS), would significantly affect the timing for recognition of credit losses within previously filed income tax returns and, if approved, would result in the refund of up to $13.6 million of previously paid taxes from the utilization of net operating loss carryback claims into prior tax years.  The outcome of the anticipated IRS review is inherently uncertain and since there can be no assurance of approval of some or all of the tax carryback claims, no asset has been recognized to reflect the possible results of these amendments as of December 31, 2011, because of this uncertainty.  Accordingly, the Company does not anticipate recognizing any tax benefit until the results of the IRS review have been determined.

Deferred Tax Asset Valuation Allowance:  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of Banner’s deferred tax assets will not be realized.  During the third quarter of 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  This action caused the Company’s income tax expense to be $24.0 million for that period.  As a result, the Company recorded $18.0 million in income tax expense for the year ended December 31, 2010.  No tax benefit or expense was recognized during 2011.  See Note 13 of the Notes to the Consolidated Financial Statements for more information.

Stockholder Equity Transactions:

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

Secondary Offering of Common Stock:  On June 30, 2010, the Company announced the initial closing of its offering of 75,000,000 shares (pre-reverse split) of its common stock and the sale of an additional 3,500,000 shares pursuant to the partial exercise of the underwriters’ over-allotment option, at a price to the public of $2.00 per share.  On July 2, 2010, the Company further announced the completion of this offering as the underwriters exercised their over-allotment option for an additional 7,139,000 shares, at a price to the public of $2.00 per share.  Together with the 78,500,000 shares the Company issued on June 30, 2010 (including 3,500,000 shares issued pursuant to the underwriters’ initial exercise of their over-allotment option), the Company issued a total of 85,639,000 shares in the offering, resulting in net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $161.6 million.

Participation in the U.S. Treasury’s Capital Purchase Program:  On November 21, 2008, Banner received $124 million from the U.S. Treasury Department as part of the Treasury’s Capital Purchase Program.  Banner issued $124 million in senior preferred stock, with a related warrant to purchase up to $18.6 million in common stock, to the U.S. Treasury.  The warrant provides the Treasury the option to purchase up to 243,998 shares (post reverse-split) of Banner Corporation common stock at a price of $76.23 per share (post reverse-split) at any time during the next ten years.  The preferred stock pays a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company.  The terms and conditions of the transaction and the preferred stock conform to those provided by the U.S. Treasury.

A summary of the Capital Purchase Program can be found on the Treasury’s web site at www.treasury.gov/initiatives/financial-stability/pages/default.aspx.  The additional capital enhanced the Company’s capacity to support the communities it serves through expanded lending activities and economic development.  This capital also added flexibility in considering strategic opportunities that may be available to it.

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Accounting Standards Issued But Not Yet Adopted

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The amendments remove the transferor’s ability criterion from the consideration of effective control for repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity.  The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The amendments in this Update should be applied retrospectively.  The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, the amendments require the consecutive presentation of the statement of net income and other comprehensive income and require the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  See also ASU No. 2011-12.  The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In December 2011, FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income  in ASU No. 2011-05.  This ASU was made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The amendments in this Update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 until this ASU becomes effective.

Accounting Standards Recently Adopted

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

Note 4:  CASH AND SECURITIES

Cash, due from bank and cash equivalents consisted of the following (in thousands):

	December 31
	2011	2010

Cash on hand and due from banks	$132,189	$361,391
Cash equivalents:
Short-term cash investments	247	261

	$132,436	$361,652

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities of less than 90 days.  Federal regulations require depository institutions to maintain certain minimum reserve balances.  Included in cash and demand deposits were required reserves of $20.4 million and $19.1 million at December 31, 2011 and 2010, respectively.

The following table sets forth a summary of Banner’s interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	December 31
	2011	2010

Interest-bearing deposits included in cash and due from banks	$69,758	$321,896

U.S. Government and agency obligations	341,606	139,807

Municipal bonds:
Taxable	18,497	7,123
Tax exempt	88,963	75,509
Total municipal bonds	107,460	82,632

Corporate bonds	42,565	58,495

Mortgage-backed or related securities:
GNMA	19,572	23,732
FHLMC	42,001	26,952
FNMA	66,519	32,341
Private issuer	1,835	3,544
Total mortgage-backed securities	129,927	86,569

Equity securities (excludes FHLB stock)	402	190

Total securities	621,960	367,693

FHLB stock	37,371	37,371

	$729,089	$726,960

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at December 31, 2011 and 2010 are summarized as follows (dollars in thousands):

	December 31, 2011			December 31, 2010
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total

U.S. Government and agency obligations	$2,401	$2,635	3.3%	$4,167	$4,379	4.6%

Municipal bonds:
Taxable	391	420	0.5	682	693	0.7
Tax exempt	5,431	5,542	6.9	5,422	5,705	6.0
Total municipal bonds	5,822	5,962	7.4	6,104	6,398	6.7

Corporate bonds	63,502	35,055	43.4	63,581	34,724	36.4

Mortgage-backed and related securities:
FHLMC	10,535	11,246	13.9	16,554	17,347	18.2
FNMA	23,489	25,427	31.5	30,749	32,341	33.9
Total mortgage-backed and related securities	34,024	36,673	45.4	47,303	49,688	52.1

Equity securities	6,914	402	0.5	6,915	190	0.2

	$112,663	$80,727	100.0%	$128,070	$95,379	100.0%

There were no sales of securities—trading for the years ended December 31, 2011 or 2010.  During 2009, Banner sold a $6.5 trading security and recognized a gain of $140,000 on the sale.  The Company recognized no OTTI charges on securities—trading for the year ended December 31, 2011 compared to OTTI charges of $1.2 million and $1.5 million, respectively, for the years ended December 31, 2010 and 2009.  Additionally, at December 31, 2011, there were no single-issue trust preferred securities in the Company’s trading portfolio in nonaccrual status.  At December 31, 2010, there was one single-issue trust preferred security in Banner’s trading portfolio in nonaccrual status with an amortized cost of $4.3 million and an estimated fair value at December 31, 2010 of $1.4 million.  This security became current and was removed from nonaccrual status during 2011.  Net unrealized holding gains of $741,000 were recognized in 2011 compared to $497,000 of net unrealized holding gains on securities—trading for the year ended December 31, 2010 and $4.3 million of net unrealized holding losses on securities—trading for the year ended December 31, 2009.

The amortized cost and estimated fair value of securities—trading at December 31, 2011 and 2010, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2011
	Amortized Cost	Fair Value

Due in one year or less	$1,000	$1,009
Due after one year through five years	1,545	1,626
Due after five years through ten years	17,755	18,975
Due after ten years through twenty years	13,244	13,431
Due after twenty years	72,205	45,284

	105,749	80,325

Equity securities	6,914	402

	$112,663	$80,727

Securities—Available-for-Sale:  The amortized cost, gross unrealized losses and gains and estimated fair value of securities available-for-sale at December 31, 2011 and 2010 are summarized as follows (dollars in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$338,165	$862	$(56)	$338,971	72.8%

Municipal bonds:
Taxable	10,358	225	(2)	10,581	2.3
Tax exempt	16,535	210	(16)	16,729	3.6
Total municipal bonds	26,893	435	(18)	27,310	5.9

Corporate bonds	6,240	20	--	6,260	1.3

Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	30,504	284	(33)	30,755	6.6
FNMA collateralized mortgage obligations	40,897	310	(115)	41,092	8.8
GNMA certificates	18,145	1,427	--	19,572	4.2
Other collateralized mortgage obligations	1,735	100	--	1,835	0.4
Total mortgage-backed and related securities	91,281	2,121	(148)	93,254	20.0

	$462,579	$3,438	$(222)	$465,795	100.0%

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$135,770	$323	$(665)	$135,428	67.6%

Municipal bonds:
Taxable	800	--	(25)	775	0.4
Tax exempt	4,723	--	(102)	4,621	2.3
Total municipal bonds	5,523	--	(127)	5,396	2.7

Corporate bonds	22,536	--	(14)	22,522	11.2

Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	9,314	291	--	9,605	4.8
GNMA certificates	22,597	1,167	(32)	23,732	11.9
Other collateralized mortgage obligations	3,318	226	--	3,544	1.8
Total mortgage-backed and related securities	35,229	1,684	(32)	36,881	18.5

	$199,058	$2,007	$(838)	$200,227	100.0%

At December 31, 2011 and 2010, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$74,326	$(56)	$--	$--	$74,326	$(56)

Municipal bonds:
Taxable	3,599	(2)	--	--	3,599	(2)
Tax exempt	4,075	(16)	--	--	4,075	(16)
Total municipal bonds	7,674	(18)	--	--	7,674	(18)

Corporate bonds	--	--	--	--	--	--

Mortgage-backed or related securities	33,888	(148)	--	--	33,888	(148)

	$115,888	$(222)	$--	$--	$115,888	$(222)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$70,426	$(665)	$--	$--	$70,426	$(665)

Municipal bonds:
Taxable	775	(25)	--	--	775	(25)
Tax exempt	4,621	(102)	--	--	4,621	(102)
Total municipal bonds	5,396	(127)	--	--	5,396	(127)

Corporate bonds	17,604	(14)	--	--	17,604	14

Mortgage-backed or related securities	2,488	(32)	--	--	2,488	(32)

	$95,914	$(838)	$--	$--	$95,914	$(838)

Proceeds from the sale of four available-for-sale securities were $28 million for the year ended December 31, 2011 and the Company recognized losses of $5,000 on those sales.  There was a single sale of securities—available-for-sale of $2.0 million with a resulting gain of $36,000 during the year ended December 31, 2010.  There were no sales of securities—available-for-sale in 2009.  There were no OTTI impairment charges on securities—available-for-sale for the years ended December 31, 2011, 2010 and 2009.  At December 31, 2011, there were 26 securities— available-for-sale with unrealized losses, compared to 24 at December 31, 2010 and eight at December 31, 2009.  Management does not believe that any individual unrealized loss as of December 31, 2011, 2010 or 2009 represented OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available-for-sale at December 31, 2011 and 2010, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2011
	Amortized Cost	Fair Value

Due in one year or less	$19,520	$19,602
Due after one year through five years	329,451	330,505
Due after five years through ten years	69,813	70,083
Due after ten years through twenty years	20,505	20,787
Due after twenty years	23,290	24,818

Total securities—available-for-sale	$462,579	$465,795

Securities—Held-to-Maturity:  The amortized cost, gross gains and losses and estimated fair value of securities held-to-maturity at December 31, 2011 and 2010 are summarized as follows (dollars in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$7,496	$390	$--	$7,886	9.8%
Tax exempt	66,692	4,281	--	70,973	88.6
Total municipal bonds	74,188	4,671	--	78,859	98.4

Corporate bonds	1,250	--	(2)	1,248	1.6

	$75,438	$4,671	$(2)	$80,107	100.0%

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total
Municipal bonds:
Taxable	$5,654	$68	$(71)	$5,651	7.6%
Tax exempt	65,183	1,952	(106)	67,029	90.7
Total municipal bonds	70,837	2,020	(177)	72,680	98.3

Corporate bonds	1,250	8	(22)	1,236	1.7

	$72,087	$2,028	$(199)	$73,916	100.0%

At December 31, 2011 and 2010, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate bonds	$--	$--	$498	$(2)	$498	$(2)

	$--	$--	$498	$(2)	$498	$(2)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal bonds	$16,744	$(177)	$--	$--	$16,744	$(177)
Corporate bonds	--	--	478	(22)	478	(22)

	$16,744	$(177)	$478	$(22)	$17,222	$(199)

There were no sales of securities held-to-maturity during the years ended December 31, 2011, 2010 or 2009.  The Company recognized a $3 million recovery on securities held-to-maturity for the year ended December 31, 2011 compared to a $3.0 million OTTI charge for the year ended December 31, 2010 and no OTTI charges or recoveries in 2009.  As of December 31, 2011, there were two held-to-maturity non-rated corporate bonds issued by a housing authority in nonaccrual status each with an amortized cost of $250,000 and estimated fair values of $249,000 each.  Management expects to collect all amounts due for these securities.  Additionally, these two securities have begun to repay past due amounts.  There were two securities held-to-maturity with unrealized losses at December 31, 2011 compared to 13 at December 31, 2010 and 12 at December 31, 2009.  Management does not believe that any individual unrealized losses as of December 31, 2011 or 2010 represented OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—held-to-maturity at December 31, 2011 and 2010, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2011
	Amortized Cost	Fair Value

Due in one year or less	$2,707	$2,768
Due after one year through five years	14,420	15,150
Due after five years through ten years	9,726	10,254
Due after ten years through twenty years	46,741	49,936
Due after twenty years	1,844	1,999

Total securities—held-to-maturity	$75,438	$80,107

The following table presents, as of December 31, 2011, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$91,644	$96,279
Interest rate swap counterparties	8,414	8,812
Retail repurchase transaction accounts	138,761	141,872
Other	4,206	4,399

Total pledged securities	$243,025	$251,362

The carrying value of investment securities pledged to secure borrowings as of December 31, 2011 was $243.0 million.

Note 5:  ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS

The following table sets forth the composition of income from securities for the periods indicated (in thousands):

	Years Ended December 31
	2011	2010	2009

Mortgage-backed securities interest	$3,455	$4,045	$6,057
Taxable interest income	6,247	5,091	5,080
Tax-exempt interest income	3,504	3,162	3,203
Equity securities—dividend/(premium amortization)	--	--	(5)

Total income from securities	$13,206	$12,298	$14,335

Note 6:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable, including loans held for sale, at December 31, 2011 and 2010 are summarized as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial real estate
Owner-occupied	$469,806	14.2%	$515,093	15.1%
Investment properties	621,622	18.9	550,610	16.2
Multifamily real estate	139,710	4.2	134,634	4.0
Commercial construction	42,391	1.3	62,707	1.8
Multifamily construction	19,436	0.6	27,394	0.8
One- to four-family construction	144,177	4.4	153,383	4.5
Land and land development
Residential	97,491	3.0	167,764	4.9
Commercial	15,197	0.5	32,386	1.0
Commercial business	601,440	18.2	585,457	17.2
Agricultural business, including secured by farmland	218,171	6.6	204,968	6.0
One- to four-family real estate	642,501	19.5	682,924	20.1

Consumer	103,347	3.1	99,761	2.9
Consumer secured by one- to four-family	181,049	5.5	186,036	5.5
Total consumer	284,396	8.6	285,797	8.4

Total loans outstanding	3,296,338	100.0%	3,403,117	100.0%

Less allowance for loan losses	(82,912)		(97,401)

Net loans	$3,213,426		$3,305,716

Loan amounts are net of unearned, unamortized loan fees (and costs) of approximately $10.0 million at December 31, 2011 and $11.0 million at December 31, 2010.

The Company’s loans by geographic concentration at December 31, 2011 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate
Owner-occupied	$352,965	$62,354	$51,321	$3,166	$469,806
Investment properties	478,798	94,855	42,736	5,233	621,622
Multifamily real estate	121,699	9,344	8,260	407	139,710
Commercial construction	24,386	2,255	15,750	--	42,391
Multifamily construction	19,436	--	--	--	19,436
One- to four-family construction	79,294	63,058	1,825	--	144,177
Land and land development
Residential	49,611	43,382	4,498	--	97,491
Commercial	12,874	890	1,433	--	15,197
Commercial business	392,390	81,984	66,156	60,910	601,440
Agricultural business, including secured by farmland	106,212	49,721	62,210	28	218,171
One- to four-family real estate	399,566	213,782	26,901	2,252	642,501

Consumer	72,349	25,871	5,127	--	103,347
Consumer secured by one- to four- family	126,507	42,412	11,631	499	181,049
Total consumer	198,856	68,283	16,758	499	284,396

Total loans	$2,236,087	$689,908	$297,848	$72,495	$3,296,338

Percent of total loans	67.8%	20.9%	9.0%	2.3%	100.0%

The geographic concentrations of Banner’s land and land development loans by state at December 31, 2011 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$13,200	$17,343	$3,607	$34,150
Improved land and lots	22,651	23,055	408	46,114
Unimproved land	13,760	2,984	483	17,227

Commercial and industrial:
Acquisition and development	2,557	--	481	3,038
Improved land and lots	5,892	--	191	6,083
Unimproved land	4,425	890	761	6,076

Total land and land development loans	$62,485	$44,272	$5,931	$112,688

Percent of land and land development loans	55.4%	39.3%	5.3%	100.0%

The Company originates both adjustable- and fixed-rate loans.  At December 31, 2011 and 2010, the maturity and repricing composition of all those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

	December 31
	2011	2010
Fixed-rate (term to maturity):
Due in one year or less	$216,782	$214,625
Due after one year through three years	250,715	232,412
Due after three years through five years	182,647	173,533
Due after five years through ten years	157,559	119,108
Due after ten years	502,196	530,548

Total fixed-rate loans	1,309,899	1,270,226

Adjustable-rate (term to rate adjustment):
Due in one year or less	1,200,182	1,311,679
Due after one year through three years	425,309	428,910
Due after three years through five years	336,382	356,241
Due after five years through ten years	23,618	36,061
Due after ten years	948	--

Total adjustable-rate loans	1,986,439	2,132,891

Total loans	$3,296,338	$3,403,117

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to various prime (The Wall Street Journal) or LIBOR rates, FHLB advance rates or One-to-Five-Year Constant Maturity Treasury Indices.  Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that primarily have been utilized to fund these loans.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had the following balances and activity during the years ended December 31, 2011 and 2010 (in thousands):

	Years Ended December 31
	2011	2010

Balance at beginning of year	$5,428	$10,161
New loans or advances	19,742	3,494
Repayments and adjustments	(14,931)	(8,227)

Balance at end of period	$10,239	$5,428
Impaired Loans and the Allowance for Loan Losses.  A loan is considered impaired when, based on current information and circumstances, the Company determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are comprised of loans on nonaccrual, TDRs that are performing under their restructured terms, and loans that are 90 days or more past due, but are still on accrual.

The amount of impaired loans and the related allocated reserve for loan losses were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate	$9,226	$908	$24,727	$2,151
Multifamily real estate	362	11	1,889	139
Construction and land	27,731	3,450	75,734	6,541
Commercial business	13,460	1,871	21,100	5,332
Agricultural business, including secured by farmland	1,896	629	5,853	56
One- to four-family residential	17,408	243	16,869	23
Consumer	2,905	85	2,332	84

Total nonaccrual loans	72,988	7,197	148,504	14,326

Past due and still accruing	2,324	19	2,985	7
TDRs on accrual	54,533	3,100	60,115	4,054

Total impaired loans	$129,845	$10,316	$211,604	$18,387

As of December 31, 2011, the Company had additional commitments to advance funds up to an amount of $155,000 related to TDRs.

The following table provides additional information on impaired loans with and without specific allowance reserves as of December 31, 2011 and December 31, 2010.  Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):
	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate	$2,428	$2,470	$339	$2,602	$9
Multifamily real estate	452	452	6	456	32
Construction and land	10,138	10,813	1,658	10,720	341
Commercial business	5,173	5,535	932	5,587	81
Agricultural business, including secured by farmland	412	632	37	529	--
One-to-four-family residential	27,529	28,121	277	27,933	919
Consumer	2,266	2,828	34	2,666	29

	48,398	50,851	3,283	50,493	1,411

With a specific allowance reserve (2)
Commercial real estate	15,393	18,213	1,692	17,372	437
Multifamily real estate	1,997	1,997	11	1,967	82
Construction and land	31,290	45,837	2,614	47,851	497
Commercial business	12,889	13,332	1,404	13,721	144
Agricultural business, including secured by farmland	1,483	1,671	592	1,855	--
One-to-four-family residential	16,877	18,301	658	17,555	469
Consumer	1,518	1,545	62	1,466	18

	81,447	100,896	7,033	101,787	1,647

Total
Commercial real estate	$17,821	$20,683	$2,031	$19,974	$447
Multifamily real estate	2,449	2,449	17	2,423	114
Construction and land	41,428	56,650	4,272	58,571	837
Commercial business	18,062	18,867	2,336	19,308	225
Agricultural business, including secured by farmland	1,895	2,303	629	2,384	--
One-to-four-family residential	44,406	46,422	935	45,488	1,388
Consumer	3,784	4,373	96	4,132	47
	$129,845	$151,747	$10,316	$152,280	$3,058

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Without a specific allowance reserve (1)
Commercial real estate	$4,870	$5,295	$594	$4,835	$36
Multifamily real estate	339	339	68	466	--
Construction and land	9,758	10,237	1,955	10,595	267
Commercial business	7,558	7,576	1,044	8,703	173
Agricultural business, including secured by farmland	475	900	19	--	--
One- to four-family residential	31,094	31,121	122	31,620	1,069
Consumer	252	252	4	260	1

	54,346	55,720	3,806	56,479	1,546

With a specific allowance reserve (2)
Commercial real estate	26,384	28,048	2,320	27,737	157
Multifamily real estate	1,471	1,471	55	1,674	--
Construction and land	88,065	117,152	7,275	125,153	936
Commercial business	14,134	19,224	4,358	25,440	--
Agricultural business, including secured by farmland	5,457	8,934	37	332	--
One- to four-family residential	20,736	21,791	536	22,287	396
Consumer	1,011	1,011	--	975	--
	157,258	197,631	14,581	203,598	1,489

Total impaired loans
Commercial real estate	$31,254	$33,343	$2,914	$32,572	$193
Multifamily real estate	1,810	1,810	123	2,140	--
Construction and land	97,823	127,389	9,230	135,748	1,203
Commercial business	21,692	26,800	5,402	34,143	173
Agricultural business, including secured by farmland	5,932	9,834	56	332	--
One- to four-family residential	51,830	52,912	658	53,907	1,465
Consumer	1,263	1,263	4	1,235	1

Total	$211,604	$253,351	$18,387	$260,077	$3,035

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following tables present TDRs at December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Accrual Status	Nonaccrual Status	Total Modifications

Commercial real estate	$7,751	$1,964	$9,715
Multifamily real estate	2,088	--	2,088
Construction and land	13,696	1,777	15,473
Commercial business	4,401	--	4,401
Agricultural business, including secured by farmland	--	--	--
One- to four-family residential	23,291	3,086	26,377
Consumer	3,306	4,523	7,829

	$54,533	$11,350	$65,883

	December 31, 2010
	Accrual Status	Nonaccrual Status	Total Modifications

Commercial real estate	$4,505	$370	$4,875
Multifamily real estate	--	--	--
Construction and land	21,873	6,944	28,817
Commercial business	3,746	27	3,773
Agricultural business, including secured by farmland	--	--	--
One- to four-family residential	29,340	2,415	31,755
Consumer	651	583	1,234

	$60,115	$10,339	$70,454

The following tables present new TDRs that occurred during the twelve months ended December 31, 2011 and 2010 (dollars in thousands):

	Twelve Months Ended December 31, 2011
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

Recorded Investment (1) (2)
Commercial real estate	5	$6,895	$6,895
Multifamily real estate	3	2,450	2,450
Construction and land	12	5,042	4,972
Commercial business	8	3,767	3,767
Agricultural business, including secured by farmland	--	--	--
One- to four-family residential	5	1,379	1,284
Consumer	21	3,150	3,150

	54	$22,683	$22,518

	Twelve Months Ended December 31, 2010
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

Recorded Investment (1) (2)
Commercial real estate	7	$4,840	$4,840
Multifamily real estate	--	--	--
Construction and land	11	16,965	16,774
Commercial business	6	822	822
Agricultural business, including secured by farmland	--	--	--
One- to four-family residential	33	11,579	11,579
Consumer	4	764	764

	61	$34,970	$34,779

(1)
Since most loans were already considered classified and/or on non-accrual status prior to restructuring, the modifications did not have a material effect on the Company’s determination of the allowance for loan losses.

(2)
The majority of these modifications do not fit into one separate type, such as: rate, term, amount, interest-only or payment; but instead are a combination of multiple types of modifications, therefore they are disclosed in aggregate.

The following table presents TDRs which incurred a payment default within the twelve-month periods ended December 31, 2011 and 2010, for which the payment default occurred within twelve months of the restructure date.  A default on a restructured loan is either a transfer to nonaccrual status or a charge-off (in thousands):

	Twelve Months Ended December 31
	2011	2010
Commercial real estate	$1,964	$335
Multifamily real estate	--	--
Construction and land	578	3,342
Commercial business	--	--
Agricultural business, including secured by farmland	--	--
One- to four-family residential	598	577
Consumer	1,732	113

Balance, end of period	$4,872	$4,367

Credit Quality Indicators:  To appropriately and effectively manage the ongoing credit quality of the Company’s loan portfolio, management has implemented a risk-rating or loan grading system for its loans.  The system is a tool to evaluate portfolio asset quality throughout each applicable loan’s life as an asset of the Company.  Generally, loans and leases are risk rated on an aggregate borrower/relationship basis with individual loans sharing similar ratings.  There are some instances when specific situations relating to individual loans will provide the basis for different risk ratings within the aggregate relationship.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of these categories is shown below:

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in 2011.

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

The following table shows Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristic as of December 31, 2011 (in thousands):

	December 31, 2011
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Ag-business & Farmland	One- to Four- Family Residential	Consumer (1)	Total Loans

Risk-rated loans:
Pass (Risk Ratings 1-5)	$1,003,990	$132,108	$257,685	$542,625	$213,512	$607,793	$276,642	$3,034,355
Special mention	29,751	5,000	3,359	13,447	923	772	402	53,654
Substandard	57,687	2,602	57,648	45,032	3,736	33,936	7,352	207,993
Doubtful	--	--	--	336	--	--	--	336
Loss	--	--	--	--	--	--	--	--

Total loans	$1,091,428	$139,710	$318,692	$601,440	$218,171	$642,501	$284,396	$3,296,338

Performing loans	$1,082,202	$139,348	$290,961	$587,976	$216,275	$622,946	$281,318	$3,221,026
Non-performing loans (2)	9,226	362	27,731	13,464	1,896	19,555	3,078	75,312

Total loans	$1,091,428	$139,710	$318,692	$601,440	$218,171	$642,501	$284,396	$3,296,338

(1)
Not all consumer loans are individually risk-rated.  For consumer loans that are not risk-rated, those that are performing consumer loans are reflected above as “Pass,” while non-performing consumer loans are reflected above as “Substandard.”

(2)	Non-performing loans include loans on non-accrual status and loans more than 90 days delinquent, but still accruing interest.

The following table shows Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristic as of December 31, 2010 (in thousands):

	December 31, 2010
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Ag-business & Farmland	One- to Four- Family Residential	Consumer (1)	Total Loans

Risk-rated loans:
Pass (Risk Ratings 1-5)	$936,444	$115,695	$293,915	$502,292	$195,125	$628,356	$283,435	$2,955,262
Special mention	36,163	16,335	12,231	33,084	1,326	3,918	--	103,057
Substandard	93,096	2,604	137,488	49,214	8,351	50,650	2,362	343,765
Doubtful	--	--	--	867	166	--	--	1,033
Loss	--	--	--	--	--	--	--	--

Total loans	$1,065,703	$134,634	$443,634	$585,457	$204,968	$682,924	$285,797	$3,403,117

Performing loans	$1,040,976	$132,745	$367,900	$564,357	$199,115	$663,100	$283,435	$3,251,628
Non-performing loans (2)	24,727	1,889	75,734	21,100	5,853	19,824	2,362	151,489

Total loans	$1,065,703	$134,634	$443,634	$585,457	$204,968	$682,924	$285,797	$3,403,117

(1)
Not all consumer loans are individually risk-rated.  For consumer loans that are not risk-rated, those that are performing consumer loans are reflected above as “Pass,” while non-performing consumer loans are reflected above as “Substandard.”

(2)	Non-performing loans include loans on non-accrual status and loans more than 90 days delinquent, but still accruing interest.

The following tables provide additional detail on the age analysis of Banner’s past due loans as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing

Commercial real estate	$1,251	$2,703	$6,549	$10,503	$1,080,925	$1,091,428	$--
Multifamily	--	--	--	--	139,710	139,710	--
Construction and land	1,589	--	21,478	23,067	295,625	318,692	--
Commercial business	2,450	4,197	5,612	12,259	589,181	601,440	--
Ag-business/farmland	99	--	1,849	1,948	216,223	218,171	4
One-to four-family residential	794	585	15,770	17,149	625,352	642,501	2,147
Consumer	1,703	445	2,143	4,291	280,105	284,396	173

Total	$7,886	$7,930	$53,401	$69,217	$3,227,121	$3,296,338	$2,324

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing

Commercial real estate	$5,740	$8,588	$20,442	$34,770	$1,030,933	$1,065,703	$--
Multifamily	2,107	165	1,471	3,743	130,891	134,634	--
Construction and land	6,148	1,846	54,460	62,454	381,180	443,634	--
Commercial business	3,720	1,973	14,538	20,231	565,226	585,457	--
Ag-business/farmland	733	2,535	3,120	6,388	198,580	204,968	--
One-to four-family residential	951	6,119	17,106	24,176	658,748	682,924	2,955
Consumer	1,535	1,006	1,554	4,095	281,702	285,797	30

Total	$20,934	$22,232	$112,691	$155,857	$3,247,260	$3,403,117	$2,985

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment as of December 31, 2011 (in thousands):

	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Ag-business and Farmland	One- to Four-Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$11,779	$3,963	$33,121	$24,545	$1,846	$5,829	$1,794	$14,524	$97,401
Provision for loan losses	10,704	671	9,789	(2,072)	159	16,024	189	(464)	35,000
Recoveries	53	-	1,602	1,082	20	356	304	--	3,417
Charge-offs	(6,079)	(682)	(26,328)	(8,396)	(477)	(9,910)	(1,034)	--	(52,906

Ending balance	$16,457	$3,952	$18,184	$15,159	$1,548	$12,299	$1,253	$14,060	$82,912

Allowance individually evaluated for impairment	$1,693	$11	$2,614	$1,404	$592	$658	$62	$--	$7,034
Allowance collectively evaluated for impairment	14,764	3,941	15,570	13,755	956	11,641	1,191	14,060	75,878

Total allowance for loan losses	$16,457	$3,952	$18,184	$15,159	$1,548	$12,299	$1,253	$14,060	$82,912

	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Ag-business and Farmland	One- to Four-Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$15,393	$1,997	$31,290	$12,889	$1,483	$16,877	$1,518	$--	$81,447
Loans collectively evaluated for impairment	1,076,035	137,713	287,402	588,551	216,688	625,624	282,878	--	3,214,891

Total loans	$1,091,428	$139,710	$318,692	$601,440	$218,171	$642,501	$284,396	$--	$3,296,338

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment as of December 31, 2010 (in thousands):

	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Ag-business and Farmland	One- to Four-Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$8,278	$90	$45,209	$22,054	$919	$2,912	$1,809	$13,998	$95,269
Provision for loan losses	5,169	3,873	30,607	14,870	2,822	10,641	1,492	526	70,000
Recoveries	--	--	897	2,865	45	136	284	--	4,227
Charge-offs	(1,668)	--	(43,592)	(15,244)	(1,940)	(7,860)	(1,791)	--	(72,095)

Ending balance	$11,779	$3,963	$33,121	$24,545	$1,846	$5,829	$1,794	$14,524	$97,401

Allowance individually evaluated for impairment	$2,320	$55	$7,275	$4,358	$37	$536	$--	$--	$14,581
Allowance collectively evaluated for impairment	9,459	3,908	25,846	20,187	1,809	5,293	1,794	14,524	82,820

Total allowance for loan losses	$11,779	$3,963	$33,121	$24,545	$1,846	$5,829	$1,794	$14,524	$97,401

	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Ag-business and Farmland	One- to Four-Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$26,384	$1,471	$88,065	$14,134	$5,457	$20,736	$1,011	$--	$157,258
Loans collectively evaluated for impairment	1,039,319	133,163	355,569	571,323	199,511	662,188	284,786	--	3,245,859

Total loans	$1,065,703	$134,634	$443,634	$585,457	$204,968	$682,924	$285,797	$--	$3,403,117

Note 7:  REAL ESTATE OWNED, NET

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31
	2011	2010	2009

Balance, beginning of period	$100,872	$77,743	$21,782

Additions from loan foreclosures	53,197	87,761	101,853
Additions from capitalized costs	4,404	4,006	6,064
Dispositions of REO	(99,070)	(51,651)	(42,709)
Transfers to property and equipment	--	--	(7,030)
Loss on sale of REO	(1,374)	(1,891)	(574)
Valuation adjustments in the period	(15,064)	(15,096)	(1,643)

Balance, end of period	$42,965	$100,872	$77,743

The following table shows REO by type and geographic location by state as of December 31, 2011 (dollars in thousands):

	Washington	Oregon	Idaho	Total

Commercial real estate	$1,852	$--	$1,620	$3,472
One- to four-family construction	405	2,323	--	2,728
Land development- commercial	3,876	112	200	4,188
Land development- residential	5,333	11,881	3,316	20,530
Agricultural land	--	--	--	--
One- to four-family real estate	6,896	3,651	1,500	12,047

Total REO	$18,362	$17,967	$6,636	$42,965

Percent of total REO	42.7%	41.8%	15.5%	100.0%

REO properties are recorded at the lower of the estimated fair value of the property, less expected selling costs, or the carrying value of the defaulted loan, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property.

Note 8:  PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2011 and 2010 are summarized as follows (in thousands):

	December 31
	2011	2010

Buildings and leasehold improvements	$95,374	$93,799
Furniture and equipment	56,387	54,553

Less accumulated depreciation	(80,949)	(72,394)

Subtotal	70,812	75,958

Land	20,623	20,544

Property and equipment, net	$91,435	$96,502

The Company’s depreciation expense related to property and equipment was $8.6 million, $9.2 million, and $9.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company’s rental expense was $6.7 million, $6.8 million, and $7.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s obligations under long-term property leases over the next five years is as follows:

Year	Amount

2012	$6.7 million

2013	5.6 million

2014	5.1 million

2015	3.2 million

2016	2.5 million

Thereafter	10.8 million

Note 9:  DEPOSITS

Deposits consist of the following at December 31, 2011 and 2010 (dollars in thousands):

	December 31
	2011		2010
	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing checking	$777,563	22.4%	$600,457	16.7%
Interest-bearing checking	362,542	10.4	357,702	10.0
Regular savings accounts	669,596	19.3	616,512	17.2
Money market accounts	415,456	11.9	459,034	12.8

Total transaction and savings accounts	2,225,157	64.0	2,033,705	56.7

Certificates of deposit:
Up to 1.00%	701,593	20.2	293,597	8.2
1.01% to 2.00%	394,285	11.3	895,040	24.9
2.01% to 3.00%	96,334	2.8	183,352	5.1
3.01% to 4.00%	19,495	0.6	112,378	3.1
4.01% and greater	38,790	1.1	73,126	2.0

Total certificates of deposit	1,250,497	36.0	1,557,493	43.3

Total deposits	$3,475,654	100.0%	$3,591,198	100.0%

Included in total deposits:
Public transaction accounts	$72,064	2.1%	$64,482	1.8%
Public interest-bearing certificates	67,112	1.9	81,809	2.3

Total public deposits	$139,176	4.0%	$146,291	4.1%

Total brokered deposits	$49,194	1.4%	$102,984	2.9%

Deposits at December 31, 2011 and 2010 included deposits from the Company’s directors, executive officers and related entities totaling $11.1 million and $18.4 million, respectively.

Scheduled maturities and weighted average interest rates of certificate accounts at December 31, 2011 and 2010 are as follows (dollars in thousands):

	December 31
	2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$972,315	1.05%	$1,185,405	1.59%
Due after one year through two years	169,353	1.37	263,688	2.00
Due after two years through three years	44,738	2.22	50,844	2.44
Due after three years through four years	34,841	2.20	24,139	2.98
Due after four years through five years	26,024	1.92	30,121	2.29
Due after five years	3,226	3.60	3,296	3.73

Total certificates of deposit	$1,250,497	1.19%	$1,557,493	1.73%

Included in total deposits are certificate of deposit accounts in excess of $100,000 totaling $734 million and $841 million at December 31, 2011 and 2010, respectively.  Interest expense on certificate of deposit accounts in excess of $100,000 totaled $11.1 million for the year ended December 31, 2011 and $22.5 million for the year ended December 31, 2010.

The following table sets forth the deposit activities for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31
	2011	2010	2009

Balance at beginning of year	$3,591,198	$3,865,550	$3,778,850

Net increase (decrease) before interest credited	(141,708)	(326,672)	3,489
Interest credited	26,164	52,320	83,211

Net increase (decrease) in deposits	(115,544)	(274,352)	86,700

Balance at end of year	$3,475,654	$3,591,198	$3,865,550

Deposit interest expense by type for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	Years Ended December 31
	2011	2010	2009

Certificates of deposit	$19,752	$40,569	$66,968
Demand, NOW and money market accounts	3,293	6,598	8,284
Regular savings	3,119	5,153	7,959

	$26,164	$52,320	$83,211

Note 10:  ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2011 were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2001 or 2010.  At December 31, 2011 and 2010, FHLB advances were scheduled to mature as follows (dollars in thousands):

	December 31
	2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$--	--%	$32,800	2.73%
Due after one year through three years	10,000	2.38	10,000	2.38
Due after three years through five years	--	--	--	--
Due after five years	217	5.94	223	5.94

Total FHLB advances, at par	10,217	2.45	43,023	2.67
Fair value adjustment	316		500

Total FHLB advances, carried at fair value	$10,533		$43,523

The maximum, average outstanding and year-end balances (excluding fair value adjustments) and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Years Ended December 31
	2011	2010	2009

Maximum outstanding at any month end, at par	$36,522	$66,028	$254,030
Average outstanding, at par	14,699	51,411	102,210
Year-end outstanding, at par	10,217	43,023	188,528

Weighted average interest rates:
Annual	2.52%	2.56%	2.57%
End of period	2.45%	2.67%	1.18%

Interest expense during the period	$370	$1,318	$2,627

As of December 31, 2011, Banner Bank has established a borrowing line with the FHLB to borrow up to 35% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  Islanders Bank has a similar line of credit, although it may borrow up to 25% of its total assets, also contingent on collateral and FHLB stock.  At December 31, 2011, the maximum total FHLB credit line was $830 million and $25 million for Banner Bank and Islanders Bank, respectively.

Note 11:  OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Retail Repurchase Agreements:  At December 31, 2011, retail repurchase agreements carry interest rates ranging from 0.20% to 0.70%, payable at maturity, and are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $142 million.  The Bank has the right to pledge or sell these securities, but they must replace them with substantially the same security.  There were no wholesale repurchase agreements and other term borrowings, such as Fed Funds, outstanding as of December 31, 2011 and 2010.

Temporary Liquidity Guarantee Program Notes:  Banner Bank has issued $50 million of senior bank notes that are guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).  These notes require interest only payments for a term of three years with principal payable in full at maturity.

Federal Reserve Bank of San Francisco and Other Borrowings:  Banner Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody (BIC) program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2011, based upon available unencumbered collateral, Banner Bank was eligible to borrow $524 million from the Federal Reserve Bank, although, at that date, as well as at December 31, 2010, the Bank had no funds borrowed under this arrangement.  There were no other borrowings at December 31, 2011.

A summary of all other borrowings at December 31, 2011 and 2010 by the period remaining to maturity is as follows (dollars in thousands):

	At or for the Years Ended December 31
	2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Retail repurchase agreements:
Due in one year or less	$102,131	0.29%	$125,140	0.33%
Due after one year through two years	--	--	--	--
Due after two years	--	--	--	--

Total year-end outstanding	$102,131	0.29	$125,140	0.33

Average outstanding	$103,704	0.34	$125,501	0.43
Maximum outstanding at any month-end	125,136	n/a	136,002	n/a

Temporary liquidity guarantee program notes: (1)
Due in one year or less	$49,997	3.82%	$--	--%
Due after one year through two years	--	--	49,987	3.82
Due after two years	--	--	--	--

Total year-end outstanding	$49,997	3.82	$49,987	3.82

Average outstanding	$49,993	3.82	$49,983	3.82
Maximum outstanding at any month-end	49,997	n/a	49,987	n/a

Other borrowings:
Due in one year or less	$--	--%	$--	--%
Due after one year through two years	--	--	--	--
Due after two years	--	--	686	6.73

Total year-end outstanding	$--	--	$686	6.73

Average outstanding	$443	6.73	$2	6.73
Maximum outstanding at any month-end	686	n/a	686	n/a

(1)	Weighted average rate includes FDIC guarantee fee and amortization of origination costs.

The table below summarizes interest expense for other borrowings for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31
	2011	2010	2009

Retail repurchase agreements	$356	$539	$711
FDIC guaranteed debt	1,909	1,909	1,433
Federal Reserve borrowings	--	--	61

Total expense	$2,265	$2,448	$2,205

NOTE 12:  JUNIOR SUBORDINATED DEBENTURES AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2011, six wholly-owned subsidiary grantor trusts, Banner Capital Trust II, III, IV, V, VI and VII (BCT II, BCT III, BCT IV, BCT V, BCT VI and BCT VII (collectively, the Trusts)), established by the Company had issued $120 million of trust preferred securities to third parties, as well as $3.7 million of common capital securities, carried among other assets, which were issued to the Company.  Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2011, under guidance issued by the Board of Governors of the Federal Reserve System.  At December 31, 2011, the Trusts comprised $46.3 million, or 7.5% of the Company’s total risk-based capital.

The following table is a summary of trust preferred securities at December 31, 2011 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Current Interest Rate	Reset Period	Interest Rate Spread	Interest Deferral Period	Redemption Option

Banner Capital Trust II	$15,000	$464	$15,464	2033	3.93%	Quarterly	Three-month LIBOR + 3.35%	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	3.48	Quarterly	Three-month LIBOR + 2.90%	20 Consecutive Quarters	On or after October 8, 2008
Banner Capital Trust IV	15,000	465	15,465	2034	3.43	Quarterly	Three-month LIBOR + 2.85%	20 Consecutive Quarters	On or after April 7, 2009
Banner Capital Trust V	25,000	774	25,774	2035	2.15	Quarterly	Three-month LIBOR + 1.57%	20 Consecutive Quarters	On or after November 23, 2010
Banner Capital Trust VI	25,000	774	25,774	2037	6.56	Fixed through Feb. 29, 2012, then Qrtrly	Three-month LIBOR + 1.62%	20 Consecutive Quarters	On or after March 1, 2012
Banner Capital Trust VII	25,000	774	25,774	2037	1.96	Quarterly	Three-month LIBOR + 1.38%	20 Consecutive Quarters	On or after July 31, 2012

Total TPS liability at par	$120,000	$3,716	123,716		3.57

Fair value adjustment			(73,728)

Total TPS liability at fair value			$49,988

Note 13:  INCOME TAXES

The following table presents the components of the provision for income tax (benefit) expense included in the Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31
	2011	2010	2009

Current	$--	$3,025	$(17,983)
Deferred	(3,322)	(21,183)	(9,070)
Increase in valuation allowance	3,322	36,171	--

Provision for (benefit from) income taxes	$--	$18,013	$(27,053)

The following tables present the reconciliation of the provision for income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Years Ended December 31
	2011	2010	2009

Provision for (benefit from) income taxes computed at federal statutory rate	$1,910	$(15,359)	$(21,986)

Increase (decrease) in taxes due to:
Tax-exempt interest	(1,616)	(1,471)	(2,108)
Investment in life insurance	(663)	(683)	(758)
State income taxes (benefit), net of federal tax offset	(2,260)	(495)	(819)
Tax credits	(840)	(816)	(864)
Valuation allowance	3,322	36,171	--
Other	147	666	(518)

Provision for (benefit from) income taxes	$--	$18,013	$(27,053)
	Years Ended December 31
	2011	2010	2009

Federal income tax statutory rate	35.0%	35.0%	35.0%

Increase (decrease) in tax rate due to:
Tax-exempt interest	(29.6)	3.4	3.4
Investment in life insurance	(12.1)	1.6	1.2
State income taxes (benefit), net of federal tax offset	(41.5)	1.1	1.3
Tax credits	(15.4)	1.9	1.4
Valuation allowance	60.9	(82.4)	--
Other	2.7	(1.6)	0.8

Effective income tax rate	--%	(41.0)%	43.1%

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2011 and 2010 (in thousands):

	December 31
	2011	2010
Deferred tax assets:
REO and loan loss reserves	$31,156	$40,652
Deferred compensation	6,032	6,765
Net operating loss carryforward	27,992	21,161
Low income housing tax credits	7,202	3,319
Other	309	--
Total deferred tax assets	72,691	71,897

Deferred tax liabilities:
FHLB stock dividends	(6,137)	(6,230)
Depreciation	(3,570)	(4,405)
Deferred loan fees, servicing rights and loan origination costs	(4,863)	(4,646)
Intangibles	(2,243)	(3,041)
Financial instruments accounted for under fair value accounting	(16,499)	(16,983)
Total deferred tax liabilities	(33,312)	(35,305)

Deferred income tax asset	39,379	36,592

Unrealized gain on securities available-for-sale	(1,151)	(421)

Valuation allowance	(38,228)	(36,171)

Deferred tax asset, net	$--	$--

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.  Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making this assessment.  As of December 31, 2011 and 2010, based on available evidence, management believed it was not more likely than not that the net deferred tax assets would be realized in the future.  Accordingly, a valuation allowance for the net amount of the deferred tax assets was maintained at December 31, 2011 and 2010.  The valuation allowance increased by $36.2 million in 2010 and increased by $2.1 million in 2011.  There was no valuation allowance as of December 31, 2009.

At December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $73.3 million and $21.7 million, respectively, which will expire, if unused, by the end of 2031.  The Company also has federal and state tax credit carryforwards of $6.5 million and $0.7 million, respectively, which will expire, if unused, by the end of 2031.

As of December 31, 2011, the Company has an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2011 and 2010 is immaterial. The Company files consolidated income tax returns in Oregon and Idaho and for federal purposes. The tax years which remain subject to examination by the taxing authorities are the years ending December 31, 2006 through 2010.

Retained earnings at December 31, 2011 and 2010 include approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been booked.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.9 million at December 31, 2011.

Note 14:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans.  Substantially all of the Company’s employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code.  At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit.  The Company’s contributions under the plan charged to expense amounted to $267,000 for the year ended December 31, 2009.  There were no expenses related to these contributions in 2011 or in 2010.

Supplemental Retirement and Salary Continuation Plans.  Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2011, 2010 and 2009, expense recorded for supplemental retirement and salary continuation plan benefits totaled $848,000, $1.4 million, and $902,000, respectively.  At December 31, 2011 and 2010, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $12.3 million and $13.4 million, respectively, and are recorded in a deferred compensation liability account.

Deferred Compensation Plans and Rabbi Trusts.  The Company and the Banks also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain employees.  The plans permit each participant to defer a portion of director fees, non-qualified retirement contributions, salary or bonuses for future receipt.  Compensation is charged to expense in the period earned.  In connection with its acquisitions, the Company also assumed liability for certain deferred compensation plans for key employees, retired employees and directors.

In order to fund the plans’ future obligations, the Company has purchased life insurance or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”   As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $7.7 million at December 31, 2011 and $8.5 million at December 31, 2010.  At December 31, 2011 and 2010, liabilities recorded in connection with deferred compensation plan benefits totaled $8.3 million ($8.5 million in contra-equity) and $9.0 million ($8.5 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Banks choose to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the owners and sole or partial beneficiaries.  At December 31, 2011 and 2010, the cash surrender value of these policies was $58.6 million and $56.7 million, respectively.  The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

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

A summary of key transactions for the ESOP follows:

	Years Ended December 31
	2011	2010	2009

ESOP contribution expense	$--	$--	$--

Total contribution to ESOP/Debt service	--	--	--

Interest portion of debt service	--	--	--

Dividends on unallocated ESOP shares used to reduce ESOP contribution	3,434	9,615	19,230

No ESOP contributions were made for the years ended December 31, 2011, 2010 or 2009.  As of December 31, 2011, the Company has 34,340 unearned, restricted shares remaining to be released to the ESOP.  The fair value of unearned, restricted shares held by the ESOP trust was $589,000 at December 31, 2011.  The ESOP held 139,067 allocated, earned shares at December 31, 2011.  No payments were made on the loan for the years ended December 31, 2011, 2010 and 2009.  The balance of the ESOP loan was $2.5 million at December 31, 2011, with accrued interest of $1.1 million.

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

MRP and Restricted Stock Grants.  Under the MRP, the Company was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees.  On July 26, 2006, this plan expired with 522,660 shares having been granted and no additional shares eligible to be granted.  Shares granted under the MRP vested ratably over a five-year period from the date of grant.  In the Consolidated Statement of Operations there was no expense accrual for the year ended December 31, 2011 and the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 reflected expense accruals of $2,000, and $40,000, respectively, for these grant awards.  The fair values of the MRP stock grants were equal to their intrinsic value on the date of grant.  As of December 31, 2011, there was no unrecognized compensation expense related to the MRP.

A summary of the Company’s unvested MRP shares activity during the years ended December 31, 2009, 2010 and 2011 follows:

	Shares	Weighted Average Grant- Date Fair Value

Unvested at December 31, 2008	2,920	$26.76

Granted	--	--
Vested	(2,315)	27.15
Forfeited	--)	--

Unvested at December 31, 2009	605	25.25

Granted	--	--
Vested	(605)	25.25
Forfeited	--	--

Unvested at December 31, 2010	--	--

Granted	--	--
Vested	--	--
Forfeited	--	--

Unvested at December 31, 2011	--	--

The Company granted shares of restricted common stock to Mark J. Grescovich, President and CEO of Banner Bank and the Company on August 22, 2010 and again on August 23, 2011.  The restricted shares were granted to Mr. Grescovich in accordance with his employment agreement, which, as an inducement material to his joining the Company and the Bank, provided for the granting of restricted shares on the six-month and the 18-month anniversaries of the effective date of the agreement.  The shares vest in one-third annual increments over the subsequent three-year periods following the grants.  The expense associated with this restricted stock was $111,000 for the year ended December 31, 2011 and was $28,000 for the year ended December 31, 2010.  Unrecognized compensation expense for this award as of December 31, 2011 was $361,000 and will be amortized over the next 32 months.

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

During the years ended December 31, 2011, 2010 and 2009, the Company did not grant any stock options.  Additionally, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $25,000, $53,000, and $122,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  Assumptions used in the Black-Scholes model are an expected volatility based on the historical volatility at the date of the grant.  The expected term is based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

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

A summary of the Company’s stock option award activity (post reverse split) for the years ended December 31, 2009, 2010 and 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2008	80,712	$151.76	4.4	n/a

Granted	--	--
Exercised	--	--
Forfeited	(9,944)	118.93

Outstanding at December 31, 2009	70,768	156.38	3.8	n/a

Granted	--	--
Exercised	--	--
Forfeited	(9,044)	117.39

Outstanding at December 31, 2010	61,725	162.12	3.1	n/a

Granted	--	--
Exercised	--	--
Forfeited	(9,996)	127.54

Outstanding at December 31, 2011	51,729	168.98	2.4	n/a

Outstanding at December 31, 2011, net of expected forfeitures	51,699	168.98	2.4	n/a

Exercisable at December 31, 2011	50,229	167.58	2.3	n/a

The intrinsic value of stock options is calculated as the amount by which the market price of Banner Corporation common stock exceeds the exercise price at the time of exercise or the end of the period as applicable.

A summary of the Company’s unvested stock option activity for the years ended December 31, 2009, 2010 and 2011 follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2008	11,531	$56.77

Granted	--	--
Vested	(6,284)	58.45
Forfeited	--	--

Unvested at December 31, 2009	5,247	54.74

Granted	--	--
Vested	(2,247)	57.47
Forfeited	--	--

Unvested at December 31, 2010	3,000	52.78

Granted	--	--
Vested	(1,500)	57.12
Forfeited	--	--

Unvested at December 31, 2011	1,500	48.37

At December 31, 2011, financial data pertaining to outstanding stock options was as follows:

Exercise Price	Weighted Average Exercise Price of Option Shares Granted	Number of Option Shares Granted	Weighted Average Option Shares Vested and Exercisable	Weighted Average Exercise Price of Option Shares Exercisable	Remaining Contractual Life

$15.67 to $18.09	$110.18	14,771	14,771	$110.18	1.3 years
$18.54 to $22.05	144.62	8,329	8,329	144.62	0.6 years
$25.25 to $27.40	181.51	9,493	9,493	181.51	2.6 years
$29.46 to $31.71	218.75	19,136	17,636	218.96	4.0 years

	168.98	51,729	50,229	167.58

The Company had $7,800 of total unrecognized compensation costs related to stock options at December 31, 2011 that are expected to be recognized over a remaining period of 0.5 years.

During the year ended December 31, 2010, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of operations (in thousands):

	Years Ended December 31
	2011	2010	2009

Salary and employee benefits	$39	$83	$162
Decrease in provision for income taxes	(14)	(30)	(50)

Decrease in equity, net	$25	$53	$112

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus for some grants the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.  The Company recognized compensation expense of $148,000, $228,000, and $68,000, respectively, for the years ended December 31, 2011, 2010 and 2009 related to the increase in the fair value of SARs and additional vesting during the period.  At December 31, 2011, the aggregate liability related to SARs was $336,000 and is included in deferred compensation.

Note 17:  PREFERRED STOCK AND RELATED WARRANT

On November 21, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), the Company entered into a Purchase Agreement with Treasury pursuant to which the Company issued and sold to Treasury 124,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Series A Preferred Stock), having a liquidation preference of $1,000 per share (and $124 million liquidation preference in the aggregate), and a ten-year warrant to purchase up to 243,998 shares (post reverse-split) of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $76.23 per share (post reverse-split), for an aggregate purchase price of $18.6 million in cash.  In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement—Standard Terms, dated November 21, 2008, with the U.S. Treasury (the Agreement).  The Agreement grants the holders of the preferred stock, the warrant and the common stock to be issued under the warrant registration rights and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008.  For regulatory purposes, the preferred stock is considered Tier 1 capital.

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

The Series A preferred stock and detachable warrant were initially recognized based on their relative fair values at the date of issuance and the. $124 million of proceeds received in connection with the issuance was allocated between the preferred stock and detachable warrant based on their relative fair values.  As a result, the preferred stock’s initial recorded value of $115.8 million was at a discount to the liquidation value or stated value.  The discount of $8.2 million is considered an unstated dividend cost that is being amortized over the five-year period preceding commencement of the 9% perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount.  The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders.  During each of the years ended December 31, 2011, 2010 and 2009, the Board declared and the Company paid four preferred stock dividends totaling $6.2 million per year.  In addition, the Company accreted dividend expense as a result of amortization of the discount of $1.7 million, $1.6 million and $1.5 million, respectively, in the years ended December 31, 2011, 2010 and 2009.  As of December 31, 2011, accrued and unpaid dividends totaled $792,000 and no dividend payments on the preferred stock were in arrears.

Common Stock Warrant: On November 21, 2008, in connection with the issuance of the preferred stock, the Company issued a warrant to the U.S. Treasury to purchase up to 243,998 shares (post reverse-split) of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $76.23 per share (post reverse-split), subject to certain customary anti-dilution and other adjustments.  The warrant issued is immediately exercisable, in whole or in part, and have a ten-year term.  The warrant is not subject to any contractual restrictions on transfer.  The Company has granted the warrant holder piggyback registration rights for the warrant and the common stock underlying the warrant and has agreed to take such other steps as may be reasonably requested to facilitate the transfer of the warrant and the common stock underlying the warrant.  The holder of the warrant is not entitled to any common stockholder rights.  The U.S. Treasury agreed not to exercise voting power with respect to any shares of common stock of the Company issued to it upon exercise of the warrant.

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements (dollars in thousands):
	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well- Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
The Company—consolidated
Total capital to risk-weighted assets	$615,092	18.07%	$272,344	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	572,036	16.80	136,172	4.00	n/a	n/a
Tier 1 leverage capital to average assets	572,036	13.44	170,242	4.00	n/a	n/a

Banner Bank (1)
Total capital to risk- weighted assets	511,594	15.81	258,900	8.00	$323,625	10.00%
Tier 1 capital to risk- weighted assets	470,668	14.54	129,450	4.00	194,175	6.00
Tier 1 leverage capital to average assets	470,668	11.71	160,721	4.00	200,902	5.00

Islanders Bank
Total capital to risk- weighted assets	30,627	16.06	15,255	8.00	19,068	10.00
Tier 1 capital to risk- weighted assets	28,237	14.81	7,627	4.00	11,441	6.00
Tier 1 leverage capital to average assets	28,237	12.08	9,351	4.00	11,689	5.00

December 31, 2010:
The Company—consolidated
Total capital to risk-weighted assets	$594,304	16.92%	$280,959	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	549,743	15.65	140,479	4.00	n/a	n/a
Tier 1 leverage capital to average assets	549,743	12.24	179,722	4.00	n/a	n/a

Banner Bank
Total capital to risk- weighted assets	502,882	15.10	266,498	8.00	$333,122	10.00%
Tier 1 capital to risk- weighted assets	460,584	13.83	133,249	4.00	199,873	6.00
Tier 1 leverage capital to average assets	460,584	10.84	169,957	4.00	212,446	5.00

Islanders Bank
Total capital to risk- weighted assets	29,428	14.46	16,283	8.00	20,354	10.00
Tier 1 capital to risk- weighted assets	26,884	13.21	8,142	4.00	12,213	6.00
Tier 1 leverage capital to average assets	26,884	11.25	9,555	4.00	11,944	5.00

(1) Under the Bank MOU, Banner Bank must maintain a Tier 1 Capital ratio of not less than 10.0% of Banner Bank’s adjusted total assets.

At December 31, 2010, Banner Corporation and the Banks each exceeded all regulatory capital adequacy requirements; however, under the terms of the Bank MOU, Banner Bank is required to achieve and maintain a Tier 1 leverage capital to average assets ratio equal to or greater than 10.00%.  There have been no conditions or events since December 31, 2011 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.  The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 19:  CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2011.

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

In February 2009, for the first time in its history, the State of Washington’s Public Deposit Protection Commission assessed all Qualified Public Depositaries participating in the State’s public deposit program an amount that, in aggregate, covered the uninsured portion of the public funds on deposit at a failed Washington bank.  Generally, the maximum liability should any member(s) of the State’s public deposit program default on its uninsured public funds is limited to 10% of the public funds held by the Banks.  A similar program is also in place in Oregon, where Banner Bank also holds public deposits.  Should other bank failures occur in either state, the Banks could be subject to additional assessments; however, the rules for participation have been revised to require 100% collateralization of these deposits, which serves to significantly limit the contingent liability that currently exists for Qualified Public Depositaries.  As a result of these collateralization requirements, the Banks have sought to reduce their reliance on public funds, which were decreased by $7 million, $20 million and $173 million, respectively, in the years ended December 31, 2011, 2010 and 2009 and totaled $139 million at December 31, 2011.

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

Note 21:  OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

At December 31, 2011, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Prior to December 31, 2008, intangible assets also included goodwill, which represented the excess of the purchase price over the fair value of net assets acquired in several business combinations accounted for under the purchase method.

The Company amortizes CDI over their estimated useful life and reviews them at least annually for events or circumstances that could impact their recoverability.  The CDI assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in three separate bank acquisitions during 2007.  These intangible assets are being amortized using an accelerated method over estimated useful lives of eight years.  The CDI assets are not estimated to have a significant residual value.  Other intangible assets are amortized over their useful lives and are also reviewed for impairment.

The following table summarizes the changes in the Company’s other intangibles for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Core Deposit Intangibles	Other	Total

Balance, December 31, 2008	$13,701	$15	$13,716

Amortization	(2,644)	(2)	(2,646)

Balance, December 31, 2009	11,057	13	11,070

Amortization	(2,459)	(2)	(2,461)

Balance, December 31, 2010	8,598	11	8,609

Amortization	(2,276)	(2)	(2,278)

Balance, December 31, 2011	$6,322	$9	$6,331

Estimated amortization expense in future years with respect to existing intangibles as of December 31, 2011 (in thousands):

Year Ended	Core Deposit Intangibles	Other	Total

December 31, 2012	$2,092	$2	$2,094
December 31, 2013	1,908	2	1,910
December 31, 2014	1,724	2	1,726
December 31, 2015	597	2	599
Thereafter	--	2	2

Net carrying amount	$6,321	$10	$6,331

Mortgage servicing rights are reported in other assets.  Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2011 and in 2010, the Company did not record an impairment charge.  In 2009, the Company recorded $800,000 in impairment charges against mortgage servicing rights.  Loans serviced for others totaled $773 million and $705 million at December 31, 2011 and 2010, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.4 million and $5.6 million at December 31, 2011 and 2010, respectively.

An analysis of the mortgage servicing rights for the years ended December 31, 2011, 2010 and 2009 is presented below (in thousands):

	Years Ended December 31
	2011	2010	2009

Balance, beginning of the year	$5,441	$5,703	$3,554

Amounts capitalized	1,928	1,736	5,009
Amortization (1)	(1,785)	(1,998)	(2,060)
Valuation adjustments in the period	--	--	(800)

Balance, end of the year	$5,584	$5,441	$5,703

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

•
The securities assets primarily consist of U.S. Government and agency obligations, municipal bonds, corporate bonds, single issue trust preferred securities (TPS), pooled trust preferred collateralized debt obligation securities (TRUP CDO), mortgage-backed securities, equity securities and certain other financial instruments.  The Level 1 measurements are based upon quoted prices in active markets.  The Level 2 measurements are generally based upon a matrix pricing model from an investment reporting and valuation service.  Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Level 3 measurements are based primarily on unobservable inputs.  In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate.  These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

From mid-2008 through the current year, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  This has been particularly true for Banner’s TRUP CDO securities.  As of December 31, 2011, Banner owned approximately $32 million in current par value of these securities, exclusive of those securities Banner elected to write-off completely.  The market for these securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are still very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at December 31, 2011 and 2010:

•	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value,
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was equally or more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008, and

•	The Company’s TRUP CDOs should be classified exclusively within Level 3 of the fair value hierarchy because of the significant assumptions required to determine fair value at the measurement date.

The TRUP CDO valuations were derived using input from independent third parties who used proprietary cash flow models for analyzing collateralized debt obligations.  Their approaches to determining fair value involve considering the credit quality of the collateral, assuming a level of defaults based on the probability of default of each underlying trust preferred security, creating expected cash flows for each TRUP CDO security and discounting that cash flow at an appropriate risk-adjusted rate plus a liquidity premium.

Where appropriate, management reviewed the valuation methodologies, and assumptions used by the independent third party providers and for certain securities determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements, while for other securities management adjusted the third party providers modeling to be more reflective of the characteristics of the Company’s remaining TRUP CDOs.

At December 31, 2011, Banner also directly owned approximately $19 million in current par value of TPS securities issued by three individual financial institutions for which no market data or independent valuation source is available.  Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values.  Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions.  Since these three TPS securities are also concentrated in the financial institutions sector, which continues to be under significant pricing pressure at December 31, 2011, management applied credit factors to differentiate these issues based upon its judgment of the risk profile of the various issuers.  These credit factors were then incorporated into the model at December 31, 2011, and discount rates equal to three-month LIBOR plus 600 to 800 basis points were used to calculate the respective fair values of these securities.  At December 31, 2010 these same credit factors were incorporated into the model and discount rates equal to three-month LIBOR plus 600 to 900 basis points were used to calculate the respective fair values of these securities.  At December 31, 2011 and 2010, Banner also has one TPS security issued by a large national bank with a par value of $5 million that is not actively traded, but for which more market data is available permitting a Level 2 fair value measurement.  All levels are reviewed at least annually for appropriateness.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS debt that the Company has issued) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that the Company would elect early redemption.  The majority, $98 million, of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  The remaining $26 million issue has a current interest rate of 6.56%, which is fixed through February 29, 2012 and then resets quarterly, beginning March 1, 2012, to equal three-month LIBOR plus a spread of 1.62%.  In valuing the debentures at December 31, 2011 and 2010, management evaluated discounted cash flows to maturity and for the discount rate used the year-ending three-month LIBOR plus 800 basis points.  While the quarterly reset of the index on this debt would seemingly keep it close to market values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method.  However, as noted above in the discussion of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management considers this to be a Level 3 input method.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Level 1	Level 2		Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--		$338,971	$--	$338,971
Corporate bonds	--		6,260	--	6,260
Municipal bonds	--		27,309		27,309
Mortgage-backed securities	--		93,255	--	93,255
	--		465,795	--	465,795
Securities—trading
U.S. Government and agency	--		2,635	--	2,635
Municipal bonds	--		5,962	--	5,962
TPS and TRUP CDOs	--		4,600	30,455	35,055
Mortgage-backed securities	--		36,673		36,673
Equity securities and other	--		402		402
	--		50,272	30,455	80,727

	$--		$516,067	$30,455	$546,522

Liabilities
Advances from FHLB at fair value	$--		$10,533	$--	$10,533
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	-		49,988	49,988

	$--		$10,533	$49,988	$60,521

	December 31, 2010
	Level 1	Level 2		Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--		$135,428	$--	$135,428
Corporate bonds	--		22,522	--	22,522
Municipal bonds	--		5,396		5,396
Mortgage-backed securities	--		36,881	--	36,881
	--		200,227	--	200,227
Securities—trading
U.S. Government and agency	--		4,379	--	4,379
Municipal bonds	--		6,398	--	6,398
TPS and TRUP CDOs	--		5,063	29,661	34,724
Mortgage-backed securities	--		49,688	--	49,688
Equity securities and other	--		190	--	190
	--		65,718	29,661	95,379

	$--		$265,945	$29,661	$295,606

Liabilities
Advances from FHLB at fair value	$--		$43,523	$--	$43,523
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	-	--	48,425	48,425

	$--		$43,523	$48,425	$91,948

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2010	$29,661	$48,425

Total gains or losses recognized
Assets gains (losses)	794	--
Liabilities (gains) losses	--	1,563
Purchases, issuances and settlements	--	--
Transfers in and/or out of Level 3	--	--

Ending balance at December 31, 2011	$30,455	$49,988

	Year Ended December 31, 2010
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2009	$30,192	$47,694

Total gains or losses recognized
Assets gains (losses)	(531)	--
Liabilities (gains) losses	--	731
Purchases, issuances and settlements	--	--
Transfers in and/or out of Level 3	--	--

Ending balance at December 31, 2010	$29,661	$48,425

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

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded.  These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan.  If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount.  The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology.  As of December 31, 2011, the Company reviewed all of its classified loans totaling $214 million and identified $130 million which were considered impaired.  Of those $130 million in impaired loans, $82 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established.  The $82 million had original carrying values of $101 million which have been reduced by partial write-downs totaling $19 million.  In addition to these write-downs, in order to bring the impaired loan balances to fair value, Banner also established $7 million in specific reserves on these impaired loans.  Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $48 million and were found to require allowances totaling $3 million.  The $48 million evaluated for reserve purposes within homogeneous pools included $24 million of restructured loans which are currently performing according to their restructured terms.  The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.  Banner considers any valuation inputs related to REO to be Level 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For each of the years ended December 31, 2011 and 2010, the Company recognized $15.1 million of impairment charges related to these types of assets.

The following tables present the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Year

Impaired loans	$47,959	$--	$--	$47,959	$(21,902)
REO	42,965	--	--	42,965	(7,325)

	December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Year

Impaired loans	$75,827	$--	$--	$75,827	$(34,140)
REO	100,872	--	--	100,872	(18,029)

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2011 and 2010, whether or not recognized or recorded in the consolidated balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$132,436	$132,436	$361,652	$361,652
Securities—trading	80,727	80,727	95,379	95,379
Securities—available-for-sale	465,795	465,795	200,227	200,227
Securities—held-to-maturity	75,438	80,107	72,087	73,916
Loans receivable held for sale	3,007	3,069	3,492	3,537
Loans receivable	3,293,331	3,224,112	3,302,224	3,227,429
FHLB stock	37,371	37,371	37,371	37,371
Bank-owned life insurance	58,563	58,563	56,653	56,653
Mortgage servicing rights	5,584	5,584	5,441	5,441

Liabilities:
Demand, NOW and money market accounts	1,555,561	1,487,080	1,417,193	1,317,022
Regular savings	669,596	630,450	616,512	572,356
Certificates of deposit	1,250,497	1,258,431	1,557,493	1,562,850
FHLB advances at fair value	10,533	10,533	43,523	43,523
Junior subordinated debentures at fair value	49,988	49,988	48,425	48,425
Other borrowings	152,128	152,128	175,813	175,813

Off-balance-sheet financial instruments:
Commitments to originate loans	617	617	310	310
Commitments to sell loans	(617)	(617)	(310)	(310)

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

Commitments:  Commitments to sell loans with notional balances of $54 million and $31 million at December 31, 2011 and 2010, respectively, have a carrying value of $617,000 and $310,000, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $54 million and $31 million at December 31, 2011 and 2010, respectively, have a carrying value of ($617,000) and ($310,000).  The fair value of commitments to sell loans and of interest rate locks reflect changes in the level of market interest rates from the date of the commitment or rate lock to the date of the Company’s financial statements.  Other commitments to fund loans totaled $780 million and $738 million at December 31, 2011 and 2010, respectively, and have no carrying value at both dates, representing the cost of such commitments.  There were no commitments to purchase or sell securities at December 31, 2011 or 2010.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 23:  BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2011	2010
ASSETS
Cash	$73,033	$62,510
Investment in trust equities	3,716	3,716
Investment in subsidiaries	532,561	521,358
Other assets	1,207	1,333

	$610,517	$588,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Miscellaneous liabilities	$2,106	$1,774
Deferred tax liability	25,973	27,246
Junior subordinated debentures at fair value	49,988	48,425
Stockholders’ equity	532,450	511,472
	$610,517	$588,917

Statements of Operations	Years Ended December 31
	2011	2010	2009
INTEREST INCOME:
Certificates, time deposits and dividends	$277	$362	$380

OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	990	1,760	1,603
Equity in undistributed income of subsidiaries	9,478	(58,766)	(41,755)
Other income	46	46	61
Net change in valuation of financial instruments carried at fair value	(1,563)	(730)	14,082
Interest on other borrowings	(4,193)	(4,226)	(4,754)
Other expenses	(2,313)	(2,818)	(2,815)
	2,722	(64,372)	(33,198)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2,735)	2,476	(2,566)

NET INCOME (LOSS)	$5,457	$(61,896)	$(35,764)

Statements of Cash Flows	Years Ended December 31
	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$5,457	$(61,896)	$(35,764)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	(9,478)	58,766	41,755
Amortization	--	4	23
Increase (decrease) in deferred taxes	(562)	703	5,069
Net change in valuation of financial instruments carried at fair value	1,563	730	(14,082)
Increase in other assets	1,933	(847)	(1,828)
Increase (decrease) in other liabilities	(957)	(1)	3,118
Net cash used by operating activities	(2,044)	(2,541)	(1,709)

INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(162)	(110)	(252)
Additional funds invested in subsidiaries	--	(110,000)	(60,000)
Net cash used by investing activities	(162)	(110,110)	(60,252)

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	--	--	(47)
Issuance of stock for stockholder reinvestment program	21,556	16,201	14,723
Issuance of stock in secondary offering, net of costs	--	161,637	--
Cash dividends paid	(8,827)	(8,867)	(7,498)
Net cash provided from financing activities	12,729	168,971	7,178

NET INCREASE (DECREASE) IN CASH	10,523	56,320	(54,783)

CASH, BEGINNING OF PERIOD	62,510	6,190	60,973

CASH, END OF PERIOD	$73,033	$62,510	$6,190

Note 24: STOCK REPURCHASES

The Company did not repurchase any stock during the years ended December 31, 2011, 2010 or 2009.

Note 25:  CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings (loss) per common share (dollars in thousands, except per share data).

	Years Ended December 31
	2011	2010	2009

Net income (loss)	$5,457	$(61,896)	$(35,764)

Preferred stock dividend accrual	(6,200)	(6,200)	(6,200)
Preferred stock discount accrual	(1,701)	(1,593)	(1,492)

Net income (loss) available to common shareholders	$(2,444)	$(69,689)	$(43,456)

Basic weighted average shares outstanding	16,724	9,665	2,664
Plus MRP, common stock option and common stock warrants considered outstanding for diluted EPS	--	--	--
Less dilutive shares not included as they are anti-dilutive for calculations of loss per share	29	--	--

	16,753	9,665	2,664
Earnings (loss) per common share
Basic	$(0.15)	$(7.21)	$(16.31)
Diluted	$(0.15)	$(7.21)	$(16.31)

Options to purchase an additional 51,729 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.  Also, as of December 31, 2011, the warrant issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to 243,998 shares (post reverse-split) of common stock was not included in the computation of diluted EPS because the exercise price of the warrant was greater than the average market price of common shares.

Note 26:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows (dollars in thousands except for per share data):

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$49,663	$49,888	$49,561	$48,451
Interest expense	9,607	8,687	7,833	6,865
Net interest income before provision for loan losses	40,056	41,201	41,728	41,586
Provision for loan losses	17,000	8,000	5,000	5,000
Net interest income	23,056	33,201	36,728	36,586
Other operating income	7,246	9,253	10,340	7,151
Other operating expenses	38,144	40,255	41,038	38,667
Income before provision for income taxes	(7,842)	2,199	6,030	5,070
Provision (benefit) for income taxes	--	--	--	--
Net income (loss)	(7,842)	2,199	6,030	5,070

Preferred stock dividend	1,550	1,550	1,550	1,550
Preferred stock discount accretion	426	425	425	425

Net income (loss) available to common shareholders	$(9,818)	$224	$4,055	$3,095

Basic earnings (loss) per share	$(0.61)	$0.01	$0.24	$0.18
Diluted earnings (loss) per share	(0.61)	0.01	0.24	0.18
Cumulative dividends declared	0.07	0.01	0.01	0.01

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$55,970	$55,634	$54,250	$52,228
Interest expense	17,820	16,693	14,328	11,471
Net interest income before provision for loan losses	38,150	38,941	39,922	40,757
Provision for loan losses	14,000	16,000	20,000	20,000
Net interest income	24,150	22,941	19,922	20,757
Other operating income	7,724	6,186	7,652	7,586
Other operating expenses	35,415	38,024	46,328	41,034
Income before provision for income taxes	(3,541)	(8,897)	(18,754)	(12,691)
Provision (benefit) for income taxes	(2,024)	(3,951)	23,988	--
Net loss	(1,517)	(4,946)	(42,742)	(12,691)

Preferred stock dividend	1,550	1,550	1,550	1,550
Preferred stock discount accretion	398	399	398	398

Net loss available to common shareholders	$(3,465)	$(6,895)	$(44,690)	$(14,639)

Basic earnings (loss) per share	$(1.12)	$(1.96)	$(2.80)	$(0.91)
Diluted earnings (loss) per share	(1.12)	(1.96)	(2.80)	(0.91)
Cumulative dividends declared	0.07	0.07	0.07	0.07

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$60,331	$59,158	$59,573	$58,308
Interest expense	25,372	24,233	23,221	19,971
Net interest income before provision for loan losses	34,959	34,925	36,352	38,337
Provision for loan losses	22,000	45,000	25,000	17,000
Net interest income	12,959	(10,075)	11,352	21,337
Other operating income	4,648	19,977	13,453	5,612
Other operating expenses	33,793	36,891	36,629	34,767
Income before provision for income taxes	(16,186)	(26,989)	(11,824)	(7,818)
Provision (benefit) for income taxes	(6,923)	(10,478)	(5,376)	(4,276)
Net loss	(9,263)	(16,511)	(6,448)	(3,542)

Preferred stock dividend	1,550	1,550	1,550	1,550
Preferred stock discount accretion	373	373	373	373

Net loss available to common shareholders	$(11,186)	$(18,434)	$(8,371)	$(5,465)

Basic earnings (loss) per share	$(4.55)	$(7.28)	$(3.08)	$(1.89)
Diluted earnings (loss) per share	(4.55)	(7.28)	(3.08)	(1.89)
Cumulative dividends declared	0.07	0.07	0.07	0.07

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

The Banks exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Banks use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.  As of December 31, 2011, outstanding commitments for which no liability has been recorded consisted of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$94,730
Revolving open-end lines secured by 1-4 family residential properties	115,008
Credit card lines	76,357
Other, primarily business and agricultural loans	458,149
Real estate secured by one- to four-family residential properties	81,992
Standby letters of credit and financial guarantees	7,872

Total	$834,108

Commitments to sell loans secured by one- to four-family residential properties	$54,082

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

Information pertaining to outstanding interest rate swaps at December 31, 2011 and 2010 follows (dollars in thousands):

	December 31
	2011	2010

Notional amount	$117,110	$19,213
Weighted average pay rate	4.66%	5.36%
Weighted average receive rate	3.85%	0.26%
Weighted average maturity in years	7.7	6.9
Unrealized gain included in total loans	$3,559	$2,796
Unrealized gain included in other assets	$2,108	$--
Unrealized loss included in other liabilities	$5,666	$2,796

At December 31, 2011, the Company’s interest rate swap agreements are with the Pacific Coast Bankers Bank, Wells Fargo, N.A., Credit Suisse, and various loan customers.

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

101
The following materials from Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.