Form 10-Q
period 2012-03-31
BANNER CORP
filed 2012-05-09
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
__________________________________________________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ to ____________

Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________

Washington (State or other jurisdiction of incorporation or organization)	91-1691604 (I.R.S. Employer Identification Number)

10 South First Avenue, Walla Walla, Washington 99362
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (509) 527-3636
__________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of April 30, 2012 18,208,497 shares*

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

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011	5

Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011	6

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2012 and the Year Ended December 31, 2011	7

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	9

Selected Notes to the Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	42

Comparison of Financial Condition at March 31, 2012 and December 31, 2011	46

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011	47

Asset Quality	51

Liquidity and Capital Resources	56

Capital Requirements	57

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	58

Sensitivity Analysis	58

Item 4 - Controls and Procedures	62

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	63

Item 1A - Risk Factors	63

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3 - Defaults upon Senior Securities	63

Item 4 – Mine Safety Disclosures	63

Item 5 - Other Information	63

Item 6 - Exhibits	64

SIGNATURES	66

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2012 and December 31, 2011

	March 31	December 31
ASSETS	2012	2011

Cash and due from banks	$199,609	$132,436

Securities—trading, amortized cost $108,642 and $112,663, respectively	77,706	80,727
Securities—available-for-sale, amortized cost $383,555 and $462,579, respectively	386,716	465,795
Securities—held-to-maturity, fair value $82,294 and $80,107, respectively	76,853	75,438

Federal Home Loan Bank stock	37,371	37,371
Loans receivable:
Held for sale	4,623	3,007
Held for portfolio	3,225,039	3,293,331
Allowance for loan losses	(81,544)	(82,912)
	3,148,118	3,213,426

Accrued interest receivable	16,047	15,570
Real estate owned, held for sale, net	27,723	42,965
Property and equipment, net	90,106	91,435
Intangible assets, net	5,777	6,331
Bank-owned life insurance (BOLI)	59,055	58,563
Other assets	35,683	37,255

	$4,160,764	$4,257,312
LIABILITIES
Deposits:
Non-interest-bearing	$771,812	$777,563
Interest-bearing transaction and savings accounts	1,457,030	1,447,594
Interest-bearing certificates	1,197,328	1,250,497
	3,426,170	3,475,654

Advances from FHLB at fair value	10,467	10,533
Other borrowings	91,253	152,128
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	49,368	49,988
Accrued expenses and other liabilities	21,136	23,253
Deferred compensation	13,580	13,306
	3,611,974	3,724,862

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized; Series A – liquidation preference
$1,000 per share, 124,000 shares issued and outstanding	121,156	120,702
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 18,027,768 shares issued: 17,993,428 shares and 17,519,132 shares outstanding at March 31, 2012 and December 31, 2011, respectively	540,068	531,149
Accumulated deficit	(112,465)	(119,465)
Accumulated other comprehensive income	2,018	2,051
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost
34,340 restricted shares outstanding at March 31, 2012 and December 31, 2011	(1,987)	(1,987)

	548,790	532,450

	$4,160,764	$4,257,312

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31
	2012	2011
INTEREST INCOME:
Loans receivable	$43,988	$46,755
Mortgage-backed securities	927	875
Securities and cash equivalents	2,283	2,033
	47,198	49,663
INTEREST EXPENSE:
Deposits	4,448	7,812
FHLB advances	63	178
Other borrowings	549	579
Junior subordinated debentures	1,012	1,038
	6,072	9,607

Net interest income before provision for loan losses	41,126	40,056

PROVISION FOR LOAN LOSSES	5,000	17,000
Net interest income	36,126	23,056

OTHER OPERATING INCOME:
Deposit fees and other service charges	5,869	5,279
Mortgage banking operations	2,649	962
Loan servicing fees, net of amortization and impairment	217	256
Miscellaneous	551	493
	9,286	6,990

Net change in valuation of financial instruments carried at fair value	1,685	256
Total other operating income	10,971	7,246

OTHER OPERATING EXPENSES:
Salary and employee benefits	19,510	17,255
Less capitalized loan origination costs	(2,250)	(1,720)
Occupancy and equipment	5,477	5,394
Information/computer data services	1,515	1,567
Payment and card processing expenses	1,890	1,647
Professional services	1,344	1,672
Advertising and marketing	2,066	1,740
Deposit insurance	1,363	1,969
State/municipal business and use taxes	568	494
REO operations	2,598	4,631
Amortization of core deposit intangibles	552	597
Miscellaneous	3,280	2,898
Total other operating expenses	37,913	38,144

Income (loss) before provision for income taxes	9,184	(7,842)

PROVISION FOR INCOME TAXES	--	--

NET INCOME (LOSS)	9,184	(7,842)

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	1,550	1,550
Preferred stock discount accretion	454	426
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$7,180	$(9,818)

Earnings (loss) per common share:
Basic	$0.40	$(0.60)
Diluted	$0.40	$(0.60)
Cumulative dividends declared per common share:	$0.01	$0.07

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31
	2012	2011

NET INCOME (LOSS)	$9,184	$(7,842)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax provision (benefit) of $(20) and $0, respectively	(35)	(682)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity	2	5

Other comprehensive income (loss)	(33)	(677)

COMPREHENSIVE INCOME (LOSS)	$9,151	$(8,519)

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Three Months Ended March 31, 2012

					Retained	Accumulated
			Common Stock and		Earnings	Other
	Preferred Stock		Paid in Capital		(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Deficit)	Income (Loss)	Equity

Balance, January 1, 2012	124,000	$120,702	17,519,132	$529,162	$(119,465)	$2,051	$532,450

Net income (loss)					9,184		9,184

Change in valuation of securities—available-for- sale, net of income tax						(35)	(35)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						2	2

Accretion of preferred stock discount		454			(454)		--

Accrual of dividends on preferred stock					(1,550)		(1,550)

Accrual of dividends on common stock ($.01/share cumulative)					(180)		(180)

Proceeds from issuance of common stock for stockholder reinvestment program			474,296	8,874			8,874

Amortization of compensation related to restricted stock grant				42			42

Amortization of compensation related to stock options				3			3

BALANCE, March 31, 2012	124,000	$121,156	17,993,428	$538,081	$(112,465)	$2,018`	$548,790

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited) (In thousands, except for shares)
For the Year Ended December 31, 2011

					Retained	Accumulated
			Common Stock and		Earnings	Other
	Preferred Stock		Paid in Capital		(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Deficit)	Income (Loss)	Equity

Balance, January 1, 2011	124,000	$119,000	16,130,441	$507,470	$(115,348)	$350	$511,472

Net income (loss)					5,457		5,457

Change in valuation of securities—available-for- sale, net of income tax						1,685	1,685

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						16	16

Accretion of preferred stock discount		1,701			(1,701)		--

Accrual of dividends on preferred stock					(6,200)		(6,200)

Accrual of dividends on common stock ($.10/share cumulative)					(1,673)		(1,673)

Proceeds from issuance of common stock for stockholder reinvestment program			1,372,625	21,556			21,556

Amortization of compensation related to restricted stock grant			16,066	111			111

Amortization of compensation related to stock options				25			25

Other		1					1

BALANCE, December 31, 2011	124,000	$120,702	17,519,132	$529,162	$(119,465)	$2,051	$532,450

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$9,184	$(7,842)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,907	2,169
Deferred income and expense, net of amortization	542	613
Amortization of core deposit intangibles	552	597
Net change in valuation of financial instruments carried at fair value	(1,685)	(256)
Principal repayments and maturities of securities—trading	4,046	4,554
Equity-based compensation	45	29
Increase in cash surrender value of bank-owned life insurance	(489)	(470)
Gain on sale of loans, excluding capitalized servicing rights	(1,736)	(694)
(Gain) Loss on disposal of real estate held for sale and property and equipment	(113)	539
Provision for losses on loans and real estate held for sale	6,629	20,027
Origination of loans held for sale	(122,732)	(61,208)
Proceeds from sales of loans held for sale	122,853	63,207
Net change in:
Other assets	1,360	15,086
Other liabilities	(1,866)	(210)
Net cash provided from operating activities	18,497	36,141

INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(46,409)	(64,730)
Principal repayments and maturities of available-for-sale securities	124,547	22,844
Purchases of securities held-to-maturity	(1,896)	(3,241)
Principal repayments and maturities of securities held-to-maturity	451	205
Principal repayments of loans, net of originations	65,012	44,092
Purchases of loans and participating interest in loans	(4,635)	(68)
Purchases of property and equipment	(587)	(395)
Proceeds from sale of real estate held for sale, net	15,410	17,335
Other	(3)	(51)
Net cash provided from investing activities	151,890	15,991

FINANCING ACTIVITIES:
Decrease in deposits, net	(49,483)	(50,550)
Repayment of FHLB advances	(2)	(32,800)
Decrease in other borrowings, net	(60,878)	(15,911)
Cash dividends paid	(1,725)	(2,682)
Cash proceeds from issuance of stock for stockholder reinvestment plan	8,874	4,464
Net cash used by financing activities	(103,214)	(97,479)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	67,173	(45,347)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	132,436	361,652
CASH AND DUE FROM BANKS, END OF PERIOD	$199,609	$316,305

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31
	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$6,715	$10,480
Taxes received in cash	--	(13,078)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	1,611	14,939

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Banner Corporation (the Company or Banner), a bank holding company incorporated in the State of Washington and its wholly-owned subsidiaries, Banner Bank and Islanders Bank (the Banks).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  Certain reclassifications have been made to the 2011 Consolidated Financial Statements and/or schedules to conform to the 2012 presentation.  These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial.  All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC (2011 Form 10-K).  Interim results are not necessarily indicative of results for a full year.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Regulatory Actions:  On March 19, 2012, the Memorandum of Understanding (MOU) by and between Banner Bank and the FDIC and Washington State Department of Financial Institutions, Division of Banks (originally effective March 29, 2010) was terminated.  On April 10, 2012, a similar MOU by and between the Company and the Federal Reserve Bank of San Francisco (originally effective March 23, 2010) was also terminated.

Income Tax Reporting and Accounting:

Amended Federal Income Tax Returns:  On October 25, 2011, the Company filed amended federal income tax returns for tax years 2005, 2006, 2008 and 2009.  The amended tax returns, which are under review by the Internal Revenue Service (IRS), could significantly affect the timing for recognition of credit losses within previously filed income tax returns and, if approved, would result in the refund of up to $13.6 million of previously paid taxes from the utilization of net operating loss carryback claims into prior tax years.  The outcome of the IRS review is inherently uncertain and since there can be no assurance of approval of some or all of the tax carryback claims, no asset has been recognized to reflect the possible results of these amendments as of March 31, 2012, because of this uncertainty.  Accordingly, the Company does not anticipate recognizing any tax benefit until the results of the IRS review have been determined.

Deferred Tax Asset Valuation Allowance:  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of Banner’s deferred tax assets will not be realized.  During the third quarter of 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  The Company continued to maintain a full valuation allowance through March 31, 2012.  As a result, no tax benefit or expense was recognized during 2011, nor during the three months ended March 31, 2012.  See Note 12 of the Selected Notes to the Consolidated Financial Statements for more information.

Stockholder Equity Transactions:

Restricted Stock Grants:  On April 24, 2012, shareholders approved the Banner Corporation 2012 Restricted Stock Plan (the Plan).  Under the Plan, the Company was authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner and its affiliates.  Shares granted under the Plan have a minimum vesting period of three years.  The Plan shall continue in effect for a term of ten years, after which no further awards may be granted.  Concurrent with the approval of the Plan was the approval of a grant of $300,000 of restricted stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Corporation and Banner Bank.

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

Participation in the U.S. Treasury’s Capital Purchase Program:  On March 29, 2012, the Company’s $124 million of senior preferred stock, originally issued to the U.S. Treasury as part of its Capital Purchase Program, was sold by the Treasury as part of its efforts to manage and recover its investments under the Troubled Asset Relief Program (TARP).  While the sale of these preferred shares to new owners did not result in any accounting entries and does not change the Company’s capital position, it does eliminate many restrictions put in place by the Treasury on TARP recipients.  The Treasury retained its related warrants to purchase up to $18.6 million in common stock.

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU No. 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring.  This guidance was effective for the first interim or annual period beginning on or after June 15, 2011 and was applied retrospectively to the beginning of the annual period of adoption.  The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In April 2011, FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  This guidance was effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance was applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The amendments remove the transferor’s ability criterion from the consideration of effective control for repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity.  The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 became effective for the first interim or annual period beginning on or after December 15, 2011 and did not have a significant impact on the Corporation’s financial statements.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The amendments in this ASU were effective for fiscal years and interim periods within those years beginning after December 15, 2011 and were to be applied retrospectively.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, the amendments require the consecutive presentation of the statement of net income and other comprehensive income and require the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  See also ASU No. 2011-12.  The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2011, FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  This ASU was made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments, and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  The amendments in this ASU were effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements effective at the same time as the amendments in ASU 2011-05 that this ASU is deferring.  The amendments in this ASU were effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

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

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	March 31 2012	December 31 2011	March 31 2011

Interest-bearing deposits included in cash and due from banks	$143,885	$69,758	$271,924

U.S. Government and agency obligations	238,866	341,606	173,270

Municipal bonds:
Taxable	18,071	18,497	13,004
Tax exempt	90,965	88,963	80,131
Total municipal bonds	109,036	107,460	93,135

Corporate bonds	43,674	42,565	58,369

Mortgage-backed or related securities:
Ginnie Mae (GNMA)	18,178	19,572	22,275
Freddie Mac (FHLMC)	49,488	42,001	23,375
Fannie Mae (FNMA)	79,818	66,519	32,577
Private issuer	1,808	1,835	3,456
Total mortgage-backed or related securities	149,292	129,927	81,683

Equity securities (excludes FHLB stock)	407	402	506

Total securities	541,275	621,960	406,963

FHLB stock	37,371	37,371	37,371

	$722,531	$729,089	$716,258

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at March 31, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

	March 31, 2012			December 31, 2011
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total

U.S. Government and agency obligations	$1,400	$1,589	2.1%	$2,401	$2,635	3.3%

Municipal bonds:
Taxable	85	91	0.1	391	420	0.5
Tax exempt	5,434	5,466	7.0	5,431	5,542	6.9
Total municipal bonds	5,519	5,557	7.1	5,822	5,962	7.4

Corporate bonds	63,353	36,155	46.5	63,502	35,055	43.4

Mortgage-backed or related securities:
FHLMC	9,436	10,109	13.0	10,535	11,246	13.9
FNMA	22,020	23,889	30.8	23,489	25,427	31.5
Total mortgage-backed or related securities	31,456	33,998	43.8	34,024	36,673	45.4

Equity securities	6,914	407	0.5	6,914	402	0.5

	$108,642	$77,706	100.0%	$112,663	$80,727	100.0%

There were no sales of securities—trading during the three months ended March 31, 2012 or 2011.  The Company did not recognize any OTTI charges on securities—trading during the three months ended March 31, 2012 or 2011.  At March 31, 2012, there were no securities—trading in a nonaccrual status.  At March 31, 2011, there was one single-issuer trust preferred security that was on nonaccrual; however, subsequently deferred and current payments have been received, removing the security from nonaccrual status.

The amortized cost and estimated fair value of securities—trading at March 31, 2012 and December 31, 2011, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$--	$--	$1,000	$1,009
Due after one year through five years	5,027	5,412	1,545	1,626
Due after five years through ten years	15,689	16,664	17,755	18,975
Due after ten years through twenty years	19,744	18,697	13,244	13,431
Due after twenty years	61,268	36,526	72,205	45,284

	101,728	77,299	105,749	80,325

Equity securities	6,914	407	6,914	402

	$108,642	$77,706	$112,663	$80,727

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at March 31, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$236,540	$768	$(31)	$237,277	61.3%

Municipal bonds:
Taxable	10,335	248	(1)	10,582	2.7
Tax exempt	17,059	239	(4)	17,294	4.5
Total municipal bonds	27,394	487	(5)	27,876	7.2

Corporate bonds	6,209	60	--	6,269	1.6

Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	39,108	305	(34)	39,379	10.2
FNMA collateralized mortgage obligations	55,814	390	(275)	55,929	14.5
GNMA certificates	16,784	1,394	--	18,178	4.7
Other collateralized mortgage obligations	1,706	102	--	1,808	0.5
Total mortgage-backed or related securities	113,412	2,191	(309)	115,294	29.9

	$383,555	$3,506	$(345)	$386,716	100.0%

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$338,165	$862	$(56)	$338,971	72.8%

Municipal bonds:
Taxable	10,358	225	(2)	10,581	2.3
Tax exempt	16,535	210	(16)	16,729	3.6
Total municipal bonds	26,893	435	(18)	27,310	5.9

Corporate bonds	6,240	20	--	6,260	1.3

Mortgage-backed or related securities:
FHLMC collateralized mortgage obligations	30,504	284	(33)	30,755	6.6
FNMA collateralized mortgage obligations	40,897	310	(115)	41,092	8.8
GNMA collateralized mortgage obligations	18,145	1,427	--	19,572	4.2
Other collateralized mortgage obligations	1,735	100	--	1,835	0.4
Total mortgage-backed or related securities	91,281	2,121	(148)	93,254	20.0

	$462,579	$3,438	$(222)	$465,795	100.0%

At March 31, 2012 and December 31, 2011, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$13,948	$(31)	$--	$--	$13,948	$(31)

Municipal bonds:
Taxable	3,599	(1)	--	--	3,599	(1)
Tax exempt	924	(4)	--	--	924	(4)
Total municipal bonds	4,523	(5)	--	--	4,523	(5)

Corporate bonds	--	--	--	--	--	--

Mortgage-backed or related securities	48,781	(308)	--	--	48,781	(308)

	$67,252	$(344)	$--	$--	$67,252	$(344)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$74,326	$(56)	$--	$--	$74,326	$(56)

Municipal bonds:
Taxable	3,599	(2)	--	--	3,599	(2)
Tax exempt	4,075	(16)	--	--	4,075	(16)
Total municipal bonds	7,674	(18)	--	--	7,674	(18)

Corporate bonds	--	--	--	--	--	--

Mortgage-backed or related securities	33,888	(148)	--	--	33,888	(148)

	$115,888	$(222)	$--	$--	$115,888	$(222)

There were no sales of securities—available-for-sale during the three months ended March 31, 2012 or 2011.  There were no OTTI charges on securities—available-for-sale for the three months ended March 31, 2012 and 2011.  At March 31, 2012, there were 18 securities—available-for-sale with unrealized losses, compared to 26 securities at December 31, 2011.  Management does not believe that any individual unrealized loss as of March 31, 2012 represents OTTI.  The decline in fair market values of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available-for-sale at March 31, 2012 and December 31, 2011, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$29,767	$29,880	$19,520	$19,602
Due after one year through five years	237,541	238,755	329,451	330,505
Due after five years through ten years	52,501	52,757	69,813	70,083
Due after ten years through twenty years	42,612	42,698	20,505	20,787
Due after twenty years	21,134	22,626	23,290	24,818

	$383,555	$386,716	$462,579	$465,795

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at March 31, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$7,399	$431	$(21)	$7,809	9.5%
Tax exempt	68,204	5,034	--	73,238	89.0
Total municipal bonds	75,603	5,465	(21)	81,047	98.5

Corporate bonds	1,250	--	(3)	1,247	1.5

	$76,853	$5,465	$(24)	$82,294	100.0%

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total
Municipal bonds:
Taxable	$7,496	$390	$--	$7,886	9.8%
Tax exempt	66,692	4,281	--	70,973	88.6
Total municipal bonds	74,188	4,671	--	78,859	98.4

Corporate bonds	1,250	--	(2)	1,248	1.6

	$75,438	$4,671	$(2)	$80,107	100.0%

At March 31, 2012 and December 31, 2011, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$977	$(21)	$--	$--	$977	$(21)
Tax exempt	--	--	--	--	--	--
Total municipal bonds	977	(21)	--	--	977	(21)

Corporate bonds	--	--	497	(3)	497	(3)

	$977	$(21)	$497	$(3)	$1,474	$(24)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate bonds	$--	$--	$498	$(2)	$498	$(2

	$--	$--	$498	$(2)	$498	$(2)

There were no sales of securities—held-to-maturity during the quarters ended March 31, 2012 and 2011.  The Company did not recognize any OTTI charge on securities—held-to-maturity during the three months ended March 31, 2012 or 2011.  As of March 31, 2012, there were two held-to-maturity non-rated corporate bonds issued by a housing authority on nonaccrual status each with an amortized cost of $250,000 and estimated fair value of $249,000.  Management expects to collect all amounts due for these securities.  There are three securities—held-to-maturity with unrealized losses at March 31, 2012, compared to two at December 31, 2011.  Management does not believe that any individual unrealized loss as of March 31, 2012 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—held-to-maturity at March 31, 2012 and December 31, 2011, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$2,382	$2,421	$2,707	$2,768
Due after one year through five years	18,660	19,678	14,420	15,150
Due after five years through ten years	7,345	7,629	9,726	10,254
Due after ten years through twenty years	47,127	51,073	46,741	49,936
Due after twenty years	1,339	1,493	1,844	1,999

	$76,853	$82,294	$75,438	$80,107

Pledged Securities: The following table presents, as of March 31, 2012, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$96,404	$101,484
Interest rate swap counterparties	8,303	8,689
Retail repurchase transaction accounts	104,080	106,946
Other	5,934	6,145

Total pledged securities	$214,721	$223,264

Note 6:  FHLB STOCK

The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.  For the three-months ended March 31, 2012 and 2011, the Banks did not receive any dividend income on FHLB stock.  The Seattle FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. At March 31, 2012, the Company had recorded $37.4 million in FHLB stock, unchanged from December 31, 2011.  This stock is generally viewed as a long-term investment and is carried at par.  It does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Management periodically evaluates FHLB stock for impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, as of March 31, 2012, the Company has not recorded an impairment on its investment in FHLB stock.  However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities.  In addition, on October 25, 2010, the FHLB received a Consent Order from the FHFA.  The FHLB of Seattle reported in its earnings release for the quarter ended March 31, 2012 that it continues to address the requirements of the Consent Agreement.  As of March 31, 2012, the FHLB of Seattle met all minimum financial metrics required under the Consent Agreement.  The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of Banner’s investment.

Note 7:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

We originate residential mortgage loans for both portfolio investment and sale in the secondary market.  At the time of origination, mortgage loans are designated as held for sale or held for investment.  Loans held for sale are stated at the lower of cost or estimated market value determined on an aggregate basis.  Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  The Banks also originate construction, land and land development, commercial and multifamily real estate, commercial business, agricultural business and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts and premiums.  Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

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

Loans receivable, including loans held for sale, at March 31, 2012, December 31, 2011 and March 31, 2011 are summarized as follows (dollars in thousands):

	March 31 2012		December 31 2011		March 31 2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Commercial real estate
Owner-occupied	$468,318	14.5%	$469,806	14.2%	$521,823	15.7%
Investment properties	612,617	19.0	621,622	18.9	564,337	17.0
Multifamily real estate	132,306	4.1	139,710	4.2	147,569	4.4
Commercial construction	40,276	1.2	42,391	1.3	26,580	0.8
Multifamily construction	20,654	0.6	19,436	0.6	19,694	0.6
One- to four-family construction	148,717	4.6	144,177	4.4	151,015	4.6
Land and land development
Residential	89,329	2.7	97,491	3.0	147,913	4.4
Commercial	12,044	0.4	15,197	0.5	30,539	0.9
Commercial business	609,497	18.9	601,440	18.2	577,128	17.4
Agricultural business, including secured by farmland	188,955	5.9	218,171	6.6	188,756	5.7
One- to four-family real estate	619,511	19.2	642,501	19.5	665,396	20.0
Consumer	106,978	3.3	103,347	3.1	104,129	3.1
Consumer secured by one- to four-family	180,460	5.6	181,049	5.5	181,201	5.4
Total consumer	287,438	8.9	284,396	8.6	285,330	8.5

Total loans outstanding	3,229,662	100.0%	3,296,338	100.0%	3,326,080	100.0%

Less allowance for loan losses	(81,544)		(82,912)		(97,632)

Net loans	$3,148,118		$3,213,426		$3,228,448

Loan amounts are net of unearned, unamortized loan fees (and costs) of approximately $10 million, $10 million and $11 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

The Company’s loans by geographic concentration at March 31, 2012 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate
Owner-occupied	$355,126	$58,739	$51,341	$3,112	$468,318
Investment properties	473,807	91,070	42,581	5,159	612,617
Multifamily real estate	110,525	13,210	8,192	379	132,306
Commercial construction	23,748	6,861	9,667	--	40,276
Multifamily construction	20,654	--	--	--	20,654
One- to four-family construction	77,225	69,370	2,122	--	148,717
Land and land development
Residential	47,833	39,135	2,361	--	89,329
Commercial	9,338	887	1,819	--	12,044
Commercial business	396,611	74,683	67,449	70,754	609,497
Agricultural business, including secured by farmland	99,778	35,073	54,104	--	188,955
One- to four-family real estate	379,602	210,708	26,977	2,224	619,511
Consumer	70,662	30,697	5,619	--	106,978
Consumer secured by one- to four- family	124,494	43,420	12,011	535	180,460
Total consumer	195,156	74,117	17,630	535	287,438

Total loans	$2,189,403	$673,853	$284,243	$82,163	$3,229,662

Percent of total loans	67.8%	20.9%	8.8%	2.5%	100.0%

The geographic concentrations of the Company’s land and land development loans by state at March 31, 2012 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$12,115	$14,708	$1,903	$28,726
Improved land and lots	22,615	21,510	370	44,495
Unimproved land	13,103	2,917	88	16,108

Commercial and industrial:
Acquisition and development	1,555	--	483	2,038
Improved land and lots	3,458	--	580	4,038
Unimproved land	4,325	887	756	5,968

Total land and land development loans	$57,171	$40,022	$4,180	$101,373

Percent of land and land development loans	56.4%	39.5%	4.1%	100.0%

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, at March 31, 2012, December 31, 2011 and March 31, 2011 were as follows (in thousands):

	March 31 2012	December 31 2011	March 31 2011
Fixed-rate (term to maturity):
Due in one year or less	$213,503	$216,782	$187,493
Due after one year through three years	231,148	250,715	240,526
Due after three years through five years	175,846	182,647	188,126
Due after five years through ten years	159,453	157,559	132,917
Due after ten years	477,495	502,196	523,830
Total fixed-rate loans	1,257,445	1,309,899	1,272,892

Adjustable-rate (term to rate adjustment):
Due in one year or less	1,188,664	1,200,182	1,247,147
Due after one year through three years	387,588	425,309	428,897
Due after three years through five years	363,719	336,382	342,542
Due after five years through ten years	25,863	23,618	34,602
Due after ten years	6,383	948	--
Total adjustable-rate loans	1,972,217	1,986,439	2,053,188

Total loans	$3,229,662	$3,296,338	$3,326,080

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to various prime (The Wall Street Journal) or LIBOR rates, One to Five Year Constant Maturity Treasury Indices or FHLB advance rates.  Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that primarily have been utilized to fund these loans.

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

The amount of impaired loans and the related allocated reserve for loan losses as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate	$10,541	$382	$9,226	$908
Multifamily real estate	--	--	362	11
Construction and land	18,601	2,825	27,731	3,450
Commercial business	10,121	1,202	13,460	1,871
Agricultural business/farmland	1,481	544	1,896	629
One- to four-family residential	19,384	473	17,408	243
Consumer	2,572	81	2,905	85
Total nonaccrual loans	$62,700	$5,507	$72,988	$7,197

Past due and still accruing	2,213	1	2,324	19
TDRs	53,391	1,897	54,533	3,100
Total impaired loans	$118,304	$7,405	$129,845	$10,316

As of March 31, 2012, the Company had additional commitments to advance funds up to an amount of $363,000 related to impaired loans.

The following tables provide additional information on impaired loans with and without specific allowance reserves as of March 31, 2012 and December 31, 2011 (in thousands):
	At or For the Three Months Ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Without a specific allowance reserve (1)
Commercial real estate	$4,588	$5,088	$571	$4,646	$17
Multifamily real estate	450	450	5	451	8
Construction and land	8,187	9,620	1,176	8,382	83
Commercial business	4,758	5,136	771	4,875	25
Agricultural business/farmland	520	1,202	64	712	4
One- to four-family residential	25,092	25,633	216	25,044	23
Consumer	2,319	2,684	52	2,368	20
	45,914	49,813	2,855	46,478	180
With a specific allowance reserve (2)
Commercial real estate	$13,123	$14,237	$239	$13,788	$22
Multifamily real estate	1,635	1,635	37	1,635	4
Construction and land	22,149	27,348	2,100	23,663	56
Commercial business	9,816	11,083	799	10,934	24
Agricultural business/farmland	961	961	480	1,036	--
One- to four-family residential	23,261	24,744	824	21,537	10
Consumer	1,445	1,719	71	1,623	3
	72,390	81,727	4,550	74,216	119
Total
Commercial real estate	$17,711	$19,325	$810	$18,434	$39
Multifamily	2,085	2,085	42	2,086	12
Construction and land	30,336	36,968	3,276	32,045	139
Commercial business	14,574	16,219	1,570	15,809	49
Agricultural business/farmland	1,481	2,163	544	1,748	4
One- to four-family residential	48,353	50,377	1,040	46,581	33
Consumer	3,764	4,403	123	3,991	23
	$118,304	$131,540	$7,405	$120,694	$299

	At or For the Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Without a specific allowance reserve (1)
Commercial real estate	$2,428	$2,470	$339	$2,602	$9
Multifamily real estate	452	452	6	456	32
Construction and land	10,138	10,813	1,658	10,720	341
Commercial business	5,173	5,535	932	5,587	81
Agricultural business/farmland	412	632	37	529	--
One- to four-family residential	27,529	28,121	277	27,933	919
Consumer	2,266	2,828	34	2,666	29

	43,398	50,851	3,283	50,493	1,411

With a specific allowance reserve (2)
Commercial real estate	$15,393	$18,213	$1,692	$17,372	$437
Multifamily real estate	1,997	1,997	11	1,967	82
Construction and land	31,290	45,837	2,614	47,851	497
Commercial business	12,889	13,332	1,404	13,721	144
Agricultural business/farmland	1,483	1,671	592	1,855	--
One- to four-family residential	16,877	18,301	658	17,555	469
Consumer	1,518	1,545	62	1,466	18

	81,447	100,896	7,033	101,787	1,647

Total
Commercial real estate	$17,821	$20,683	$2,031	$19,974	$447
Multifamily real estate	2,449	2,449	17	2,423	114
Construction and land	41,428	56,650	4,272	58,571	837
Commercial business	18,062	18,867	2,336	19,308	225
Agricultural business/farmland	1,895	2,303	629	2,384	--
One- to four-family residential	44,406	46,422	935	45,488	1,388
Consumer	3,784	4,373	96	4,132	47

	$129,845	$151,747	$10,316	$152,280	$3,058

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following tables present TDRs at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Accrual Status	Nonaccrual Status	Total Modifications

Commercial real estate	$7,169	$3,923	$11,092
Multifamily real estate	2,085	--	2,085
Construction and land	11,736	1,968	13,704
Commercial business	4,453	58	4,511
One- to four-family residential	26,839	5,501	32,340
Consumer	1,109	881	1,990

	$53,391	$12,331	$65,722

	December 31, 2011
	Accrual Status	Nonaccrual Status	Total Modifications

Commercial real estate	$7,751	$1,964	$9,715
Multifamily real estate	2,088	--	2,088
Construction and land	13,696	1,777	15,473
Commercial business	4,401	--	4,401
One- to four-family residential	23,291	3,086	26,377
Consumer	3,306	4,523	7,829

	$54,533	$11,350	$65,883

The following tables present newly restructured loans that occurred during the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31, 2012
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

Recorded Investment (1) (2)
Commercial real estate	2	$877	$877
Construction and land	4	1,310	1,310
Commercial business	3	355	355
One- to four-family residential	15	8,489	8,489
Consumer	2	291	291

	26	$11,322	$11,322

	Three Months Ended March 31, 2011
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

Recorded Investment (1) (2)
Commercial real estate	2	$2,011	$2,011
Multifamily real estate	1	362	362
One- to four-family residential	1	267	267
Consumer	1	1	1

	5	$2,641	$2,641

(1)
Since most loans were already considered classified and/or on nonaccrual status prior to restructuring, the modifications did not have a material effect on the Company’s determination of the allowance for loan losses.

(2)
The majority of these modifications do not fit into one separate type, such as rate, term, amount, interest-only or payment, but instead are a combination of multiple types of modifications; therefore, they are disclosed in aggregate.

The following table presents TDRs which incurred a payment default within the three-month periods ended March 31, 2012 and 2011, for which the payment default occurred within twelve months of the restructure date.  A default on a restructured loan is either a transfer to nonaccrual status or a charge-off (in thousands):

	Three Months Ended March 31,
	2012	2011
Commercial real estate	$2,382	$1,520
Construction and land	--	174
One- to four-family residential	231	--
Consumer	85	77

Balance, end of period	$2,698	$1,771

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in 2011 or during the three months ended March 31, 2012.

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

Risk Rating 3: Strong
A credit supported by good overall financial strength and stability.  Collateral margins are strong; cash flow is stable although susceptible to cyclical market changes.

Risk Rating 4: Acceptable
A credit supported by the borrower’s adequate financial strength and stability.  Assets and cash flow are reasonably sound and provide for orderly debt reduction.  Access to alternative financing sources will be more difficult to obtain.

Risk Rating 5: Watch
A credit with the characteristics of an acceptable credit which requires, however, more than the normal level of supervision and warrants formal quarterly management reporting.  Credits in this category are not yet criticized or classified, but due to adverse events or aspects of underwriting require closer than normal supervision. Generally, credits should be watch credits in most cases for six months or less as the impact of stress factors are analyzed.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012
Commercial Real Estate		Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four- Family Residential	Consumer	Total Loans

Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,005,442	$125,017	$258,728	$553,280	$184,900	$584,454	$280,297	$2,992,118
Special mention	24,970	--	2,923	13,668	1,181	772	380	43,894
Substandard	50,523	7,289	49,369	42,228	2,874	34,285	6,761	193,329
Doubtful		--	--	321	--	--	--	321
Loss		--	--	--	--	--	--	--

Total loans	$1,080,935	$132,306	$311,020	$609,497	$188,955	$619,511	$287,438	$3,229,662

Performing loans	$1,070,394	$132,306	$292,419	$599,376	$187,474	$597,998	$284,782	$3,164,749
Non-performing loans	10,541	--	18,601	10,121	1,481	21,513	2,656	64,913

Total loans	$1,080,935	$132,306	$311,020	$609,497	$188,955	$619,511	$287,438	$3,229,662

	December 31, 2011
Commercial Real Estate		Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four- Family Residential	Consumer	Total Loans

Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,003,990	$132,108	$257,685	$542,625	$213,512	$607,793	$276,642	$3,034,355
Special mention	29,751	5,000	3,359	13,447	923	772	402	53,654
Substandard	57,687	2,602	57,648	45,032	3,736	33,936	7,352	207,993
Doubtful	--	--	--	336	--	--	--	336
Loss	--	--	--	--	--	--	--	--

Total loans	$1,091,428	$139,710	$318,692	$601,440	$218,171	$642,501	$284,396	$3,296,338

Performing loans	$1,082,202	$139,348	$290,961	$587,976	$216,275	$622,946	$281,318	$3,221,026
Non-performing loans	9,226	362	27,731	13,464	1,896	19,555	3,078	75,312

Total loans	$1,091,428	$139,710	$318,692	$601,440	$218,171	$642,501	$284,396	$3,296,338

(1)The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, in the commercial business category, $60 million of small credit-scored business loans.  As loans in these pools become non-performing, they are individually risk-rated.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012
30-59 Days Past Due		60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing

Commercial real estate	$1,394	$1,709	$6,530	$9,633	$1,071,302	$1,080,935	$--
Multifamily real estate	5,000	54	--	5,054	127,252	132,306	--
Construction and land	637	104	13,695	14,436	296,584	311,020	--
Commercial business	2,083	503	4,531	7,117	602,380	609,497	--
Agricultural business	--	28	1,461	1,489	187,466	188,955	--
One-to four-family residential	623	1,475	15,283	17,381	602,130	619,511	2,129
Consumer	4,030	230	1,560	5,820	281,618	287,438	84

Total	$13,767	$4,103	$43,060	$60,930	$3,168,732	$3,229,662	$2,213

December 31, 2011
30-59 Days Past Due		60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing

Commercial real estate	$1,251	$2,703	$6,549	$10,503	$1,080,925	$1,091,428	$--
Multifamily real estate	--	--	--	--	139,710	139,710
Construction and land	1,589	--	21,478	23,067	295,625	318,692	--
Commercial business	2,450	4,197	5,612	12,259	589,181	601,440	--
Agricultural business	99	--	1,849	1,948	216,223	218,171	4
One-to four-family residential	794	585	15,770	17,149	625,352	642,501	2,147
Consumer	1,703	445	2,143	4,291	280,105	284,396	173

Total	$7,886	$7,930	$53,401	$69,217	$3,227,121	$3,296,338	$2,324

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment as of March 31, 2012 and 2011 (in thousands):

	March 31, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,457	$3,952	$18,184	$15,159	$1,548	$12,299	$1,253	$14,060	$82,912
Provision for loan losses	1,335	(691)	241	(865)	614	1,531	719	2,116	5,000
Recoveries	614	--	370	236	--	5	136	--	1,361
Charge-offs	(1,323)	--	(2,924)	(1,407)	(275)	(966)	(834)	--	(7,729)

Ending balance	$17,083	$3,261	$15,871	$13,123	$1,887	$12,869	$1,274	$16,176	$81,544

Allowance individually evaluated for impairment	$239	$37	$2,100	$799	$480	$824	$71	$--	$4,550
Allowance collectively evaluated for impairment	16,844	3,224	13,771	12,324	1,407	12,045	1,203	16,176	76,994

Total allowance for loan losses	$17,083	$3,261	$15,871	$13,123	$1,887	$12,869	$1,274	$16,176	$81,544

	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four-Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$13,123	$1,635	$22,149	$9,816	$961	$23,261	$1,445	$--	$72,390
Loans collectively evaluated for impairment	1,067,812	130,671	288,871	599,681	187,994	596,250	285,993	--	3,157,272

Total loans	$1,080,935	$132,306	$311,020	$609,497	$188,955	$619,511	$287,438	$--	$3,229,662

	March 31, 2011
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$11,779	$3,963	$33,121	$24,545	$1,846	$5,829	$1,794	$14,524	$97,401
Provision for loan losses	1,081	2,519	7,727	(204)	(282)	4,477	(58)	1,740	17,000
Recoveries	--	--	35	81	--	52	78	--	246
Charge-offs	(989)	(427)	(10,537)	(2,368)	(123)	(2,209)	(362)	--	(17,015)

Ending balance	$11,871	$6,055	$30,346	$22,054	$1,441	$8,149	$1,452	$16,264	$97,632

Allowance individually evaluated for impairment	$1,849	$204	$7,419	$2,720	$32	$544	$--	$--	$12,768
Allowance collectively evaluated for impairment	10,022	5,851	22,927	19,334	1,409	7,605	1,452	16,264	84,864

Total allowance for loan losses	$11,871	$6,055	$30,346	$22,054	$1,441	$8,149	$1,452	$16,264	$97,632

	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four-Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$27,531	$978	$76,430	$10,236	$1,465	$19,108	$3,707	$--	$139,455
Loans collectively evaluated for impairment	1,058,629	146,591	299,311	566,892	187,291	646,288	281,623	--	3,186,625

Total loans	$1,086,160	$147,569	$375,741	$577,128	$188,756	$665,396	$285,330	$--	$3,326,080

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in real estate owned (REO), net of valuation adjustments, for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31
	2012	2011

Balance, beginning of the period	$42,965	$100,872

Additions from loan foreclosures	1,601	14,916
Additions from capitalized costs	127	1,615
Dispositions of REO	(15,441)	(18,894)
Gain (loss) on sale of REO	100	(537)
Valuation adjustments in the period	(1,629)	(3,027)
Balance, end of the period	$27,723	$94,945

The following table shows REO by type and geographic location by state as of March 31, 2012 (in thousands):

	Washington	Oregon	Idaho	Total

Commercial real estate	$2,064	$--	$494	$2,558
One- to four-family construction	405	732	--	1,137
Land development- commercial	3,875	75	200	4,150
Land development- residential	4,354	7,793	1,181	13,328
One- to four-family real estate	3,791	1,741	1,018	6,550
Balance, end of period	$14,489	$10,341	$2,893	$27,723

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

Note 9:  INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Intangible Assets:  At March 31, 2012, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

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

The following table summarizes the changes in the Company’s core deposit intangibles and intangibles for the three months ended March 31, 2012 and the year ended December 31, 2011 (in thousands):

	Core Deposit Intangibles	Other	Total

Balance, December 31, 2011	$6,322	$9	$6,331
Amortization	(552)	(2)	(554)
Impairment write-off	--	--	--
Balance, March 31, 2012	$5,770	$7	$5,777

	Core Deposit Intangibles	Other	Total

Balance, December 31, 2010	$8,598	$11	$8,609
Amortization	(2,276)	(2)	(2,278)
Impairment write-off	--	--	--
Balance, December 31, 2011	$6,322	$9	$6,331

The following table presents the estimated annual amortization expense with respect to existing intangibles as of March 31, 2012 (in thousands):

Year Ended	Core Deposit Intangibles	Other	Total

December 31, 2012	$2,092	$2	$2,094
December 31, 2013	1,908	2	1,910
December 31, 2014	1,724	2	1,726
December 31, 2015	598	1	599
Thereafter	--	2	2
	$6,322	$9	$6,331

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the first three months of 2012 and during all of 2011, the Company did not record an impairment charge.  Loans serviced for others totaled $717 million and $660 million at March 31, 2012 and December 31, 2011, respectively.  Custodial accounts maintained in connection with this servicing totaled $1.8 million and $3.1 million at March 31, 2012 and December 31, 2011, respectively.

An analysis of our mortgage servicing rights for the three months ended March 31, 2012 and 2011 is presented below (in thousands):

	Three Months Ended March 31
	2012	2011

Balance, beginning of the period	$5,584	$5,441

Amounts capitalized	913	268
Amortization (1)	(627)	(389)
Balance, end of the period	$5,870	$5,320

(1) Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

Note 10:  DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Deposits consisted of the following at March 31, 2012, December 31, 2011 and March 31, 2011 (dollars in thousands):

	March 31 2012		December 31 2011		March 31 2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$771,812	22.5%	$777,563	22.4%	$622,759	17.6%
Interest-bearing checking	368,810	10.8	362,542	10.4	361,430	10.2
Regular savings accounts	673,704	19.7	669,596	19.3	648,520	18.3
Money market accounts	414,516	12.1	415,456	11.9	449,945	12.7
Total transaction and saving accounts	2,228,842	65.1	2,225,157	64.0	2,082,654	58.8

Certificates which mature or reprice:
Within 1 year	918,696	26.8	972,315	28.0	1,143,348	32.3
After 1 year, but within 3 years	210,161	6.1	214,091	6.2	254,039	7.2
After 3 years	68,471	2.0	64,091	1.8	60,607	1.7
Total certificate accounts	1,197,328	34.9	1,250,497	36.0	1,457,994	41.2
Total deposits	$3,426,170	100.0%	$3,475,654	100.0%	$3,540,648	100.0%

Included in total deposits:
Public fund transaction accounts	$68,590	2.0%	$72,064	2.1%	$62,873	1.8%
Public fund interest-bearing certificates	69,856	2.0	67,112	1.9	67,527	1.9
Total public deposits	$138,446	4.0%	$139,176	4.0%	$130,400	3.7%
Total brokered deposits	$30,978	0.9%	$49,194	1.4%	$92,940	2.6%

The following table presents the geographic concentration of deposits at March 31, 2012 (in thousands):

	Washington	Oregon	Idaho	Total

Total deposits	$2,599,804	$601,842	$224,524	$3,426,170

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

The following table presents customer repurchase agreement balances as of March 31, 2012, December 31, 2011 and March 31, 2011 (in thousands):

	March 31 2012	December 31 2011	March 31 2011

Retail repurchase agreements	$91,253	$102,131	$109,227

Note 11:  FAIR VALUE ACCOUNTING AND MEASUREMENT

Banner Bank has elected to record certain assets and liabilities at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale).  The GAAP standard (ASC 820, Fair Value Measurements) establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  Among other things, the standard requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions.  These two types of inputs create the following fair value hierarchy:

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

•
The securities assets primarily consist of U.S. Government and agency obligations, municipal bonds, corporate bonds, single issue trust preferred securities (TPS), pooled trust preferred collateralized debt obligation securities (TRUP CDO), mortgage-backed securities, equity securities and certain other financial instruments. Level 1 measurements are based upon quoted prices in active markets. Level 2 measurements are generally based upon a matrix pricing model from an investment reporting and valuation service.  Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 3 measurements are based primarily on unobservable inputs.  In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate.  These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  This has been particularly true for our TPS and TRUP CDO securities.  As of March 31, 2012, we owned $32 million in current par value of these securities, exclusive of those securities the Company elected to write-off completely.  The market for TRUP CDO securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are still very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at March 31, 2012 and December 31, 2011:

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

Where appropriate, management reviewed the valuation methodologies and assumptions used by the independent third party providers and for certain securities determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements, while for other securities management adjusted the third party providers’ modeling to be more reflective of the characteristics of the Company’s remaining TRUP CDOs.

At March 31, 2012, Banner also directly owned approximately $19 million in current book value of TPS securities issued by three individual financial institutions for which no market data or independent valuation source is available.  Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values.  Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions.  Since these three TPS securities are also concentrated in the financial institutions sector, which continues to be under significant pricing pressure, management applied credit factors to differentiate these issues based upon its judgment of the risk profile of the various issuers.  These credit factors were then incorporated into the model at March 31, 2012, and discount rates equal to three-month LIBOR plus 600 to 800 basis points were used to calculate the respective fair values of these securities.  At March 31, 2012, Banner also has one TPS security issued by a large national bank with a par value of $5 million that is not actively traded, but for which more market data is available permitting a Level 2 fair value measurement.  All levels are reviewed at least annually for appropriateness.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS debt that the Company has issued) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that the Company would elect early redemption.  As of March 31, 2012, all of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  In valuing the debentures at March 31, 2012 and 2011, management evaluated discounted cash flows to maturity and for the discount rate used the period-ending three-month LIBOR plus 800 basis points.  While the quarterly reset of the index on this debt would seemingly keep it close to market values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method.  However, as noted above in the discussion of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management considers this to be a Level 3 input method.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):
	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--	$237,277	$--	$237,277
Municipal bonds	--	27,876	--	27,876
Corporate bonds	--	6,269	--	6,269
Mortgage-backed securities	--	115,294	--	115,294
	--	386,716	--	386,716
Securities—trading
U.S. Government and agency	--	1,589	--	1,589
Municipal bonds	--	5,557	--	5,557
TPS and TRUP CDOs	--	5,100	31,055	36,155
Mortgage-backed securities	--	33,998	--	33,998
Equity securities and other	--	407	--	407
	--	46,651	31,055	77,706

	$--	$433,367	$31,055	$464,422
Liabilities
Advances from FHLB at fair value	$--	$10,467	$--	$10,467
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	--	49,368	49,368
	$--	$10,467	$49,368	$59,835

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--	$338,971	$--	$338,971
Municipal bonds	--	6,260	--	6,260
Corporate bonds	--	27,310	--	27,310
Mortgage-backed securities	--	93,254	--	93,254
	--	465,795	--	465,795
Securities—trading
U.S. Government and agency	--	2,635	--	2,635
Municipal bonds	--	5,962	--	5,962
TPS and TRUP CDOs	--	4,600	30,455	35,055
Mortgage-backed securities	--	36,673	--	36,673
Equity securities and other	--	402	--	402
	--	50,272	30,455	80,727

	$--	$516,067	$30,455	$546,522

Liabilities
Advances from FHLB at fair value	$--	$10,533	$--	$10,533
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	--	49,988	49,988
			,,
	$--	$10,533	$49,988	$60,521

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31, 2012 Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2011	$30,455	$49,988

Total gains or losses recognized
Assets gains, including OTTI	601	--
Liabilities (gains)	--	(620)
Purchases, issuances and settlements	--	--
Transfers in and/or out of Level 3	--	--

Ending balance at March 31, 2012	$31,056	$49,368

	Three Months Ended March 31, 2011 Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance at December 31, 2010	$29,661	$48,425

Total gains or losses recognized
Assets gains, including OTTI	9	--
Liabilities (gains)	--	(30)
Purchases, issuances and settlements	--	--
Transfers in and/or out of Level 3	--	--

Ending balance at March 31, 2011	$29,670	$48,395

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

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded.  These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan.  If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount.  The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology.  As of March 31, 2012, the Company reviewed all of its classified loans totaling $238 million and identified $118 million which were considered impaired.  Of those $118 million in impaired loans, $72 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established.  The $72 million had original carrying values of $82 million which have been reduced by partial write-downs totaling $10 million.  In addition to these write-downs, in order to bring the impaired loan balances to fair value, the Company also established $5 million in specific reserves on these impaired loans.  Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $46 million and were found to require allowances totaling $3 million.  The $46 million evaluated for reserve purposes within homogeneous pools included $23 million of restructured loans which are currently performing according to their restructured terms.  The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.  Banner considers any valuation inputs related to REO to be Level 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the three months ended March 31, 2012, we recognized $1.6 million of additional impairment charges related to REO assets, compared to $3.0 million for the same quarter one year earlier.

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

The following tables present the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at March 31, 2012 and December 31, 2011 (in thousands):

	At or For the Three Months Ended March 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period

Impaired loans	$48,507	$--	$--	$48,507	$7,254
REO	27,723	--	--	27,723	1,568

	At or For the Year Ended December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period

Impaired loans	$47,959	$--	$--	$47,959	$21,902
REO	42,965	--	--	42,965	7,325

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011, whether or not recognized or recorded in the consolidated balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$199,609	$199,609	$132,436	$132,436
Securities—trading	77,706	77,706	80,727	80,727
Securities—available-for-sale	386,716	386,716	465,795	465,795
Securities—held-to-maturity	76,853	82,294	75,438	80,107
Loans receivable held for sale	4,623	4,695	3,007	3,069
Loans receivable	3,225,039	3,147,510	3,293,331	3,224,112
FHLB stock	37,371	37,371	37,371	37,371
Bank-owned life insurance	59,055	59,055	58,563	58,563
Mortgage servicing rights	5,870	5,870	5,584	5,584

Liabilities:
Demand, NOW and money market accounts	1,555,138	1,480,616	1,555,561	1,487,080
Regular savings	673,704	630,094	669,596	630,450
Certificates of deposit	1,197,328	1,203,902	1,250,497	1,258,431
FHLB advances at fair value	10,467	10,467	10,533	10,533
Junior subordinated debentures at fair value	49,368	49,368	49,988	49,988
Other borrowings	91,253	91,253	152,128	152,128

Off-balance-sheet financial instruments:
Commitments to originate loans	245	245	617	617
Commitments to sell loans	(245)	(245)	(617)	(617)

Fair value estimates, methods, assumptions and the level within the fair value hierarchy of the fair value measurements are set forth below for the Company’s financial and off-balance-sheet instruments:

Cash and Due from Banks:  The carrying amount of these items is a reasonable estimate of their fair value and management considers this to be a Level 1 measurement.

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

Loans Receivable:  Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics.  Loans are segregated by type such as multifamily real estate, residential mortgage, nonresidential mortgage, commercial/agricultural, consumer and other.  Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and non-performing categories.  A preliminary estimate of fair value is then calculated based on discounted cash flows using as a discount rate the current rate offered on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans.  The preliminary estimate is then further reduced by the amount of the allowance for loan losses to arrive at a final estimate of fair value.  Fair value for significant non-performing loans is also based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.  Management considers this to be a Level 3 measurement.

The fair value of performing residential mortgages held for sale is estimated based upon secondary market sources by type of loan and terms such as fixed or variable interest rates.  Management considers this to be a Level 2 measurement.

FHLB Stock:  The fair value is based upon the redemption value of the stock which equates to its carrying value.  Management considers this to be a Level 3 measurement.

Mortgage Servicing Rights:  Fair values are estimated based on current pricing for sales of servicing for new loans adjusted up or down based on the serviced loan’s interest rate versus current new loan rates.  Management considers this a Level 3 measurement.

Deposit Liabilities: The fair value of deposits with no stated maturity, such as savings, checking and NOW accounts, is estimated by applying decay rate assumptions to segregated portfolios of similar deposit types to generate cash flows which are then discounted using short-term market interest rates.  The market value of certificates of deposit is based upon the discounted value of contractual cash flows.  The discount rate is determined using the rates currently offered on comparable instruments. Management considers this a Level 3 measurement.

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

Commitments:  Commitments to sell loans with notional balances of $58 million and $54 million at March 31, 2012 and December 31, 2011, respectively, have a carrying value of $245,000 and $617,000, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $58 million and $54 million at March 31, 2012 and December 31, 2011, respectively, have a carrying value of ($245,000) and ($617,000).  The fair value of commitments to sell loans and of interest rate locks reflect changes in the level of market interest rates from the date of the commitment or rate lock to the date of the Company's financial statements.  Management considers this to be a Level 2 measurement.  Other commitments to fund loans totaled $797 million and $780 million at March 31, 2012 and December 31, 2011, respectively, and have no carrying value at both dates.  There were commitments to purchase securities of $582,000 at March 31, 2012, and no commitments to purchase securities at December 31, 2011.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business.  The fair value has not been estimated for assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not financial instruments include the deferred tax assets/liabilities; land, buildings and equipment; costs in excess of net assets acquired; and REO.

Note 12:  INCOME TAXES AND DEFERRED TAXES

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax asset as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31	December 31
	2012	2011
Deferred tax assets:
REO and loan loss reserves	$30,110	$31,156
Deferred compensation	6,081	6,032
Net operating loss carryforward	26,630	27,992
Low income housing tax credits	7,450	7,202
Other	333	309
Total deferred tax assets	70,604	72,691

Deferred tax liabilities:
FHLB stock dividends	(6,137)	(6,137)
Depreciation	(3,446)	(3,570)
Deferred loan fees, servicing rights and loan origination costs	(4,954)	(4,863)
Intangibles	(2,049)	(2,243)
Financial instruments accounted for under fair value accounting	(17,102)	(16,499)
Other	--	--
Total deferred tax liabilities	(33,688)	(33,312)

Deferred income tax asset	36,916	39,379

Unrealized gain on securities available-for-sale	(1,132)	(1,151)

Valuation allowance	(35,784)	(38,228)

Deferred tax asset, net	$--	$--

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.  Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making this assessment.  The valuation allowance decreased to $35.8 million at March 31, 2012 from $38.2 million at December 31, 2011.

At March 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $69.4 million and $19.9 million, respectively, which will expire, if unused, by the end of 2031.  The Company also has federal and state tax credit carryforwards of $6.7 million and $700,000, respectively, which will expire, if unused, by the end of 2032.

Retained earnings at March 31, 2012 and December 31, 2011 include approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recorded.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank holding company or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate.  Based on current corporate tax rates, this amount would be approximately $1.9 million at March 31, 2012.

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended March 31
	2012	2011

Net income (loss)	$9,184	$(7,842)

Preferred stock dividend accrual	1,550	1,550
Preferred stock discount accretion	454	426

Net income (loss) available to common shareholders	$7,180	$(9,818)

Basic weighted average shares outstanding	17,762	16,272
Plus unvested restricted stock	29
Diluted weighted shares outstanding	17,791	16,272

Earnings (loss) per common share
Basic	$0.40	$(0.60)
Diluted	$0.40	$(0.60)

Options to purchase an additional 51,729 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.  Also, as of March 31, 2012, the warrant issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to 243,998 shares (post reverse-split) of common stock was not included in the computation of diluted EPS because the exercise price of the warrant was greater than the average market price of common shares.

Note 14:  STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).  In addition, during 2006 the Board of Directors approved the Banner Corporation Long-Term Incentive Plan, an account-based benefit plan which for reporting purposes is considered a stock appreciation rights plan.  On April 24, 2012, shareholders approved the Banner Corporation 2012 Restricted Stock Plan.

Restricted Stock Grants. The Company granted shares of restricted common stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Bank and Banner Corporation on August 22, 2010 and again on August 23, 2011.  The restricted shares were granted to Mr. Grescovich in accordance with his employment agreement, which, as an inducement material to his joining the Company and the Bank, provided for the granting of restricted shares on the six-month and the 18-month anniversaries of the effective date of the agreement.  The shares vest in one-third annual increments over the subsequent three-year periods following the grants.  The expense associated with this restricted stock was $42,000 for the three months ended March 31, 2012.  Unrecognized compensation expense for this award as of March 31, 2012 was $319,000 and will be amortized over the next 29 months.  Under the 2012 Restricted Stock Plan, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates.  Shares granted under the Plan have a minimum vesting period of three years.  The Plan will continue in effect for a term of ten years, after which no further awards may be granted.  Concurrent with the approval of the Plan was the approval of a grant of $300,000 of restricted stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Corporation and Banner Bank.

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

During the quarters ended March 31, 2012 and 2011, the Company did not grant any stock options.  Additionally, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.  Stock-based compensation costs related to the SOPs were $3,000 and $8,000 for the quarters ended March 31, 2012 and 2011, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

The Company had $4,000 of total unrecognized compensation costs related to stock options at March 31, 2012 that are expected to be recognized over a remaining period of 0.25 years.  During the quarter ended March 31, 2012, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan (the Plan) effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus for some grants the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner Corporation’s common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.  The Company recognized compensation expense of $136,000 and $22,000, respectively, for the three months ended March 31, 2012 and 2011 related to the increase in the fair value of SARs and additional vesting during the periods.  At March 31, 2012, the aggregate liability related to SARs was $472,000 and is included in deferred compensation.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  As of March 31, 2012, outstanding commitments for which no liability has been recorded consisted of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$89,207
Revolving open-end lines secured by one-to four- family residential properties	117,894
Credit card lines	75,361
Other, primarily business and agricultural loans	482,199
Real estate secured by one- to four-family residential properties	82,885
Standby letters of credit and financial guarantees	6,867

Total commitments	$854,413

Commitments to sell loans secured by one- to four-family residential properties	$57,548

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

Information pertaining to outstanding interest rate swaps at March 31, 2012 and December 31, 2011 follows (dollars in thousands):

	March 31	December 31
	2012	2011

Notional amount	$130,232	$117,110
Weighted average pay rate	4.67%	4.66%
Weighted average receive rate	3.94%	3.85%
Weighted average maturity in years	7.2	7.7
Unrealized gain included in total loans	$3,398	$3,559
Unrealized gain included in other assets	$1,830	$2,108
Unrealized loss included in other liabilities	$5,227	$5,666

At March 31, 2012, the Company’s interest rate swap agreements are with the Pacific Coast Bankers Bank, Wells Fargo, N.A., Credit Suisse, and various loan customers.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2012, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of March 31, 2012, we had total consolidated assets of $4.2 billion, total loans of $3.2 billion, total deposits of $3.4 billion and total stockholders’ equity of $549 million.

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

While Banner Corporation experienced marked improvement in 2011, including a return to profitability, which continued in the first quarter of 2012, weak economic conditions and ongoing strains in the financial and housing markets which accelerated during 2008 and have generally continued into the current year have created an unusually challenging banking environment for an extended period.  This has been particularly evident in our need to provide for credit losses during this period at significantly higher levels than our historical experience and, in earlier periods, also adversely affected our net interest income and other operating revenues and expenses.  However, reflecting substantially reduced credit costs and significant improvement in our net interest margin, in 2011 we returned to profitability and we experienced further progress and profitability in the first quarter of 2012.  For the quarter ended March 31, 2012, we had net income of $9.2 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net income available to common shareholders of $7.2 million, or $0.40 per diluted share, compared to a net loss to common shareholders of $9.8 million, or ($0.60) per diluted share adjusted for the reverse stock split, for the quarter ended March 31, 2011.  Although economic conditions have improved in recent periods, the pace of recovery has been modest and uneven and ongoing stress in the economy, reflected in high unemployment, tepid consumer spending, modest loan demand and very low interest rates, will likely continue to be challenging going forward.  As a result, our future operating results and financial performance will be significantly affected by the course of recovery from the recessionary downturn.  Nonetheless, over the past two years we have significantly improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in lower credit costs and stronger revenues and which we believe will lead to further improved operating results in future periods.

Our provision for loan losses was $5.0 million for the quarter ended March 31, 2012, unchanged from the preceding two quarters and still above our historical levels, but substantially less than the $17.0 million recorded in the first quarter of the prior year.  The decrease from a year earlier reflects significant progress in reducing the levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  From 2008 through 2011, higher than historical provision for loan losses has been the most significant factor adversely affecting our operating results; however, we are encouraged by the continuing reduction in our exposure to residential construction loans as well as the significant decrease in non-performing assets and the slowdown in the emergence of new problem assets.  Looking forward, although we anticipate our credit costs may remain elevated for a few more quarters, we believe further reductions in credit costs will contribute to improved operating results.  (See Note 7, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased to $41.1 million for the quarter ended March 31, 2012, compared to $40.1 million for the same quarter one year earlier, primarily as a result of expansion of our net interest spread and net interest margin due to a lower cost of funds and a reduction in the adverse impact of non-performing assets.  The continuing trend to lower funding costs reflects a further decline in interest expense on deposits driven by significant changes in our deposit mix and pricing.  This decrease in deposit costs and the reduction in the adverse impact of non-performing assets represent important improvements in our core operating fundamentals.  The increase in net interest income occurred despite a modest decline in average earning assets, as we continued to focus on reducing our non-performing loans and make changes in our mix of assets and liabilities designed to reduce our risk profile and produce more sustainable earnings.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries.  (See Note 11 of the Notes to the Consolidated Financial Statements.)  For the quarter ended March 31, 2012, we recorded a net gain of $1.7 million in fair value adjustments compared to a net gain of $256,000 for the quarter ended March 31, 2011.  We did not record any OTTI charges or recoveries in either period.

Our other operating income for the quarter ended March 31, 2012 was $11.0 million, compared to $7.2 million for the quarter ended March 31, 2011.  Other operating income, excluding fair value adjustments, was $9.3 million for the quarter ended March 31, 2012, compared to $7.0 million in the first quarter a year earlier.  Our total revenues (net interest income before the provision for loan losses plus other operating income) for the first quarter of 2012 were $52.1 million compared to $47.3 million for the first quarter of 2011.  Revenues, excluding fair value and OTTI adjustments, increased $3.4 million, or 7%, to $50.4 million for the quarter ended March 31, 2012, compared to $47.0 million for the quarter ended March 31, 2011.  This growth in core revenues was the result of meaningful increases in our net interest income and deposit fees and a substantial increase in revenues from mortgage banking activities.

Our other operating expenses decreased to $37.9 million for the quarter ended March 31, 2012, compared to $38.1 million for the quarter ended March 31, 2011, largely as a result of decreased costs related to real estate owned and FDIC deposit insurance which were generally offset by increased compensation expenses.  While significantly lower in 2012 than in 2011, both quarters’ expenses reflect significant costs associated with problem loan collection activities including professional services and valuation charges related to real estate owned, which should decline in future periods as a result of the continuing reduction in non-performing assets.

As a result of maintaining a full valuation allowance for our net deferred tax asset, we did not recognize any tax expense or benefit in either period.  For the quarter ended March 31, 2012, we had pre-tax net income of $9.2 million, with the resulting provision for income taxes offset by an adjustment to the deferred tax asset valuation allowance.  By contrast, for the quarter ended March 31, 2011, we had a pre-tax loss of $7.8 million.

Other operating income, revenues and other earnings information excluding fair value adjustments and OTTI losses are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  Reconciliations of these non-GAAP financial measures are contained in the tables below.  See “Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	For the Three Months Ended March 31
	2012	2011

Total other operating income	$10,971	$7,246
Exclude change in valuation of financial instruments carried at fair value	(1,685)	(256)

Total other operating income, excluding fair value adjustments	$9,286	$6,990

Net interest income before provision for loan losses	$41,126	$40,056
Total other operating income	10,971	7,246

Total revenues	52,097	47,302
Less change in valuation of financial instruments carried at fair value	(1,685)	(256)

Total revenues, excluding fair value adjustments	$50,412	$47,046

Net income (loss)	$9,184	$(7,842)
Less change in valuation of financial instruments carried at fair value	(1,685)	(256)

Total earnings (loss), excluding fair value adjustments	$7,499	$(8,098)

The ratio of tangible common stockholders’ equity to tangible assets is also a non-GAAP financial measure.  We calculate tangible common equity by excluding other intangible assets and preferred equity from stockholders’ equity.  We calculate tangible assets by excluding the balance of other intangible assets from total assets.  We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios.  In addition, excluding preferred equity, the level of which may vary from company to company, allows investors to more easily compare our capital adequacy to other companies in the industry that also use this measure.  Management believes that this non-GAAP financial measure provides information to investors that is useful in understanding the basis of our capital position.  However, this non-GAAP financial measure is supplemental and is not a substitute for any analysis based on GAAP.  Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures as calculated by other companies.

	March 31 2012	December 31 2011

Stockholders’ equity	$548,790	$532,450
Other intangible assets, net	5,777	6,331
Tangible equity	543,013	526,119

Preferred equity	121,156	120,702

Tangible common stockholders’ equity	$421,857	$405,417

Total assets	$4,160,764	$4,257,312
Other intangible assets, net	5,777	6,331

Tangible assets	$4,154,987	$4,250,981

Tangible common stockholders’ equity to tangible assets	10.15%	9.54%

We offer a wide range of loan products to meet the demands of our customers. Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Until recent periods, real estate lending activities were significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties; however, over the past four years our origination of construction and land development loans has declined materially and the proportion of the portfolio invested in these types of loans has declined substantially.  Our residential mortgage loan originations also decreased during most of this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases.  Our real estate lending activities also include the origination of multifamily and commercial real estate loans.  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the recessionary economy, in recent periods demand for these types of commercial business loans has been modest and total outstanding balances have declined.  Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt.  At March 31, 2012, our net loan portfolio totaled $3.148 billion compared to $3.213 billion at December 31, 2011.

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

Much of the focus of our strategic initiatives in recent periods has been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of transaction and savings accounts (checking, savings and money market accounts), but also in the interest cost of our deposits and increases in the level of deposit fees, service charges and other payment processing revenues compared to prior periods.  During the last two years, our total deposit balances decreased largely as a result of our decision to significantly reduce our exposure to public funds, brokered deposits and high cost certificates of deposit.  However, over the same period we have had a meaningful increase in transaction and savings accounts, including a small increase in the most recent quarter despite an adverse seasonal trend, as we have remained focused on growing these core deposits.  As a result, our cost of deposits has declined significantly and fees and service charges have increased compared to earlier periods.  Total deposits at March 31, 2012 were $3.426 billion, compared to $3.476 billion at December 31, 2011.  While certificates of deposit decreased $261 million compared to a year earlier, including a decrease of $62 million in brokered deposits, transaction and savings account deposits increased by $146 million over the same one-year period and represented 65% of total deposits at March 31, 2012 compared to 59% at March 31, 2011.

Management’s Discussion and Analysis of Results of Operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 included in the 2011 Form 10-K.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies during the first quarter of 2012.

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

Provision and Allowance for Loan Losses:  (Note 7)  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  The Company maintains an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in ASC 450, Contingencies.  The Company has established systematic methodologies for the determination of the adequacy of our allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income and value impaired loans consistent with the accounting guidelines outlined in ASC 310, Receivables.

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

Intangible Assets:  (Note 9) Intangible assets consist primarily of core deposit intangibles, which is the value ascribed to the long-term deposit relationships arising from acquisitions.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

General.  Total assets decreased $96 million, or 2%, to $4.161 billion at March 31, 2012, from $4.257 billion at December 31, 2011.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $65 million, or 2%, to $3.148 billion at March 31, 2012, from $3.213 billion at December 31, 2011.  The contraction in net loans was largely due to decreases of $29 million in agricultural business loans, $23 million in one- to four-family residential loans, $11 million in land and land development loans, and $10 million in commercial real estate loans.  Partially offsetting these decreases was an $8 million increase in commercial business loans.  The decrease in agricultural business loans primarily reflects a normal seasonal pattern, while the decrease in real estate loans is largely the result of accelerated prepayments in the current low interest rate environment.  Consistent with recent periods, demand for consumer loans remained weak and utilization of existing credit lines for consumer and commercial borrowers continued to be low.  In addition, the decrease in aggregate loan balances reflects further planned reductions in land and land development loans, as well as our continued efforts to reduce our exposure to certain weaker credits as we aggressively manage problem assets.  Importantly, the decrease in total assets also reflects a $15 million decrease in real estate owned.

We continue to maintain a significant, although meaningfully decreased, investment in construction and land loans; however, new originations of these types of loans during the past four years has been restrained by unfavorable market conditions.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, transfers to REO and charge-offs, loans to finance the construction of one- to four-family residential real estate, which totaled $149 million at March 31, 2012, have decreased by $506 million, or 77%, since their peak quarter-end balance of $655 million at June 30, 2007.  In addition, land and land development loans (both residential and commercial) have decreased by $401 million, or 80%, compared to their peak quarter-end balances at March 31, 2008.  Given the current housing and economic environment, we anticipate that the aggregate total of construction and land loan balances will remain low for the foreseeable future, although the pace of decline may moderate as originations of new construction loans likely will increase somewhat as inventories of completed homes have been reduced and the build out of existing development projects will be cautiously continued.

The aggregate balance of interest-earning deposits and securities was nearly unchanged from December 31, 2011; however, interest-earning deposits increased by $74 million during the quarter.  Total securities decreased $81 million, to $541 million at March 31, 2012 compared to $622 million at December 31, 2011.  The decrease in securities was principally a result of calls of U.S. Government and agency securities, which were partially offset by an increase in mortgage related securities.  Securities acquired during the quarter generally have expected maturities ranging from six months to six years and were purchased to generate a modest increase in yield compared to interest-bearing cash balances.  Aggregate fair value adjustments to the securities portfolio were modest during the quarter and we did not recognize any OTTI charges during the first quarter of 2012 or 2011. (See Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.)

REO acquired through foreclosures or other means decreased $15 million, to $28 million at March 31, 2012, from $43 million at December 31, 2011.  The total balance of REO included $18 million in construction, land or land development projects (both residential and commercial), $3 million in commercial real estate and $7 million in single-family homes at March 31, 2012.  During the quarter ended March 31, 2012, we transferred $2 million of loans into REO, disposed of $15 million of properties and recognized $2 million in charges against earnings for net losses on sales and valuation adjustments (see “Asset Quality” discussion below).

Deposits decreased $50 million, to $3.426 billion at March 31, 2012 from $3.476 billion at December 31, 2011.  The decrease in deposits in the current quarter continued to be primarily the result of our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off.  However, largely as a result of seasonal factors, non-interest-bearing deposits decreased by $6 million during the first quarter to $772 million from $778 million at December 31, 2011.  Nonetheless, at March 31, 2012 non-interest-bearing deposits increased by $149 million, or 24%, compared to March 31, 2011.  Interest-bearing deposits decreased by $44 million during the quarter, to $2.654 billion at March 31, 2012 from $2.698 billion at December 31, 2011 and were $263 million less than a year earlier.

Borrowings, including customer sweep accounts (retail repurchase agreements), FHLB advances and junior subordinated debentures, decreased $61.6 million, or 29%, to $151 million at March 31, 2012, compared to $213 million at December 31, 2011.  The decrease in borrowings primarily reflects the maturity as of March 31, 2012 of $50 million of three-year notes guaranteed by the FDIC under the Temporary Liquidity Guaranty Program (TLGP).  While these notes provided valuable funding during an earlier period of liquidity uncertainty, the interest rates were significantly above current rates and repaying these notes will have a positive effect on our cost of funds going forward.

Junior subordinated debentures decreased by $620,000 during the first quarter of 2012, reflecting only modest fair value adjustments resulting from minor changes in interest rates and the passage of time, as changes in credit market conditions during the quarter had an insignificant impact on the valuation of this type of security.  Changes in the fair value of the junior subordinated debentures, while not significant during the first quarter of 2012, represent non-cash valuation adjustments that have no effect on our liquidity or ability to fund our operations.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.)

Total equity at March 31, 2012 increased $17 million, or 3%, to $549 million from $532 million at December 31, 2011.  The increase in equity reflects the impact of the net income available to common shareholders of $7.2 million as well as the receipt of $8.9 million in new capital related to the issuance of 474,296 new shares of common stock through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

Following three difficult years and despite a still challenging economy, Banner Corporation returned to profitability in 2011, and that progress and profitability continued in the first quarter of 2012.  For the quarter ended March 31, 2012, we had net income of $9.2 million which, after providing for the preferred stock dividend of $1.5 million and related discount accretion of $454,000, resulted in net income available to common shareholders of $7.2 million, or $0.40 per diluted share.  This compares to a net loss to common shareholders of $9.8 million, or ($0.60) per diluted share, for the quarter ended March 31, 2011. While this return to profitability largely resulted from a material decrease in credit costs, particularly our provision for loan losses, it also reflected continued strong revenue generation from our core operations.  The decrease in credit costs reflects a substantially reduced level of non-performing assets while the increase in net revenues was driven by significant improvement in our net interest income as well as increased deposit fees and other service charges fueled by growth in core deposits.  The current quarter’s results also reflect a significant increase in revenues from our mortgage banking operations.

Net Interest Income.  Aside from credit costs, our operating results depend largely on our net interest income which increased by $1.0 million, or 3% for the quarter ended March 31, 2012, compared to the same quarter in the prior year, primarily because of substantial reductions in deposit costs and in the adverse effect of non-performing assets, both of which significantly contributed to an increase in the net interest margin.  Net interest income before provision for loan losses was $41.1 million for the quarter ended March 31, 2012, compared to $40.1 million for the same quarter one year earlier, as a result of the increase in the net interest margin and despite a decrease in average interest-earning assets.  The net interest margin of 4.11% for the quarter ended March 31, 2012 was 17 basis points higher than the same quarter in the prior year, largely as a result of the effect of a much lower cost of deposits which more than offset a further decrease in asset yields.  Nonaccruing loans reduced the margin by 13 basis points during the quarter ended March 31, 2012, a meaningful improvement compared to a 27 basis point reduction for the same period in the prior year.  Improvement in our net interest margin generally has been the most important factor driving the year-over-year increases in net interest income and operating revenues in recent periods.

The positive impact to our net interest margin from lower funding costs and the reduced drag from non-performing assets was partially offset by the decrease in the average balance of interest-earning assets.  In addition, the mix of earning assets changed to include fewer loans and more securities over the past twelve months.  This change in the mix in the current very low interest rate environment had an adverse effect on earning asset yields.  Reflecting the low interest rate environment and the changes in the asset mix, the yield on earning assets for the quarter ended March 31, 2012 decreased by 16 basis points compared to the same quarter in prior year.  Importantly, however, funding costs for the same period decreased by 34 basis points compared to a year earlier and more than offset the adverse effect of this lower asset yield.  As a result, the net interest spread expanded to 4.06% for the first quarter of 2012 compared to 3.88% for the quarter ended March 31, 2011.

Interest Income.  Interest income for the quarter ended March 31, 2012 was $47.2 million, compared to $49.7 million for the same quarter in the prior year, a decrease of $2.5 million, or 5%.  The decrease in interest income occurred as a result of the decline in both the yield and average balance of interest-earnings assets.  The average balance of interest-earning assets was $4.023 billion for the quarter ended March 31, 2012, a decrease of $101 million, or 2%, compared to $4.124 billion one year earlier.  The yield on average interest-earning assets decreased to 4.72% for the quarter ended March 31, 2012, compared to 4.88% for the same quarter one year earlier.  The decrease in the yield on earning assets reflects changes in the mix of assets and the continuing erosion of yields as loans and investments mature or prepay and are replaced by lower yielding assets in the current low interest rate environment.  Average loans receivable for the quarter ended March 31, 2012 decreased $99 million, or 3%, to $3.251 billion, compared to $3.350 billion for the same quarter in the prior year.  Interest income on loans decreased by $2.8 million, or 6%, to $44.0 million for the current quarter from $46.8 million for the quarter ended March 31, 2011, reflecting the impact of a 22 basis point decrease in the average yield on loans, along with the $99 million decrease in average loan balances.  The average yield on loans was 5.44% for the quarter ended March 31, 2012, compared to 5.66% for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, investment securities, and daily interest-bearing deposits was $772 million for the quarter ended March 31, 2012, a small decrease (excluding the effect of fair value adjustments) compared to $774 million for the quarter ended March 31, 2011, while the interest and dividend income from those investments increased by $302,000 compared to the same quarter in the prior year.  The effect of the decreased average balance was more than offset by the 15 basis point increase in the average yield on the combined portfolio, which increased to 1.67% for the quarter ended March 31, 2011, from 1.52% for the same quarter one year earlier.  The increase in the combined yield on these investments despite declining market interest rates reflects a change in the mix to include lower balances of daily interest-bearing deposits and more investment securities, primarily U.S. Government Agency securities, which helped to offset the adverse impact of lower market rates.

Interest Expense.  Interest expense for the quarter ended March 31, 2012 was $6.1 million, compared to $9.6 million for the same quarter in the prior year, a decrease of $3.5 million, or 36%.  The decrease in interest expense occurred as a result of a 34 basis point decrease in the average cost of all interest-bearing liabilities to 0.66% for the quarter ended March 31, 2012, from 1.00% for the same quarter one year earlier, and a $181 million decrease in average interest-bearing liabilities.  This decrease in average interest-bearing liabilities reflects a managed decline in certificates of deposit, including brokered deposits, and our borrowings, which was only partially offset by increases in transaction and savings accounts.

Deposit interest expense decreased $3.4 million, or 43%, to $4.4 million for the quarter ended March 31, 2012, compared to $7.8 million for the same quarter in the prior year, as a result of a 37 basis point decrease in the cost of deposits and a $140 million decrease in the average balance of deposits.  Average deposit balances decreased to $3.421 billion for the quarter ended March 31, 2012, from $3.561 billion for the quarter ended March 31, 2011, while the average rate paid on deposit balances decreased to 0.52% in the first quarter of 2012 from 0.89% for the quarter ended March 31, 2011.  While we do not anticipate further reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further repricing opportunities and competitive pricing should remain restrained in response to modest loan demand in the current economic environment.  Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, have meaningfully contributed to the decrease in our funding costs compared to earlier periods, and should also result in lower deposit costs going forward.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $10 million for the quarter ended March 31, 2012, compared to $28 million for the same quarter one year earlier.  Also, as the maturing advances had slightly higher interest rates than the remaining advances, the average rate paid on FHLB advances for the quarter ended March 31, 2012 decreased by seven basis points to 2.48%, compared to 2.55% during the same quarter in the prior year.  As a result the interest expense on FHLB advances decreased to $63,000 for the quarter ended March 31, 2012 from $178,000 during the same period a year earlier.

Other borrowings consist of retail repurchase agreements with customers secured by certain investment securities and the senior bank notes issued under the TLGP.  The average balance for other borrowings decreased $23 million to $147 million during the current quarter from $170 million during the same quarter a year earlier, while the rate on these other borrowings increased to 1.51% from 1.38% a year earlier.  The $50 million of senior bank notes had a fixed rate of 2.625% and matured on March 31, 2012.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 3.29% for the quarter ended March 31, 2012.  Junior subordinated debentures outstanding in the same quarter in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) with a higher average cost of 3.40%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.  One $25 million issue of junior subordinated debentures had a fixed rate of 6.56% for an initial five-year period which expired on February 29, 2012.  Going forward, the interest rate on that debenture will reset every three months at a rate of three-month LIBOR plus 1.62%.

Analysis of Net Interest Spread presents, in the following table and for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are computed using daily average balances.

The following table provides additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended
	March 31
Average Balances	2012	2011

Interest-bearing deposits	$111,536	$308,575
Investment securities	492,442	346,286
Mortgage-backed obligations	130,825	81,360
FHLB stock	37,371	37,371
Total average interest-earning securities and cash equivalents	772,174	773,592
Loans receivable	3,250,767	3,349,978
Total average interest-earning assets	4,022,941	4,123,570

Non-interest-earning assets (including fair value adjustments on interest-earning assets)	185,035	233,365
Total average assets	$4,207,976	$4,356,935

Deposits	$3,421,448	$3,561,020
Advances from FHLB	10,216	28,336
Other borrowings	146,507	170,209
Junior subordinated debentures	123,716	123,716
Total average interest-bearing liabilities	3,701,887	3,883,281

Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(36,699)	(39,755)
Total average liabilities	3,665,188	3,843,526

Equity	542,788	513,409
Total average liabilities and equity	$4,207,976	$4,356,935

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Interest-bearing deposits	0.23%	0.23%
Investment securities	1.81	2.17
Mortgage-backed obligations	2.85	4.36
FHLB stock	--	--
Total interest rate yield on securities and cash equivalents	1.67	1.52
Loans receivable	5.44	5.66
Total interest rate yield on interest-earning assets	4.72	4.88

Interest Rate Expense:
Deposits	0.52	0.89
Advances from FHLB	2.48	2.55
Other borrowings	1.51	1.38
Junior subordinated debentures	3.29	3.40
Total interest rate expense on interest-bearing liabilities	0.66	1.00

Interest spread	4.06%	3.88%

Net interest margin on interest earning assets	4.11%	3.94%

Additional Key Financial Ratios (income and expense ratios are annualized)
Return (loss) on average assets	0.88%	(0.73)%
Return (loss) on average equity	6.81	(6.19)
Average equity / average assets	12.90	11.78
Average interest-earning assets / interest-bearing liabilities	108.67	106.19
Non-interest (other operating) income / average assets	1.05	0.67
Non-interest (other operating) expenses / average assets	3.62	3.55
Efficiency ratio (1)	72.77	80.64

(1)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income)

Provision and Allowance for Loan Losses.  For the quarter ended March 31, 2012, the provision for loan losses was $5.0 million, compared to $17.0 million for the quarter ended March 31, 2011.  As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

While our provision for loan losses was substantially less in the quarter ended March 31, 2012 than in the same quarter of 2011, it was unchanged from the final two quarters of 2011 and remained elevated in relation to our historical loss rates prior to the economic downturn.  We continued this level of loan loss provisioning in response to still high levels of delinquencies, non-performing loans and net charge-offs as well as declining property values during the past year.  However, all of these asset quality indicators improved significantly throughout 2011, allowing us to decrease the level of provisioning as the year progressed, and this improvement continued in the first quarter of 2012, allowing us to substantially decrease the first quarter provision compared to the same period in the prior year.

Reflecting lingering weakness in the economy and lower property values, during the first quarter of 2012 we continued to provide for loan losses at a relatively high level and maintained a substantial allowance for loan losses at quarter end even though non-performing loans and total loans outstanding declined.  Although the allowance for loan losses at March 31, 2012 continued to largely reflect material levels of delinquencies and net charge-offs for construction, land and land development loans, our exposure to these types of loans was further reduced during the quarter as additional problem asset resolutions occurred.  The provision and allowance for loan losses also continue to reflect our concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns have remained elevated during the past four years as price declines for housing and related lot and land markets have occurred in most areas of the Puget Sound and Portland regions where a significant portion of our one- to four-family residential and construction and development loans are located.  Aside from housing-related construction and development loans, non-performing loans often reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity and declining commercial real estate values have been significant contributing factors to more recent late-cycle defaults in other non-housing-related segments of the portfolio.

We recorded net charge-offs of $6 million for the quarter ended March 31, 2012, compared to $17 million for the same quarter in the prior year.  Non-performing loans decreased by $10 million during the quarter ended March 31, 2012 to $65 million, and decreased by $67 million during the twelve months ended March 31, 2012.  A comparison of the allowance for loan losses at March 31, 2012 and 2011 reflects a decrease of $16 million to $82 million at March 31, 2012, from $98 million at March 31, 2011.  Included in our allowance at March 31, 2012 was an unallocated portion of $16 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  As a result, the allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) of 2.52% at March 31, 2012, was unchanged from December 31, 2011 but was decreased from 2.94% at March 31, 2011.  However, with the decrease in problem loans, the allowance as a percentage of non-performing loans increased to 126% at March 31, 2012, compared to 110% of non-performing loans at December 31, 2011 and 74% a year earlier.

As of March 31, 2012, we had identified $118 million of impaired loans.  Impaired loans are comprised of loans on nonaccrual, TDRs and loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools.  For more information on these impaired loans, refer to Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of March 31, 2012 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, was $11.0 million for the quarter ended March 31, 2012, compared to $7.2 million for the same quarter in the prior year.  Excluding the fair value adjustments, other operating income from core operations increased by $2.3 million, or 33%, to $9.3 million for the quarter ended March 31, 2012, compared to $7.0 million for the quarter ended March 31, 2011, largely as a result of significantly increased revenues from mortgage banking.  Mortgage banking revenues increased by nearly $1.7 million as increased production and sales of loans were supported by high levels of refinancing in the very low interest rate environment.  Deposit fees and service charges also increased by $590,000 compared to the first quarter a year ago reflecting growth in the number of deposit accounts and increased transaction activity.  By contrast, loan servicing fees and miscellaneous revenues were nearly unchanged from a year earlier.  For the quarter ended March 31, 2012, we recorded an aggregate net gain of $1.7 million in fair value adjustments, primarily reflecting modest increases in the fair value of certain investment securities and the impact of a decline in three-month LIBOR on the value of our junior subordinated debentures.  During the quarter ended March 31, 2011, fair value adjustments resulted in a net gain of $256,000.  For a more detailed discussion of our fair value adjustments please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Other Operating Expenses.  Other operating expenses decreased by $231,000, to $37.9 million for the quarter ended March 31, 2012, compared to $38.1 million for the quarter ended March 31, 2011, largely as a result of decreased costs related to REO and FDIC deposit insurance which were generally offset by increased compensation expenses.  While significantly lower in 2012 than in 2011, both quarters’ expenses reflect significant costs associated with problem loan collection activities including professional services and valuation charges related to real estate owned, which should decline in future periods as a result of the continuing reduction in non-performing assets.  Expenses related to REO decreased $2.0 million, or 44%, to $2.6 million for the quarter ended March 31, 2012 from $4.6 million during the same period a year earlier.  In addition to real estate taxes and maintenance costs, expenses related to REO for the quarter ended March 31, 2012 included $1.6 million in valuation adjustments and $100,000 in net gains on sales of properties, compared to $3.0 million in valuation adjustments and $537,000 of losses on sales for the quarter ended March 31, 2011.  Compensation expense increased $2.3 million, or 13%, to $19.5 million during the quarter ended March 31, 2012 compared to $17.3 million for the quarter ended March 31, 2011, primarily reflecting salary and wage adjustments, increased mortgage banking activity and higher health insurance costs.  The increase in compensation expenses was partially offset by an increase in capitalized loan origination costs which also reflected the increase in mortgage banking activity.  The cost of FDIC insurance decreased by $606,000 largely as a result of the decrease in average deposit balances.  All other expenses, net, increased $683,000.  Other operating expenses as a percentage of average assets were 3.62% for the quarter ended March 31, 2012, compared to 3.55% for the same quarter one year earlier.

Income Taxes.  Our normal, expected statutory income tax rate is 35.8%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  However, during the third quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  The full valuation allowance remained in effect at both March 31, 2012 and 2011.  As a result, we did not recognize any tax expense or benefit in our Consolidated Statements of Operations during the either quarter.  For the quarter ended March 31, 2012, we had $9.2 million in pre-tax income, compared to a pre-tax loss of $7.8 million for the quarter ended March 31, 2011.  For more discussion on our deferred tax asset and related valuation allowance, please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

While non-performing assets declined substantially in 2011 and decreased further in the first quarter of 2012, improving our risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us.   Over the past four years, as housing markets deteriorated in many of our primary service areas, we experienced significantly higher levels of delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  Beginning in the third quarter of 2008 and continuing throughout 2009 and 2010, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which was reflected in our increased non-performing asset totals.  Further, property values generally declined during this period, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increasing levels of non-performing loans as the effects of the recessionary economy became more evident and the pace of the recovery remained slow.  As a result, for the years ended December 31, 2011, 2010 and 2009, our provision for loan losses was significantly higher than historical levels and our normal expectations.  This higher than normal level of delinquencies and nonaccruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for real estate acquired through foreclosure.  While our non-performing assets and credit costs have been materially reduced, we continue to be actively engaged with our borrowers in resolving remaining problem assets.  However, although property values continued to decline in most markets in 2011, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results.

Non-Performing Assets:  Non-performing assets decreased to $93 million, or 2.24% of total assets, at March 31, 2012, from $119 million, or 2.79% of total assets, at December 31, 2011, and $229 million, or 5.32% of total assets, at March 31, 2011.  Nonaccruing construction and land development loans, including related REO, although significantly reduced, continue to represent a disproportionately high 41% of our non-performing assets at March 31, 2011.  The primary components of the $93 million in non-performing assets are $63 million in nonaccrual loans, including $19 million of construction and land development loans, and $28 million in REO and other repossessed assets.  The geographic distribution of the $49 million of non-performing construction, land and land development loans and related REO included approximately $16 million, or 32%, in the Puget Sound region, $24 million, or 50%, in the greater Portland market area, $3 million, or 6%, in the greater Boise market area, and $6 million, or 12%, in other areas of Washington, Oregon and Idaho.  We continue to believe our level of non-performing loans and assets, which has declined significantly, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.  However, our future results will continue to be meaningfully influenced by the course of recovery from the economic recession.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, TDRs are impaired loans as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any TDR becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the TDR would be reclassified as nonaccrual.  At March 31, 2012, we had $53 million of TDRs currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and TDRs at the dates indicated (dollars in thousands):

	March 31 2012	December 31 2011	March 31 2011
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$10,541	$9,226	$23,443
Multifamily	--	362	1,361
Construction and land	18,601	27,731	67,163
One- to four-family	19,384	17,408	16,571
Commercial business	10,121	13,460	15,904
Agricultural business, including secured by farmland	1,481	1,896	1,984
Consumer	2,572	2,905	4,655
	62,700	72,988	131,081
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	--	--
One- to four-family	2,129	2,147	561
Commercial business	--	4	14
Agricultural business, including secured by farmland	--	--	--
Consumer	84	173	42
	2,213	2,324	617

Total non-performing loans	64,913	75,312	131,698

Securities on nonaccrual at fair value	500	500	1,904
REO and other repossessed assets held for sale, net	27,731	43,039	94,969
Total non-performing assets	$93,144	$118,851	$228,571

Total non-performing loans to loans before allowance for loan losses	2.01%	2.28%	3.96%
Total non-performing loans to total assets	1.56%	1.77%	3.06%
Total non-performing assets to total assets	2.24%	2.79%	5.32%
TDRs (2)	$53,391	$54,533	$60,968

Loans 30-89 days past due and on accrual	$14,336	$9,962	$16,587

(1)	For the quarters ended March 31, 2012 and 2011, interest income of $1.3 million and $2.8 million, respectively, would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.
(2)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at March 31, 2012 (dollars in thousands):

	Washington	Oregon	Idaho	Total

Secured by real estate:
Commercial	$7,698	$355	$2,488	$10,541
Multifamily	--	--	--	--
Construction and land
One- to four-family construction	3,782	2,226	243	6,251
Multifamily construction	942	--	--	942
Commercial construction	--	--	--	--
Residential land acquisition & development	4,691	1,836	--	6,527
Residential land improved lots	424	2,309	73	2,806
Residential land unimproved	287	916	88	1,291
Commercial land acquisition & development	--	--	--	--
Commercial land improved	454	--	--	454
Commercial land unimproved	330	--	--	330
Total construction and land	10,910	7,287	404	18,601

One- to four-family	16,753	3,386	1,374	21,513
Commercial business	9,511	138	472	10,121
Agricultural business, including secured by farmland	1,346	--	135	1,481
Consumer	2,128	25	503	2,656

Total non-performing loans	48,346	11,191	5,376	64,913

Securities on nonaccrual	--	--	500	500

REO and other repossessed assets held for sale, net	14,497	10,341	2,893	27,731
Total non-performing assets	$62,843	$21,532	$8,769	$93,144

Percent of non-performing assets	67.5%	23.1%	9.4%	100.0%

In addition to the non-performing loans as of March 31, 2012, we had other classified loans with an aggregate outstanding balance of $131 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the quarters ended March 31, 2012 and 2011, we recognized $1.6 million and $3.0 million, respectively, of impairment charges related to these types of assets.

Within our non-performing loans, we have a total of 14 nonaccrual lending relationships, each with aggregate loan exposures in excess of $1.0 million that collectively comprise $27 million, or 41.6% of our total non-performing loans and the single largest relationship totaled $5.3 million at March 31, 2012.  The most significant of our non-performing loan exposures are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location

$5,260	8.1%	33 residential lots	Greater Seattle-Puget Sound area

2,353	3.6	84 room limited service hotel	Greater Spokane, WA area

2,343	3.6	Third party notes secured by six commercial buildings plus miscellaneous partnership interest and other collateral	Greater Seattle-Puget Sound and Denver, CO area

2,097	3.2	Business assets, accounts receivable, and vehicles	Greater Spokane, WA area

2,089	3.2	Accounts receivable and inventory	Greater Seattle-Puget Sound area

2,063	3.2	14 residential lots Five single family residences	Greater Seattle-Puget Sound area

1,837	2.8	Seven single family residences	Greater Portland, OR area

1,793	2.8	Apartment building and office building	Greater Portland, OR area

1,399	2.2	Commercial building	Central Washington

1,331	2.1	Seven single family residences	Greater Portland, OR area

1,146	1.8	Two single family residences	Greater Seattle-Puget Sound area

1,132	1.7	61 acres with 15 building units	Central Washington

1,086	1.7	Four commercial lots, two acres zoned commercial	Greater Portland, OR area

1,069	1.6	One, two-story mixed use structure, two parcels used as parking lots	Central Washington

37,916	58.4	Various collateral; relationships under $1.0 million	Sum of 161 loans spread throughout the franchise

$64,913	100.0%	Total non-performing loans

At March 31, 2012, we had $27.7 million of REO, the most significant component of which is seven acres of land with nine parcels zoned commercial in the greater Seattle area with a book value of $3.9 million.  The second largest REO holding is a subdivision in the greater Portland, Oregon area consisting of 13 residential buildable lots and 33.2 acres of undeveloped land with a book value of $2.3 million.  The third largest holding is 5.9 acres of undeveloped land in the greater Portland, Oregon area with a book value of $1.9 million.  The fourth largest holding is 22 residential lots in the greater Portland, Oregon area with a book value of $1.7 million.  All other REO holdings have individual book values of less than $750,000.  The table below summarizes our REO by geographic location and property type (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$11,732	42.3%	Nine single family residences 63 residential lots Two single family residences under construction 49 acres undeveloped buildable land One completed residential condominium units	Greater Portland, Oregon area

9,965	35.9
15 single family residences
110 residential lots
One single family residence under construction
One commercial building
One apartment building
One apartment building—35 units
Nine parcels of commercial land
Two parcels of undeveloped residential land
Three acres of buildable residential land
			Greater Seattle-Puget Sound area

2,431	8.8	Two single family residence 24 residential lots Two parcels of residential land Two parcels of land for commercial office buildings	Greater Spokane, WA area

2,106	7.6	Eight single family residences 97 residential lots Five commercial lots Two acres raw land zoned residential	Greater Boise, ID area

1,489	5.4	Five single family residences 54 residential lots One residence with 31 acres of agricultural land One mini storage facility	Other Washington locations

$27,723	100.0%

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the quarters ended March 31, 2012 and 2011, our loan originations were less than loan repayments and we purchased loans of $5 million and $68,000, respectively.  As a result, loan repayments, net of originations, totaled $65 million and $44 million, respectively.  During the quarters ended March 31, 2012 and 2011, we sold $123 million and $63 million, respectively, of loans.  Securities purchases during the quarters ended March 31, 2012 and 2011 totaled $48 million and $68 million, respectively, and securities repayments and maturities were $129 million and $28 million, respectively.  Our primary financing activity is gathering deposits.  As discussed above, deposits decreased by $49 million during the current quarter ended March 31, 2012, including an $18 million decrease in brokered deposits.  Brokered deposits are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2012, certificates of deposit amounted to $1.197 billion, or 35% of our total deposits, including $919 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature, although beginning in 2010 and continuing through the current quarter, we intentionally allowed certificates of deposit to decline, reflecting our ongoing efforts to shift the portfolio mix into lower cost core deposits.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the quarters ended March 31, 2012 and 2011, we used our sources of funds primarily to fund loan commitments, purchase securities and fund deposit withdrawals.  At March 31, 2012, we had outstanding loan commitments totaling $854 million, including undisbursed loans in process and unused credit lines totaling $787 million.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Seattle, which at March 31, 2012 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $840 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $23 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $10 million, or less than 1% of our assets at March 31, 2012.  In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program we can borrow up to 65% of eligible loans not already pledged for other borrowings.  We currently estimate the BIC program would provide additional borrowing capacity of $579 million as of March 31, 2012.  We had no funds borrowed from the FRBSF at March 31, 2012 or December 31, 2011.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the quarter ended March 31, 2012, total equity increased $17 million, or 3%, to $549 million.  Total equity at March 31, 2012 included $121 million attributable to preferred stock and $428 million to common stock.  At March 31, 2012, tangible common stockholders’ equity, which excludes the preferred stock and other intangible assets, was $422 million, or 10.15% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common stockholders’ equity.  Also, see the discussion and table below with respect to our regulatory capital positions.

Capital Requirements

Banner Corporation is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve.  Banner Bank and Islanders Bank, as state-chartered, federally insured commercial banks, are subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At March 31, 2012, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2011 Form 10-K for additional information regarding regulatory capital requirements for Banner and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of March 31, 2012, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Banner Corporation—consolidated
Total capital to risk-weighted assets	$630,107	18.98%	$265,573	8.00%
Tier 1 capital to risk-weighted assets	588,117	17.72	132,787	4.00
Tier 1 leverage capital to average assets	588,117	14.00	168,018	4.00

Banner Bank
Total capital to risk-weighted assets	519,867	16.47	252,445	8.00	$315,556	10.00%
Tier 1 capital to risk-weighted assets	479,938	15.21	126,223	4.00	189,334	6.00
Tier 1 leverage capital to average assets	479,938	12.10	158,658	4.00	198,323	5.00

Islanders Bank
Total capital to risk-weighted assets	30,967	16.44	15,066	8.00	18,832	10.00
Tier 1 capital to risk-weighted assets	28,607	15.19	7,533	4.00	11,299	6.00
Tier 1 leverage capital to average assets	28,607	12.48	9,172	4.00	11,465	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, many of the floating-rate loans with interest rate floors are in portions of the portfolio currently experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  As of March 31, 2012, our loans with interest rate floors totaled approximately $1.5 billion and had a weighted average floor rate of 5.42%.

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

The following table sets forth as of March 31, 2012, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value

+400	$217	0.1%	$(136,107)	(21.6)%
+300	714	0.4	(101,676)	(16.2)
+200	1,348	0.8	(63,972)	(10.2)
+100	1,226	0.8	(26,480)	(4.2)
0	--	--	--	--
-25	231	0.1	8,199	1.3
-50	(469)	(0.3)	8,948	1.4

(1)Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The current federal funds rate is 0.25%.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2012 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2012, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $396.4 million, representing a one-year cumulative gap to total assets ratio of 9.53%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2012 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$170,346	$8,992	$24,511	$2,528	$1,337	$35	$207,749
Fixed-rate mortgage loans	153,038	94,353	287,445	145,741	157,851	63,359	901,787
Adjustable-rate mortgage loans	398,501	148,640	372,497	199,537	4,275	--	1,123,450
Fixed-rate mortgage-backed securities	18,244	15,742	46,776	27,368	22,525	2,733	133,388
Adjustable-rate mortgage-backed securities	1,344	516	4,319	--	--	--	6,179
Fixed-rate commercial/agricultural loans	82,331	37,492	75,360	23,320	509	--	219,012
Adjustable-rate commercial/agricultural loans	432,756	16,297	67,861	12,180	739	--	529,833
Consumer and other loans	163,125	14,783	37,037	18,959	18,860	1,304	254,068
Investment securities and interest-earning deposits	326,821	108,893	47,581	20,448	38,660	64,058	606,461

Total rate sensitive assets	1,746,506	445,708	963,387	450,081	244,756	131,489	3,981,927

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	174,337	153,208	357,485	357,485	--	--	1,042,515
Money market deposit accounts	207,258	124,355	82,903	--	--	--	414,516
Certificates of deposit	552,762	358,913	217,181	65,098	3,356	18	1,197,328
FHLB advances	--	10,000	--	--	--	--	10,000
Other borrowings	--	--	--	--	--	--	--
Junior subordinated debentures	123,716	--	--	--	--	--	123,716
Retail repurchase agreements	91,253	--	--	--	--	--	91,253

Total rate sensitive liabilities	1,149,326	646,476	657,569	422,583	3,356	18	2,879,328

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$597,180	$(200,768)	$305,818	$27,498	$241,400	$131,471	$1,102,599

Cumulative excess (deficiency) of interest- sensitive assets	$597,180	$396,412	$702,230	$729,728	$971,128	$1,102,599	$1,102,599

Cumulative ratio of interest-earning assets to interest- bearing liabilities	151.96%	122.07%	128.62%	125.37%	133.73%	138.29%	138.29%

Interest sensitivity gap to total assets	14.35%	(4.83)%	7.35%	.66%	5.80%	3.16%	26.50%

Ratio of cumulative gap to total assets	14.35%	9.53%	16.88%	17.54%	23.34%	26.50%	26.50%
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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(401) million, or (9.65%) of total assets at March 31, 2012.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011” of this report on Form 10-Q.

ITEM 4 – Controls and Procedures

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings

In the normal course of business, we have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest.  We are not a party to any pending legal proceedings that management believes would have a material adverse effect on our financial condition or operations.

Item 1A.          Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-26584) or otherwise previously disclosed in our Form 10-Q reports filed subsequently.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, we did not sell any securities that were not registered under the Securities Act of 1933.

We did not have any repurchases of our common stock from January 1, 2012 through March 31, 2012.

Item 3.             Defaults upon Senior Securities

Not Applicable.

Item 4.             Mine Safety Disclosures

Not Applicable.

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

10{a}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{b}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{c}	Amended Employment Agreement with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2012 (File No. 000-265840].

10{d}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{e}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{f}	1996 Management Recognition and Development Plan [incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

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

10{r}	Long-Term Incentive Plan [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008].

10{s}	Form of Compensation Modification Agreement [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{t}	2005 Executive Officer and Director Stock Account Deferred Compensation Plan.

10{u}	Entry into an Indemnification Agreement with each of the Company’s Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010].

10(v)	2012 Restricted Stock Plan [incorporated by reference as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 21, 2012].

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer of Banner Corporation to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15.

99.2	Certification of Principal Financial Officer of Banner Corporation to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15.

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Stockholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements. *

*Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 9, 2012	/s/Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2012	/s/ Lloyd W. Baker
Lloyd W. Baker Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)