Form 10-Q
period 2012-06-30
BANNER CORP
filed 2012-08-09
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________

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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of July 31, 2012 19,223,271 shares*

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

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011	5

Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and 2011	6

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2012 and the Year Ended December 31, 2011	7

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	9

Selected Notes to the Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	44

Comparison of Financial Condition at June 30, 2012 and December 31, 2011	48

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011	49

Asset Quality	54

Liquidity and Capital Resources	59

Capital Requirements	60

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	61

Sensitivity Analysis	61

Item 4 - Controls and Procedures	65

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	66

Item 1A - Risk Factors	66

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3 - Defaults upon Senior Securities	66

Item 4 – Mine Safety Disclosures	66

Item 5 - Other Information	66

Item 6 - Exhibits	67

SIGNATURES	69

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2012 and December 31, 2011

	June 30	December 31
ASSETS	2012	2011

Cash and due from banks	$189,176	$132,436

Securities—trading, amortized cost $106,220 and $112,663, respectively	77,368	80,727
Securities—available-for-sale, amortized cost $433,051 and $462,579, respectively	436,130	465,795
Securities—held-to-maturity, fair value $89,153 and $80,107, respectively	83,312	75,438

Federal Home Loan Bank stock	37,371	37,371
Loans receivable:
Held for sale	6,752	3,007
Held for portfolio	3,205,505	3,293,331
Allowance for loan losses	(80,221)	(82,912)
	3,132,036	3,213,426

Accrued interest receivable	14,656	15,570
Real estate owned, held for sale, net	25,816	42,965
Property and equipment, net	90,228	91,435
Intangible assets, net	5,252	6,331
Bank-owned life insurance (BOLI)	59,800	58,563
Deferred tax assets, net	31,572	--
Other assets	38,710	37,255

	$4,221,427	$4,257,312
LIABILITIES
Deposits:
Non-interest-bearing	$804,562	$777,563
Interest-bearing transaction and savings accounts	1,449,890	1,447,594
Interest-bearing certificates	1,171,297	1,250,497
	3,425,749	3,475,654

Advances from FHLB at fair value	10,423	10,533
Other borrowings	90,030	152,128
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	70,553	49,988
Accrued expenses and other liabilities	23,564	23,253
Deferred compensation	13,916	13,306
	3,634,235	3,724,862

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized; Series A – liquidation preference
$1,000 per share, 124,000 shares issued and outstanding	121,610	120,702
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 18,804,819 shares issued: 18,770,479 shares and 17,519,132 shares outstanding at June 30, 2012 and December 31, 2011, respectively	554,866	531,149
Accumulated deficit	(89,266)	(119,465)
Accumulated other comprehensive income	1,969	2,051
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost
34,340 restricted shares outstanding at June 30, 2012 and December 31, 2011	(1,987)	(1,987)

	587,192	532,450

	$4,221,427	$4,257,312

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
INTEREST INCOME:
Loans receivable	$44,040	$46,846	$88,028	$93,601
Mortgage-backed securities	995	859	1,922	1,734
Securities and cash equivalents	2,230	2,183	4,513	4,216
	47,265	49,888	94,463	99,551
INTEREST EXPENSE:
Deposits	4,035	7,014	8,483	14,826
FHLB advances	64	64	127	242
Other borrowings	74	568	623	1,147
Junior subordinated debentures	802	1,041	1,814	2,079
	4,975	8,687	11,047	18,294

Net interest income before provision for loan losses	42,290	41,201	83,416	81,257

PROVISION FOR LOAN LOSSES	4,000	8,000	9,000	25,000
Net interest income	38,290	33,201	74,416	56,257

OTHER OPERATING INCOME:
Deposit fees and other service charges	6,283	5,693	12,152	10,972
Mortgage banking operations	2,855	855	5,504	1,817
Loan servicing fees, net of amortization and impairment	343	397	560	653
Miscellaneous	485	369	1,036	862
	9,966	7,314	19,252	14,304

Gain on sale of securities	29	--	29	--
Net change in valuation of financial instruments carried at fair value	(19,059)	1,939	(17,374)	2,195
Total other operating income (loss)	(9,064)	9,253	1,907	16,499

OTHER OPERATING EXPENSES:
Salary and employee benefits	19,390	18,288	38,900	35,543
Less capitalized loan origination costs	(2,747)	(1,948)	(4,997)	(3,668)
Occupancy and equipment	5,204	5,436	10,681	10,830
Information/computer data services	1,746	1,521	3,261	3,088
Payment and card processing expenses	2,116	1,939	4,006	3,586
Professional services	1,224	1,185	2,568	2,857
Advertising and marketing	1,650	1,903	3,716	3,643
Deposit insurance	816	1,389	2,179	3,358
State/municipal business and use taxes	565	544	1,133	1,038
REO operations	1,969	6,568	4,567	11,199
Amortization of core deposit intangibles	525	570	1,079	1,167
Miscellaneous	3,208	2,860	6,486	5,758
Total other operating expenses	35,666	40,255	73,579	78,399

Income (loss) before provision for income taxes	(6,440)	2,199	2,744	(5,643)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(31,830)	--	(31,830)	--

NET INCOME (LOSS)	25,390	2,199	34,574	(5,643)

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	1,550	1,550	3,100	3,100
Preferred stock discount accretion	454	425	908	851
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$23,386	$224	$30,566	$(9,594)

Earnings (loss) per common share:
Basic	$1.27	$0.01	$1.69	$(0.58)
Diluted	$1.27	$0.01	$1.69	$(0.58)
Cumulative dividends declared per common share:	$0.01	$0.01	$0.02	$0.08

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

NET INCOME (LOSS)	$25,390	$2,199	$34,574	$(5,643)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax provision (benefit) of ($29), $0, ($49) and $0, respectively	(52)	1,970	(87)	1,289

Amortization of unrealized gain (loss) on tax exempt securities transferred from available-for-sale to held-to-maturity	3	4	5	9

Other comprehensive income (loss)	(49)	1,974	(82)	1,298

COMPREHENSIVE INCOME (LOSS)	$25,341	$4,173	$34,492	$(4,345)

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Six Months Ended June 30, 2012

					(Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity

	Preferred Stock		Common Stock and Paid in Capital
	Shares	Amount	Shares	Amount

Balance, January 1, 2012	124,000	$120,702	17,519,132	$529,162	$(119,465)	$2,051	$532,450

Net income (loss)					34,574		34,574

Change in valuation of securities—available-for- sale, net of income tax						(87)	(87)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						5	5

Accretion of preferred stock discount		908			(908)		--

Accrual of dividends on preferred stock					(3,100)		(3,100)

Accrual of dividends on common stock ($.02/share cumulative)					(367)		(367)

Proceeds from issuance of common stock for stockholder reinvestment program			1,236,812	23,610			23,610

Amortization of compensation related to restricted stock grant			14,535	100			100

Amortization of compensation related to stock options				7			7

BALANCE, June 30, 2012	124,000	$121,610	18,770,479	$552,879	$(89,266)	$1,969	$587,192

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited) (In thousands, except for shares)
For the Year Ended December 31, 2011

					(Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity

	Preferred Stock		Common Stock and Paid in Capital
	Shares	Amount	Shares	Amount

Balance, January 1, 2011	124,000	$119,000	16,130,441	$507,470	$(115,348)	$350	$511,472

Net income (loss)					5,457		5,457

Change in valuation of securities—available-for- sale, net of income tax						1,685	1,685

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						16	16

Accretion of preferred stock discount		1,701			(1,701)		--

Accrual of dividends on preferred stock					(6,200)		(6,200)

Accrual of dividends on common stock ($.10/share cumulative)					(1,673)		(1,673)

Proceeds from issuance of common stock for stockholder reinvestment program			1,372,625	21,556			21,556

Amortization of compensation related to restricted stock grant			16,066	111			111

Amortization of compensation related to stock options				25			25

Other		1					1

BALANCE, December 31, 2011	124,000	$120,702	17,519,132	$529,162	$(119,465)	$2,051	$532,450

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$34,574	$(5,643)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,384	4,358
Deferred income and expense, net of amortization	1,273	860
Amortization of core deposit intangibles	1,079	1,167
Net change in valuation of financial instruments carried at fair value	17,374	(2,195)
Principal repayments and maturities of securities—trading	6,520	7,600
Deferred taxes	(31,572)	--
Equity-based compensation	107	60
Increase in cash surrender value of bank-owned life insurance	(917)	(925)
Gain on sale of loans, excluding capitalized servicing rights	(3,651)	(1,164)
(Gain) loss on disposal of real estate held for sale and property and equipment	(688)	521
Provision for losses on loans and real estate held for sale	12,197	32,838
Origination of loans held for sale	(243,516)	(114,706)
Proceeds from sales of loans held for sale	243,422	116,291
Net change in:
Other assets	127	16,368
Other liabilities	855	(827)
Net cash provided from operating activities	39,568	54,603

INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(186,650)	(174,739)
Principal repayments and maturities of available-for-sale securities	202,693	88,031
Proceeds from sales of securities available-for-sale	11,751	--
Purchases of securities held-to-maturity	(10,224)	(7,488)
Principal repayments and maturities of securities held-to-maturity	2,287	2,964
Principal repayments of loans, net of originations	72,176	39,025
Purchases of loans and participating interest in loans	(4,735)	(97)
Purchases of property and equipment	(1,184)	(1,413)
Proceeds from sale of real estate held for sale, net	23,229	48,264
Other	(320)	(106)
Net cash provided from (used by) investing activities	109,023	(5,559)

FINANCING ACTIVITIES:
Decrease in deposits, net	(49,905)	(124,798)
Repayment of FHLB advances	(3)	(32,802)
Decrease in other borrowings, net	(62,098)	(39,528)
Cash dividends paid	(3,456)	(5,389)
Cash proceeds from issuance of stock for stockholder reinvestment plan	23,611	8,265
Net cash used by financing activities	(91,851)	(194,252)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	56,740	(145,208)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	132,436	361,652
CASH AND DUE FROM BANKS, END OF PERIOD	$189,176	$216,444

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30
	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$11,799	$19,575
Taxes received in cash	--	(13,058)
Taxes paid in cash	800	--

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	8,521	26,917

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

Income Tax Reporting and Accounting:

Amended Federal Income Tax Returns:  On October 25, 2011, the Company filed amended federal income tax returns for tax years 2005, 2006, 2008 and 2009.  The amended tax returns, which are under review by the Internal Revenue Service (IRS), could significantly affect the timing for recognition of credit losses within previously filed income tax returns and, if approved, would result in the refund of up to $13.6 million of previously paid taxes from the utilization of net operating loss carryback claims into prior tax years.  The outcome of the IRS review is inherently uncertain, and since there can be no assurance of approval of some or all of the tax carryback claims, no asset has been recognized to reflect the possible results of these amendments as of June 30, 2012, because of this uncertainty.  Accordingly, the Company does not anticipate recognizing any tax benefit until the results of the IRS review have been determined.

Deferred Tax Asset Valuation Allowance:  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of Banner’s deferred tax assets will not be realized.  During the quarter ended September 30, 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a full valuation allowance against the net asset.  At each subsequent quarter-end, the Company has re-analyzed that position and the Company continued to maintain a full valuation allowance through March 31, 2012.  During the quarter ended June 30, 2012, management analyzed the Company’s performance and trends over the previous five quarters, focusing strongly on trends in asset quality, loan loss provisioning, capital position, net interest margin, core operating income and net income.  Based on this analysis, management determined that a full valuation allowance was no longer appropriate and reversed nearly all of the valuation allowance.  The Company anticipates utilizing the remaining $7.0 million in valuation allowance to offset its projected tax expense in the third and fourth quarters of 2012.  The ultimate utilization of the remaining valuation allowance and realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.  Management considers the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making its assessment to reverse the deferred tax valuation allowance.  As a result, the valuation allowance decreased to $7.0 million at June 30, 2012 from $38.2 million at December 31, 2011.  See Note 12 of the Selected Notes to the Consolidated Financial Statements for more information.

Stockholder Equity Transactions:

Restricted Stock Grants:  On April 24, 2012, shareholders approved the Banner Corporation 2012 Restricted Stock Plan (the Plan).  Under the Plan, the Company was authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner and its affiliates.  Shares granted under the Plan have a minimum vesting period of three years.  The Plan shall continue in effect for a term of ten years, after which no further awards may be granted.  Concurrent with the approval of the Plan was the approval of a grant of $300,000 of restricted stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Corporation and Banner Bank.  In June 2012, the Board of Directors approved grants of 76,500 restricted shares to certain other officers of the Company, to be effective July 2, 2012, that will vest in one-third increments over a three-year period.

Participation in the U.S. Treasury’s Capital Purchase Program:  On March 29, 2012, the Company’s $124 million of senior preferred stock, originally issued to the U.S. Treasury as part of its Capital Purchase Program, was sold by the Treasury as part of its efforts to manage and recover its investments under the Troubled Asset Relief Program (TARP).  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and does not change the Company’s capital position or accounting for these securities, it does eliminate restrictions put in place by the Treasury on TARP recipients.  The Treasury retained its related warrants to purchase up to $18.6 million in common stock.

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

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 became effective for the first interim or annual period beginning on or after December 15, 2011 and did not have a significant impact on the Company’s Consolidated Financial Statements.

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

In December 2011, FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  This ASU was made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments, and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassification out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  The amendments in this ASU were effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements effective at the same time as the amendments in ASU 2011-05 that this ASU is deferring.  The amendments in this ASU were effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

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

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	June 30 2012	December 31 2011	June 30 2011

Interest-bearing deposits included in cash and due from banks	$132,536	$69,758	$168,198

U.S. Government and agency obligations	229,669	341,606	216,761

Municipal bonds:
Taxable	19,225	18,497	14,486
Tax exempt	102,139	88,963	83,315
Total municipal bonds	121,364	107,460	97,801

Corporate bonds	42,923	42,565	59,788

Mortgage-backed or related securities:
Ginnie Mae (GNMA)	16,736	19,572	21,818
Freddie Mac (FHLMC)	62,782	42,001	25,941
Fannie Mae (FNMA)	88,610	66,519	27,362
Private issuer	1,780	1,835	3,108
Total mortgage-backed or related securities	169,908	129,927	78,229

Asset-backed securities:
Student Loan Marketing Association (SLMA)	32,492	--	--

Equity securities (excludes FHLB stock)	454	402	646

Total securities	596,810	621,960	453,225

FHLB stock	37,371	37,371	37,371

	$766,717	$729,089	$658,794

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at June 30, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

	June 30, 2012			December 31, 2011
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total

U.S. Government and agency obligations	$1,400	$1,645	2.1%	$2,401	$2,635	3.3%

Municipal bonds:
Taxable	85	92	0.1	391	420	0.5
Tax exempt	5,437	5,509	7.1	5,431	5,542	6.9
Total municipal bonds	5,522	5,601	7.2	5,822	5,962	7.4

Corporate bonds	62,948	37,605	48.6	63,502	35,055	43.4

Mortgage-backed or related securities:
FHLMC	8,509	9,132	11.8	10,535	11,246	13.9
FNMA	20,927	22,931	29.7	23,489	25,427	31.5
Total mortgage-backed or related securities	29,436	32,063	41.5	34,024	36,673	45.4

Equity securities	6,914	454	0.6	6,914	402	0.5

	$106,220	$77,368	100.0%	$112,663	$80,727	100.0%

There were no sales of securities—trading during the six months ended June 30, 2012 or 2011.  The Company did not recognize any OTTI charges on securities—trading during the six months ended June 30, 2012 or 2011.  At June 30, 2012, there were no securities—trading in a nonaccrual status.  At June 30, 2011, there was one single-issuer trust preferred security that was on nonaccrual; however, subsequently, deferred and current payments have been received, removing the security from nonaccrual status.

The amortized cost and estimated fair value of securities—trading at June 30, 2012 and December 31, 2011, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$--	$--	$1,000	$1,009
Due after one year through five years	1,544	1,619	1,545	1,626
Due after five years through ten years	4,093	4,091	4,087	4,123
Due after ten years through twenty years	6,717	6,728	6,544	6,184
Due after twenty years	57,516	32,413	58,549	30,710

	69,870	44,851	71,725	43,652

Mortgage-backed securities	29,436	32,063	34,024	36,673
Equity securities	6,914	454	6,914	402

	$106,220	$77,368	$112,663	$80,727

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at June 30, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$227,344	$700	$(20)	$228,024	52.3%

Municipal bonds:
Taxable	12,587	257	(2)	12,842	2.9
Tax exempt	20,646	225	(11)	20,860	4.8
Total municipal bonds	33,233	482	(13)	33,702	7.7

Corporate bonds	4,032	36	--	4,068	0.9

Mortgage-backed or related securities:
FHLMC	53,656	169	(175)	53,650	12.3
FNMA	64,986	748	(56)	65,678	15.1
GNMA	15,476	1,260	--	16,736	3.8
Other	1,672	108	--	1,780	0.4
Total mortgage-backed or related securities	135,790	2,285	(231)	137,844	31.6

Asset-backed securities:
SLMA	32,652	--	(160)	32,492	7.5

	$433,051	$3,503	$(424)	$436,130	100.0%

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

U.S. Government and agency obligations	$338,165	$862	$(56)	$338,971	72.8%

Municipal bonds:
Taxable	10,358	225	(2)	10,581	2.3
Tax exempt	16,535	210	(16)	16,729	3.6
Total municipal bonds	26,893	435	(18)	27,310	5.9

Corporate bonds	6,240	20	--	6,260	1.3

Mortgage-backed or related securities:
FHLMC	30,504	284	(33)	30,755	6.6
FNMA	40,897	310	(115)	41,092	8.8
GNMA	18,145	1,427	--	19,572	4.2
Other	1,735	100	--	1,835	0.4
Total mortgage-backed or related securities	91,281	2,121	(148)	93,254	20.0

	$462,579	$3,438	$(222)	$465,795	100.0%

At June 30, 2012 and December 31, 2011, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$32,016	$(20)	$--	$--	$32,016	$(20)

Municipal bonds:
Taxable	5,873	(2)	--	--	5,873	(2)
Tax exempt	3,083	(11)	--	--	3,083	(11)
Total municipal bonds	8,956	(13)	--	--	8,956	(13)

Mortgage-backed or related securities:
FNMA	18,113	(56)	--	--	18,113	(56)
FHLMC	32,676	(175)	--	--	32,676	(175)
Total mortgage-backed or related securities	50,789	(231)	--	--	50,789	(231)

Asset-backed securities:
SLMA	32,492	(160)	--	--	32,492	(160)

	$124,253	$(424)	$--	$--	$124,253	$(424)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$74,326	$(56)	$--	$--	$74,326	$(56)

Municipal bonds:
Taxable	3,599	(2)	--	--	3,599	(2)
Tax exempt	4,075	(16)	--	--	4,075	(16)
Total municipal bonds	7,674	(18)	--	--	7,674	(18)

Mortgage-backed or related securities:
FNMA	27,332	(115)	--	--	27,332	(115)
FHLMC	6,556	(33)	--	--	6,556	(33)
Total mortgage-backed or related securities	33,888	(148)	--	--	33,888	(148)

	$115,888	$(222)	$--	$--	$115,888	$(222)

There were two sales of securities—available-for-sale totaling $12 million with a resulting gain of $29,000 during the six months ended June 30, 2012.  There were no sales of securities—available-for-sale during the six months ended June 30, 2011.  At June 30, 2012 there were 28 securities—available for sale with unrealized losses, compared to 26 securities at December 31, 2011.  Management does not believe that any individual unrealized loss as of June 30, 2012 represents OTTI.  The decline in fair market values of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available-for-sale at June 30, 2012 and December 31, 2011, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.
	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$30,087	$30,158	$19,520	$19,602
Due after one year through five years	208,232	209,261	312,862	313,930
Due after five years through ten years	37,705	37,720	38,916	39,009
Due after ten years through twenty years	21,237	21,147	--	--
Due after twenty years	--	--	--	--
	297,261	298,286	371,298	372,541

Mortgage-backed securities	135,790	137,844	91,281	93,254
	$433,051	$436,130	$462,579	$465,795

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at June 30, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$6,292	$441	$--	$6,733	7.6%
Tax exempt	75,770	5,439	(39)	81,170	91.0
Total municipal bonds	82,062	5,880	(39)	87,903	98.6

Corporate bonds	1,250	--	--	1,250	1.4
	$83,312	$5,880	$(39)	$89,153	100.0%

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total
Municipal bonds:
Taxable	$7,496	$390	$--	$7,886	9.8%
Tax exempt	66,692	4,281	--	70,973	88.6
Total municipal bonds	74,188	4,671	--	78,859	98.4

Corporate bonds	1,250	--	(2)	1,248	1.6
	$75,438	$4,671	$(2)	$80,107	100.0%

At June 30, 2012 and December 31, 2011, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$--	$--	$--	$--	$--	$--
Tax exempt	6,195	(39)	--	--	6,195	(39)
Total municipal bonds	6,195	(39)	--	--	6,195	(39)

Corporate bonds	--	--	--	--	--	--
	$6,195	$(39)	$--	$--	$6,195	$(39)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate bonds	$--	$ ---	$498	$(2)	$498	$(2)
	$--	$ ---	$498	$(2)	$498	$(2)

There were no sales of securities—held-to-maturity during the six months ended June 30, 2012 and 2011.  The Company did not recognize any OTTI charge on securities—held-to-maturity during the six months ended June 30, 2012 or 2011.  As of June 30, 2012, there were no securities—held-to-maturity in a nonaccrual status.  There are six securities—held-to-maturity with unrealized losses at June 30, 2012, compared to two at December 31, 2011.  Management does not believe that any individual unrealized loss as of June 30, 2012 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—held-to-maturity at June 30, 2012 and December 31, 2011, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$1,378	$1,395	$2,707	$2,768
Due after one year through five years	15,366	16,118	14,420	15,150
Due after five years through ten years	12,049	12,555	9,726	10,254
Due after ten years through twenty years	48,507	52,935	46,741	49,936
Due after twenty years	6,012	6,150	1,844	1,999

	$83,312	$89,153	$75,438	$80,107

Pledged Securities: The following table presents, as of June 30, 2012, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$99,188	$105,703
Interest rate swap counterparties	10,153	10,275
Retail repurchase transaction accounts	105,347	108,261
Other	6,142	6,310

Total pledged securities	$220,830	$230,549

Note 6:  FHLB STOCK

The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.  For the three and six months ended June 30, 2012 and 2011, the Banks did not receive any dividend income on FHLB stock.  The Seattle FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. At June 30, 2012, the Company had recorded $37.4 million in FHLB stock, unchanged from December 31, 2011.  This stock is generally viewed as a long-term investment and is carried at par.  It does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Management periodically evaluates FHLB stock for impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, as of June 30, 2012, the Company has not recorded an impairment on its investment in FHLB stock.  However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities.  In addition, on October 25, 2010, the FHLB received a Consent Order from the FHFA.  The FHLB of Seattle reported in its earnings release for the quarter ended March 31, 2012 that it continues to address the requirements of the Consent Agreement and that as of March 31, 2012, it met all minimum financial metrics required under the Consent Agreement.  The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of Banner’s investment.

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

Loans receivable, including loans held for sale, at June 30, 2012, December 31, 2011 and June 30, 2011 are summarized as follows (dollars in thousands):

	June 30, 2012		December 31, 2011		June 30, 2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Commercial real estate
Owner-occupied	$477,621	14.9%	$469,806	14.2%	$507,751	15.3%
Investment properties	613,965	19.1	621,622	18.9	582,569	17.6
Multifamily real estate	130,319	4.1	139,710	4.2	147,951	4.5
Commercial construction	23,808	0.7	42,391	1.3	35,790	1.1
Multifamily construction	18,132	0.6	19,436	0.6	20,552	0.6
One- to four-family construction	157,301	4.8	144,177	4.4	140,669	4.4
Land and land development
Residential	83,185	2.6	97,491	3.0	128,920	3.9
Commercial	11,451	0.4	15,197	0.5	29,347	0.9
Commercial business	600,046	18.7	601,440	18.2	566,243	17.1
Agricultural business, including secured by farmland	211,705	6.6	218,171	6.6	208,485	6.3
One- to four-family real estate	607,489	18.9	642,501	19.5	658,216	19.9

Consumer	103,504	3.2	103,347	3.1	97,396	2.9
Consumer secured by one- to four-family	173,731	5.4	181,049	5.5	182,778	5.5
Total consumer	277,235	8.6	284,396	8.6	280,174	8.4

Total loans outstanding	3,212,257	100.0%	3,296,338	100.0%	3,306,667	100.0%

Less allowance for loan losses	(80,221)		(82,912)		(92,000)

Net loans	$3,132,036		$3,213,426		$3,214,667

Loan amounts are net of unearned, unamortized loan fees (and costs) of approximately $10 million, as of June 30, 2012, December 31, 2011 and June 30, 2011.

The Company’s loans by geographic concentration at June 30, 2012 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate
Owner-occupied	$367,377	$50,164	$57,022	$3,058	$477,621
Investment properties	469,363	94,893	42,657	7,052	613,965
Multifamily real estate	110,342	12,889	6,738	350	130,319
Commercial construction	15,767	5,415	2,626	--	23,808
Multifamily construction	16,930	1,202	--	--	18,132
One- to four-family construction	86,186	69,101	2,014	--	157,301
Land and land development
Residential	40,903	40,184	2,098	--	83,185
Commercial	8,770	885	1,796	--	11,451
Commercial business	383,040	75,556	60,592	80,858	600,046
Agricultural business, including secured by farmland	110,608	38,650	62,447	--	211,705
One- to four-family real estate	371,458	208,490	25,360	2,181	607,489

Consumer	69,701	28,566	5,236	1	103,504
Consumer secured by one- to four- family	117,685	43,867	11,645	534	173,731
Total consumer	187,386	72,433	16,881	535	277,235

Total loans	$2,168,130	$669,862	$280,231	$94,034	$3,212,257

Percent of total loans	67.5%	20.9%	8.7%	2.9%	100.0%

The geographic concentrations of the Company’s land and land development loans by state at June 30, 2012 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$7,071	$15,975	$1,738	$24,784
Improved land and lots	21,980	21,542	279	43,801
Unimproved land	11,852	2,667	81	14,600

Commercial and industrial:
Acquisition and development	1,464	--	481	1,945
Improved land and lots	3,269	--	570	3,839
Unimproved land	4,037	885	745	5,667

Total land and land development loans	$49,673	$41,069	$3,894	$94,636

Percent of land and land development loans	52.5%	43.4%	4.1%	100.0%

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, at June 30, 2012, December 31, 2011 and June 30, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011	June 30, 2011
Fixed-rate (term to maturity):
Due in one year or less	$233,525	$216,782	$191,252
Due after one year through three years	223,624	250,715	245,203
Due after three years through five years	161,094	182,647	189,938
Due after five years through ten years	155,490	157,559	143,647
Due after ten years	474,366	502,196	512,639

Total fixed-rate loans	1,248,099	1,309,899	1,282,679

Adjustable-rate (term to rate adjustment):
Due in one year or less	1,193,230	1,200,182	1,221,511
Due after one year through three years	322,336	425,309	435,987
Due after three years through five years	408,015	336,382	331,136
Due after five years through ten years	38,782	23,618	35,354
Due after ten years	1,795	948	--

Total adjustable-rate loans	1,964,158	1,986,439	2,023,988

Total loans	$3,212,257	$3,296,338	$3,306,667

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

The amount of impaired loans and the related allocated reserve for loan losses as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate
Owner-occupied	$3,557	$124	$4,306	$281
Investment properties	4,023	176	4,920	626
Multifamily real estate	--	--	362	11
Commercial construction	--	--	949	--
One- to four-family construction	3,805	1,859	6,622	1,921
Land and land development
Residential	4,751	709	19,060	1,485
Commercial	383	19	1,100	45
Commercial business	8,600	640	13,460	1,871
Agricultural business/farmland	1,010	103	1,896	629
One- to four-family residential	16,170	723	17,408	243

Consumer	1,025	4	1,115	62
Consumer secured by one- to four-family	1,857	21	1,790	23

Total consumer	2,882	25	2,905	85

Total nonaccrual loans	$45,181	$4,378	$72,988	$7,197

Past due and still accruing	2,181	1	2,324	19
TDRs	58,010	5,983	54,533	3,100

Total impaired loans	$105,372	$10,362	$129,845	$10,316
As of June 30, 2012, the Company had additional commitments to advance funds up to an amount of $510,000 related to TDR loans.

The following tables provide additional information on impaired loans with and without specific allowance reserves as of June 30, 2012 and December 31, 2011 (in thousands):

	At or For the Six Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Without a specific allowance reserve (1)
Commercial real estate
Owner-occupied	$1,581	$1,922	$124	$1,581	$--
Investment properties	1,216	1,523	223	1,349	10
Multifamily real estate	2,136	2,136	482	2,139	56
One- to four-family construction	5,481	5,543	435	5,286	119
Land and land development
Residential	1,158	2,201	420	1,338	--
Commercial	89	89	19	90	--
Commercial business	6,886	7,439	1,288	7,109	110
Agricultural business/farmland	1,010	1,693	103	1,427	--
One- to four-family residential	24,136	25,310	233	24,191	590

Consumer	736	844	10	789	6
Consumer secured by one- to four-
family	1,798	2,104	54	1,794	13
	46,227	50,804	3,391	47,093	905

With a specific allowance reserve (2)
Commercial real estate
Owner-occupied	$2,802	$3,060	$3	$2,894	$14
Investment properties	6,666	7,774	397	6,980	69
Multifamily real estate	5,000	5,000	1,464	5,000	130
One- to-four family construction	7,706	7,706	2,450	7,565	149
Land and land development
Residential	3,594	8,158	289	4,667	--
Commercial	294	454	--	428	--
Commercial business	10,514	11,902	1,054	12,296	115
One- to four-family residential	20,989	22,290	1,281	20,588	257

Consumer	989	1,047	33	1,034	18
Consumer secured by one- to-four
family	591	689	--	673	--
	59,145	68,080	6,971	62,125	752

Total
Commercial real estate
Owner-occupied	$4,383	$4,982	$127	$4,475	$14
Investment properties	7,882	9,298	620	8,329	79
Multifamily real estate	7,136	7,136	1,946	7,139	187
One- to four-family construction	13,187	13,249	2,885	12,851	268
Land and land development
Residential	4,752	10,359	709	6,005	--
Commercial	383	543	19	518	--
Commercial business	17,400	19,341	2,342	19,405	225
Agricultural business/farmland	1,011	1,693	103	1,427	--
One- to four-family residential	45,126	47,600	1,514	44,779	847

Consumer	1,724	1,890	43	1,823	24
Consumer secured by one- to four-
family	2,388	2,793	54	2,467	13
	$105,372	$118,884	$10,362	$109,218	$1,657

	At or For the Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate
Owner-occupied	$852	$853	$78	$874	$--
Investment properties	1,576	1,618	261	1,728	9
Multifamily real estate	452	452	6	456	32
One- to four-family construction	5,429	5,488	437	5,580	242
Land and land development
Residential	4,064	4,679	1,176	4,524	99
Commercial	645	645	45	616	--
Commercial business	5,173	5,535	932	5,587	81
Agricultural business/farmland	412	632	37	529	--
One- to four-family residential	27,529	28,121	277	27,933	919

Consumer	559	666	5	624	7
Consumer secured by one- to four-
family	1,707	2,162	29	2,042	22
Total consumer	2,266	2,828	34	2,666	29

	48,398	50,851	3,283	50,493	1,411
With a specific allowance reserve (2)
Commercial real estate
Owner-occupied	$3,643	$4,013	$207	$3,901	$13
Investment properties	11,750	14,200	1,485	13,471	424
Multifamily real estate	1,997	1,997	11	1,967	82
Commercial construction	949	1,493	--	1,465	--
One- to-four family construction	9,556	9,821	1,998	9,185	277
Land and land development
Residential	20,331	34,068	616	36,747	220
Commercial	454	454	--	454	--
Commercial business	12,889	13,333	1,404	13,721	144
Agricultural business/farmland	1,483	1,671	592	1,855	--
One- to four-family residential	16,877	18,301	658	17,555	469

Consumer	915	915	62	881	18
Consumer secured by one- to-four
family	603	630	--	585	--
Total consumer	1,518	1,545	62	1,466	18

	81,447	100,896	7,033	101,787	1,647
Total
Commercial real estate
Owner-occupied	$4,495	$4,866	$285	$4,775	$13
Investment properties	13,326	15,818	1,746	15,199	433
Multifamily real estate	2,449	2,449	17	2,423	114
Commercial construction	949	1,493	--	1,465	--
One- to four-family construction	14,985	15,309	2,435	14,765	519
Land and land development
Residential	24,395	38,747	1,792	41,271	319
Commercial	1,099	1,099	45	1,070	--
Commercial business	18,062	18,868	2,336	19,308	225
Agricultural business/farmland	1,895	2,303	629	2,384	--
One- to four-family residential	44,406	46,422	935	45,488	1,388

Consumer	1,474	1,581	67	1,505	25
Consumer secured by one- to four-
family	2,310	2,792	29	2,627	22
Total consumer	3,784	4,373	96	4,132	47
	$129,845	$151,747	$10,316	$152,280	$3,058

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following tables present TDRs at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Accrual Status	Nonaccrual Status	Total Modifications

Commercial real estate
Owner-occupied	$827	$28	$855
Investment properties	3,859	2,246	6,105
Multifamily real estate	7,136	--	7,136
One-to-four family construction	9,383	268	9,651
Land and land development
Residential	--	326	326
Commercial	--	43	43
Commercial business	8,800	352	9,152
One- to four-family residential	26,814	3,126	29,940

Consumer	660	253	913
Consumer secured by one-to-four family	531	626	1,157
Total consumer	1,191	879	2,070

	$58,010	$7,268	$65,278

	December 31, 2011
	Accrual Status	Nonaccrual Status	Total Modifications

Commercial real estate
Owner-occupied	$--	$142	$142
Investment properties	7,751	1,822	9,573
Multifamily real estate	2,088	--	2,088
One-to-four family construction	8,362	271	8,633
Land and land development
Residential	5,334	557	5,891
Commercial	--	949	949
Commercial business	4,401	--	4,401
One- to four-family residential	23,291	3,086	26,377

Consumer	2,935	3,974	6,909
Consumer secured by one-to-four family	371	549	920
Total consumer	3,306	4,523	7,829

	$54,533	$11,350	$65,883

Loans may be restructured or modified for multiple reasons and the types of restructures that occur can include modifications of: interest rates, payment amount, maturity date, or provide for periods of reduced payments or foregiveness of portions of interest or principal due.  Our restructures have generally not involved foregiveness of amounts due, but almost always include a modification of multiple factors; the most common combination including interest rate, payment amount and maturity date.

The following tables present newly restructured loans that occurred during the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment

Recorded Investment (1) (2)
Commercial real estate
Investment properties	1	$99	$99	3	$974	$974
Multifamily real estate	2	5,054	5,054	2	5,054	5,054
One-to-four family construction	10	2,664	2,664	11	3,146	3,146
Commercial business	5	1,289	1,289	10	2,195	2,195
One- to four-family residential	2	621	621	17	9,073	9,073
Consumer	1	132	132	2	284	284

	21	$9,859	$9,859	45	$20,726	$20,726

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment

Recorded Investment (1) (2)
Commercial real estate
Owner-occupied	--	$--	$--	1	$189	$189
Investment properties	2	155	155	3	1,977	1,977
Multifamily real estate	1	1,635	1,635	2	1,997	1,997
One-to-four family construction	3	3,043	3,043	3	3,042	3,042
Commercial business	2	180	180	2	180	180
One- to four-family residential	2	502	502	3	769	769
Consumer	2	32	32	3	32	32

	12	$5,547	$5,547	17	$8,186	$8,186

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

The following table presents TDRs which incurred a payment default within the three and six-month periods ended June 30, 2012 and 2011, for which the payment default occurred within twelve months of the restructure date.  A default on a restructured loan is either a transfer to nonaccrual status or a charge-off (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Commercial real estate – owner occupied	$--	$1,126	$1,378	$1,126
One- to four-family residential	--	1,244	562	1,244

Balance, end of period	$--	$2,370	$1,940	$2,370

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in 2011 or during the six months ended June 30, 2012.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four- Family Residential	Consumer	Total Loans

Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,021,881	$122,319	$269,176	$536,074	$208,309	$578,942	$269,978	$3,006,679
Special mention	19,828	1,065	1,436	14,332	1,112	303	155	38,231
Substandard	49,877	6,935	23,265	49,326	2,284	28,244	7,102	167,033
Doubtful	--	--	--	314	--	--	--	314
Loss	--	--	--	--	--	--	--	--

Total loans	$1,091,586	$130,319	$293,877	$600,046	$211,705	$607,489	$277,235	$3,212,257

Performing loans	$1,084,006	$130,319	$284,938	$591,446	$210,695	$589,177	$274,314	$3,164,895
Non-performing loans	7,580	--	8,939	8,600	1,010	18,312	2,921	47,362

Total loans	$1,091,586	$130,319	$293,877	$600,046	$211,705	$607,489	$277,235	$3,212,257

	December 31, 2011
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans

Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,003,990	$132,108	$257,685	$542,625	$213,512	$607,793	$276,642	$3,034,355
Special mention	29,751	5,000	3,359	13,447	923	772	402	53,654
Substandard	57,687	2,602	57,648	45,032	3,736	33,936	7,352	207,993
Doubtful	--	--	--	336	--	--	--	336
Loss	--	--	--	--	--	--	--	--

Total loans	$1,091,428	$139,710	$318,692	$601,440	$218,171	$642,501	$284,396	$3,296,338

Performing loans	$1,082,202	$139,348	$290,961	$587,976	$216,275	$622,946	$281,318	$3,221,026
Non-performing loans	9,226	362	27,731	13,464	1,896	19,555	3,078	75,312

Total loans	$1,091,428	$139,710	$318,692	$601,440	$218,171	$642,501	$284,396	$3,296,338

(1)The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of June 30, 2012, in the commercial business category, $67 million of small credit-scored business loans.  As loans in these pools become non-performing, they are individually risk-rated.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing

Commercial real estate
Owner-occupied	$2,139	$--	$3,101	$5,240	$472,381	$477,621	$--
Investment properties	--	99	2,644	2,743	611,222	613,965	--
Multifamily real estate	--	--	--	--	130,319	130,319	--
Commercial construction	--	--	--	--	23,808	23,808	--
Multifamily construction	--	--	--	--	18,132	18,132	--
One-to-four-family construction	238	--	634	872	156,429	157,301
Land and land development
Residential	--	--	3,300	3,300	79,885	83,185	--
Commercial	--	--	337	337	11,114	11,451	--
Commercial business	609	345	3,320	4,274	595,772	600,046	--
Agricultural business	--	--	991	991	210,714	211,705	--
One-to four-family residential	505	415	11,683	12,603	594,886	607,489	2,142

Consumer	312	582	744	1,638	101,866	103,504	39
Consumer secured by one- to four-family	903	638	962	2,503	171,228	173,731

Total	$4,706	$2,079	$27,716	$34,501	$3,177,756	$3,212,257	$2,181

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing

Commercial real estate
Owner-occupied	$1,251	$2,703	$3,462	$7,416	$462,390	$469,806	$--
Investment properties	--	--	3,087	3,087	618,535	621,622	--
Multifamily real estate	--	--	--	--	139,710	139,710	--
Commercial construction	--	--	949	949	41,442	42,391	--
Multifamily construction	--	--	--	--	19,436	19,436	--
One-to-four-family construction	643	--	3,819	4,462	139,715	144,177	--
Land and land development
Residential	638	--	15,919	16,557	80,934	97,491	--
Commercial	308	--	791	1,099	14,098	15,197	--
Commercial business	2,411	4,170	5,612	12,193	589,247	601,440	4
Agricultural business	99	--	1,849	1,948	216,223	218,171	--
One-to four-family residential	794	585	15,770	17,149	625,352	642,501	2,147

Consumer	670	363	769	1,802	101,545	103,347	25
Consumer secured by one- to four-family	1,072	109	1,374	2,555	178,494	181,049	148

Total	$7,886	$7,930	$53,401	$69,217	$3,227,121	$3,296,338	$2,324

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$17,083	$3,261	$15,871	$13,123	$1,887	$12,869	$1,274	$16,176	$81,544
Provision for loan losses	992	1,847	1,756	887	(608)	2,876	345	(4,095)	4,000
Recoveries	18	--	1,050	639	15	374	195	--	2,291
Charge-offs	(1,259)	--	(1,703)	(2,297)	--	(1,906)	(449)	--	(7,614)

Ending balance	$16,834	$5,108	$16,974	$12,352	$1,294	$14,213	$1,365	$12,081	$80,221

	For the Six Months Ended June 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,457	$3,952	$18,184	$15,159	$1,548	$12,299	$1,253	$14,060	$82,912
Provision for loan losses	2,327	1,156	1,997	22	6	4,407	1,064	(1,979)	9,000
Recoveries	632	--	1,420	875	15	379	331	--	3,652
Charge-offs	(2,582)	--	(4,627)	(3,704)	(275)	(2,872)	(1,283)	--	(15,343)

Ending balance	$16,834	$5,108	$16,974	$12,352	$1,294	$14,213	$1,365	$12,081	$80,221

	At June 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total

Allowance individually evaluated for impairment	$400	$1,464	$2,739	$1,054	$--	$1,281	$33	$--	$6,971
Allowance collectively evaluated for impairment	16,434	3,644	14,235	11,298	1,294	12,932	1,332	12,081	73,250

Total allowance for loan losses	$16,834	$5,108	$16,974	$12,352	$1,294	$14,213	$1,365	$12,081	$80,221

	At June 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$9,468	$5,000	$11,594	$10,514	$--	$20,989	$1,580	$--	$59,145
Loans collectively evaluated for impairment	1,082,118	125,319	282,283	589,532	211,705	586,500	275,655	--	3,153,112

Total loans	$1,091,586	$130,319	$293,877	$600,046	$211,705	$607,489	$277,235	$--	$3,212,257

	For the Three Months Ended June 30, 2011
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$11,871	$6,055	$30,346	$22,054	$1,441	$8,149	$1,452	$16,264	$97,632
Provision for loan losses	3,072	(407)	991	1,770	134	1,970	221	249	8,000
Recoveries	15	--	716	81	--	29	84	--	925
Charge-offs	(1,871)	(244)	(6,077)	(3,993)	(166)	(1,894)	(312)	--	(14,557)

Ending balance	$13,087	$5,404	$25,976	$19,912	$1,409	$8,254	$1,445	$16,513	$92,000

	For the Six Months Ended June 30, 2011
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$11,779	$3,963	$33,121	$24,545	$1,846	$5,829	$1,794	$14,524	$97,401
Provision for loan losses	4,153	2,112	8,718	1,566	(148)	6,447	163	1,989	25,000
Recoveries	15	--	751	162	--	81	162	--	1,171
Charge-offs	(2,860)	(671)	(16,614)	(6,361)	(289)	(4,103)	(674)	--	(31,572)

Ending balance	$13,087	$5,404	$25,976	$19,912	$1,409	$8,254	$1,445	$16,513	$92,000

	At June 30, 2011
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total

Allowance individually evaluated for impairment	$702	$648	$5,769	$1,016	$--	$413	$1,784	$--	$10,332
Allowance collectively evaluated for impairment	12,385	4,756	20,207	18,896	1,409	7,841	(339)	16,513	81,668

Total allowance for loan losses	$13,087	$5,404	$25,976	$19,912	$1,409	$8,254	$1,445	$16,513	$92,000

	At June 30, 2011
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total

Loan balances:
Loans individually evaluated for impairment	$24,141	$648	$61,315	$11,786	$--	$16,126	$3,250	$--	$117,266
Loans collectively evaluated for impairment	1,051,936	161,546	293,963	761,533	1,409	642,090	276,924	--	3,189,401

Total loans	$1,076,077	$162,194	$355,278	$773,319	$1,409	$658,216	$280,174	$--	$3,306,667

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in real estate owned (REO), net of valuation adjustments, for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Balance, beginning of the period	$27,723	$94,945	$42,965	$100,872

Additions from loan foreclosures	6,885	11,918	8,486	26,834
Additions from capitalized costs	7	1,532	134	3,147
Dispositions of REO	(7,798)	(32,437)	(23,239)	(51,331)
Gain (loss) on sale of REO	567	58	667	(479)
Valuation adjustments in the period	(1,568)	(4,811)	(3,197)	(7,838)

Balance, end of the period	$25,816	$71,205	$25,816	$71,205
The following table shows REO by type and geographic location by state as of June 30, 2012 (in thousands):

	Washington	Oregon	Idaho	Total

Commercial real estate	$340	$301	$2,089	$2,730
One- to four-family construction	405	389	--	794
Land development- commercial	3,225	37	195	3,457
Land development- residential	4,120	6,871	187	11,178
One- to four-family real estate	4,013	2,786	858	7,657

Balance, end of period	$12,103	$10,384	$3,329	$25,816

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

Note 9:  INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Intangible Assets:  At June 30, 2012, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

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

The following table summarizes the changes in the Company’s core deposit intangibles and other intangibles for the six months ended June 30, 2012 and the year ended December 31, 2011 (in thousands):

	Core Deposit Intangibles	Other	Total

Balance, December 31, 2011	$6,322	$9	$6,331
Amortization	(1,075)	(4)	(1,079)

Balance, June 30, 2012	$5,247	$5	$5,252

	Core Deposit Intangibles	Other	Total

Balance, December 31, 2010	$8,598	$11	$8,609
Amortization	(2,276)	(2)	(2,278)

Balance, December 31, 2011	$6,322	$9	$6,331

The following table presents the estimated annual amortization expense with respect to existing intangibles as of June 30, 2012 (in thousands):

Year Ended	Core Deposit Intangibles	Other	Total

December 31, 2012	$2,092	$2	$2,094
December 31, 2013	1,908	2	1,910
December 31, 2014	1,724	2	1,726
December 31, 2015	598	1	599
Thereafter	--	2	2

	$6,322	$9	$6,331

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the first six months of 2012 and during all of 2011, the Company did not record an impairment charge.  Loans serviced for others totaled $780 million and $660 million at June 30, 2012 and December 31, 2011, respectively.  Custodial accounts maintained in connection with this servicing totaled $4.2 million and $3.1 million at June 30, 2012 and December 31, 2011, respectively.

An analysis of our mortgage servicing rights for the three and six months ended June 30, 2012 and 2011 is presented below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Balance, beginning of the period	$5,870	$5,320	$5,584	$5,441

Amounts capitalized	940	385	1,853	653
Amortization (1)	(608)	(336)	(1,235)	(725)

Balance, end of the period	$6,202	$5,369	$6,202	$5,369

(1) Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

Note 10:  DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Deposits consisted of the following at June 30, 2012, December 31, 2011 and June 30, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011		June 30, 2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$804,562	23.5%	$777,563	22.4%	$645,778	18.6%
Interest-bearing checking	379,742	11.1	362,542	10.4	356,321	10.3
Regular savings accounts	664,736	19.4	669,596	19.3	631,688	18.2
Money market accounts	405,412	11.8	415,456	11.9	434,281	12.5
Total transaction and saving accounts	2,254,452	65.8	2,225,157	64.0	2,068,068	59.6

Certificates which mature or reprice:
Within 1 year	903,923	26.4	972,315	28.0	1,092,682	31.6
After 1 year, but within 3 years	198,015	5.8	214,091	6.2	242,987	7.0
After 3 years	69,359	2.0	64,091	1.8	62,663	1.8
Total certificate accounts	1,171,297	34.2	1,250,497	36.0	1,398,332	40.4

Total deposits	$3,425,749	100.0%	$3,475,654	100.0%	$3,466,400	100.0%

Included in total deposits:
Public fund transaction accounts	$73,507	2.2%	$72,064	2.1%	$72,181	2.0%
Public fund interest-bearing certificates	62,743	1.8	67,112	1.9	69,219	2.0
Total public deposits	$136,250	4.0%	$139,176	4.0%	$141,400	4.0%

Total brokered deposits	$23,521	0.7%	$49,194	1.4%	$73,161	2.1%

The following table presents the geographic concentration of deposits at June 30, 2012 (in thousands):

	Washington	Oregon	Idaho	Total

Total deposits	$2,600,221	$600,748	$224,780	$3,425,749

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

The following table presents customer repurchase agreement balances as of June 30, 2012, December 31, 2011 and June 30, 2011 (in thousands):

	June 30 2012	December 31 2011	June 30 2011

Retail repurchase agreements	$90,030	$102,131	$85,822

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

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments.  This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.  Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period.

Items Measured at Fair Value on a Recurring Basis:

Banner records trading account securities, securities available-for-sale, FHLB debt and junior subordinated debentures at fair value on a recurring basis.

•
The securities assets primarily consist of U.S. Government and agency obligations, municipal bonds, corporate bonds, single issue trust preferred securities (TPS), pooled trust preferred collateralized debt obligation securities (TRUP CDO), mortgage-backed securities, asset-backed securities, equity securities and certain other financial instruments. Level 1 measurements are based upon quoted prices in active markets. Level 2 measurements are generally based upon a matrix pricing model from an investment reporting and valuation service.  Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 3 measurements are based primarily on unobservable inputs.  In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate.  These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  This has been particularly true for our TRUP CDO securities.  As of June 30, 2012, we owned $32 million in current par value of these securities, exclusive of those securities the Company elected to write-off completely.  The market for TRUP CDO securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are still very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at June 30, 2012 and December 31, 2011:

o	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value,

o
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was equally or more representative of fair value than the market approach valuation technique, and

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

At June 30, 2012, Banner Bank also directly owned approximately $19 million in current book value of TPS securities issued by three individual financial institutions for which no direct market data or independent valuation source is available.  Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values.  Management took into consideration the limited market data that was available regarding similar securities, assessed the performance of the three individual issuers of TPS securities owned by the Company and concluded that each has demonstrated sufficient improvement in asset quality, capital position and general performance measures to warrant a reduction in the discount rate used in fair value modeling from the level used in prior periods.  The Company again sought input from independent third parties to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model.  These factors were then incorporated into the model at June 30, 2012, and discount rates equal to three-month LIBOR plus 550 basis points were used to calculate the respective fair values of these securities, compared to a range of LIBOR plus 600-800 basis points in the previous quarter.  The result of this change in the discount rates from this Level 3 fair value measurement was a fair value gain of $2.0 million in the quarter ended June 30, 2012.  At June 30, 2012, Banner Bank also had one TPS security issued by a large national bank with a par value of $5.0 million that was not actively traded, but for which more market data is available, permitting a Level 2 fair value measurement.  Subsequent to June 30, 2012, the issuer redeemed this security at a price of 101.92%.  The Company has and will continue to assess the appropriate fair value hierarchy for determination of these fair values on a quarterly basis.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS-related debt that the Company has issued) were also valued using discounted cash flows.  As of June 30, 2012, all of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  While the quarterly reset of the index on this debt would seemingly keep its fair value reasonably close to book value, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method.  However, as noted above in the discussions of TPS securities and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management believes fair value for this instrument should follow a Level 3 input methodology.  From March 2009 to March 2012, the Company used a discount rate of LIBOR plus 800 basis points to value its junior subordinated debentures.  However, similar to the discussion above about the TPS securities, management assessed the performance of Banner Corporation and concluded that it has demonstrated sufficient improvement in asset quality, capital position and other performance measures to project sustainable profitability for the foreseeable future sufficient to warrant a reduction in the discount rate used in its fair value modeling.  Since the discount rate used in the fair value modeling is the most sensitive unobservable estimate in the calculation, the Company again utilized input from the same independent third party noted above to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model.  In valuing the debentures at June 30, 2012, management evaluated discounted cash flows to maturity and for the discount rate used the period-ending three-month LIBOR plus 550 basis points, resulting in a fair value loss on these instruments of $21.2 million in the current quarter ended June 30, 2012.

•
Derivative instruments include interest rate commitments related to one- to four family loans and residential mortgage backed securities and interest rate swaps.  The fair value of interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical trends, where appropriate.  The fair value of interest rate swaps is determined by using current market quotes on similar instruments provided by active broker/dealers in the swap market.  The changes in the fair value of all of these deirviative instruments is primarily attributable to changes in the level of market interest rates.  The Company has elected to record the fair value of these derivative instruments on a net basis.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Level 1	Level 2		Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--		$228,024	$--	$228,024
Municipal bonds	--		33,702	--	33,702
Corporate bonds	--		4,068	--	4,068
Mortgage-backed securities	--		137,844	--	137,844
Asset-backed securities	--		32,492	--	32,492
	--		436,130	--	436,130
Securities—trading
U.S. Government and agency	--		1,645	--	1,645
Municipal bonds	--		5,601	--	5,601
TPS and TRUP CDOs	--		5,112	32,493	37,605
Mortgage-backed securities	--		32,063	--	32,063
Equity securities and other	--		454	--	454
	--		44,875	32,493	77,368

Derivatives
Interest rate lock commitments	--		364	--	364
Interest rate swaps	--		7,734	--	7,734

	$--		$489,103	$32,493	$521,596

Liabilities
Advances from FHLB at fair value	$--		$10,423	$--	$10,423
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	-	--	70,553	70,553

Derivatives
Interest rate sales forward commitments, net	--		414	--	414
Interest rate swaps	--		7,732	--	7,732
	$--		$18,569	$70,553	$89,122

	December 31, 2011
	Level 1	Level 2		Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$--		$338,971	$--	$338,971
Municipal bonds	--		6,260	--	6,260
Corporate bonds	--		27,310	--	27,310
Mortgage-backed securities	--		93,254	--	93,254
	--		465,795	--	465,795
Securities—trading
U.S. Government and agency	--		2,635	--	2,635
Municipal bonds	--		5,962	--	5,962
TPS and TRUP CDOs	--		4,600	30,455	35,055
Mortgage-backed securities	--		36,673	--	36,673
Equity securities and other	--		402	--	402
	--		50,272	30,455	80,727

Derivatives
Interest rate lock commitments	--		617	--	617
Interest rate swaps	--		5,667	--	5,667

	$--		$522,351	$30,455	$552,806

Liabilities
Advances from FHLB at fair value	$--		$10,533	$--	$10,533
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--	-	--	49,988	49,988
				,
Derivatives
Interest rate sales forward commitments, net	--		617	--	617
Interest rate swaps	--		5,666	--	5,666
	$--		$16,816	$49,988	$66,804

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30, 2012 Level 3 Fair Value Inputs		Six Months Ended June 30, 2012 Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance	$31,056	$49,368	$30,455	$49,988

Total gains or losses recognized
Assets gains, including OTTI	1,437		2,038	--
Liabilities (gains)		21,185	--	20,565

Ending balance at June 30, 2012	$32,493	$70,553	$32,493	$70,553

	Three Months Ended June 30, 2011 Level 3 Fair Value Inputs		Six Months Ended June 30, 2011 Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures

Beginning balance	$29,670	$48,395	$29,661	$48,425

Total gains or losses recognized
Assets gains, including OTTI	1,058		1,109	--
Liabilities (gains)		(409)	--	(439)
Purchases, issuances and settlements			--	--
Paydowns and maturities			(42)	--
Transfers in and/or out of Level 3			--	--

Ending balance at June 30, 2011	$30,728	$47,986	$30,728	$47,986

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

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded.  These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan.  If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount.  The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology.  As of June 30, 2012, the Company reviewed all of its classified loans totaling $167 million and identified $105 million which were considered impaired.  Of those $105 million in impaired loans, $59 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established.  The $59 million had original carrying values of $68 million which have been reduced by partial write-downs totaling $9 million.  In addition to these write-downs, in order to bring the impaired loan balances to fair value, the Company also established $7 million in specific reserves on these impaired loans.  Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $46 million and were found to require allowances totaling $3 million.  The $46 million evaluated for reserve purposes within homogeneous pools included $26 million of restructured loans which are currently performing according to their restructured terms.  The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.  Banner considers any valuation inputs related to REO to be Level 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the three months ended June 30, 2012, the Company recognized $1.6 million of additional impairment charges related to REO assets, compared to $4.8 million for the same quarter one year earlier.  For the six months ended June 30, 2012, these impairment charges totaled $3.2 million, compared to $7.8 million for the same period in 2011.

The following tables present the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at June 30, 2012 and December 31, 2011 (in thousands):

	At or For the Six Months Ended June 30, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period

Impaired loans	$44,428	$--	$--	$44,428	$13,352
REO	25,816	--	--	25,816	3,357

	At or For the Year Ended December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period

Impaired loans	$47,959	$--	$--	$47,959	$21,902
REO	42,965	--	--	42,965	7,325

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011, whether or not recognized or recorded in the consolidated balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$189,176	$189,176	$132,436	$132,436
Securities—trading	77,368	77,368	80,727	80,727
Securities—available-for-sale	486,130	486,130	465,795	465,795
Securities—held-to-maturity	83,312	89,153	75,438	80,107
Loans receivable held for sale	6,752	6,821	3,007	3,069
Loans receivable	3,205,505	3,132,055	3,293,331	3,224,112
FHLB stock	37,371	37,371	37,371	37,371
Bank-owned life insurance	59,800	59,800	58,563	58,563
Mortgage servicing rights	6,202	6,202	5,584	5,584
Derivatives	8,098	8,098	6,284	6,284

Liabilities:
Demand, NOW and money market accounts	1,589,716	1,522,791	1,555,561	1,487,080
Regular savings	664,736	630,020	669,596	630,450
Certificates of deposit	1,171,297	1,176,892	1,250,497	1,258,431
FHLB advances at fair value	10,423	10,423	10,533	10,533
Junior subordinated debentures at fair value	70,553	70,553	49,988	49,988
Other borrowings	90,030	90,030	152,128	152,128
Derivatives	8,146	8,146	6,283	6,283

Off-balance-sheet financial instruments:
Commitments to originate loans	364	364	617	617
Commitments to sell loans	(414)	(414)	(617)	(617)

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

Commitments:  Commitments to sell loans with notional balances of $84 million and $54 million at June 30, 2012 and December 31, 2011, respectively, have a carrying value of $364,000 and $617,000, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $84 million and $54 million at June 30, 2012 and December 31, 2011, respectively, have a carrying value of ($414,000) and ($617,000).  The fair value of commitments to sell loans and of interest rate locks reflect changes in the level of market interest rates from the date of the commitment or rate lock to the date of the Company's financial statements.  Management considers this to be a Level 2 measurement.  Other commitments to fund loans totaled $854 million and $780 million at June 30, 2012 and December 31, 2011, respectively, and have no carrying value at both dates.  There were no commitments to purchase securities at June 30, 2012, and no commitments to purchase securities at December 31, 2011.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 12:  INCOME TAXES AND DEFERRED TAXES

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax asset as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30	December 31
	2012	2011
Deferred tax assets:
REO and loan loss reserves	$29,534	$31,156
Deferred compensation	6,067	6,032
Net operating loss carryforward	23,000	27,992
Low income housing tax credits	7,622	7,202
Other	331	309
Total deferred tax assets	66,554	72,691

Deferred tax liabilities:
FHLB stock dividends	(6,137)	(6,137)
Depreciation	(3,444)	(3,570)
Deferred loan fees, servicing rights and loan origination costs	(5,156)	(4,863)
Intangibles	(1,864)	(2,243)
Financial instruments accounted for under fair value accounting	(10,278)	(16,499)
Total deferred tax liabilities	(26,879)	(33,312)

Deferred income tax asset	39,675	39,379

Unrealized gain on securities available-for-sale	(1,103)	(1,151)

Valuation allowance	(7,000)	(38,228)

Deferred tax asset, net	$31,572	$--

During the quarter ended September 30, 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a full valuation allowance against the net asset.  At each subsequent quarter-end, the Company has reanalyzed that position.  During the quarter ended June 30, 2012, the Company determined that a full valuation allowance was no longer appropriate and reversed essentially all of the valuation allowance.  The Company anticipates utilizing the remaining $7.0 million in valuation allowance to offset its tax expense in the third and fourth quarters of 2012.  The ultimate utilization of the remaining valuation allowance and realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.  Management considered the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making its assessment to reverse the deferred tax valuation allowance.  As a result, the valuation allowance decreased to $7.0 million at June 30, 2012 from $38.2 million at December 31, 2011.

At June 30, 2012, the Company had federal and state net operating loss carryforwards of approximately $60.6 million and $18.1 million, respectively, which will expire, if unused, by the end of 2031.  The Company also has federal and state tax credit carryforwards of $6.9 million and $700,000, respectively, which will expire, if unused, by the end of 2032.

Retained earnings at June 30, 2012 and December 31, 2011 include approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recorded.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank holding company or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate.  Based on current corporate tax rates, this amount would be approximately $1.9 million at June 30, 2012.

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net income (loss)	$25,390	$2,199	$34,574	$(5,643)

Preferred stock dividend accrual	1,550	1,550	3,100	3,100
Preferred stock discount accretion	454	425	908	851

Net income (loss) available to common shareholders	$23,386	$224	$30,566	$(9,594)

Basic weighted average shares outstanding	18,404	16,535	18,052	16,404
Plus unvested restricted stock	40	--	34	--
Diluted weighted shares outstanding	18,444	16,535	18,086	16,404

Earnings (loss) per common share
Basic	$1.27	$0.01	$1.69	$(0.58)
Diluted	$1.27	$0.01	$1.69	$(0.58)

Options to purchase an additional 47,671 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.  Also, as of June 30, 2012, the warrant issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to 243,998 shares (post reverse-split) of common stock was not included in the computation of diluted EPS because the exercise price of the warrant was greater than the average market price of common shares.

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

Restricted Stock Grants. The Company granted shares of restricted common stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Bank and Banner Corporation on August 22, 2010 and again on August 23, 2011.  The restricted shares were granted to Mr. Grescovich in accordance with his employment agreement, which, as an inducement material to his joining the Company and the Bank, provided for the granting of restricted shares on the six-month and the 18-month anniversaries of the effective date of the agreement.  The shares vest in one-third annual increments over the subsequent three-year periods following the grants.  The expense associated with this restricted stock was $42,000 and $83,000, respectively, for the three and six-month periods ended June 30, 2012 and was $21,000 and $42,000, respectively, for the three and six-month periods ended June 30, 2011.  Unrecognized compensation expense for these awards as of June 30, 2012 was $292,000 and will be amortized over the next 26 months.

Under the 2012 Restricted Stock Plan, which was approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates.  Shares granted under the Plan have a minimum vesting period of three years.  The Plan will continue in effect for a term of ten years, after which no further awards may be granted.  Concurrent with the approval of the Plan was the approval of a grant of $300,000 of restricted stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Corporation and Banner Bank.  Those shares also vest in one-third annual increments over the subsequent three-year period following the grant.  The expense associated with this restricted stock was $17,000 for the three and six-month period ended June 30, 2012.  Unrecognized compensation expense for this grant as of June 30, 2012 was $283,000 and will be amortized over the next 34 months.  In June 2012, the Board of Directors approved grants of 76,500 restricted shares to certain other officers of the Company, to be effective July 2, 2012, that will vest in one-third increments over a three-year period.

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

During the quarters and six months ended June 30, 2012 and 2011, the Company did not grant any stock options.  Additionally, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.  Stock-based compensation costs related to the SOPs were $3,000 and $10,000 for the quarters ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, stock-based compensation costs related to the SOPs were $6,000 and $18,000, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

During the three and six months ended June 30, 2012, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan (the Plan) effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus for some grants the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner Corporation’s common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.  To adjust for a change in its estimated liability pursuant to the Plan, the Company recognized a compensation benefit of $60,000 for the three months ended June 30, 2012 and a total compensation expense of $76,000 for the six months ended June 30, 2012.  During 2011, the Company recognized compensation expense of $66,000 and $88,000 for the three months and six months ended June 30, 2011, respectively.  At June 30, 2012, the aggregate liability related to SARs was $411,000 and is included in deferred compensation.

Note 15:  COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk

We have financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, commitments related to standby letters of credit, commitments to originate loans held for sale and commitments to sell loans secured by one- to four residential properties.  These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance sheet items recognized in our Consolidated Statements of Financial Condition.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

As of June 30, 2012, outstanding commitments for which no liability has been recorded consisted of the following (in thousands):

Contract or Notional Amount

Commitments to extend credit	$847,593
Standby letters of credit and financial guarantees	6,021
Commitments to originate loans held for sale	83,778
Commitments to sell loans secured by one- to four residential properties	83,598

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  Any collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer

Standby letters of credit are conditional commitments issued to guarantee a customer’s performance or payment to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Banks then attempted to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Banks. These lock extension costs have not had a material impact to our operations. In the second quarter, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either: 1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or 2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in  interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts in the three months ended June 30, 2012. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. We limit our exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event we have forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

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

Information pertaining to outstanding interest rate swaps at June 30, 2012 and December 31, 2011 follows (dollars in thousands):

	June 30	December 31
	2012	2011

Notional amount	$162,925	$117,110
Weighted average pay rate	4.64%	4.66%
Weighted average receive rate	4.05%	3.85%
Weighted average maturity in years	7.7	7.7
Unrealized gain included in total loans	$3,569	$3,559
Unrealized gain included in other assets	$4,165	$2,108
Unrealized loss included in other liabilities	$7,732	$5,666

At June 30, 2012, the Company’s interest rate swap agreements are with the Pacific Coast Bankers Bank, Wells Fargo, N.A., Credit Suisse, and various loan customers.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2012, its 86 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2012, we had total consolidated assets of $4.2 billion, total loans of $3.2 billion, total deposits of $3.4 billion and total stockholders’ equity of $587 million.

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

Banner Corporation’s continued successful execution of its strategic turnaround plan and return to profitability was punctuated in the second quarter of 2012 by management’s decision to reverse nearly all of the valuation allowance against its deferred tax assets, resulting in a $31.8 million tax benefit.  This decision reflects our confidence in the sustainability of our future profitability.  Further, as a result of our return to profitability, including the substantial recovery of our deferred tax asset, our improved asset quality and operating trends, strong capital position and our expectation for sustainable profitability for the foreseeable future, we also significantly reduced the credit portion of the discount rate utilized to estimate the fair value of the junior subordinated debentures issued by the Company.  As a result, the estimated fair value of our junior subordinated debentures increased by $21.2 million, accounting for most of the $19.1 million net charge before taxes for fair value adjustments for the current quarter.  Changes in these two significant accounting estimates, while substantial, represent non-cash valuation adjustments that have no effect on our liquidity or our ability to fund our operations.

Despite weak economic conditions and ongoing strains in the financial and housing markets which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement in 2011 which continued in the first half of 2012.  Reflecting substantially reduced credit costs and significant improvement in our net interest margin, we returned to profitability in 2011 and demonstrated further progress and increased profitability in the first two quarters of 2012.  For the quarter ended June 30, 2012, we had net income of $25.4 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net income available to common shareholders of $23.4 million, or $1.27 per diluted share, compared to a net income to common shareholders of $224,000, or $0.01 per diluted share, for the quarter ended June 30, 2011.  For the six months ended June 30, 2012, our net income to common shareholders was $30.6 million, or $1.69 per common share, compared to a net loss of $9.6 million, or $(0.58) per common share for the same period a year earlier.  Although economic conditions have improved in recent periods resulting in a material decrease in credit costs, the pace of recovery has been modest and uneven and ongoing stress in the economy, reflected in high unemployment, tepid consumer spending, modest loan demand and very low interest rates, will likely continue to be challenging going forward.  As a result, our future operating results and financial performance will be significantly affected by the course of recovery from the recessionary downturn.  Nonetheless, over the past two years we have significantly improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in lower credit costs and stronger revenues, allowing us to substantially eliminate the valuation allowance for our deferred tax assets, and which we believe will lead to further improved operating results in future periods.

Our provision for loan losses was $4.0 million for the quarter ended June 30, 2012, compared to $5.0 million in the prior quarter, still above our historical levels but substantially less than the $8.0 million recorded in the second quarter of the prior year.  The decrease from a year earlier reflects significant progress in reducing the levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  From 2008 through 2011, higher than historical provision for loan losses was the most significant factor adversely affecting our operating results; however, the significant decrease in non-performing assets has resulted in much lower provisioning in 2012.  Looking forward, we believe additional reductions in credit costs will contribute to further improved operating results.  (See Note 7, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased to $42.3 million for the quarter ended June 30, 2012, compared to $41.2 million for the same quarter one year earlier, primarily as a result of expansion of our net interest spread and net interest margin due to a lower cost of funds and a reduction in the adverse impact of non-performing assets.  For the six months ended June 30, 2012, net interest income before provision for loan losses was $83.4 million, an increase of $2.2 million, or 3%, compared to the same period in 2011.  The continuing trend to lower funding costs reflects a further decline in interest expense on deposits driven by significant changes in our deposit mix and pricing.  This decrease in deposit costs and the reduction in the adverse impact of non-performing assets represent important improvements in our core operating fundamentals.  The increase in net interest income occurred despite a modest decline in average earning assets, as we continued to focus on reducing our non-performing loans and make changes in our mix of assets and liabilities designed to reduce our risk profile and produce more sustainable earnings.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries.  (See Note 11 of the Notes to the Consolidated Financial Statements.) Primarily as a result of the substantial adjustment to the estimated fair value of our junior subordinated debentures, for the quarter ended June 30, 2012, we recorded a net loss of $19.1 million in fair value adjustments compared to a net gain of $1.9 million for the quarter ended June 30, 2011.  We did not record any OTTI charges or recoveries in either period.

As a result of the fair value adjustments, our other operating income (loss) for the quarter ended June 30, 2012 reflected a net loss of $9.1 million, compared to a net income of $9.3 million for the quarter ended June 30, 2011.  However, other operating income, excluding fair value adjustments, was $10.0 million for the quarter ended June 30, 2012, compared to $7.3 million in the second quarter a year earlier.  Including the fair value adjustments, our total revenues (net interest income before the provision for loan losses plus other operating income) for the second quarter of 2012 were $33.2 million, compared to $50.5 million for the second quarter of 2011.  Revenues, excluding fair value adjustments, increased $3.8 million, or 8%, to $52.3 million for the quarter ended June 30, 2012, compared to $48.5 million for the quarter ended June 30, 2011.  This growth in core revenues was the result of meaningful increases in our net interest income and deposit fees and a substantial increase in revenues from mortgage banking activities.  For the six months ended June 30, 2012, revenues, excluding fair value adjustments and OTTI losses, increased $7.1 million to $102.7 million compared to $95.6 million for the six months ended June 30, 2011, also primarily as a result of increased net interest income.

Our other operating expenses decreased to $35.7 million for the quarter ended June 30, 2012, compared to $40.3 million for the quarter ended June 30, 2011, largely as a result of decreased costs related to real estate owned and FDIC deposit insurance which were partially offset by increased compensation expenses.  While significantly lower in 2012 than in 2011, both quarters’ expenses reflect significant costs associated with problem loan collection activities including professional services and valuation charges related to real estate owned, which should decline in future periods as a result of the continuing reduction in non-performing assets.  For the six months ended June 30, 2012, other operating expenses totaled $73.6 million, compared to $78.4 million for the six months ended June 30, 2011, with the decrease also primarily reflecting decreased REO valuation adjustments and deposit insurance costs.  See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011” for more detailed information about our financial performance.

As a result of substantially reducing the valuation allowance for our net deferred tax asset, we recognized $31.8 million of tax benefit in the quarter and six months ended June 30, 2012.  For the quarter and six months ended June 30, 2011, our tax expense and benefit were offset by adjustments to the valuation allowance.  Reflecting the fair value adjustments described above for the quarter ended June 30, 2012, we had a pre-tax net loss of $6.4 million. Excluding the fair value adjustments, our pre-tax net income for the quarter ended June 30, 2012 would have been $12.6 million. By contrast, for the quarter ended June 30, 2011, we had pre-tax net income of $2.2 million ($260,000 excluding fair value adjustments). For the six months ended June 30, 2012, we had pre-tax net income of $2.7 million ($20.1 million excluding fair value adjustments) compared to a pre-tax net loss of $5.6 million (a net loss of $7.8 million excluding fair value adjustments) for the six months ended June 30, 2011.

Other operating income, revenues and other earnings information excluding fair value adjustments and OTTI losses are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  Reconciliations of these non-GAAP financial measures are contained in the tables below.  See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011

Total other operating income (loss)	$(9,064)	$9,253	$1,907	$16,499
Exclude change in valuation of financial instruments carried at fair value	19,059	(1,939)	17,374	(2,195)

Total other operating income, excluding fair value adjustments	$9,995	$7,314	$19,281	$14,304

Net interest income before provision for loan losses	$42,290	$41,201	$83,416	$81,257
Total other operating income (loss)	(9,064)	9,253	1,907	16,499
Change in valuation of financial instruments carried at fair value	19,059	(1,939)	17,374	(2,195)

Total revenues, excluding fair value adjustments	$52,285	$48,515	$102,697	$95,561

Net income (loss)	$25,390	$2,199	$34,574	$(5,643)
Income tax expense (benefit)	(31,830)	--	(31,830)	--
Income (loss) before income taxes	(6,440)	2,199	2,744	(5,643)
Net change in valuation of financial instruments carried at fair value	19,059	(1,939)	17,374	(2,195)

Pre-tax net earnings (loss), excluding fair value adjustments	$12,619	$260	$20,118	$(7,838)

The ratio of tangible common stockholders’ equity to tangible assets is also a non-GAAP financial measure.  We calculate tangible common equity by excluding other intangible assets and preferred equity from stockholders’ equity.  We calculate tangible assets by excluding the balance of other intangible assets from total assets.  We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios.  In addition, excluding preferred equity, the level of which may vary from company to company, allows investors to more easily compare our capital adequacy to other companies in the industry that also use this measure.  Management believes that this non-GAAP financial measure provides information to investors that is useful in understanding the basis of our capital position.  However, this non-GAAP financial measure is supplemental and is not a substitute for any analysis based on GAAP.  Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures as calculated by other companies (dollars in thousands).

	June 30 2012	December 31 2011	June 30 2011

Stockholders’ equity	$587,192	$532,450	$511,026
Other intangible assets, net	5,252	6,331	7,442
Tangible equity	581,940	526,119	503,584

Preferred equity	121,610	120,702	119,851

Tangible common stockholders’ equity	$460,330	$405,417	$383,733

Total assets	$4,221,427	$4,257,312	$4,206,067
Other intangible assets, net	5,252	6,331	7,442

Tangible assets	$4,216,175	$4,250,981	$4,198,625

Tangible common stockholders’ equity to tangible assets	10.92%	9.54%	9.14%

We offer a wide range of loan products to meet the demands of our customers. Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Until recent periods, real estate lending activities were significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties; however, over the past four years our origination of construction and land development loans declined materially and the proportion of the portfolio invested in these types of loans has declined substantially.  Our residential mortgage loan originations also decreased during most of this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases.  Refinancing activity has been particularly significant for the first six months of 2012, leading to a meaningful increase in residential mortgage originations compared to the same period a year earlier.  Our real estate lending activities also include the origination of multifamily and commercial real estate loans.  While reduced from periods prior to the economic slowdown, our level of activity and investment in these types of loans has been relatively stable in recent periods.  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the weak economy, in recent periods demand for these types of commercial business loans has been modest and total outstanding balances have declined.  Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt.  At June 30, 2012, our net loan portfolio totaled $3.132 billion compared to $3.213 billion at December 31, 2011.

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

Much of the focus of our strategic initiatives in recent periods has been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of transaction and savings accounts (checking, savings and money market accounts), but also in the interest cost of our deposits and increases in the level of deposit fees, service charges and other payment processing revenues compared to prior periods.  During the last two years, our total deposit balances decreased largely as a result of our decision to significantly reduce our exposure to brokered deposits and high cost certificates of deposit.  However, over the same period we have had a meaningful increase in transaction and savings accounts as we have remained focused on growing these core deposits.  As a result, our cost of deposits has declined significantly and fees and service charges have increased compared to earlier periods.  Total deposits at June 30, 2012 were $3.426 billion, compared to $3.476 billion at December 31, 2011 and $3.466 billion at June 30, 2011.  While certificates of deposit decreased $227 million compared to a year earlier, including a decrease of $50 million in brokered deposits, transaction and savings account deposits increased by $186 million over the same one-year period and represented 66% of total deposits at June 30, 2012 compared to 60% at June 30, 2011.

Management’s Discussion and Analysis of Results of Operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 included in the 2011 Form 10-K.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies during the first six months of 2012; however, in the quarter ended June 30, 2012 we did recognize significant changes in the estimated fair value of certain financial assets and liabilities and substantially reduced the valuation allowance for our deferred tax assets.

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

Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance.  Losses on specific loans are provided for when the losses are probable and estimable.  General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for.  The level of general reserves is based on analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared.  The formula allowance is calculated by applying loss factors to outstanding loans, excluding those loans that are subject to individual analysis for specific allowances.  Loss factors are based on our historical loss experience adjusted for significant environmental considerations, including the experience of other banking organizations, which in our judgment affect the collectability of the portfolio as of the evaluation date.  In the quarter ended June 30, 2012, we refined our formula for environmental considerations to allow for a broader range of adjustments to the historical loss factors, resulting in a modest shift in the allowance from the unallocated portion to amounts allocated to various loan types.  The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  This methodology may result in losses or recoveries differing significantly from those provided in the Consolidated Financial Statements.

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

Fair Value Accounting and Measurement: (Note 11) We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.  For the quarter ended June 30, 2012, we recognized a significant adjustment for the estimated fair value of certain trust preferred securities owned by the Company and a much larger adjustment to the estimated fair value of the junior subordinated debentures issued by the Company.  Primarily as a result of these changes, we recognized a $19.1 million net charge before taxes for the fair value adjustments in the current quarter.  For more information regarding fair value accounting, please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Income Taxes and Deferred Taxes:  (Note 12) The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under GAAP (ASC 740), a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.  During the quarter ended September 30, 2010, the Company evaluated its net deferred tax asset and determined it was necessary to establish a full valuation allowance against the net asset.  At each subsequent quarter-end, the Company has re-analyzed that decision.  During the quarter-ended June 30, 2012, management analyzed the Company’s performance and trends over the past five quarters, focusing strongly on trends in asset quality, loan loss provisioning, capital position, net interest margin, core operating income and net income.  Based on this analysis, management determined that a full valuation allowance was no longer appropriate and reversed nearly all of the amount that had been recorded.  The Company anticipates utilizing the remaining $7.0 million in valuation allowance to offset its projected tax expense in the third and fourth quarters of 2012.  The ultimate utilization of the remaining valuation allowance and realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.  Management considered the scheduled reversal of deferred tax assets, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making its assessment to reverse the deferred tax valuation allowance.  As a result, the valuation allowance decreased to $7.0 million at June 30, 2012 from $38.2 million at December 31, 2011  See Note 12 of the Selected Notes to the Consolidated Financial Statements for more information

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General.  Total assets decreased $36 million, or 1%, to $4.221 billion at June 30, 2012, from $4.257 billion at December 31, 2011.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $81 million, or 3%, to $3.132 billion at June 30, 2012, from $3.213 billion at December 31, 2011.  The contraction in net loans was largely due to decreases of $35 million in one- to four-family residential loans, $18 million in land and land development loans, $9 million in multifamily real estate loans and $6 million in agricultural business loans.  Partially offsetting these decreases was an $13 million increase in one- to four-family construction loans.  The decrease in agricultural business loans primarily reflects a normal seasonal pattern of first quarter paydowns of operating lines, which significantly reversed in the current quarter, while the decrease in real estate loans is largely the result of accelerated prepayments in the current low interest rate environment.  Consistent with recent periods, demand for consumer loans remained modest and utilization of existing credit lines for commercial borrowers continued to be low.  In addition, the decrease in aggregate loan balances reflects further planned reductions in land and land development loans, as well as our continued efforts to reduce our exposure to certain weaker credits as we aggressively manage problem assets.  Importantly, the decrease in total assets also reflects a $17 million decrease in real estate owned.  The $33 million increase in other assets primarily reflects the reduction in the valuation allowance for our deferred tax assets.  As a result of incurring an extended period of operating losses, we established a valuation allowance for all of our net deferred tax assets in September 2010.  As a result of our return to profitability for the last five quarters and our expectation for sustainable profitability for the foreseeable future, we reversed most of the valuation allowance in the current quarter.  We expect to utilize the remaining $7.0 million balance of the valuation allowance to offset tax expense in the third and fourth quarters of 2012.

We continue to maintain a significant, although meaningfully decreased, investment in construction and land loans; however, new originations of these types of loans during the past four years has been restrained by unfavorable market conditions.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, transfers to REO and charge-offs, loans to finance the construction of one- to four-family residential real estate, which totaled $157 million at June 30, 2012, have decreased by $498 million, or 76%, since their peak quarter-end balance of $655 million at June 30, 2007.  In addition, land and land development loans (both residential and commercial) have decreased by $407 million, or 81%, compared to their peak quarter-end balances at March 31, 2008.  Given the current housing and economic environment, we anticipate that the aggregate total of construction and land loan balances will remain low for the foreseeable future, although the pace of decline has moderated as our origination of new construction loans has increased somewhat since inventories of completed homes have been reduced and the build out of existing development projects has been cautiously continued in selected markets.

The aggregate balance of interest-earning deposits and securities increased $38 million from December 31, 2011 to $759 million at June 30, 2012.  Interest-earning deposits increased by $77 million during the first six months of the year to $133 million while total securities decreased $25 million, to $597 million at June 30, 2012 compared to $622 million at December 31, 2011.  The decrease in securities was principally a result of calls of U.S. Government and agency securities, which were partially offset by an increase in mortgage-related securities and asset-backed securities collateralized by student loans and guaranteed by SLMA.  Securities acquired during this period generally have expected maturities ranging from six months to six years and were purchased to generate a modest increase in yield compared to interest-bearing cash balances.  With the exception of certain trust preferred securities, aggregate fair value adjustments to the securities portfolio were modest during the first six months of 2012 and we did not recognize any OTTI charges during the first six months of 2012 or 2011. (See Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.)

REO acquired through foreclosures or other means decreased $17 million, to $26 million at June 30, 2012, from $43 million at December 31, 2011.  The total balance of REO included $15 million in construction, land or land development projects (both residential and commercial), $3 million in commercial real estate and $8 million in single-family homes at June 30, 2012.  During the six months ended June 30, 2012, we transferred $8 million of loans into REO, disposed of $23 million of properties and recognized $3 million in charges against earnings for net losses on sales and valuation adjustments (see “Asset Quality” discussion below).

Deposits decreased $50 million, to $3.426 billion at June 30, 2012 from $3.476 billion at December 31, 2011.  The decrease in deposits during this period continued to be primarily the result of our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off.  Non-interest-bearing deposit balances recovered in the second quarter from a normal seasonal decline in the first quarter and, as a result, non-interest-bearing deposits increased by $27 million during the first six months to $805 million at June 30, 2012, from $778 million at December 31, 2011.  At June 30, 2012, non-interest-bearing deposits had increased by $159 million, or 25%, compared to June 30, 2011.  Interest-bearing deposits decreased by $77 million during the first six months of 2012, to $2.621 billion at June 30, 2012 from $2.698 billion at December 31, 2011 and were $199 million less than a year earlier.  Certificates of deposit decreased by $79 million during the first six months of 2012, while interest-bearing transaction and savings accounts increased by $2 million during the same period.  Total transaction and savings accounts, often referred to as core deposits, represented 66% of total deposits at June 30, 2012 as compared to 64% of total deposits at December 31, 2011.

Borrowings, including customer sweep accounts (retail repurchase agreements), FHLB advances and junior subordinated debentures, decreased $42 million, or 20%, to $171 million at June 30, 2012, compared to $213 million at December 31, 2011.  The decrease in borrowings primarily reflects the maturity and repayment at March 31, 2012 of $50 million of three-year notes guaranteed by the FDIC under the Temporary Liquidity Guaranty Program (TLGP).  While these notes provided valuable funding during an earlier period of liquidity uncertainty, the interest rates were significantly above current rates and repaying these notes had a positive effect on our cost of funds in the current quarter.

Reflecting our return to profitability, including the reversal of our deferred tax asset valuation allowance, our further improved asset quality and our expectation for sustainable profitability for the foreseeable future, we significantly reduced the credit portion of the discount rate utilized to estimate the fair value of our junior subordinated debentures.  As a result, the estimated value of our junior subordinated debentures increased by $20.6 million during the first six months of 2012.  Changes in the fair value of the junior subordinated debentures, while substantial during the first six months of 2012, represent non-cash valuation adjustments that have no effect on our liquidity or ability to fund our operations.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.)

Total equity at June 30, 2012 increased $55 million, or 10%, to $587 million from $532 million at December 31, 2011.  The increase in equity reflects the impact of the net income available to common shareholders of $30.6 million as well as the receipt of $23.7 million in new capital related to the issuance of 1,236,812 new shares of common stock through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Following three difficult years and despite a still challenging economy, Banner Corporation returned to profitability in 2011, and that progress and profitability continued in the first six months of 2012.  For the quarter ended June 30, 2012, we had net income of $25.4 million which, after providing for the preferred stock dividend of $1.6 million and related discount accretion of $454,000, resulted in net income available to common shareholders of $23.4 million, or $1.27 per diluted share.  This compares to a net income to common shareholders of $224,000, or $0.01 per diluted share, for the quarter ended June 30, 2011. For the six months ended June 30, 2012, our net income was $34.6 million which, after providing for the preferred stock dividend of $3.1 million and related discount accretion of $908,000, resulted in net income to common shareholders of $30.6 million, or $1.69 per diluted share.  This income compares to a net loss to common shareholders of $9.6 million, or ($0.58) per diluted share, during the same six-month period a year earlier.  While this return to profitability largely resulted from a material decrease in credit costs, particularly our provision for loan losses, it also reflected continued strong revenue generation from our core operations.  The current quarter and six month results also include a significant tax benefit from reversing most of the valuation allowance for our net deferred tax assets, as well as a substantial net charge for fair value adjustments primarily related to the valuation of our junior subordinated debentures.  The decrease in credit costs reflects a substantially reduced level of non-performing assets while the increase in net revenues was driven by significant improvement in our net interest income as well as increased deposit fees and other service charges fueled by growth in core deposits.  The current year’s results also reflect a significant increase in revenues from our mortgage banking operations.

Net Interest Income.  Aside from credit costs, our operating results depend largely on our net interest income before provision for loan losses which increased by $1.1 million, or 3% for the quarter ended June 30, 2012, compared to the same quarter in the prior year, primarily because of substantial reductions in deposit costs and in the adverse effect of non-performing assets, both of which significantly contributed to an increase in the net interest margin.  Net interest income before provision for loan losses was $42.3 million for the quarter ended June 30, 2012, compared to $41.2 million for the same quarter one year earlier, as a result of the increase in the net interest margin and despite a decrease in average interest-earning assets.  The net interest margin of 4.26% for the quarter ended June 30, 2012 was 17 basis points higher than for the same quarter in the prior year, largely as a result of the effect of a much lower cost of deposits which more than offset a decrease in asset yields.  Nonaccruing loans reduced the margin by eight basis points during the quarter ended June 30, 2012, a meaningful improvement compared to a 23 basis point reduction for the same period in the prior year.  In addition, the collection of some previously unrecognized interest on certain nonaccrual loans added five basis points to the margin in the quarter ended June 30, 2012, while the repayment of the $50 million of TLGP notes on March 31, 2012 significantly lowered the cost of borrowings in the current quarter.  Improvement in our net interest margin generally has been the most important factor driving the year-over-year increases in net interest income and operating revenues in recent periods.

The positive impact to our net interest margin from lower funding costs and the reduced drag from non-performing assets was partially offset by the decrease in the average balance of interest-earning assets.  In addition, the mix of earning assets changed to include fewer loans and more securities over the past twelve months.  This change in the mix in the current very low interest rate environment has had an adverse effect on earning asset yields.  Reflecting the low interest rate environment and the changes in the asset mix, the yield on earning assets for the quarter ended June 30, 2012 decreased by 19 basis points compared to the same quarter in prior year.  Importantly, however, funding costs for the same period decreased by 37 basis points compared to a year earlier and more than offset the adverse effect of this lower asset yield.  As a result, the net interest spread expanded to 4.21% for the second quarter of 2012 compared to 4.03% for the quarter ended June 30, 2011.

Net interest income before provision for loan losses increased by $2.2 million, or 3%, to $83.4 million for the six months ended June 30, 2012 compared to $81.3 million for the same period one year earlier, as a result of an 18 basis point increase in the net interest margin and despite a modest decrease in average interest-earning assets.  The net interest margin increased to 4.19% for the six months ended June 30, 2012 compared to 4.01% for the same period in the prior year and, similar to the results for the current quarter, this increase was largely as a result of the effect of much lower funding costs and fewer non-performing assets.  Nonaccruing loans reduced the margin by 11 basis points during the six months ended June 30, 2012,  compared to a 26 basis point reduction for the same period in the prior year.  These positive impacts on our net interest margin were only partially offset by the adverse effect of lower market rates on asset yields and the mix of changes noted above and below.

Interest Income.  Interest income for the quarter ended June 30, 2012 was $47.3 million, compared to $49.9 million for the same quarter in the prior year, a decrease of $2.6 million, or 5%.  The decrease in interest income occurred as a result of the decline in both the yield and average balance of interest-earnings assets.  The average balance of interest-earning assets was $3.991 billion for the quarter ended June 30, 2012, a decrease of $50 million, or 1%, compared to $4.041 billion one year earlier.  The yield on average interest-earning assets decreased to 4.76% for the quarter ended June 30, 2012, compared to 4.95% for the same quarter one year earlier.  The decrease in the yield on earning assets reflects changes in the mix of assets and the continuing erosion of yields as loans and investments mature or prepay and are replaced by lower yielding assets in the current low interest rate environment.  Average loans receivable for the quarter ended June 30, 2012 decreased $101 million, or 3%, to $3.232 billion, compared to $3.333 billion for the same quarter in the prior year.  Interest income on loans decreased by $2.8 million, or 6%, to $44.0 million for the current quarter from $46.8 million for the quarter ended June 30, 2011, reflecting the impact of a 16 basis point decrease in the average yield on loans, along with the $101 million decrease in average loan balances.  The average yield on loans was 5.48% for the quarter ended June 30, 2012, compared to 5.64% for the same quarter one year earlier.

Interest income for the six months ended June 30, 2012 was $94.5 million, compared to $99.6 million for the same period in the prior year, a decrease of $5.1 million, or 5%.  As with quarterly results, the year-to-date results reflect both a $75 million decrease in the average balance of interest-earning assets and an 18 basis point reduction in the related yield.

The combined average balance of mortgage-backed securities, investment securities, and daily interest-bearing deposits increased to $759 million for the quarter ended June 30, 2012 (excluding the effect of fair value adjustments), compared to $707 million for the quarter ended June 30, 2011, and the interest and dividend income from those investments increased by $183,000 compared to the same quarter in the prior year.  The average yield on the combined portfolio decreased to 1.71% for the quarter ended June 30, 2012, from 1.72% for the same quarter one year earlier.  The modest decrease in the combined yield on these investments, despite declining market interest rates, reflects a change in the mix to include lower balances of daily interest-bearing deposits and more investment securities, which helped to offset the adverse impact of lower market rates.

Interest Expense.  Interest expense for the quarter ended June 30, 2012 was $5.0 million, compared to $8.7 million for the same quarter in the prior year, a decrease of $3.7 million, or 43%.  The decrease in interest expense occurred as a result of a 37 basis point decrease in the average cost of all interest-bearing liabilities to 0.55% for the quarter ended June 30, 2012, from 0.92% for the same quarter one year earlier, and a $147 million decrease in average interest-bearing liabilities.  This decrease in average interest-bearing liabilities reflects a managed decline in certificates of deposit, including brokered deposits, and our borrowings, which was only partially offset by increases in transaction and savings accounts.  Interest expense for the six months ended June 30, 2012 and 2011 was $11.0 million and $18.3 million, respectively, and similar to quarterly results, the reduction is reflective of both a decrease in the average balance and average rate paid for most interest-bearing liabilities over that time period.

Deposit interest expense decreased $3.0 million, or 43%, to $4.0 million for the quarter ended June 30, 2012, compared to $7.0 million for the same quarter in the prior year, as a result of a 32 basis point decrease in the cost of deposits and a $95 million decrease in the average balance of deposits.  Average deposit balances decreased to $3.410 billion for the quarter ended June 30, 2012, from $3.505 billion for the quarter ended June 30, 2011, while the average rate paid on deposit balances decreased to 0.48% in the second quarter of 2012 from 0.80% for the quarter ended June 30, 2011.  While we do not anticipate further reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further repricing opportunities and competitive pricing should remain restrained in response to modest loan demand in the current economic environment.  Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, have meaningfully contributed to the decrease in our funding costs compared to earlier periods, and should also result in lower deposit costs going forward.  For the six months ended June 30, 2012, deposit interest expense decreased $6.3 million to $8.5 million compared to $14.8 million for the same period one year ago.  Similar to the quarter, average deposit costs decreased by 35 basis points and the average balance of deposits decreased $117.1 million for the six months ended June 30, 2012 compared to the same period one year ago.

Average FHLB advances (excluding the effect of fair value adjustments) remained unchanged at $10 million for the quarter ended June 30, 2012, compared to $10 million for the same quarter one year earlier, and the average rate paid on FHLB advances for the quarter ended June 30, 2012 was essentially unchanged at 2.52%.  As a result, the interest expense on FHLB advances remained the same at $64,000 for the quarter ended June 30, compared to  the same amount for the second quarter a year earlier.  For the six months ended June 30, 2012, interest expense on FHLB advances decreased by $115,000 to $127,000 compared to $242,000 for the same period in the prior year.  Average FHLB advances excluding the effect of fair value adjustments decreased $9 million to $10 million over that same time period compared to $19 million for the six months ended June 30, 2011.  The average rate paid on FHLB advances decreased four basis points to 2.50% for the six months ended June 30, 2012, compared to 2.54% for the same period a year ago.

Other borrowings consist of retail repurchase agreements with customers secured by certain investment securities and, prior to March 31, 2012, the senior bank notes issued under the TLGP.  Primarily as a result of repaying the TLGP senior bank notes, the average balance for other borrowings decreased $52 million to $97 million during the current quarter from $149 million during the same quarter a year earlier, while the rate on these other borrowings decreased to 0.31% from 1.53% a year earlier.  The $50 million of senior bank notes had a fixed rate of 2.625%, plus a 1.00% guarantee fee, and matured on March 31, 2012.  Repaying these notes resulted in a significant reduction in the cost of borrowings for both the quarter and six months ended June 30, 2012.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 2.61% and 2.95%, respectively, for the quarter and six months ended June 30, 2012.  Junior subordinated debentures outstanding in the same periods in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) with higher average costs of 3.38% and 3.39%, respectively, for the quarter and six months ended June 30, 2011.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index; however, one $25 million issue of junior subordinated debentures had a fixed rate of 6.56% for an initial five-year period which expired on February 29, 2012.  Subsequent to that date, the interest rate on that debenture resets every three months at a rate of three-month LIBOR plus 1.62%.  The change in the rate on that debenture, coupled with a modestly lower level of LIBOR, resulted in the lower cost of the junior subordinated debentures for both the quarter and six months ended June 30, 2012.

Analysis of Net Interest Spread presents, in the following table and for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are computed using daily average balances.

The following table provides additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Average Balances	2012	2011	2012	2011

Interest-bearing deposits	$122,846	$196,211	$117,191	$252,094
Investment securities	444,580	397,898	468,492	372,195
Mortgage-backed obligations	154,146	76,004	142,505	78,667
FHLB stock	37,371	37,371	37,371	37,371
Total average interest-earning securities and cash equivalents	758,943	707,484	765,559	740,327
Loans receivable	3,232,204	3,333,102	3,241,485	3,341,487
Total average interest-earning assets	3,991,147	4,040,586	4,007,044	4,081,814

Non-interest-earning assets (including fair value adjustments on interest-earning assets)	174,566	215,494	179,613	224,414
Total average assets	$4,165,713	$4,256,080	$4,186,657	$4,306,228

Deposits	$3,410,249	$3,504,884	$3,415,661	$3,532,796
Advances from FHLB	10,214	10,220	10,215	19,228
Other borrowings	96,587	149,242	121,547	159,668
Junior subordinated debentures	123,716	123,716	123,716	123,716
Total average interest-bearing liabilities	3,640,766	3,788,062	3,671,139	3,835,408

Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(37,694)	(41,253)	(37,196)	(40,508)
Total average liabilities	3,603,072	3,746,809	3,633,943	3,794,900

Equity	562,641	509,271	552,714	511,328
Total average liabilities and equity	$4,165,713	$4,256,080	$4,186,657	$4,306,228

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Interest-bearing deposits	0.25%	0.20%	0.24%	0.22%
Investment securities	1.95	2.10	1.88	2.14
Mortgage-backed obligations	2.60	4.53	2.71	4.44
FHLB stock	--	--	--	--
Total interest rate yield on securities and cash equivalents	1.71	1.72	1.69	1.62
Loans receivable	5.48	5.64	5.46	5.65
Total interest rate yield on interest-earning assets	4.76	4.95	4.74	4.92

Interest Rate Expense:
Deposits	0.48	0.80	0.50	0.85
Advances from FHLB	2.52	2.51	2.50	2.54
Other borrowings	0.31	1.53	1.03	1.45
Junior subordinated debentures	2.61	3.38	2.95	3.39
Total interest rate expense on interest-bearing liabilities	0.55	0.92	0.61	0.96

Interest spread	4.21%	4.03%	4.13%	3.96%

Net interest margin on interest earning assets	4.26%	4.09%	4.19%	4.01%

Additional Key Financial Ratios (income and expense ratios are annualized)
Return (loss) on average assets	2.45%	0.21%	1.66%	(0.26)%
Return (loss) on average equity	18.15	1.73	12.58	(2.23)
Average equity / average assets	13.51	11.97	13.20	11.87
Average interest-earning assets /average interest-bearing liabilities	109.62	106.67	109.15	106.42
Non-interest (other operating) income (loss) / average assets	(0.88)	0.87	0.09	0.77
Non-interest (other operating) expenses / average assets	3.44	3.79	3.53	3.67
Efficiency ratio (1)	107.34	79.79	86.24	80.20

(1)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income)

Provision and Allowance for Loan Losses.  For the quarter ended June 30, 2012, the provision for loan losses was $4.0 million, compared to $5.0 million in the immediately preceding quarter and $8.0 million for the quarter ended June 30, 2011.  For the six months ended June 30, 2012, the provision for loan losses was $9.0 million, compared to $25 million for the six months ended June 30, 2011.  As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

While our provision for loan losses was substantially less in the quarter ended June 30, 2012 than in the same quarter of 2011 and modestly reduced from more recent quarters, it remained elevated in relation to our historical loss rates prior to the economic downturn.  We continued this level of loan loss provisioning in response to still high levels of non-performing loans and net charge-offs as well as diminished property values and weak economic conditions.  However, all of our asset quality indicators improved significantly throughout 2011, allowing us to decrease the level of provisioning as the year progressed, and that improvement continued in the first two quarters of 2012, allowing us to substantially decrease the provision compared to the same periods in the prior year.

Reflecting lingering weakness in the economy and lower property values, during the first half of 2012 we continued to provide for loan losses at a relatively high level and maintained a substantial allowance for loan losses at quarter end even though non-performing loans and total loans outstanding declined.  Although the allowance for loan losses at June 30, 2012 continued to reflect material levels of delinquencies and net charge-offs for construction, land and land development loans, our exposure to these types of loans was further reduced during the quarter as additional problem asset resolutions occurred.  The provision and allowance for loan losses also continue to reflect our concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns have remained elevated during the past four years as price declines for housing and related lot and land markets have occurred in most areas of the Puget Sound and Portland regions where a significant portion of our one- to four-family residential and construction and development loans are located.  Aside from housing-related construction and development loans, non-performing loans often reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity and declining commercial real estate values have been significant contributing factors to more recent late-cycle defaults in other non-housing-related segments of the portfolio.

We recorded net charge-offs of $5.3 million for the quarter ended June 30, 2012, compared to $13.6 million for the same quarter in the prior year.  Non-performing loans decreased by $18 million during the quarter ended June 30, 2012 to $47 million, and decreased by $68 million during the twelve months ended June 30, 2012.  A comparison of the allowance for loan losses at June 30, 2012 and 2011 reflects a decrease of $12 million to $80 million at June 30, 2012, from $92 million at June 30, 2011.  Included in our allowance at June 30, 2012 was an unallocated portion of $12 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 2.50% at June 30, 2012, from 2.78% at June 30, 2011.  However, with the decrease in problem loans, the allowance as a percentage of non-performing loans increased to 169% at June 30, 2012, compared to 110% of non-performing loans at December 31, 2011 and 80% a year earlier.

As of June 30, 2012, we had identified $105 million of impaired loans.  Impaired loans are comprised of loans on nonaccrual, TDRs and loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools.  For more information on these impaired loans, refer to Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of June 30, 2012 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, was a net loss of $9.1 million for the quarter ended June 30, 2012, compared to a gain of $9.3 million for the same quarter in the prior year.  However, excluding the fair value adjustments, other operating income from core operations increased by $2.7 million, or 37%, to $10.0 million for the quarter ended June 30, 2012, compared to $7.3 million for the quarter ended June 30, 2011, largely as a result of significantly increased revenues from mortgage banking.  Mortgage banking revenues increased by $2.0 million as increased production and sales of loans were supported by high levels of refinancing in the very low interest rate environment.  Deposit fees and service charges also increased by $590,000 compared to the second quarter a year ago reflecting growth in the number of deposit accounts and increased transaction activity.  By contrast, loan servicing fees and miscellaneous revenues were nearly unchanged from a year earlier.  For the quarter ended June 30, 2012, we recorded an aggregate net loss of $19.1 million in fair value adjustments, primarily reflecting a substantial adjustment of the fair value estimate for the junior subordinated debentures issued by the Company that was only partially offset by similarly estimated increases in the value of certain trust preferred securities owned by the Company.  The $21.2 million increase in the fair value of the junior subordinated debentures reflects a reduction in the credit portion of the discount rate utilized to estimate the fair value as a result of our improved performance and expectation of sustainable future profitability.  During the quarter ended June 30, 2011, fair value adjustments resulted in a net gain of $1.9 million.  For a more detailed discussion of our fair value adjustments please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Other operating income, including changes in the valuation of financial instruments carried at fair value, was $1.9 million for the six months ended June 30, 2012, compared to $16.5 million for the same period in the prior year.  Excluding the fair value adjustments, other operating income from core operations increased by $5.0 million, or 35%, to $19.3 million for the six months ended June 30, 2012.  Similar to the quarterly discussion above, deposit fees and service charges increased by $1.2 million compared to the first six months of the prior year while mortgage banking operations increased by $3.7 million.  Primarily reflecting the changes in the fair value of junior subordinated debentures and trust preferred securities, for the six months ended June 30, 2012, we recorded a net loss of $17.4 million in fair value adjustments compared to a net gain of $2.2 million for the same period in the prior year.

Other Operating Expenses.  Other operating expenses decreased by $4.6 million, to $35.7 million for the quarter ended June 30, 2012, compared to $40.3 million for the quarter ended June 30, 2011, largely as a result of decreased costs related to REO and FDIC deposit insurance which were partially offset by increased compensation expenses.  While significantly lower in 2012 than in 2011, both quarters’ expenses reflect significant costs associated with problem loan collection activities including professional services and valuation charges related to real estate owned, which should decline in future periods as a result of the continuing reduction in non-performing assets.  Expenses related to REO decreased by $4.6 million, or 70%, to $2.0 million for the quarter ended June 30, 2012 from $6.6 million during the same period a year earlier.  In addition to real estate taxes and maintenance costs, expenses related to REO for the quarter ended June 30, 2012 included $1.6 million in valuation adjustments and $566,000 in net gains on sales of properties, compared to $4.8 million in valuation adjustments and net gains of $58,000 for the quarter ended June 30, 2011.  Compensation expense increased $1.1 million, or 6%, to $19.4 million for the quarter ended June 30, 2012, compared to $18.3 million for the quarter ended June 30, 2011, primarily reflecting salary and wage adjustments, increased mortgage banking activity and higher health insurance costs.  The increase in compensation expenses was partially offset by an increase in capitalized loan origination costs which also reflected the increase in mortgage banking activity.  The cost of FDIC insurance decreased by $573,000 largely as a result of the decrease in average deposit balances, leading to a decrease in average assets and a reduction in the premium assessment rate.  All other expenses, net, increased $280,000.  Other operating expenses as a percentage of average assets were 3.44% for the quarter ended June 30, 2012, compared to 3.79% for the same quarter one year earlier.

Other operating expenses for the six months ended June 30, 2012 decreased $4.8 million, or 6%, to $73.6 million compared to $78.4 million for the six months ended June 30, 2011.  REO expenses decreased $6.6 million, or 59%, to $4.6 million for the six months ended June 30, 2012, compared to $11.2 million for the prior year period, and included $3.2 million of valuation adjustments and $666,000 of net gains on the sale of properties.  Compensation expense increased $3.4 million, or 10%, to $38.9 million for the six months ended June 30, 2012 compared to $35.5 million for the six months ended June 30, 2011, again reflecting salary and wage adjustments, increased mortgage banking activity and higher health insurance costs.  Partially offsetting the increase in compensation, capitalized loan origination costs increased by $1.3 million compared to the same six-month period a year earlier.  Also contributing to the reduction in operating expenses was a $1.2 million, or 35%, decrease in deposit insurance to $2.2 million for the six months ended June 30, 2012 compared to $3.4 million for the same period in the prior year.  Most other operating expenses were little changed from a year earlier.

Income Taxes.  Our normal, expected statutory income tax rate is 35.8%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  However, during the third quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  During the quarter ended June 30, 2012, we determined that maintaining the full valuation allowance was no longer appropriate and reversed nearly all of the valuation allowance.  Reversing the valuation allowance resulted in a tax benefit of $31.8 million for the quarter and six months ended June 30, 2012.  While the full valuation allowance remained in effect, we did not recognize any tax expense or benefit in our Consolidated Statements of Operations.  As a result, we did not recognize any tax expense or benefit for the quarter and six months ended June 30, 2011.  We expect to recover the remaining $7.0 million of the allowance as an offset to our provision for income tax in the third and fourth quarters of 2012.  Beginning with the first quarter of 2013, we expect to recognize income tax expense based upon the statutory rate noted above, although certain tax-exempt income and tax credits likely will result in a slightly lower effective rate in future periods.  For more discussion on our deferred tax asset and related valuation allowance, please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

While non-performing assets declined substantially in 2011 and decreased further in the first six months of 2012, improving our risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us.  Over the past four years, as housing markets deteriorated in many of our primary service areas, we experienced significantly higher levels of delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  Beginning in the third quarter of 2008 and continuing throughout 2009 and 2010, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which was reflected in our increased non-performing asset totals.  Further, property values generally declined during this period, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increasing levels of non-performing loans as the effects of the recessionary economy became more evident and the pace of the recovery remained slow.  As a result, for the years ended December 31, 2011, 2010 and 2009, our provision for loan losses was significantly higher than historical levels and our normal expectations.  This higher than normal level of delinquencies and nonaccruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for real estate acquired through foreclosure.  While our non-performing assets and credit costs have been materially reduced, we continue to be actively engaged with our borrowers in resolving remaining problem assets.  However, although property values continued to decline in most markets in 2011, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results.

Non-Performing Assets:  Non-performing assets decreased to $73 million, or 1.73% of total assets, at June 30, 2012, from $119 million, or 2.79% of total assets, at December 31, 2011, and $188 million, or 4.48% of total assets, at June 30, 2011.  Nonaccruing construction and land development loans, including related REO, although significantly reduced, continue to represent a disproportionately high 41% of our non-performing assets at June 30, 2012.  The primary components of the $73 million in non-performing assets are $45 million in nonaccrual loans, including $7 million of construction and land development loans, and $26 million in REO and other repossessed assets.  The geographic distribution of the $18.7 million of non-performing construction, land and land development loans and related REO included approximately $3.8 million, or 20%, in the Puget Sound region, $12.7 million, or 68%, in the greater Portland market area, $0.3 million, or 2%, in the greater Boise market area, and $1.9 million, or 10%, in other areas of Washington, Oregon and Idaho.  We continue to believe our level of non-performing loans and assets, which has declined substantially, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.  However, our future results will continue to be meaningfully influenced by the course of recovery from the economic recession.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, TDRs are impaired loans as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any TDR becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the TDR would be reclassified as nonaccrual.  At June 30, 2012, we had $58 million of TDRs currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and TDRs at the dates indicated (dollars in thousands):

	June 30 2012	December 31 2011	June 30 2011
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$7,580	$9,226	$22,421
Multifamily	1,778	362	1,560
Construction and land	7,161	27,731	53,529
One- to four-family	16,170	17,408	15,435
Commercial business	8,600	13,460	15,264
Agricultural business, including secured by farmland	1,010	1,896	1,342
Consumer	2,882	2,905	4,400
	45,181	72,988	113,951
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	--	--
One- to four-family	2,142	2,147	622
Commercial business	--	4	1
Agricultural business, including secured by farmland	--	--	545
Consumer	39	173	126
	2,181	2,324	1,294

Total non-performing loans	47,362	75,312	115,245

Securities on nonaccrual at fair value	--	500	1,896
REO and other repossessed assets held for sale, net	25,830	43,039	71,265

Total non-performing assets	$73,192	$118,851	$188,406

Total non-performing loans to loans before allowance for loan losses	1.47%	2.28%	3.49%
Total non-performing loans to total assets	1.12%	1.77%	2.74%
Total non-performing assets to total assets	1.73%	2.79%	4.48%

TDRs (2)	$58,010	$54,533	$55,652

Loans 30-89 days past due and on accrual	$5,504	$9,962	$11,560
(1)  For the three and six months ended June 30, 2012, interest income of $820,000 and $2.1 million, respectively, would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

 (2) These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at June 30, 2012 (dollars in thousands):

	Washington	Oregon	Idaho	Total

Secured by real estate:
Commercial	$7,445	$--	$135	$7,580
Multifamily	--	1,778	--	1,778
Construction and land
One- to four-family construction	1,516	268	243	2,027
Residential land acquisition & development	244	1,835	--	2,079
Residential land improved lots	115	1,764	--	1,879
Residential land unimproved	47	666	80	793
Commercial land improved	294	--	--	294
Commercial land unimproved	89	--	--	89
Total construction and land	2,305	4,533	323	7,161

One- to four-family	13,465	3,481	1,366	18,312
Commercial business	8,185	146	269	8,600
Agricultural business, including secured by farmland	875	--	135	1,010
Consumer	2,338	11	572	2,921

Total non-performing loans	34,613	9,949	2,800	47,362

REO and other repossessed assets held for sale, net	12,118	10,383	3,329	25,830

Total non-performing assets	$46,731	$20,332	$6,129	$73,192

Percent of non-performing assets	64%	28%	8%	100%

In addition to the non-performing loans as of June 30, 2012, we had other classified loans with an aggregate outstanding balance of $120 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the quarters ended June 30, 2012 and 2011, we recognized $1.6 million and $4.8 million, respectively, of impairment charges related to these types of assets.  For the six months ended June 30, 2012 and 2011, we recognized $3.2 million and $7.8 million, respectively, of these impairment charges.

Within our non-performing loans, we have a total of 11 nonaccrual lending relationships, each with aggregate loan exposures in excess of $1.0 million that collectively comprise $15.3 million, or 32.4% of our total non-performing loans and the single largest relationship totaled $2 million at June 30, 2012.  The most significant of our non-performing loan exposures are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location

$1,999	4.2%	Accounts receivable and inventory	Greater Seattle-Puget Sound area

1,962	4.1	Business assets, accounts receivable and vehicles	Greater Spokane, WA area

1,778	3.8	Apartment building and office building	Greater Portland, OR area

1,378	2.9	Commercial building	Central Washington

1,323	2.8	Seven single family residences	Greater Portland, OR area

1,301	2.8	Third party notes secured by six commercial buildings plus miscellaneous partnership interest and other collateral	Greater Seattle-Puget Sound and Denver, CO areas

1,203	2.5	Seven single family residences and seven residential lots	Greater Seattle-Puget Sound area

1,146	2.4	Two single family residences	Greater Seattle-Puget Sound area

1,132	2.4	61 acre camp and 15 building units	Central Washington

1,086	2.3	Four commercial lots and one commercial acreage lot	Greater Portland, OR area

1,039	2.2	One two-story mixed use structure and two parcels used as parking lots	Central Washington

32,015	67.6	Various collateral; relationships under $1.0 million	Sum of 183 loans located throughout our market areas

$47,362	100.0%	Total non-performing loans

At June 30, 2012, we had $25.8 million of REO, the most significant component of which is seven acres of land with nine parcels zoned commercial in the greater Seattle area with a book value of $3.2 million.  The second largest REO holding is a subdivision in the greater Portland, Oregon area consisting of 13 residential buildable lots and 33.2 acres of undeveloped land with a book value of $2.3 million.  The third largest holding is 5.9 acres of undeveloped land in the greater Portland, Oregon area with a book value of $1.9 million.  The fourth largest holding is an 84-unit motel in the greater Spokane, Washington area with a book value of $1.9 million. The fifth largest holding is 20.5 acres of undeveloped residential land in the greater Portland, Oregon area with a book value of $1.1 million.   All other REO holdings have individual book values of less than $750,000.

The table below summarizes our REO by geographic location and property type (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$11,559	44.8%
13 single family residences
62 residential lots
One single family residences under construction
49 acres undeveloped buildable land
One commercial office and warehouse building
One completed residential condominium unit
			Greater Portland, Oregon area

8,089	31.3
18 single family residences
106 residential lots
One single family residence under construction
Nine parcels of commercial land
Three parcels of undeveloped residential land
Three acres of buildable residential land
			Greater Seattle-Puget Sound area

3,837	14.9	Three single family residences 24 residential lots One parcel of residential land One 84-unit motel Two parcels of land for commercial office buildings	Greater Spokane, WA area

1,679	6.5	Five single family residences 64 residential lots One residence with 31 acres of agricultural land One parcel of bare land One residential duplex One mini-storage facility	Other Washington locations

652	2.5	Three single family residences 94 residential lots Four commercial lots Two acres raw land zoned residential	Greater Boise, Idaho area

$25,816	100.0%

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the six months ended June 30, 2012 and 2011, our loan originations were less than loan repayments and we purchased loans of $5 million and $97,000, respectively.  As a result, loan repayments, net of originations, totaled $72 million and $41 million, respectively.  During the six months ended June 30, 2012 and 2011, we sold $243 million and $116 million, respectively, of loans.  Securities purchased during the six months ended June 30, 2012 and 2011 totaled $197 million and $182 million, respectively, and securities repayments and maturities were $205 million and $91 million, respectively.  Our primary financing activity is gathering deposits.  As discussed above, deposits decreased by $50 million during the first six months of 2012, including a $26 million decrease in brokered deposits.  Brokered deposits are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2012, certificates of deposit amounted to $1.171 billion, or 34% of our total deposits, including $904 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature, although beginning in 2010 and continuing through the current quarter, we intentionally allowed certificates of deposit to decline, reflecting our ongoing efforts to shift the portfolio mix into lower cost core deposits.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the six months ended June 30, 2012 and 2011, we used our sources of funds primarily to fund loan commitments, purchase securities and fund deposit withdrawals.  At June 30, 2012, we had outstanding loan commitments totaling $892 million, including undisbursed loans in process and unused credit lines totaling $860 million.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Seattle, which at June 30, 2012 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $845 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $23 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $10 million, or less than 1% of our assets at June 30, 2012.  In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank can borrow from 57% up to 91% of eligible loans, depending on collateral type and risk rating.  We currently estimate the BIC program would provide additional borrowing capacity of $562 million as of June 30, 2012.  We had no funds borrowed from the FRBSF at June 30, 2012 or December 31, 2011.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30 2012, total equity increased $55 million, or 10%, to $587 million.  Total equity at June 30, 2012 included $122 million attributable to preferred stock and $466 million to common stock.  At June 30, 2012, tangible common stockholders’ equity, which excludes the preferred stock and other intangible assets, was $460 million, or 10.92% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common stockholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At June 30, 2012, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2011 Form 10-K for additional information regarding regulatory capital requirements for Banner and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2012, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Banner Corporation—consolidated
Total capital to risk-weighted assets	$665,551	19.76%	$269,458	8.00%
Tier 1 capital to risk-weighted assets	622,978	18.50	134,729	4.00
Tier 1 leverage capital to average assets	622,978	15.07	165,339	4.00

Banner Bank
Total capital to risk-weighted assets	542,314	16.97	204,522	8.00	$255,652	10.00%
Tier 1 capital to risk-weighted assets	501,906	15.71	85,217	4.00	127,826	6.00
Tier 1 leverage capital to average assets	501,906	12.84	125,079	4.00	156,349	5.00

Islanders Bank
Total capital to risk-weighted assets	31,364	16.79	11,955	8.00	14,944	10.00
Tier 1 capital to risk-weighted assets	29,023	15.54	4,981	4.00	7,472	6.00
Tier 1 leverage capital to average assets	29,023	12.70	7,314	4.00	9,143	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of June 30, 2012, our loans with interest rate floors totaled approximately $1.5 billion and had a weighted average floor rate of 5.35%.

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

The following table sets forth as of June 30, 2012, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value

+400	$80	--%	$(146,835)	(21.5)%
+300	(186)	(0.1)	(112,135)	(16.4)
+200	(377)	(0.2)	(72,980)	(10.7)
+100	(1,085)	(0.7)	(32,957)	(4.8)
0	--	--	--	--
-25	638	0.4	9,192	1.3
-50	21	--	10,557	1.5

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2012 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2012, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $435.5 million, representing a one-year cumulative gap to total assets ratio of 10.44%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2012 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$153,441	$11,449	$23,074	$2,803	$1,485	$40	$192,292
Fixed-rate mortgage loans	149,106	107,945	271,909	148,789	161,725	62,529	902,003
Adjustable-rate mortgage loans	407,435	153,584	357,170	211,960	3,024	--	1,133,173
Fixed-rate mortgage-backed securities	20,618	17,414	49,372	26,386	21,144	5,366	140,300
Adjustable-rate mortgage-backed securities	1,284	999	3,460	--	--	--	5,743
Fixed-rate commercial/agricultural loans	93,985	36,416	77,139	31,449	7,432	1,813	248,234
Adjustable-rate commercial/agricultural loans	439,795	13,209	36,922	13,564	1,032	--	504,522
Consumer and other loans	164,351	17,375	33,863	19,222	18,344	1,125	254,280
Investment securities and interest-earning deposits	367,477	61,780	51,793	26,348	45,059	64,523	616,980

Total rate sensitive assets	1,797,492	420,171	904,702	480,521	259,245	135,396	3,997,527

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	172,649	152,865	356,684	356,684	--	--	1,038,882
Money market deposit accounts	202,769	121,661	81,108	--	--	--	405,538
Certificates of deposit	563,411	341,069	215,253	66,537	3,038	18	1,189,326
FHLB advances	--	10,000	--	--	--	--	10,000
Other borrowings	--	--	--	--	--	--	--
Junior subordinated debentures	123,716	--	--	--	--	--	123,716
Retail repurchase agreements	94,010	--	--	--	--	--	94,010

Total rate sensitive liabilities	1,156,555	625,595	653,045	423,221	3,038	18	2,861,472

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$640,937	$(205,424)	$251,657	$57,300	$256,207	$135,378	$1,136,055

Cumulative excess (deficiency) of interest-sensitive assets	$640,937	$435,513	$687,170	$744,470	$1,000,677	$1,136,055	$1,136,055

Cumulative ratio of interest-earning assets to interest-bearing liabilities	155.42%	124.44%	128.22%	126.04%	134.97%	139.70%	139.70%

Interest sensitivity gap to total assets	15.36%	(4.92)%	6.03%	1.37%	6.14%	3.24%	27.23%

Ratio of cumulative gap to total assets	15.36%	10.44%	16.47%	17.84%	23.98%	27.23%	27.23%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(359) million, or (8.60%) of total assets at June 30, 2012.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2012, we did not sell any securities that were not registered under the Securities Act of 1933.

We did not have any repurchases of our common stock from January 1, 2012 through June 30, 2012.

Item 3.                      Defaults upon Senior Securities

Not Applicable.

Item 4.                      Mine Safety Disclosures

Not Applicable

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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Stockholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements. *

*Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 9, 2012	/s/Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 9, 2012	/s/Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)