Form 10-Q
period 2012-09-30
BANNER CORP
filed 2012-11-06
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012.
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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of October 31, 2012
Common Stock, $.01 par value per share			19,454,965 shares *

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

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011	4

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011	5

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011	6

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011	7

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	9

Selected Notes to the Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	53

Comparison of Financial Condition at September 30, 2012 and December 31, 2011	59

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011	60

Asset Quality	67

Liquidity and Capital Resources	71

Capital Requirements	72

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	74

Sensitivity Analysis	74

Item 4 - Controls and Procedures	78

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	79

Item 1A - Risk Factors	79

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	79

Item 3 - Defaults upon Senior Securities	79

Item 4 – Mine Safety Disclosures	79

Item 5 - Other Information	79

Item 6 - Exhibits	80

SIGNATURES	82

Special Note Regarding Forward-Looking Statements

Certain matters in this report on Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our future operations.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or any of our bank subsidiaries which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2012 and December 31, 2011

	September 30	December 31
ASSETS	2012	2011
Cash and due from banks	$203,756	$132,436
Securities—trading, amortized cost $92,017 and $112,663, respectively	72,593	80,727
Securities—available-for-sale, amortized cost $456,228 and $462,579, respectively	459,958	465,795
Securities—held-to-maturity, fair value $95,176 and $80,107, respectively	88,626	75,438
Federal Home Loan Bank stock	37,038	37,371
Loans receivable:
Held for sale	6,898	3,007
Held for portfolio	3,206,625	3,293,331
Allowance for loan losses	(78,783)	(82,912)
	3,134,740	3,213,426
Accrued interest receivable	16,118	15,570
Real estate owned, held for sale, net	20,356	42,965
Property and equipment, net	89,202	91,435
Intangible assets, net	4,740	6,331
Bank-owned life insurance (BOLI)	60,395	58,563
Deferred tax assets, net	41,474	—
Other assets	39,668	37,255
	$4,268,664	$4,257,312
LIABILITIES
Deposits:
Non-interest-bearing	$918,962	$777,563
Interest-bearing transaction and savings accounts	1,480,234	1,447,594
Interest-bearing certificates	1,087,176	1,250,497
	3,486,372	3,475,654
Advances from FHLB at fair value	10,367	10,533
Other borrowings	82,275	152,128
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	73,071	49,988
Accrued expenses and other liabilities	36,109	23,253
Deferred compensation	14,375	13,306
	3,702,569	3,724,862
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized; Series A – liquidation preference $1,000 per share, 73,416 and 124,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	72,242	120,702
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 19,454,879 shares issued: 19,420,539 shares and 17,519,132 shares outstanding at September 30, 2012 and December 31, 2011, respectively	567,659	531,149
Accumulated deficit	(74,212)	(119,465)
Accumulated other comprehensive income	2,393	2,051
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost 34,340 restricted shares outstanding at September 30, 2012 and December 31, 2011	(1,987)	(1,987)
	566,095	532,450
	$4,268,664	$4,257,312
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
INTEREST INCOME:
Loans receivable	$43,953	$45,641	$131,981	$139,242
Mortgage-backed securities	1,089	799	3,011	2,533
Securities and cash equivalents	2,132	3,121	6,645	7,337
	47,174	49,561	141,637	149,112
INTEREST EXPENSE:
Deposits	3,536	6,169	12,019	20,995
FHLB advances	64	64	191	306
Other borrowings	71	559	694	1,706
Junior subordinated debentures	805	1,041	2,619	3,120
	4,476	7,833	15,523	26,127
Net interest income before provision for loan losses	42,698	41,728	126,114	122,985
PROVISION FOR LOAN LOSSES	3,000	5,000	12,000	30,000
Net interest income	39,698	36,728	114,114	92,985
OTHER OPERATING INCOME:
Deposit fees and other service charges	6,681	6,096	18,833	17,068
Mortgage banking operations	3,397	1,401	8,901	3,218
Loan servicing fees, net of amortization and impairment	377	289	937	942
Miscellaneous	1,146	586	2,182	1,448
	11,601	8,372	30,853	22,676
Gain on sale of securities	19	—	48	—
Other-than-temporary impairment recovery (loss)	(409)	3,000	(409)	3,000
Net change in valuation of financial instruments carried at fair value	473	(1,032)	(16,901)	1,163
Total other operating income	11,684	10,340	13,591	26,839
OTHER OPERATING EXPENSES:
Salary and employee benefits	19,614	18,226	58,514	53,769
Less capitalized loan origination costs	(2,655)	(1,929)	(7,652)	(5,597)
Occupancy and equipment	5,811	5,352	16,492	16,182
Information/computer data services	1,807	1,547	5,068	4,635
Payment and card processing expenses	2,335	2,132	6,341	5,718
Professional services	993	1,950	3,561	4,807
Advertising and marketing	1,897	1,602	5,613	5,245
Deposit insurance	791	1,299	2,970	4,657
State/municipal business and use taxes	582	553	1,715	1,591
REO operations	(1,304)	6,698	3,263	17,897
Amortization of core deposit intangibles	508	554	1,583	1,721
Miscellaneous	2,976	3,054	9,466	8,812
Total other operating expenses	33,355	41,038	106,934	119,437
Income before provision for income taxes	18,027	6,030	20,771	387
PROVISION FOR (BENEFIT FROM) INCOME TAXES	2,407	—	(29,423)	—
NET INCOME	15,620	6,030	50,194	387
PREFERRED STOCK DIVIDEND, DISCOUNT ACCRETION AND GAINS
Preferred stock dividend	1,227	1,550	4,327	4,650
Preferred stock discount accretion	1,216	425	2,124	1,276
Gain on repurchase and retirement of preferred stock	(2,070)	—	(2,070)	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$15,247	$4,055	$45,813	$(5,539)
Earnings (loss) per common share:
Basic	$0.80	$0.24	$2.49	$(0.33)
Diluted	$0.79	$0.24	$2.48	$(0.33)
Cumulative dividends declared per common share:	$0.01	$0.01	$0.03	$0.09
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
NET INCOME	$15,620	$6,030	$50,194	$387
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding gain during the period, net of deferred income tax provision of $228, $0, $179 and $0, respectively	422	651	335	1,940
Amortization of unrealized gain on tax exempt securities transferred from available-for-sale to held-to-maturity	2	3	7	12
Other comprehensive income	424	654	342	1,952
COMPREHENSIVE INCOME	$16,044	$6,684	$50,536	$2,339

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Nine Months Ended September 30, 2012

	Preferred Stock		Common Stock and Paid in Capital		(Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2012	124,000	$120,702	17,519,132	$529,162	$(119,465)	$2,051	$532,450
Net income					50,194		50,194
Change in valuation of securities—available-for-sale, net of income tax						335	335
Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						7	7
Accretion of preferred stock discount		2,124			(2,124)		—
Accrual of dividends on preferred stock					(4,327)		(4,327)
Repurchase of preferred stock	(50,584)	(50,584)			2,070		(48,514)
Accrual of dividends on common stock ($.03/share cumulative)					(560)		(560)
Proceeds from issuance of common stock for stockholder reinvestment program			1,814,234	36,314			36,314
Amortization of compensation related to restricted stock grant			87,173	189			189
Amortization of compensation related to stock options				7			7
BALANCE, September 30, 2012	73,416	$72,242	19,420,539	$565,672	$(74,212)	$2,393	$566,095

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Year Ended December 31, 2011

	Preferred Stock		Common Stock and Paid in Capital		(Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2011	124,000	$119,000	16,130,441	$507,470	$(115,348)	$350	$511,472
Net income					5,457		5,457
Change in valuation of securities—available-for-sale, net of income tax						1,685	1,685
Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						16	16
Accretion of preferred stock discount		1,701			(1,701)		—
Accrual of dividends on preferred stock					(6,200)		(6,200)
Accrual of dividends on common stock ($.10/share cumulative)					(1,673)		(1,673)
Proceeds from issuance of common stock for stockholder reinvestment program			1,372,625	21,556			21,556
Amortization of compensation related to restricted stock grant			16,066	111			111
Amortization of compensation related to stock options				25			25
Other		1					1
BALANCE, December 31, 2011	124,000	$120,702	17,519,132	$529,162	$(119,465)	$2,051	$532,450

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30
	2012	2011
OPERATING ACTIVITIES:
Net income	$50,194	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,048	6,509
Deferred income and expense, net of amortization	1,871	1,207
Amortization of core deposit intangibles	1,583	1,721
Other-than-temporary impairment (recovery) or loss	409	(3,000)
Net change in valuation of financial instruments carried at fair value	16,901	(1,163)
Purchases of securities-trading	(2,161)	—
Proceeds from sales of securities-trading	2,170	—
Principal repayments and maturities of securities—trading	13,838	11,305
Increase in deferred taxes	(41,474)	—
Increase in current taxes payable	10,177	—
Equity-based compensation	195	91
Increase in cash surrender value of bank-owned life insurance	(1,489)	(1,405)
Gain on sale of loans, net of capitalized servicing rights	(6,117)	(1,992)
(Gain) loss on disposal of real estate held for sale and property and equipment	(3,645)	1,254
Provision for losses on loans and real estate held for sale	16,451	42,407
Origination of loans held for sale	(369,251)	(186,341)
Proceeds from sales of loans held for sale	371,477	187,830
Net change in:
Other assets	(2,000)	16,308
Other liabilities	3,678	(677)
Net cash provided from operating activities	68,855	74,441
INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(299,985)	(420,910)
Principal repayments and maturities of available-for-sale securities	290,440	224,716
Proceeds from sales of securities available-for-sale	13,282	13,179
Purchases of securities held-to-maturity	(16,115)	(11,303)
Principal repayments and maturities of securities held-to-maturity	2,800	7,066
Principal repayments of loans, net of originations	63,755	92,156
Purchases of loans and participating interest in loans	(4,863)	(620)
Purchases of property and equipment	(3,823)	(2,486)
Proceeds from sale of real estate held for sale, net	33,516	66,653
Other	(8)	(169)
Net cash provided from (used by) investing activities	78,999	(31,718)
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	10,718	(53,764)
Repayment of FHLB advances	(4)	(32,804)
Decrease in other borrowings, net	(69,853)	(36,109)
Cash dividends paid	(5,195)	(7,107)
Cash proceeds from issuance of stock for stockholder reinvestment plan	36,314	13,736
Repurchase of preferred stock	(48,514)	—
Net cash used by financing activities	(76,534)	(116,048)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	71,320	(73,325)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	132,436	361,652
CASH AND DUE FROM BANKS, END OF PERIOD	$203,756	$288,327
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30
	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$16,585	$28,231
Taxes paid (received) in cash	2,579	(13,048)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	11,632	45,880

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

Income Tax Reporting and Accounting:

Amended Federal Income Tax Returns:  On October 25, 2011, the Company filed amended federal income tax returns for tax years 2005, 2006, 2008 and 2009.  The amended tax returns, which are under review by the Internal Revenue Service (IRS), could significantly affect the timing for recognition of credit losses within previously filed income tax returns and, if approved, would result in the refund of up to $13.6 million of previously paid taxes from the utilization of net operating loss carryback claims into prior tax years.  The outcome of the IRS review is inherently uncertain, and since there can be no assurance of approval of some or all of the tax carryback claims, no asset has been recognized to reflect the possible results of these amendments as of September 30, 2012, because of this uncertainty.  Accordingly, the Company does not anticipate recognizing any tax benefit until the results of the IRS review have been determined.

Deferred Tax Asset Valuation Allowance:  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of Banner’s deferred tax assets will not be realized.  During the quarter ended September 30, 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a full valuation allowance against the net asset.  At each subsequent quarter-end, the Company has re-analyzed that position and the Company continued to maintain a full valuation allowance through March 31, 2012.  During the quarter ended June 30, 2012, management analyzed the Company’s performance and trends over the previous five quarters, focusing strongly on trends in asset quality, loan loss provisioning, capital position, net interest margin, core operating income and net income.  Based on this analysis, management determined that a full valuation allowance was no longer appropriate and reversed nearly all of the valuation allowance.  The Company utilized $4.0 million of the remaining $7.0 million in valuation allowance to offset a portion of its tax expense in the third quarter of 2012 and anticipates utilizing the remaining $3.0 million to offset tax expense in the fourth quarter of 2012.  The ultimate utilization of the remaining valuation allowance and realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.  Management considers the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making its assessment to reverse the deferred tax valuation allowance.  As a result, the valuation allowance decreased to $3.0 million at September 30, 2012 from $38.2 million at December 31, 2011.  See Note 12 of the Selected Notes to the Consolidated Financial Statements for more information.

Stockholder Equity Transactions:

Restricted Stock Grants:  On April 24, 2012, shareholders approved the Banner Corporation 2012 Restricted Stock Plan (the Plan).  Under the Plan, the Company was authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner and its affiliates.  Shares granted under the Plan have a minimum vesting period of three years.  The Plan shall continue in effect for a term of ten years, after which no further awards may be granted.  Concurrent with the approval of the Plan was the approval of a grant of $300,000 of restricted stock (14,535 restricted shares) that will vest in one-third increments over a three-year period to Mark J. Grescovich, President and Chief Executive Officer of Banner Corporation and Banner Bank.  Subsequent to that initial issuance from this new plan was the issuance of 77,500 additional shares to certain other officers of the Company. All of these shares also vest in one-third annual increments over the subsequent three-year period following the grant.

Preferred Stock:  On March 29, 2012, the Company’s $124 million of senior preferred stock with a liquidation value of $1,000 per share, originally issued to the U.S. Treasury as part of its Capital Purchase Program, was sold by the Treasury as part of its efforts to manage and recover its investments under the Troubled Asset Relief Program (TARP).  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company’s capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  The Treasury retained its related warrants to purchase up to $18.6 million in Banner common stock. During the third quarter of 2012, the Company repurchased 50,584 shares or 41% of its preferred stock in private transactions for $48.5 million at an average price of $959 per share. As a result, the Company realized gains of $2.1 million on the repurchases, which was partially offset by accelerated amortization of a portion of the initial discount recorded at the issuance of the preferred shares. In addition, the accrual of the quarterly dividend was reduced by the retirement of the repurchased shares.

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED

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

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	September 30 2012	December 31 2011	September 30 2011
Interest-bearing deposits included in cash and due from banks	$143,251	$69,758	$234,824
U.S. Government and agency obligations	159,885	341,606	292,012
Municipal bonds:
Taxable	26,742	18,497	15,220
Tax exempt	106,171	88,963	92,432
Total municipal bonds	132,913	107,460	107,652
Corporate bonds	40,505	42,565	52,238
Mortgage-backed or related securities:
Fannie Mae (FNMA)	158,334	66,519	47,177
Freddie Mac (FHLMC)	65,661	42,001	25,350
Ginnie Mae (GNMA)	29,665	19,572	20,815
Private issuer	1,412	1,835	2,589
Total mortgage-backed or related securities	255,072	129,927	95,931
Asset-backed securities:
Student Loan Marketing Association (SLMA)	32,752	—	—
Equity securities (excludes FHLB stock)	50	402	545
Total securities	621,177	621,960	548,378
FHLB stock	37,038	37,371	37,371
	$801,466	$729,089	$820,573

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at September 30, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

	September 30, 2012			December 31, 2011
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,380	$1,642	2.3%	$2,401	$2,635	3.3%
Municipal bonds:
Taxable	—	—	—	391	420	0.5
Tax exempt	5,439	5,535	7.6	5,431	5,542	6.9
Total municipal bonds	5,439	5,535	7.6	5,822	5,962	7.4
Corporate bonds	57,820	35,180	48.4	63,502	35,055	43.4
Mortgage-backed or related securities:
FNMA	19,383	21,543	29.7	23,489	25,427	31.5
FHLMC	7,981	8,643	11.9	10,535	11,246	13.9
Total mortgage-backed or related securities	27,364	30,186	41.6	34,024	36,673	45.4
Equity securities	14	50	0.1	6,914	402	0.5
	$92,017	$72,593	100.0%	$112,663	$80,727	100.0%

There were three sales of securities—trading totaling $2.2 million with a resulting gain of $10,000 during the nine months ended September 30, 2012. There were no sales of securities—trading during the nine months ended September 30, 2011.  The Company recognized $409,000 in OTTI charges on securities—trading related to certain equity securities issued by government sponsored entities during the nine months ended September 30, 2012 and no OTTI charges during the nine months ended September 30, 2011.  At September 30, 2012, there were no securities—trading in a nonaccrual status.  At September 30, 2011, there was one single-issuer trust preferred security that was on nonaccrual; however, subsequently, deferred and current payments have been received, removing the security from nonaccrual status.

The amortized cost and estimated fair value of securities—trading at September 30, 2012 and December 31, 2011, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$1,000	$1,009
Due after one year through five years	1,543	1,614	1,545	1,626
Due after five years through ten years	4,076	4,101	4,087	4,123
Due after ten years through twenty years	1,626	1,645	6,544	6,184
Due after twenty years	57,394	34,997	58,549	30,710
	64,639	42,357	71,725	43,652
Mortgage-backed securities	27,364	30,186	34,024	36,673
Equity securities	14	50	6,914	402
	$92,017	$72,593	$112,663	$80,727

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at September 30, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$157,662	$584	$(4)	$158,242	34.4%
Municipal bonds:
Taxable	15,940	268	(41)	16,167	3.5
Tax exempt	23,571	269	(4)	23,836	5.2
Total municipal bonds	39,511	537	(45)	40,003	8.7
Corporate bonds	4,027	48	—	4,075	0.9
Mortgage-backed or related securities:
FNMA	135,929	1,276	(414)	136,791	29.7
FHLMC	56,631	476	(89)	57,018	12.4
GNMA	28,533	1,211	(79)	29,665	6.5
Private issuer	1,329	83	—	1,412	0.3
Total mortgage-backed or related securities	222,422	3,046	(582)	224,886	48.9
Asset-backed securities:
SLMA	32,606	194	(48)	32,752	7.1
	$456,228	$4,409	$(679)	$459,958	100.0%

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$338,165	$862	$(56)	$338,971	72.8%
Municipal bonds:
Taxable	10,358	225	(2)	10,581	2.3
Tax exempt	16,535	210	(16)	16,729	3.6
Total municipal bonds	26,893	435	(18)	27,310	5.9
Corporate bonds	6,240	20	—	6,260	1.3
Mortgage-backed or related securities:
FHLMC	30,504	284	(33)	30,755	6.6
FNMA	40,897	310	(115)	41,092	8.8
GNMA	18,145	1,427	—	19,572	4.2
Private issuer	1,735	100	—	1,835	0.4
Total mortgage-backed or related securities	91,281	2,121	(148)	93,254	20.0
	$462,579	$3,438	$(222)	$465,795	100.0%

At September 30, 2012 and December 31, 2011, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$11,054	$(4)	$—	$—	$11,054	$(4)
Municipal bonds:
Taxable	5,224	(41)	—	—	5,224	(41)
Tax exempt	2,519	(4)	—	—	2,519	(4)
Total municipal bonds	7,743	(45)	—	—	7,743	(45)
Mortgage-backed or related securities:
FNMA	48,467	(414)	—	—	48,467	(414)
FHLMC	17,239	(89)	—	—	17,239	(89)
GNMA	9,417	(79)	—	—	9,417	(79)
Total mortgage-backed or related securities	75,123	(582)	—	—	75,123	(582)
Asset-backed securities:
SLMA	5,013	(48)	—	—	5,013	(48)
	$98,933	$(679)	$—	$—	$98,933	$(679)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$74,326	$(56)	$—	$—	$74,326	$(56)
Municipal bonds:
Taxable	3,599	(2)	—	—	3,599	(2)
Tax exempt	4,075	(16)	—	—	4,075	(16)
Total municipal bonds	7,674	(18)	—	—	7,674	(18)
Mortgage-backed or related securities:
FNMA	27,332	(115)	—	—	27,332	(115)
FHLMC	6,556	(33)	—	—	6,556	(33)
Total mortgage-backed or related securities	33,888	(148)	—	—	33,888	(148)
	$115,888	$(222)	$—	$—	$115,888	$(222)

Proceeds from the sale of three securities—available-for-sale during the nine months ended September 30, 2012 were $13.3 million with a resulting gain of $38,000 compared to proceeds of $13.2 million from the sale of three securities with no resulting gain or loss during the nine months ended September 30, 2011.  At September 30, 2012, there were 23 securities—available for sale with unrealized losses, compared to 26 securities at December 31, 2011.  Management does not believe that any individual unrealized loss as of September 30, 2012 represents OTTI.  The decline in fair market values of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available-for-sale at September 30, 2012 and December 31, 2011, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$17,266	$17,301	$19,520	$19,602
Due after one year through five years	157,169	158,130	312,862	313,930
Due after five years through ten years	37,693	37,776	38,916	39,009
Due after ten years through twenty years	21,678	21,865	—	—
Due after twenty years	—	—	—	—
	233,806	235,072	371,298	372,541
Mortgage-backed securities	222,422	224,886	91,281	93,254
	$456,228	$459,958	$462,579	$465,795

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at September 30, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$10,575	$462	$(91)	$10,946	11.5%
Tax exempt	76,801	6,179	—	82,980	87.2
Total municipal bonds	87,376	6,641	(91)	93,926	98.7
Corporate bonds	1,250	—	—	1,250	1.3
	$88,626	$6,641	$(91)	$95,176	100.0%

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$7,496	$390	$—	$7,886	9.8%
Tax exempt	66,692	4,281	—	70,973	88.6
Total municipal bonds	74,188	4,671	—	78,859	98.4
Corporate bonds	1,250	—	(2)	1,248	1.6
	$75,438	$4,671	$(2)	$80,107	100.0%

At September 30, 2012 and December 31, 2011, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$4,238	$(91)	$—	$—	$4,238	$(91)
	$4,238	$(91)	$—	$—	$4,238	$(91)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$—	—	$498	$(2)	$498	$(2)
	$—	—	$498	$(2)	$498	$(2)

There were no sales of securities—held-to-maturity during the nine months ended September 30, 2012 and 2011.  The Company recognized no OTTI charges on securities—held-to-maturity during the nine months ended September 30, 2012. During the same period in 2011, we did recognize $3.0 million from the recovery of one security—held-to-maturity which had previously been charged off as OTTI in the previous year; however, there were no other OTTI charges for the nine months ended September 30, 2011.  As of September 30, 2012, there were no securities—held-to-maturity in a nonaccrual status.  There were two securities—held-to-maturity with unrealized losses at September 30, 2012 and December 31, 2011, respectively.  Management does not believe that any individual unrealized loss as of September 30, 2012 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—held-to-maturity at September 30, 2012 and December 31, 2011, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,152	$4,164	$2,707	$2,768
Due after one year through five years	14,539	15,332	14,420	15,150
Due after five years through ten years	11,395	11,823	9,726	10,254
Due after ten years through twenty years	56,248	61,334	46,741	49,936
Due after twenty years	2,292	2,523	1,844	1,999
	$88,626	$95,176	$75,438	$80,107

Pledged Securities: The following table presents, as of September 30, 2012, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$92,740	$99,358
Interest rate swap counterparties	10,841	11,025
Retail repurchase agreements	101,315	104,036
Other	5,976	6,149
Total pledged securities	$210,872	$220,568

Note 6:  FHLB STOCK

The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.  For the three and nine months ended September 30, 2012 and 2011, the Banks did not receive any dividend income on FHLB stock.  At September 30, 2012 and December 31, 2011, respectively, the Company had recorded $37.0 million and $37.4 million in FHLB stock.  This stock is generally viewed as a long-term investment and is carried at par.  It does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Management periodically evaluates FHLB stock for impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, as of September 30, 2012, the Company has not recorded an impairment on its investment in FHLB stock.  However, deterioration in the FHLB's financial position could result in impairment in the value of those securities.  In addition, on October 25, 2010, the FHLB of Seattle received a Consent Order from the FHFA.  The FHLB of Seattle reported, in its earnings release for the quarter ended June 30, 2012, that it continues to address the requirements of the Consent Agreement and that, as of June 30, 2012, it met all minimum financial metrics required under the Consent Agreement.  Further, the FHLB of Seattle announced September 7, 2012 that the FHFA now considers the FHLB of Seattle to be adequately capitalized. Any dividends on, or repurchases of, the FHLB of Seattle stock continue to require consent of the FHFA. The FHFA recently approved the FHLB of Seattle repurchase of a portion of its stock and $333,000 of FHLB of Seattle stock was purchased from Banner Bank on September 24, 2012. The Company will continue to monitor the financial condition of the FHLB of Seattle as it relates to, among other things, the recoverability of Banner’s investment.

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

Loans receivable, including loans held for sale, at September 30, 2012, December 31, 2011 and September 30, 2011 are summarized as follows (dollars in thousands):

	September 30, 2012		December 31, 2011		September 30, 2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate
Owner-occupied	$477,871	14.9%	$469,806	14.2%	$474,863	14.7%
Investment properties	604,265	18.8	621,622	18.9	586,652	18.2
Multifamily real estate	138,716	4.3	139,710	4.2	134,146	4.2
Commercial construction	28,598	0.9	42,391	1.3	38,124	1.2
Multifamily construction	14,502	0.5	19,436	0.6	16,335	0.5
One- to four-family construction	163,521	5.1	144,177	4.4	145,776	4.5
Land and land development
Residential	79,932	2.5	97,491	3.0	96,875	3.0
Commercial	14,242	0.4	15,197	0.5	19,173	0.6
Commercial business	603,606	18.8	601,440	18.2	580,876	18.0
Agricultural business, including secured by farmland	219,084	6.8	218,171	6.6	211,571	6.6
One- to four-family real estate	594,413	18.5	642,501	19.5	639,909	19.8
Consumer	103,393	3.2	103,347	3.1	98,794	3.1
Consumer secured by one- to four-family	171,380	5.3	181,049	5.5	182,152	5.6
Total consumer	274,773	8.5	284,396	8.6	280,946	8.7
Total loans outstanding	3,213,523	100.0%	3,296,338	100.0%	3,225,246	100.0%
Less allowance for loan losses	(78,783)		(82,912)		(86,128)
Net loans	$3,134,740		$3,213,426		$3,139,118

Loan amounts are net of unearned, unamortized loan fees (and costs) of $9 million, as of September 30, 2012, and $10 million as of December 31, 2011 and September 30, 2011.

The Company’s loans by geographic concentration at September 30, 2012 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate
Owner-occupied	$360,406	$53,929	$58,799	$4,737	$477,871
Investment properties	471,723	81,874	44,187	6,481	604,265
Multifamily real estate	117,769	13,190	7,436	321	138,716
Commercial construction	20,030	4,998	2,159	1,411	28,598
Multifamily construction	9,498	5,004	—	—	14,502
One- to four-family construction	88,350	73,375	1,796	—	163,521
Land and land development
Residential	39,181	38,781	1,970	—	79,932
Commercial	9,205	3,107	1,930	—	14,242
Commercial business	387,598	75,609	59,461	80,938	603,606
Agricultural business, including secured by farmland	109,099	45,418	64,567	—	219,084
One- to four-family real estate	365,510	201,898	24,542	2,463	594,413
Consumer	66,837	31,154	5,402	—	103,393
Consumer secured by one- to four- family	116,127	43,054	11,668	531	171,380
Total consumer	182,964	74,208	17,070	531	274,773
Total loans	$2,161,333	$671,391	$283,917	$96,882	$3,213,523
Percent of total loans	67.3%	20.9%	8.8%	3.0%	100.0%

The geographic concentrations of the Company’s land and land development loans by state at September 30, 2012 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$6,229	$15,820	$1,710	$23,759
Improved land and lots	22,727	20,273	260	43,260
Unimproved land	10,225	2,688	—	12,913
Commercial:
Acquisition and development	1,370	—	484	1,854
Improved land and lots	3,470	138	558	4,166
Unimproved land	4,365	2,969	888	8,222
Total land and land development loans	$48,386	$41,888	$3,900	$94,174
Percent of land and land development loans	51.4%	44.5%	4.1%	100.0%

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, at September 30, 2012, December 31, 2011 and September 30, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011	September 30, 2011
Fixed-rate (term to maturity):
Due in one year or less	$185,379	$216,782	$194,153
Due after one year through three years	168,307	250,715	237,087
Due after three years through five years	168,348	182,647	170,747
Due after five years through ten years	165,973	157,559	162,461
Due after ten years	456,758	502,196	494,989
Total fixed-rate loans	1,144,765	1,309,899	1,259,437
Adjustable-rate (term to rate adjustment):
Due in one year or less	1,283,783	1,200,182	1,172,572
Due after one year through three years	291,778	425,309	431,373
Due after three years through five years	441,773	336,382	336,984
Due after five years through ten years	45,951	23,618	23,932
Due after ten years	5,473	948	948
Total adjustable-rate loans	2,068,758	1,986,439	1,965,809
Total loans	$3,213,523	$3,296,338	$3,225,246

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to various prime (The Wall Street Journal) or LIBOR rates, One to Five Year Constant Maturity Treasury Indices or FHLB advance rates.  Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that were primarily utilized to fund these loans.

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

The amount of impaired loans and the related allocated reserve for loan losses as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate
Owner-occupied	$2,895	$111	$4,306	$281
Investment properties	2,679	62	4,920	626
Multifamily real estate	—	—	362	11
Commercial construction	—	—	949	—
One- to four-family construction	3,271	40	6,622	1,921
Land and land development
Residential	3,840	519	19,060	1,485
Commercial	340	9	1,100	45
Commercial business	6,158	220	13,460	1,871
Agricultural business/farmland	645	66	1,896	629
One- to four-family residential	14,234	571	17,408	243
Consumer	1,168	13	1,115	62
Consumer secured by one- to four-family	1,403	25	1,790	23
Total consumer	2,571	38	2,905	85
Total nonaccrual loans	$36,633	$1,636	$72,988	$7,197
Past due and still accruing	2,078	3	2,324	19
TDRs on accrual status	62,438	6,523	54,533	3,100
Total impaired loans	$101,149	$8,162	$129,845	$10,316

As of September 30, 2012, the Company had additional commitments to advance funds up to an amount of $2.6 million related to TDRs.

The following tables provide additional information on impaired loans with and without specific allowance reserves as of September 30, 2012 and December 31, 2011 (in thousands):

	At or For the Nine Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate
Owner-occupied	$2,186	$2,437	$134	$2,355	$—
Investment properties	649	886	96	769	—
Multifamily real estate	2,134	2,134	433	2,137	—
One- to four-family construction	5,816	5,878	516	5,066	118
Land and land development
Residential	2,383	2,994	467	3,094	15
Commercial	46	46	9	46	—
Commercial business	3,728	3,924	810	3,810	1
Agricultural business/farmland	645	1,328	66	923	—
One- to four-family residential	22,220	23,585	201	22,530	17
Consumer	953	1,053	13	1,048	—
Consumer secured by one- to four-family	1,642	2,061	54	1,773	12
	42,402	46,326	2,799	43,551	163
With a specific allowance reserve (2)
Commercial real estate
Owner-occupied	$2,481	$2,481	$4	$2,500	$—
Investment properties	9,386	10,372	951	9,642	—
Multifamily real estate	5,000	5,000	1,414	5,000	—
One- to-four family construction	6,384	6,460	667	5,181	131
Land and land development
Residential	7,342	11,535	772	7,894	—
Commercial	294	454	—	383	—
Commercial business	6,115	7,447	383	7,683	—
One- to four-family residential	20,719	21,277	1,139	19,970	38
Consumer	727	743	33	743	—
Consumer secured by one- to four-family	299	398	—	294	—
	58,747	66,167	5,363	59,290	169
Total
Commercial real estate
Owner-occupied	$4,667	$4,918	$138	$4,855	$—
Investment properties	10,035	11,258	1,047	10,411	—
Multifamily real estate	7,134	7,134	1,847	7,137	—
One- to four-family construction	12,200	12,338	1,183	10,247	249
Land and land development
Residential	9,725	14,529	1,239	10,988	15
Commercial	340	500	9	429	—
Commercial business	9,843	11,371	1,193	11,493	1
Agricultural business/farmland	645	1,328	66	923	—
One- to four-family residential	42,939	44,862	1,340	42,500	55
Consumer	1,680	1,796	46	1,791	—
Consumer secured by one- to four-family	1,941	2,459	54	2,067	12
	$101,149	$112,493	$8,162	$102,841	$332

	At or For the Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate
Owner-occupied	$852	$853	$78	$874	$—
Investment properties	1,576	1,618	261	1,728	9
Multifamily real estate	452	452	6	456	32
One- to four-family construction	5,429	5,488	437	5,580	242
Land and land development
Residential	4,064	4,679	1,176	4,524	99
Commercial	645	645	45	616	—
Commercial business	5,173	5,535	932	5,587	81
Agricultural business/farmland	412	632	37	529	—
One- to four-family residential	27,529	28,121	277	27,933	919
Consumer	559	666	5	624	7
Consumer secured by one- to four-family	1,707	2,162	29	2,042	22
	48,398	50,851	3,283	50,493	1,411
With a specific allowance reserve (2)
Commercial real estate
Owner-occupied	$3,643	$4,013	$207	$3,901	$13
Investment properties	11,750	14,200	1,485	13,471	424
Multifamily real estate	1,997	1,997	11	1,967	82
Commercial construction	949	1,493	—	1,465	—
One- to-four family construction	9,556	9,821	1,998	9,185	277
Land and land development
Residential	20,331	34,068	616	36,747	220
Commercial	454	454	—	454	—
Commercial business	12,889	13,333	1,404	13,721	144
Agricultural business/farmland	1,483	1,671	592	1,855	—
One- to four-family residential	16,877	18,301	658	17,555	469
Consumer	915	915	62	881	18
Consumer secured by one- to four-family	603	630	—	585	—
	81,447	100,896	7,033	101,787	1,647
Total
Commercial real estate
Owner-occupied	$4,495	$4,866	$285	$4,775	$13
Investment properties	13,326	15,818	1,746	15,199	433
Multifamily real estate	2,449	2,449	17	2,423	114
Commercial construction	949	1,493	—	1,465	—
One- to four-family construction	14,985	15,309	2,435	14,765	519
Land and land development
Residential	24,395	38,747	1,792	41,271	319
Commercial	1,099	1,099	45	1,070	—
Commercial business	18,062	18,868	2,336	19,308	225
Agricultural business/farmland	1,895	2,303	629	2,384	—
One- to four-family residential	44,406	46,422	935	45,488	1,388
Consumer	1,474	1,581	67	1,505	25
Consumer secured by one- to four-family	2,310	2,792	29	2,627	22
	$129,845	$151,747	$10,316	$152,280	$3,058

(Footnotes on following page)

Footnotes for Tables of Impaired Loans with and without Specific Allowance Reserves

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

Troubled Debt Restructures. Some of the Company’s loans are reported as troubled debt restructurings (TDRs).  Loans are reported as TDRs when the bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  As a result of these concessions, restructured loans are impaired as the bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  Loans identified as TDRs are accounted for in accordance with the Banks’ impaired loan accounting policies.

The following tables present TDRs at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial real estate
Owner-occupied	$1,772	$1,111	$2,883
Investment properties	7,357	1,448	8,805
Multifamily real estate	7,134	—	7,134
One-to-four family construction	8,929	2,518	11,447
Land and land development
Residential	5,884	210	6,094
Commercial	—	—	—
Commercial business	3,669	274	3,943
One- to four-family residential	26,668	2,911	29,579
Consumer	491	398	889
Consumer secured by one-to-four family	534	502	1,036
Total consumer	1,025	900	1,925
	$62,438	$9,372	$71,810

	December 31, 2011
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial real estate
Owner-occupied	$—	$142	$142
Investment properties	7,751	1,822	9,573
Multifamily real estate	2,088	—	2,088
One-to-four family construction	8,362	271	8,633
Land and land development
Residential	5,334	557	5,891
Commercial	—	949	949
Commercial business	4,401	—	4,401
One- to four-family residential	23,291	3,086	26,377
Consumer	2,935	3,974	6,909
Consumer secured by one-to-four family	371	549	920
Total consumer	3,306	4,523	7,829
	$54,533	$11,350	$65,883

Loans may be restructured or modified for multiple reasons and the types of restructures that occur can include modifications of: interest rates, payment amount, maturity date, or provide for periods of reduced payments or forgiveness of portions of interest or principal due.  Our TDRs have generally not involved forgiveness of amounts due, but almost always include a modification of multiple factors; the most common combination including interest rate, payment amount and maturity date.

The following tables present new TDRs that occurred during the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate
Owner occupied	1	$946	$946	1	$946	$946
Investment properties	3	2,784	2,784	6	3,708	3,708
Multifamily real estate	—	—	—	2	5,054	5,054
One-to-four family construction	11	1,711	1,711	19	4,504	4,504
Land and land development- residential	—	—	—	6	2,059	2,059
Commercial business	3	94	94	9	1,309	1,309
One- to four-family residential	1	153	153	18	9,182	9,182
Consumer	—	—	—	4	371	371
	19	$5,688	$5,688	65	$27,133	$27,133

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate
Owner-occupied	—	$—	$—	1	$189	$189
Investment properties	—	—	—	3	1,976	1,976
Multifamily real estate	1	455	455	3	2,452	2,452
One-to-four family construction	5	1,566	1,566	8	3,848	3,848
Land and land development - residential	3	681	681	3	681	681
Commercial business	2	855	645	3	905	695
One- to four-family residential	—	—	—	4	1,097	1,097
Consumer	—	—	—	3	136	136
	11	$3,557	$3,347	28	$11,284	$11,074

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

The following table presents TDRs which incurred a payment default within twelve months of the restructure date during the three and nine-month periods ended September 30, 2012 and 2011 (in thousands).  A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Commercial real estate-owner occupied	$—	$—	$1,358	$—
Land and land development - residential	—	2,227	—	2,227
One- to four-family residential	—	—	559	873
Total	$—	$2,227	$1,917	$3,100

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the nine months ended September 30, 2012.

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

Risk Rating 8: Doubtful
A credit with an extremely high probability of loss is risk rated 8.  These credits have all the same critical weaknesses that are found in a substandard loan; however, the weaknesses are elevated to the point that based upon current information, collection or liquidation in full is improbable.  While some loss on doubtful credits is expected, pending events may strengthen a credit making the amount and timing of any loss indeterminable.  In these situations taking the loss is inappropriate until it is clear that the pending event has failed to strengthen the credit and improve the capacity to repay debt.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four- Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,018,552	$131,782	$263,281	$560,320	$217,084	$571,146	$268,463	$3,030,628
Special mention	19,223	—	3,267	13,482	331	440	151	36,894
Substandard	44,361	6,934	34,189	29,804	1,669	22,827	6,159	145,943
Doubtful	—	—	58	—	—	—	—	58
Loss	—	—	—	—	—	—	—	—
Total loans	$1,082,136	$138,716	$300,795	$603,606	$219,084	$594,413	$274,773	$3,213,523
Performing loans	$1,076,562	$138,716	$293,345	$597,433	$218,438	$578,142	$272,176	$3,174,812
Non-performing loans	5,574	—	7,450	6,173	646	16,271	2,597	38,711
Total loans	$1,082,136	$138,716	$300,795	$603,606	$219,084	$594,413	$274,773	$3,213,523

	December 31, 2011
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,003,990	$132,108	$257,685	$542,625	$213,512	$607,793	$276,642	$3,034,355
Special mention	29,751	5,000	3,359	13,447	923	772	402	53,654
Substandard	57,687	2,602	57,648	45,032	3,736	33,936	7,352	207,993
Doubtful	—	—	—	336	—	—	—	336
Loss	—	—	—	—	—	—	—	—
Total loans	$1,091,428	$139,710	$318,692	$601,440	$218,171	$642,501	$284,396	$3,296,338
Performing loans	$1,082,202	$139,348	$290,961	$587,976	$216,275	$622,946	$281,318	$3,221,026
Non-performing loans (2)	9,226	362	27,731	13,464	1,896	19,555	3,078	75,312
Total loans	$1,091,428	$139,710	$318,692	$601,440	$218,171	$642,501	$284,396	$3,296,338

(1)The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of September 30, 2012 and December 31, 2011, in the commercial business category, $70 million and $58 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate
Owner-occupied	$846	$1,684	$938	$3,468	$474,403	$477,871	$—
Investment properties	—	—	1,418	1,418	602,847	604,265	—
Multifamily real estate	—	—	—	—	138,716	138,716	—
Commercial construction	—	—	—	—	28,598	28,598	—
Multifamily construction	—	—	—	—	14,502	14,502	—
One-to-four-family construction	—	—	243	243	163,278	163,521	—
Land and land development
Residential	—	389	3,630	4,019	75,913	79,932	—
Commercial	—	46	445	491	13,751	14,242	—
Commercial business	273	391	2,226	2,890	600,716	603,606	15
Agricultural business	22	—	626	648	218,436	219,084	—
One-to four-family residential	1,098	2,171	10,566	13,835	580,578	594,413	2,037
Consumer	448	72	195	715	102,678	103,393	21
Consumer secured by one- to four-family	324	1,074	1,248	2,646	168,734	171,380	5
Total	$3,011	$5,827	$21,535	$30,373	$3,183,150	$3,213,523	$2,078

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate
Owner-occupied	$1,251	$2,703	$3,462	$7,416	$462,390	$469,806	$—
Investment properties	—	—	3,087	3,087	618,535	621,622	—
Multifamily real estate	—	—	—	—	139,710	139,710	—
Commercial construction	—	—	949	949	41,442	42,391	—
Multifamily construction	—	—	—	—	19,436	19,436	—
One-to-four-family construction	643	—	3,819	4,462	139,715	144,177	—
Land and land development
Residential	638	—	15,919	16,557	80,934	97,491	—
Commercial	308	—	791	1,099	14,098	15,197	—
Commercial business	2,411	4,170	5,612	12,193	589,247	601,440	4
Agricultural business	99	—	1,849	1,948	216,223	218,171	—
One-to four-family residential	794	585	15,770	17,149	625,352	642,501	2,147
Consumer	670	363	769	1,802	101,545	103,347	25
Consumer secured by one- to four-family	1,072	109	1,374	2,555	178,494	181,049	148
Total	$7,886	$7,930	$53,401	$69,217	$3,227,121	$3,296,338	$2,324

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,834	$5,108	$16,974	$12,352	$1,294	$14,213	$1,365	$12,081	$80,221
Provision for loan losses	(263)	(367)	(628)	(118)	1,044	2,614	814	(96)	3,000
Recoveries	130	—	35	154	30	34	91	—	474
Charge-offs	(924)	—	(617)	(1,687)	(26)	(709)	(949)	—	(4,912)
Ending balance	$15,777	$4,741	$15,764	$10,701	$2,342	$16,152	$1,321	$11,985	$78,783

	For the Nine Months Ended September 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,457	$3,952	$18,184	$15,159	$1,548	$12,299	$1,253	$14,060	$82,912
Provision for loan losses	2,065	789	1,369	(97)	1,050	7,021	1,878	(2,075)	12,000
Recoveries	762	—	1,455	1,030	45	412	422	—	4,126
Charge-offs	(3,507)	—	(5,244)	(5,391)	(301)	(3,580)	(2,232)	—	(20,255)
Ending balance	$15,777	$4,741	$15,764	$10,701	$2,342	$16,152	$1,321	$11,985	$78,783

	At September 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance individually evaluated for impairment	$955	$1,414	$1,439	$383	$—	$1,139	$33	$—	$5,363
Allowance collectively evaluated for impairment	14,822	3,327	14,325	10,318	2,342	15,013	1,288	11,985	73,420
Total allowance for loan losses	$15,777	$4,741	$15,764	$10,701	$2,342	$16,152	$1,321	$11,985	$78,783

	At September 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$11,867	$5,000	$14,020	$6,115	$—	$20,719	$1,026	$—	$58,747
Loans collectively evaluated for impairment	1,070,269	133,716	286,775	597,491	219,084	573,694	273,747	—	3,154,776
Total loans	$1,082,136	$138,716	$300,795	$603,606	$219,084	$594,413	$274,773	$—	$3,213,523

	For the Three Months Ended September 30, 2011
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,087	$5,404	$25,976	$19,912	$1,409	$8,254	$1,445	$16,513	$92,000
Provision for loan losses	2,773	(2,446)	3,063	(2,569)	(162)	5,444	(183)	(920)	5,000
Recoveries	1	—	89	414	10	34	69	—	617
Charge-offs	(1,644)	—	(6,445)	(863)	—	(2,483)	(54)	—	(11,489)
Ending balance	$14,217	$2,958	$22,683	$16,894	$1,257	$11,249	$1,277	$15,593	$86,128

	For the Nine Months Ended September 30, 2011
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$11,779	$3,963	$33,121	$24,545	$1,846	$5,829	$1,794	$14,524	$97,401
Provision for loan losses	6,926	(334)	11,781	(998)	(315)	11,891	(20)	1,069	30,000
Recoveries	16	—	840	571	15	115	231	—	1,788
Charge-offs	(4,504)	(671)	(23,059)	(7,224)	(289)	(6,586)	(728)	—	(43,061)
Ending balance	$14,217	$2,958	$22,683	$16,894	$1,257	$11,249	$1,277	$15,593	$86,128

	At September 30, 2011
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance individually evaluated for impairment	$609	$14	$4,619	$1,891	$—	$436	$1,416	$—	$8,985
Allowance collectively evaluated for impairment	13,608	2,944	18,064	15,003	1,257	10,813	(139)	15,593	77,143
Total allowance for loan losses	$14,217	$2,958	$22,683	$16,894	$1,257	$11,249	$1,277	$15,593	$86,128

	At September 30, 2011
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$10,936	$1,997	$39,884	$12,321	$797	$17,338	$3,089	$—	$86,362
Loans collectively evaluated for impairment	1,050,579	132,149	276,399	568,555	210,774	622,571	277,857	—	3,138,884
Total loans	$1,061,515	$134,146	$316,283	$580,876	$211,571	$639,909	$280,946	$—	$3,225,246

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in real estate owned (REO), net of valuation adjustments, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Balance, beginning of the period	$25,816	$71,205	$42,965	$100,872
Additions from loan foreclosures	3,111	18,881	11,598	45,715
Additions from capitalized costs	97	1,107	231	4,254
Dispositions of REO	(10,368)	(19,440)	(33,608)	(70,771)
Gain (loss) on sale of REO	2,955	(725)	3,621	(1,204)
Valuation adjustments in the period	(1,255)	(4,569)	(4,451)	(12,407)
Balance, end of the period	$20,356	$66,459	$20,356	$66,459

The following table shows REO by type and geographic location by state as of September 30, 2012 (in thousands):

	Washington	Oregon	Idaho	Total
Commercial real estate	$948	$—	$198	$1,146
One- to four-family construction	90	—	—	90
Land development- commercial	2,219	—	195	2,414
Land development- residential	3,629	6,038	257	9,924
One- to four-family real estate	4,394	2,388	—	6,782
Balance, end of period	$11,280	$8,426	$650	$20,356

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

Note 9:  INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Intangible Assets:  At September 30, 2012, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

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

The following table summarizes the changes in the Company’s core deposit intangibles and other intangibles for the nine months ended September 30, 2012 and the year ended December 31, 2011 (in thousands):

	Core Deposit Intangibles	Other	Total
Balance, December 31, 2011	$6,322	$9	$6,331
Amortization	(1,583)	(8)	(1,591)
Balance, September 30, 2012	$4,739	$1	$4,740

	Core Deposit Intangibles	Other	Total
Balance, December 31, 2010	$8,598	$11	$8,609
Amortization	(2,276)	(2)	(2,278)
Balance, December 31, 2011	$6,322	$9	$6,331

The following table presents the estimated annual amortization expense with respect to existing intangibles as of September 30, 2012 (in thousands):

Year Ended	Core Deposit Intangibles	Other	Total
December 31, 2012	$2,092	$9	$2,101
December 31, 2013	1,908	—	1,908
December 31, 2014	1,724	—	1,724
December 31, 2015	598	—	598
Thereafter	—	—	—
	$6,322	$9	$6,331

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the nine months ended September 30, 2012 and during the year ended December 31, 2011, the Company did not record an impairment charge.  Loans serviced for others totaled $850 million and $660 million at September 30, 2012 and December 31, 2011, respectively.  Custodial accounts maintained in connection with this servicing totaled $7.3 million and $3.1 million at September 30, 2012 and December 31, 2011, respectively.

An analysis of our mortgage servicing rights for the three and nine months ended September 30, 2012 and 2011 is presented below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Balance, beginning of the period	$6,202	$5,369	$5,584	$5,441
Amounts capitalized	931	573	2,784	1,226
Amortization (1)	(682)	(448)	(1,917)	(1,173)
Balance, end of the period	$6,451	$5,494	$6,451	$5,494

(1) Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

Note 10:  DEPOSITS AND RETAIL REPURCHASE AGREEMENTS

Deposits consisted of the following at September 30, 2012, December 31, 2011 and September 30, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011		September 30, 2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing accounts	$918,962	26.3%	$777,563	22.4%	$763,008	21.6%
Interest-bearing checking	379,650	10.9	362,542	10.4	362,090	10.2
Regular savings accounts	689,322	19.8	669,596	19.3	670,210	18.9
Money market accounts	411,262	11.8	415,456	11.9	429,083	12.1
Total transaction and saving accounts	2,399,196	68.8	2,225,157	64.0	2,224,391	62.8
Certificates which mature or reprice:
Within 1 year	818,283	23.5	972,315	28.0	1,045,171	29.6
After 1 year, but within 3 years	205,030	5.9	214,091	6.2	204,040	5.8
After 3 years	63,863	1.8	64,091	1.8	63,832	1.8
Total certificate accounts	1,087,176	31.2	1,250,497	36.0	1,313,043	37.2
Total deposits	$3,486,372	100.0%	$3,475,654	100.0%	$3,537,434	100.0%
Included in total deposits:
Public fund transaction accounts	$72,407	2.1%	$72,064	2.1%	$67,753	1.9%
Public fund interest-bearing certificates	61,628	1.7%	67,112	1.9%	69,321	2.0%
Total public deposits	$134,035	3.8%	$139,176	4.0%	$137,074	3.9%
Total brokered deposits	$21,403	0.6%	$49,194	1.4%	$59,576	1.7%

The following table presents the geographic concentration of deposits at September 30, 2012 (in thousands):

	Washington	Oregon	Idaho	Total
Total deposits	$2,660,783	$597,826	$227,763	$3,486,372

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

The following table presents retail repurchase agreement balances as of September 30, 2012, December 31, 2011 and September 30, 2011 (in thousands):

	September 30 2012	December 31 2011	September 30 2011
Retail repurchase agreements	$82,275	$102,131	$89,633

Note 11:  FAIR VALUE ACCOUNTING AND MEASUREMENT

The Company has elected to record certain assets and liabilities at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale).  The GAAP standard (ASC 820, Fair Value Measurements) establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  Among other things, the standard requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions.  These two types of inputs create the following fair value hierarchy:

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

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  This has been particularly true for our TRUP CDO securities.  As of September 30, 2012, we owned $32 million in current par value of these securities, exclusive of those securities the Company elected to write-off completely.  The market for TRUP CDO securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are still very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at September 30, 2012 and December 31, 2011:

◦	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value,

◦
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was equally or more representative of fair value than the market approach valuation technique, and

◦	The Company’s TRUP CDOs should be classified exclusively within Level 3 of the fair value hierarchy because of the significant assumptions required to determine fair value at the measurement date.

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

Where appropriate, management reviewed the valuation methodologies and assumptions used by the independent third party providers and for certain securities determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements, while for other securities management adjusted the third party providers’ modeling to be more reflective of the characteristics of the Company’s remaining TRUP CDOs. The result of this fair value analysis of these Level 3 measurements was a fair value gain of $2.3 million in the quarter ended September 30, 2012. This gain was primarily the result of a reduction in the spread between the benchmark credit equivalent indices used to establish an appropriate discount rate and a similar maturity point on the interest rate swap curve. In management's opinion the reduction in this spread was consistent with a general market tightening in credit spreads supported by other market observations.

At September 30, 2012, Banner also owned approximately $19 million in amortized cost of TPS securities issued by three individual financial institutions for which no direct market data or independent valuation source is available.  Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values.  Management took into consideration the limited market data that was available regarding similar securities, assessed the performance of the three individual issuers of TPS securities owned by the Company and, in June 2012, concluded that each had demonstrated sufficient improvement in asset quality, capital position and general performance measures to warrant a reduction in the discount rate used in fair value modeling from the level used in prior periods.  In the current quarter, the Company again sought input from independent third parties to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model.  In addition, management concluded that the general market tightening of credit spreads reflected in the TRUP CDO valuations was also appropriate to apply to the valuation of the TPS securities. These factors were then incorporated into the model at September 30, 2012, and discount rates equal to three-month LIBOR plus 525 basis points were used to calculate the respective fair values of these securities, compared to three-month LIBOR plus 550 basis points used in the previous quarter and a range of discount rates equal to LIBOR plus 600-900 basis points at

December 31, 2011.  The result of this change in the discount rates of this Level 3 fair value measurement was a fair value gain of $403,000 in the quarter ended September 30, 2012.  The Company has and will continue to assess the appropriate fair value hierarchy for determination of these fair values on a quarterly basis.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS-related debt that the Company has issued) were also valued using discounted cash flows.  As of September 30, 2012, all of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  While the quarterly reset of the index on this debt would seemingly keep its fair value reasonably close to book value, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method.  However, as noted above in the discussions of TPS securities and TRUP CDOs, because of the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management believes fair value for this instrument should follow a Level 3 input methodology.  From March 2009 to March 2012, the Company used a discount rate of LIBOR plus 800 basis points to value its junior subordinated debentures.  However, similar to the discussion above about the TPS securities, in June 2012, management assessed the performance of Banner and concluded that it has demonstrated sufficient improvement in asset quality, capital position and other performance measures to project sustainable profitability for the foreseeable future sufficient to warrant a reduction in the discount rate used in its fair value modeling. Since the discount rate used in the fair value modeling is the most sensitive unobservable estimate in the calculation, the Company again utilized input from the same independent third party noted above to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. In valuing the debentures at June 30, 2012, these changes in credit quality were the primary factor contributing to a reduction in the discount rate from 800 basis points to 550 basis points. In further valuing the debentures at September 30, 2012, management evaluated the general market tightening of credit spreads as noted above and for the discount rate used the period-ending three-month LIBOR plus 525 basis points, resulting in a fair value loss on these instruments of $2.5 million in the current quarter ended September 30, 2012.

•
Derivative instruments include interest rate commitments related to one- to four family loans and residential mortgage backed securities and interest rate swaps.  The fair value of interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical trends, where appropriate.  The fair value of interest rate swaps is determined by using current market quotes on similar instruments provided by active broker/dealers in the swap market.  Management considers these to be Level 2 input methods. The changes in the fair value of all of these derivative instruments are primarily attributable to changes in the level of market interest rates.  The Company has elected to record the fair value of these derivative instruments on a net basis.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$158,242	$—	$158,242
Municipal bonds	—	40,003	—	40,003
Corporate bonds	—	4,075	—	4,075
Mortgage-backed securities	—	224,886	—	224,886
Asset-backed securities	—	32,752	—	32,752
	—	459,958	—	459,958
Securities—trading
U.S. Government and agency	—	1,642	—	1,642
Municipal bonds	—	5,535	—	5,535
TPS and TRUP CDOs	—	—	35,180	35,180
Mortgage-backed securities	—	30,186	—	30,186
Equity securities and other	—	50	—	50
	—	37,413	35,180	72,593
Derivatives
Interest rate lock commitments	—	1,255	—	1,255
Interest rate swaps	—	8,834	—	8,834
	$—	$507,460	$35,180	$542,640
Liabilities:
Advances from FHLB at fair value	$—	$10,367	$—	$10,367
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,071	73,071
Derivatives
Interest rate sales forward commitments, net	—	1,081	—	1,081
Interest rate swaps	—	8,834	—	8,834
	$—	$20,282	$73,071	$93,353

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$338,971	$—	$338,971
Municipal bonds	—	6,260	—	6,260
Corporate bonds	—	27,310	—	27,310
Mortgage-backed securities	—	93,254	—	93,254
Asset-backed securities	—	—	—	—
	—	465,795	—	465,795
Securities—trading
U.S. Government and agency	—	2,635	—	2,635
Municipal bonds	—	5,962	—	5,962
TPS and TRUP CDOs	—	4,600	30,455	35,055
Mortgage-backed securities	—	36,673	—	36,673
Equity securities and other	—	402	—	402
	—	50,272	30,455	80,727
Derivatives
Interest rate lock commitments	—	617	—	617
Interest rate swaps	—	5,667	—	5,667
	$—	$522,351	$30,455	$552,806
Liabilities:
Advances from FHLB at fair value	$—	$10,533	$—	$10,533
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	49,988	49,988
Derivatives
Interest rate sales forward commitments, net	—	617	—	617
Interest rate swaps	—	5,666	—	5,666
	$—	$16,816	$49,988	$66,804

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$32,493	$70,553	$30,455	$49,988
Total gains or losses recognized
Assets gains, including OTTI	2,687	—	4,725	—
Liabilities (gains)	—	2,518	—	23,083
Ending balance at September 30, 2012	$35,180	$73,071	$35,180	$73,071

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$30,728	$47,986	$29,661	$48,425
Total gains or losses recognized
Assets gains, including OTTI	(91)	—	1,018	—
Liabilities (gains)	—	784		345
Paydowns and maturities	(17)	—	(59)	—
Ending balance at September 30, 2011	$30,620	$48,770	$30,620	$48,770

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

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded.  These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan.  If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount.  The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology.  As of September 30, 2012, the Company reviewed all of its classified loans totaling $146 million and identified $101 million which were considered impaired.  Of those $101 million in impaired loans, $59 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established.  The $59 million had original carrying values of $66 million which have been reduced by partial write-downs totaling $7 million.  In addition to these write-downs, in order to bring the impaired loan balances to fair value, the Company also established $5 million in specific reserves on these impaired loans.  Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $42 million and were found to require allowances totaling $3 million.  The $42 million evaluated for reserve purposes within homogeneous pools included $26 million of restructured loans which are currently performing according to their restructured terms.  The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at the lower of the estimated fair value of the properties, less expected selling costs, or the carrying value of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.  Banner considers any valuation inputs related to REO to be Level 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the three months ended September 30, 2012, the Company recognized $1.3 million of additional impairment charges related to REO assets, compared to $4.6 million for the same quarter one year earlier.  For the nine months ended September 30, 2012, these impairment charges totaled $4.4 million, compared to $12.4 million for the same period in 2011.

The following tables present the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at September 30, 2012 and December 31, 2011 (in thousands):

	At or For the Nine Months Ended September 30, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period
Impaired loans	$40,548	$—	$—	$40,548	$11,184
REO	20,356	—	—	20,356	3,196

	At or For the Year Ended December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period
Impaired loans	$47,959	$—	$—	$47,959	$21,902
REO	42,965	—	—	42,965	7,325

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011, whether or not recognized or recorded in the consolidated Statements of Financial Condition.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$203,756	$203,756	$132,436	$132,436
Securities—trading	72,593	72,593	80,727	80,727
Securities—available-for-sale	459,958	459,958	465,795	465,795
Securities—held-to-maturity	88,626	95,176	75,438	80,107
Loans receivable held for sale	6,898	6,960	3,007	3,069
Loans receivable	3,206,625	3,131,598	3,293,331	3,224,112
FHLB stock	37,038	37,038	37,371	37,371
Bank-owned life insurance	60,395	60,395	58,563	58,563
Mortgage servicing rights	6,451	6,451	5,584	5,584
Derivatives	10,090	10,090	6,284	6,284
Liabilities:
Demand, interest checking and money market accounts	1,709,874	1,646,377	1,555,561	1,487,080
Regular savings	689,322	659,117	669,596	630,450
Certificates of deposit	1,087,176	1,092,828	1,250,497	1,258,431
FHLB advances at fair value	10,367	10,367	10,533	10,533
Junior subordinated debentures at fair value	73,071	73,071	49,988	49,988
Other borrowings	82,275	82,275	152,128	152,128
Derivatives	9,915	9,915	6,283	6,283
Off-balance-sheet financial instruments:
Commitments to originate loans	1,255	1,255	617	617
Commitments to sell loans	(1,081)	(1,081)	(617)	(617)

Fair value estimates, methods, assumptions and the level within the fair value hierarchy of the fair value measurements are set forth below for the Company’s financial and off-balance-sheet instruments:

Cash and Due from Banks:  The carrying amount of these items is a reasonable estimate of their fair value and management considers this to be a Level 1 measurement.

Securities:  The estimated fair values of investment securities and mortgaged-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads for the Company’s TPS and TRUP CDO securities (see earlier discussion above in determining the securities’ fair market value), management has classified these securities as a Level 3 fair value measure.

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

Mortgage Servicing Rights:  Fair values are estimated based on current pricing for sales of servicing for new loans adjusted up or down based on the serviced loan’s interest rate versus current new loan rates.  Management considers this to be a Level 3 measurement.

Deposit Liabilities: The fair value of deposits with no stated maturity, such as savings, checking and interest checking accounts, is estimated by applying decay rate assumptions to segregated portfolios of similar deposit types to generate cash flows which are then discounted using short-term market interest rates.  The market value of certificates of deposit is based upon the discounted value of contractual cash flows.  The discount rate is determined using the rates currently offered on comparable instruments. Management considers this to be a Level 3 measurement.

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

Commitments:  Commitments to sell loans with notional balances of $79 million and $54 million at September 30, 2012 and December 31, 2011, respectively, had a carrying value of $1.1 million and $617,000, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $91 million and $54 million at September 30, 2012 and December 31, 2011, respectively, have a carrying value of ($1.3) million and ($617,000).  The fair value of commitments to sell loans and of interest rate locks reflect changes in the level of market interest rates from the date of the commitment or rate lock to the date of the Company's financial statements.  Management considers this to be a Level 2 measurement.  Other commitments to fund loans totaled $893 million and $780 million at September 30, 2012 and December 31, 2011, respectively, and have no carrying value at both dates.  There was one commitment to purchase securities at September 30, 2012, for $800,000 and no commitments to purchase securities at December 31, 2011.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 12:  INCOME TAXES AND DEFERRED TAXES

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax asset as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30 2012	December 31 2011
Deferred tax assets:
REO and loan loss reserves	$33,697	$31,156
Deferred compensation	5,567	6,032
Net operating loss carryforward	25,538	27,992
Low income housing tax credits	6,481	7,202
Other	309	309
Total deferred tax assets	71,592	72,691
Deferred tax liabilities:
FHLB stock dividends	(6,137)	(6,137)
Depreciation	(2,854)	(3,570)
Deferred loan fees, servicing rights and loan origination costs	(5,042)	(4,863)
Intangibles	(1,455)	(2,243)
Financial instruments accounted for under fair value accounting	(10,294)	(16,499)
Total deferred tax liabilities	(25,782)	(33,312)
Deferred income tax asset	45,810	39,379
Unrealized gain on securities available-for-sale	(1,336)	(1,151)
Valuation allowance	(3,000)	(38,228)
Deferred tax asset, net	$41,474	$—

During the quarter ended September 30, 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a full valuation allowance against the net asset.  At each subsequent quarter-end, the Company has re-analyzed that position.  During the quarter ended June 30, 2012, management analyzed the Company’s performance and trends over the past five quarters, focusing strongly on trends in asset quality, loan loss provisioning, capital position, net interest margin, core operating income and net income.  Based on this analysis, management determined that a full valuation allowance was no longer appropriate and reversed nearly all of the amount that had been recorded.  In the quarter ended September 30, 2012, the Company utilized $4.0 million of the remaining valuation allowance and anticipates utilizing the remaining $3.0 million in valuation allowance towards offsetting its tax expense in the fourth quarter of 2012.  The ultimate utilization of the remaining valuation allowance and realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.  Management considered the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making its assessment to reverse the deferred tax valuation allowance.  As a result, the valuation allowance decreased to $3.0 million at September 30, 2012 from $38.2 million at December 31, 2011.

At September 30, 2012, the Company had federal and state net operating loss carryforwards of approximately $66.5 million and $17.1 million, respectively, which will expire, if unused, by the end of 2031.  The Company also has federal and state tax credit carryforwards of $5.8 million and $711,000, respectively, which will expire, if unused, by the end of 2032.

As a consequence of our capital raise in June 2010, the Company experienced a change in control within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 limits the ability of a corporate taxpayer to use net operating loss carry forwards, general business credits, and recognized built-in losses incurred prior to the change in control against income earned after a change in control.  As a result of the Section 382 limitation, the Company expects it will be able to utilize approximately $6.9 million on an annual basis. Based on our analysis, we do not believe the change in control will impact our ability to utilize all of the available net operating loss carryforwards.

Retained earnings at September 30, 2012 and December 31, 2011 included $5.4 million in tax basis bad debt reserves for which no income tax liability has been recorded.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank holding company or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate.  Based on current corporate tax rates, this amount would be $1.9 million at September 30, 2012.

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income (loss)	$15,620	$6,030	$50,194	$387
Preferred stock dividend accrual	1,227	1,550	4,327	4,650
Preferred stock discount accretion	1,216	425	2,124	1,276
Gain on repurchase and retirement of preferred stock	(2,070)	—	(2,070)	—
Net income (loss) available to common shareholders	$15,247	$4,055	$45,813	$(5,539)

Basic weighted average shares outstanding	19,172	16,809	18,428	16,540
Plus unvested restricted stock	113	28	61	29
Diluted weighted shares outstanding	19,285	16,837	18,489	16,569
Earnings (loss) per common share
Basic	$0.80	$0.24	$2.49	$(0.33)
Diluted	$0.79	$0.24	$2.48	$(0.33)

Options to purchase an additional 47,671 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.  Also, as of September 30, 2012, the warrant issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to 243,998 shares (post reverse-split) of common stock was not included in the computation of diluted EPS because the exercise price of the warrant was greater than the average market price of common shares.

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

Restricted Stock Grants. The Company granted shares of restricted common stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Bank and Banner Corporation on August 22, 2010 and on August 23, 2011.  The restricted shares were granted to Mr. Grescovich in accordance with his employment agreement, which, as an inducement material to his joining the Company and the Bank, provided for the granting of restricted shares on the six-month and the 18-month anniversaries of the effective date of the agreement.  The shares vest in one-third annual increments over the subsequent three-year periods following the grants.  Under the 2012 Restricted Stock Plan, which was approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates.  Shares granted under the Plan have a minimum vesting period of three years.  The Plan will continue in effect for a term of ten years, after which no further awards may be granted.  Concurrent with the approval of the Plan was the approval of a grant of $300,000 of restricted stock (14,535 restricted shares) to Mark J. Grescovich, President and Chief Executive Officer

of Banner Corporation and Banner Bank. Subsequent to that initial issuance from this new plan was the issuance of 77,500 additional shares to certain other officers of the Company.  All of these shares also vest in one-third annual increments over the subsequent three-year period following the grant.

The expense associated with restricted stock was $193,000 and $293,000, respectively, for the three and nine-month periods ended September 30, 2012 and was $28,000 and $69,000, respectively, for the three and nine-month periods ended September 30, 2011.  Unrecognized compensation expense for these awards as of September 30, 2012 was $2.1 million and will be amortized over the next 36 months.

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

During the quarters and nine months ended September 30, 2012 and 2011, the Company did not grant any stock options.  Additionally, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.  There was no stock-based compensation costs related to the SOPs for the quarter ended September 30, 2012 and $3,000 in expense for the quarter ended September 30, 2011.  For the nine months ended September 30, 2012 and 2011, stock-based compensation costs related to the SOPs were $6,000 and $22,000, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

During the three and nine months ended September 30, 2012, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan (the Plan) effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus for some grants the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner Corporation’s common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.  To adjust for a change in its estimated liability pursuant to the Plan, the Company recognized a compensation expense of $105,000 for the three months ended September 30, 2012 and a total compensation expense of $181,000 for the nine months ended September 30, 2012.  During 2011, the Company recognized a compensation benefit of $28,000 and compensation expense of $60,000 for the three months and nine months ended September 30, 2011, respectively.  At September 30, 2012, the aggregate liability related to SARs was $465,000 and was included in deferred compensation.

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

As of September 30, 2012 and December 31, 2011, respectively, outstanding commitments for which no liability has been recorded consisted of the following (in thousands):

	Contract or Notional Amount
	September 30, 2012	December 31, 2011

Commitments to extend credit	$886,129	$772,153
Standby letters of credit and financial guarantees	6,584	7,872
Commitments to originate loans held for sale	90,573	54,082
Commitments to sell loans secured by one- to four residential properties	78,705	54,082

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Banks then attempted to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Banks. These lock extension costs have not had a material impact to our operations. In the second quarter of 2012, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts in the three months ended September 30, 2012. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. We limit our exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event we have forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

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

Information pertaining to outstanding interest rate swaps at September 30, 2012 and December 31, 2011 follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Notional amount	$198,195	$117,110
Weighted average pay rate	4.55%	4.66%
Weighted average receive rate	4.07%	3.85%
Weighted average maturity in years	7.8	7.7
Unrealized gain included in total loans	$3,495	$3,559
Unrealized gain included in other assets	$5,340	$2,108
Unrealized loss included in other liabilities	$8,834	$5,666

At September 30, 2012, the Company’s interest rate swap agreements were with Pacific Coast Bankers' Bank, Wells Fargo, N.A., Credit Suisse, and various loan customers.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2012, its 87 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2012, we had total consolidated assets of $4.3 billion, total loans of $3.2 billion, total deposits of $3.5 billion and total stockholders’ equity of $566 million.

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

Banner Corporation's successful execution of its strategic turnaround plan and operating initiatives continued in the third quarter, as evidenced by our solid profitability for the quarter and nine months ended September 30, 2012. Highlights for the quarter included further improvement in our asset quality, additional customer account growth, significantly increased non-interest-bearing deposit balances and record revenues from core operations. Also notable during the third quarter was our repurchase for $48.5 million in private transactions of 50,584 shares or 41% of our Series A preferred stock, liquidation value $1,000 per share, at an average price of $959 per share. As a result of these repurchase transactions, we realized gains of $2.1 million, which were partially offset by accelerated amortization of a portion of the initial discount recorded at the issuance of the preferred shares. In addition, the accrual of the quarterly dividend for the preferred stock was reduced by the retirement of the repurchased shares.

Our return to consistent profitability was punctuated in the second quarter of 2012 by management's decision to reverse nearly all of the valuation allowance against our deferred tax assets. This decision resulted in a substantial tax benefit in the second quarter, as well as for the first nine months of year; however, for the third quarter of 2012, we did record a $2.4 million provision for income taxes.  The decision to reverse the valuation allowance reflects our confidence in the sustainability of our future profitability.  Further, as a result of our return to profitability, including the substantial recovery of our deferred tax asset, our improved asset quality and operating trends, strong capital position and our expectation for sustainable profitability for the foreseeable future, we also significantly reduced the credit portion of the discount rate utilized to estimate the fair value of the junior subordinated debentures issued by the Company.  As a result, the estimated fair value of our junior subordinated debentures increased by $21.2 million in the second quarter, accounting for most of the $16.9 million net charge before taxes for fair value adjustments for the nine months ended September 30, 2012.  Changes in these two significant accounting estimates, while substantial, represent non-cash valuation adjustments that have no effect on our liquidity or our ability to fund our operations. Reflecting changes in general market spreads, our third quarter results included an additional $2.5 million increase in the fair value of the junior subordinated debentures and resulting charge to earnings, which was generally offset by similar adjustments to the fair value estimates for certain investment securities also carried at fair value.

Despite weak economic conditions and ongoing strains in the financial and housing markets which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement in 2011 which has continued throughout the first nine months of 2012.  Reflecting substantially reduced credit costs and significant improvement in our net interest margin, we returned to profitability in 2011 and we have demonstrated further progress and increased profitability in the three quarters ended September 30, 2012.  For the quarter ended September 30, 2012, we had net income of $15.6 million which, after providing for the preferred stock dividend, related discount accretion and gains on repurchases of preferred stock, resulted in a net income available to common shareholders of $15.2 million, or $0.79 per diluted share, compared to a net income to common shareholders of $4.1 million, or $0.24 per diluted share, for the quarter ended September 30, 2011.  For the nine months ended September 30, 2012, our net income to common shareholders was $45.8 million, or $2.48 per common share, compared to a net loss of $5.5 million, or $(0.33) per common share for the same period a year earlier.  Although economic conditions have improved from the depths of the recession resulting in a material decrease in credit costs in recent periods, the pace of recovery has been modest and uneven and ongoing stress in the economy, reflected in high unemployment, tepid consumer spending, modest loan demand and very low interest rates, will likely continue to create a challenging operating environment going forward.  Nonetheless, over the past two years we have significantly improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in lower credit costs and stronger revenues, and which we believe will lead to further improved operating results in future periods.

Our provision for loan losses was $3.0 million for the quarter ended September 30, 2012, compared to $4.0 million in the prior quarter and $5.0 million in the third quarter of the prior year.  The decrease from a year earlier reflects significant progress in reducing the levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  From 2008 through 2011, higher than historical provision for loan losses was the most significant factor adversely affecting our operating results; however, the substantial decrease in non-performing assets has resulted in much lower provisioning in 2012.  (See Note 7, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  Our net interest income before provision for loan losses increased to $42.7 million for the quarter ended September 30, 2012, compared to $41.7 million for the same quarter one year earlier, primarily as a result of expansion of our net interest spread and net interest margin due to a lower cost of funds and a reduction in the adverse impact of non-performing assets.  For the nine months ended September 30, 2012, net interest income before provision for loan losses was $126.1 million, an increase of $3.1 million, or 3%, compared to the same period in 2011.  The continuing trend to lower funding costs reflects a further decline in interest expense on deposits driven by significant changes in our deposit mix and pricing.  This decrease in deposit costs and the reduction in the adverse impact of non-performing assets represent important improvements in our core operating fundamentals.  The increase in net interest income occurred despite a modest decline in average earning assets compared to the same quarter a year ago, as we continued to focus on reducing our non-performing loans and make changes in our mix of assets and liabilities designed to reduce our risk profile and produce more sustainable earnings.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements.) For the quarter ended September 30, 2012, we recorded a net gain of $473,000 in fair value adjustments, which was largely offset by $409,000 of OTTI charges. In comparison, we recorded a net fair value loss of $1.0 million for the quarter ended September 30, 2011, which was more than offset by a $3.0 million OTTI recovery. For the nine months ended September 30, 2012, we recorded net fair value losses of $16.9 million, largely related to the increased valuation of our junior subordinated debentures, and OTTI charges of $409,000, compared to net fair value gains of $1.2 million and an OTTI recovery of $3.0 million for the same period in 2011.

As a result of strong mortgage banking revenues and increased deposit fees and service charges, other operating income for the quarter ended September 30, 2012 increased to $11.7 million, compared to $10.3 million for the quarter ended September 30, 2011.   Our total revenues (net interest income before the provision for loan losses plus other operating income) for the third quarter of 2012 increased $2.3 million, or 4%, to $54.4 million, compared to $52.1 million for the third quarter of 2011.  However, our revenues, excluding fair value and OTTI adjustments, which we believe are more indicative of our core operations, increased $4.2 million, or 8%, to $54.3 million for the quarter ended September 30, 2012, compared to $50.1 million for the quarter ended September 30, 2011.  This growth in core revenues was the result of meaningful increases in our net interest income and deposit fees and a substantial increase in revenues from mortgage banking activities.  For the nine months ended September 30, 2012, revenues, excluding fair value and OTTI adjustments, increased $11.3 million to $157.0 million compared to $145.7 million for the nine months ended September 30, 2011, primarily the result of a $5.7 million increase in mortgage banking fees, a $3.1 million increase in net interest income and a $1.8 million increase in deposit-related fees.

Our other operating expenses decreased to $33.4 million for the quarter ended September 30, 2012, compared to $41.0 million for the quarter ended September 30, 2011, largely as a result of decreased costs related to real estate owned, FDIC deposit insurance costs and professional services, which were partially offset by increased compensation expenses.  While significantly lower in 2012 than in 2011, both quarters’ expenses reflect significant costs associated with problem loan collection activities including professional services and valuation charges related to real estate owned, which should decline in future periods as a result of the continuing reduction in non-performing assets.  During the quarter and nine months ended September 30, 2012, however, costs related to real estate owned operations were reduced by net gains on the sale of real estate owned, which are not expected to be recurring in future periods. For the nine months ended September 30, 2012, other operating expenses totaled $106.9 million, compared to $119.4 million for the nine months ended September 30, 2011, with the decrease also primarily reflecting decreased REO valuation adjustments and deposit insurance costs.  See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011” for more detailed information about our financial performance.

As a result of reversing an additional $4.0 million of the valuation allowance for our net deferred tax asset, our provision for income taxes was reduced to $2.4 million, or 13.4% of pre-tax net income, for the quarter ended September 30, 2012. For the nine months ended September 30, 2012, reversing the valuation allowance resulted in a cumulative net tax benefit of $29.4 million. For the quarter and nine months ended September 30, 2011, our tax expense was fully offset by adjustments to the valuation allowance.   Excluding the fair value and OTTI adjustments, our pre-tax net income for the quarter and nine months ended September 30, 2012, would have been $18.0 million and $38.1 million, respectively. By contrast, excluding fair value and OTTI adjustments, our pre-tax net income for the quarter ended September 30, 2011, would have been $4.1 million and we would have had a pre-tax net loss of $3.8 million for the nine months ended September 30, 2011. The significant increase in pre-tax net income, excluding the fair value and OTTI adjustments, largely reflects increased revenues from core operations and decreased credit-related costs.

Other operating income, revenues and other earnings information excluding fair value adjustments and OTTI losses are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  Reconciliations of these non-GAAP financial measures are contained in the tables below.  See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2012	2011	2012	2011
Total other operating income	$11,684	$10,340	$13,591	$26,839
Less other-than-temporary impairment loss (recovery)	409	(3,000)	409	(3,000)
Less change in valuation of financial instruments carried at fair value	(473)	1,032	16,901	(1,163)
Total other operating income, excluding fair value adjustments and OTTI	$11,620	$8,372	$30,901	$22,676
Net interest income before provision for loan losses	$42,698	$41,728	$126,114	$122,985
Total other operating income	11,684	10,340	13,591	26,839
Less other-than-temporary impairment loss (recovery)	409	(3,000)	409	(3,000)
Less change in valuation of financial instruments carried at fair value	(473)	1,032	16,901	(1,163)
Total revenue, excluding fair value adjustments and OTTI	$54,318	$50,100	$157,015	$145,661
Net income	$15,620	$6,030	$50,194	$387
Income tax expense (benefit)	2,407	—	(29,423)	—
Income before income taxes	18,027	6,030	20,771	387
Less other-than-temporary impairment (recovery) loss	409	(3,000)	409	(3,000)
Less change in valuation of financial instruments carried at fair value	(473)	1,032	16,901	(1,163)
Pre-tax net income (loss), excluding fair value adjustments and OTTI	$17,963	$4,062	$38,081	$(3,776)

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

	September 30 2012	December 31 2011	September 30 2011
Stockholders’ equity	$566,095	$532,450	$521,491
Other intangible assets, net	4,740	6,331	6,887
Tangible equity	561,355	526,119	514,604
Preferred equity	72,242	120,702	120,276
Tangible common stockholders’ equity	$489,113	$405,417	$394,328
Total assets	$4,268,664	$4,257,312	$4,291,764
Other intangible assets, net	4,740	6,331	6,887
Tangible assets	$4,263,924	$4,250,981	$4,284,877
Tangible common stockholders’ equity to tangible assets	11.47%	9.54%	9.20%

We offer a wide range of loan products to meet the demands of our customers. Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Until recent periods, real estate lending activities were significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties; however, over the past four years our origination of construction and land development loans declined materially and the proportion of the portfolio invested in these types of loans has declined substantially. More recently, we have experienced more demand for one-to-four family construction loans and outstanding balances have increased modestly. Our residential mortgage loan originations also decreased during most of this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases.  Refinancing activity has been particularly significant for the first nine months of 2012, leading to a meaningful increase in residential mortgage originations compared to the same period a year earlier. Despite the recent increase in these loan originations, our outstanding balances for residential mortgages have continued to decline, as most of the new originations have been sold in the secondary market while existing residential loans have been repaying at an accelerated pace. Our real estate lending activities also include the origination of multifamily and commercial real estate loans.  While reduced from periods prior to the economic slowdown, our level of activity and investment in these types of loans has been relatively stable in recent periods.  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Reflecting the weak economy, in recent periods demand for these types of commercial business loans has been modest and, aside from seasonal variations, total outstanding balances have not significantly increased or decreased. Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt.  At September 30, 2012, our net loan portfolio totaled $3.135 billion compared to $3.213 billion at December 31, 2011.

Deposits, retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, interest-bearing checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability, matching deposit and loan products, and customer preferences and concerns.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas.

Much of the focus of our strategic initiatives in recent periods has been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of transaction and savings accounts (checking, savings and money market accounts), but also in the interest cost of our deposits and increases in the level of deposit fees, service charges and other payment processing revenues compared to prior periods.  During the last two years, our total deposit balances decreased largely as a result of our decision to significantly reduce our exposure to brokered deposits and high cost certificates of deposit.  However, over the same period we have had a meaningful increase in transaction and savings accounts as we have remained focused on growing these core deposits.  As a result, our cost of deposits has declined significantly and fees and service charges have increased compared to earlier periods.  Total deposits at September 30, 2012 were $3.486 billion, compared to $3.476 billion at December 31, 2011 and $3.537 billion at September 30, 2011.  While certificates of deposit decreased $226 million compared to a year earlier, including a decrease of $38 million in brokered deposits, transaction and savings account deposits increased by $175 million over the same one-year period and represented 69% of total deposits at September 30, 2012 compared to 63% at September 30, 2011.

Management’s Discussion and Analysis of Results of Operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 included in the 2011 Form 10-K.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies during the first nine months of 2012; however, in the quarter ended June 30, 2012, we did recognize significant changes in the estimated fair value of certain financial assets and liabilities and substantially reduced the valuation allowance for our deferred tax assets.

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

The allowance for losses on loans is maintained at a level sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends identified by us at the time financial statements are prepared.  Although we use the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control.  The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances for individual loans, general loan loss reserves and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for on an individual loan basis. The level of general loan loss reserves is based on analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared. The general loan loss reserves are calculated by applying loss factors to outstanding loans, excluding those loans that are subject to individual analysis. Loss factors are based on our historical loss experience adjusted for significant environmental considerations, including the experience of other banking organizations, which in our judgment affect the collectability of the portfolio as of the evaluation date. In the quarter ended June 30, 2012, we refined our process for incorporating environmental considerations to allow for a broader range of adjustments to the historical loss factors, resulting in a modest shift in the allowance from the unallocated portion to amounts allocated to various loan types. The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the general and specific allowances. This methodology may result in losses or recoveries differing significantly from those provided in the Consolidated Financial Statements.

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

Fair Value Accounting and Measurement: (Note 11) We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.  For the quarter ended September 30, 2012, we recognized net fair value gains of $473,000 primarily related to certain trust preferred securities owned by the Company, partially offset by fair value losses on the junior subordinated debentures issued by the Company.  For more information regarding fair value accounting, please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Income Taxes and Deferred Taxes:  (Note 12) The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under GAAP (ASC 740), a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.  During the quarter ended September 30, 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a full valuation allowance against the net asset.  At each subsequent quarter-end, the Company re-analyzed that position.  During the quarter-ended June 30, 2012, management analyzed the Company’s performance and trends over the past five quarters, focusing strongly on trends in asset quality, loan loss provisioning, capital position, net interest margin, core operating income and net income.  Based on this analysis, management determined that a full valuation allowance was no longer appropriate and reversed nearly all of the amount that had been recorded.  In the quarter ended September 30, 2012, the Company utilized $4.0 million of the remaining valuation allowance to offset a portion of its tax expense and anticipates utilizing the remaining $3.0 million in valuation allowance towards offsetting its tax expense in the fourth quarter of 2012.    The ultimate utilization of the remaining valuation allowance and realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.  Management considered the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making its assessment to reverse the deferred tax valuation allowance.  As a result, the valuation allowance decreased to $3.0 million at September 30, 2012 from $38.2 million at December 31, 2011. See Note 12 of the Selected Notes to the Consolidated Financial Statements for more information.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General.  Total assets increased $11 million, or 0.3%, to $4.269 billion at September 30, 2012, from $4.257 billion at December 31, 2011.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $79 million, or 2%, to $3.135 billion at September 30, 2012, from $3.213 billion at December 31, 2011.  The contraction in net loans was largely due to decreases of $48 million in one- to four-family residential loans, $19 million in land and land development loans, $19 million in commercial and multi-family construction loans, $9 million in commercial real estate loans and $10 million in consumer loans secured by one-to-four family residences.  Partially offsetting these decreases was an increase of $19 million in one- to four-family construction loans and small increases in commercial and agricultural business loans. The decrease in real estate loans is largely the result of accelerated prepayments in the current low interest rate environment.  Consistent with recent periods, demand for commercial business and consumer loans remained modest and utilization of existing credit lines by borrowers continued to be low.  In addition, the decrease in aggregate loan balances reflects further planned reductions in land and land development loans, as well as our continued efforts to reduce our exposure to certain weaker credits as we aggressively manage problem assets.  Importantly, the change in total assets also reflects a $23 million decrease in real estate owned which was more than offset by a $41 million increase in deferred tax assets primarily as the result of the elimination of the valuation allowance for those assets.

The aggregate balance of interest-earning deposits and securities increased $73 million from December 31, 2011 to $764 million at September 30, 2012.  Interest-earning deposits increased to $143 million, accounting for all of the $73 million increase during the first nine months of the year, while our total investment in securities remained stable at $621 million at September 30, 2012 and $622 million at December 31, 2011. Securities acquired during this period generally have expected maturities ranging from six months to six years and were purchased to generate a modest increase in yield compared to interest-bearing cash balances.  With the exception of certain trust preferred securities, aggregate fair value adjustments to the securities portfolio were modest during the first nine months of 2012. We recognized OTTI charges of $409,000 in the nine months ended September 30, 2012, compared to $3.0 million in OTTI recoveries in the nine months ended September 30, 2011. (See Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.)

REO acquired through foreclosures or other means decreased $23 million, to $20 million at September 30, 2012, from $43 million at December 31, 2011. The total balance of REO included $12 million in construction, land or land development projects (both residential and commercial), $1 million in commercial real estate and $7 million in single-family homes at September 30, 2012. During the nine months ended September 30, 2012, we transferred $12 million of loans into REO, disposed of $34 million of REO properties recognizing $4 million in gains related to those sales, and charged-off $4 million in valuation adjustments (see “Asset Quality” discussion below).

Deposits increased $10 million, to $3.486 billion at September 30, 2012 from $3.476 billion at December 31, 2011.  The modest increase in total deposits during this period, despite very significant growth in customer accounts and non-interest-bearing deposit balances, continued to be primarily the result of our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off. Non-interest-bearing deposit balances increased significantly in the third quarter, resulting in a cumulative increase of $141 million during the first nine months and totaled $919 million at September 30, 2012, compared to $778 million at December 31, 2011. Reflecting the success of sales and marketing campaigns directed at adding deposit customer relationships, non-interest-bearing deposits increased by $156 million, or 20% at the end of the third quarter of 2012 compared to the same quarter a year earlier.  Total interest-bearing deposits decreased by $131 million during the first nine months of 2012, to $2.567 billion at September 30, 2012 from $2.698 billion at December 31, 2011 and were $207 million less than a year earlier.  Certificates of deposit decreased by $163 million during the first nine months of 2012, while interest-bearing transaction and savings accounts increased by $33 million during the same period.  Total transaction and savings accounts, often referred to as core deposits, represented 69% of total deposits at September 30, 2012 as compared to 64% of total deposits at December 31, 2011.

Borrowings, including customer sweep accounts (retail repurchase agreements), FHLB advances and junior subordinated debentures, decreased $47 million, or 22%, to $166 million at September 30, 2012, compared to $213 million at December 31, 2011.  The decrease in borrowings primarily reflects the maturity and repayment at March 31, 2012 of $50 million of three-year notes guaranteed by the FDIC under the Temporary Liquidity Guaranty Program (TLGP) and a $20 million decrease in retail repurchase agreements, partially offset by a $23 million change in fair value of junior subordinated debentures.

Reflecting our return to profitability, including the reversal of our deferred tax asset valuation allowance, our further improved asset quality and our expectation for sustainable profitability for the foreseeable future, we significantly reduced the credit portion of the discount rate utilized to estimate the fair value of our junior subordinated debentures in the second quarter of 2012. In addition, we observed certain indications that general market spreads for these instruments tightened somewhat in the current quarter, leading to a further reduction in the discount rate utilized at September 30, 2012. As a result, the estimated value of our junior subordinated debentures increased by $23 million during the first nine months of 2012.  Changes in the fair value of the junior subordinated debentures, while substantial during the first nine months of 2012, represent non-cash valuation adjustments that have no effect on our liquidity or ability to fund our operations or on the associated interest expense.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.)

Total equity at September 30, 2012 increased $34 million, or 6%, to $566 million from $532 million at December 31, 2011.  The increase in equity reflects the impact of the net income available to common shareholders of $46 million as well as the receipt of $36 million in new capital related to the issuance of 1,814,234 new shares of common stock through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan, and the repurchase of 41% of our preferred stock for $48 million. As a result, Banner's preferred stock decreased to $72 million at September 30, 2012 while the value of our common stock, including the accumulated deficit and other comprehensive income, increased to $494 million at September 30, 2012 compared to $412 million at December 31, 2011.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Following three difficult years and despite a still challenging economy, Banner Corporation returned to profitability in 2011, and that progress and profitability continued in the first nine months of 2012.  For the quarter ended September 30, 2012, we had net income of $15.6 million which, after providing for the preferred stock dividend of $1.2 million and related discount accretion of $1.2 million, and including a gain on repurchase and retirement of preferred stock of $2.1 million, resulted in net income available to common shareholders of $15.2 million, or $0.79 per diluted share.  This compares to net income to common shareholders of $4.1 million, or $0.24 per diluted share, for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, our net income was $50.2 million which, after providing for the preferred stock dividend of $4.3 million and related discount accretion of $2.1 million, and including the gain on repurchase and retirement of preferred stock of $2.1 million, resulted in net income to common shareholders of $45.8 million, or $2.48 per diluted share.  This income compares to a net loss to common shareholders of $5.5 million, or ($0.33) per diluted share, during the same nine-month period a year earlier.  While this return to profitability largely resulted from a material decrease in credit costs, particularly our provision for loan losses, it also reflected continued strong revenue generation from our core operations.  The current quarter and nine month results also include a significant tax benefit from reversing most of the valuation allowance for our net deferred tax assets. The results for the nine months ended September 30, 2012 also include a substantial net charge for fair value adjustments primarily related to the valuation of our junior subordinated debentures.  The decrease in credit costs reflects a significantly reduced level of non-performing assets while the increase in net revenues was driven by material improvement in our net interest income as well as increased deposit fees and other service charges fueled by growth in core deposits.  The current year’s results also reflect a significant increase in revenues from our mortgage banking operations.

Net Interest Income.  Aside from credit costs, our operating results depend largely on our net interest income before provision for loan losses which increased by $970,000, or 2.3%, for the quarter ended September 30, 2012, compared to the same quarter in the prior year, primarily because of substantial reductions in deposit costs and in the adverse effect of non-performing assets, both of which significantly contributed to an increase in the net interest margin.  Net interest income before provision for loan losses was $42.7 million for the quarter ended September 30, 2012, compared to $41.7 million for the same quarter one year earlier, as a result of the increase in the net interest margin and despite a decrease in average interest-earning assets.  The net interest margin of 4.22% for the quarter ended September 30, 2012 was 12 basis points higher than for the same quarter in the prior year, largely as a result of the effect of a much lower cost of deposits which more than offset a decrease in asset yields.  Nonaccruing loans reduced the margin by five basis points during the quarter ended September 30, 2012, a meaningful improvement compared to a 21 basis point reduction for the same period in the prior year.  In addition, the collection of some previously unrecognized interest on certain nonaccrual loans added nine basis points to the margin in the quarter ended September 30, 2012, while the repayment of the $50 million of TLGP notes on March 31, 2012 significantly lowered the cost of borrowings in the current quarter compared to a year earlier.  Improvement in our net interest margin generally has been the most important factor driving the year-over-year increases in net interest income.

The positive impact to our net interest margin from lower funding costs and the reduced drag from non-performing assets was partially offset by the decrease in the average balance of interest-earning assets.  In addition, the mix of earning assets changed to include fewer loans and more securities over the past twelve months.  This change in the mix in the current very low interest rate environment has had an adverse effect on earning asset yields.  Reflecting the low interest rate environment and the changes in the asset mix, the yield on earning assets for the quarter ended September 30, 2012 decreased by 21 basis points compared to the same quarter in prior year.  Importantly, however, funding costs for the same period decreased by 34 basis points compared to a year earlier and more than offset the adverse effect of this lower asset yield.  As a result, the net interest spread expanded to 4.18% for the third quarter of 2012 compared to 4.05% for the quarter ended September 30, 2011.

Net interest income before provision for loan losses increased by $3.1 million, or 2.5%, to $126.1 million for the nine months ended September 30, 2012, compared to $123.0 million for the same period one year earlier, as a result of a 16 basis point increase in the net interest margin and despite a modest decrease in average interest-earning assets.  The net interest margin increased to 4.20% for the nine months ended September 30, 2012 compared to 4.04% for the same period in the prior year and, similar to the results for the current quarter, this increase was largely as a result of the effect of much lower funding costs and fewer non-performing assets.  Nonaccruing loans reduced the net interest margin by 11 basis points during the nine months ended September 30, 2012, compared to a 26 basis point reduction for the same period in the prior year and the collection of previously unrecognized interest on certain nonaccrual loans contributed an additional five basis points to the net interest margin for the nine months ended September 30, 2012.  These positive impacts on our net interest margin were only partially offset by the adverse effect of lower market rates on asset yields and the mix of changes noted above and below, allowing the net interest margin to improve compared to the same period a year earlier.

Interest Income.  Interest income for the quarter ended September 30, 2012 was $47.2 million, compared to $49.6 million for the same quarter in the prior year, a decrease of $2.4 million, or 5%.  The decrease in interest income occurred as a result of the decline in both the yield and average balance of interest-earnings assets.  The average balance of interest-earning assets was $4.027 billion for the quarter ended September 30, 2012, a decrease of $14 million, or 0.4%, compared to $4.041 billion one year earlier.  The yield on average interest-earning assets decreased to 4.66% for the quarter ended September 30, 2012, compared to 4.87% for the same quarter one year earlier.  The decrease in the yield on earning assets reflects changes in the mix of assets and the continuing erosion of yields as loans and investments mature or prepay and are replaced by lower yielding assets in the current low interest rate environment.  Average loans receivable for the quarter ended September 30, 2012 decreased $61 million, or 2%, to $3.211 billion, compared to $3.272 billion for the same quarter in the prior year.  Interest income on loans decreased by $1.6 million, or 4%, to $44.0 million for the current quarter from $45.6 million for the quarter ended September 30, 2011, reflecting the impact of an eight basis point decrease in the average yield on loans, along with the $61 million decrease in average loan balances.  The average yield on loans was 5.45% for the quarter ended September 30, 2012, compared to 5.53% for the same quarter one year earlier.

Interest income for the nine months ended September 30, 2012 was $141.6 million, compared to $149.1 million for the same period in the prior year, a decrease of $7.5 million, or 5%.  As with quarterly results, the year-to-date results reflect both a $54 million decrease in the average balance of interest-earning assets and a 19 basis point reduction in the related yield.

The combined average balance of mortgage-backed securities, investment securities, and daily interest-bearing deposits increased to $816 million for the quarter ended September 30, 2012 (excluding the effect of fair value adjustments), compared to $769 million for the quarter ended September 30, 2011, while the interest and dividend income from those investments decreased by $699,000 compared to the same quarter in the prior year.  The average yield on the combined portfolio decreased to 1.57% for the quarter ended September 30, 2012, from 2.02% for the same quarter one year earlier. For the nine months ended September 30, 2012, the average yield on the combined portfolio decreased to 1.65% from 1.76% for the same nine-month period in 2011. The adverse impact of lower market rates on the combined yield on these investments has been partially offset by changes in the mix to include lower balances of daily interest-bearing deposits and more investment securities; however, yields on this portfolio should continue to decline in future periods given continuation of the currently low interest rate environment.

Interest Expense.  Interest expense for the quarter ended September 30, 2012 was $4.5 million, compared to $7.8 million for the same quarter in the prior year, a decrease of $3.3 million, or 43%.  The decrease in interest expense occurred as a result of a 34 basis point decrease in the average cost of all interest-bearing liabilities to 0.48% for the quarter ended September 30, 2012, from 0.82% for the same quarter one year earlier, and a $97 million decrease in average interest-bearing liabilities.  This decrease in average interest-bearing liabilities reflects a managed decline in certificates of deposit, including brokered deposits, and our borrowings, which was only partially offset by increases in transaction and savings accounts.  Interest expense for the nine months ended September 30, 2012 and 2011 was $15.5 million and $26.1 million, respectively, and similar to quarterly results, the reduction is reflective of both a decrease in the average balance and average rate paid for most interest-bearing liabilities over that time period.

Deposit interest expense decreased $2.6 million, or 43%, to $3.5 million for the quarter ended September 30, 2012, compared to $6.2 million for the same quarter in the prior year, as a result of a 29 basis point decrease in the cost of deposits and a $46 million decrease in the average balance of deposits.  Average deposit balances decreased to $3.452 billion for the quarter ended September 30, 2012, from $3.499 billion for the quarter ended September 30, 2011, and the average rate paid on deposit balances decreased to 0.41% in the third quarter of 2012 from 0.70% for the quarter ended September 30, 2011.  While we do not anticipate further reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further repricing opportunities and competitive pricing should remain restrained in response to modest loan demand in the current economic environment.  Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, have meaningfully contributed to the decrease in our funding costs compared to earlier periods, and should also result in lower deposit costs going forward.  For the nine months ended September 30, 2012, deposit interest expense decreased $9.0 million to $12.0 million compared to $21.0 million for the same period one year ago.  Similar to the quarter, average deposit costs decreased by 33 basis points and the average balance of deposits decreased $93 million for the nine months ended September 30, 2012 compared to the same period one year ago.

Average FHLB advances (excluding the effect of fair value adjustments) remained unchanged at $10 million for the quarter ended September 30, 2012, compared to $10 million for the same quarter one year earlier, and the average rate paid on FHLB advances for the quarter ended September 30, 2012 was essentially unchanged at 2.49%.  As a result, the interest expense on FHLB advances remained the same at $64,000 for each of the quarters ended September 30, 2012 and 2011. For the nine months ended September 30, 2012, interest expense on FHLB advances decreased by $115,000 to $191,000 compared to $306,000 for the same period in the prior year.  Average FHLB advances, excluding the effect of fair value adjustments, decreased $6 million to $10 million over that same time period compared to $16 million for the nine months ended September 30, 2011.  The average rate paid on FHLB advances decreased three basis points to 2.50% for the nine months ended September 30, 2012, compared to 2.53% for the same period a year ago.

Other borrowings consist of retail repurchase agreements with customers secured by certain investment securities and, prior to March 31, 2012, the senior bank notes issued under the TLGP.  Primarily as a result of repaying the TLGP senior bank notes, the average balance for other borrowings decreased $51 million to $86 million during the current quarter from $137 million during the same quarter a year earlier, while the rate on these other borrowings decreased to 0.33% from 1.62% a year earlier.  The $50 million of senior bank notes had a fixed rate of 2.625%, plus a 1.00% guarantee fee, and matured on March 31, 2012.  Repaying these notes resulted in a significant reduction in the cost of borrowings for both the quarter and nine months ended September 30, 2012.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 2.59% and 2.83%, respectively, for the quarter and nine months ended September 30, 2012.  Junior subordinated debentures outstanding in the same periods in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) with higher average costs of 3.34% and 3.37%, respectively, for the quarter and nine months ended September 30, 2011.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index; however, one $25 million issue of junior subordinated debentures had a fixed rate of 6.56% for an initial five-year period which expired on February 29, 2012.  Subsequent to that date, the interest rate on that debenture resets every three months at a rate of three-month LIBOR plus 1.62%.  The change in the rate on that debenture, coupled with a modestly lower level of LIBOR, resulted in the lower cost of the junior subordinated debentures for both the quarter and nine months ended September 30, 2012.

Analysis of Net Interest Spread presents, in the following table and for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are computed using daily average balances.

The following table provides additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
Average Balances	2012	2011	2012	2011
Interest-bearing deposits	$142,437	$224,993	$125,668	$242,937
Investment securities	429,507	434,823	455,390	393,326
Mortgage-backed obligations	206,303	72,274	163,938	76,513
FHLB stock	37,346	37,371	37,363	37,371
Total average interest-earning securities and cash equivalents	815,593	769,461	782,359	750,147
Loans receivable	3,211,133	3,271,728	3,231,294	3,317,986
Total average interest-earning assets	4,026,726	4,041,189	4,013,653	4,068,133
Non-interest-earning assets (including fair value adjustments on interest-earning assets)	210,660	206,420	189,992	218,338
Total average assets	$4,237,386	$4,247,609	$4,203,645	$4,286,471
Deposits	$3,452,393	$3,498,594	$3,427,995	$3,521,272
Advances from FHLB	10,212	10,219	10,214	16,192
Other borrowings	85,759	136,713	109,530	151,932
Junior subordinated debentures	123,716	123,716	123,716	123,716
Total average interest-bearing liabilities	3,672,080	3,769,242	3,671,455	3,813,112
Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(14,710)	(41,337)	(29,691)	(40,792)
Total average liabilities	3,657,370	3,727,905	3,641,764	3,772,320
Equity	580,016	519,704	561,881	514,151
Total average liabilities and equity	$4,237,386	$4,247,609	$4,203,645	$4,286,471
Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Interest-bearing deposits	0.23%	0.26%	0.24%	0.23%
Investment securities	1.90	2.71	1.88	2.35
Mortgage-backed obligations	2.10	4.39	2.45	4.43
FHLB stock	—	—	—	—
Total interest rate yield on securities and cash equivalents	1.57	2.02	1.65	1.76
Loans receivable	5.45	5.53	5.46	5.61
Total interest rate yield on interest-earning assets	4.66	4.87	4.71	4.90
Interest Rate Expense:
Deposits	0.41	0.70	0.47	0.80
Advances from FHLB	2.49	2.48	2.50	2.53
Other borrowings	0.33	1.62	0.85	1.50
Junior subordinated debentures	2.59	3.34	2.83	3.37
Total interest rate expense on interest-bearing liabilities	0.48	0.82	0.56	0.92
Interest spread	4.18%	4.05%	4.15%	3.98%
Net interest margin on interest earning assets	4.22%	4.10%	4.20%	4.04%
Additional Key Financial Ratios (income and expense ratios are annualized)
Return on average assets	1.47%	0.56%	1.59%	0.01%
Return on average equity	10.71	4.60	11.93	0.10
Average equity / average assets	13.69	12.24	13.37	11.99
Average interest-earning assets /average interest-bearing liabilities	109.66	107.21	109.32	106.69
Non-interest (other operating) income / average assets	1.10	0.97	0.43	0.84
Non-interest (other operating) expenses / average assets	3.13	3.83	3.40	3.73
Efficiency ratio (1)	61.33	78.82	76.54	79.72

(1)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income)

Provision and Allowance for Loan Losses.  For the quarter ended September 30, 2012, the provision for loan losses was $3.0 million, compared to $4.0 million in the immediately preceding quarter and $5.0 million for the quarter ended September 30, 2011.  For the nine months ended September 30, 2012, the provision for loan losses was $12 million, compared to $30 million for the nine months ended September 30, 2011.  As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

While our provision for loan losses was substantially less in the quarter ended September 30, 2012 than in the same quarter of 2011 and modestly reduced from more recent quarters, it remained elevated in relation to our historical loss rates prior to the economic downturn.  We continued this level of loan loss provisioning in response to still high levels of non-performing loans and net charge-offs as well as diminished property values and weak and uncertain economic conditions.  However, all of our asset quality indicators improved significantly throughout 2011, allowing us to decrease the level of provisioning as the year progressed, and that improvement continued in the first three quarters of 2012, allowing us to substantially decrease the provision compared to the same periods in the prior year.

Reflecting lingering weakness in the economy and lower property values, during the first nine months of 2012, we continued to provide for loan losses at a relatively high level and maintained a substantial allowance for loan losses at September 30, 2012 even though non-performing loans and total loans outstanding declined.  Although the allowance for loan losses at September 30, 2012 continued to reflect material levels of delinquencies and net charge-offs for land and land development loans, our exposure to these types of loans was further reduced during the quarter as additional problem asset resolutions occurred.  The provision and allowance for loan losses also continue to reflect our concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns have remained elevated during the past four years as price declines for housing and related lot and land markets have occurred in most areas of the Puget Sound and Portland regions where a significant portion of our one- to four-family residential and construction and development loans are located. Nonetheless, more recently we have been encouraged by evidence of stabilization or modest improvement in certain markets in our service areas. Aside from housing-related construction and development loans, non-performing loans often reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity and declining commercial real estate values have been significant contributing factors to more recent late-cycle defaults in other non-housing-related segments of the portfolio.

We recorded net charge-offs of $4.4 million for the quarter ended September 30, 2012, compared to $10.9 million for the same quarter in the prior year.  Non-performing loans decreased by $9 million during the quarter ended September 30, 2012 to $37 million, and decreased by $44 million during the twelve months ended September 30, 2012.  A comparison of the allowance for loan losses at September 30, 2012 and 2011 reflects a decrease of $7 million to $79 million at September 30, 2012, from $86 million at September 30, 2011.  Included in our allowance at September 30, 2012 was an unallocated portion of $11 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 2.45% at September 30, 2012, from 2.67% at September 30, 2011.  However, with the decrease in problem loans, the allowance as a percentage of non-performing loans increased to 204% at September 30, 2012, compared to 110% of non-performing loans at December 31, 2011 and 104% a year earlier.

As of September 30, 2012, we had identified $101 million of impaired loans.  Impaired loans are comprised of loans on nonaccrual, TDRs and loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools.  For more information on these impaired loans, refer to Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of September 30, 2012 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value and OTTI charges as well as non-interest revenues from core operations, was $11.7 million for the quarter ended September 30, 2012, compared to $10.3 million for the same quarter in the prior year.  Excluding the fair value and OTTI adjustments, other operating income from core operations increased by $3.2 million, or 39%, to $11.6 million for the quarter ended September 30, 2012, compared to $8.4 million for the quarter ended September 30, 2011, largely as a result of significantly increased revenues from mortgage banking.  Mortgage banking revenues increased by $2.0 million as increased production and sales of loans were supported by high levels of refinancing in the very low interest rate environment.  Deposit fees and service charges also increased by $585,000 compared to the third quarter a year ago reflecting growth in the number of deposit accounts and increased transaction activity.  By contrast, loan servicing fees and miscellaneous revenues were nearly unchanged from a year earlier.  For the quarter ended September 30, 2012, we recorded an aggregate net gain of $473,000 in fair value adjustments, primarily reflecting increases in the estimated fair value of our securities portfolios that were generally offset by a fair value loss of $2.5 million for the junior subordinated debentures issued by the Company.  During the quarter ended September 30, 2011, fair value adjustments resulted in a net loss of $1.0 million. Also, for the quarter and nine months ended September 30, 2012, we recorded $409,000 of OTTI charges, compared to a $3.0 million OTTI recovery recorded in the quarter and nine months ended September 30, 2011.  For a more detailed discussion of our fair value adjustments please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Other operating income, including changes in the valuation of financial instruments carried at fair value, was $13.6 million for the nine months ended September 30, 2012, compared to $26.8 million for the same period in the prior year.  Excluding the fair value and OTTI adjustments, other operating income from core operations increased by $8.2 million, or 36%, to $30.9 million for the nine months ended September 30, 2012.  Similar to the quarterly discussion above, deposit fees and service charges increased by $1.8 million compared to the first nine months of the prior year while mortgage banking operations increased by $5.7 million.  Primarily reflecting the changes in the fair value of junior subordinated debentures, for the nine months ended September 30, 2012, we recorded a net loss of $16.9 million in fair value adjustments compared to a net gain of $1.2 million for the same period in the prior year.

Other Operating Expenses.  Other operating expenses decreased by $7.6 million, to $33.4 million for the quarter ended September 30, 2012, compared to $41.0 million for the quarter ended September 30, 2011, largely as a result of decreased costs related to REO operations and FDIC deposit insurance which were partially offset by increased compensation expenses.  While significantly lower in 2012 than in 2011, both quarters’ expenses reflect significant costs associated with problem loan collection activities including professional services and valuation charges related to real estate owned, which should decline in future periods as a result of the continuing reduction in non-performing assets.  As a result of net gains on sales of REO properties, expenses related to REO decreased by $8.0 million to a net gain of $1.3 million for the quarter ended September 30, 2012 from a $6.7 million expense during the same period a year earlier.  In addition to real estate taxes and maintenance costs, expenses related to REO for the quarter ended September 30, 2012 included $1.3 million in valuation adjustments; however, those charges were more than offset by $3.0 million in net gains on sales of REO properties. By comparison, for the quarter ended September 30, 2011, we recorded $4.6 million in valuation adjustments and net losses on sales of $725,000. Compensation expense increased $1.4 million, or 8%, to $19.6 million for the quarter ended September 30, 2012, compared to $18.2 million for the quarter ended September 30, 2011, primarily reflecting salary and wage adjustments, increased mortgage banking activity and higher health insurance costs.  The increase in compensation expenses was partially offset by an increase of $726,000 in capitalized loan origination costs which also reflected the increase in mortgage banking activity.  The cost of FDIC insurance decreased by $508,000 largely as a result of the decrease in average deposit balances, leading to a decrease in average assets and a reduction in the premium assessment rate.  All other expenses, net, increased $165,000.  Other operating expenses as a percentage of average assets were 3.13% for the quarter ended September 30, 2012, compared to 3.83% for the same quarter one year earlier.

Other operating expenses for the nine months ended September 30, 2012 decreased $12.5 million, or 10%, to $106.9 million compared to $119.4 million for the nine months ended September 30, 2011.  REO expenses decreased $14.6 million, or 82%, to $3.3 million for the nine months ended September 30, 2012, compared to $17.9 million for the prior year period, and included $4.5 million of valuation adjustments and $3.6 million of net gains on the sale of properties.  Compensation expense increased $4.7 million, or 9%, to $58.5 million for the nine months ended September 30, 2012 compared to $53.8 million for the nine months ended September 30, 2011, again reflecting salary and wage adjustments, increased mortgage banking activity and higher health insurance costs.  Partially offsetting the increase in compensation, capitalized loan origination costs increased by $2.1 million compared to the same nine-month period a year earlier.  Also contributing to the reduction in operating expenses was a $1.7 million, or 36%, decrease in deposit insurance to $3.0 million for the nine months ended September 30, 2012 compared to $4.7 million for the same period in the prior year.  Most other operating expenses were little changed from a year earlier. -

Income Taxes.  Our normal, expected statutory income tax rate is 35.8%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  However, during the third quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  During the second quarter of 2012, we determined that maintaining the full valuation allowance was no longer appropriate and reversed nearly all of the valuation allowance resulting in a substantial tax benefit for the quarter and six months ended June 30, 2012.  As a result of reversing an additional $4.0 million of the valuation allowance, our provision for income taxes was reduced to $2.4 million, or approximately 13.4% of pre-tax net income, for the quarter ended September 30, 2012. However, for the nine months ended September 30, 2012, the reduction of the valuation allowance resulted in a cumulative net tax benefit of $29.4 million. While the full valuation allowance remained in effect, we did not recognize any tax expense or benefit in our Consolidated Statements of Operations.  As a result, we did not recognize any tax expense or benefit for the quarter and nine months ended September 30, 2011.  We expect to recover the remaining $3.0 million of the allowance as an offset to our provision for income tax in the fourth quarter of 2012.  Beginning with the first quarter of 2013, we expect to recognize income tax expense based upon the statutory rate noted above, although certain tax-exempt income and tax credits likely will result in a slightly lower effective rate in future periods.  For more discussion on our deferred tax asset and related valuation allowance, please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

While non-performing assets declined significantly in 2011 and have decreased further in the first nine months of 2012, improving our risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us.  Over the previous four years, as housing markets deteriorated in many of our primary service areas, we experienced significantly higher levels of delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  Beginning in the third quarter of 2008 and continuing throughout 2009 and 2010, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which was reflected in our increased non-performing asset totals.  Further, property values generally declined during this period, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increasing levels of non-performing loans as the effects of the recessionary economy became more evident and the pace of the recovery remained slow.  As a result, for the years ended December 31, 2011, 2010 and 2009, our provision for loan losses was significantly higher than historical levels and our normal expectations.  This higher than normal level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for real estate acquired through foreclosure.  While our non-performing assets and credit costs have been materially reduced, we continue to be actively engaged with our borrowers in resolving remaining problem assets.  Further, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results.

Non-Performing Assets:  Non-performing assets decreased to $59 million, or 1.38% of total assets, at September 30, 2012, from $119 million, or 2.79% of total assets, at December 31, 2011, and $152 million, or 3.53% of total assets, at September 30, 2011. The primary components of non-accrual loans are $14 million in one-to-four family residential loans, $7 million in construction and land loans, and $6 million in commercial business loans. The primary components of REO are $10 million in residential land development and $7 million in one-to-four family real estate.  The geographic distribution of the $19 million of non-performing construction, land and land development loans and related REO included approximately $5 million, or 27%, in the Puget Sound region, $10 million, or 61%, in the greater Portland market area, $300,000, or 2%, in the greater Boise market area, and $2 million, or 10%, in other areas of Washington, Oregon and Idaho.  We continue to believe our level of non-performing loans and assets, which has declined substantially, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.  However, our future results will continue to be meaningfully influenced by the course of recovery from the economic recession.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, TDRs are impaired loans as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any TDR becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the TDR would be reclassified as nonaccrual.  At September 30, 2012, we had $62 million of TDRs currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and TDRs at the dates indicated (dollars in thousands):

	September 30 2012	December 31 2011	September 30 2011
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$5,574	$9,226	$8,908
Multifamily	—	362	—
Construction and land	7,450	27,731	35,841
One- to four-family	14,234	17,408	15,274
Commercial business	6,159	13,460	15,754
Agricultural business, including secured by farmland	645	1,896	1,301
Consumer	2,571	2,905	4,232
	36,633	72,988	81,310
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	—
Multifamily	—	—	—
Construction and land	—	—	—
One- to four-family	2,037	2,147	1,111
Commercial business	15	4	687
Agricultural business, including secured by farmland	—	—	—
Consumer	26	173	41
	2,078	2,324	1,839
Total non-performing loans	38,711	75,312	83,149
Securities on nonaccrual at fair value	—	500	1,942
REO and other repossessed assets held for sale, net	20,356	43,039	66,538
Total non-performing assets	$59,067	$118,851	$151,629
Total non-performing loans to loans before allowance for loan losses	1.20%	2.28%	2.58%
Total non-performing loans to total assets	0.91%	1.77%	1.94%
Total non-performing assets to total assets	1.38%	2.79%	3.53%
TDRs (2)	$62,438	$54,533	$51,990
Loans 30-89 days past due and on accrual	$7,739	$9,962	$7,895

(1)
For the three and nine months ended September 30, 2012, interest income of $520,000 and $2.6 million, respectively, would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at September 30, 2012 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Secured by real estate:
Commercial	$5,514	$—	$60	$5,574
Construction and land
One- to four-family construction	3,028	—	242	3,270
Residential land acquisition & development	—	1,452	—	1,452
Residential land improved lots	292	1,361	—	1,653
Residential land unimproved	47	688	—	735
Commercial land improved	294	—	—	294
Commercial land unimproved	46	—	—	46
Total construction and land	3,707	3,501	242	7,450
One- to four-family	12,397	2,157	1,717	16,271
Commercial business	6,070	104	—	6,174
Agricultural business, including secured by farmland	510	—	135	645
Consumer	2,074	43	480	2,597
Total non-performing loans	30,272	5,805	2,634	38,711
REO and other repossessed assets held for sale, net	11,280	8,426	650	20,356
Total non-performing assets	$41,552	$14,231	$3,284	$59,067
Percent of non-performing assets	70%	24%	6%	100%

In addition to the non-performing loans as of September 30, 2012, we had other classified loans with an aggregate outstanding balance of $110 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the quarters ended September 30, 2012 and 2011, we recognized $1.3 million and $4.6 million, respectively, of impairment charges related to these types of assets.  For the nine months ended September 30, 2012 and 2011, we recognized $4.5 million and $12.4 million, respectively, of these impairment charges.

Within our non-performing loans, we have a total of nine nonaccrual lending relationships, each with aggregate loan exposures in excess of $1.0 million that collectively comprise $13.0 million, or 34.9% of our total non-performing loans and the single largest relationship totaled $2.6 million at September 30, 2012.  The most significant of our non-performing loan exposures are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location

$2,646	6.8%	14 single family residences	Greater Seattle-Puget Sound area
1,909	4.9	Accounts receivable and inventory	Greater Seattle-Puget Sound area
1,828	4.7	Business assets, accounts receivable and vehicles	Greater Spokane, Washington area
1,358	3.5	Commercial building	Central Washington
1,314	3.4	Seven single family residences	Greater Portland, Oregon area
1,236	3.3	Third party notes secured by six commercial buildings plus miscellaneous partnership interest and other collateral	Greater Seattle-Puget Sound and Denver, Colorado areas
1,111	2.9	61 acre camp, 15 building units	Central Washington
1,086	2.8	Four commercial lots and one commercial acreage lot	Greater Portland, Oregon area
1,003	2.6	One two-story mixed use structure and two parcels used as parking lots	Central Washington
25,220	65.1	Various collateral; relationships under $1.0 million	Sum of 145 loans located throughout our market areas
$38,711	100.0%	Total non-performing loans

At September 30, 2012, we had $20.4 million of REO, the most significant component of which is a subdivision in the greater Portland, Oregon area consisting of 13 residential buildable lots and 33.2 acres of undeveloped land with a book value of $2.2 million.  The second largest REO holding consists of nine parcels of commercial land in the greater Seattle, Washington area with a book value of $2.2 million.  The third largest holding is 5.9 acres of undeveloped land in the greater Portland, Oregon area with a book value of $1.7 million.  The fourth largest holding is 20.5 acres of undeveloped residential land in the greater Portland, Oregon area with a book value of $1.1 million.  All other REO holdings have individual book values of less than $675,000.

The table below summarizes our REO by geographic location and property type (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$9,550	46.9%	11 single family residences 25 residential lots 83 acres undeveloped buildable land One completed residential condominium unit	Greater Portland, Oregon area
6,107	30.0	13 single family residences One residential lot Nine parcels of commercial land Three parcels of undeveloped residential land One acre of buildable residential land	Greater Seattle-Puget Sound area
2,527	12.4
Three single family residences
Three single family residences under construction
21 residential lots
13 acres of residential land
One residence with 31 acres of agricultural land
One parcel of bare land
One residential duplex
One 79 acre farm
			Other Washington locations
1,708	8.4	Two single family residences 22 residential lots One parcel of residential land Three commercial office buildings 63 acres of forest land	Greater Spokane, Washington area
464	2.3	56 residential lots Three commercial lots One commercial office building Two acres raw land zoned residential	Greater Boise, Idaho area
$20,356	100.0%

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the nine months ended September 30, 2012 and 2011, our loan originations were less than loan repayments and we purchased loans of $5 million and $620,000, respectively.  As a result, loan repayments, net of originations, totaled $64 million and $92 million, respectively.  During the nine months ended September 30, 2012 and 2011, we sold $371 million and $188 million, respectively, of loans.  Securities purchased during the nine months ended September 30, 2012 and 2011 totaled $316 million and $432 million, respectively, and securities repayments and maturities were $307 million and $243 million, respectively.  Our primary financing activity is gathering deposits.  As discussed above, deposits increased by $11 million during the first nine months of 2012, including a $28 million decrease in brokered deposits.  Brokered deposits are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2012, certificates of deposit amounted to $1.087 billion, or 31% of our total deposits, including $818 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature, although beginning in 2010 and continuing through the current quarter, we intentionally allowed certificates of deposit to decline, reflecting our ongoing efforts to shift the portfolio mix into lower cost core deposits.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the nine months ended September 30, 2012 and 2011, we used our sources of funds primarily to fund loan commitments, purchase securities and fund deposit withdrawals.  At September 30, 2012, we had outstanding loan commitments totaling $983 million, which included undisbursed loans in process and unused credit lines totaling $893 million.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Seattle, which at September 30, 2012 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $904 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $25 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $10 million, or less than 1% of our assets at September 30, 2012.  In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank can borrow from 57% up to 91% of eligible loans, depending on collateral type and risk rating.  We currently estimate the BIC program would provide additional borrowing capacity of $566 million as of September 30, 2012.  We had no funds borrowed from the FRBSF at September 30, 2012 or December 31, 2011.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2012, total equity increased $34 million, or 6%, to $566 million.  Total equity at September 30, 2012 included $72 million attributable to preferred stock and $494 million to common stock.  At September 30, 2012, tangible common stockholders’ equity, which excludes the preferred stock and other intangible assets, was $489 million, or 11% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common stockholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At September 30, 2012, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2011 Form 10-K for additional information regarding regulatory capital requirements for Banner and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2012, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Banner Corporation—consolidated
Total capital to risk-weighted assets	$643,089	19.01%	$270,597	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	600,343	17.74	135,298	4.00	n/a	n/a
Tier 1 leverage capital to average assets	600,343	14.29	168,063	4.00	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	503,699	15.71	256,398	8.00	$320,497	10.00%
Tier 1 capital to risk-weighted assets	463,180	14.45	128,199	4.00	192,298	6.00
Tier 1 leverage capital to average assets	463,180	11.67	158,794	4.00	198,492	5.00
Islanders Bank
Total capital to risk-weighted assets	31,768	17.13	14,835	8.00	18,544	10.00
Tier 1 capital to risk-weighted assets	29,443	15.88	7,418	4.00	11,127	6.00
Tier 1 leverage capital to average assets	29,443	12.60	9,346	4.00	11,683	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of September 30, 2012, our loans with interest rate floors totaled approximately $1.5 billion and had a weighted average floor rate of 5.22%.

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

The following table sets forth as of September 30, 2012, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value
+400	$2,347	1.4%	$(154,947)	(23.7)%
+300	1,592	1.0	(118,356)	(18.1)
+200	853	0.5	(77,605)	(11.9)
+100	(385)	(0.2)	(36,145)	(5.5)
0	—	—	—	—
-25	293	0.2	3,726	0.6
-50	(665)	(0.4)	(1,917)	(0.3)

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2012 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2012, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $510 million, representing a one-year cumulative gap to total assets ratio of 11.96%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2012 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$157,879	$13,573	$21,614	$4,264	$1,984	$46	$199,360
Fixed-rate mortgage loans	152,630	112,346	232,835	133,813	158,222	58,291	848,137
Adjustable-rate mortgage loans	434,001	147,945	326,520	244,663	8,318	—	1,161,447
Fixed-rate mortgage-backed securities	29,436	26,194	85,894	62,419	24,274	8,663	236,880
Adjustable-rate mortgage-backed securities	1,148	3,683	397	—	—	—	5,228
Fixed-rate commercial/agricultural loans	53,878	33,371	81,571	32,554	8,921	1,967	212,262
Adjustable-rate commercial/agricultural loans	485,434	9,579	37,571	15,538	424	—	548,546
Consumer and other loans	164,364	16,465	31,428	18,748	17,785	1,001	249,791
Investment securities and interest-earning deposits	316,750	42,622	56,675	31,585	57,221	68,999	573,852
Total rate sensitive assets	1,795,520	405,778	874,505	543,584	277,149	138,967	4,035,503
Interest-bearing liabilities: (2)
Regular savings and interest checking accounts	175,410	157,688	367,938	367,938	—	—	1,068,974
Money market deposit accounts	205,631	123,379	82,252	—	—	—	411,262
Certificates of deposit	483,627	329,081	210,605	60,552	3,277	34	1,087,176
FHLB advances	10,000	—	—	—	—	—	10,000
Other borrowings	—	—	—	—	—	—	—
Junior subordinated debentures	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	82,275	—	—	—	—	—	82,275
Total rate sensitive liabilities	1,080,659	610,148	660,795	428,490	3,277	34	2,783,403
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$714,861	$(204,370)	$213,710	$115,094	$273,872	$138,933	$1,252,100
Cumulative excess (deficiency) of interest-sensitive assets	$714,861	$510,491	$724,201	$839,295	$1,113,167	$1,252,100	$1,252,100
Cumulative ratio of interest-earning assets to interest-bearing liabilities	166.15%	130.19%	130.80%	130.19%	139.99%	144.98%	144.98%
Interest sensitivity gap to total assets	16.75%	(4.79)%	5.01%	2.70%	6.42%	3.25%	29.33%
Ratio of cumulative gap to total assets	16.75%	11.96%	16.97%	19.66%	26.08%	29.33%	29.33%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(308) million, or (7.21)% of total assets at September 30, 2012.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2012, we did not sell any securities that were not registered under the Securities Act of 1933.

We did not have any repurchases of our common stock from January 1, 2012 through September 30, 2012.

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

Banner Corporation

November 6, 2012	/s/Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 6, 2012	/s/Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)