Form 10-K
period 2012-12-31
BANNER CORP
filed 2013-03-14
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________to __________

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes __No X

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ____No X
 The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2012, was:
Common Stock - $402,237,057
 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
 The number of shares outstanding of the registrant’s classes of common stock as of February 28, 2013:
Common Stock, $.01 par value – 19,455,023 shares

Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 23, 2013 are incorporated by reference into Part III.

BANNER CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or any of the Banks which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, including this report on Form 10-K.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

PART 1

Item 1 – Business	General

Banner Corporation (the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2012, its 85 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).  As of December 31, 2012, we had total consolidated assets of $4.3 billion, net loans of $3.2 billion, total deposits of $3.6 billion and total stockholders’ equity of $507 million.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located primarily in the San Juan Islands.  Our primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in portions of Washington, Oregon and Idaho.  Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family residential loans and consumer loans.  A portion of Banner Bank’s construction and mortgage lending activities are conducted through its subsidiary, Community Financial Corporation (CFC), which is located in the Lake Oswego area of Portland, Oregon.  Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

Since becoming a public company in 1995, we have invested significantly in expanding our branch and distribution systems with a primary emphasis on strengthening our market presence in our five primary markets in the Northwest.  Those markets include the four largest metropolitan areas in the Northwest: the Puget Sound region of Washington and the greater Boise, Idaho, Portland, Oregon, and Spokane, Washington markets, as well as our historical base in the vibrant agricultural communities in the Columbia Basin region of Washington and Oregon.  Our aggressive franchise expansion during this period included the acquisition and consolidation of eight commercial banks, as well as the opening of 28 new branches and relocating ten others.  Over the past ten years, we also invested heavily in advertising campaigns designed to significantly increase the brand awareness for Banner Bank.  These investments, which have been significant elements in our strategies to grow loans, deposits and customer relationships, have increased our presence within desirable marketplaces and allow us to better serve existing and future customers.  This emphasis on growth and development resulted in an elevated level of operating expenses during much of this period; however, we believe that the expanded branch network and heightened brand awareness have created a franchise that we believe is well positioned to allow us to successfully execute on our super community bank model.  That strategy is focused on delivering customers, including middle market and small businesses, business owners, their families and employees, a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal and superior service level of a community bank.

Despite weak economic conditions and ongoing strains in the financial and housing markets, Banner Corporation's successful execution of its strategic turnaround plan and operating initiatives ,which resulted in our return to profitability in 2011, continued in 2012 and delivered noteworthy results as evidenced by our solid profitability for the year ended December 31, 2012. We achieved substantial progress on our goal to position the Company with a moderate risk profile and to maintain that profile and earnings momentum going forward. Highlights for the year included further improvement in our asset quality, additional customer account growth, significantly increased non-interest-bearing deposit balances and strong revenues from mortgage banking operations. As a result, substantially reduced credit costs, significant improvement in our net interest margin and strong non-interest revenues all contributed to meaningfully increased profitability in 2012. Also notable during the year was the repurchase and retirement of all of our Series A Preferred Stock. We realized gains of $2.5 million on these repurchase transactions. For the year ended December 31, 2012, we had net income of $64.9 million which, after providing for the preferred stock dividend, related discount accretion and gains on repurchases of preferred stock, resulted in a net income available to common shareholders of $59.1 million, or $3.16 per diluted share, compared to a net income of $5.5 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss to common shareholders of $2.4 million, or ($0.15) per diluted share for the year ended December 31, 2011.

Our return to consistent profitability was punctuated in 2012 by management's decision to reverse the valuation allowance against our deferred tax assets. For the year ended December 31, 2012, the elimination of the deferred tax asset valuation allowance, combined with the Company's pre-tax income, resulted in a net tax benefit of $24.8 million which significantly added to our net income for the year. The decision to reverse the valuation allowance reflects our confidence in the sustainability of our future profitability. Further, as a result of our return to profitability, including the recovery of our deferred tax asset, our improved asset quality and operating trends, strong capital position and our expectation for sustainable profitability for the foreseeable future, we also significantly reduced the credit portion of the discount rate utilized to estimate the fair value of the junior subordinated debentures issued by the Company. As a result, the estimated fair value of our junior subordinated debentures increased by $23.1 million during the year, accounting for most of the $16.5 million net charge before taxes for fair value adjustments for the year ended December 31, 2012. Changes in these two significant accounting estimates, while substantial, represent non-cash valuation adjustments that have no effect on our liquidity or our ability to fund our operations.

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

Our provision for loan losses was $13.0 million for the year ended December 31, 2012, compared to $35.0 million in 2011 and $70 million in 2010. The decrease from a year earlier reflects significant progress in reducing the levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties. From 2008 through 2011, higher than historical provision for loan losses was the most significant factor adversely affecting our operating results; however, the substantial decrease in non-performing assets resulted in much lower provisioning in 2012 and the expectation of more normal levels going forward. (See Note 6, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-K.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased to $167.6 million for the year ended December 31, 2012, compared to $164.6 million for the same prior year, primarily as a result of expansion of our net interest spread and net interest margin due to a lower cost of funds and a reduction in the adverse impact of non-performing assets. The continuing trend to lower funding costs primarily reflects a further decline in interest expense on deposits driven by significant changes in our deposit mix and pricing. This decrease in deposit costs coupled with the reduction in the adverse impact of non-performing assets represent important improvements in our core operating fundamentals. The increase in net interest income occurred despite a modest decline in average earning assets compared to a year ago, as we continued to focus on reducing our non-performing loans and make changes in our mix of assets and liabilities designed to reduce our risk profile and produce more sustainable earnings.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries. (See Note 22 of the Notes to the Consolidated Financial Statements.) For the year ended December 31, 2012, we recorded a net loss of $16.5 million in fair value adjustments and $409,000 of OTTI charges. In comparison, we recorded a net fair value loss of $624,000 for the year ended December 31, 2011, which was more than offset by a $3.0 million OTTI recovery. The current year fair value loss was primarily related to the increased valuation of our junior subordinated debentures, which was partially offset by similar adjustments to the fair value estimates for certain investment securities also carried at fair value.

Reflecting the large adverse fair value adjustment, our other operating income for the year ended December 31, 2012 decreased to $26.9 million, compared to $34.0 million for the year ended December 31, 2011. As a result, our total revenues (net interest income before the provision for loan losses plus other operating income) for 2012 decreased $4.0 million, to $194.6 million, compared to $198.6 million for 2011. However, as a result of exceptionally strong mortgage banking revenues and growth in core deposits, our revenues, excluding fair value and OTTI adjustments, which we believe are more indicative of our core operations, increased by $15.2 million, or 8%, to $211.4 million for the year ended December 31, 2012, compared to $196.2 million for the year ended December 31, 2011.

Our other operating expenses decreased to $141.5 million for the year ended December 31, 2012, compared to $158.1 million for the year ended December 31, 2011, largely as a result of decreased costs related to real estate owned, FDIC deposit insurance costs and professional services, which were partially offset by increased compensation expenses. While significantly lower in 2012 than in 2011, both years' expenses reflect significant costs associated with problem loan collection activities including professional services and valuation charges related to real estate owned, which should decline in future periods as a result of the continuing reduction in non-performing assets.

Other operating income, revenues and other earnings information excluding fair value adjustments and OTTI losses are financial measures not made in conformity with U.S. generally acceptable accounting principles (GAAP). Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations. Where applicable, we have also presented comparable earnings information using GAAP financial measures.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information about our financial performance, critical accounting policies and reconciliations of these non-GAAP financial measures.

Recent Developments and Significant Events

Regulatory Actions: On March 19, 2012, the Memorandum of Understanding (MOU) by and between Banner Bank and the FDIC and Washington DFI (originally effective March 29, 2010) was terminated. On April 10, 2012, the MOU by and between the Company and the Federal Reserve Bank of San Francisco (originally effective March 23, 2010) was also terminated.

Income Tax Reporting and Accounting:

Amended Federal Income Tax Returns:  On October 25, 2011, the Company filed amended federal income tax returns for tax years 2005, 2006, 2008 and 2009.  The amended tax returns, which are under review by the Internal Revenue Service (IRS), significantly affect the timing for recognition of credit losses within previously filed income tax returns and, if approved, would result in the refund of up to $13.6 million of previously paid taxes from the utilization of net operating loss carryback claims into prior tax years.  The outcome of the anticipated IRS review is inherently uncertain and since there can be no assurance of approval of some or all of the tax carryback claims, no asset has been recognized to reflect the possible results of these amendments as of December 31, 2012.  Accordingly, the Company does not anticipate recognizing any tax benefit until the results of the IRS review have been determined. We expect this review to be completed and the issue resolved during 2013.

Deferred Tax Asset Valuation Allowance:  The Company and the Banks file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.  While realization of the deferred tax asset is ultimately dependent on sustained profitability, the guidance reflected in the accounting standard is significantly influenced by consideration of recent historical operating results.  During 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  As a result, we recorded an $18.0 million income tax expense for the year ended December 31, 2010.  No tax benefit or expense was recognized during 2011.  During the year ended December 31, 2012, management analyzed the Company's performance and trends, focusing on trends in asset quality, loan loss provisioning, capital position, net interest margin, core operating income and net income and the likelihood of continued profitability. Based on this analysis, management determined that a full valuation allowance was no longer appropriate and reversed all of the valuation allowance during the year ended December 31, 2012. See Note 13 of the Notes to the Consolidated Financial Statements for more information.

Stockholder Equity Transactions:

Preferred Stock: On March 29, 2012, the Company's $124 million of Series A Preferred Stock with a liquidation value of $1,000 per share, originally issued to the U.S. Treasury (Treasury) as part of its Capital Purchase Program, was sold by the Treasury as part of its efforts to manage and recover its investments under the Troubled Asset Relief Program (TARP). While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients. The Treasury retained its related warrants to purchase up to $18.6 million in Banner common stock. Subsequently, during 2012, the Company repurchased or redeemed its Series A Preferred Stock, realizing gains aggregating $2.5 million, which partially offset the accelerated amortization of a portion of the initial discount recorded at the issuance of the Series A Preferred Stock. In addition, dividends paid in 2012 on the Series A Preferred Stock were reduced by the retirement of the repurchased shares.

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

Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans. Prior to 2008, real estate lending activities were significantly focused on residential construction and land development and first mortgages on owner-occupied, one- to four-family residential properties; however, over the subsequent four years our origination of construction and land development loans declined materially and the proportion of the portfolio invested in these types of loans has declined substantially. During 2011 and particularly in 2012, we experienced more demand for one- to four-family construction loans and outstanding balances have increased modestly. Our residential mortgage loan originations also decreased during the earlier years of this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases. Refinancing activity was particularly significant during 2012, which resulted in a meaningful increase in residential mortgage originations compared to the same period a year earlier. Despite the recent increase in these loan originations, our outstanding balances for residential mortgages have continued to decline, as most of the new originations have been sold in the secondary market while existing residential loans have been repaying at an accelerated pace. Our real estate lending activities also include the origination of multifamily and commercial real estate loans. While reduced from periods prior to the economic slowdown, our level of activity and investment in these types of loans has been relatively stable in recent periods. Our commercial business lending is directed toward meeting the credit and related deposit needs of various small to medium-sized business and agribusiness borrowers operating in our primary market areas. Reflecting the weak economy, in recent periods demand for these types of commercial business loans has been modest and, aside from seasonal variations, total outstanding balances have not significantly increased or decreased. Our consumer lending activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt. At December 31, 2012, our net loan portfolio totaled $3.158 billion compared to $3.213 billion at December 31, 2011.

For additional information concerning our loan portfolio, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2012 and 2011—Loans and Lending” including Tables 7 and 8, which sets forth the composition and geographic concentration of our loan portfolio, and Tables 9 and 10, which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the Northwest communities where we have offices.  While we offer a wide range of products, we have not engaged in any sub-prime lending programs, which we define as loans to borrowers with poor credit histories or undocumented repayment capabilities and with excessive reliance on the collateral as the source of repayment.  However, in recent years we have experienced a modest increase in delinquencies on our residential loans in response to the weakened housing market conditions.  At December 31, 2012, $582 million, or 18% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

We offer fixed- and adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions, primarily with the intent of selling these loans into the secondary market.  Fixed-rate loans generally are offered on a fully amortizing basis for terms ranging from 10 to 30 years at interest rates and fees that reflect current secondary market pricing.  Most ARM products offered adjust annually after an initial period ranging from one to five years, subject to a limitation on the annual change of 1.0% to 2.0% and a lifetime limitation of 5.0% to 6.0%.  For a small portion of the portfolio, where the initial period exceeds one year, the first rate change may exceed the annual limitation on subsequent rate changes.  Our ARM products most frequently adjust based upon the average yield on Treasury securities adjusted to a constant maturity of one year or certain London Interbank Offered Rate (LIBOR) indices plus a margin or spread above the index.  ARM loans held in our portfolio may allow for interest-only payments for an initial period up to five years but do not provide for negative amortization of principal and carry no prepayment restrictions.  The retention of ARM loans in our loan portfolio can help reduce our exposure to changes in interest rates.  However, borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  In recent years, borrower demand for ARM loans has been limited and we have chosen not to aggressively pursue ARM loans by offering minimally profitable, deeply discounted teaser rates or option-payment ARM products.  As a result, ARM loans have represented only a small portion of our loans originated during this period and of our portfolio.

Our residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and the Federal National Mortgage Association (Fannie Mae or FNMA).  Government insured loans are underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA).  In the loan approval process, we assess the borrower’s ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower.  For ARM loans, our standard practice provides for underwriting based upon fully indexed interest rates and payments.  Generally, we will lend up to 95% of the lesser of the appraised value or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on certain government insured programs.  We require private mortgage insurance on conventional residential loans with a loan-to-value ratio at origination exceeding 80%.  For the past four years, particularly in 2009 and 2010, a number of exceptions to these general underwriting guidelines were granted in connection with the sale or refinance of properties, particularly new construction, for which we were already providing financing.  These exceptions most commonly relate to loan-to-value and mortgage insurance requirements and not to credit underwriting or loan documentation standards.  Such exceptions, while less frequent in recent periods, will likely continue in the near term to facilitate troubled loan resolution and may result in loans having performance characteristics different from the rest of our one-to-four-family loan portfolio.

Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis.  During the past three years, we have sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market.

Construction and Land Lending:  Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers; however, as housing markets weakened the amount of this investment was substantially reduced in recent years.  In years prior to 2008, residential construction and land development lending was an area of major emphasis at Banner Bank and the primary focus of its subsidiary, CFC. To a lesser extent, we also originate construction loans for commercial and multifamily real estate. More recently, in response to improvement in certain sub-markets, our construction and development lending increased in 2011 and 2012 and made a meaningful contribution to increased revenues and profitability in those years.  Although well diversified with respect to sub-markets, price ranges and borrowers, our construction and land loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area. At December 31, 2012, construction and land loans totaled $305 million, or 9% of total loans of the Company, consisting of $161 million of one- to four-family construction loans, $77 million of residential land or land development loans, $53 million of commercial and multifamily real estate construction loans and $14 million of commercial land or land development loans.

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

Construction loans made by us include those with a sales contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period.  We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations.  The maximum number of speculative loans (loans that are not pre-sold) approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product and the ratio of sold to unsold inventory the builder maintains.  We have attempted to diversify the risk associated with speculative construction lending by doing business with a large number of small and mid-sized builders spread over a relatively large geographic region with numerous sub-markets within our three-state service area.

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

Historically, we have also made land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land, although over the past five years we generally have not originated this type of loan.  In making land loans, we follow underwriting policies and disbursement and monitoring procedures similar to those for construction loans.  The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released from the lien of the mortgage.

We regularly monitor the construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change.  Housing markets in most areas of the Pacific Northwest significantly deteriorated beginning in 2008 and our origination of new construction loans declined sharply as a result; however, our level of construction lending has increased in the past two years as certain sub-markets have improved.  We believe that the underwriting policies and internal monitoring systems we have in place have helped to mitigate some of the risks inherent in construction and land lending; however, weak housing market conditions nonetheless resulted in material delinquencies and charge-offs in our construction and land loan portfolios in recent years.  While construction and land loans, including residential, commercial and multifamily, have been meaningfully reduced, they still represent 9% of our portfolio. Reducing the amount of non-performing construction and land development loans and related real estate acquired through foreclosure was the most critical issue that we needed to resolve to return to acceptable levels of profitability and we have made substantial progress during the past three years in this regard, as reflected in the decline in non-performing construction and land loans to 12% of non-performing loans at December 31, 2012 from 52% of non-performing loans at December 31, 2010.  The most significant risk in this portfolio relates to the land development loans in a few areas where demand for building lots remains weak.  (See “Asset Quality” below and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality.”)

Commercial and Multifamily Real Estate Lending:  We originate loans secured by multifamily and commercial real estate including, as noted above, loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor properties.  At December 31, 2012, our loan portfolio included $138 million in multifamily and $1.073 billion in commercial real estate loans, including $489 million in owner-occupied commercial real estate loans and $584 million in non-owner-occupied commercial real estate loans, which in aggregate comprised 37% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, potentially riskier than one- to four-family residential mortgage loans.  Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrowers’ willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Most of our multifamily and commercial real estate loans are linked to various Federal Home Loan Bank (FHLB) advance rates, certain prime rates or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2012, the average size of our commercial real estate loans was $659,000 and the largest commercial real estate loan in our portfolio was approximately $15 million.

Commercial Business Lending:  We are active in small- to medium-sized business lending and are engaged to a lesser extent in agricultural lending primarily by providing crop production loans.  Our commercial bankers are focused on local markets and devote a great deal of effort to developing customer relationships and the ability to serve these types of borrowers with a full array of products and services delivered in a thorough and responsive manner.  While also strengthening our commitment to small business lending, in recent years we have added experienced officers and staff focused on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range.  In addition to providing earning assets, this type of lending has helped us increase our deposit base.  Expanding commercial lending and related commercial banking services is currently an area of significant focus, including recent reorganization and additions to staffing in the areas of business development, credit administration, Small Business Administration (SBA) lending, and loan and deposit operations.

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

We underwrite our commercial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value.  We seek to structure these loans so that they have more than one source of repayment.  The borrower is required to provide us with sufficient information to allow us to make a prudent lending determination.  In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and information about the collateral.  Loans to closely held businesses typically require personal guarantees by the principals.  Our commercial business loan portfolio is geographically dispersed across the market areas serviced by our branch network and there are no significant concentrations by industry or products.

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to various prime rate or LIBOR indices.  At December 31, 2012, commercial business loans totaled $618 million, or 19% of our total loans.

Agricultural Lending:  Agriculture is a major industry in many parts of our service areas.  While agricultural loans are not a large part of our portfolio, we intend to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2012, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $230 million, or 7% of our loan portfolio.

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

We also originate loans to finance the purchase of farm equipment.  Loans to purchase farm equipment are made for terms of up to seven years.  On occasion, we also originate agricultural real estate loans secured primarily by first liens on farmland and improvements thereon located in our market areas, although generally only to service the needs of our existing customers.  Loans are written in amounts ranging from 50% to 75% of the tax assessed or appraised value of the property for terms of five to 20 years.  These loans generally have interest rates that adjust at least every five years based upon a Treasury index or FHLB advance rate plus a negotiated margin.  Fixed-rate loans are granted on terms usually not to exceed five years.  In originating agricultural real estate loans, we consider the debt service coverage of the borrower’s cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower’s past performance with us and/or the market area.  These loans normally are not made to start-up businesses and are reserved for existing customers with substantial equity and a proven history.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, boat and recreational vehicle loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received consistent emphasis in recent years.  Part of this emphasis has been the reintroduction of a Banner Bank-funded credit card program which we began marketing in 2005.  Similar to other consumer loan programs, we focus this credit card program on our existing customer base to add to the depth of our customer relationships.  In addition to earning balances, credit card accounts produce non-interest revenues through interchange fees and other activity-based revenues. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2012, we had $291 million, or 9% of our loans receivable, in consumer related loans, including $170 million, or 5% of our loans receivable, in consumer loans secured by one- to four-family residences.

Similar to commercial business loans, our other consumer loans often entail greater risk than residential mortgage loans. Home equity lines of credit generally entail greater risk than do one- to four-family residential mortgage loans where we are in the first lien position. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. In the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as us, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral.

Loan Solicitation and Processing:  We originate real estate loans in our market areas by direct solicitation of real estate brokers, builders, depositors, walk-in customers and visitors to our Internet website.  Loan applications are taken by our mortgage loan officers or through our Internet website and are processed in branch or regional locations.  Most underwriting and loan administration functions for our real estate loans are performed by loan personnel at central locations.  We do not make loans originated by independent third-party loan brokers or any similar wholesale loan origination channels.

Our commercial bankers solicit commercial and agricultural business loans through call programs focused on local businesses and farmers.  While commercial bankers are delegated reasonable commitment authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of Banner Bank and Islanders Bank.

We originate consumer loans through various marketing efforts directed primarily toward our existing deposit and loan customers.  Consumer loan applications are primarily underwritten and documented by centralized administrative personnel.

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  For the years ended December 31, 2012, 2011 and 2010, we originated loans, net of repayments, of $460 million, $270 million, and $114 million, respectively.  The increase in net originations for 2012 reflects a significant increase in production of one- to four-family residential loans, as well as increased new commercial business and agricultural business loans and commercial real estate loans, and a reduction in charge-offs on problem loans.  The lower level of originations, net of repayments and charge-offs, during 2010 was significantly impacted by reduced demand from creditworthy borrowers due to weak economic conditions, a substantial amount of loan repayments, and significant charge-offs.

We sell many of our newly originated one- to four-family residential mortgage loans to secondary market purchasers as part of our interest rate risk management strategy.  Originations of one- to four-family residential loans for sale increased to $504 million for the year ended December 31, 2012 from $279 million during 2011. Proceeds from sales of loans for the years ended December 31, 2012, 2011 and 2010, totaled $505 million, $282 million, and $351 million, respectively.  Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  We sell loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse. The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  See “Loan Servicing.”  At December 31, 2012, we had $12 million in loans held for sale.

We periodically purchase whole loans and loan participation interests primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities.  Any such purchases are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.  During the years ended December 31, 2012, 2011 and 2010, we purchased $18 million, $5 million and $341,000, respectively, of loans and loan participation interests.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2012, we were servicing $1.031 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.  At December 31, 2012, we held $5.0 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2012 was composed of $687 million of Freddie Mac residential mortgage loans, $212 million of Fannie Mae residential mortgage loans and $132 million of both residential and non-residential mortgage loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon and Idaho.  For the year ended December 31, 2012, we recognized a $872,000 gain from loan servicing in our results of operations, which was net of $2.6 million of servicing rights amortization and a $400,000 impairment charge for a valuation adjustment to mortgage servicing rights.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  For the years ended December 31, 2012, 2011 and 2010, we capitalized $3.7 million, $1.9 million, and $1.7 million, respectively, of MSRs relating to loans sold with servicing retained.  No MSRs were purchased in those periods.  Amortization of MSRs for the years ended December 31, 2012, 2011 and 2010, was $2.6 million, $1.8 million, and $2.0 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  During 2012, we recorded a $400,000 impairment charge to reduce the carrying value of our MSRs. MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  At December 31, 2012, our MSRs were carried at a value of $6.2 million, net of amortization.

Asset Quality

Classified Assets: State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.  For additional information regarding asset quality and non-performing loans, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2012 and 2011—Asset Quality,” and Tables 15, 16 and 17 contained therein.

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with GAAP guidelines.  We increase our allowance for loan losses by charging provisions for possible loan losses against our income.  The allowance for losses on loans is maintained at a level which, in management’s judgment, is sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  At December 31, 2012, we had an allowance for loan losses of $77 million, which represented 2.39% of loans and 225% of non-performing loans compared to 2.52% and 110%, respectively, at December 31, 2011.  For additional information concerning our allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011—Provision and Allowance for Loan Losses,” and Tables 21 and 22 contained therein.

Real Estate Owned:  Real estate owned (REO) is property acquired by foreclosure or receiving a deed in lieu of foreclosure, and is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the carrying amount of the defaulted loan.  Development and improvement costs relating to the property are capitalized to the extent they add value to the property.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are credited or charged to operations in the period in which they are realized.  The amounts we will ultimately recover from REO may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in our strategies for recovering the investment.  If the book value of the REO is determined to be in excess of the fair market value, a valuation allowance is recognized against earnings.  At December 31, 2012, we had REO of $16 million, compared to $43 million at December 31, 2011.  Valuation allowances recognized during 2012 were $5.2 million and for both 2011 and 2010 valuation charges were $15.1 million.  For additional information on REO, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2012 and 2011—Asset Quality” and Table 18 contained therein and Note 7 of the Notes to the Consolidated Financial Statements.

Investment Activities

Under Washington state law, banks are permitted to invest in various types of marketable securities.  Authorized securities include but are not limited to Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed and asset-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions.  Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk.  Our policies generally limit investments to U.S. Government and agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, corporate debt obligations and mortgage-backed securities.  Investment in mortgage-backed securities may include those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and privately-issued mortgage-backed securities that have an AA credit rating or higher at the time of purchase, as well as collateralized mortgage obligations (CMOs).  A high credit rating indicates only that the rating agency believes there is a low risk of loss or default.  To the best of our knowledge, we do not have any investments in mortgage-backed securities, collateralized debt obligations or structured investment vehicles that have a material exposure to sub-prime mortgages.  However, we do have investments in single-issuer trust preferred securities and collateralized debt obligations secured by pooled trust preferred securities that have been materially adversely impacted by concerns related to the banking and insurance industries as well as payment deferrals and defaults by certain issuers.  Further, all of our investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment’s earnings performance and/or market value.

At December 31, 2012, our consolidated investment portfolio totaled $631 million and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and asset-backed securities secured by student loans issued or guaranteed by the Student Loan Marketing Association.  From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in loan originations, deposits and other activities.  During the year ended December 31, 2012, holdings of mortgage-backed securities increased $176 million to $306 million, while Treasury and agency obligations decreased $243 million to $99 million, corporate securities including equities increased $6 million to $49 million, municipal bonds increased $28 million to $135 million, and new investments in asset-backed securities were $43 million.

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2012 and 2011—Investments,” and Tables 1 to 6 contained therein.

Off-Balance-Sheet Derivatives:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  As a result of the 2007 acquisition of F&M Bank, we became a party to approximately $23 million ($16 million as of December 31, 2012) in notional amounts of interest rate swaps.  These swaps serve as hedges to an equal amount of fixed-rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  In addition, in 2011 we began actively marketing interest rate swaps to certain loan customers in connection with longer-term floating rate loans, allowing them to effectively fix their loan interest rates.  These customer swaps are matched with third party swaps with qualified broker/dealers or banks to offset the risk.  As of December 31, 2012, we had $95 million in notional amounts of these customer interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps and the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the hedged loans.  Also, as a part of mortgage banking activities, we issue “rate lock” commitments to borrowers and obtain offsetting “best efforts” delivery commitments from purchasers of loans.  While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such.  Accordingly, on December 31, 2012, we recorded an asset of $74,000 and a liability of $74,000, representing the estimated market value of those commitments.  Further, in 2012 we began using forward contracts for the sale of mortgage-backed securities and mandatory delivery commitments for the sale of loans to partially hedge "rate lock" commitments and closed loans to borrowers in our mortgage banking activities. On December 31, 2012, we recorded an asset of $436,000 and a liability of $121,000, representing the estimated market value of those commitments. These forward contracts and mandatory delivery commitments, as well as the related "rate lock" commitments and loans, are accounted for in the Consolidated Financial Statements at fair value with changes in fair value recognized in earnings. On December 31, 2012, we had no other investment related off-balance-sheet derivatives.

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

We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and non-bank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our branch expansion, relocations and renovation and advertising and marketing campaigns has been directed toward attracting additional deposit customer relationships and balances.  In addition, our electronic banking activities including debit card and automated teller machine (ATM) programs, on-line Internet banking services and, most recently, customer remote deposit and mobile banking capabilities are all directed at providing products and services that enhance customer relationships and result in growing deposit balances.  Growing core deposits (transaction and savings accounts) is a fundamental element of our business strategy.

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, interest-bearing checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns.  At December 31, 2012, we had $3.558 billion of deposits, including $2.529 billion of transaction and savings accounts and $1.029 billion in time deposits.  For additional information concerning our deposit accounts, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2012 and 2011—Deposit Accounts.”  See also Table 11 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 12, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2012.  In addition, see Note 9 of the Notes to the Consolidated Financial Statements.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB-Seattle serves as our primary borrowing source, although in recent years we have significantly reduced our use of FHLB advances.  The FHLB-Seattle provides credit for member financial institutions such as Banner Bank and Islanders Bank.  As members, the Banks are required to own capital stock in the FHLB-Seattle and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities provided certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements.  At December 31, 2012, we had $10 million of borrowings from the FHLB-Seattle.  At that date, Banner Bank had been authorized by the FHLB-Seattle to borrow up to $889 million under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $26 million under a similar agreement.  The Federal Reserve Bank also serves as an important source of borrowing capacity.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle.  At December 31, 2012, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $595 million from the Federal Reserve Bank, although at that date we had no funds borrowed under this arrangement.  Although eligible to participate, Islanders Bank has not applied for approval to borrow from the Federal Reserve Bank.  For additional information concerning our borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2012 and 2011—Borrowings,” Table 14 contained therein, and Notes 10 and 11 of the Notes to the Consolidated Financial Statements.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with cash management services provided to our larger deposit customers.  At December 31, 2012, we had issued retail repurchase agreements totaling $77 million, which were secured by a pledge of certain U.S. Government and agency notes and mortgage-backed securities with a market value of $109 million. We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers; however, during the three years ended December 31, 2012, we did not have any wholesale repurchase borrowings.

On March 31, 2009, Banner Bank completed an offering of $50 million of qualifying senior bank notes that were guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).  This debt, which was issued to strengthen our overall liquidity position as we adjusted to a lower level of public funds deposits, matured and was repaid on March 31, 2012.

We have also issued $120 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS).  The TPS were issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and were sold in private offerings to pooled investment vehicles.  The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition. All of the debentures issued to the Trusts, measured at their fair value, less the common stock of the Trusts, qualified as Tier I capital as of December 31, 2012, under guidance issued by the Board of Governors of the Federal Reserve System. We have invested substantially all of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank.  For additional information about deposits and other sources of funds, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Notes 9, 10, 11 and 12 of the Notes to the Consolidated Financial Statements.

Personnel

As of December 31, 2012, we had 1,074 full-time and 99 part-time employees.  Banner Corporation has no employees except for those who are also employees of Banner Bank, its subsidiaries, and Islanders Bank.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Taxation
Federal Taxation

General:  For tax reporting purposes, we report our income on a calendar year basis using the accrual method of accounting on a consolidated basis.  We are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts.  Reference is made to Note 13 of the Notes to the Consolidated Financial Statements for additional information concerning the income taxes payable by us.

State Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the rate of 1.80% of gross receipts.  For many years, this rate had been 1.50%.  However, on April 12, 2010, the Washington State Legislature passed a law that temporarily increased this rate to 1.80%.  This new higher rate will be in effect for the period May 1, 2010 through June 30, 2013.  Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to this tax.  Our B&O tax expense was $2.3 million, $2.2 million, and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax.  Our operations in those states resulted in corporate income taxes of approximately $540,000, $30,000, and $60,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  As our operations in these states increase, the state income tax provision will have an increasing effect on our effective tax rate and results of operations.

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

Deposit Insurance: The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts of the Banks up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Banner Bank's and Islanders Bank's deposit insurance premiums expense for the year ended December 31, 2012, were $3.5 million and $195,000, respectively.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The balance of our prepaid assessment was $12.4 million at December 31, 2012.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires the FDIC's deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules, effective as of the second quarter of 2011, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
The FDIC conducts examinations of and requires reporting by state non-member banks, such as the Banks. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the deposit insurance fund.

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

Prompt Corrective Action:  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a core capital to risk-weighted assets ratio of not less than 4%, and a leverage ratio of not less than 4%.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally.  Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

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

At December 31, 2012, both Banner Bank and Islanders Bank were categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information, see Note 18 of the Notes to Consolidated Financial Statements.

Standards for Safety and Soundness:  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution's size and complexity and the nature and scope of its activities.  The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems.  If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.

Capital Requirements: Federally insured financial institutions, such as Banner Bank and Islanders Bank, are required to maintain a minimum level of regulatory capital.  FDIC regulations recognize two types, or tiers, of capital:  core (Tier 1) capital and supplementary (Tier 2) capital.  Tier 1 capital generally includes common stockholders' equity, qualifying restricted core capital elements (other than cumulative perpetual preferred stock), less deductions for disallowed intangibles and disallowed deferred tax assets. Tier 2 capital, which recognizes up to 100% of Tier 1 capital for risk-based capital purposes includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), qualified subordinated debt, redeemable preferred stock, other restricted core capital elements, cumulative perpetual preferred stock, and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital for risk-based capital purposes is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios.  The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 3% to 4% of total assets.  At December 31, 2012, Banner Bank and Islanders Bank had Tier 1 leverage capital ratios of 12.29% and 13.02%, respectively.  The FDIC retains the right to require an institution to maintain a higher capital level based on an institution's particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.  At December 31, 2012, Banner Bank and Islanders Bank had Tier 1 risk-based capital ratios of 15.12% and 16.28%, respectively, and total risk-based capital ratios of 16.38% and 17.53%, respectively.

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

We believe that, under the current regulations, Banner Bank and Islanders Bank exceed their minimum capital requirements.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where they have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their capital requirements.  For additional information concerning Banner Bank's and Islanders Bank's capital, see Note 18 of the Notes to the Consolidated Financial Statements.

New Proposed Capital Rules. In June 2012, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency (OCC) approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to Banner Corporation and the Banks. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Banner Corporation and the Banks under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Banks, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized”: (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets and utilize an increased number of credit risk and other exposure categories and risk weights. In addition, the proposed rules also address: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repurchase-style transactions.

In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•
For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage's loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010:  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect the Banks and Banner Corporation. For certain of these changes, implementing regulations have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.
The following aspects of the Dodd-Frank Act are related to the operations of the Banks:

•
The Consumer Financial Protection Bureau (“CFPB”), an independent consumer compliance regulatory agency within the Federal Reserve has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to both new and existing consumer financial protection laws. Financial institutions with assets of less than $10 billion, like the Banks, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws. The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations;

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries;

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011;

•	Deposit insurance is permanently increased to $250,000;

•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less the average tangible equity during the assessment period; and

•
The minimum reserve ratio of the FDIC's DIF increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. Pursuant to the Dodd-Frank Act, the FDIC recently issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

The following aspects of the Dodd-Frank Act are related to the operations of Banner Corporation:

•
Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. The federal banking agencies must promulgate new rules on regulatory capital within 18 months from July 21, 2010, for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to the Banks under the prompt corrective action regulations;

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years;

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments;

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant;

•
Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information;

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer;

•
Item 402 of Regulation S-K is amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees; and

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Commercial Real Estate Lending Concentrations:  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending.  The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk.  A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank's capital; or

•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank's total capital or the outstanding balance of the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2012, Banner Bank's and Islanders Bank's aggregate loans for construction, land development and land loans were 92% and 51% of total capital, respectively.  In addition, at December 31, 2012 Banner Bank's and Islanders Bank's loans on commercial real estate were 227% and 213% of total capital, respectively.

Activities and Investments of Insured State-Chartered Financial Institutions:  Federal law generally limits the activities and equity investments of FDIC insured, state-chartered banks to those that are permissible for national banks.  An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or re-insures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

Federal Reserve System:  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.  At December 31, 2012, the Banks' deposits with the Federal Reserve Bank and vault cash exceeded their reserve requirements.

Affiliate Transactions:  Banner Corporation, Banner Bank and Islanders Bank are separate and distinct legal entities. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or any non-bank subsidiary of the bank holding company are limited to 10% of the subsidiary bank's capital and surplus and, with respect to the parent company and all such non-bank subsidiaries, to an aggregate of 20% of the subsidiary bank's capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act:  Banner Bank and Islanders Bank are subject to the provisions of the Community Reinvestment Act of 1977 (CRA), which requires the appropriate federal bank regulatory agency to assess a bank's performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency's assessment of the bank's record is made available to the public.  Further, a bank's CRA performance rating must be considered in connection with a bank's application to, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Both Banner Bank and Islanders Bank received a “satisfactory” rating during their most recent CRA examinations.

Dividends:  The amount of dividends payable by the Banks to the Company will depend upon their earnings and capital position, and is limited by federal and state laws, regulations and policies.  Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

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

Anti-Money Laundering and Customer Identification:   In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001.  The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.  Banner Bank's and Islanders Bank's policies and procedures comply with the requirements of the USA Patriot Act.

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

Federal Securities Laws:  Banner Corporation's common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934 (the Exchange Act).

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

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Banks, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.  The guidelines require that a company's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.  As of December 31, 2012, Banner Corporation's total risk-based capital was 16.96% of risk-weighted assets and its Tier 1 (core) capital was 15.70% of risk-weighted assets.  The Dodd-Frank Act required new capital regulations to be adopted in final form 18 months after the July 21, 2010 enactment date of the Dodd-Frank Act.  In June 2012, the Federal Reserve, FDIC and the OCC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to Banner Corporation and the Banks. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. We did not repurchase any shares of common stock during the 2012 fiscal year.

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2012:

Name	Age	Position with Banner Corporation	Position with Banner Bank
Mark J. Grescovich	48	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director
Lloyd W. Baker	64	Executive Vice President, Chief Financial Officer	Executive Vice President, Chief Financial Officer
Cynthia D. Purcell	55		Executive Vice President, Retail Banking and Administration
Richard B. Barton	69		Executive Vice President, Chief Lending Officer
Steven W. Rust	65		Executive Vice President, Chief Information Officer
Douglas M. Bennett	60		Executive Vice President, Real Estate Lending Operations
Tyrone J. Bliss	55		Executive Vice President, Risk Management and Compliance Officer
Gary W. Wagers	52		Executive Vice President, Retail Products and Services
John T. Wagner	62		Executive Vice President, Corporate Administration
James T. Reed, Jr.	50		Senior Vice President, Commercial Banking
M. Kirk Quillin	50		Senior Vice President, Commercial Banking

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

Steven W. Rust joined Banner Bank in October 2005.  Mr. Rust has over 34 years of relevant industry experience prior to joining Banner Bank and was founder and President of InfoSoft Technology, through which he worked for nine years as a technology consultant and interim Chief Information Officer for banks and insurance companies.  He worked 19 years with US Bank/West One Bancorp as Senior Vice President & Manager of Information Systems.

Douglas M. Bennett, who joined First Federal Savings and Loan (now Banner Bank) in 1974, has over 36 years of experience in real estate lending.  He has served as a member of Banner Bank’s executive management committee since 2004.

Tyrone J. Bliss joined Banner Bank in 2002.  Mr. Bliss is a Certified Regulatory Compliance Manager with more than 33 years of commercial banking experience.  Prior to joining Banner Bank, his career included senior risk management and compliance positions with Bank of America’s Consumer Finance Group, Barnett Banks, Inc., and Florida-based community banks.

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

James T. Reed, Jr. joined Towne Bank (now Banner Bank) as a Vice President and Commercial Branch Manager in July 1995 and was named to his current position as the West Region Commercial Banking Executive in July 2012. He is responsible for Commercial Banking in Western Washington and Western Oregon as well as Specialty Banking. Mr. Reed began his banking career with Rainier Bank which later became Security Pacific Bank and later still West One Bank. He earned a Bachelor of Arts in Interdisciplinary Arts and Sciences from the University of Washington, and earned certificates from Pacific Coast Banking School, Northwest Intermediate Banking School and Northwest Intermediate Commercial Lending School. Currently, Mr. Reed sits on the University of Washington Bothell Advisory Board and the University of Washington Foundation Board.

M. Kirk Quillin joined Banner Bank's commercial banking group in 2002 as a Senior Vice President and commercial loan manager and was named to his current position as the East Region Commercial Banking Executive in July 2012. He is responsible for commercial and specialty banking for all locations in Eastern Washington, Eastern Oregon and Idaho. Mr. Quillin began his career in the banking industry in 1984 with Idaho First National Bank, which is now U.S. Bank. His career also included management positions in commercial lending with Washington Mutual. He earned a B.S. in Finance and Economics from Boise State University and was certified by the Pacific Coast Banking School and Northwest Intermediate Commercial Lending School.

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

Item 1A – Risk Factors

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects.  The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.  This report is qualified in its entirety by these risk factors.

Risks Factors Related to Our Business

Our business may continue to be adversely affected by downturns in the national economy and the regional economies on which we depend.

Our operations are significantly affected by national and regional economic conditions.  Weakness in the national economy or the economies of the markets in which we operate could have a material adverse effect on our financial condition, results of operations and prospects.  Substantially all of our loans are to businesses and individuals in the states of Washington, Oregon and Idaho.  All of our branches and most of our deposit customers are also located in these three states.  Beginning in 2008, Washington, Oregon and Idaho have experienced significant home price declines, increased foreclosures and high unemployment rates, and each state continues to face fiscal challenges, which may have adverse long term effects on economic conditions in those states.  As a result of the high concentration of our customer base in the Puget Sound area of Washington State, the deterioration of businesses in the Puget Sound area, or one or more businesses with a large employee base in that area, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.  In addition, weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade.

A further deterioration in economic conditions or a prolonged delay in economic recovery in the market areas we serve, in particular the Puget Sound area of Washington State, the Portland, Oregon metropolitan area, Spokane, Washington, Boise, Idaho and the agricultural regions of the Columbia Basin, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have adverse effect on our results of operations.

The ongoing debate in Congress regarding the national debt ceiling and federal budget deficit and concerns over the United States' credit rating (which was downgraded by Standard & Poor's), the European sovereign debt crisis, the overall weakness in the economy and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.
Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Declines in property value have increased the loan-to-value ratios on a significant portion of our residential mortgage loan portfolio, which exposes us to greater risk of loss.

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

We originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, consumer loans, agricultural mortgage loans and agricultural loans primarily within our market areas.  We had $2.42 billion outstanding in these types of higher risk loans at December 31, 2012 compared to $2.65 billion at December 31, 2011.  These loans typically present different risks to us for a number of reasons, including those discussed below:

•
Construction and Land Loans. At December 31, 2012, construction and land loans were $305 million or 9% of our total loan portfolio.  This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  While our origination of these types of loans has decreased significantly in the last five years, we continue to have significant levels of construction and land loan balances.  At December 31, 2012, construction and land loans that were non-performing were $4 million, or 11% of our total non-performing loans.

•
Commercial and Multifamily Real Estate Loans.  At December 31, 2012, commercial and multifamily real estate loans were $1.211 billion, or 37% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans.  Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  This risk is exacerbated in the current economic environment.  At December 31, 2012, commercial and multifamily real estate loans that were non-performing were $7 million, or 19% of our total non-performing loans.

•
Commercial Business Loans.  At December 31, 2012, commercial business loans were $618 million, or 19% of our total loan portfolio. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2012, commercial business loans that were non-performing were $5 million, or 14% of our total non-performing loans.

•
Agricultural Loans.  At December 31, 2012, agricultural loans were $230 million, or 7% of our total loan portfolio.  Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers.  These factors include weather, commodity prices, and interest rates among others.  Collateral securing these loans may be difficult to evaluate, manage or liquidate and may not provide an adequate source of repayment.  At December 31, 2012, there were no agricultural loans that were non-performing .

•
Consumer Loans.  At December 31, 2012, consumer loans were $291 million, or 9% of our total loan portfolio.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  At December 31, 2012, consumer loans that were non-performing were $4 million, or 10% of our total non-performing loans.

If our allowance for loan losses is not adequate, we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our financial condition, liquidity and results of operations.

For the year ended December 31, 2012, we recorded a provision for loan losses of $13.0 million, compared to $35.0 million for the year ended December 31, 2011.  We also recorded net loan charge-offs of $18.4 million for the year ended December 31, 2012, compared to $49.5 million for the year ended December 31, 2011.  Despite the decrease from the prior year, we are still experiencing elevated levels of loan delinquencies and credit losses by historical standards. At December 31, 2012, our total non-performing loans had decreased to $34.4 million compared to $75.3 million at December 31, 2011.  If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if weak economic conditions in our market areas persist, we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes.  If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 2.39% of total loans outstanding and 225% of non-performing loans at December 31, 2012.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2012 and 2011, our non-performing assets (which consist of nonaccruing loans, accruing loans 90 days or more past due, non-performing investment securities, and real estate owned (REO)) were $50.2 million and $118.9 million, respectively, or 1.18% and 2.79% of total assets, respectively.  Our non-performing assets adversely affect our net income in various ways:

•	We do not record interest income on nonaccrual loans, non-performing investment securities, or REO.

•	We must provide for probable loan losses through a current period charge to the provision for loan losses.

•
Non-interest expense increases when we must write down the value of properties in our REO portfolio to reflect changing market values or recognize other-than-temporary impairment on non-performing investment securities.

•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our REO.

•	The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

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

We may have significant variation in our annual and quarterly results.

We reported net income of $59.1 million available to common shareholders during the year ended December 31, 2012 compared to a net loss of $2.4 million during the year ended December 31, 2011.  Our operating results in recent periods have been significantly influenced by the relatively high, although declining, levels of delinquencies, non-performing loans, and related provision for loan losses, net loan charge-offs and charges related to REO.  In addition, several other factors affecting our business can cause significant variations in our quarterly results of operations.  In particular, variations in the volume of our loan originations and sales, the differences between our cost of funds and the average interest rate earned on investments, special FDIC insurance charges, significant changes in real estate valuations and the fair valuation of our junior subordinated debentures or our investment securities portfolio could have a material adverse effect on our results of operations, financial condition and liquidity.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as REO and at certain other times during the assets holding period.  Our net book value (NBV) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value).  A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, or if property values decline, the fair value of the investments in real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs.  Significant charge-offs to our investments in real estate could have a material adverse effect on our financial condition, liquidity and results of operations.

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

The market for some of the investment securities held in our portfolio has been generally disrupted, uncertain and inefficient in recent years.  These market conditions have affected and may further detrimentally affect the value of these securities, such as through reduced valuations because of the perception of heightened credit and liquidity risks.  There can be no assurance that the declines in market value associated with this disruption and lack of activity will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

An increase in interest rates, change in the programs offered by secondary market purchasers or our ability to qualify for their programs may reduce our mortgage banking revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income.  We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and non-GSE investors.  These entities account for a substantial portion of the secondary market in residential mortgage loans.  Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations.  Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income.  In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 64% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2012, and approximately $1.5 billion, or 72%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.   At December 31, 2012, the weighted average floor interest rate of these loans was 5.08%.  At that date, approximately $1.3 billion, or 86%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

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

Historically low interest rates may adversely affect our net interest income and profitability.
During the last four years, it has been the policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has contributed to increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse affect on our profitability. For information with respect to changes in interest rates, see “Risk Factors- Our results of operations, liquidity and cash flows are subject to interest rate risk.”

If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and shareholders' equity could decrease.

At December 31, 2012, the Company had recorded $36.7 million in FHLB stock, compared to $37.4 million at December 31, 2011. The Banks' investments in FHLB stock are generally viewed as a long-term investment and are carried at par value ($100 per share), which reasonably approximates its fair value. It does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances. For the years ended December 31, 2012, 2011 and 2010, the Banks did not receive any dividend income on FHLB stock.

Management periodically evaluates FHLB stock for impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

The Seattle FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. The FHLB of Seattle announced September 7, 2012 that the FHFA now considers the FHLB of Seattle to be adequately capitalized. Dividends on, or repurchases of, the FHLB of Seattle stock continue to require consent of the FHFA. The FHFA subsequently approved the repurchase of portions of FHLB of Seattle stock, and as of December 31, 2012, the FHLB had repurchased $665,900 of the Banks' stock. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of Banner's investment. Based on the above, the Company has determined there is not any impairment on the FHLB stock investment as of December 31, 2012.

The Dodd-Frank Wall Street Reform and Consumer Protection Act has, among other things, tightened capital standards, created a new Consumer Financial Protection Bureau and will result in new laws and regulations that are expected to increase our costs of operations.
The Banks are subject to extensive examination, supervision and comprehensive regulation by the FDIC and the Washington DFI, and Banner Corporation is subject to examination and supervision by the Federal Reserve. The FDIC, Washington DFI and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.
Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

In June 2012, the Federal Reserve, FDIC and the OCC proposed rules that would substantially amend the regulatory risk-based capital rules applicable to Banner Corporation and the Banks. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as Banner Corporation. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Banner Corporation and the Banks under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to Banner Corporation and the Banks.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for Banner Corporation and the Banks could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio.  The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The FDIC has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has set 2.0% as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits.  While our FDIC insurance premiums initially have been reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

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

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, including transactions in the states of Washington, Oregon and Idaho.  Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the time frames we expect.  In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital.  We cannot provide assurance that we would be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions.  Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our shareholders. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses.  The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Regulation.”  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  For example, regulatory changes to the rules for overdraft fees for debit transactions and interchange fees have the potential to reduce our fee income which would result in a reduction of our non-interest income.  Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor. If proposals such as these, or other proposals limiting our rights as a creditor, were to be implemented, we could experience increased credit losses on our loans, or increased expense in pursuing our remedies as a creditor. Our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Our litigation-related costs might continue to increase.

The Banks are subject to a variety of legal proceedings that have arisen in the ordinary course of the Banks’ business.  In the current economic environment, the Banks’ involvement in litigation has increased significantly, primarily as a result of defaulted borrowers asserting claims to defeat or delay foreclosure proceedings.  There can be no assurance that our loan workout and other activities will not expose us to additional legal actions, including lender liability or environmental claims.  The Banks believe that they have meritorious defenses in legal actions where they have been named as defendants and are vigorously defending these suits.  Although management, based on discussion with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition, liquidity and results of operations of the Banks, there can be no assurance that a resolution of any pending or future legal matter will not result in significant liability to the Banks nor have a material adverse impact on their financial condition, liquidity and results of operations or the Banks’ ability to meet applicable regulatory requirements.  Moreover, the expenses of any legal proceedings will adversely affect the Banks’ results of operations until they are resolved.

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

The Banks face substantial competition in all phases of their operations from a variety of different competitors.  Our future growth and success will depend on our ability to compete effectively in this highly competitive environment.  To date, the Banks have been competitive by focusing on their business lines in their market areas and emphasizing the high level of service and responsiveness desired by their customers.  We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies.  Many of our competitors offer products and services which we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business.  In addition, larger competitors may be able to price loans and deposits more aggressively than the Banks do, and newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are in order to obtain a share of the market.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks.  As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2012, we have 88 branch offices located in Washington, Oregon and Idaho.  Three of those 88 are Islanders Bank branches and 85 are Banner Bank branches.  Sixty-four branches are located in Washington, fifteen in Oregon and nine in Idaho.  Of those offices, approximately half are owned and the other half are leased facilities.  We also have seven leased locations for loan production offices spread throughout the same three-state area.  The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from one to 25 years.  Administrative support offices are primarily in Washington, where we have eight facilities, of which we own four and lease four.  Additionally, we have one leased administrative support office in Idaho and own one located in Oregon.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2012 totaled 1,604 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.  The following tables show the reported high and low sale prices of our common stock for the periods presented, adjusted for the one-for-seven reverse stock split of June 2011, as well as the cash dividends declared per share of common stock for each of those periods.

Year Ended December 31, 2012	High	Low	Cash Dividend Declared
First quarter	$22.97	$17.13	$0.01
Second quarter	22.80	18.05	0.01
Third quarter	27.41	20.04	0.01
Fourth quarter	31.32	26.49	0.01
Year Ended December 31, 2011	High	Low	Cash Dividend Declared
First quarter	$18.48	$14.00	$0.07
Second quarter	20.23	15.56	0.01
Third quarter	19.25	12.37	0.01
Fourth quarter	18.45	11.67	0.01

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

Our ability to pay dividends on our common stock depends primarily on dividends we receive from Banner Bank and Islanders Bank.  Under federal regulations, the dollar amount of dividends the Banks may pay depends upon their capital position and recent net income.  Generally, if a bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations.  In addition, an institution that has converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion.  Banner Bank, our primary subsidiary, converted to a stock form of ownership and is therefore subject to the limitation described in the preceding sentence.  The Washington DFI has the power to require any bank to suspend the payment of any and all dividends. In addition, under Washington law, no bank may declare or pay any dividend in an amount greater than its retained earnings without the prior approval of the Washington DFI.

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

Payments of the distributions on our trust preferred securities from the special purpose subsidiary trusts we sponsored are fully and unconditionally guaranteed by us. The junior subordinated debentures that we have issued to our subsidiary trusts are ranked senior to our shares of common stock. We must make required payments on the junior subordinated debentures before any dividends can be paid on our TPS and our common stock and, in the event of our bankruptcy, dissolution or liquidation, the interest and principal obligations under the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We may defer the payment of interest on each of the junior subordinated debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and we may not pay cash dividends to the holders of shares of our common stock. At December 31, 2012, we are current on all interest payments.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during 2012.

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

Total Return Performance
140
120
100
80
60
40
20
0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Banner Corporation
NASDAQ Composite
SNL Bank $1B-$5B
SNL Bank NASDAQ

	Period Ended
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Banner Corporation	100.00	34.08	9.80	8.61	9.19	16.49
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78
SNL Bank NASDAQ	100.00	72.62	58.91	69.51	61.67	73.51

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2007 and that all dividends were reinvested.  Information for the graph was provided by SNL Financial L.C. © 2013.

Item 6 – Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2012, 2011, 2010, 2009, and 2008 and for the years then ended have been derived from our audited consolidated financial statements.  Certain information for prior years has been restated in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 108 which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	December 31
(In thousands)	2012	2011	2010	2009	2008
Total assets	$4,265,564	$4,257,312	$4,406,082	$4,722,221	$4,584,368
Loans receivable, net	3,158,223	3,213,426	3,305,716	3,694,852	3,886,211
Cash and securities (1)	811,902	754,396	729,345	640,657	419,718
Deposits	3,557,804	3,475,654	3,591,198	3,865,550	3,778,850
Borrowings	160,000	212,649	267,761	414,315	318,421
Common stockholders’ equity	506,919	411,748	392,472	287,721	317,433
Total stockholders’ equity	506,919	532,450	511,472	405,128	433,348
Shares outstanding	19,455	17,553	16,165	3,077	2,450
Shares outstanding excluding unearned, restricted shares held in ESOP	19,421	17,519	16,130	3,042	2,416
OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2012	2011	2010	2009	2008
Interest income	$187,162	$197,563	$218,082	$237,370	$273,158
Interest expense	19,514	32,992	60,312	92,797	125,345
Net interest income before provision for loan losses	167,648	164,571	157,770	144,573	147,813
Provision for loan losses	13,000	35,000	70,000	109,000	62,500
Net interest income	154,648	129,571	87,770	35,573	85,313
Deposit fees and other service charges	25,266	22,962	22,009	21,394	21,540
Mortgage banking operations revenue	12,940	5,068	6,370	8,893	6,045
Other-than-temporary impairment recoveries (losses)	(409)	3,000	(4,231)	(1,511)	—
Net change in valuation of financial instruments carried at fair value	(16,515)	(624)	1,747	12,529	9,156
All other operating income	5,620	3,584	3,253	2,385	2,888
Total other operating income	26,902	33,990	29,148	43,690	39,629
Goodwill write-off	—	—	—	—	121,121
REO operations	3,354	22,262	26,025	7,147	2,283
All other operating expenses	138,099	135,842	134,776	134,933	136,616
Total other operating expense	141,453	158,104	160,801	142,080	260,020
Income (loss) before provision for income tax expense (benefit)	40,097	5,457	(43,883)	(62,817)	(135,078)
Provision for income tax expense (benefit)	(24,785)	—	18,013	(27,053)	(7,085)
Net income (loss)	$64,882	$5,457	$(61,896)	$(35,764)	$(127,993)

(footnotes follow)

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2012	2011	2010	2009	2008
Net income (loss):
Basic	$3.17	$(0.15)	$(7.21)	$(16.31)	$(55.58)
Diluted	3.16	(0.15)	(7.21)	(16.31)	(55.58)
Common stockholders’ equity per share (2)(9)	26.10	23.50	24.33	94.58	131.39
Common stockholders’ tangible equity per share (2)(9)	25.88	23.14	23.80	90.94	125.71
Cash dividends	0.04	0.10	0.28	0.28	3.50
Dividend payout ratio (basic)	1.26%	(66.67)%	(3.88)%	(1.72)%	(6.30)%
Dividend payout ratio (diluted)	1.27%	(66.67)%	(3.88)%	(1.72)%	(6.30)%

OTHER DATA:
	As of December 31
	2012	2011	2010	2009	2008
Full time equivalent employees	1,074	1,078	1,060	1,060	1,095
Number of branches	88	89	89	89	86

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2012	2011	2010	2009	2008
Performance Ratios:
Return on average assets (3)	1.54%	0.13%	(1.36)%	(0.78)%	(2.78)%
Return on average common equity (4)	14.03	1.37	(17.19)	(11.69)	(30.90)
Average common equity to average assets	10.96	9.31	7.90	6.71	8.99
Interest rate spread (5)	4.13	3.99	3.61	3.23	3.36
Net interest margin (6)	4.17	4.05	3.67	3.33	3.45
Non-interest income to average assets	0.64	0.79	0.64	0.96	0.86
Non-interest expense to average assets	3.35	3.69	3.53	3.12	5.65
Efficiency ratio (7)	72.71	79.62	86.03	75.47	138.72
Average interest-earning assets to interest- bearing liabilities	109.1	106.90	104.32	104.55	103.21
Selected Financial Ratios:
Allowance for loan losses as a percent of total loans at end of period	2.39	2.52	2.86	2.51	1.90
Net charge-offs as a percent of average outstanding loans during the period	0.57	1.50	1.88	2.28	0.84
Non-performing assets as a percent of total assets	1.18	2.79	5.77	6.27	4.56
Allowance for loan losses as a percent of non-performing loans (8)	225.33	110.09	64.30	44.55	40.14
Common stockholders’ tangible equity to tangible assets (9)	11.80	9.54	8.73	5.87	6.64
Consolidated Capital Ratios:
Total capital to risk-weighted assets	16.96	18.07	16.92	12.73	13.11
Tier 1 capital to risk-weighted assets	15.70	16.80	15.65	11.47	11.86
Tier 1 leverage capital to average assets	12.74	13.44	12.24	9.62	10.32

(1)	Includes securities available-for-sale and held-to-maturity.

(2)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP and adjusted for 1-for-7 reverse stock split.

(3)	Net income divided by average assets.

(4)	Net income divided by average common equity.

(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.

(7)	Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).

(8)	Non-performing loans consist of nonaccrual and 90 days past due loans.

(9)
Common stockholders’ tangible equity per share and the ratio of tangible common stockholders’ equity to tangible assets are non-GAAP financial measures.  We calculate tangible common equity by excluding the balance of goodwill, other intangible assets and preferred equity from stockholders’ equity.  We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets.  We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios.  In addition, excluding preferred equity, the level of which may vary from company to company, allows investors to more easily compare our capital adequacy to other companies in the industry that also use this measure.  Management believes that these non-GAAP financial measures provide information to investors that is useful in understanding the basis of our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP.  Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures as calculated by other companies. For a reconciliation of these non-GAAP measures, see Item 7, "Management's Discussion and Analysis of Financial Condition-Executive Overview."

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

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2012, its 85 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  As of December 31, 2012, we had total consolidated assets of $4.3 billion, net loans of $3.2 billion, total deposits of $3.6 billion and total stockholders’ equity of $507 million.

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

Banner Corporation experienced marked improvement in asset quality and operating results 2011, which continued and accelerated throughout 2012. Highlights for the year included further improvement in our asset quality metrics, additional customer account growth, significantly increased non-interest-bearing deposit balances, exceptional mortgage banking activity and record revenues from core operations. As a result, substantially reduced credit costs, significant improvement in our net interest margin and strong non-interest revenues all contributed to meaningfully increased profitability in 2012. For the year ended December 31, 2012, we had net income of $64.9 million which, after providing for the preferred stock dividend, related discount accretion and gains on repurchases of preferred stock, resulted in a net income available to common shareholders of $59.1 million, or $3.16 per diluted share. This compares to a net income of $5.5 million, but a net loss to common shareholders of $2.4 million, or ($0.15) per diluted share, for the year ended December 31, 2011. Also notable during 2012 was the repurchase and retirement of all of our Series A Preferred Stock. As a result of these repurchase transactions, we realized gains of $2.5 million.

Although there continue to be indications that economic conditions are improving from the recent recessionary downturn, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward.  As a result, our future operating results and financial performance will be significantly affected by the course of recovery.  However, over the past four years we have significantly improved our risk profile by aggressively managing and reducing our problem assets which contributed substantially to our return to profitability in 2012 and 2011 and which we believe provide the foundation for sustainable improvement to our operating results in future periods.

Our provision for loan losses was $13.0 million for the year ended December 31, 2012, compared to $35.0 million in 2011 and $70 million in 2010.  The decrease from a year earlier reflects significant progress in reducing the levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties. From 2008 through 2011, higher than historical provision for loan losses was the most significant factor adversely affecting our operating results. Looking forward, we anticipate that our continuing efforts to decrease non-performing loans should result in a return to more normal levels of loan loss provisioning in future periods.  (See Note 6 of the Notes to the Consolidated Financial Statements, as well as “Asset Quality” below.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income.  As more fully explained below, our net interest income before provision for loan losses increased $3.1 million , or 2%, for the year ended December 31, 2012 to $167.6 million, which followed an increase of $6.8 million for the prior year, primarily as a result of an expansion of our net interest spread and net interest margin due to a lower cost of funds and a reduction in the adverse impact of non-performing assets.  The trend to lower funding costs and the resulting increase in the net interest margin was driven by rapidly declining interest expense on deposits and represents an important improvement in our core operating fundamentals.  The increase in net interest income occurred despite a modest decline in average earning assets in 2012, as we continued to make changes in our mix of assets and liabilities designed to reduce our risk profile and produce more sustainable earnings.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries.  (See Note 22 of the Notes to the Consolidated Financial Statements.)  For the year ended December 31, 2012, we recorded a net charge of $16.5 million in fair value adjustments compared to a net charge of $624,000 for the year ended December 31, 2011.  Also, for the year ended December 31, 2012, our net income included a $409,000 net OTTI charge.  By comparison, for the year ended December 31, 2011, we had a net OTTI recovery of $3.0 million as a result of the full cash repayment on a security that had been written off as an OTTI charge in 2010.

Our other operating income for the year ended December 31, 2012 was $26.9 million, compared to $34.0 million for the year ended December 31, 2011.  However, other operating income, excluding fair value and OTTI adjustments, was $43.8 million for the year ended December 31, 2012, an increase of $12.2 million compared to a year earlier.  Our total revenues (net interest income before the provision for loan losses plus other operating income) for 2012 were $194.6 million compared to $198.6 million for 2011.  Our revenues excluding fair value and OTTI adjustments, which we believe is more indicative of our core operations, increased $15.2 million, or 8%, to $211.4 million for the year ended December 31, 2012, compared to $196.2 million for the year ended December 31, 2011.  This growth in core revenues was the result of the meaningful increases in our net interest income, and deposit fees and service charges, as well as a substantial increase in revenues from mortgage banking activities.

Our other operating expenses decreased to $141.5 million for the year ended December 31, 2012, compared to $158.1 million for the year ended December 31, 2011, largely as a result of decreased costs related to REO operations, FDIC deposit insurance and professional services, which were partially offset by increased compensation expenses.  While much lower in 2012 than in 2011, both years’ expenses reflect significant costs associated with problem loan collection activities, including professional services and valuation charges related to REO, which we believe will decline further in future periods provided reductions in non-performing assets continue.

In addition, reflecting our return to profitability and expectation of sustainable profitability in future periods, during 2012, we reversed all of the valuation allowance against our net deferred tax assets and significantly adjusted the fair value estimate for our junior subordinated debentures. The substantial changes to both of these significant accounting estimates were directly linked to our improved performance and profitability. For the year ended December 31, 2012, the elimination of the deferred tax asset valuation allowance, combined with the Company's pre-tax income, resulted in a net tax benefit of $24.8 million, which substantially added to our net income for the year.

As noted above, for the years ended December 31, 2012 and 2011, our net income included significant adjustments related to the valuation of selected financial assets and liabilities we record at fair value, as well as OTTI losses in 2012 and an OTTI recovery in 2011.  However, for comparison purposes we often present information excluding these fair value and OTTI adjustments. Revenues and other earnings information excluding the change in valuation of financial instruments carried at fair value and OTTI recoveries or losses represent non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP measures, see the tables below, as well as the discussion related to tangible common stockholders' equity per share and the ratio of common stockholders' tangible equity to tangible assets in footnote number 9 to the Key Financial Ratios tables.  These non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies.  See “Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	For the Years Ended December 31
	2012	2011	2010
Total other operating income	$26,902	$33,990	$29,148
Exclude other-than-temporary impairment losses (recoveries)	409	(3,000)	4,231
Exclude change in valuation of financial instruments carried at fair value	16,515	624	(1,747)
Total other operating income, excluding fair value adjustments and OTTI	$43,826	$31,614	$31,632
Net interest income before provision for loan losses	$167,648	$164,571	$157,770
Total other operating income	26,902	33,990	29,148
Total revenue	194,550	198,561	186,918
Exclude other-than-temporary impairment losses (recoveries)	409	(3,000)	4,231
Exclude change in valuation of financial instruments carried at fair value	16,515	624	(1,747)
Total revenue, excluding fair value adjustments and OTTI	$211,474	$196,185	$189,402
Net income (loss)	$64,882	$5,457	$(61,896)
Exclude other-than-temporary impairment losses (recoveries)	409	(3,000)	4,231
Exclude change in valuation of financial instruments carried at fair value	16,515	624	(1,747)
Exclude related tax expense	(5,923)	855	(869)
Total earnings (loss), excluding fair value adjustments and OTTI, net of related tax effects	$75,883	$3,936	$(60,281)

	December 31
	2012	2011	2010
Stockholders’ equity	$506,919	$532,450	$511,472
Other intangible assets, net	4,230	6,331	8,609
Tangible equity	502,689	526,119	502,863
Preferred equity	—	120,702	119,000
Tangible common stockholders’ equity	$502,689	$405,417	$383,863
Total assets	$4,265,564	$4,257,312	$4,406,082
Other intangible assets, net	4,230	6,331	8,609
Tangible assets	$4,261,334	$4,250,981	$4,397,473
Tangible common stockholders’ equity to tangible assets	11.80%	9.54%	8.73%
Common stockholders' equity per share-GAAP	$26.10	$23.50	$24.33
Adjustment for other intangibles, net, per share	0.22	0.36	0.47
Common stockholders' tangible equity per share	$25.88	$23.14	$23.80

We offer a wide range of loan products to meet the demands of our customers.  Our lending activities are primarily directed toward the origination of real estate and commercial loans. Until recent periods, real estate lending activities were significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties; however, over the previous four years our origination of construction and land development loans declined materially and the proportion of the portfolio invested in these types of loans has declined substantially. More recently, we have experienced increased demand for one- to four-family construction loans and outstanding balances have increased modestly. Our residential mortgage loan originations also decreased during the earlier years of this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases. Refinancing activity was particularly significant in 2012, leading to a meaningful increase in residential mortgage originations compared to the same period a year earlier. Despite the recent increase in these loan originations, our outstanding balances for residential mortgages have continued to decline, as most of the new originations have been sold in the secondary market while existing residential loans have been repaying at an accelerated pace. Our real estate lending activities also include the origination of multifamily and commercial real estate loans. While reduced from periods prior to the economic slowdown, our level of activity and investment in these types of loans has been relatively stable in recent periods. Our commercial business lending is directed toward meeting the credit and related deposit needs of various small to medium-sized business and agribusiness borrowers operating in our primary market areas. Reflecting the weak economy, in recent periods demand for these types of commercial business loans has been modest and, aside from seasonal variations, total outstanding balances have remained relatively unchanged. Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt. At December 31, 2012, our net loan portfolio totaled $3.158 billion compared to $3.213 billion at December 31, 2011.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas.  Much of the focus of our earlier branch expansion and current marketing efforts have been directed toward attracting additional deposit customer relationships and balances .  The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.  For the two years ended December 31, 2012, we have had a meaningful increase of transaction and savings accounts (checking, savings and money market accounts) and related fees and payment processing revenues, as we have remained focused on growing these core deposits.  Total deposits at December 31, 2012 increased $82 million to $3.558 billion, compared to $3.476 billion a year earlier.  However, the mix of our deposits significantly changed as certificates of deposit decreased $221 million, while core deposits increased $303 million, with particularly strong growth in non-interest-bearing checking accounts, which increased $203 million for the year.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2011.  For additional information concerning critical accounting policies, see Notes 1, 6, 13, 21 and 22 of the Notes to the Consolidated Financial Statements and the following:

Interest Income:   (Notes 1 and 6)  Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the amounts owed, principal or interest, may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Provision and Allowance for Loan Losses:  (Notes 1 and 6)  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  We maintain an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in ASC 450, Contingencies.  We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income and value impaired loans consistent with the accounting guidelines outlined in ASC 310, Receivables.

The allowance for losses on loans is maintained at a level sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends identified by us at the time financial statements are prepared.  Although we use the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control.  The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio as well as individual review of certain large balance loans. Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.

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

Accounting Standards Recently Adopted or Issued

Accounting Standards Recently Adopted

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance has been applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The amendments remove the transferor’s ability criterion from the consideration of effective control for repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity.  The adoption of this ASU has not had a material effect on the Company’s Consolidated Financial Statements.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 became effective for the first interim or annual period beginning on or after December 15, 2011 and did not have a significant impact on the Company's Consolidated Financial Statements.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The amendments in this ASU is required to be applied retrospectively.  The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, the amendments require the consecutive presentation of the statement of net income and other comprehensive income and require the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  See also ASU No. 2011-12.  The adoption of this ASU has not had a material effect on the Company’s Consolidated Financial Statements.

In December 2011, FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  This update was made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The amendments in this Update are effective at the same time as the amendments in Update 2011-05 so that entities were not required to comply with the presentation requirements in Update 2011-05 until this ASU becomes effective. The adoption of this ASU has not had a material effect on the Company’s Consolidated Financial Statements.

Comparison of Financial Condition at December 31, 2012 and 2011

General. Total assets in aggregate were nearly unchanged at $4.266 billion at December 31, 2012, compared to $4.257 billion at December 31, 2011.  However, net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) decreased $55 million, or 2%, to $3.158 billion at December 31, 2012, from $3.213 billion at December 31, 2011.  The contraction in net loans primarily reflects decreases in residential and non-owner occupied commercial real estate loans, as continued refinancing activity resulted in significant levels of loan prepayments. One- to four-family residential real estate loans decreased $61 million during 2012, while non-owner occupied commercial real estate loans decreased $38 million. In addition, residential and commercial land and land development loans, in aggregate, decreased $22 million during 2012 and commercial construction loans decreased $12 million. These decreases were partially offset by increases in commercial loans, including owner-occupied commercial real estate, and commercial and agricultural business loans. During 2012, owner-occupied commercial real estate loans increased $20 million, while commercial business loans increased $17 million and agricultural business loans increased by $12 million. The net decrease in loans was partially offset by a reduction of $5 million in the allowance for loan losses, as net charge-offs modestly exceeded the provision for loan losses during the year ended December 31, 2012. The decrease in aggregate loan balances for the year in part also reflects our efforts to reduce our exposure to certain weaker credits as we continued to aggressively manage problem assets.  While demand for consumer loans remained weak and utilization of existing credit lines for consumer and commercial borrowers was low, our production of new commercial real estate and commercial and agricultural business loans was again encouraging. Importantly, the change in total assets also reflects a $27 million decrease in REO which was more than offset by a $35 million increase in deferred tax assets primarily as the result of the elimination of the valuation allowance for those assets.

Securities increased to $631 million at December 31, 2012, from $622 million at December 31, 2011, and the aggregate total of securities and interest-bearing deposits increased $54 million, or 8%, to $746 million at December 31, 2012, compared to $692 million a year earlier.   Securities acquired during the year generally have expected maturities ranging from six months to six years and were purchased to generate a modest increase in yield compared to interest-bearing cash balances. With the exception of certain trust preferred securities, aggregate fair value adjustments to the securities portfolio were modest during the first nine months of 2012. At December 31, 2012, the fair value of our trading securities was $19 million less than their amortized cost.  The reduction reflected in the fair value of these securities compared to their amortized cost primarily was centered in single-issuer trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies, partially offset by modest gains in all other trading securities.  (See Note 4 of the Notes to the Consolidated Financial Statements.)  Our available-for-sale portfolio grew during the year, as purchases of primarily U.S. Government and agency mortgage-related and asset-backed securities exceeded net repayments, sales and maturities of other securities by $7 million.  Periodically, we also acquire securities (primarily municipal bonds) which are generally designated as held-to-maturity and this portfolio increased by $11 million from the prior year-end balances.

REO decreased $27 million, to $16 million at December 31, 2012 compared to $43 million at December 31, 2011, continuing the improving trend with respect to these non-earning assets.  The December 31, 2012 total included $10 million in land or land development projects, $1 million in commercial real estate and $5 million in single-family homes and related residential construction.  During the year ended December 31, 2012, we transferred $14 million of loans into REO, capitalized additional investments of $300,000 in acquired properties, disposed of approximately $41 million of properties and recognized $452,000 of charges against current earnings for valuation adjustments for REO properties net of gains related to properties sold.  (See “Asset Quality” discussion below.)

Deposits increased $82 million, or 2%, to $3.558 billion at December 31, 2012, from $3.476 billion at December 31, 2011.  Non-interest-bearing deposits increased by $203 million, or 26%, to $981 million from $778 million, and interest-bearing transaction and savings accounts increased by $99 million, or 7%, to $1.547 billion at December 31, 2012 from $1.448 billion at December 31, 2011.  Offsetting these increases, certificates of deposit decreased $221 million, or 18%, to $1.029 billion at December 31, 2012 from $1.250 billion at December 31, 2011.  The growth in non-interest-bearing deposits and other transaction and savings accounts was particularly notable and significantly contributed to our improved net interest margin and deposit fee revenues.  A portion of the decrease in certificates of deposit was in brokered certificates which decreased $33 million from the prior year-end balance; however, much of the decrease reflects management’s pricing decisions designed to allow maturing higher priced retail certificates to migrate off the balance sheet or into core deposits.

FHLB advances decreased $229,000, to $10.3 million at December 31, 2012 from $10.5 million at December 31, 2011, while other borrowings decreased $75 million to $77 million at December 31, 2012.  The modest decrease in FHLB advances reflects a limited amount of maturities and no additional borrowing as a part of our short-term cash management activities.  Other borrowings at December 31, 2012 were comprised of $77 million of retail repurchase agreements that are primarily related to customer cash management accounts as compared to $102 million at December 31, 2011.  Retail repurchase agreement balances decreased during the year as many customers elected to keep more of their funds in the related non-interest-bearing transaction accounts to receive earnings credit to offset the service fees associated with those accounts or utilized funds for alternative purposes including paying down credit lines. Included in other borrowings at December 31, 2011 was $50 million of qualifying senior bank notes covered by the FDIC Temporary Liquidity Guarantee Program (TLGP) with a fixed interest rate of 2.625%.  This debt, which was issued in March 2009 to strengthen our overall liquidity position as we adjusted to a lower level of public funds deposits, was repaid on March 31, 2012.  No additional junior subordinated debentures were issued or matured during the year; however, the estimated fair value of these instruments increased to $73 million from $50 million a year ago as a result of a significant change in the discount rate used to estimate fair value of these financial instruments.  For more information, see Notes 10, 11 and 12 of the Notes to the Consolidated Financial Statements.

Total stockholders’ equity decreased $25 million to $507 million at December 31, 2012 compared to $532 million at December 31, 2011, primarily due to the redemption of the $124 million of Series A Preferred Stock, which was partially offset by capital raised through our Dividend Reinvestment and Stock Purchase and Sale Plan (DRIP) and retained earnings from operations. During the year ended December 31, 2012, we issued 1,901,493 additional shares of common stock for $37 million at an average net per share price of $19.33 through our DRIP.  The increase in paid in capital from stock issuances, as well as additions to retained earnings as a result of net income from operations and changes in accumulated other comprehensive income, were reduced by the accrual and payment of preferred and common stock dividends and the redemption of the Series A Preferred Stock, resulting in the net $25 million decrease in total stockholders’ equity. Tangible common stockholders' equity, which excludes the Series A Preferred Stock and intangible assets, increased $97 million to $503 million, or 11.80% of tangible assets at December 31, 2012.  During the year ended December 31, 2012, we did not repurchase any shares of Banner Corporation common stock.

Investments: At December 31, 2012, our consolidated investment portfolio totaled $631 million and consisted principally of U.S. Government and agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, corporate debt obligations, and asset-backed securities.  From time to time, our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2012, our aggregate investment in securities increased $9 million.  Holdings of mortgage-backed securities increased $176 million, municipal bonds increased $28 million, and corporate bonds increased $6 million while asset-backed securities, which were all purchased during the year, increased $43 million.  Partially offsetting these increases was a net decrease in U.S. Government and agency obligations of $243 million.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $99 million ($98 million at amortized cost, with a fair value adjustment of $1 million) at December 31, 2012, a weighted average contractual maturity of 4.1 years and a weighted average coupon rate of 1.22%.  Most of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.  Certain agency obligations also include step-up provisions which provide for periodic increases in the coupon rate if the call options are not exercised.

Mortgage-Backed Obligations:  At December 31, 2012, our mortgage-backed and mortgage-related securities had a carrying value of $306 million ($301 million at amortized cost, with a fair value adjustment of $5 million).  The weighted average coupon rate of these securities was 3.23% and the weighted average contractual maturity was 11.7 years, although we receive principal payments on these securities each period resulting in a much shorter expected average life.  As of December 31, 2012, 97% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 3% pay at an adjustable-interest rate.  We do not believe that any of our mortgage-backed obligations had a meaningful exposure to sub-prime mortgages.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2012 was $104 million (also with an amortized cost of $104 million), and was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts located in the states of Washington, Oregon and Idaho, our primary service area.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2012 had a carrying value of $31 million (also $31 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers.  We have not experienced any defaults or payment deferrals on our municipal bonds.  At December 31, 2012, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 8.8 years and a weighted average coupon rate of 3.86%.

Corporate Bonds:  Our corporate bond portfolio, which had a carrying value of $49 million ($70 million at amortized cost) at December 31, 2012, was comprised principally of long-term adjustable-rate capital securities issued by financial institutions, including single issuers, trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies.  The market for these capital securities deteriorated significantly in 2008 and 2009 and in our opinion is still not currently functioning in a meaningful manner.  As a result, the fair value estimates for many of these securities are more subjective than in periods before 2008 when they were acquired.  Nonetheless, it is apparent that the values have declined appreciably since purchase, which is reflected in our financial statements and results of operations.  In addition to the disruption in the market for these securities, the decline in value also reflects deterioration in the financial condition of some of the issuing financial institutions and payment deferrals and defaults by certain institutions. (See “Critical Accounting Policies” above and Note 22 of the Notes to the Consolidated Financial Statements.)  At December 31, 2012, the portfolio had a weighted average maturity of 19.4 years and a weighted average coupon rate of 2.40%.

Asset-Backed Securities:  At December 31, 2012, our asset-backed securities portfolio had a carrying value of $43 million ($42 million at amortized cost), and was comprised primarily of securitized pools of student loans issued or guaranteed by the Student Loan Marketing Association (SLMA).  The weighted average coupon rate of these adjustable-rate securities was 1.40%, the adjustments are tied to changes in three-month LIBOR and the weighted average contractual maturity was 9.5 years.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost as of December 31, 2012, 2011 and 2010 (dollars in thousands):

Table 1: Securities—Trading

	As of December 31,
	2012		2011		2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government and agency obligations	$1,637	2.3%	$2,635	3.3%	$4,379	4.6%
Municipal bonds:
Taxable	—	—	420	0.5	693	0.7
Tax exempt	5,684	8.0	5,542	6.9	5,705	6.0
Total municipal bonds	5,684	8.0	5,962	7.4	6,398	6.7
Corporate bonds	35,741	50.2	35,055	43.4	34,724	36.4
Mortgage-backed or related securities:
1-4 residential agency guaranteed	28,107	39.4	36,673	45.4	49,688	52.1
Total mortgage-backed or related securities	28,107	39.4	36,673	45.4	49,688	52.1
Equity securities	63	0.1	402	0.5	190	0.2
Total securities—trading	$71,232	100.0%	$80,727	100.0%	$95,379	100.0%

Table 2: Securities—Available-for-Sale

	As of December 31,
	2012		2011		2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government and agency obligations	$96,980	20.5%	$338,971	72.8%	$135,428	67.6%
Municipal bonds:
Taxable	21,153	4.5	10,581	2.3	775	0.4
Tax exempt	23,785	5.0	16,729	3.6	4,621	2.3
Total municipal bonds	44,938	9.5	27,310	5.9	5,396	2.7
Corporate bonds	10,729	2.3	6,260	1.3	22,522	11.2
Mortgage-backed or related securities:
1-4 residential agency guaranteed	87,859	18.6	70,500	15.1	33,337	16.7
1-4 residential other	1,299	0.3	1,835	0.4	3,544	1.8
Multifamily agency guaranteed	177,940	37.6	20,919	4.5	—	—
Multifamily other	10,659	2.2	—	—	—	—
Total mortgage-backed or related securities	277,757	58.7	93,254	20.0	36,881	18.5
Asset-backed securities:	42,516	9.0	—	—	—	—
Total securities—available-for-sale	$472,920	100.0%	$465,795	100.0%	$200,227	100.0%

Table 3: Securities—Held-to-Maturity

	As of December 31,
	2012		2011		2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Municipal bonds:
Taxable	$10,326	11.9%	$7,496	9.9%	$5,654	7.8%
Tax exempt	74,076	85.7	66,692	88.4	65,183	90.4
Total municipal bonds	84,402	97.6	74,188	98.3	70,837	98.2
Corporate bonds	2,050	2.4	1,250	1.7	1,250	1.8
Total securities—held-to-maturity	$86,452	100.0%	$75,438	100.0%	$72,087	100.0%
Estimated market value	$92,458		$80,107		$73,916

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—trading at fair value as of December 31, 2012 (dollars in thousands):

Table 4:  Securities–Trading Maturity/Repricing and Rates

	Securities—Trading at December 31, 2012
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
U.S. Government and agency obligations:
Fixed-rate	$—	—%	$—	—%	$180	6.00%	$1,457	5.19%	$—	—%	$1,637	5.30%
	—	—	—	—	180	6.00	1,457	5.19	—	—	1,637	5.30
Municipal bonds:
Fixed-rate tax exempt	—	—	1,767	3.91	3,569	5.60	—	—	348	2.63	5,684	4.91
	—	—	1,767	3.91	3,569	5.60	—	—	348	2.63	5,684	4.91
Corporate bonds:
Adjustable-rate	30,909	2.28	4,832	2.41	—	—	—	—	—	—	35,741	2.29
	30,909	2.28	4,832	2.41	—	—	—	—	—	—	35,741	2.29
Mortgage-backed or related securities:
Fixed-rate	—	—	3,100	5.33	11,786	4.48	4,854	5.36	3,091	4.73	22,831	4.82
Adjustable-rate	5,276	4.04	—	—	—	—	—	—	—	—	5,276	4.04
	5,276	4.04	3,100	5.33	11,786	4.48	4,854	5.36	3,091	4.73	28,107	4.67
Equity securities	63	—	—	—	—	—	—	—	—	—	63	—
Total securities—trading—carrying value	$36,248	2.43	$9,699	3.43	$15,535	4.78	$6,311	5.32	$3,439	4.51	$71,232	3.17
Total securities—trading—amortized cost	$56,771		$10,496		$14,251		$5,629		$3,192		$90,339

(1)	Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—available-for-sale at fair value as of December 31, 2012 (dollars in thousands):

Table 5:  Securities–Available-for-Sale Maturity/Repricing and Rates

	Securities—Available-for-Sale at December 31, 2012
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
U.S. Government and agency obligations:
Fixed-rate	$10,005	0.80%	$61,182	0.93%	$23,508	0.59%	$576	1.47%	$—	—%	$95,271	0.84%
Adjustable-rate	1,709	0.63	—	—	—	—	—	—	—	—	1,709	0.63
	11,714	0.78	61,182	0.93	23,508	0.59	576	1.47	—	—	96,980	0.83
Municipal bonds:
Fixed rate taxable	590	0.39	18,579	1.46	1,497	0.77	487	2.20	—	—	21,153	1.40
Fixed rate tax exempt	3,777	1.09	17,110	1.35	2,898	1.66	—	—	—	—	23,785	1.35
	4,367	0.99	35,689	1.41	4,395	1.36	487	2.20	—	—	44,938	1.37
Corporate bonds:
Fixed-rate	2,021	1.11	8,708	0.98	—	—	—	—	—	—	10,729	1.01
	2,021	1.11	8,708	0.98	—	—	—	—	—	—	10,729	1.01
Mortgage-backed or related securities:
Fixed-rate	—	—	101,568	1.06	78,389	1.19	21,861	2.12	72,559	2.55	274,377	1.57
Adjustable-rate	3,380	2.86	—	—	—	—	—	—	—	—	3,380	2.86
	3,380	2.86	101,568	1.06	78,389	1.19	21,861	2.12	72,559	2.55	277,757	1.59
Asset-backed securities:
Fixed-rate	—	—	—	—	10,042	1.65	—	—	—	—	10,042	1.65
Adjustable-rate	32,474	1.04	—	—	—	—	—	—	—	—	32,474	1.04
	32,474	1.04	—	—	10,042	1.65	—	—	—	—	42,516	1.18
Total securities—available-for-sale—carrying value	$53,956	1.09	$207,147	1.08	$116,334	1.12	$22,924	2.10	$72,559	2.55	$472,920	1.36
Total securities—available-for sale amortized cost	$53,753		$205,913		$115,289		$23,084		$71,611		$469,650

(1)	Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities held-to-maturity as of December 31, 2012 (dollars in thousands):

Table 6:  Securities–Held-to-Maturity Maturity/Repricing and Rates

	Securities—Held-to-Maturity at December 31, 2012
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
Municipal bonds:
Fixed rate taxable	$100	6.25%	$4,098	4.07%	$3,330	4.30%	$2,768	4.59%	$30	5.78%	$10,326	4.31%
Fixed rate tax exempt	2,973	3.46	8,543	3.63	9,165	2.80	50,263	4.34	3,132	4.08	74,076	4.02
	3,073	3.55	12,641	3.78	12,495	3.20	53,031	4.36	3,162	4.10	84,402	4.06
Corporate bonds:
Fixed-rate	250	2.00	1,000	3.00	800	4.00	—	—	—	—	2,050	3.27
	250	2.00	1,000	3.00	800	4.00	—	—	—	—	2,050	3.27
Total securities held-to-maturity—carrying value	$3,323	3.44	$13,641	3.72	$13,295	3.25	$53,031	4.36	$3,162	4.10	$86,452	4.04
Total securities held-to-maturity—estimated market value	$3,410		$14,335		$13,452		$57,868		$3,393		$92,458

(1)	Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

Loans and Lending.  Our loan portfolio decreased $61 million, or 2%, during the year ended December 31, 2012, compared to a decrease of $107 million, or 3%, during the year ended December 31, 2011.  While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  Reflecting the recession in 2008 and 2009 and subsequent modest pace of recovery, loan demand, other than for lower rate refinancing of real estate loans, has been weak for most of the past five years as consumers and businesses have been cautious in their use of credit.  However, we have implemented strategies designed to capture more market share and achieve increases in targeted loans and our loan originations increased meaningfully in 2011 and 2012. Nonetheless, looking forward, new loan originations and portfolio balances will continue to be significantly affected by the course of the recovery from the current sluggish economic environment.  For the years ended December 31, 2012, 2011 and 2010, we originated loans, net of repayments and charge-offs, of $460 million, $270 million and $114 million, respectively.  The level of net originations during all three years was significantly impacted by a substantial amount of loan repayments and charge-offs. We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans to secondary market purchasers.  Proceeds from sales of loans for the years ended December 31, 2012, 2011 and 2010 totaled $505 million, $282 million and $351 million, respectively.  See “Loan Servicing Portfolio” below.  Loans held for sale increased to $12.0 million at December 31, 2012, compared to $3 million at December 31, 2011.

At various times, we also purchase whole loans and participation interests in loans.  During the years ended December 31, 2012, 2011and 2010, we purchased $15 million, $5 million and $341,000, respectively, of loans and loan participation interests.

One- to Four-Family Residential Real Estate Lending:  At December 31, 2012, $582 million, or 18%, of our loan portfolio, consisted of permanent loans on one- to four-family residences.  We are active originators of one- to four-family residential loans in communities where we have established offices in Washington, Oregon and Idaho.  Our originations of one- to four-family residential loans were particularly strong in 2012; however, since most of these new loans were sold in the secondary market and principal repayments on existing loans were substantial, we had a $61 million decrease in the balance of loans on one- to four-family residences compared to the prior year. Our one- to four-family loan originations totaled $538 million for the year ended December 31, 2012, compared to $358 million and $468 million for the years ended December 31, 2011 and 2010, respectively.

Construction and Land Lending:  Historically, we invested a significant proportion of our loan portfolio in residential construction loans, as well as land loans and loans for the construction of commercial and multifamily real estate.  However, as housing markets weakened in 2008, we significantly reduced our origination of new construction and land development loans.  The slower pace of originations coupled with repayments as a result of home sales and restructuring opportunities as well as charge-off and foreclosure actions caused our portfolio of one- to four-family construction loans to decrease substantially through 2011.  Reversing this trend during the year ended December 31, 2012, one- to four-family construction loans increased by $17 million to $161 million. Land development loans (both residential and commercial) decreased by $22 million to $91 million at December 31, 2012.  Although significantly below our production levels prior to the beginning of the housing downturn, our construction loan originations have increased for each of the past three years as builders have adjusted to new price levels and certain sub-markets have become more active.  Our construction and land development loan originations totaled $492 million for the year ended December 31, 2012, compared to $376 million for the year ended December 31, 2011, and $295 million in 2010.  At December 31, 2012, construction and land loans totaled $305 million (including $161 million of one- to four-family construction loans, $77 million of residential land or land development loans, $53 million of commercial and multifamily real estate construction loans and $14 million of commercial land or land development loans), or 9% of total loans, compared to $319 million, or 10%, at December 31, 2011.  The geographic distribution of our construction and land development loans is approximately 36% in the greater Puget Sound market and 42% in the greater Portland, Oregon market, with the remaining 22% in the various eastern Washington, eastern Oregon and western Idaho markets we serve.  While delinquencies and defaults in residential construction and land development loans had a material adverse effect on our results of operations for much of the recent economic cycle, at December 31, 2012, only $4 million were classified as non-performing loans. For the year ended December 31, 2012, performing construction loans made an important contribution to our net interest income and profitability.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by multifamily and commercial real estate.  Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  We experienced reasonable demand for both multifamily and commercial real estate loans in 2012, though total balances in these categories decreased $20 million or 2% from the prior year end.  At December 31, 2012, our loan portfolio included $1.073 billion of commercial real estate loans, or 33% of the total loan portfolio.  Our portfolio of multifamily loans was much smaller, at $138 million, or 4% of total loans.

Commercial Business Lending:  We are active in small- to medium-sized business lending.  In addition to providing earning assets, this type of lending has helped increase our deposit base.  Reflecting the relatively weak economic environment, demand for new loans remained modest and line utilizations continued to be low in 2012; however, our production levels for targeted loans were encouraging and resulted in a $17 million, or 3%, increase in commercial business loan balances for the year.  This growth occurred despite our successful efforts to reduce our exposure to certain weak or non-performing borrowers.  At December 31, 2012, commercial business loans totaled $618 million, or 19% of total loans, compared to $601 million, or 18%, at December 31, 2011.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  Generally, in recent years, weather conditions, production levels and market prices have been good for most of our agricultural borrowers.  Our 2012 production levels for agricultural loans were consistent with recent years and at December 31, 2012, agricultural loans totaled $230 million, or 7% of the loan portfolio, compared to $218 million, or 7%, at December 31, 2011.

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, recreational vehicle and boat loans, credit cards and loans secured by deposit accounts.  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing customer base.  In recent years, including 2012, demand for consumer loans has been restrained and outstanding balances have decreased modestly.  During the fourth quarter of 2012, we purchased approximately $13 million of consumer loans originated by another northwest financial institution that are secured by recreational boats. At December 31, 2012, we had $291 million, or 9% of our loan portfolio, in consumer loans, compared to $284 million, or 9%, at December 31, 2011.  As of December 31, 2012, 59% of our consumer loans were secured by one- to four-family real estate, including home equity lines of credit.  Credit card balances totaled $21 million at December 31, 2012 compared to $20 million a year earlier.

Loan Servicing Portfolio:  At December 31, 2012, we were servicing $1.031 billion of loans for others and held $5.0 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2012 was composed of $687 million of Freddie Mac residential mortgage loans, $212 million of Fannie Mae residential mortgage loans and $132 million of both residential and non-residential mortgage loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon and Idaho.  For the year ended December 31, 2012, we recognized $872,000 of loan servicing fees in our results of operations, which were net of $2.6 million of amortization for mortgage servicing rights (MSRs) and a $400,000 impairment charge for a valuation adjustment to MSRs.

Mortgage Servicing Rights:  We record MSRs with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  For the years ended December 31, 2012, 2011 and 2010, we capitalized $3.7 million, $1.9 million, and $1.7 million, respectively, of MSRs relating to loans sold with servicing retained.  No MSRs were purchased in those periods.  Amortization of MSRs for the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $1.8 million, and $2.0 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  At December 31, 2012, our MSRs were carried at a value of $6.2 million, net of amortization, compared to $5.6 million at December 31, 2011.

Table 7:  Loan Portfolio Analysis

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated (dollars in thousands):

	December 31
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate
Owner-occupied	$489,581	15.1%	$469,806	14.2%	$515,093	15.1%	$509,464	13.4%	$459,446	11.6%
Investment properties	583,641	18.0	621,622	18.9	550,610	16.2	573,495	15.1	554,263	14.0
Multifamily real estate	137,504	4.3	139,710	4.2	134,634	4.0	153,497	4.1	151,274	3.8
Commercial construction	30,229	0.9	42,391	1.3	62,707	1.8	80,236	2.1	104,495	2.6
Multifamily construction	22,581	0.7	19,436	0.6	27,394	0.8	57,422	1.5	33,661	0.8
One- to four-family construction	160,815	5.0	144,177	4.4	153,383	4.5	239,135	6.3	420,673	10.6
Land and land development
Residential	77,010	2.4	97,491	3.0	167,764	4.9	284,331	7.5	401,129	10.1
Commercial	13,982	0.4	15,197	0.5	32,386	1.0	43,743	1.2	62,128	1.6
Commercial business	618,049	19.1	601,440	18.2	585,457	17.2	637,823	16.8	679,867	17.2
Agricultural business, including secured by farmland	230,031	7.1	218,171	6.6	204,968	6.0	205,307	5.4	204,142	5.2
One- to four-family real estate	581,670	18.0	642,501	19.5	682,924	20.1	703,277	18.6	599,169	15.1
Consumer secured by one- to four-family real estate	170,123	5.3	181,049	5.5	186,036	5.5	191,454	5.1	175,646	4.5
Consumer—other	120,498	3.7	103,347	3.1	99,761	2.9	110,937	2.9	115,515	2.9
Total loans outstanding	3,235,714	100.0%	3,296,338	100.0%	3,403,117	100.0%	3,790,121	100.0%	3,961,408	100.0%
Less allowance for loan losses	(77,491)		(82,912)		(97,401)		(95,269)		(75,197)
Net loans	$3,158,223		$3,213,426		$3,305,716		$3,694,852		$3,886,211

Table 8:  Loans by Geographic Concentration

The following table sets forth the Company’s loans by geographic concentration at December 31, 2012 (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate
Owner-occupied	$366,422	$57,903	$61,379	$3,877	$489,581
Investment properties	450,142	85,416	42,774	5,309	583,641
Multifamily real estate	117,654	11,309	8,249	292	137,504
Commercial construction	20,839	6,107	934	2,349	30,229
Multifamily construction	12,383	10,198	—	—	22,581
One- to four-family construction	88,090	71,663	1,062	—	160,815
Land and land development
Residential	41,680	33,478	1,852	—	77,010
Commercial	8,979	3,092	1,911	—	13,982
Commercial business	396,935	72,594	58,416	90,104	618,049
Agricultural business, including secured by farmland	108,671	51,286	70,074	—	230,031
One-to four-family real estate	360,625	195,364	23,596	2,085	581,670
Consumer secured by one- to four-family real estate	114,405	42,395	12,644	679	170,123
Consumer—other	80,209	34,668	5,621	—	120,498
Total loans outstanding	$2,167,034	$675,473	$288,512	$104,695	$3,235,714
Percent of total loans	67.0%	20.9%	8.9%	3.2%	100.0%

The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts, include loans held for sale and exclude the allowance for loan losses (in thousands):

Table 9:  Loans by Maturity

	Maturing Within One Year	Maturing After One to Three Years	Maturing After Three to Five Years	Maturing After Five to Ten Years	Maturing After Ten Years	Total
Commercial real estate
Owner-occupied	$28,135	$34,120	$56,595	$263,008	$107,723	$489,581
Investment properties	70,302	75,891	94,839	288,431	54,178	583,641
Multifamily real estate	13,042	16,911	8,400	56,985	42,166	137,504
Commercial construction	14,121	7,347	—	6,477	2,284	30,229
Multifamily construction	10,671	10,198	718	994	—	22,581
One- to four-family construction	92,270	52,508	929	170	14,938	160,815
Land and land development
Residential	28,617	47,529	560	53	251	77,010
Commercial	7,291	1,191	3,777	1,155	568	13,982
Commercial business	241,193	126,924	113,069	103,793	33,070	618,049
Agricultural business, including secured by farmland	90,844	51,263	25,341	52,114	10,469	230,031
One- to four-family real estate	22,258	20,589	13,384	26,288	499,151	581,670
Consumer secured by one- to four-family real estate	1,323	3,785	1,361	11,349	152,305	170,123
Consumer—other	14,662	10,649	15,202	21,309	58,676	120,498
Total loans	$634,729	$458,905	$334,175	$832,126	$975,779	$3,235,714

Contractual maturities of loans do not necessarily reflect the actual life of such assets.  The average life of loans typically is substantially less than their contractual maturities because of principal repayments and prepayments.  In addition, due-on-sale clauses on certain mortgage loans generally give us the right to declare loans immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase; however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

The following table sets forth the dollar amount of all loans maturing after December 31, 2012 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 10:  Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate
Owner-occupied	$57,424	$404,023	$461,447
Investment properties	121,659	391,679	513,338
Multifamily real estate	44,649	79,813	124,462
Commercial construction	7,945	8,163	16,108
Multifamily construction	994	10,916	11,910
One- to four-family construction	17,690	50,856	68,546
Land and land development
Residential	13,317	35,077	48,394
Commercial	478	6,212	6,690
Commercial business	168,208	208,649	376,857
Agricultural business, including secured by farmland	37,698	101,489	139,187
One- to four-family real estate	431,615	127,796	559,411
Consumer secured by one- to four-family real estate	12,005	156,794	168,799
Consumer—other	91,718	14,118	105,836
Total loans maturing after one year	$1,005,400	$1,595,585	$2,600,985

Deposits:  We made further progress in 2012 implementing our strategies to strengthen our franchise by remixing our deposits away from high cost certificates of deposit and emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts.  Increasing core deposits (transaction and savings accounts) is a fundamental element of our business strategy. This strategy continues to improve our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits increased $82 million, to $3.558 billion at December 31, 2012 from $3.476 billion at December 31, 2011, non-interest-bearing deposits increased by $203 million, or 26%, to $981 million at year end from $778 million at December 31, 2011, and interest-bearing transaction and savings accounts increased by $100 million, or 7%, to $1.547 billion at December 31, 2012 compared to $1.448 billion a year earlier.  This core deposit growth augmented similarly strong results in 2011 and coupled with significantly better pricing was primarily responsible for the much improved net interest margin we experienced in 2012.  Offsetting these increases, certificates of deposit decreased $221 million, or 18%, to $1.029 billion at December 31, 2012 from $1.250 billion at December 31, 2011.  A portion of the decrease in certificates of deposit was in brokered certificates, which decreased $33 million from the prior year-end balances; however, much of the decrease reflects a reduction in retail certificates as a result of management’s pricing decisions designed to allow maturing higher priced certificates to migrate off the balance sheet or into core deposit accounts.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 11:  Deposits

	December 31
	2012			2011			2010
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$981,240	27.6%	$203,677	$777,563	22.4%	$177,106	$600,457	16.7%
Interest-bearing checking	410,316	11.5	47,774	362,542	10.4	4,840	357,702	10.0
Regular savings	727,957	20.5	58,361	669,596	19.3	53,084	616,512	17.2
Money market	408,998	11.5	(6,458)	415,456	11.9	(43,578)	459,034	12.8
Total transaction and savings accounts	2,528,511	71.1	303,354	2,225,157	64.0	191,452	2,033,705	56.7
Certificates which mature:
Within 1 year	759,626	21.3	(212,689)	972,315	28.0	(213,090)	1,185,405	33.0
After 1 year, but within 2 years	153,371	4.3	(15,982)	169,353	4.9	(94,335)	263,688	7.3
After 2 years, but within 5 years	112,772	3.2	7,169	105,603	3.0	499	105,104	2.9
After 5 years	3,524	0.1	298	3,226	0.1	(70)	3,296	0.1
Total certificate accounts	1,029,293	28.9	(221,204)	1,250,497	36.0	(306,996)	1,557,493	43.3
Total Deposits	$3,557,804	100.0%	$82,150	$3,475,654	100.0%	$(115,544)	$3,591,198	100.0%

Included in Total Deposits:
Public transaction accounts	$79,955	2.2%	$7,891	$72,064	2.1%	$7,582	$64,482	1.8%
Public interest-bearing certificates	60,518	1.7	(6,594)	67,112	1.9	(14,697)	81,809	2.3
Total public deposits	$140,473	3.9%	$1,297	$139,176	4.0%	$(7,115)	$146,291	4.1%
Total brokered deposits	$15,702	0.4%	$(33,492)	$49,194	1.4%	$(53,790)	$102,984	2.9%

The following table indicates the amount of the Banks’ certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2012 (in thousands):

Table 12:  Maturity Period—$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater
Due in three months or less	$157,149
Due after three months through six months	86,898
Due after six months through twelve months	167,525
Due after twelve months	159,516
Total	$571,088

Table 13: Geographic Concentration of Deposits

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2012 (in thousands):

	Washington	Oregon	Idaho	Total
Deposits by State	$2,718,396	$600,179	$239,229	$3,557,804

Borrowings: The FHLB-Seattle serves as our primary borrowing source.  To access funds, we are required to own a sufficient level of capital stock in the FHLB-Seattle and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided that certain creditworthiness standards have been met.  At December 31, 2012, we had $10 million of borrowings from the FHLB-Seattle (at fair value) at a weighted average rate of 2.45%, a decrease of $229,000 compared to a year earlier.  Also at December 31, 2012, we had an investment of $37 million in FHLB-Seattle capital stock.  At that date, Banner Bank was authorized by the FHLB-Seattle to borrow up to $889 million under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $26 million under a similar agreement.

Table 14:  FHLB Advances Outstanding

The following table provides additional detail on our FHLB advances as of December 31, 2012 and 2011 (dollars in thousands):

	December 31
	2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less	$10,000	2.38%	$—	—%
Due after one year through three years	—	—	10,000	2.38
Due after three years through five years	—	—	—	—
Due after five years	210	5.94	217	5.94
Total FHLB advances, at par	10,210	2.45	10,217	2.45
Fair value adjustment	94		316
Total FHLB advances, carried at fair value	$10,304		$10,533

At certain times the Federal Reserve Bank has also served as an important source of borrowings.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle.  At December 31, 2012, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $595 million from the Federal Reserve Bank; however, at that date we had no funds borrowed under this arrangement.

We also issue retail repurchase agreements to customers that are primarily related to customer cash management accounts and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2012, retail repurchase agreements totaling $77 million, with a weighted average rate of 0.30%, were secured by a pledge of certain mortgage-backed securities and agency securities with a market value of $109 million.  Retail repurchase agreement balances, which are primarily associated with sweep account arrangements, decreased $25 million, or 25%, from the 2011 year-end balance.  We had no outstanding borrowings under wholesale repurchase agreements at December 31, 2012 or 2011.

We have issued an aggregate of $120 million, net of repayments, of trust preferred securities (TPS) since 2002.  The junior subordinated debentures associated with the TPS have been recorded as liabilities on our Consolidated Statements of Financial Condition, although portions of the TPS qualify as Tier 1 or Tier II capital for regulatory capital purposes.  The junior subordinated debentures are carried at fair value on our Consolidated Statements of Financial Condition and have an estimated fair value of $73 million at December 31, 2012.  At December 31, 2012, the TPS had a weighted average rate of 2.42%.  See Notes 1 and 12 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

Asset Quality:  While non-performing assets declined substantially in 2012 and 2011, beginning in the third quarter of 2008 and continuing throughout 2009 and 2010, housing markets deteriorated in many of our primary service areas and we experienced significantly higher levels of delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  During this period, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which was reflected in our increased non-performing asset totals.  Further, property values generally declined, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increasing levels of non-performing loans as the effects of the recessionary economy became more evident and the pace of the recovery remained slow.  As a result, our provision for loan losses was significantly higher than historical levels and our normal expectations.  This higher than normal level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for real estate acquired through foreclosure.  While our non-performing assets have been significantly reduced, resulting in materially reduced credit costs in 2012, and we are actively engaged with our borrowers in resolving remaining problem assets, our future results will continue to be meaningfully influenced by the course of recovery from the economic recession.  However, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results.

Non-performing assets decreased to $50 million, or 1.18% of total assets, at December 31, 2012, from $119 million, or 2.79% of total assets, at December 31, 2011, and $254 million, or 5.77% of total assets, at December 31, 2010.  Construction and land development loans, including related REO, represented approximately 27% of our non-performing assets at December 31, 2012.  Reflecting lingering weakness in the economy and property values which now have generally stabilized but are lower than when many of the related loans were originated, we continued to provide for loan losses at a relatively high level during 2012 and maintained a substantial allowance for loan losses at year end even though non-performing loans and total loans outstanding declined.  At December 31, 2012, our allowance for loan losses was $77 million, or 2.39% of total loans and 225% of non-performing loans, compared to $83 million, or 2.52% of total loans and 110% of non-performing loans at December 31, 2011.  Included in our allowance at December 31, 2012 was an unallocated portion of $12 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

The primary components of the $50 million in non-performing assets are $31 million in nonaccrual loans and $16 million in REO and other repossessed assets.  The geographic distribution of non-performing assets included approximately $18 million, or 35%, in the Puget Sound region, $17 million, or 33%, in the greater Portland market area, $2 million, or 5%, in the greater Boise market area, and $14 million, or 27%, in other areas of Washington, Oregon and Idaho.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At December 31, 2012, we had $57 million of restructured loans currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 15:  Non-Performing Assets

	December 31
	2012	2011	2010	2009	2008
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$6,579	$9,226	$24,727	$7,300	$12,879
Multifamily	—	362	1,889	383	—
Construction/land	3,672	27,731	75,734	159,264	154,823
One- to four-family	12,964	17,408	16,869	14,614	8,649
Commercial business	4,750	13,460	21,100	21,640	8,617
Agricultural business, including secured by farmland	—	1,896	5,853	6,277	1,880
Consumer	3,396	2,905	2,332	3,923	130
	31,361	72,988	148,504	213,401	186,978
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	2,877	2,147	2,955	358	124
Commercial business	—	4	—	—	—
Consumer	152	173	30	91	243
	3,029	2,324	2,985	449	367
Total non-performing loans	34,390	75,312	151,489	213,850	187,345
Securities on nonaccrual	—	500	1,896	4,232	—
REO assets held for sale, net (2)	15,778	42,965	100,872	77,743	21,782
Other repossessed assets held for sale, net	75	74	73	59	104
Total non-performing assets	$50,243	$118,851	$254,330	$295,884	$209,231
Total non-performing loans to net loans before allowance for loan losses	1.06%	2.28%	4.45%	5.64%	4.73%
Total non-performing loans to total assets	0.81%	1.77%	3.44%	4.53%	4.09%
Total non-performing assets to total assets	1.18%	2.79%	5.77%	6.27%	4.56%
Restructured loans (3)	$57,462	$54,533	$60,115	$43,683	$23,635
Loans 30-89 days past due and on accrual	$11,685	$9,962	$28,847	$34,156	$61,124

(1)
Includes $8.0 million of non-accrual restructured loans. For the year ended December 31, 2012, $3.2 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

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

In addition to the non-performing loans noted in Table 15, as of December 31, 2012, we had classified loans with an aggregate outstanding balance of $100 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table provides additional detail and geographic concentration of non-performing assets at December 31, 2012 (dollars in thousands):

Table 16: Non-Performing Assets by Geographic Concentration

	Washington	Oregon	Idaho	Total
Secured by real estate:
Commercial	$5,814	$—	$765	$6,579
Construction and land
One- to four-family construction	1,565	—	—	1,565
Residential land acquisition & development	—	1,422	—	1,422
Residential land improved lots	119	276	—	395
Residential land unimproved	245	—	—	245
Commercial land improved	46	—	—	46
Total construction and land	1,975	1,698	—	3,673
One- to four-family	11,932	2,487	1,422	15,841
Commercial business	4,676	74	—	4,750
Consumer	2,623	423	501	3,547
Total non-performing loans	27,020	4,682	2,688	34,390
REO and repossessed assets	5,850	9,557	446	15,853
Total non-performing assets at end of the period	$32,870	$14,239	$3,134	$50,243
Percent of non-performing assets	65.5%	28.3%	6.2%	100.0%

Table 17:  Non-Performing Loan Summary

Within our non-performing loans, we have a total of six nonaccrual lending relationships, each with aggregate loan exposures in excess of $1 million that collectively comprise $8 million, or 24% of our total non-performing loans as of December 31, 2012, and the single largest relationship totaled $1.8 million at that date.  The most significant of our non-performing loan exposures at December 31, 2012 are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location

$1,819	5.3%	Accounts receivable and inventory	Greater Seattle-Puget Sound area
1,432	4.2	Commercial building	Central Washington
1,405	4.1	Business assets, accounts receivable, and vehicles	Greater Spokane, WA area
1,306	3.8	Seven single family residences	Greater Portland, OR area
1,190	3.5	Seven single family residences	Greater Seattle-Puget Sound area
1,086	3.1	Four commercial lots and one commercial acreage lot	Greater Portland, OR area
26,152	76.0	Relationships under $1 million; various collateral	Sum of 164 loans spread throughout the franchise
$34,390	100.0%	Total non-performing loans

Table 18:  Real Estate Owned Summary

At December 31, 2012, we had $15.8 million of REO, the most significant component of which is a subdivision in the greater Portland, Oregon area consisting of 13 residential buildable lots and 33.2 acres of undeveloped land with a book value of $2.1 million. The second largest REO holding is 5.9 acres of undeveloped land in the greater Portland, Oregon area with a book value $1.7 million. The third largest holding is 20.5 acres of undeveloped residential land in the greater Portland, Oregon area with a book value of $1.1 million. All other REO holdings have individual book values of less than $586,000. The table below summarizes our REO by geographic location and property type (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$10,594	67.2%	13 single family residences 18 residential lots 83 acres undeveloped buildable residential land	Greater Portland, OR area
1,658	10.5	Five single family residences One residential lot Three parcels of undeveloped residential land One acre of buildable residential land	Greater Seattle-Puget Sound area
819	5.2	One single family residences 21 residential lots One parcel of residential land Three commercial office buildings 63 acres of forest land One parcel of undeveloped waterfront land	Greater Spokane, WA area
445	2.8	One single family residence 53 residential lots Three commercial lots One commercial office building	Greater Boise, ID area
2,194	13.9
Three single family residences
21 residential lots
One single family residence under construction
13 acres of undeveloped land
One residence with 31 acres of agricultural land
One parcel of bare land
One 79 acre farm

			Other Washington locations
68	0.4	One single family residence	Other Oregon locations
$15,778	100.0%

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

Following three difficult years and despite a still challenging economy, Banner Corporation returned to profitability in 2011 and achieved significantly increased profitability in 2012.  While this return to profitability largely resulted from a material decrease in credit costs, particularly our provision for loan losses, it also reflected strong revenue generation from our core operations.  The decrease in credit costs reflects a substantially reduced level of non-performing assets while the increase in revenues was driven by improvement in our net interest income and deposit fees and other service charges fueled by growth in core deposits and, in 2012, significantly increased revenues from mortgage banking operations and a substantial net benefit from income taxes.  For the year ended December 31, 2012, we had net income of $64.9 million, which, after providing for the preferred stock dividend of $4.9 million, the related discount accretion of $3.3 million, and including a $2.5 million gain on repurchase and retirement of preferred stock, resulted in net income to common shareholders of $59.1 million, or $3.16 per diluted share.  This compares to net income of $5.5 million, which, after providing for the preferred stock dividend of $6.2 million and related discount accretion of $1.7 million, resulted in a net loss to common shareholders of $2.4 million, or ($0.15) per diluted share, for the year ended December 31, 2011.  Our provision for loan losses was $13.0 million for the year ended December 31, 2012, compared to $35.0 million for the prior year.  For the year ending December 31, 2012, our results also include a net tax benefit of $24.8 million, primarily the result of a reversal of a full valuation allowance for our net deferred tax assets.

Aside from credit costs, our operating results depend largely on our net interest income which, as explained below, increased by $3.1 million to $167.7 million, primarily because of a significant reduction in deposit costs and a reduction in the adverse effect of non-performing assets.  Our operating results for the year ended December 31, 2012 also reflected a decrease in other operating income, which was particularly influenced by a net charge of $16.5 million as a result of changes in the valuation of financial instruments carried at fair value that was only partially offset by increases in deposit fees and service charges, revenues from mortgage banking operations and miscellaneous other operating income. By comparison, for the year ended December 31, 2011, we recorded a $3 million recovery of a previous OTTI charge, which was partially offset by $624,000 in net fair value losses.  Excluding these fair value and OTTI adjustments, our other operating income increased by $12.2 million to $43.8 million for the year ended December 31, 2012 compared to $31.6 million the preceding year, due primarily to a $7.9 million increase in mortgage banking revenue, a $2.3 million increase in deposit fees and service charges and a $2.2 million increase in miscellaneous other operating income.  Other operating expenses decreased to $141.5 million for the year ended December 31, 2012, a decrease of 11% from the prior year, largely as a result of decreased costs related to REO and FDIC deposit insurance.

Net Interest Income.  Net interest income before provision for loan losses increased by $3.1 million, or 2%, to $167.7 million for the year ended December 31, 2012, compared to $164.6 million one year earlier, primarily as a result of an increase in the net interest margin and despite a modest decrease in average interest-earning assets.  The net interest margin of 4.17% for the year ended December 31, 2012 increased 12 basis points from the prior year, largely as a result of the effect of a much lower cost of deposits which more than offset a further decrease in asset yields.  While less severe than in the preceding year as a result of the significant reduction in problem assets, our net interest margin continued to be adversely affected by the level of nonaccrual loans and other non-performing assets.  However, nonaccruing loans reduced the margin by just eight basis points during the year ended December 31, 2012, a meaningful improvement compared to a 22 basis point reduction for the prior year.  In addition, the mix of earning assets changed to include fewer loans and more securities and interest-bearing deposits as our on-balance-sheet liquidity remained high.  This continued shift in the mix during the still very low interest rate environment had a further adverse effect on earning asset yields.  Reflecting generally lower market interest rates as well as changes in asset mix, the yield on earning assets for the year ended December 31, 2012 decreased by 20 basis points compared to the prior year.  Importantly, however, funding costs were also significantly lower, especially deposit costs which decreased 31 basis points to 0.44% from 0.75% a year earlier, more than offsetting the decline in asset yields.  As a result, the net interest spread expanded to 4.13% for the year ended December 31, 2012 compared to 3.99% for the prior year and was only partially offset by the 1% decline in average interest-earning assets.

Interest Income.  Interest income for the year ended December 31, 2012 was $187.2 million, compared to $197.6 million for the prior year, a decrease of $10.4 million, or 5%.  The decrease in interest income occurred as a result of a $46 million decrease in the average balance of interest-earning assets, as well as a 20 basis point decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 4.66% for the year ended December 31, 2012, compared to 4.86% one year earlier, largely as a result of changes in the mix of assets and the impact of lower market rates on the loan and securities portfolios.  The Federal Reserve continued monetary policy actions during the year designed to maintain short-term market interest rates at the extremely low levels of the past four years and initiated further actions to move intermediate- and longer-term rates even lower in 2012.  Despite the pressure from lower market interest rates, our loan yields were only modestly lower at 5.41% for the year ended December 31, 2012 compared to 5.59% in the preceding year largely because of a decrease in the amount of non-performing loans.   Looking forward, loan yields will likely continue to decline in the current interest rate environment as refinance activity will be reflective of market rates that are below the average portfolio yield and opportunities to further reduce the impact of non-performing loans have diminished. Average loans receivable for the year ended December 31, 2012 decreased $74 million, or 2%, to $3.224 billion, compared to $3.298 billion for the prior year.  Interest income on loans decreased by $10.1 million, or 5%, to $174.3 million for the year from $184.4 million for the year ended December 31, 2011, reflecting the decreased average balance and the lower average yield on loans.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $28 million (excluding the effect of fair value adjustments) for the year ended December 31, 2012; however the interest and dividend income from those investments decreased by $366,000 compared to the prior year.  The effect of the increased average balance was offset as the average yield on the securities portfolio and cash equivalents decreased to1.61% for the year ended December 31, 2012, from 1.72% one year earlier.  The adverse impact of lower market rates on the combined yield on these investments was partially offset by changes in the mix to include lower balances of daily interest-bearing deposits and more investment securities; however, yields on this portfolio should continue to decline in future periods given continuation of the currently low interest rate environment.

Interest Expense.  Interest expense for the year ended December 31, 2012 was $19.5 million, compared to $33.0 million for the prior year, a decrease of $13.5 million, or 41%.  The sharp decline in interest expense occurred as a result of a 34 basis point decrease in the average cost of all interest-bearing liabilities to 0.53% for the year ended December 31, 2012, from 0.87% one year earlier, and a $119 million, or 3%, decrease in average interest-bearing liabilities.  The decrease in average interest-bearing balances reflects a substantial decrease in the average balance of certificates of deposit, as well as decreases in FHLB advances and other borrowings, which were only partially offset by increases in transaction and savings accounts. The growth in non-interest-bearing deposits and other transaction and savings accounts during the past two years has significantly contributed to our improved net interest margin in 2012.

Deposit interest expense decreased $11.1 million, or 42%, to $15.1 million for the year ended December 31, 2012 compared to $26.2 million for the prior year as a result of a 31 basis point decrease in the cost of deposits and a $62 million decrease in the average balance of deposits.  Average deposit balances decreased to $3.448 billion for the year ended December 31, 2012, from $3.510 billion for the year ended December 31, 2011, while the average rate paid on deposit balances decreased to 0.44% in the current year from 0.75% for the prior year.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates as evidenced by the continuing decline in our deposit costs despite relatively stable short-term market interest rates over the past twelve months.

While we do not anticipate further reductions in market interest rates, we do expect additional modest declines in deposits costs over the near term as maturities of certificates of deposit will present further repricing opportunities and competitive pricing should remain restrained in response to modest loan demand in the current economic environment. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, have meaningfully contributed to the decrease in our funding costs compared to earlier periods, and should also result in lower deposit costs going forward.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $10 million for the year ended December 31, 2012, compared to $15 million for the prior year.  The decline in outstanding FHLB advances was almost entirely responsible for the $116,000 decrease in the related interest expense as the average rate paid on FHLB advances remained nearly unchanged for the years ended December 31, 2012 and 2011 at 2.49% and 2.52%, respectively.

Other borrowings consist of retail repurchase agreements with customers secured by certain investment securities and, prior to March 31, 2012, the $50 million of senior bank notes issued under the TLGP. The senior bank notes had a fixed rate of 2.625%, plus a 1.00% guarantee fee, and matured on March 31, 2012. Repaying these notes resulted in a significant reduction in the cost of borrowings for 2012. Primarily as a result of repaying the senior bank notes, the average balance for other borrowings decreased $52 million to $102 million at December 31, 2012 compared to $154 million a year earlier. The rate on these other borrowings likewise decreased to 0.74% from 1.47% a year earlier and the related interest expense for other borrowings decreased by $1.5 million to $758,000 for the year ended December 31, 2012, from $2.3 million one year earlier.

Junior subordinated debentures which were issued in connection with our trust preferred securities had an average balance (excluding the effect of fair value adjustments) of $124 million for both the years ended December 31, 2012 and 2011.  These junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index. During 2012, the average rate decreased to 2.72% compared to 3.39% for 2011. The lower average cost of the junior subordinated debentures in the current year was primarily the result of the expiration on February 29, 2012 of a five-year fixed-rate period on one debenture and its repricing from a fixed rate of 6.56% to an adjustable rate of LIBOR plus 1.62%, or 1.99% at December 31, 2012.

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

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):

Table 19: Analysis of Net Interest Spread

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Average Balance	Interest and Dividends	Yield/ Cost (4)	Average Balance	Interest and Dividends	Yield/ Cost (4)	Average Balance	Interest and Dividends	Yield/ Cost (4)
Interest-earning assets:
Mortgage loans	$2,380,308	$131,523	5.53%	$2,464,462	$139,102	5.64%	$2,735,285	$152,270	5.57%
Commercial/agricultural loans	751,486	36,836	4.90	744,439	39,127	5.26	780,662	47,052	6.03
Consumer and other loans	91,983	5,963	6.48	88,749	6,128	6.90	91,204	6,462	7.09
Total loans (1)	3,223,777	174,322	5.41	3,297,650	184,357	5.59	3,607,151	205,784	5.70
Mortgage-backed securities	188,806	4,176	2.21	87,463	3,455	3.95	89,310	4,045	4.53
Other securities	431,580	8,328	1.93	423,612	9,245	2.18	271,616	7,546	2.78
Interest-bearing deposits with banks	138,179	336	0.24	219,025	506	0.23	291,968	707	0.24
FHLB stock	37,263	—	—	37,371	—	—	37,371	—	—
Total investment securities	795,828	12,840	1.61	767,471	13,206	1.72	690,265	12,298	1.78
Total interest-earning assets	4,019,605	187,162	4.66	4,065,121	197,563	4.86	4,297,416	218,082	5.07
Non-interest-earning assets	199,561			215,646			262,888
Total assets	$4,219,166			$4,280,767			$4,560,304
Interest-bearing liabilities:
Savings accounts	$682,173	1,825	0.27	$648,262	3,119	0.48	$591,886	5,153	0.87
Checking and interest-bearing checking accounts (2)	1,203,991	491	0.04	1,035,100	811	0.08	935,387	1,606	0.17
Money market accounts	411,453	1,319	0.32	437,561	2,469	0.56	458,053	4,992	1.09
Certificates of deposit	1,150,288	11,472	1.00	1,389,351	19,765	1.42	1,783,422	40,569	2.27
Total deposits	3,447,905	15,107	0.44	3,510,274	26,164	0.75	3,768,748	52,320	1.39
Other interest-bearing liabilities:
FHLB advances	10,215	254	2.49	14,699	370	2.52	51,411	1,318	2.56
Other borrowings	102,193	758	0.74	154,140	2,265	1.47	175,509	2,448	1.39
Junior subordinated debentures	123,716	3,395	2.74	123,716	4,193	3.39	123,716	4,226	3.42
Total borrowings	236,124	4,407	1.87	292,555	6,828	2.33	350,636	7,992	2.28
Total interest-bearing liabilities	3,684,029	19,514	0.53	3,802,829	32,992	0.87	4,119,384	60,312	1.46
Non-interest-bearing liabilities (3)	(22,757)			(40,266)			(37,378)
Total liabilities	3,661,272			3,762,563			4,082,006
Stockholders’ equity	557,894			518,204			478,298
Total liabilities and stockholders’ equity	$4,219,166			$4,280,767			$4,560,304
Net interest income/rate spread		$167,648	4.13%		$164,571	3.99%		$157,770	3.61%
Net interest margin			4.17%			4.05%			3.67%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.11%			106.90%			104.32%

(footnotes follow)

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average balances include non-interest-bearing deposits.

(3)	Average non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(4)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown (in thousands).  Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Effects on interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) have been allocated between changes in rate and changes in volume (in thousands):

Table 20:  Rate/Volume Analysis

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Mortgage loans	$(2,891)	$(4,688)	$(7,579)	$2,092	$(15,260)	$(13,168)
Commercial/agricultural loans	(2,658)	367	(2,291)	(5,816)	(2,109)	(7,925)
Consumer and other loans	(383)	218	(165)	(162)	(172)	(334)
Total loans (1)	(5,932)	(4,103)	(10,035)	(3,886)	(17,541)	(21,427)
Mortgage-backed securities	(2,005)	2,726	721	(508)	(82)	(590)
Other securities	(1,088)	171	(917)	(1,869)	3,568	1,699
Interest-bearing deposits with banks	26	(196)	(170)	(31)	(170)	(201)
FHLB stock	—	—	—	—	—	—
Total investment securities	(3,067)	2,701	(366)	(2,408)	3,316	908
Total net change in interest income on interest- earning assets	(8,999)	(1,402)	(10,401)	(6,294)	(14,225)	(20,519)
Interest-bearing liabilities:
Deposits (2)	(8,159)	(2,898)	(11,057)	(18,832)	(7,324)	(26,156)
FHLB advances	(4)	(112)	(116)	(24)	(924)	(948)
Other borrowings	(897)	(610)	(1,507)	126	(309)	(183)
Junior subordinated debentures	(798)	—	(798)	(33)	—	(33)
Total borrowings	(1,699)	(722)	(2,421)	69	(1,233)	(1,164)
Total net change in interest expense on interest-bearing liabilities	(9,858)	(3,620)	(13,478)	(18,763)	(8,557)	(27,320)
Net change in net interest income	$859	$2,218	$3,077	$12,469	$(5,668)	$6,801

(1)	Includes loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Includes non-interest-bearing deposits.

Provision and Allowance for Loan Losses.  During the year ended December 31, 2012, the provision for loan losses was $13 million, compared to $35 million for the year ended December 31, 2011.  As discussed in the “Summary of Critical Accounting Policies” section above and in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

Our provision for loan losses was substantially less in the year ended December 31, 2012 than in 2011. Nonetheless, it remained elevated in relation to historical loss rates prior to the economic downturn, particularly during the first half of 2012, in response to still high levels of delinquencies, non-performing assets and net charge-offs as well as diminished property values and uncertain economic conditions.  However, all of our asset quality indicators improved significantly throughout the years 2011 and 2012, allowing us to decrease the level of provisioning as each year progressed.

Reflecting lingering weakness in the economy and lower property values, during 2012, we continued to provide for loan losses at a relatively high level and maintained a substantial allowance for loan losses at December 31, 2012 even though non-performing loans and total loans outstanding declined. Although the allowance for loan losses at December 31, 2012 continued to reflect material levels of delinquencies and net charge-offs for land and land development loans, our exposure to these types of loans was further reduced during the year as additional problem asset resolutions occurred. The allowance for loan losses also continues to reflect our concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots. These concerns have remained elevated during the past four years as price declines for housing and related lot and land markets have occurred in most areas of the Puget Sound and Portland regions where a significant portion of our one- to four-family residential and construction and development loans are located. Nonetheless, more recently we have been encouraged by evidence of stabilization or modest improvement in certain markets in our service areas. Aside from housing-related construction and development loans, non-performing loans often reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity and declining commercial real estate values have been significant contributing factors to more recent late-cycle defaults in other non-housing-related segments of the portfolio.

We recorded net charge-offs of $18 million for the year ended December 31, 2012, compared to $49 million for the prior year, and non-performing loans decreased by $41 million during the year to $34 million at December 31, 2012, compared to $75 million at December 31, 2011.  A comparison of the allowance for loan losses at December 31, 2012 and 2011 reflects a decrease of $6 million, or 7%, to $77 million at December 31, 2012, from $83 million at December 31, 2011.  Included in our allowance at December 31, 2012 was an unallocated portion of $12 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 2.39% at December 31, 2012, compared to 2.52% at December 31, 2011.  However, as a result of the reduction in problem loans, the allowance as a percentage of non-performing loans increased to 225% at December 31, 2012, compared to 110% a year earlier.

As of December 31, 2012, we had identified $92 million of impaired loans.  Impaired loans are comprised of loans on nonaccrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools.  For more information on these impaired loans, refer to Note 6 and 22 of the Notes to the Consolidated Financial Statements.

We believe that the allowance for loan losses as of December 31, 2012 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated (dollars in thousands):

Table 21:  Changes in Allowance for Loan Losses

	Years Ended December 31
	2012	2011	2010	2009	2008
Balance, beginning of period	$82,912	$97,401	$95,269	$75,197	$45,827
Provision	13,000	35,000	70,000	109,000	62,500
Recoveries of loans previously charged off:
Commercial real estate	921	53	—	—	1,530
Construction and land	2,954	1,602	897	715	192
Commercial business	2,425	1,082	2,865	545	471
Agricultural business, including secured by farmland	49	20	45	38	1,048
One- to four-family real estate	586	356	136	138	45
Consumer	531	304	284	275	185
	7,466	3,417	4,227	1,711	3,471
Loans charged off:
Commercial real estate	(4,065)	(6,079)	(1,668)	(1)	(7)
Multifamily real estate	—	(682)	—	—	—
Construction and land	(6,546)	(26,328)	(43,592)	(64,456)	(27,020)
Commercial business	(6,485)	(8,396)	(15,244)	(11,541)	(7,323)
Agricultural business, including secured by farmland	(456)	(477)	(1,940)	(3,877)	(60)
One- to four-family real estate	(5,328)	(9,910)	(7,860)	(8,795)	(934)
Consumer	(3,007)	(1,034)	(1,791)	(1,969)	(1,257)
	(25,887)	(52,906)	(72,095)	(90,639)	(36,601)
Net charge-offs	(18,421)	(49,489)	(67,868)	(88,928)	(33,130)
Balance, end of period	$77,491	$82,912	$97,401	$95,269	$75,197
Allowance for loan losses as a percent of total loans	2.39%	2.52%	2.86%	2.51%	1.90%
Net loan charge-offs as a percent of average outstanding loans during the period	0.57%	1.50%	1.88%	2.28%	0.84%
Allowance for loan losses as a percent of non-performing loans	225%	110%	64%	45%	40%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 22:  Allocation of Allowance for Loan Losses

	December 31
	2012		2011		2010		2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Specific or allocated loss allowances (1):
Commercial real estate	$15,322	33.1%	$16,457	33.1%	$11,779	31.3%	$8,278	28.5%	$4,199	25.6%
Multifamily real estate	4,506	4.3	3,952	4.2	3,963	4.0	90	4.1	87	3.8
Construction and land	14,991	9.4	18,184	9.8	33,121	13.0	45,209	18.6	38,253	25.7
Commercial business	9,957	19.1	15,159	18.2	24,545	17.2	22,054	16.8	16,533	17.2
Agricultural business, including secured by farmland	2,295	7.1	1,548	6.6	1,846	6.0	919	5.4	530	5.2
One- to four-family real estate	16,475	18.0	12,299	19.5	5,829	20.1	2,912	18.6	752	15.1
Consumer	1,348	9.0	1,253	8.6	1,794	8.4	1,809	8.0	1,730	7.4
Total allocated	64,894		68,852		82,877		81,271		62,084
Estimated allowance for undisbursed commitments	758	n/a	678	n/a	1,426	n/a	1,594	n/a	1,108	n/a
Unallocated (1)	11,839	n/a	13,382	n/a	13,098	n/a	12,404	n/a	12,005	n/a
Total allowance for loan losses	$77,491	100.0%	$82,912	100.0%	$97,401	100.0%	$95,269	100.0%	$75,197	100.0%

(1)
We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectability is not reasonably assured).  The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, decreased $7.0 million to $26.9 million for the year ended December 31, 2012, compared to $34.0 million for the year ended December 31, 2011.  This decrease was primarily due to a $15.9 million unfavorable variance in net fair value adjustments compared to the prior year.  Excluding fair value and OTTI adjustments and, in the current year, a small gain on sale of securities, other operating income from core operations increased $12.2 million to $43.8 million for the year ended December 31, 2012 compared to $31.6 million at December 31, 2011, largely as a result of significantly increased revenues from mortgage banking. Mortgage banking revenues increased by $7.9 million as increased production and sales of loans were supported by high levels of refinancing in the very low interest rate environment.  Loan sales for the year ended December 31, 2012 totaled $505 million, compared to $282 million for the year ended December 31, 2011.  Importantly, and primarily as a result of growth in our customer base, income from deposit fees and other service charges increased by $2.3 million, or approximately 10%, to $25.3 million for the year ended December 31, 2012, compared to $23.0 million for the prior year.  By contrast, loan servicing fee income decreased $206,000 compared to the prior year, primarily reflecting a $400,000 impairment charge on our MSRs.  Miscellaneous revenues also increased significantly, largely as a result of increased fees associated with interest rate swaps and income on bank-owned life insurance.

For the year ended December 31, 2012, we recorded a net charge of $16.5 million for changes in the valuation of financial instruments carried at fair value, compared to a net charge of $624,000 for the year ended December 31, 2011.  The adjustments in 2012 primarily reflect changes in the valuation of the junior subordinated debentures we have issued, which resulted in $23.1 million in charges that were partially offset by net gains in the value of certain investment securities.  The net fair value loss in 2011 was also largely a result of changes in the valuation of the junior subordinated debentures, which resulted in $1.6 million in charges that were partially offset by net gains in the values of certain investment securities.  Additionally, in 2011, we had a $3.0 million recovery as a result of the full cash repayment of a trust preferred security issued by a commercial bank that had been written off as an OTTI charge in 2010.   As discussed more thoroughly in Note 22 of the Notes to the Consolidated Financial Statements, the valuation for many of these financial instruments has become very difficult and more subjective in recent periods as current and reliable observable transaction data does not exist.

Other Operating Expenses.  Other operating expenses for the year ended December 31, 2012 totaled $141.5 million compared to $158.1 million in 2011, a decrease of $16.6 million, or 11%, compared to the prior year, largely as a result of decreased costs related to REO and FDIC deposit insurance which were partially offset by increased compensation expenses.  While lower in 2012 than in 2011, both years’ expenses reflect significant costs associated with problem loan collection activities including professional services and valuation charges related to REO, which we expect will decline in future periods as a result of the continuing reduction in non-performing assets. Total REO expenses were $3.4 million, including only $451,000 of net losses and valuation adjustments, for the year ended December 31, 2012, compared to $22.3 million, including $16.4 million of losses and valuation adjustments, for the year ended December 31, 2011.  Importantly, our total REO was reduced by nearly $27 million during 2012 to $16 million at December 31, 2012, compared to $43 million a year earlier. The cost of FDIC insurance decreased by $2.3 million compared to the prior year, largely as a result of the decrease in average deposit balances, leading to a decrease in average assets, and a reduction in the premium assessment rate.  Compensation expense increased $6.2 million to $78.7 million for the year ended December 31, 2012 from $72.5 million for the year ended December 31, 2011, primarily reflecting salary and wage adjustments, increased mortgage banking activity and higher health insurance costs.  The increase in compensation costs was partially offset by an $2.4 million increase in the amount of the credit for capitalized loan origination costs as a result of increased new loan originations and a $1.6 million reduction in professional fees largely due to decreased legal expenses associated with problem loan resolution.  Payment and card processing expenses increased by $730,000, reflecting the increased number of transaction accounts and increased customer usage of debit and credit cards.  All other expenses were only modestly changed from the prior year.

Income Taxes: Our normal, expected statutory income tax rate is 36.5%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and Idaho income tax rates. However, during 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset. While the full valuation allowance remained in effect, we did not recognize any tax expense or benefit in our Consolidated Statements of Operations. As a result, we did not recognize any tax expense or benefit for the year ended December 31, 2011, although our pre-tax net income was $5.5 million. During 2012, we determined that maintaining the full valuation allowance was no longer appropriate and reversed all of the valuation allowance resulting in a substantial tax benefit for the year. The reversal of the valuation allowance, net of adjustments to tax expense/(benefits), resulted in a net benefit from income taxes for the year ended December 31, 2012 of $24.8 million. Beginning with the first quarter of 2013, we expect to recognize income tax expense based upon the statutory rate noted above, although certain tax-exempt income and tax credits likely will result in a slightly lower effective rate in future periods. For more information on income taxes and deferred taxes, see Note 13 of the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

Following three difficult years and despite a still challenging economy, Banner Corporation returned to profitability in 2011. While this return to profitability largely resulted from a material decrease in credit costs, particularly our provision for loan losses, it also reflected increased revenue generation from our core operations. The decrease in credit costs reflected a substantially reduced level of non-performing assets, while the increase in revenues was driven by significant improvement in our net interest income and deposit fees and other service charges fueled by growth in core deposits. For the year ended December 31, 2011, we had net income of $5.5 million, which, after providing for the preferred stock dividend of $6.2 million and related discount accretion of $1.7 million, resulted in a net loss to common shareholders of $2.4 million, or ($0.15) per diluted share. This compared to a net loss to common shareholders of $69.7 million, or ($7.21) per diluted share, for the year ended December 31, 2010. Our provision for loan losses was $35.0 million for the year ended December 31, 2011, compared to $70.0 million for the prior year. Our results for 2010 also included an $18.0 million provision for income taxes, despite a pre-tax loss, as we recorded a full valuation allowance for our net deferred tax assets. By contrast, for the year ended December 31, 2011, we had pre-tax net income of $5.5 million, with the resulting provision for income taxes offset by an adjustment to the deferred tax assets valuation allowance.

Aside from credit costs, our operating results depend largely on our net interest income which increased by $6.8 million to $164.6 million, primarily because of a significant reduction in deposit costs and a reduction in the adverse effect of non-performing assets, and was the most important component of our growth in revenues from core operations in 2011. Our operating results for the year ended December 31, 2011 also included an increase in other operating income, which was particularly influenced by a $3.0 million recovery of a previous OTTI charge which was partially offset by a net loss of $624,000 as a result of changes in the valuation of financial instruments carried at fair value. By comparison, for the year ended December 31, 2010, we recorded $4.2 million of OTTI charges, which were partially offset by $1.7 million in net fair value gains. Excluding these fair value and OTTI adjustments, our other operating income was nearly unchanged at $31.6 million for the year ended December 31, 2011 compared to the preceding year, as increased deposit fees and other service charges were generally offset by decreased gains on the sale of loans from mortgage banking operations. Other operating expenses decreased to $158.1 million for the year ended December 31, 2011, a decrease of 2% from the prior year, largely as a result of decreased costs related to REO and FDIC deposit insurance.

Net Interest Income. Net interest income before provision for loan losses increased by $6.8 million, or 4%, to $164.6 million for the year ended December 31, 2011, compared to $157.8 million one year earlier, primarily as a result of an increase in the net interest margin and despite a modest decrease in average interest-earning assets. The net interest margin of 4.05% for the year ended December 31, 2011 increased 38 basis points from the prior year, largely as a result of the effect of a much lower cost of deposits which more than offset a further decrease in asset yields. While less severe than in the preceding year as a result of the significant reduction in problem assets, our net interest margin continued to be adversely affected by the high level of nonaccrual loans and other non-performing assets. However, nonaccruing loans reduced the margin by 22 basis points during the year ended December 31, 2011, compared to the 34 basis point reduction for the prior year. In addition, the mix of earning assets changed to include fewer loans and more securities and interest-bearing deposits. This continued shift in the mix in the low interest rate environment had a further adverse effect on earning asset yields. Reflecting generally lower market interest rates as well as changes in asset mix, the yield on earning assets for the year ended December 31, 2011 decreased by 21 basis points compared to the prior year. More importantly, funding costs were also significantly lower, especially deposit costs, which decreased 64 basis points to 0.75% from 1.39% a year earlier, more than offsetting the decline in asset yields. As a result, the net interest spread expanded to 3.99% for the year ended December 31, 2011 compared to 3.61% for the prior year and was only partially offset by the 5% decline in average interest-earning assets.
Interest Income. Interest income for the year ended December 31, 2011 was $197.6 million, compared to $218.1 million for the prior year, a decrease of $20.5 million, or 9%. The decrease in interest income occurred as a result of a $232 million decrease in the average balance of interest-earning assets, as well as a 21 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 4.86% for the year ended December 31, 2011, compared to 5.07% one year earlier, largely as a result of changes in the mix of assets and the impact of lower market rates on the securities portfolio. The Federal Reserve continued monetary policy actions during 2011 designed to maintain short-term market interest rates at the extremely low levels of the previous three years and initiated further actions to move intermediate- and longer-term rates even lower in 2011. Despite the pressure from lower market interest rates, our loan yields were only modestly lower at 5.59% for the year ended December 31, 2011 compared to 5.70% in the preceding year largely because of a decrease in the amount of non-performing loans. Average loans receivable for the year ended December 31, 2011 decreased $310 million, or 9%, to $3.298 billion, compared to $3.607 billion for the prior year. Interest income on loans decreased by $21.4 million, or 10%, to $184.4 million for the year from $205.8 million for the year ended December 31, 2010, reflecting the decreased average balance and the lower average yield on loans.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $77 million (excluding the effect of fair value adjustments) for the year ended December 31, 2011, and the interest and dividend income from those investments increased by $908,000 compared to the prior year. The effect of the increased average balance was nearly offset as the average yield on the securities portfolio and cash equivalents decreased to 1.72% for the year ended December 31, 2011, from 1.78% one year earlier. The modest decrease in the combined yield on those investments, despite declining market interest rates, reflects a change in the mix to include lower balances of daily interest-bearing deposits and more investment securities, primarily U.S. Government Agency securities, which helped to offset the adverse impact of lower market rates.

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

Deposit interest expense decreased $26.1 million, or 50%, to $26.2 million for the year ended December 31, 2011 compared to $52.3 million for the prior year as a result of a 64 basis point decrease in the cost of deposits despite a $258 million decrease in the average balance of deposits. Average deposit balances decreased to $3.510 billion for the year ended December 31, 2011, from $3.769 billion for the year ended December 31, 2010, while the average rate paid on deposit balances decreased to 0.75% in 2011 from 1.39% for the prior year. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to be less severe and to lag changes in market interest rates. In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our aggregate cost of deposits. This lower degree of volatility and lag effect for deposit pricing have been evident in the continuing decrease in deposit costs as the Federal Reserve pursued policies beginning in 2007 first to aggressively lower short-term interest rates and subsequently to maintain the very low level of interest rates. Furthermore, competitive pricing pressure for interest-bearing deposits was quite intense for certain periods two to three years earlier, as many financial institutions experienced increased liquidity concerns in the deteriorating economic conditions. However, as market rates remained low for an extended period, competitors' liquidity strains were generally mitigated and certificates of deposit issued at those times reached maturity, we experienced significantly declining deposit costs during 2009, 2010 and

2011. Further, changes in our deposit mix, reflecting growth in lower cost transaction and savings accounts as a result of our branch network continuing to mature and the successful execution of targeted marketing strategies, also meaningfully contributed to the decrease in funding costs.

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

The average balance for other borrowings, consisting of customer retail repurchase agreements and senior bank notes, was $154 million for the year ended December 31, 2011, a decrease of $22 million compared to the prior year, while the related interest expense for other borrowings decreased by $183,000 to $2.3 million for the year ended December 31, 2011, from $2.4 million one year earlier. All of the decrease in average balance and interest expense was related to the retail repurchase agreements, as there was no change in the senior bank notes during the year ended December 31, 2011. As a result, the average rate paid on other borrowings increased eight basis points to 1.47% for the year ended December 31, 2011, compared to 1.39% one year earlier.

Junior subordinated debentures had an average balance (excluding the effect of fair value adjustments) of $124 million for both the years ended December 31, 2011 and 2010. The average rate decreased slightly to 3.39% for 2011 compared to 3.42% for 2010. With one exception, these junior subordinated debentures were adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index. The slightly lower average cost of the junior subordinated debentures in 2011 reflects the relatively minor difference in the average three-month Libor rate for the two-year period.

Provision and Allowance for Loan Losses. During the year ended December 31, 2011, the provision for loan losses was $35.0 million, compared to $70.0 million for the year ended December 31, 2010. While our provision for loan losses was substantially less in the year ended December 31, 2011 than in 2010, it remained elevated in relation to historical loss rates prior to the economic downturn in response to still high levels of delinquencies, non-performing assets and net charge-offs as well as declining property values during the year. However, all of our asset quality indicators improved significantly throughout 2011, allowing us to decrease the level of provisioning as the year progressed and compared to the prior year. Although the provision for loan losses for the year ended December 31, 2011 continued to largely reflect material levels of delinquencies and net charge-offs for construction, land and land development loans, our exposure to these types of loans was further reduced during 2011 as problem asset resolutions occurred. The provision and allowance for loan losses also continued to reflect our concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures might further disrupt certain housing markets and adversely affect home prices and the demand for building lots. Aside from housing-related construction and development loans, non-performing loans often reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity and declining commercial real estate values significantly contributed to defaults in other non-housing-related segments of the portfolio.

We recorded net charge-offs of $49 million for the year ended December 31, 2011, compared to $68 million for the prior year, and non-performing loans decreased by $76 million during the year to $75 million at December 31, 2011, compared to $151 million at December, 31, 2010. A comparison of the allowance for loan losses at December 31, 2011 and 2010 reflected a decrease of $14 million, or 15%, to $83 million at December 31, 2011, from $97 million at December 31, 2010. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 2.52% at December 31, 2011, compared to 2.86% at December 31, 2010. However, as a result of the reduction in problem loans, the allowance as a percentage of non-performing loans increased to 110% at December 31, 2011, compared to 64% a year earlier.

Other Operating Income. Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, increased $4.9 million to $34.0 million for the year ended December 31, 2011, compared to $29.1 million for the year ended December 31, 2010. This increase was primarily due to a $3.0 million recovery of a security that had been written off as an OTTI charge in the prior year, which was partially offset by a $2.4 million unfavorable variance in net fair value adjustments compared to the prior year. Excluding fair value and OTTI adjustments, other operating income from core operations remained essentially unchanged at $31.6 million for the years ended December 31, 2011 and 2010, as increased deposit fees and other service charges were offset by decreased revenues from mortgage banking activity. Primarily as a result of growth in our customer base, income from deposit fees and other service charges increased by $953,000, or approximately 4%, to $23.0 million for the year ended December 31, 2011, compared to $22.0 million for the prior year. While our mortgage banking activity increased in the second half of 2011, gain on sale of loans decreased by $1.2 million to $5.2 million for the full year ended December 31, 2011, compared to $6.4 million in the prior year. Loan sales for the year ended December 31, 2011 totaled $282 million, compared to $351 million for the year ended December 31, 2010. Loan servicing fee income increased $127,000 compared to the prior year, reflecting an increase in the balance of loans serviced for others. Miscellaneous revenues also increased modestly, largely as a result of increased fees associated with interest rate swaps which were partially offset by lower returns on bank-owned life insurance.

For the year ended December 31, 2011, we recorded a net charge of $624,000 for changes in the valuation of financial instruments carried at fair value, compared to a net gain of $1.7 million for the year ended December 31, 2010. The adjustments in 2011 primarily reflect changes in the valuation of the junior subordinated debentures we have issued, which resulted in $1.6 million in charges that were partially offset by net gains in the values of certain investment securities. The net fair value gain in 2010 was largely a result of the impact of lower market interest rates on the valuation of certain fixed-rate securities. Additionally, in 2011, we had a $3.0 million recovery as a result of the full cash repayment of a trust preferred security issued by a commercial bank that had been written off in 2010. For the year ended December 31, 2010, we had total OTTI charges of $4.2 million, while in 2011 we did not experience any OTTI charges.

Other Operating Expenses. Other operating expenses for the year ended December 31, 2011 totaled $158.1 million compared to $160.8 million in 2010, a decrease of $2.7 million, or 2%, compared to the prior year, largely as a result of decreased costs related to REO and FDIC deposit insurance which were partially offset by increased compensation expenses. While lower in 2011 than in 2010, both years' expenses reflect significant charges related to REO operations, including holding costs, losses on sales and valuation adjustments on foreclosed properties. Total REO expenses were $22.3 million, including $16.4 million of losses and valuation adjustments, for the year ended December 31, 2011, compared to $26.0 million, including $17.0 million of losses and valuation adjustments, for the year ended December 31, 2010. Importantly, however, our total REO was reduced by nearly $58 million during 2011 to $43 million at December 31, 2011, compared to $101 million a year earlier. The cost of FDIC insurance decreased by $2.6 million in 2011, compared to the prior year, largely because of changes in the assessment formula mandated in the Dodd-Frank Act. Compensation increased $5.0 million to $72.5 million for the year ended December 31, 2011 from $67.5 million for the year ended December 31, 2010, primarily reflecting changes in salary levels and benefit costs. The increase in compensation costs was partially offset by an $800,000 increase in the amount of the credit for capitalized loan origination costs as a result of increased new loan originations and a $671,000 reduction in occupancy and equipment expenses as a result of lower equipment and software depreciation and charges. Payment and card processing expenses increased by $807,000, primarily reflecting the increased number of transaction accounts and increased customer usage of debit and credit cards. All other expenses were only modestly changed from the prior year.

Income Taxes. Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively. However, because of the full valuation allowance for our net deferred tax asset, there was no net provision for income taxes for the year ended December 31, 2011, although our pre-tax net income was $5.5 million. For the year ended December 31, 2010, as a result of establishing the deferred tax valuation allowance, we recorded a net provision for income taxes of $18.0 million despite having a pre-tax loss of $43.9 million, which resulted in an effective tax rate of negative 41.0%.

During 2010, we determined that it was prudent to provide a full valuation allowance against our net deferred tax asset. Reasons for the determination included the negative evidence of three years of cumulative losses, the modest pace of economic recovery, and the continued difficulty in segments of the loan portfolio that put a near-term return to profitability in question. A valuation allowance was established during 2010 against the entire net deferred tax asset, reducing the balance, net of the allowance, to zero. The valuation allowance was subsequently adjusted going forward for any changes in the net deferred tax asset, and the balance of our deferred tax asset, net of the allowance, continued to remain at zero on our balance sheet throughout 2011. For more information on deferred taxes, see Note 13 of the Notes to the Consolidated Financial Statements.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2012, our loans with interest rate floors totaled approximately $1.5 billion and had a weighted average floor rate of 5.08%.  An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates.  Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced.  By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid.  Further, non-interest-bearing deposits provide a meaningful portion of our funding.  As a result, a prolonged period of very low interest rates will likely result in compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth as of December 31, 2012 and 2011, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Table 23: Interest Rate Risk Indicators

	December 31, 2012
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Economic Value of Equity
+400	$(608)	(0.4)%	$(163,443)	(26.9)%
+300	(485)	(0.3)	(118,067)	(19.4)
+200	(348)	(0.2)	(76,879)	(12.7)
+100	(888)	(0.5)	(36,029)	(5.9)
0	—	—	—	—
-25	(27)	—	3,193	0.5
	December 31, 2011
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Economic Value of Equity
+400	$(227)	(0.1)%	$(153,297)	(25.0)%
+300	537	0.3	(106,609)	(17.4)
+200	1,150	0.7	(64,836)	(10.6)
+100	1,218	0.7	(23,991)	(3.9)
0	—	—	—	—
-25	(207)	(0.1)	1,400	0.2

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

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

Table 24, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2012 and 2011.  The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2012, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $470.5 million, representing a one-year cumulative gap to total assets ratio of 11.03%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of December 31, 2012 and 2011 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

The following tables provide a GAP analysis as of December 31, 2012 and 2011 (dollars in thousands):

Table 24:  Interest Sensitivity Gap

	December 31, 2012
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$165,905	$10,984	$21,430	$4,933	$2,102	$39	$205,393
Fixed-rate mortgage loans	151,588	94,294	241,811	135,813	155,118	60,460	839,084
Adjustable-rate mortgage loans	424,937	136,720	321,554	259,410	12,622	—	1,155,243
Fixed-rate mortgage-backed securities	33,360	29,831	98,904	68,115	28,972	25,776	284,958
Adjustable-rate mortgage-backed securities	1,574	3,376	—	—	—	—	4,950
Fixed-rate commercial/agricultural loans	48,658	34,237	79,089	35,713	7,732	126	205,555
Adjustable-rate commercial/agricultural loans	508,340	12,270	37,324	15,905	24	—	573,863
Consumer and other loans	170,879	14,357	35,701	21,450	19,110	1,181	262,678
Investment securities and interest-earning deposits	240,794	33,840	63,488	31,626	62,954	63,681	496,383
Total rate sensitive assets	1,746,035	369,909	899,301	572,965	288,634	151,263	4,028,107
Interest-bearing liabilities: (2)
Regular savings and interest-bearing checking accounts	187,258	167,884	391,730	391,730	—	—	1,138,602
Money market deposit accounts	204,499	122,699	81,800	—	—	—	408,998
Certificates of deposit	453,519	299,246	216,651	56,352	3,490	34	1,029,292
FHLB advances	10,000	—	—	—	—	—	10,000
Trust preferred securities	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	76,634	—	—	—	—	—	76,634
Total rate sensitive liabilities	1,055,626	589,829	690,181	448,082	3,490	34	2,787,242
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$690,409	$(219,920)	$209,120	$124,883	$285,144	$151,229	$1,240,865
Cumulative excess (deficiency) of interest-sensitive assets	$690,409	$470,489	$679,609	$804,492	$1,089,636	$1,240,865	$1,240,865
Cumulative ratio of interest-earning assets to interest-bearing liabilities	165.40%	128.59%	129.10%	128.90%	139.09%	144.52%	144.52%
Interest sensitivity gap to total assets	16.19%	(5.16)%	4.90%	2.93%	6.68%	3.55%	29.09%
Ratio of cumulative gap to total assets	16.19%	11.03%	15.93%	18.86%	25.54%	29.09%	29.09%

(footnotes follow)

Table 24:  Interest Sensitivity Gap (continued)

	December 31, 2011
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$167,009	$9,624	$21,206	$2,728	$1,161	$41	$201,769
Fixed-rate mortgage loans	158,622	95,103	309,196	158,238	172,391	67,471	961,021
Adjustable-rate mortgage loans	398,999	140,517	394,604	183,712	(1,232)	—	1,116,600
Fixed-rate mortgage-backed securities	19,084	15,570	41,066	22,042	14,736	1,803	114,301
Adjustable-rate mortgage-backed securities	1,409	573	4,808	—	—	—	6,790
Fixed-rate commercial/agricultural loans	82,787	33,377	78,773	19,826	231	—	214,994
Adjustable-rate commercial/agricultural loans	483,640	18,628	36,131	14,960	739	—	554,098
Consumer and other loans	161,976	13,388	39,505	18,441	19,292	1,538	254,140
Investment securities and interest-earning deposits	306,433	149,956	55,225	19,773	37,881	64,066	633,334
Total rate sensitive assets	1,779,959	476,736	980,514	439,720	245,199	134,919	4,057,047
Interest-bearing liabilities: (2)
Regular savings and interest-bearing checking accounts	172,355	151,726	354,028	354,028	—	—	1,032,137
Money market deposit accounts	207,728	124,637	83,091	—	—	—	415,456
Certificates of deposit	534,399	430,674	221,332	60,865	3,208	18	1,250,496
FHLB advances	—	—	10,000	—	—	—	10,000
Other borrowings	50,000	—	—	—	—	(3)	49,997
Trust preferred securities	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	102,131	—	—	—	—	—	102,131
Total rate sensitive liabilities	1,190,329	707,037	668,451	414,893	3,208	15	2,983,933
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$589,630	$(230,301)	$312,063	$24,827	$241,991	$134,904	$1,073,114
Cumulative excess (deficiency) of interest-sensitive assets	$589,630	$359,329	$671,392	$696,219	$938,210	$1,073,114	$1,073,114
Cumulative ratio of interest-earning assets to interest-bearing liabilities	149.54%	118.94%	126.17%	123.36%	131.44%	135.96%	135.96%
Interest sensitivity gap to total assets	13.85%	(5.41)%	7.33%	0.58%	5.68%	3.17%	25.21%
Ratio of cumulative gap to total assets	13.85%	8.44%	15.77%	16.35%	22.04%	25.21%	25.21%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(394.8) million, or (9.3%) of total assets at December 31, 2012, and $(431.8) million, or (10.1%), at December 31, 2011.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 19, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans and, to a lesser extent, the purchase of securities.  During the years ended December 31, 2012, 2011 and 2010, we purchased loans of $5 million, $5 million and $341,000, respectively, while loan originations, net of repayments, totaled $460 million, $270 million and $114 million, respectively.  This activity was funded primarily by sales of loans.  During the years ended December 31, 2012, 2011 and 2010, we sold $505 million, $282 million, and $351 million, respectively, of loans.  During the year ended December 31, 2012, deposits increased by $82 million, despite a $221 million decline in certificates of deposit, while during the years ended December 31, 2011 and 2010, deposits decreased by $116 million and $274 million, respectively. The increase in deposits in 2012 was the result of our increased marketing focus on retail deposits and our success in growing the number and dollar volume of core deposit accounts.  The decrease in deposits in the two previous years and in certificates of deposit in 2012 was driven by our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off.  Additionally, during 2012 we further reduced brokered deposits by $33 million to just $16 million at December 31, 2012.  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  FHLB advances (excluding fair value adjustments) decreased $229,000, $33 million, and $146 million, respectively, for the years ended December 31, 2012, 2011 and 2010.  Other borrowings at December 31, 2012 decreased $75 million to $77 million following a decrease of $24 million in 2011 and a decrease of $1 million in 2010.  The decrease in other borrowings in the year ended December 31, 2012 was due to the $50 million repayment of the senior bank notes issued under the TLGP and a decrease of $25 million of retail repurchase agreements.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2012, 2011 and 2010, we used our sources of funds primarily to fund loan commitments, purchase securities, add to our short-term liquidity position and pay maturing savings certificates and deposit withdrawals.  At December 31, 2012, we had outstanding loan commitments totaling $1.014 billion, including undisbursed loans in process and unused credit lines totaling $925 million.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Board borrowings.  We maintain credit facilities with the FHLB-Seattle, which at December 31, 2012 provide for advances that in the aggregate may equal the lesser of  35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $889 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $26 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $10 million, or less than 1% of our assets at December 31, 2012.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank can borrow from 57% up to 91% of eligible loans, depending on collateral type and risk rating.  We currently estimate the Federal Reserve’s BIC program would provide additional borrowing capacity of $595 million.  We had no funds borrowed from the Federal Reserve Bank at December 31, 2012 or 2011.

At December 31, 2012, certificates of deposit amounted to $1.029 billion, or 29% of our total deposits, including $760 million which were scheduled to mature within one year.  Certificates of deposit declined from 36% of our total deposits at December 31, 2011, and 43% of total deposits at December 31, 2010, reflecting our efforts to shift the portfolio mix into lower cost core deposits.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature, although in 2012 and 2011 we intentionally encouraged certificates of deposit to decline.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

In addition to the trust preferred securities we issued, our capital base is primarily comprised of common stock and paid in capital, which were reduced by an accumulated deficit largely as a result of goodwill impairment charges recorded in 2008 and net losses in 2009 and 2010.  During 2008, we received $124 million when we issued our Series A Preferred Stock and a related warrant to the Treasury through its Capital Purchase Program.  The Series A Preferred Stock was repaid during 2012 and the warrant to purchase up to $18.6 million in Banner Corporation common stock remains outstanding at December 31, 2012.  During 2010, the Company completed a secondary offering of its common stock, resulting in net proceeds of $162 million.  (For additional information see Notes 2 and 17 of the Notes to the Consolidated Financial Statements.)  In addition, during the years ended December 31, 2012, 2011 and 2010, we issued shares of common stock through our DRIP, which resulted in net proceeds of $36 million, $22 million and $16 million, respectively.  Banner Corporation has allocated a significant portion of these net proceeds to strengthen Banner Bank’s regulatory capital ratios; however, at December 31, 2012, Banner Corporation had retained $37 million in cash to be used for general corporate purposes.

Capital Requirements

Banner Corporation is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve.  Banner Bank and Islanders Bank, as state-chartered, federally insured commercial banks, are subject to the capital requirements established by the FDIC.  The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At December 31, 2012, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding Banner Corporation’s and Banner Bank’s regulatory  capital requirements.)

The following table shows the regulatory capital ratios of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2012, and minimum regulatory requirements for the Banks to be categorized as “well-capitalized.”

Table 25:  Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank	Islanders Bank	“Well-Capitalized” Minimum Ratio (1)
Total capital to risk-weighted assets	16.96%	16.38%	17.53%	10.00%
Tier 1 capital to risk-weighted assets	15.70	15.12	16.28	6.00
Tier 1 leverage capital to average assets	12.74	12.29	13.02	5.00

(1)	A bank holding company such as Banner Corporation does not have a “Well-capitalized” measurement. “Well-capitalized” only applies to the Banks.

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

The following table shows the obligations of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2012 by maturity (in thousands):

Table 26: Contractual Obligations

	Due In One Year Or Less	Due In One to Three Years	Due In Three To Five Years	Due In More Than Five Years	Total
Advances from Federal Home Loan Bank	$10,000	$—	$—	$210	$10,210
Junior subordinated debentures	—	—	—	123,716	123,716
Retail repurchase agreements	76,633	—	—	—	76,633
Operating lease obligations	6,827	9,892	5,195	9,400	31,314
Purchase obligation	5,304	8,551	2,070	—	15,925
Total	$98,764	$18,443	$7,265	$133,326	$257,798

At December 31, 2012, we had commitments to extend credit of $1.014 billion.  In addition, we have contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.  For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 27: “Financial Instruments with Off-Balance-Sheet Risk.”

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

See pages 71-76 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – Financial Statements and Supplementary Data

For financial statements, see index on page 82.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended December 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2012.

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

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics for our officers (including its senior financial officers), directors, and employees.  The Code of Business Conduct and Ethics requires our officers, directors, and employees to maintain the highest standards of professional conduct.  A copy of the Code of Business Conduct and Ethics was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 and is available without charge, upon request to Investor Relations, Banner Corporation, P.O. Box 907, Walla Walla, WA 99362.

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

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section captioned “Proposal 5 – Approval of an amendment to the Banner Corporation 2012 Restricted Stock Plan” in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

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
See Index to Consolidated Financial Statements on page 82.
	(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.

	(3)	Exhibits
See Index of Exhibits on page 152.
(b)		Exhibits
See Index of Exhibits on page 152.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: March 14, 2013	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Lloyd W. Baker
Mark J. Grescovich	Lloyd W. Baker
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: March 14, 2013	Date: March 14, 2013

/s/ Robert J. Lane	/s/ Robert D. Adams
Robert J. Lane	Robert D. Adams
Director	Director
Date: March 14, 2013	Date: March 14, 2013

/s/ Edward L. Epstein	/s/ Jesse G. Foster
Edward L. Epstein	Jesse G. Foster
Director	Director
Date: March 14, 2013	Date: March 14, 2013

/s/ Gary Sirmon	/s/ D. Michael Jones
Gary Sirmon	D. Michael Jones
Chairman of the Board	Former President and Chief Executive Officer; Director
Date: March 14, 2013	Date: March 14, 2013

/s/ Brent A. Orrico	/s/ Gordon E. Budke
Brent A. Orrico	Gordon E. Budke
Director	Director
Date: March 14, 2013	Date: March 14, 2013

/s/ Michael M. Smith	/s/ David A. Klaue
Michael M. Smith	David A. Klaue
Director	Director
Date: March 14, 2013	Date: March 14, 2013

/s/ Constance H. Kravas	/s/ John R. Layman
Constance H. Kravas	John R. Layman
Director	Director
Date: March 14, 2013	Date: March 14, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

March 14, 2013

Report of Management

To the Shareholders:

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

March 14, 2013

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

Management with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of Banner Corporation’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on its assessment, Management concluded that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2012 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8.  The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries, (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banner Corporation and subsidiaries, as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with generally accepted accounting principles.  Also in our opinion, Banner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

/s/Moss Adams LLP

Moss Adams LLP
Portland, Oregon
March 14, 2013

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2012 and 2011

ASSETS	2012	2011
Cash and due from banks	$181,298	$132,436
Securities—trading, amortized cost $90,339 and $112,663, respectively	71,232	80,727
Securities—available-for-sale, amortized cost $469,650 and $462,579, respectively	472,920	465,795
Securities—held-to-maturity, fair value $92,458 and $80,107, respectively	86,452	75,438
Federal Home Loan Bank stock	36,705	37,371
Loans receivable:
Held for sale	11,920	3,007
Held for portfolio	3,223,794	3,293,331
Allowance for loan losses	(77,491)	(82,912)
	3,158,223	3,213,426
Accrued interest receivable	13,930	15,570
Real estate owned, held for sale, net	15,778	42,965
Property and equipment, net	89,117	91,435
Intangible assets, net	4,230	6,331
Bank-owned life insurance (BOLI)	59,891	58,563
Deferred tax assets, net	35,007	—
Other assets	40,781	37,255
	$4,265,564	$4,257,312
LIABILITIES
Deposits:
Non-interest-bearing	$981,240	$777,563
Interest-bearing transactions and savings accounts	1,547,271	1,447,594
Interest-bearing certificates	1,029,293	1,250,497
	3,557,804	3,475,654
Advances from FHLB at fair value	10,304	10,533
Other borrowings	76,633	152,128
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	73,063	49,988
Accrued expenses and other liabilities	26,389	23,253
Deferred compensation	14,452	13,306
	3,758,645	3,724,862
COMMITMENTS AND CONTINGENCIES (Notes 19 and 27)
STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized; Series A – liquidation preference $1,000 per share, no shares outstanding at December 31, 2012 and 124,000 outstanding at December 31, 2011	—	120,702
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 19,454,965 shares issued: 19,420,625 shares and 17,519,132 shares outstanding at December 31, 2012 and 2011, respectively	567,907	531,149
Accumulated deficit	(61,102)	(119,465)
Accumulated other comprehensive income	2,101	2,051
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
34,340 restricted shares outstanding at December 31, 2012 and 2011	(1,987)	(1,987)
Carrying value of shares held in trust for stock related compensation plans	(7,242)	(7,715)
Liability for common stock issued to deferred, stock related, compensation plans	7,242	7,715
	506,919	532,450
	$4,265,564	$4,257,312

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
INTEREST INCOME:
Loans receivable	$174,322	$184,357	$205,784
Mortgage-backed securities	4,176	3,455	4,045
Securities and cash equivalents	8,664	9,751	8,253
	187,162	197,563	218,082
INTEREST EXPENSE:
Deposits	15,107	26,164	52,320
FHLB advances	254	370	1,318
Other borrowings	758	2,265	2,448
Junior subordinated debentures	3,395	4,193	4,226
	19,514	32,992	60,312
Net interest income before provision for loan losses	167,648	164,571	157,770
PROVISION FOR LOAN LOSSES	13,000	35,000	70,000
Net interest income	154,648	129,571	87,770
OTHER OPERATING INCOME:
Deposit fees and other service charges	25,266	22,962	22,009
Mortgage banking operations	12,940	5,068	6,370
Loan servicing fees, net of amortization and impairment	872	1,078	951
Miscellaneous	4,697	2,506	2,302
	43,775	31,614	31,632
Gain on sale of securities	51	—	—
Other-than-temporary impairment recovery (loss)	(409)	3,000	(4,231)
Net change in valuation of financial instruments carried at fair value	(16,515)	(624)	1,747
Total other operating income	26,902	33,990	29,148
OTHER OPERATING EXPENSES:
Salary and employee benefits	78,696	72,499	67,490
Less capitalized loan origination costs	(10,404)	(8,001)	(7,199)
Occupancy and equipment	21,812	21,561	22,232
Information/computer data services	6,904	6,023	6,132
Payment and card processing expenses	8,604	7,874	7,067
Professional services	4,411	6,017	6,401
Advertising and marketing	7,215	7,281	7,457
Deposit Insurance	3,685	6,024	8,622
State/municipal business and use taxes	2,289	2,153	2,259
REO operations	3,354	22,262	26,025
Amortization of core deposit intangibles	2,092	2,276	2,459
Miscellaneous	12,795	12,135	11,856
Total other operating expenses	141,453	158,104	160,801
Income (loss) before provision for (benefit from) income taxes	40,097	5,457	(43,883)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(24,785)	—	18,013
NET INCOME (LOSS)	64,882	5,457	(61,896)
PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	4,938	6,200	6,200
Preferred stock discount accretion	3,298	1,701	1,593
Gain on repurchase of preferred stock	(2,471)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$59,117	$(2,444)	$(69,689)
Earnings (loss) per common share
Basic	$3.17	$(0.15)	$(7.21)
Diluted	$3.16	$(0.15)	$(7.21)
Cumulative dividends declared per common share	$0.04	$0.10	$0.28

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
NET INCOME (LOSS)	$64,882	$5,457	$(61,896)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain on AFS securities arising during the period	28	2,638	56
Income tax expense related to AFS unrealized holding gains	(10)	(950)	(20)
Reclassification for net (gains) losses on AFS securities realized in earnings	38	(5)	36
Income tax benefit (expense) related to AFS realized gains (losses)	(14)	2	(13)
Amortization of unrealized gain on tax exempt securities transferred from available-for-sale to held-to-maturity	8	16	42
Other comprehensive income	50	1,701	101
COMPREHENSIVE INCOME (LOSS)	$64,932	$7,158	$(61,795)

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
For the Years Ended December 31, 2012, 2011 and 2010

	Preferred Stock	Common Stock and Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2012	$120,702	$531,149	$(119,465)	$2,051	$(1,987)	$—	$532,450
Net income (loss)			64,882				64,882
Change in valuation of securities—available-for-sale, net of income tax				42			42
Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax				8			8
Accretion of preferred stock discount	3,298		(3,298)				—
Repurchase of preferred stock	(124,000)						(124,000)
Gain on repurchase of preferred stock			2,471				2,471
Accrual of dividends on preferred stock			(4,938)				(4,938)
Accrual of dividends on common stock ($.04/share-cumulative)			(754)				(754)
Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		36,317					36,317
Amortization of compensation related to restricted stock grant		434					434
Amortization of compensation related to stock options		7					7
BALANCE, December 31, 2012	$—	$567,907	$(61,102)	$2,101	$(1,987)	$—	$506,919

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
For the Years Ended December 31, 2012, 2011 and 2010

	Preferred Stock	Common Stock and Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2011	$119,000	$509,457	$(115,348)	$350	$(1,987)	$—	$511,472
Net income (loss)			5,457				5,457
Change in valuation of securities-available-for-sale, net of income tax				1,685			1,685
Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax				16			16
Accretion of preferred stock discount	1,701		(1,701)				—
Accrual of dividends on preferred stock			(6,200)				(6,200)
Accrual of dividends on common stock ($.10/share cumulative)			(1,673)				(1,673)
Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		21,556					21,556
Amortization of compensation related to restricted stock grant		111					111
Amortization of compensation related to stock options		25					25
Other	1						1
BALANCE, December 31, 2011	$120,702	$531,149	$(119,465)	$2,051	$(1,987)	$—	$532,450

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
For the Years Ended December 31, 2012, 2011 and 2010

	Preferred Stock	Common Stock and Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2010	$117,407	$331,538	$(42,077)	$249	$(1,987)	$(2)	$405,128
Net income (loss)			(61,896)				(61,896)
Change in valuation of securities—available-for-sale, net of income tax				59			59
Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax				42			42
Accretion of preferred stock discount	1,593		(1,593)				—
Accrual of dividends on preferred stock			(6,200)				(6,200)
Accrual of dividends on common stock ($.28/share cumulative)			(3,582)				(3,582)
Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		16,201					16,201
Proceeds from issuance of common stock, net of offering costs		161,637					161,637
Amortization of compensation related to MRP						2	2
Amortization of compensation related to restricted stock grant		28					28
Amortization of compensation related to stock options		53					53
BALANCE, December 31, 2010	$119,000	$509,457	$(115,348)	$350	$(1,987)	$—	$511,472

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(continued) (in thousands)
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
COMMON STOCK—SHARES ISSUED
Common stock, shares issued, beginning of period	17,553	16,165	3,077
Issuance of unvested restricted common stock or exercise of stock options	87	16	17
Issuance of common stock for stockholder reinvestment program	1,815	1,372	837
Issuance of common stock through public offering	—	—	12,234
Net number of shares issued during the period	1,902	1,388	13,088
COMMON SHARES ISSUED, END OF PERIOD	19,455	17,553	16,165
UNEARNED, RESTRICTED ESOP SHARES	(34)	(34)	(34)
NET COMMON STOCK—SHARES OUTSTANDING	19,421	17,519	16,131

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$64,882	$5,457	$(61,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,788	8,593	9,208
Deferred income and expense, net of amortization	2,864	1,645	103
Amortization of core deposit intangibles	2,092	2,276	2,459
Other-than-temporary impairment losses (recovery)	409	(3,000)	4,231
Net change in valuation of financial instruments carried at fair value	16,515	624	(1,747)
Purchases of securities—trading	(5,408)	—	(3,266)
Proceeds from sales of securities—trading	5,073	—	—
Principal repayments and maturities of securities—trading	15,880	15,409	55,427
Deferred taxes	(35,007)	—	14,988
Increase in current taxes payable	1,089	—	—
Equity-based compensation	440	136	83
Increase in cash surrender value of bank-owned life insurance	(2,554)	(1,910)	(2,057)
Gain on sale of loans, net of capitalized servicing rights	(10,154)	(3,226)	(4,634)
(Gain) Loss on disposal of real estate held for sale and property and equipment	(4,614)	1,465	1,917
Provision for losses on loans and real estate held for sale	18,178	50,064	85,096
Origination of loans held for sale	(503,492)	(278,733)	(349,975)
Proceeds from sales of loans held for sale	504,734	282,444	350,980
Net change in:
Other assets	(869)	17,965	15,622
Other liabilities	3,569	2,104	(2,020)
Net cash provided from operating activities	81,415	101,313	114,519
INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(413,482)	(622,192)	(238,499)
Principal repayments and maturities of available-for-sale securities	389,414	328,037	131,900
Proceeds from sales of securities available-for-sale	13,282	28,179	1,965
Purchases of securities held-to-maturity	(23,007)	(12,480)	(8,727)
Principal repayments and maturities of securities held-to-maturity	11,806	12,074	8,416
Principal repayments of loans, net of originations	55,763	9,125	235,847
Purchases of loans and participating interest in loans	(18,410)	(5,092)	(341)
Purchases of property and equipment, net of sales	(5,613)	(3,587)	(2,167)
Proceeds from sale of real estate held for sale, net	40,834	94,957	47,809
Other	1,892	(234)	(149)
Net cash provided from (used by) investing activities	52,479	(171,213)	176,054
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	82,150	(115,544)	(274,352)
Repayment of FHLB advances	(6)	(32,806)	(145,506)
Decrease in other borrowings, net	(75,495)	(23,695)	(1,039)
Cash dividends paid	(6,470)	(8,827)	(8,867)
Cash proceeds from issuance of stock for stockholder reinvestment plan	36,317	21,556	16,201
Cash proceeds from issuance of stock in secondary offering, net of costs	—	—	161,637
Redemption of preferred stock	(121,528)	—	—
Net cash used by financing activities	(85,032)	(159,316)	(251,926)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	48,862	(229,216)	38,647
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	132,436	361,652	323,005
CASH AND DUE FROM BANKS, END OF YEAR	$181,298	$132,436	$361,652

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)
(continued from prior page)

	2012	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$20,712	$35,114	$64,112
Taxes paid (received) in cash	9,631	(13,048)	(592)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income transferred to real estate owned and other repossessed assets	14,070	53,518	87,967

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of two wholly-owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2012, its 85 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (DFI) and the Federal Deposit Insurance Corporation (the FDIC).

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank (FHLB) advances, other borrowings and junior subordinated debentures.  Net income also is affected by the level of the Company’s other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as non-interest operating expenses, provisions for loan losses and income tax provisions.  In addition, net income is affected by the net change in the value of certain financial instruments carried at fair value.  During the three-year period ended December 31, 2012, the Company’s net income was significantly impacted by high levels of provisions for loan losses, expenses related to real estate owned, net changes in the value of financial instruments carried at fair value, and the provision for, and benefit from, income taxes as a result of establishing and eliminated a valuation allowance for its net deferred tax assets.

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions, profits and balances have been eliminated.

Subsequent events: The Company has evaluated events and transactions subsequent to December 31, 2012 for potential recognition or disclosure.

Use of Estimates:  In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with U.S. Generally Accepted Accounting Principles (GAAP).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in this Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

Securities: Securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity.  Securities classified as available-for-sale are available for future liquidity requirements and may be sold prior to maturity.  Securities classified as trading are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity and, if appropriate, any other-than-temporary impairment losses.  Securities classified as available-for-sale are recorded at fair value.  Unrealized gains and losses on securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income, a component of stockholders’ equity, until realized.  Securities classified as trading are also recorded at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.  (See Note 22 for a more complete discussion of accounting for the fair value of financial instruments.)  Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are recognized in earnings as realized losses.  Realized gains and losses on sale are computed on the specific identification method and are included in earnings on the trade date sold.

We review investment securities on an ongoing basis for the presence of OTTI or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.

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

Investment in FHLB Stock: At December 31, 2012, the Company had recorded $36.7 million in FHLB stock, compared to $37.4 million at December 31, 2011. The Banks' investments in FHLB stock are generally viewed as a long-term investment and are carried at par value ($100 per share), which reasonably approximates its fair value. It does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances. For the years ended December 31, 2012, 2011 and 2010, the Banks did not receive any dividend income on FHLB stock.

Management periodically evaluates FHLB stock for impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

The Seattle FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. The FHLB of Seattle announced September 7, 2012 that the FHFA now considers the FHLB of Seattle to be adequately capitalized. Dividends on, or repurchases of, the FHLB of Seattle stock continue to require consent of the FHFA. The FHFA subsequently approved the repurchase of portions of FHLB of Seattle stock, and as of December 31, 2012, the FHLB had repurchased $665,900 of the Banks' stock. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of Banner's investment. Based on the above, the Company has determined there is not any impairment on the FHLB stock investment as of December 31, 2012.

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

Some of the Company’s loans are reported as troubled debt restructures (TDRs).  Loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  As a result of these concessions, loans identified as TDRs are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  TDRs are accounted for in accordance with the Banks’ impaired loan accounting policies.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon the Company’s continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends identified by Banner at the time financial statements are prepared.  Although the Company uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.  The adequacy of general and specific reserves is based on a continuing evaluation of the pertinent factors underlying the quality of the loan portfolio as well as individual review of certain large balance loans.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

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

While the Company believes the estimates and assumptions used in Banner’s determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proved incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the financial condition and results of operations of the Company.  In addition, the determination of the amount of the Banks’ allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

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

Bank-Owned Life Insurance (BOLI):  The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans.  These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment; however, there may be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the respective owners and sole or partial beneficiaries.  At December 31, 2012 and 2011, the cash surrender value of these policies was $59.9 million and $58.6 million, respectively.

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  As a result of the 2007 acquisition of F&M Bank, we became a party to approximately $23 million ($16 million as of December 31, 2012) in notional amounts of interest rate swaps.  These swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  In addition, in 2011 we began actively marketing interest rate swaps to certain loan customers in connection with longer-term floating rate loans, allowing them to effectively fix their loan interest rates.  These customer swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  As of December 31, 2012, we had $95 million in notional amounts of these customer interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps and the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the hedged loans.

Further, as a part of mortgage banking activities, we issue “rate lock” commitments to borrowers and obtain offsetting “best efforts” delivery commitments from purchasers of loans. We also use forward contracts for the sale of mortgage-backed securities and mandatory delivery commitments for the sale of loans to hedge "rate lock" commitments.  We enter into forward delivery contracts to sell residential mortgage loans to secondary market investors (i.e., Freddie Mac or Fannie Mae or others) at specific prices and dates in order to hedge the interest rate risk in their portfolios of mortgage loans held for sale and their residential mortgage loan commitments.  The commitments to originate mortgage loans held for sale and the related delivery contracts are considered derivatives.  The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate.  None of these residential mortgage loan related derivatives are designated as hedging instruments for accounting purposes.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.  The fair value of the derivative loan commitments is estimated using the present value of expected future cash flows.  Assumptions used include rate assumptions based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan.

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

Income Taxes:  The Company files a consolidated income tax return including all of its wholly-owned subsidiaries on a calendar year basis.  Income taxes are accounted for using the asset and liability method.  Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. A valuation allowance is recognized as a reduction to deferred tax assets when management determines it is more likely than not that deferred tax assets will not be available to offset future income tax liabilities.

Accounting standards for income taxes prescribe a recognition threshold and measurement process for financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on the de-recognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition.  The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate.  This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

As of December 31, 2012, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized.  The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense.  The amount of interest and penalties accrued for the years ended December 31, 2012 and 2011 is immaterial.  The Company files consolidated income tax returns in Oregon and Idaho and for federal purposes.  The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2011, 2010, 2009 and 2008.

Employee Stock Ownership Plan:  The Company loaned the Employee Stock Ownership Plan (ESOP) the funds necessary to fund the purchase of 8% of the common stock sold in the Company’s initial public offering of common stock.  The loan to the ESOP is repaid principally from the Company’s contribution to the ESOP, and the collateral for the loan is the Company’s common stock purchased by the ESOP. However, the Company has not made a contribution since 2007.  Annually, in consultation with the Company’s directors, the ESOP’s trustees determine if a contribution will be made and whether it will be used to make a payment on the loan or purchase shares in the open market.  When the contribution is used to repay debt, shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants’ accounts.  When shares are released from collateral, compensation expense is recorded equal to the average current market price of the shares, and the shares become outstanding for earnings-per-share calculations.  When the contribution is used to purchase shares in the open market, compensation expense is recorded in the amount of the contribution.  Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants’ accounts.  Dividends on unallocated shares are used to fund a portion of the Company’s contribution to the ESOP (see additional discussion in Note 15).

Share-Based Compensation:  At December 31, 2012, the Company had the following stock-based employee/director compensation plans:  three stock option plans (the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan), the 2012 Restricted Stock Plan and the Banner Corporation Long-Term Incentive Plan.  In addition, in 2011 and 2010, the Company made restricted stock grants to Mark Grescovich, President and CEO of Banner Bank and Banner Corporation, in accordance with his employment agreement.  The restricted grants value shares awarded at their fair value, which is their intrinsic value on the date of the award grant.  The expense of the award grants are accrued ratably over the vesting period from the date of each award. These plans are described more fully in Note 16.

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

The Banner Corporation Long-Term Incentive Plan (the Plan) was initiated in June 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of the Company’s common stock (the excess of the fair market value of a share of the Company’s common stock on the date of vesting over the fair market value of such share on the date granted) plus, for certain awards, dividends declared on the Company’s common stock and changes in Banner Bank’s average earnings rate.  Awards granted through the Plan are considered stock appreciation rights (SARs) and are included in deferred compensation.  The Company remeasures the fair value of a SAR each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in the SAR’s fair value and vesting.

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

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Regulatory Actions:  On March 23, 2010, Banner Bank entered into a Memorandum of Understanding (Bank MOU) with the FDIC and Washington DFI.  The Company also entered into a similar MOU with the Federal Reserve Bank of San Francisco on March 29, 2010 (FRB MOU). On March 19, 2012, the Bank MOU was terminated. On April 10, 2012, the FRB MOU was also terminated.

Income Tax Reporting and Accounting:

Amended Federal Income Tax Returns:  On October 25, 2011, the Company filed amended federal income tax returns for tax years 2005, 2006, 2008 and 2009.  The amended tax returns, which are under review by the Internal Revenue Service (IRS), would significantly affect the timing for recognition of credit losses within previously filed income tax returns and, if approved, would result in the refund of up to $13.6 million of previously paid taxes from the utilization of net operating loss carryback claims into prior tax years.  The outcome of the anticipated IRS review is inherently uncertain and since there can be no assurance of approval of some or all of the tax carryback claims, no asset has been recognized to reflect the possible results of these amendments as of December 31, 2012, because of this uncertainty.  Accordingly, the Company does not anticipate recognizing any tax benefit until the results of the IRS review have been determined.

Deferred Tax Asset Valuation Allowance:  The Company and the Banks file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.  While realization of the deferred tax asset is ultimately dependent on sustained profitability, the guidance reflected in the accounting standard is significantly influenced by consideration of recent historical operating results.  During 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset.  As a result, we recorded an $18.0 million income tax expense for the year ended December 31, 2010.  No tax benefit or expense was recognized during 2011.  During the year ended December 31, 2012, management analyzed the Company's performance and trends, focusing on trends in asset quality, loan loss provisioning, capital position, net interest margin, core operating income and net income and the likelihood of continued profitability. Based on this analysis, management determined that a full valuation allowance was no longer appropriate and reversed all of the valuation allowance during the year ended December 31, 2012. See Note 13 of the Notes to the Consolidated Financial Statements for more information.

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

Participation in the U.S. Treasury’s Capital Purchase Program:  On November 21, 2008, Banner received $124 million from the Treasury Department ("Treasury") as part of the Treasury’s Capital Purchase Program.  Banner issued $124 million of Series A Preferred Stock of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, (the Series A Preferred Stock) having a liquidation value of $1,000 per share, with a related warrant to purchase up to $18.6 million in common stock, to the U.S. Treasury.  The warrant provides the Treasury the option to purchase up to 243,998 shares (post reverse-split) of the Company's common stock at a price of $76.23 per share (post reverse-split) at any time during the next 10 years.  On March 29, 2012, the Company's $124 million of Series A Preferred Stock was sold by the Treasury as part of its efforts to manage and recover its investments under the Troubled Asset Relief Program (TARP).  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  The Treasury retained its related warrants to purchase up to $18.6 million in Banner common stock.

Redemption of senior preferred shares: Subsequent to March 29, 2012, the Company repurchased or redeemed all of its Series A Preferred Stock, realizing gains aggregating $2.5 million, which was partially offset by accelerated amortization of a portion of the initial discount recorded at the issuance of the Series A Preferred Stock. In addition, the accrual for the quarterly dividend was reduced by the retirement of the repurchased shares.

Restricted Stock Grants:  On April 24, 2012, shareholders approved the Banner Corporation 2012 Restricted Stock Plan (the Plan).  Under the Plan, the Company was authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner and its affiliates.  Shares granted under the Plan have a minimum vesting period of three years.  The Plan has a ten-year term after which no further awards may be granted.  Concurrent with the approval of the Plan was the approval of a grant of $300,000 of restricted stock (14,535 restricted shares) that vests in one-third increments over a three-year period to Mark J. Grescovich, President and Chief Executive Officer of Banner Corporation and Banner Bank.  Subsequent to that initial issuance from this new plan was the issuance of 78,500 additional shares to certain other officers of the Company.

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Accounting Standards Recently Adopted

In April 2011, FASB issued Accounting Standards Update (ASU) No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance has been applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The amendments remove the transferor’s ability criterion from the consideration of effective control for repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity.  The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 became effective for the first interim or annual period beginning on or after December 15, 2011 and did not have a significant impact on the Company's Consolidated Financial Statements.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The amendments in this Update are required to be applied retrospectively.  The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, the amendments require the consecutive presentation of the statement of net income and other comprehensive income and require the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  See also ASU No. 2011-12.  The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2011, FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  This ASU was made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The amendments in this Update are effective at the same time as the amendments in Update 2011-05 so that entities were not required to comply with the presentation requirements in Update 2011-05 until this ASU becomes effective. The adoption of this guidance has not had a material effect on the Company's Consolidated Financial Statements.

Note 4:  CASH AND SECURITIES

Cash, due from bank and cash equivalents consisted of the following at the dates indicated (in thousands):

	December 31
	2012	2011
Cash on hand and due from banks	$181,100	$132,189
Cash equivalents:
Short-term cash investments	198	247
	$181,298	$132,436

Federal regulations require depository institutions to maintain certain minimum reserve balances.  Included in cash and demand deposits were required reserves of $25.4 million and $20.4 million at December 31, 2012 and 2011, respectively.

The following table sets forth a summary of Banner’s interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	December 31
	2012	2011
Interest-bearing deposits included in cash and due from banks	$114,928	$69,758
U.S. Government and agency obligations	98,617	341,606
Municipal bonds:
Taxable	31,480	18,497
Tax exempt	103,545	88,963
Total municipal bonds	135,025	107,460
Corporate bonds	48,519	42,565
Mortgage-backed or related securities:
1-4 residential agency guaranteed	115,966	107,173
1-4 residential other	1,299	1,835
Multifamily agency guaranteed	177,940	20,919
Multifamily other	10,659	—
Total mortgage-backed securities	305,864	129,927
Asset-backed securities:	42,516	—
Equity securities (excludes FHLB stock)	63	402
Total securities	630,604	621,960
FHLB stock	36,705	37,371
	$782,237	$729,089

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at December 31, 2012 and 2011 are summarized as follows (dollars in thousands):

	December 31, 2012			December 31, 2011
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,380	$1,637	2.3%	$2,401	$2,635	3.3%
Municipal bonds:
Taxable	—	—	—	391	420	0.5
Tax exempt	5,590	5,684	8.0	5,431	5,542	6.9
Total municipal bonds	5,590	5,684	8.0	5,822	5,962	7.4
Corporate bonds	57,807	35,741	50.2	63,502	35,055	43.4
Mortgage-backed and related securities:
1-4 residential agency guaranteed	25,548	28,107	39.4	34,024	36,673	45.4
Total mortgage-backed and related securities	25,548	28,107	39.4	34,024	36,673	45.4
Equity securities	14	63	0.1	6,914	402	0.5
	$90,339	$71,232	100.0%	$112,663	$80,727	100.0%

There were eight sales of securities—trading for the year ended December 31, 2012 with proceeds of $5.1 million and related gains of $13,000. There were no sales of securities—trading for the years ended December 31, 2011, and 2010. The Company recognized $409,000 in OTTI charges on securities—trading for the year ended December 31, 2012 compared to no OTTI charges in 2011 and OTTI charges of $1.2 million for the year ended December 31, 2010.  Additionally, at December 31, 2012 and 2011, there were no securities—trading in a nonaccrual status.  Net unrealized holding gains of $6.3 million were recognized in 2012 compared to $754,000 and $497,000 of net unrealized holding gains on securities—trading for the years ended December 31, 2011 and 2010, respectively.

The amortized cost and estimated fair value of securities—trading at December 31, 2012 and 2011, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$1,000	$1,009
Due after one year through five years	1,679	1,767	1,545	1,626
Due after five years through ten years	3,743	3,750	4,087	4,123
Due after ten years through twenty years	7,626	6,492	6,544	6,184
Due after twenty years	51,729	31,053	58,549	30,710
	64,777	43,062	71,725	43,652
Mortgage-backed securities	25,548	28,107	34,024	36,673
Equity securities	14	63	6,914	402
	$90,339	$71,232	$112,663	$80,727

Securities—Available-for-Sale:  The amortized cost, gross unrealized losses and gains and estimated fair value of securities— available-for-sale at December 31, 2012 and 2011 are summarized as follows (dollars in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$96,666	$367	$(53)	$96,980	20.5%
Municipal bonds:
Taxable	20,987	233	(67)	21,153	4.5
Tax exempt	23,575	221	(11)	23,785	5.0
Total municipal bonds	44,562	454	(78)	44,938	9.5
Corporate bonds	10,701	37	(9)	10,729	2.3
Mortgage-backed or related securities:
1-4 residential agency guaranteed	87,392	1,051	(584)	87,859	18.6
1-4 residential other	1,223	76	—	1,299	0.3
Multifamily agency guaranteed	176,026	2,140	(226)	177,940	37.6
Multifamily other	10,700	4	(45)	10,659	2.2
Total mortgage-backed or related securities	275,341	3,271	(855)	277,757	58.7
Asset-backed securities:
SLMA	42,380	210	(74)	42,516	9.0
	$469,650	$4,339	$(1,069)	$472,920	100.0%
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$338,165	$862	$(56)	$338,971	72.8%
Municipal bonds:
Taxable	10,358	225	(2)	10,581	2.3
Tax exempt	16,535	210	(16)	16,729	3.6
Total municipal bonds	26,893	435	(18)	27,310	5.9
Corporate bonds	6,240	20	—	6,260	1.3
Mortgage-backed or related securities:
1-4 residential agency guaranteed	68,922	1,711	(133)	70,500	15.1
1-4 residential other	1,735	100	—	1,835	0.4
Multifamily agency guaranteed	20,624	310	(15)	20,919	4.5
Total mortgage-backed or related securities	91,281	2,121	(148)	93,254	20.0
Asset-backed securities:
SLMA	—	—	—	—	—
	$462,579	$3,438	$(222)	$465,795	100.0%

At December 31, 2012 and 2011, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$22,955	$(53)	$—	$—	$22,955	$(53)
Municipal bonds:
Taxable	11,009	(67)	—	—	11,009	(67)
Tax exempt	4,619	(11)	—	—	4,619	(11)
Total municipal bonds	15,628	(78)	—	—	15,628	(78)
Corporate bonds	6,670	(9)	—	—	6,670	(9)
Mortgage-backed or related securities:
1-4 residential agency guaranteed	32,459	(503)	5,746	(81)	38,205	(584)
Multifamily agency guaranteed	32,170	(226)	—	—	32,170	(226)
Multifamily other	7,279	(45)	—	—	7,279	(45)
Total mortgage-backed or related securities	71,908	(774)	5,746	(81)	77,654	(855)
Asset-backed securities:
SLMA	19,716	(74)	—	—	19,716	(74)
	$136,877	$(988)	$5,746	$(81)	$142,623	$(1,069)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$74,326	$(56)	$—	$—	$74,326	$(56)
Municipal bonds:
Taxable	3,599	(2)	—	—	3,599	(2)
Tax exempt	4,075	(16)	—	—	4,075	(16)
Total municipal bonds	7,674	(18)	—	—	7,674	(18)
Mortgage-backed or related securities:
1-4 residential agency guaranteed	26,730	(133)	—	—	26,730	(133)
Multifamily agency guaranteed	7,158	(15)	—	—	7,158	(15)
Total mortgage-backed or related securities	33,888	(148)	—	—	33,888	(148)
	$115,888	$(222)	$—	$—	$115,888	$(222)

Proceeds from the sale of three available-for-sale securities were $13 million for the year ended December 31, 2012 and the Company recognized a gain of $38,000 on those sales.  There were four sales of securities—available-for-sale during the year ended December 31, 2011 with proceeds of $28 million and resulting losses of $5,000. There was one sale of securities—available-for-sale of $2 million with a resulting gain of $36,000 during the year ended December 31, 2010.  There were no OTTI impairment charges on securities—available-for-sale for the years ended December 31, 2012, 2011 and 2010.  At December 31, 2012, there were 52 securities— available-for-sale with unrealized losses, compared to 26 at December 31, 2011 and 24 at December 31, 2010.  Management does not believe that any individual unrealized loss as of December 31, 2012, 2011 or 2010 represented OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available-for-sale at December 31, 2012 and 2011, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$16,369	$16,393	$19,520	$19,602
Due after one year through five years	104,917	105,579	312,862	313,930
Due after five years through ten years	51,654	51,637	38,916	39,009
Due after ten years through twenty years	21,369	21,554	—	—
	194,309	195,163	371,298	372,541
Mortgage-backed securities	275,341	277,757	91,281	93,254
	$469,650	$472,920	$462,579	$465,795

Securities—Held-to-Maturity:  The amortized cost, gross gains and losses and estimated fair value of securities—held-to-maturity at December 31, 2012 and 2011 are summarized as follows (dollars in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$10,326	$436	$(157)	$10,605	11.5%
Tax exempt	74,076	5,757	(30)	79,803	86.3
Total municipal bonds	84,402	6,193	(187)	90,408	97.8
Corporate bonds	2,050	—	—	2,050	2.2
	$86,452	$6,193	$(187)	$92,458	100.0%
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$7,496	$390	$—	$7,886	9.8%
Tax exempt	66,692	4,281	—	70,973	88.6
Total municipal bonds	74,188	4,671	—	78,859	98.4
Corporate bonds	1,250	—	(2)	1,248	1.6
	$75,438	$4,671	$(2)	$80,107	100.0%

At December 31, 2012 and 2011, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$4,137	$(157)	$—	$—	$4,137	$(157)
Tax exempt	910	(30)	—	—	910	(30)
Total municipal bonds	5,047	(187)	—	—	5,047	(187)
	$5,047	$(187)	$—	$—	$5,047	$(187)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$—	$—	$498	$(2)	$498	$(2)
	$—	$—	$498	$(2)	$498	$(2)

There were no sales of securities—held-to-maturity during the years ended December 31, 2012, 2011 or 2010.  The Company recognized no OTTI charges on securities—held-to-maturity for the year ended December 31, 2012 compared to a $3 million OTTI recovery for the year ended December 31, 2011 and a $3 million charge for the year ended December 31, 2010.  As of December 31, 2012, there were no securities—held-to-maturity in a nonaccrual status. There were two held-to-maturity non-rated corporate bonds issued by a housing authority in nonaccrual status as of December 31, 2011. There were five securities—held-to-maturity with unrealized losses at December 31, 2012 compared to two at December 31, 2011 and 13 at December 31, 2010.  Management does not believe that any individual unrealized losses as of December 31, 2012 or 2011 represented OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—held-to-maturity at December 31, 2012 and 2011, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,323	$3,410	$2,707	$2,768
Due after one year through five years	13,641	14,335	14,420	15,150
Due after five years through ten years	13,295	13,452	9,726	10,254
Due after ten years through twenty years	53,031	57,868	46,741	49,936
Due after twenty years	3,162	3,393	1,844	1,999
	$86,452	$92,458	$75,438	$80,107

Pledged Securities: The following table presents, as of December 31, 2012, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$119,426	$125,433
Interest rate swap counterparties	12,149	12,480
Retail repurchase transaction accounts	107,225	109,479
Other	2,176	2,205
Total pledged securities	$240,976	$249,597

The carrying value of investment securities pledged to secure borrowings as of December 31, 2012 was $244.1 million.

Note 5:  ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS

The following table sets forth the composition of income from securities for the periods indicated (in thousands):

	Years Ended December 31
	2012	2011	2010
Mortgage-backed securities interest	$4,176	$3,455	$4,045
Taxable interest income	5,087	6,247	5,091
Tax-exempt interest income	3,577	3,504	3,162
Total income from securities	$12,840	$13,206	$12,298

Note 6:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable, including loans held for sale, at December 31, 2012 and 2011 are summarized as follows (dollars in thousands):

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner-occupied	$489,581	15.1%	$469,806	14.2%
Investment properties	583,641	18.0	621,622	18.9
Multifamily real estate	137,504	4.3	139,710	4.2
Commercial construction	30,229	0.9	42,391	1.3
Multifamily construction	22,581	0.7	19,436	0.6
One- to four-family construction	160,815	5.0	144,177	4.4
Land and land development:
Residential	77,010	2.4	97,491	3.0
Commercial	13,982	0.4	15,197	0.5
Commercial business	618,049	19.1	601,440	18.2
Agricultural business, including secured by farmland	230,031	7.1	218,171	6.6
One- to four-family real estate	581,670	18.0	642,501	19.5
Consumer:
Consumer secured by one- to four-family	170,123	5.3	181,049	5.5
Consumer—other	120,498	3.7	103,347	3.1
Total loans outstanding	3,235,714	100.0%	3,296,338	100.0%
Less allowance for loan losses	(77,491)		(82,912)
Net loans	$3,158,223		$3,213,426

Loan amounts are net of unearned, unamortized loan fees (and costs) of approximately $9.0 million at December 31, 2012 and $10.0 million at December 31, 2011.

The Company’s loans by geographic concentration at December 31, 2012 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate:
Owner-occupied	$366,422	$57,903	$61,379	$3,877	$489,581
Investment properties	450,142	85,416	42,774	5,309	583,641
Multifamily real estate	117,654	11,309	8,249	292	137,504
Commercial construction	20,839	6,107	934	2,349	30,229
Multifamily construction	12,383	10,198	—	—	22,581
One- to four-family construction	88,090	71,663	1,062	—	160,815
Land and land development:
Residential	41,680	33,478	1,852	—	77,010
Commercial	8,979	3,092	1,911	—	13,982
Commercial business	396,935	72,594	58,416	90,104	618,049
Agricultural business, including secured by farmland	108,671	51,286	70,074	—	230,031
One- to four-family real estate	360,625	195,364	23,596	2,085	581,670
Consumer:
Consumer secured by one- to four-family	114,405	42,395	12,644	679	170,123
Consumer—other	80,209	34,668	5,621	—	120,498
Total loans	$2,167,034	$675,473	$288,512	$104,695	$3,235,714
Percent of total loans	67.0%	20.9%	8.9%	3.2%	100.0%

The geographic concentrations of Banner’s land and land development loans by state at December 31, 2012 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$10,182	$13,454	$1,612	$25,248
Improved land and lots	23,418	18,823	240	42,481
Unimproved land	8,080	1,201	—	9,281
Commercial and industrial:
Acquisition and development	1,273	—	482	1,755
Improved land and lots	4,204	136	552	4,892
Unimproved land	3,502	2,956	877	7,335
Total land and land development loans	$50,659	$36,570	$3,763	$90,992
Percent of land and land development loans	55.7%	40.2%	4.1%	100.0%

The Company originates both adjustable- and fixed-rate loans.  At December 31, 2012 and 2011, the maturity and repricing composition of all those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

	December 31
	2012	2011
Fixed-rate (term to maturity):
Due in one year or less	$183,004	$216,782
Due after one year through three years	171,724	250,715
Due after three years through five years	173,251	182,647
Due after five years through ten years	167,858	157,559
Due after ten years	473,927	502,196
Total fixed-rate loans	1,169,764	1,309,899
Adjustable-rate (term to rate adjustment):
Due in one year or less	1,260,472	1,200,182
Due after one year through three years	275,223	425,309
Due after three years through five years	467,895	336,382
Due after five years through ten years	60,316	23,618
Due after ten years	2,044	948
Total adjustable-rate loans	2,065,950	1,986,439
Total loans	$3,235,714	$3,296,338

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

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had the following balances and activity during the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31
	2012	2011
Balance at beginning of year	$10,239	$5,428
New loans or advances	31,394	19,742
Repayments and adjustments	(29,170)	(14,931)
Balance at end of period	$12,463	$10,239

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

The amount of impaired loans and the related allocated reserve for loan losses at the dates indicated were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate:
Owner-occupied	$4,105	$618	$4,306	$281
Investment properties	2,474	56	4,920	626
Multifamily real estate	—	—	362	11
Commercial construction	—	—	949	—
One- to four-family construction	1,565	326	6,622	1,921
Land and land development:
Residential	2,061	323	19,060	1,485
Commercial	46	12	1,100	45
Commercial business	4,750	344	13,460	1,871
Agricultural business, including secured by farmland	—	—	1,896	629
One- to four-family residential	12,964	520	17,408	243
Consumer:
Consumer secured by one- to four-family	2,073	41	1,790	23
Consumer—other	1,323	16	1,115	62
Total nonaccrual loans	31,361	2,256	72,988	7,197
Past due and still accruing	3,029	62	2,324	19
Troubled debt restructuring on accrual status
Commercial real estate:
Owner-occupied	188	4	189	3
Investment properties	7,034	664	8,406	1,119
Multifamily real estate	7,131	1,665	2,088	6
One- to four-family construction	6,726	1,115	8,362	514
Land and land development-residential:	4,842	667	5,334	306
Commercial business	2,975	610	4,598	468
One- to four-family residential	27,540	1,228	24,851	675
Consumer:
Consumer secured by one- to four-family	538	29	334	6
Consumer—other	488	38	371	3
Total troubled debt restructurings on accrual status	57,462	6,020	54,533	3,100
Total impaired loans	$91,852	$8,338	$129,845	$10,316

As of December 31, 2012, the Company had additional commitments to advance funds up to an amount of $1.8 million related to TDRs.

The following tables provide additional information on impaired loans with and without specific allowance reserves as of December 31, 2012 and December 31, 2011.  Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$1,300	$1,551	$103	$1,470	$—
Investment properties	624	861	90	735	17
Multifamily real estate	2,131	2,131	392	2,136	113
One- to four-family construction	4,460	4,460	571	3,335	145
Land and land development:
Residential	2,122	2,587	404	2,948	73
Commercial	46	46	12	46	—
Commercial business	4,352	4,970	821	2,121	154
One- to four-family residential	10,886	12,004	150	11,458	44
Consumer:
Consumer secured by one- to four-family	1,641	2,335	54	1,966	14
Consumer—other	1,167	1,275	16	1,297	5
	28,729	32,220	2,613	27,512	565
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	2,993	2,993	518	3,113	—
Investment properties	8,884	10,120	630	9,449	229
Multifamily real estate	5,000	5,000	1,273	5,000	295
One- to four-family construction	3,831	3,831	870	3,611	194
Land and land development:
Residential	4,782	4,782	586	5,039	185
Commercial	—	—	—	—	—
Commercial business	3,373	3,734	134	3,931	6
One- to four-family residential	32,494	33,672	1,656	33,100	1,259
Consumer:
Consumer secured by one- to four-family	1,042	1,140	26	1,074	15
Consumer—other	724	740	32	754	—
	63,123	66,012	5,725	65,071	2,183
Total
Commercial real estate:
Owner occupied	4,293	4,544	621	4,583	—
Investment properties	9,508	10,981	720	10,184	246
Multifamily real estate	7,131	7,131	1,665	7,136	408
One- to four-family construction	8,291	8,291	1,441	6,946	339
Land and land development:
Residential	6,904	7,369	990	7,987	258
Commercial	46	46	12	46	—
Commercial business	7,725	8,704	955	6,052	160
One- to four-family residential	43,380	45,676	1,806	44,558	1,303
Consumer:
Consumer secured by one- to four-family	2,683	3,475	80	3,040	29
Consumer—other	1,891	2,015	48	2,051	5
	$91,852	$98,232	$8,338	$92,583	$2,748

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$852	$853	$78	$874	$—
Investment properties	1,576	1,618	261	1,728	9
Multifamily real estate	452	452	6	456	32
One- to four-family construction	5,429	5,488	437	5,580	242
Land and land development:
Residential	4,064	4,679	1,176	4,524	99
Commercial	645	645	45	616	—
Commercial business	5,173	5,535	932	5,587	81
Agricultural business, including secured by farmland	412	632	37	529	—
One- to four-family residential	27,529	28,121	277	27,933	919
Consumer:
Consumer secured by one- to four-family	1,707	2,162	29	2,042	22
Consumer—other	559	666	5	624	7
	48,398	50,851	3,283	50,493	1,411
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	3,643	4,013	207	3,901	13
Investment properties	11,750	14,200	1,485	13,471	424
Multifamily real estate	1,997	1,997	11	1,967	82
Commercial construction	949	1,493	—	1,465	—
One- to four-family construction	9,556	9,821	1,998	9,185	277
Land and land development:
Residential	20,331	34,068	616	36,747	220
Commercial	454	454	—	454	—
Commercial business	12,889	13,333	1,404	13,721	144
Agricultural business, including secured by farmland	1,483	1,671	592	1,855	—
One- to four-family residential	16,877	18,301	658	17,555	469
Consumer:
Consumer secured by one- to four-family	603	630	—	585	—
Consumer—other	915	915	62	881	18
	81,447	100,896	7,033	101,787	1,647
Total
Commercial real estate:
Owner-occupied	4,495	4,866	285	4,775	13
Investment properties	13,326	15,818	1,746	15,199	433
Multifamily real estate	2,449	2,449	17	2,423	114
Commercial construction	949	1,493	—	1,465	—
One- to four-family construction	14,985	15,309	2,435	14,765	519
Land and land development:
Residential	24,395	38,747	1,792	41,271	319
Commercial	1,099	1,099	45	1,070	—
Commercial business	18,062	18,868	2,336	19,308	225
Agricultural business, including secured by farmland	1,895	2,303	629	2,384	—
One- to four-family residential	44,406	46,422	935	45,488	1,388
Consumer:
Consumer secured by one- to four-family	2,310	2,792	29	2,627	22
Consumer—other	1,474	1,581	67	1,505	25
	$129,845	$151,747	$10,316	$152,280	$3,058

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following tables present TDRs at December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial real estate:
Owner-occupied	$188	$1,551	$1,739
Investment properties	7,034	1,514	8,548
Multifamily real estate	7,131	—	7,131
One- to four-family construction	6,726	1,044	7,770
Land and land development:
Residential	4,842	15	4,857
Commercial business	2,975	247	3,222
One- to four-family residential	27,540	2,703	30,243
Consumer:
Consumer secured by one- to four-family	538	496	1,034
Consumer—other	488	396	884
	$57,462	$7,966	$65,428

	December 31, 2011
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial real estate:
Owner-occupied	$—	$142	$142
Investment properties	7,751	1,822	9,573
Multifamily real estate	2,088	—	2,088
One- to four-family construction	8,362	271	8,633
Land and land development:
Residential	5,334	557	5,891
Commercial	—	949	949
Commercial business	4,401	—	4,401
One- to four-family residential	23,291	3,086	26,377
Consumer:
Consumer secured by one- to four-family	371	549	920
Consumer—other	2,935	3,974	6,909
	$54,533	$11,350	$65,883

The following tables present new TDRs that occurred during the twelve months ended December 31, 2012 and 2011 (dollars in thousands):

	Twelve Months Ended December 31, 2012
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate:
Owner-occupied	1	$943	$943
Investment properties	6	3,891	3,891
Multifamily real estate	2	5,054	5,054
One- to four-family construction	23	5,454	5,454
Residential land and land development	6	3,341	3,341
Commercial business	9	1,886	1,886
One- to four-family residential	29	10,914	10,914
Consumer:
Consumer secured by one- to four-family	3	206	206
Consumer—other	2	368	368
	81	$32,057	$32,057

	Twelve Months Ended December 31, 2011
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate:
Owner-occupied	1	142	142
Investment properties	4	6,753	6,753
Multifamily real estate	3	2,450	2,450
One- to four-family construction	6	3,134	3,064
Residential land and land development	6	1,908	1,908
Commercial business	8	3,767	3,767
One- to four-family residential	5	1,379	1,284
Consumer	21	3,150	3,150
	54	$22,683	$22,518

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

The following table presents TDRs which incurred a payment default within the twelve-month periods ended December 31, 2012 and 2011, for which the payment default occurred within twelve months of the restructure date.  A default on a restructured loan results in a transfer to nonaccrual status, a charge-off or a combination of both (in thousands):

	Twelve Months Ended December 31
	2012		2011
	Number of Loans	Amount	Number of Loans	Amount
Commercial real estate	2	$2,346	2	$1,964
Construction and land	6	1,044	2	578
One- to four-family residential	4	492	1	598
Consumer	—	—	11	1,732
Balance, end of period	12	$3,882	16	$4,872

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in 2012.

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

Risk Rating 8: Doubtful
A credit with an extremely high probability of loss is risk rated 8.  These credits have all the same critical weaknesses that are found in a substandard loan; however, the weaknesses are elevated to the point that based upon current information, collection or liquidation in full is improbable.  While some loss on doubtful credits is expected, pending events may strengthen a credit making the amount and timing of any loss indeterminate.  In these situations taking the loss is inappropriate until it is clear that the pending event has failed to strengthen the credit and improve the capacity to repay debt.

Risk Rating 9: Loss
A credit that is considered to be currently uncollectible or of such little value that it is no longer a viable Bank asset is risk rated 9.  Losses are taken in the accounting period in which the credit is determined to be uncollectible.  Taking a loss does not mean that a credit has absolutely no recovery or salvage value but, rather, it is not practical or desirable to defer writing off the credit, even though partial recovery may occur in the future.

The following table shows Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristic as of December 31, 2012 (in thousands):

	December 31, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer (1)	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5)	$1,016,964	$130,815	$274,407	$581,846	$228,304	$560,781	$284,816	$3,077,933
Special mention	14,332	—	3,146	7,905	713	438	148	26,682
Substandard	41,382	6,689	27,064	28,287	1,014	20,451	5,657	130,544
Doubtful	544	—	—	11	—	—	—	555
Total loans	$1,073,222	$137,504	$304,617	$618,049	$230,031	$581,670	$290,621	$3,235,714
Performing loans	$1,066,643	$137,504	$300,945	$613,299	$230,031	$565,829	$287,073	$3,201,324
Non-performing loans (2)	6,579	—	3,672	4,750	—	15,841	3,548	34,390
Total loans	$1,073,222	$137,504	$304,617	$618,049	$230,031	$581,670	$290,621	$3,235,714

(1)
Most consumer loans are not individually risk-rated.  For consumer loans that are not risk-rated, those that are performing consumer loans are reflected above as “Pass,” while non-performing consumer loans are reflected above as “Substandard.”

(2)	Non-performing loans include loans on non-accrual status and loans more than 90 days delinquent, but still accruing interest.

The following table shows Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristic as of December 31, 2011 (in thousands):

	December 31, 2011
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer (1)	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5)	$1,003,990	$132,108	$257,685	$542,625	$213,512	$607,793	$276,642	$3,034,355
Special mention	29,751	5,000	3,359	13,447	923	772	402	53,654
Substandard	57,687	2,602	57,648	45,032	3,736	33,936	7,352	207,993
Doubtful	—	—	—	336	—	—	—	336
Total loans	$1,091,428	$139,710	$318,692	$601,440	$218,171	$642,501	$284,396	$3,296,338
Performing loans	$1,082,202	$139,348	$290,961	$587,976	$216,275	$622,946	$281,318	$3,221,026
Non-performing loans (2)	9,226	362	27,731	13,464	1,896	19,555	3,078	75,312
Total loans	$1,091,428	$139,710	$318,692	$601,440	$218,171	$642,501	$284,396	$3,296,338

(1)
Most consumer loans are not individually risk-rated.  For consumer loans that are not risk-rated, those that are performing consumer loans are reflected above as “Pass,” while non-performing consumer loans are reflected above as “Substandard.”

(2)	Non-performing loans include loans on non-accrual status and loans more than 90 days delinquent, but still accruing interest.

The following tables provide additional detail on the age analysis of Banner’s past due loans as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$1,693	$—	$1,371	$3,064	$486,517	$489,581	$—
Investment properties	743	—	1,431	2,174	581,467	583,641	—
Multifamily real estate	—	—	—	—	137,504	137,504	—
Commercial construction	—	—	—	—	30,229	30,229	—
Multifamily construction	—	—	—	—	22,581	22,581	—
One- to four-family construction	611	—	—	611	160,204	160,815	—
Land and land development:
Residential	—	—	2,047	2,047	74,963	77,010	—
Commercial	2,083	—	45	2,128	11,854	13,982	—
Commercial business	1,849	49	842	2,740	615,309	618,049	—
Agricultural business, including secured by farmland	—	—	—	—	230,031	230,031	—
One- to four-family residential	1,376	3,468	11,488	16,332	565,338	581,670	2,877
Consumer:
Consumer secured by one- to four-family	699	74	1,204	1,977	168,146	170,123	—
Consumer—other	816	673	839	2,328	118,170	120,498	152
Total	$9,870	$4,264	$19,267	$33,401	$3,202,313	$3,235,714	$3,029

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$1,251	$2,703	$3,462	$7,416	$462,390	$469,806	$—
Investment properties	—	—	3,087	3,087	618,535	621,622	—
Multifamily real estate	—	—	—	—	139,710	139,710	—
Commercial construction	—	—	949	949	41,442	42,391	—
Multifamily construction	—	—	—	—	19,436	19,436	—
One- to four-family construction	643	—	3,819	4,462	139,715	144,177	—
Land and land development:
Residential	638	—	15,919	16,557	80,934	97,491	—
Commercial	308	—	791	1,099	14,098	15,197	—
Commercial business	2,411	4,170	5,612	12,193	589,247	601,440	4
Agricultural business, including secured by farmland	99	—	1,849	1,948	216,223	218,171	—
One- to four-family residential	794	585	15,770	17,149	625,352	642,501	2,147
Consumer:
Consumer secured by one- to four-family	1,072	109	1,374	2,555	178,494	181,049	148
Consumer—other	670	363	769	1,802	101,545	103,347	25
Total	$7,886	$7,930	$53,401	$69,217	$3,227,121	$3,296,338	$2,324

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment as of December 31, 2012 (in thousands):

	December 31, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,457	$3,952	$18,184	$15,159	$1,548	$12,299	$1,253	$14,060	$82,912
Provision for loan losses	2,009	554	399	(1,142)	1,154	8,918	2,571	(1,463)	13,000
Recoveries	921	—	2,954	2,425	49	586	531	—	7,466
Charge-offs	(4,065)	—	(6,546)	(6,485)	(456)	(5,328)	(3,007)	—	(25,887)
Ending balance	$15,322	$4,506	$14,991	$9,957	$2,295	$16,475	$1,348	$12,597	$77,491
Allowance individually evaluated for impairment	$1,149	$1,273	$1,456	$133	$—	$1,656	$58	$—	$5,725
Allowance collectively evaluated for impairment	14,173	3,233	13,535	9,824	2,295	14,819	1,290	12,597	71,766
Total allowance for loan losses	$15,322	$4,506	$14,991	$9,957	$2,295	$16,475	$1,348	$12,597	$77,491

	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$11,877	$5,000	$8,613	$3,373	$—	$32,494	$1,766	$—	$63,123
Loans collectively evaluated for impairment	1,061,345	132,504	296,004	614,676	230,031	549,176	288,855	—	3,172,591
Total loans	$1,073,222	$137,504	$304,617	$618,049	$230,031	$581,670	$290,621	$—	$3,235,714

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment as of December 31, 2011 (in thousands):

	December 31, 2011
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$11,779	$3,963	$33,121	$24,545	$1,846	$5,829	$1,794	$14,524	$97,401
Provision for loan losses	10,704	671	9,789	(2,072)	159	16,024	189	(464)	35,000
Recoveries	53	—	1,602	1,082	20	356	304	—	3,417
Charge-offs	(6,079)	(682)	(26,328)	(8,396)	(477)	(9,910)	(1,034)	—	(52,906)
Ending balance	$16,457	$3,952	$18,184	$15,159	$1,548	$12,299	$1,253	$14,060	$82,912
Allowance individually evaluated for impairment	$1,693	$11	$2,614	$1,404	$592	$658	$62	$—	$7,034
Allowance collectively evaluated for impairment	14,764	3,941	15,570	13,755	956	11,641	1,191	14,060	75,878
Total allowance for loan losses	$16,457	$3,952	$18,184	$15,159	$1,548	$12,299	$1,253	$14,060	$82,912

	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$15,393	$1,997	$31,290	$12,889	$1,483	$16,877	$1,518	$—	$81,447
Loans collectively evaluated for impairment	1,076,035	137,713	287,402	588,551	216,688	625,624	282,878	—	3,214,891
Total loans	$1,091,428	$139,710	$318,692	$601,440	$218,171	$642,501	$284,396	$—	$3,296,338

Note 7:  REAL ESTATE OWNED, NET

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31
	2012	2011	2010
Balance, beginning of period	$42,965	$100,872	$77,743
Additions from loan foreclosures	13,930	53,197	87,761
Additions from capitalized costs	300	4,404	4,006
Dispositions of REO	(40,965)	(99,070)	(51,651)
Gain (loss) on sale of REO	4,725	(1,374)	(1,891)
Valuation adjustments in the period	(5,177)	(15,064)	(15,096)
Balance, end of period	$15,778	$42,965	$100,872

The following table shows REO by type and geographic location by state as of December 31, 2012 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Commercial real estate	$390	$—	$199	$589
Land development—commercial	—	—	177	177
Land development—residential	3,174	6,438	70	9,682
Agricultural land	365	—	—	365
One- to four-family real estate	1,866	3,099	—	4,965
Total REO	$5,795	$9,537	$446	$15,778
Percent of total REO	36.7%	60.5%	2.8%	100.0%

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

Note 8:  PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2012 and 2011 are summarized as follows (in thousands):

	December 31
	2012	2011
Buildings and leasehold improvements	$95,270	$95,374
Furniture and equipment	61,519	56,387
Less accumulated depreciation	(87,646)	(80,949)
Subtotal	69,143	70,812
Land	19,974	20,623
Property and equipment, net	$89,117	$91,435

The Company’s depreciation expense related to property and equipment was $7.8 million, $8.6 million, and $9.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company’s rental expense was $7.1 million, $6.7 million, and $6.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s obligations under long-term property leases over the next five years is as follows:

Year	Amount
2013	$ 6.8 million
2014	6.0 million
2015	3.9 million
2016	3.0 million
2017	2.2 million
Thereafter	9.4 million

Note 9:  DEPOSITS

Deposits consist of the following at December 31, 2012 and 2011 (dollars in thousands):

	December 31
	2012		2011
	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing checking	$981,240	27.6%	$777,563	22.4%
Interest-bearing checking	410,316	11.5	362,542	10.4
Regular savings accounts	727,957	20.5	669,596	19.3
Money market accounts	408,998	11.5	415,456	11.9
Total transaction and savings accounts	2,528,511	71.1	2,225,157	64.0
Certificates of deposit:
Up to 1.00%	792,674	22.3	701,593	20.2
1.01% to 2.00%	155,144	4.3	394,285	11.3
2.01% to 3.00%	59,094	1.6	96,334	2.8
3.01% to 4.00%	12,881	0.4	19,495	0.6
4.01% and greater	9,500	0.3	38,790	1.1
Total certificates of deposit	1,029,293	28.9	1,250,497	36.0
Total deposits	$3,557,804	100.0%	$3,475,654	100.0%
Included in total deposits:
Public transaction accounts	$79,955	2.2%	$72,064	2.1%
Public interest-bearing certificates	60,518	1.7	67,112	1.9
Total public deposits	$140,473	3.9%	$139,176	4.0%
Total brokered deposits	$15,702	0.4%	$49,194	1.4%

Deposits at December 31, 2012 and 2011 included deposits from the Company’s directors, executive officers and related entities totaling $8.9 million and $11.1 million, respectively.

Scheduled maturities and weighted average interest rates of certificate accounts at December 31, 2012 and 2011 are as follows (dollars in thousands):

	December 31
	2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less	$759,626	0.64%	$972,315	1.05%
Due after one year through two years	153,371	1.05	169,353	1.37
Due after two years through three years	56,419	1.72	44,738	2.22
Due after three years through four years	29,571	1.78	34,841	2.20
Due after four years through five years	26,782	1.59	26,024	1.92
Due after five years	3,524	2.66	3,226	3.60
Total certificates of deposit	$1,029,293	0.82%	$1,250,497	1.19%

Included in total deposits are certificate of deposit accounts in excess of $100,000 totaling $571 million and $734 million at December 31, 2012 and 2011, respectively.  Interest expense on certificate of deposit accounts in excess of $100,000 totaled $6.7 million for the year ended December 31, 2012 and $11.1 million for the year ended December 31, 2011.

The following table sets forth the deposit activities for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31
	2012	2011	2010
Balance at beginning of year	$3,475,654	$3,591,198	$3,865,550
Net increase (decrease) before interest credited	67,043	(141,708)	(326,672)
Interest credited	15,107	26,164	52,320
Net increase (decrease) in deposits	82,150	(115,544)	(274,352)
Balance at end of year	$3,557,804	$3,475,654	$3,591,198

Deposit interest expense by type for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Years Ended December 31
	2012	2011	2010
Certificates of deposit	$11,458	$19,752	$40,569
Demand, interest-bearing-checking and money market accounts	1,824	3,293	6,598
Regular savings	1,825	3,119	5,153
	$15,107	$26,164	$52,320

Note 10:  ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2012 were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2012 or 2011.  At December 31, 2012 and 2011, FHLB advances were scheduled to mature as follows (dollars in thousands):

	December 31
	2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less	$10,000	2.38%	$—	—%
Due after one year through three years	—	—	10,000	2.38
Due after three years through five years	—	—	—	—
Due after five years	210	5.94	217	5.94
Total FHLB advances, at par	10,210	2.45	10,217	2.45
Fair value adjustment	94		316
Total FHLB advances, carried at fair value	$10,304		$10,533

The maximum, average outstanding and year-end balances (excluding fair value adjustments) and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Years Ended December 31
	2012	2011	2010
Maximum outstanding at any month end, at par	$10,216	$36,522	$66,028
Average outstanding, at par	10,215	14,699	51,411
Year-end outstanding, at par	10,210	10,217	43,023
Weighted average interest rates:
Annual	2.49%	2.52%	2.56%
End of period	2.45%	2.45%	2.67%
Interest expense during the period	$254	$370	$1,318

As of December 31, 2012, Banner Bank has established a borrowing line with the FHLB to borrow up to 35% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  Islanders Bank has a similar line of credit, although it may borrow up to 25% of its total assets, also contingent on collateral and FHLB stock.  At December 31, 2012, the maximum total FHLB credit line was $889 million and $26 million for Banner Bank and Islanders Bank, respectively.

Note 11:  OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Retail Repurchase Agreements:  At December 31, 2012, retail repurchase agreements carry interest rates ranging from 0.20% to 0.70%, payable at maturity, and are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $109 million.  Banner Bank has the right to pledge or sell these securities, but they must replace them with substantially the same security.  There were no wholesale repurchase agreements and other term borrowings, such as Fed Funds, outstanding as of December 31, 2012 and 2011.

Federal Reserve Bank of San Francisco and Other Borrowings:  Banner Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody (BIC) program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2012, based upon available unencumbered collateral, Banner Bank was eligible to borrow $595 million from the Federal Reserve Bank, although, at that date, as well as at December 31, 2011, the Bank had no funds borrowed under this arrangement.  There were no other borrowings at December 31, 2012.

A summary of all other borrowings at December 31, 2012 and 2011 by the period remaining to maturity is as follows (dollars in thousands):

	At or for the Years Ended December 31
	2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Retail repurchase agreements:
Due in one year or less	$76,633	0.30%	$102,131	0.29%
Total year-end outstanding	$76,633	0.30	$102,131	0.29
Average outstanding	$90,017	0.31	$103,704	0.34
Maximum outstanding at any month-end	100,949	n/a	125,136	n/a
Temporary liquidity guarantee program notes: (1)
Due in one year or less	$—	—%	$49,997	3.82%
Total year-end outstanding	$—	—	$49,997	3.82
Average outstanding	$12,158	3.92	$49,993	3.82
Maximum outstanding at any month-end	49,999	n/a	49,997	n/a

(1)	These notes matured and were repaid on March 31, 2012. Weighted average rate includes FDIC guarantee fee and amortization of origination costs.

The table below summarizes interest expense for other borrowings for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31
	2012	2011	2010
Retail repurchase agreements	$281	$356	$539
FDIC guaranteed debt	477	1,909	1,909
Total expense	$758	$2,265	$2,448

NOTE 12:  JUNIOR SUBORDINATED DEBENTURES AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2012, six wholly-owned subsidiary grantor trusts, Banner Capital Trust II, III, IV, V, VI and VII (BCT II, BCT III, BCT IV, BCT V, BCT VI and BCT VII (collectively, the Trusts)), established by the Company had issued $120 million of trust preferred securities to third parties, as well as $3.7 million of common capital securities, carried among other assets, which were issued to the Company.  Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  All of the trust preferred securities issued by the Trusts qualified as Tier 1 capital as of December 31, 2012, under guidance issued by the Board of Governors of the Federal Reserve System.  At December 31, 2012, the Trusts comprised $69.3 million, or 11.9% of the Company’s total risk-based capital.

The following table is a summary of trust preferred securities at December 31, 2012 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Current Interest Rate	Reset Period	Interest Rate Spread	Interest Deferral Period	Redemption Option
Banner Capital Trust II	$15,000	$464	$15,464	2033	3.69%	Quarterly	Three-month LIBOR + 3.35%	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	3.24	Quarterly	Three-month LIBOR + 2.90%	20 Consecutive Quarters	On or after October 8, 2008
Banner Capital Trust IV	15,000	465	15,465	2034	3.19	Quarterly	Three-month LIBOR + 2.85%	20 Consecutive Quarters	On or after April 7, 2009
Banner Capital Trust V	25,000	774	25,774	2035	1.88	Quarterly	Three-month LIBOR + 1.57%	20 Consecutive Quarters	On or after November 23, 2010
Banner Capital Trust VI	25,000	774	25,774	2037	1.93	Quarterly	Three-month LIBOR + 1.62%	20 Consecutive Quarters	On or after March 1, 2012
Banner Capital Trust VII	25,000	774	25,774	2037	1.74	Quarterly	Three-month LIBOR + 1.38%	20 Consecutive Quarters	On or after July 31, 2012
Total TPS liability at par	$120,000	$3,716	123,716		2.42
Fair value adjustment			(50,653)
Total TPS liability at fair value			$73,063

Note 13:  INCOME TAXES

The following table presents the components of the provision for income tax (benefit) expense included in the Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31
	2012	2011	2010
Current	$10,759	$—	$3,025
Deferred	841	(3,322)	(21,183)
Increase (decrease) in valuation allowance	(36,385)	3,322	36,171
Provision for (benefit from) income taxes	$(24,785)	$—	$18,013

The following tables present the reconciliation of the provision for income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Years Ended December 31
	2012	2011	2010
Provision for (benefit from) income taxes computed at federal statutory rate	$14,034	$1,910	$(15,359)
Increase (decrease) in taxes due to:
Tax-exempt interest	(1,710)	(1,616)	(1,471)
Investment in life insurance	(894)	(663)	(683)
State income taxes (benefit), net of federal tax offset	539	(2,260)	(495)
Tax credits	(788)	(840)	(816)
Valuation allowance	(36,385)	3,322	36,171
Other	419	147	666
Provision for (benefit from) income taxes	$(24,785)	$—	$18,013

	Years Ended December 31
	2012	2011	2010
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate due to:
Tax-exempt interest	(4.3)	(29.6)	3.4
Investment in life insurance	(2.2)	(12.1)	1.6
State income taxes (benefit), net of federal tax offset	1.3	(41.5)	1.1
Tax credits	(2.0)	(15.4)	1.9
Valuation allowance	(90.7)	60.9	(82.4)
Other	1.1	2.7	(1.6)
Effective income tax rate	(61.8)%	—%	(41.0)%

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2012 and 2011 (in thousands):

	December 31
	2012	2011
Deferred tax assets:
REO and loan loss reserves	$24,615	$31,156
Deferred compensation	6,122	6,032
Net operating loss carryforward	26,959	27,992
Low income housing tax credits	4,767	7,202
State net operating losses	1,081	—
Other	689	309
Total deferred tax assets	64,233	72,691
Deferred tax liabilities:
FHLB stock dividends	(6,187)	(6,137)
Depreciation	(4,061)	(3,570)
Deferred loan fees, servicing rights and loan origination costs	(5,608)	(4,863)
Intangibles	(1,544)	(2,243)
Financial instruments accounted for under fair value accounting	(10,632)	(16,499)
Total deferred tax liabilities	(28,032)	(33,312)
Deferred income tax asset	36,201	39,379
Unrealized gain on securities available-for-sale	(1,194)	(1,151)
Valuation allowance	—	(38,228)
Deferred tax asset, net	$35,007	$—

During the quarter ended September 30, 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a full valuation allowance against the net asset. At each subsequent quarter-end, the Company has re-analyzed that position. During the quarter ended June 30, 2012, management analyzed the Company's performance and trends over the prior five quarters, focusing strongly on trends in asset quality, loan loss provisioning, capital position, net interest margin, core operating income and net income. Based on this analysis, management determined that a full valuation allowance was no longer appropriate and the full amount has been reversed to a zero balance as of December 31, 2012. The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.  Management considered the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies, and other factors in making its assessment to reverse the deferred tax valuation allowance.

At December 31, 2012, the Company has federal and state net operating loss carryforwards of approximately $77.0 million and $22.8 million, respectively, which will expire, if unused, by the end of 2031.  The Company has federal general business credits and state tax credit carryforwards of $3.3 million and $600,000, respectively, which will expire, if unused, by the end of 2031 and 2025, respectively. The Company also has alternative minimum tax credit carryforwards of approximately $1.5 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

As a consequence of our capital raise in June 2010, the Company experienced a change in control within the meaning of Section 382 of the Internal Revenue code of 1986, as amended. Section 382 limits the ability of a corporate taxpayer to use net operating loss carryforwards, general business credit, and recognized built-in-losses incurred prior to the change in control against income earned after the change in control. As a result of the Section 382 limitation, the Company expects it will be able to utilize approximately $6.9 million of net operating loss carryforwards on an annual basis. Based on its analysis, the Company does not believe the change in control will impact its ability to utilize all of the available net operating loss carryforwards, general business credit, and recognized built-in-losses.

As of December 31, 2012, the Company has an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2012 and 2011 is immaterial. The Company files consolidated income tax returns in Oregon and Idaho and for federal purposes. The tax years which remain subject to examination by the taxing authorities are the years ending December 31, 2006 through 2011.

Retained earnings (accumulated deficits) at December 31, 2012 and 2011 include approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been booked.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.9 million at December 31, 2012.

On October 25, 2011, the Company filed amended federal income tax returns for tax years 2005, 2006, 2008 and 2009. The amended tax returns, which are under review by the Internal Revenue Service (IRS), significantly affect the timing for recognition of credit losses within previously filed income tax returns and, if approved, would result in the refund of up to $13.6 million of previously paid taxes from the utilization of net operating loss carryback claims into prior tax years. The outcome of the anticipated IRS review is inherently uncertain and since there can be no assurance of approval of some or all of the tax carryback claims, no asset has been recognized to reflect the possible results of these amendments as of December 31, 2012. Accordingly, the Company does not anticipate recognizing any tax benefit until the results of the IRS review have been determined. We expect this review to be completed and the issue resolved during 2013.

Note 14:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans. Substantially all of the Company’s employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit. For the year ended December 31, 2012, $43,000 was expensed for 401(k) contributions. There were no contributions under the plan for the years ended December 31, 2011 and 2010. The Board of Directors has elected to make a 2% of eligible compensation matching contribution for 2013.

Supplemental Retirement and Salary Continuation Plans.  Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2012, 2011 and 2010, expense recorded for supplemental retirement and salary continuation plan benefits totaled $879,000, $848,000, and $1.4 million, respectively.  At December 31, 2012 and 2011, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $12.6 million and $12.3 million, respectively, and are recorded in a deferred compensation liability account.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”   As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $7.2 million at December 31, 2012 and $7.7 million at December 31, 2011.  At December 31, 2012 and 2011, liabilities recorded in connection with deferred compensation plan benefits totaled $8.5 million ($7.2 million in contra-equity) and $8.3 million ($7.7 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Banks choose to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the owners and sole or partial beneficiaries.  At December 31, 2012 and 2011, the cash surrender value of these policies was $59.9 million and $58.6 million, respectively.  The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

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

In 1995, the ESOP borrowed $8.7 million from the Company in order to purchase the common stock.  The loan is repaid principally from the Company’s contributions to the ESOP over a period not to exceed 25 years , and the collateral for the loan is the unreleased, restricted common stock purchased by the ESOP.  Contributions to the ESOP are discretionary.  The interest rate for the loan is 8.75%.  Shares are released to participants for allocation based on the cumulative debt service paid to the Company by the ESOP divided by cumulative debt service paid to date plus the scheduled debt service remaining.  Dividends on allocated shares are distributed to the participants as additional earnings.  Dividends on unallocated shares are used to reduce the Company’s contribution to the ESOP or offset administrative expenses of the ESOP.

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

No ESOP contributions were made for the years ended December 31, 2012, 2011 or 2010 and no payments were made on the loan in those years. Dividends on unallocated ESOP shares for the year ended December 31, 2012, 2011 and 2010 were $1,374, $3,434 and $9,615, respectively.  As of December 31, 2012, the Company had 34,340 unearned, restricted shares remaining to be released to the ESOP.  The fair value of unearned, restricted shares held by the ESOP trust was $1.1 million at December 31, 2012.  The ESOP held 129,271 allocated, earned shares at December 31, 2012.  No payments were made on the loan for the years ended December 31, 2012, 2011 and 2010.  The balance of the ESOP loan was $2.5 million at December 31, 2012, with accrued interest of $1.3 million.

Note 16:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs) and the Banner Corporation 2012 Restricted Stock Plan.  In addition, during 2006 the Board of Directors approved the Banner Corporation Long-Term Incentive Plan, an account-based benefit plan which for reporting purposes is considered a stock appreciation rights plan.

Restricted Stock Grants. The Company granted shares of restricted common stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Bank and Banner Corporation on August 22, 2010 and on August 23, 2011.  The restricted shares were granted to Mr. Grescovich in accordance with his employment agreement, which, as an inducement material to his joining the Company and the Bank, provided for the granting of restricted shares on the six-month and the 18-month anniversaries of the effective date of the agreement.  The shares vest in one-third annual increments over the subsequent three-year periods following the grants.  Under the 2012 Restricted Stock Plan, which was approved by shareholders on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates.  Shares granted under the Plan have a minimum vesting period of three years.  The Plan will continue in effect for a term of ten years, after which no further awards may be granted.  Concurrent with the approval of the Plan was the approval of a grant of $300,000 of restricted stock (14,535 restricted shares) to Mr. Grescovich. Subsequent to that initial issuance from this new plan was the issuance of 78,500 additional shares to certain other officers of the Company.  All of these shares also vest in one-third annual increments over the subsequent three-year period following the grant.

The expense associated with restricted stock was $434,000 and $111,000 and 28,000 respectively, for the years ended December 31, 2012, 2011 2010.  Unrecognized compensation expense for these awards as of December 31, 2012 was $1.8 million and will be amortized over the next 33 months.

A summary of the Company's unvested Restricted Stock activity during the years ended December 31, 2010, 2011 and 2012 follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2009	—	$—
Granted	16,565	15.09
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2010	16,565	15.09
Granted	17,692	14.13
Vested	(5,522)	15.09
Forfeited	—	—
Unvested at December 31, 2011	28,735	14.50
Granted	92,035	21.77
Vested	(11,419)	14.60
Forfeited	(1,500)	21.94
Unvested at December 31, 2012	107,851	20.59

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

During the years ended December 31, 2012, 2011 and 2010, the Company did not grant any stock options.  Additionally, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

For the years ended December 31, 2012, 2011 and 2010, stock-based compensation costs related to the SOPs were $7,000, $25,000 and $53,000, respectively.  The SOPs' stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the Treasury's Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

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

A summary of the Company’s stock option award activity (post reverse split) for the years ended December 31, 2010, 2011 and 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	70,769	$156.38	3.8	n/a
Granted	—	—
Exercised	—	—
Forfeited	(9,044)	117.39
Outstanding at December 31, 2010	61,725	162.12	3.1	n/a
Granted	—	—
Exercised	—	—
Forfeited	(9,996)	127.54
Outstanding at December 31, 2011	51,729	168.98	2.4	n/a
Granted	—	—
Exercised	—	—
Forfeited	(9,208)	145.97
Outstanding at December 31, 2012	42,521	173.98	1.75	n/a
Outstanding at December 31, 2012, net of expected forfeitures	—	—	n/a	n/a
Exercisable at December 31, 2012	42,521	—	1.75

The intrinsic value of stock options is calculated as the amount by which the market price of Banner's common stock exceeds the exercise price at the time of exercise or the end of the period as applicable.

A summary of the Company’s unvested stock option activity for the years ended December 31, 2010, 2011 and 2012 follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2009	5,247	$54.74
Granted	—	—
Vested	(2,247)	57.47
Forfeited	—	—
Unvested at December 31, 2010	3,000	52.78
Granted	—	—
Vested	(1,500)	57.12
Forfeited	—	—
Unvested at December 31, 2011	1,500	48.37
Granted	—	—
Vested	(1,500)	48.37
Forfeited	—	—
Unvested at December 31, 2012	—	—

At December 31, 2012, financial data pertaining to outstanding stock options was as follows:

Exercise Price	Weighted Average Exercise Price of Option Shares Granted	Number of Option Shares Granted	Weighted Average Option Shares Vested and Exercisable	Weighted Average Exercise Price of Option Shares Exercisable	Remaining Contractual Life
$0.00 to $110.00	$109.69	11,193	11,193	$109.69	0.6 years
$110.01 to $184.00	156.52	11,657	11,657	156.52	0.3 years
$184.01 to $220.00	203.76	9,643	9,643	203.76	0.9 years
greater than $220.00	221.97	10,028	10,028	221.97	0.5 years
	173.98	42,521	42,521	173.98

During the year ended December 31, 2012, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31
	2012	2011	2010
Salary and employee benefits	$11	$39	$83
Decrease in provision for income taxes	(4)	(14)	(30)
Decrease in equity, net	$7	$25	$53

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on Company common stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus, for some grants, the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.  The Company recognized compensation expense of $314,000, $148,000, and $228,000, respectively, for the years ended December 31, 2012, 2011 and 2010 related to the increase in the fair value of SARs and additional vesting during the period.  At December 31, 2012, the aggregate liability related to SARs was $591,000 and is included in deferred compensation.

Note 17:  PREFERRED STOCK AND RELATED WARRANT

On November 21, 2008, as part of the Capital Purchase Program established by the Treasury under the Emergency Economic Stabilization Act of 2008 (the EESA), the Company entered into a Purchase Agreement with Treasury pursuant to which the Company issued and sold to Treasury 124,000 shares of Series A Preferred Stock, having a liquidation preference of $1,000 per share ($124 million liquidation preference in the aggregate), and as more fully explained below, a ten-year warrant to purchase up to 243,998 shares (post reverse-split) of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $76.23 per share (post reverse-split), for an aggregate purchase price of $18.6 million in cash. The warrant issued is immediately exercisable, in whole or in part, has a ten-year term and the number of shares is subject to certain customary anti-dilution and other adjustments.  The warrant is not subject to any contractual restrictions on transfer.  The Company has granted the warrant holder piggyback registration rights for the warrant and the common stock underlying the warrant and has agreed to take such other steps as may be reasonably requested to facilitate the transfer of the warrant and the common stock underlying the warrant.  The holder of the warrant is not entitled to any common stockholder rights.  The Treasury agreed not to exercise voting power with respect to any shares of common stock of the Company issued to it upon exercise of the warrant.

On March 29, 2012, the Company's $124 million of Series A Preferred Stock was sold by the Treasury as part of its efforts to manage and recover its investments under the TARP.  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  The Treasury retained its related warrant to purchase up to $18.6 million in Banner common stock.

Subsequent to March 29, 2012, the Company repurchased or redeemed all of its Series A Preferred Stock, realizing gains aggregating $2.5 million, which was partially offset by accelerated amortization of a portion of the initial discount recorded at the issuance of the Series A Preferred Stock. As a result, the accrual for the quarterly dividend was reduced by the retirement of these shares. As of December 31, 2012, all of the Series A Preferred Stock had been retired.

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
The Company—consolidated:
Total capital to risk-weighted assets	$581,796	16.96%	$274,460	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	538,485	15.70	137,230	4.00	n/a	n/a
Tier 1 leverage capital to average assets	538,485	12.74	169,035	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	533,128	16.38	260,390	8.00	$325,488	10.00%
Tier 1 capital to risk- weighted assets	492,025	15.12	130,195	4.00	195,293	6.00
Tier 1 leverage capital to average assets	492,025	12.29	160,104	4.00	200,130	5.00
Islanders Bank:
Total capital to risk- weighted assets	32,913	17.53	15,019	8.00	18,773	10.00
Tier 1 capital to risk- weighted assets	30,558	16.28	7,509	4.00	11,264	6.00
Tier 1 leverage capital to average assets	30,558	13.02	9,388	4.00	11,735	5.00
December 31, 2011:
The Company—consolidated:
Total capital to risk-weighted assets	$615,092	18.07%	$272,344	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	572,036	16.80	136,172	4.00	n/a	n/a
Tier 1 leverage capital to average assets	572,036	13.44	170,242	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	511,594	15.81	258,900	8.00	$323,625	10.00%
Tier 1 capital to risk- weighted assets	470,668	14.54	129,450	4.00	194,175	6.00
Tier 1 leverage capital to average assets	470,668	11.71	160,721	4.00	200,902	5.00
Islanders Bank:
Total capital to risk- weighted assets	30,627	16.06	15,255	8.00	19,068	10.00
Tier 1 capital to risk- weighted assets	28,237	14.81	7,627	4.00	11,441	6.00
Tier 1 leverage capital to average assets	28,237	12.08	9,351	4.00	11,689	5.00

At December 31, 2012, Banner Corporation and the Banks each exceeded all regulatory capital adequacy requirements.  There have been no conditions or events since December 31, 2012 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.  The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 19:  CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2012.

In connection with certain asset sales, the Banks typically make representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against any loss.  The Banks believe that the potential for material loss under these arrangements is remote.  Accordingly, the fair value of such obligations is not material.

In February 2009, for the first time in its history, the State of Washington’s Public Deposit Protection Commission assessed all Qualified Public Depositories participating in the State’s public deposit program an amount that, in aggregate, covered the uninsured portion of the public funds on deposit at a failed Washington bank.  Generally, the maximum liability should any member(s) of the State’s public deposit program default on its uninsured public funds is limited to 10% of the public funds held by the Banks.  A similar program is also in place in Oregon, where Banner Bank also holds public deposits.  Should other bank failures occur in either state, the Banks could be subject to additional assessments; however, the rules for participation have been revised to require 100% collateralization of these deposits, which serves to significantly limit the contingent liability that currently exists for Qualified Public Depositories.  As a result of these collateralization requirements, the Banks have generally sought to reduce their reliance on public funds since February 2009; however, public funds increased by $1 million in 2012 after decreasing $7 million and $20 million in the years ended December 31, 2011 and 2010, respectively. Public funds totaled $140 million at December 31, 2012.

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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate-sensitive assets, liabilities and off-balance-sheet contracts.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), product caps and floors, and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company.

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

Note 21:  OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

At December 31, 2012, intangible assets consisted primarily of CDI, which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

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

The following table summarizes the changes in the Company’s other intangibles for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	Core Deposit Intangibles	Other	Total
Balance, December 31, 2009	$11,057	$13	$11,070
Amortization	(2,459)	(2)	(2,461)
Balance, December 31, 2010	8,598	11	8,609
Amortization	(2,276)	(2)	(2,278)
Balance, December 31, 2011	6,322	9	6,331
Amortization	(2,092)	(9)	(2,101)
Balance, December 31, 2012	$4,230	$—	$4,230

Estimated amortization expense in future years with respect to existing intangibles as of December 31, 2012 (in thousands):

Year Ended	Core Deposit Intangibles	Other	Total
December 31, 2013	$1,908	$—	$1,908
December 31, 2014	1,724	—	1,724
December 31, 2015	598	—	598
Net carrying amount	$4,230	$—	$4,230

Mortgage servicing rights are reported in other assets.  Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2012, the Company recorded $400,000 in impairment charges against mortgage servicing rights. In 2011 and in 2010, the Company did not record an impairment charge.  Loans serviced for others totaled $1.031 billion and $773 million at December 31, 2012 and 2011, respectively.  Custodial accounts maintained in connection with this servicing totaled $5.0 million and $3.4 million at December 31, 2012 and 2011, respectively.

An analysis of the mortgage servicing rights for the years ended December 31, 2012, 2011 and 2010 is presented below (in thousands):

	Years Ended December 31
	2012	2011	2010
Balance, beginning of the year	$5,584	$5,441	$5,703
Amounts capitalized	3,662	1,928	1,736
Amortization (1)	(2,602)	(1,785)	(1,998)
Valuation adjustments in the period	(400)	—	—
Balance, end of the year	$6,244	$5,584	$5,441

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

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

•
Level 2 – Observable inputs other than Level 1 including quoted prices in active markets for similar instruments, quoted prices in less active markets for identical or similar instruments, or other observable inputs that can be corroborated by observable market data. Our use of Level 2 measurements is generally based upon a matrix pricing model from an investment reporting and valuation service. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

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

Items Measured at Fair Value on a Recurring Basis:

Banner records trading account securities, securities available-for-sale, FHLB debt, junior subordinated debentures and certain derivative transactions at fair value on a recurring basis.

•
The securities assets primarily consist of U.S. Government and agency obligations, municipal bonds, corporate bonds, single issue trust preferred securities (TPS), pooled trust preferred collateralized debt obligation securities (TRUP CDO), mortgage-backed securities, asset-backed securities, equity securities and certain other financial instruments.

From mid-2008 through the current year, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements. This has been particularly true for our TRUP CDO securities. As of December 31, 2012, Banner owned $32 million in current par value of these securities. The market for TRUP CDO securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007. There are still very few market participants who are willing and/or able to transact for these securities. Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at December 31, 2012 and 2011:

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

Where appropriate, management reviewed the valuation methodologies, and assumptions used by the independent third party providers and for certain securities determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements, while for other securities management adjusted the third party providers modeling to be more reflective of the characteristics of the Company’s remaining TRUP CDOs. The result of this fair value analysis of these Level 3 measurements was a fair value gain of $3.3 million for the year-ended December 31, 2012. This gain was primarily the result of a reduction in the spread between the benchmark credit equivalent indices used to establish an appropriate discount rate and a similar maturity point on the interest rate swap curve. In management's opinion the reduction in this spread was consistent with a general market tightening in credit spreads supported by other market observations.

At December 31, 2012, Banner also directly owned approximately $19 million in amortized cost of single issuer TPS securities for which no market data or independent valuation source is available. Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities. Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. Management took into consideration the limited market data that was available regarding similar securities, assessed the performance of the three individual issuers of TPS securities owned by the Company and, in June 2012, concluded that each had demonstrated sufficient improvement in asset quality, capital position and general performance measures to warrant a reduction in the discount rate used in fair value modeling from the level used in prior periods. At year end, the Company again sought input from independent third parties to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. In addition, management concluded that the general market tightening of credit spreads reflected in the TRUP CDO valuations was also appropriate to apply to the valuation of the TPS securities. These factors were then incorporated into the model at December 31, 2012, and discount rates equal to three-month LIBOR plus 525 basis points were used to calculate the respective fair values of these securities, compared to three-month LIBOR plus 600-800 basis points at December 31, 2011. The result of this change in the discount rates of this Level 3 fair value measurement was a fair value gain of $2.3 million in the year ended December 31, 2012. The Company has and will continue to assess the appropriate fair value hierarchy for determination of these fair values on a quarterly basis.

For all other trading securities and securities available-for-sale we used matrix pricing models from investment reporting and valuation services. Management considers this to be a Level 2 input method.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS-related debt that the Company has issued) were also valued using discounted cash flows. These debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%. While the quarterly reset of the index on this debt would seemingly keep its fair value reasonably close to book values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place. In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method. However, as noted above in the discussion of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs. Due to this reliance on assumptions and not on directly observable transactions, management believes fair value for these instruments should follow a Level 3 input methodology. From March 2009 to March 2012, the Company used a discount rate of LIBOR plus 800 basis points to value its junior subordinated debentures. However, similar to the discussion above about the TPS securities, in June 2012, management assessed the performance of Banner and concluded that it had demonstrated sufficient improvement in asset quality, capital position and other performance measures to project sustainable profitability for the foreseeable future sufficient to warrant a reduction in the discount rate used in its fair value modeling. Since the discount rate used in the fair value modeling is the most sensitive unobservable estimate in the calculation, the Company again utilized input from the same independent third party noted above to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. In valuing the debentures at June 30, 2012, these changes in credit quality were the primary factor contributing to a reduction in the discount rate from 800 basis points to 550 basis points. In further valuing the debentures at September 30, 2012, management evaluated the general market tightening of credit spreads as noted above and for the discount rate used the period-ending three-month LIBOR plus 525 basis points. This same spread of 525 basis points was used again at December 31, 2012, resulting in a fair value loss on these instruments of $23.1 million for the year ended December 31, 2012.

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$96,980	$—	$96,980
Corporate bonds	—	44,938	—	44,938
Municipal bonds	—	10,729	—	10,729
Mortgage-backed securities	—	277,757	—	277,757
Asset-backed securities	—	42,516	—	42,516
	—	472,920	—	472,920
Securities—trading
U.S. Government and agency	—	1,637	—	1,637
Municipal bonds	—	5,684	—	5,684
TPS and TRUP CDOs	—	—	35,741	35,741
Mortgage-backed securities	—	28,107	—	28,107
Equity securities and other	—	63	—	63
	—	35,491	35,741	71,232
Derivatives
Interest rate lock commitments	—	510	—	510
Interest rate swaps	—	8,353	—	8,353
	$—	$517,274	$35,741	$553,015
Liabilities
Advances from FHLB at fair value	$—	$10,304		$10,304
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,063	73,063
Derivatives
Interest rate forward sales commitments	—	195	—	195
Interest rate swaps	—	8,353	—	8,353
	$—	$18,852	$73,063	$91,915

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$338,971	$—	$338,971
Corporate bonds	—	6,260	—	6,260
Municipal bonds	—	27,309	—	27,309
Mortgage-backed securities	—	93,255	—	93,255
	—	465,795	—	465,795
Securities—trading
U.S. Government and agency	—	2,635	—	2,635
Municipal bonds	—	5,962	—	5,962
TPS and TRUP CDOs	—	4,600	30,455	35,055
Mortgage-backed securities	—	36,673	—	36,673
Equity securities and other	—	402	—	402
	—	50,272	30,455	80,727
Derivatives
Interest rate lock commitments	—	617	—	617
Interest rate swaps	—	5,667	—	5,667
	$—	$522,351	$30,455	$552,806
Liabilities
Advances from FHLB at fair value	$—	$10,533	$—	$10,533
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	49,988	49,988
Derivatives
Interest rate forward sales commitments	—	617	—	617
Interest rate swaps	—	5,666	—	5,666
	$—	$16,816	$49,988	$66,804

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance at December 31, 2011	$30,455	$49,988
Total gains or losses recognized
Assets gains (losses)	5,286	—
Liabilities (gains) losses	—	23,075
Purchases, issuances and settlements	—	—
Paydowns and maturities	—	—
Transfers in and/or out of Level 3	—	—
Ending balance at December 31, 2012	$35,741	$73,063
	Year Ended December 31, 2011
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance at December 31, 2010	$29,661	$48,425
Total gains or losses recognized
Assets gains (losses)	794	—
Liabilities (gains) losses	—	1,563
Purchases, issuances and settlements	—	—
Paydowns and maturities	—	—
Transfers in and/or out of Level 3	—	—
Ending balance at December 31, 2011	$30,455	$49,988

The Company has elected to continue to recognize the interest income and dividends from the securities reclassified to fair value as a component of interest income as was done in prior years when they were classified as available-for-sale.  Interest expense related to the FHLB advances and junior subordinated debentures continues to be measured based on contractual interest rates and reported in interest expense.  The change in fair value of these financial instruments has been recorded as a component of other operating income.

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded. These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount. The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology. As of December 31, 2012, the Company reviewed all of its classified loans totaling $131 million and identified $92 million which were considered impaired. Of those $92 million in impaired loans, $63 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established. The $63 million had original carrying values of $66 million which have been reduced by partial write-downs totaling $3 million. In addition to these write-downs, in order to bring the impaired loan balances to fair value, Banner also established $6 million in specific reserves on these impaired loans. Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $29 million and were found to require allowances totaling $3 million. The $29 million evaluated for reserve purposes within homogeneous pools included $11 million of restructured loans which are currently performing according to their restructured terms. The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the properties, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended December 31, 2012 and 2011, the Company recognized $5.2 million and $15.1 million, respectively of impairment charges related to these types of assets.

Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value). If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income. However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value. In 2012, the Company recorded $400,000 in impairment charges against mortgage servicing rights. In 2011 the Company did not record an impairment charge. Loans serviced for others totaled $1.031 billion and $773 million at December 31, 2012 and 2011, respectively.

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy at December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Year
Impaired loans	$52,475	$—	$—	$52,475	$(6,381)
REO	15,778	—	—	15,778	(1,915)
MSRs	6,244	—	—	6,244	(400)
	December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Year
Impaired loans	$47,959	$—	$—	$47,959	$(21,902)
REO	42,965	—	—	42,965	(7,325)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2012:

Financial Instruments	Valuation Technique	Unobservable Inputs	Weighted Average

TPS securities	Discounted cash flows	Discount rate	5.56%
TRUP CDOs	Discounted cash flows	Discount rate	3.83%
Junior subordinated debentures	Discounted cash flows	Discount rate	5.56%
Impaired loans	Discounted cash flows Collateral valuations	Discount rate Market values	various n/a
REO	Appraisals	Market values	n/a
MSRs	Discounted cash flows	Prepayment rate Discount rate	19.80% 11.11%

TPS and TRUP CDOs: Management believes that the credit risk-adjusted spread used to develop the discount rate utilized in the fair value measurement of our trust preferred securities and trust preferred collateralized debt obligations is indicative of the risk premium a willing market participant would require under current market conditions for instruments with similar contractual rates and terms and conditions and issuers with similar credit risk profiles and with similar expected probability of default. Management attributes the change in fair value of these instruments during 2012 primarily to perceived general market adjustments to the risk premiums for these types of assets and to improved performance of the underlying issuers. A widening of the risk-adjusted spreads subsequent to issuance of these instruments has resulted in a cumulative fair value loss on these instruments; however, more recently contraction in those spreads has resulted in positive fair value adjustments in 2012 and 2011.

Junior subordinated debentures: Similar to the trust preferred and TRUP CDOs securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures during 2012 primarily to perceived general market adjustments to the risk premiums for these types of liabilities and to changes to our entity-specific credit risk profile as a result of improved operating performance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2012, or the passage of time, will result in negative fair value adjustments. At December 31, 2012 the discount rate utilized was based on a credit spread of 525 basis points and three month Libor of 31 basis points.

Impaired loans: Loans are considered impaired when, based on current information and events; we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

REO: Fair value adjustments on REO are based on updated real estate appraisals which are based on current market conditions. In many of our markets real estate sales are still slow and prices are negatively affected by an over-supply of properties for sale. These market conditions decrease the amount of comparable sales data and increase the reliance on estimates and assumptions about current and future market conditions and could negatively affect our operating results.

MSRs: Management believes that the discount rate utilized in the fair valuation of our MSRs is indicative of a reasonable yield expectation in an orderly transaction between willing market participants at the measurement date. Generally, any significant increases in the prepayment rate and discount rate utilized in the fair value measurement of the mortgage servicing rights will result in negative fair value adjustments and a decrease in the fair value measurement. Alternatively, a decrease in the prepayment rate and discount rate will result in a positive fair value adjustment and increase in the fair value measurement. An increase in the weighted average life assumptions will result in a decrease in the prepayment rate and a decrease in the weighted average life will result in an increase of the prepayment rate.

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2012 and 2011, whether or not recognized or recorded in the consolidated balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The carrying value and estimated fair value of financial instruments at December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$181,298	$181,298	$132,436	$132,436
Securities—trading	71,232	71,232	80,727	80,727
Securities—available-for-sale	472,920	472,920	465,795	465,795
Securities—held-to-maturity	86,452	92,458	75,438	80,107
Loans receivable held for sale	11,920	12,059	3,007	3,069
Loans receivable	3,223,794	3,143,853	3,293,331	3,224,112
FHLB stock	36,705	36,705	37,371	37,371
BOLI	59,891	59,891	58,563	58,563
Mortgage servicing rights	6,244	6,244	5,584	5,584
Derivatives	8,863	8,863	6,284	6,284
Liabilities:
Demand, interest-bearing-checking and money market	1,800,555	1,729,351	1,555,561	1,487,080
Regular savings	727,956	694,609	669,596	630,450
Certificates of deposit	1,029,293	1,033,931	1,250,497	1,258,431
FHLB advances at fair value	10,304	10,304	10,533	10,533
Junior subordinated debentures at fair value	73,063	73,063	49,988	49,988
Other borrowings	76,633	76,633	152,128	152,128
Derivatives	8,548	8,548	6,283	6,283
Off-balance-sheet financial instruments:
Commitments to originate loans	510	510	617	617
Commitments to sell loans	(195)	(195)	(617)	(617)
Fair value estimates, methods and assumptions are set forth below for the Company’s financial and off-balance-sheet instruments:

Cash and Due from Banks:  The carrying amount of these items is a reasonable estimate of their fair value. These fair values are considered Level 1 measures.

Securities:  The estimated fair values of investment securities and mortgaged-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s TPS and TRUP CDO securities (see earlier discussion above in determining the securities’ fair market value), management has classified these securities as a Level 3 fair value measure.

Loans Receivable Held for Sale: Carrying values are based on the lower of estimated fair values or book values. Fair values are estimated based on secondary market pricing for similar loans. This is considered a Level 2 fair value measure.

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

The fair value of performing residential mortgages held for sale is estimated based upon secondary market sources by type of loan and terms such as fixed or variable interest rates.  Fair value for significant non-performing loans is based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information. Fair value estimates for loans are considered Level 3 measures.

FHLB Stock:  The fair value is based upon the redemption value of the stock which equates to its carrying value. This fair value is considered a Level 1 measure.

Bank Owned Life Insurance: The fair value of BOLI policies owned are based on the various insurance contracts' cash surrender value. This fair value is considered a Level 1 measure.

Mortgage Servicing Rights: The fair value of mortgage servicing rights is estimated using a discounted cash flow model. Assumptions used include market discount rates, anticipated prepayment speed, delinquency rates, and fee income. The fair value estimates are also compared to observable trades of similar portfolios, when available. Due to the limited observability of the significant inputs used in the valuation model, particularly the discount rate and prepayment speeds; and the lack of readily available quotes or observable trades of similar assets, we consider this fair value estimate as a Level 3 measure.

Derivative Instruments: The fair value of derivative instruments is estimated using quoted or published prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. Fair value estimates for derivatives are considered Level 2 measures.

Deposit Liabilities: The fair value of deposits with no stated maturity, such as savings and checking accounts, is estimated by applying decay rate assumptions to segregated portfolios of similar deposit types to generate cash flows which are then discounted using short-term market interest rates.  The market value of certificates of deposit is based upon the discounted value of contractual cash flows.  The discount rate is determined using the rates currently offered on comparable instruments. Fair value estimates for deposits are considered Level 3 measures.

FHLB Advances and Other Borrowings:  Fair valuations for Banner’s FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  This is considered to be a Level 2 input method.  Other borrowings are priced using discounted cash flows to the date of maturity based on using current rates at which such borrowings can currently be obtained. This fair value is considered a Level 3 measure.

Junior Subordinated Debentures:  Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads (see earlier discussion above in determining the junior subordinated debentures’ fair market value), junior subordinated debentures have been classified as a Level 3 fair value measure.  Management believes that the credit risk adjusted spread and resulting discount rate utilized is indicative of those that would be used by market participants. Fair value estimates for these debentures are considered Level 3 measures.

Commitments:  Commitments to sell loans with notional balances of $85 million and $54 million at December 31, 2012 and 2011, respectively, have a carrying value of $510,000 and $617,000, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $89 million and $54 million at December 31, 2012 and 2011, respectively, have a carrying value of ($195,000) and ($617,000).  The fair value of commitments to sell loans and of interest rate locks reflect changes in the level of market interest rates from the date of the commitment or rate lock to the date of the Company’s financial statements.  Other commitments to fund loans totaled $925 million and $780 million at December 31, 2012 and 2011, respectively, and have no carrying value at both dates, representing the cost of such commitments.  There was one commitment to purchase securities at December 31, 2012, for $11.5 million, and no commitments to purchase or sell securities at December 31, 2011. Fair value estimates for commitments are considered Level 2 measures

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 23:  BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2012	2011
ASSETS
Cash	$36,884	$73,033
Investment in trust equities	3,716	3,716
Investment in subsidiaries	556,125	532,561
Other assets	2,601	1,207
	$599,326	$610,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Miscellaneous liabilities	$6,401	$2,106
Deferred tax liability	12,943	25,973
Junior subordinated debentures at fair value	73,063	49,988
Stockholders’ equity	506,919	532,450
	$599,326	$610,517

Statements of Operations	Years Ended December 31
	2012	2011	2010
INTEREST INCOME:
Certificates, time deposits and dividends	$218	$277	$362
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	61,329	990	1,760
Equity in undistributed income of subsidiaries	23,507	9,478	(58,766)
Other income	55	46	46
Net change in valuation of financial instruments carried at fair value	(23,075)	(1,563)	(730)
Interest on other borrowings	(3,395)	(4,193)	(4,226)
Other expenses	(2,375)	(2,313)	(2,818)
Net income (loss) before taxes	56,264	2,722	(64,372)
BENEFIT FROM INCOME TAXES	(8,618)	(2,735)	(2,476)
NET INCOME (LOSS)	$64,882	$5,457	$(61,896)

Statements of Cash Flows	Years Ended December 31
	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$64,882	$5,457	$(61,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(23,507)	(9,478)	58,766
Increase (decrease) in deferred taxes	(13,030)	(562)	703
Net change in valuation of financial instruments carried at fair value	23,075	1,563	730
Increase in other assets	(496)	1,933	(847)
Increase (decrease) in other liabilities	4,941	(957)	3
Net cash provided by (used by) operating activities	55,865	(2,044)	(2,541)
INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(332)	(162)	(110)
Additional funds invested in subsidiaries	—	—	(110,000)
Net cash used by investing activities	(332)	(162)	(110,110)
FINANCING ACTIVITIES:
Issuance of stock for stockholder reinvestment program	36,316	21,556	16,201
Redemption of senior preferred stock	(121,528)	—	—
Issuance of stock in secondary offering, net of costs	—	—	161,637
Cash dividends paid	(6,470)	(8,827)	(8,867)
Net cash provided by (used by) financing activities	(91,682)	12,729	168,971
NET INCREASE (DECREASE) IN CASH	(36,149)	10,523	56,320
CASH, BEGINNING OF PERIOD	73,033	62,510	6,190
CASH, END OF PERIOD	$36,884	$73,033	$62,510

Note 24: STOCK REPURCHASES

During 2012, the Company repurchased or redeemed all of its Series A Preferred Stock, realizing gains aggregating $2.5 million, which was partially offset by accelerated amortization of a portion of the initial discount recorded at the issuance of the Series A Preferred Stock. As a result, the accrual for the quarterly dividend was reduced by the retirement of the repurchased shares. As of December 31, 2012, all of the Series A Preferred Stock had been retired. The Company did not repurchase any of its common stock during the years ended December 31, 2012, 2011 or 2010.

Note 25:  CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings (loss) per common share (in thousands, except per share data):

	Years Ended December 31
	2012	2011	2010
Net income (loss)	$64,882	$5,457	$(61,896)
Preferred stock dividend accrual	(4,938)	(6,200)	(6,200)
Preferred stock discount accrual	(3,298)	(1,701)	(1,593)
Gain on repurchase of preferred stock	2,471	—	—
Net income (loss) available to common shareholders	$59,117	$(2,444)	$(69,689)
Weighted average number of common shares outstanding
Basic	18,650	16,724	9,665
Diluted	18,723	16,724	9,665
Earnings (loss) per common share
Basic	$3.17	$(0.15)	$(7.21)
Diluted	$3.16	$(0.15)	$(7.21)

At December 31, 2012 there were 72,523 issued but unvested restricted stock shares that were included in the computation of diluted earnings per share.

Options to purchase an additional 42,521 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.  Also, as of December 31, 2012, the warrant issued to the Treasury in the fourth quarter of 2008 to purchase up to 243,998 shares (post reverse-split) of common stock was not included in the computation of diluted EPS because the exercise price of the warrant was greater than the average market price of common shares.

Note 26:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis for the years ended December 31, 2012 and 2011 were as follows (dollars in thousands except for per share data):

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$47,198	$47,265	$47,174	$45,525
Interest expense	6,072	4,975	4,476	3,991
Net interest income before provision for loan losses	41,126	42,290	42,698	41,534
Provision for loan losses	5,000	4,000	3,000	1,000
Net interest income	36,126	38,290	39,698	40,534
Other operating income	10,971	(9,064)	11,684	13,311
Other operating expenses	37,913	35,666	33,355	34,519
Income (loss) before provision for income taxes	9,184	(6,440)	18,027	19,326
Provision (benefit) for income taxes	—	(31,830)	2,407	4,638
Net income	9,184	25,390	15,620	14,688
Preferred stock dividend	1,550	1,550	1,227	611
Preferred stock discount accretion	454	454	1,216	1,174
Gain on repurchase and retirement of preferred stock	—	—	(2,070)	(401)
Net income available to common shareholders	$7,180	$23,386	$15,247	$13,304
Basic earnings per share	$0.40	$1.27	$0.80	$0.69
Diluted earnings per share	0.40	1.27	0.79	0.69
Cumulative dividends declared	0.01	0.01	0.01	0.01

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$49,663	$49,888	$49,561	$48,451
Interest expense	9,607	8,687	7,833	6,865
Net interest income before provision for loan losses	40,056	41,201	41,728	41,586
Provision for loan losses	17,000	8,000	5,000	5,000
Net interest income	23,056	33,201	36,728	36,586
Other operating income	7,246	9,253	10,340	7,151
Other operating expenses	38,144	40,255	41,038	38,667
Income before provision for income taxes	(7,842)	2,199	6,030	5,070
Provision (benefit) for income taxes	—	—	—	—
Net loss	(7,842)	2,199	6,030	5,070
Preferred stock dividend	1,550	1,550	1,550	1,550
Preferred stock discount accretion	426	425	425	425
Net loss available to common shareholders	$(9,818)	$224	$4,055	$3,095
Basic earnings (loss) per share	$(0.61)	$0.01	$0.24	$0.18
Diluted earnings (loss) per share	(0.61)	0.01	0.24	0.18
Cumulative dividends declared	0.07	0.01	0.01	0.01

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$55,970	$55,634	$54,250	$52,228
Interest expense	17,820	16,693	14,328	11,471
Net interest income before provision for loan losses	38,150	38,941	39,922	40,757
Provision for loan losses	14,000	16,000	20,000	20,000
Net interest income	24,150	22,941	19,922	20,757
Other operating income	7,724	6,186	7,652	7,586
Other operating expenses	35,415	38,024	46,328	41,034
Income before provision for income taxes	(3,541)	(8,897)	(18,754)	(12,691)
Provision (benefit) for income taxes	(2,024)	(3,951)	23,988	—
Net loss	(1,517)	(4,946)	(42,742)	(12,691)
Preferred stock dividend	1,550	1,550	1,550	1,550
Preferred stock discount accretion	398	399	398	398
Net loss available to common shareholders	$(3,465)	$(6,895)	$(44,690)	$(14,639)
Basic earnings (loss) per share	$(1.12)	$(1.96)	$(2.80)	$(0.91)
Diluted earnings (loss) per share	(1.12)	(1.96)	(2.80)	(0.91)
Cumulative dividends declared	0.07	0.07	0.07	0.07

Note 27:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Banks have financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include commitments to extend credit, commitments related to standby letters of credit, commitments to originate loans held for sale, commitments to sell loans secured by one- to four-family residential properties and commitments to sell mortgage-backed securities.  These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance sheet items recognized in our Consolidated Statements of Financial Condition.

The Banks exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Banks use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.

Outstanding commitments for which no liability has been recorded consisted of the following at the dates indicated (dollars in thousands):

	Contract or Notional Amount
	December 31, 2012	December 11, 2011
Undisbursed loans and lines of credit	$907,892	$761,637
Standby letters of credit and financial guarantees	6,660	7,872
To originate loans	10,733	10,516
To originate loans held for sale	89,049	54,082
To sell loans secured by one- to four-family residential properties	70,263	54,082
To sell mortgage backed securities	41,500	—

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Historically, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a "best-efforts" delivery program at or near the time the interest rate is locked with the customer. The Banks then attempted to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Banks. These lock extension costs have not had a material impact to our operations. In 2012, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2012 or 2011. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. We limit our exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event we have forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in Note 1: “Derivative Instruments.”

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

Information pertaining to outstanding interest rate swaps at December 31, 2012 and 2011 follows (dollars in thousands):

	December 31
	2012	2011
Notional amount	$205,505	$117,110
Weighted average pay rate	4.52%	4.66%
Weighted average receive rate	4.11%	3.85%
Weighted average maturity in years	7.9	7.7
Unrealized gain included in total loans	$3,300	$3,559
Unrealized gain included in other assets	$5,053	$2,108
Unrealized loss included in other liabilities	$8,353	$5,666

At December 31, 2012, the Company’s interest rate swap agreements are with the Pacific Coast Bankers Bank, Wells Fargo, N.A., Credit Suisse, and various loan customers.

BANNER CORPORATION

Exhibit	Index of Exhibits

3{a}
Amended and Restated Articles of Incorporation of Registrant [incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 29, 2010 (File No. 000-26584)], as amended on May 26, 2011 [incorporated by reference to the Current Report on Form 8-K filed on June 1, 2011 (File No. 000-26584)].

3{b}
Certificate of designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series A [incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

3{c}	Bylaws of Registrant [incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 1, 2011 (File No. 0-26584)].

4{a}	Warrant to purchase shares of Company's common stock dated November 21, 2008 [incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)]

4{b}
Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated November 21, 2008 between the Company and the United States Department of the Treasury [incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{a}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{b}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{c}	Employment Agreement, as amended, with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2012 (File No. 000-265840].

10{d}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{e}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{f}	1996 Management Recognition and Development Plan [incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{g}
Consultant Agreement with Jesse G. Foster, dated as of December 19, 2003 [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-23584)].

10{h}
Employment Agreement with Gary Sirmon dated as of January 23, 2003 [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-23584)].

10{i}	Supplemental Retirement Plan as Amended with Jesse G. Foster [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-26584)].

10{j}	Employment Agreement with Lloyd W. Baker [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-26584)].

10{k}	Employment Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-26584)].

10{l}
Supplemental Executive Retirement Program Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{m}
Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker, Cynthia D. Purcell and Paul E. Folz [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 and the exhibits filed with the Form 8-K on May 6, 2008].

10{n}	1998 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated February 2, 1999 (File No. 333-71625)].

10{o}	2001 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 8, 2001 (File No. 333-67168)].

10{p}
Form of Employment Contract entered into with Cynthia D. Purcell, Richard B. Barton, Paul E. Folz and Douglas M. Bennett [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{q}
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

10{s}	Long-Term Incentive Plan and Form of Repricing Agreement [incorporated by reference to the exhibits filed with the Current Report on Form 8-K on May 6, 2008].

10{t}	Form of Compensation Modification Agreement [incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{u}
2005 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-26584)].

10{v}	Entry into an Indemnification Agreement with each of the Registrant's Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010].

10{w}	2012 Restricted Stock Plan [incorporated by reference to Appendix B included in the Registrant's definitive proxy statement filed on March 22, 2012 (File No. 000-26584)].

10{x}	Form of Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant's Current Report on Form 8-K filed on April 25, 2012 (File No. 000-26584)].

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer of Banner Corporation to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15.

99.2	Certification of Principal Financial Officer of Banner Corporation to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15.

101
The following materials from Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.