Form 10-Q
period 2013-03-31
BANNER CORP
filed 2013-05-07
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.
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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of April 30, 2013
Common Stock, $.01 par value per share			19,461,758 shares *

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

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012	5

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012	6

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012	7

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	9

Selected Notes to the Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	47

Comparison of Financial Condition at March 31, 2013 and December 31, 2012	52

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011	53

Asset Quality	57

Liquidity and Capital Resources	60

Capital Requirements	61

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	62

Sensitivity Analysis	62

Item 4 - Controls and Procedures	66

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	67

Item 1A - Risk Factors	67

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3 - Defaults upon Senior Securities	67

Item 4 – Mine Safety Disclosures	67

Item 5 - Other Information	67

Item 6 - Exhibits	68

SIGNATURES	70

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2013 and December 31, 2012

ASSETS	March 31 2013	December 31 2012
Cash and due from banks	$155,714	$181,298
Securities—trading, amortized cost $80,193 and $90,339, respectively	67,761	71,232
Securities—available-for-sale, amortized cost $473,908 and $469,650, respectively	476,683	472,920
Securities—held-to-maturity, fair value $93,785 and $92,458, respectively	88,408	86,452
Federal Home Loan Bank (FHLB) stock	36,373	36,705
Loans receivable:
Held for sale	5,384	11,920
Held for portfolio	3,234,937	3,223,794
Allowance for loan losses	(77,128)	(77,491)
	3,163,193	3,158,223
Accrued interest receivable	15,235	13,930
Real estate owned (REO), held for sale, net	11,160	15,778
Property and equipment, net	88,414	89,117
Intangible assets, net	3,724	4,230
Bank-owned life insurance (BOLI)	60,425	59,891
Income taxes	34,242	35,007
Other assets	36,294	40,781
	$4,237,626	$4,265,564
LIABILITIES
Deposits:
Non-interest-bearing	$962,156	$981,240
Interest-bearing transaction and savings accounts	1,575,525	1,547,271
Interest-bearing certificates	982,903	1,029,293
	3,520,584	3,557,804
Advances from FHLB at fair value	278	10,304
Other borrowings	88,446	76,633
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	73,220	73,063
Accrued expenses and other liabilities	24,157	26,389
Deferred compensation	14,879	14,452
	3,721,564	3,758,645
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 19,462,483 shares issued and 19,428,143 shares outstanding at March 31, 2013; 19,454,965 shares issued and 19,420,625 shares outstanding at December 31, 2012	568,116	567,907
Accumulated deficit	(51,851)	(61,102)
Accumulated other comprehensive income	1,784	2,101
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost: 34,340 restricted shares outstanding at March 31, 2013 and December 31, 2012	(1,987)	(1,987)
	516,062	506,919
	$4,237,626	$4,265,564
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31
	2013	2012
INTEREST INCOME:
Loans receivable	$41,489	$44,352
Mortgage-backed securities	1,172	927
Securities and cash equivalents	1,847	2,283
	44,508	47,562
INTEREST EXPENSE:
Deposits	2,719	4,448
FHLB advances	24	63
Other borrowings	56	549
Junior subordinated debentures	741	1,012
	3,540	6,072
Net interest income before provision for loan losses	40,968	41,490
PROVISION FOR LOAN LOSSES	—	5,000
Net interest income	40,968	36,490
OTHER OPERATING INCOME:
Deposit fees and other service charges	6,301	5,869
Mortgage banking operations	2,838	2,475
Miscellaneous	790	578
	9,929	8,922
Gain on sale of securities	1,006	—
Other-than-temporary impairment recovery	409	—
Net change in valuation of financial instruments carried at fair value	(1,347)	1,685
Total other operating income	9,997	10,607
OTHER OPERATING EXPENSES:
Salary and employee benefits	20,729	19,510
Less capitalized loan origination costs	(2,871)	(2,250)
Occupancy and equipment	5,329	5,477
Information/computer data services	1,720	1,515
Payment and card processing expenses	2,305	1,890
Professional services	905	1,344
Advertising and marketing	1,499	2,066
Deposit insurance	645	1,363
State/municipal business and use taxes	464	568
REO operations	(251)	2,598
Amortization of core deposit intangibles	505	552
Miscellaneous	3,120	3,280
Total other operating expenses	34,099	37,913
Income before provision for income taxes	16,866	9,184
PROVISION FOR INCOME TAXES	5,284	—
NET INCOME	11,582	9,184
PREFERRED STOCK DIVIDEND, DISCOUNT ACCRETION AND GAINS
Preferred stock dividend	—	1,550
Preferred stock discount accretion	—	454
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,582	$7,180
Earnings per common share:
Basic	$0.60	$0.40
Diluted	$0.60	$0.40
Cumulative dividends declared per common share	$0.12	$0.01
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31
	2013	2012
NET INCOME	$11,582	$9,184
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on AFS securities arising during the period	(378)	(55)
Income tax benefit (expense) related to AFS unrealized holding gains (losses)	136	20
Reclassification for net (gains) losses on AFS securities realized in earnings	(117)	—
Income tax benefit (expense) related to AFS unrealized holding gains (losses)	42	—
Amortization of unrealized gain on tax exempt securities transferred from available-for-sale to held-to-maturity	—	2
Other comprehensive income (loss)	(317)	(33)
COMPREHENSIVE INCOME	$11,265	$9,151

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Three Months Ended March 31, 2013

	Preferred Stock		Common Stock and Paid in Capital		(Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2013	—	$—	19,420,625	$567,907	$(61,102)	$2,101	(1,987)	$506,919
Net income					11,582			11,582
Change in valuation of securities—available-for-sale, net of income tax						(317)		(317)
Accrual of dividends on common stock ($.12/share cumulative)					(2,331)			(2,331)
Proceeds from issuance of common stock for stockholder reinvestment program			58	2				2
Amortization of compensation related to restricted stock grant			7,460	207				207
BALANCE, March 31, 2013	—	$—	19,428,143	$568,116	$(51,851)	$1,784	$(1,987)	$516,062

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Year Ended December 31, 2012

	Preferred Stock		Common Stock and Paid in Capital		(Accumulated Deficit)	Accumulated Other Comprehensive Income	Unearned Restricted ESOP Shares	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2012	124,000	$120,702	17,519,132	$531,149	$(119,465)	$2,051	$(1,987)	$532,450
Net income					64,882			64,882
Change in valuation of securities—available-for-sale, net of income tax						42		42
Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						8		8
Accretion of preferred stock discount		3,298			(3,298)			—
Accrual of dividends on preferred stock					(4,938)			(4,938)
Repurchase of preferred stock	(124,000)	(124,000)						(124,000)
Gain on repurchase of preferred stock					2,471			2,471
Accrual of dividends on common stock ($.04/share cumulative)					(754)			(754)
Proceeds from issuance of common stock for stockholder reinvestment program			1,814,320	36,317				36,317
Amortization of compensation related to restricted stock grant			87,173	434				434
Amortization of compensation related to stock options				7				7
BALANCE, December 31, 2012	—	$—	19,420,625	$567,907	$(61,102)	$2,101	$(1,987)	$506,919

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31
	2013	2012
OPERATING ACTIVITIES:
Net income	$11,582	$9,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,852	1,907
Deferred income and expense, net of amortization	1,516	542
Amortization of core deposit intangibles	505	552
Gain on sale of securities	(1,006)	—
Other-than-temporary impairment recovery	(409)	—
Net change in valuation of financial instruments carried at fair value	1,347	(1,685)
Purchases of securities-trading	(4,190)	—
Proceeds from sales of securities-trading	6,070	—
Principal repayments and maturities of securities—trading	1,948	4,046
Decrease in deferred taxes	6,212	—
Decrease in current taxes payable	(6,537)	—
Equity-based compensation	207	45
Increase in cash surrender value of bank-owned life insurance	(528)	(489)
Gain on sale of loans, net of capitalized servicing rights	(2,130)	(1,736)
Gain on disposal of real estate held for sale and property and equipment	(816)	(113)
Provision for losses on loans and real estate held for sale	73	6,629
Origination of loans held for sale	(127,214)	(122,732)
Proceeds from sales of loans held for sale	135,880	122,853
Net change in:
Other assets	3,707	1,360
Other liabilities	(2,885)	(1,866)
Net cash provided from operating activities	25,184	18,497
INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(52,673)	(46,409)
Principal repayments and maturities of available-for-sale securities	33,055	124,547
Proceeds from sales of securities available-for-sale	13,900	—
Purchases of securities held-to-maturity	(2,083)	(1,896)
Principal repayments and maturities of securities held-to-maturity	54	451
Principal repayments of loans, net of originations	(12,985)	65,012
Purchases of loans and participating interest in loans	(91)	(4,635)
Purchases of property and equipment	(1,133)	(587)
Proceeds from sale of real estate held for sale, net	6,464	15,410
Other	326	(3)
Net cash (used by) provided from investing activities	(15,166)	151,890
FINANCING ACTIVITIES:
Decrease in deposits, net	(37,220)	(49,483)
Repayment of FHLB advances	(10,002)	(2)
Increase (decrease) in other borrowings, net	11,813	(60,878)
Cash dividends paid	(195)	(1,725)
Cash proceeds from issuance of stock for stockholder reinvestment plan	2	8,874
Net cash used by financing activities	(35,602)	(103,214)
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(25,584)	67,173
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	181,298	132,436
CASH AND DUE FROM BANKS, END OF PERIOD	$155,714	$199,609
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$3,710	$6,715
Taxes paid in cash	5,431	—
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	1,341	1,611

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  Certain reclassifications have been made to the 2012 Consolidated Financial Statements and/or schedules to conform to the 2013 presentation.  These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial.  All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC (2012 Form 10-K).  Interim results are not necessarily indicative of results for a full year.

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

Income Tax Reporting and Accounting:

Amended Federal Income Tax Returns:  The Company has years 2008-2012 open under the Statute of Limitations provisions of the Internal Revenue Code of 1986. Refund claims have been filed for 2008 and 2009 for which carry back of NOLs and tax credits has been applied for in 2005-2007. Aside from the refund claims applied for in 2005-2007, those years are otherwise closed under the Statute of Limitations.  The amended tax returns, which are under review by the Internal Revenue Service (IRS), could significantly affect the timing for recognition of credit losses within previously filed income tax returns and, if approved, would result in the refund of up to $13.6 million of previously paid taxes from the utilization of net operating loss carryback claims into prior tax years.  The outcome of the IRS review is inherently uncertain, and since there can be no assurance of approval of some or all of the tax carryback claims, no asset has been recognized to reflect the possible results of these amendments as of March 31, 2013 and 2012.  Accordingly, the Company does not anticipate recognizing any tax benefit until the results of the IRS review have been determined. We expect this review to be completed and the issue resolved during 2013.

Deferred Tax Asset Valuation Allowance:  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of Banner’s deferred tax assets will not be realized.  During the quarter ended September 30, 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a full valuation allowance against the net asset.  At each subsequent quarter-end, the Company has re-analyzed that position and the Company continued to maintain a full valuation allowance through March 31, 2012.  During the quarter ended June 30, 2012, management analyzed the Company’s performance and trends over the previous five quarters, focusing on trends in asset quality, loan loss provisioning, capital position, net interest margin, core operating income and net income and the likelihood of continued profitability.  Based on this analysis, management determined that a full valuation allowance was no longer appropriate and reversed nearly all of the valuation allowance at that time.  The Company utilized the remaining valuation allowance to offset tax expense in the third and fourth quarters of 2012.  The ultimate utilization of a deferred tax valuation allowance and realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.  See Note 12 of the Selected Notes to the Consolidated Financial Statements for more information.

Stockholder Equity Transactions:

Restricted Stock Grants:  On April 24, 2012, shareholders approved the Banner Corporation 2012 Restricted Stock Plan (the Plan).  Under the Plan, the Company was authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner and its affiliates.  Shares granted under the Plan have a minimum vesting period of three years.  The Plan shall continue in effect for a term of ten years, after which no further awards may be granted.  As of March 31, 2013, the Company had granted 97,995 shares of restricted stock from the 2012 Restricted Stock Plan and 34,257 shares in accordance with the CEO's employment agreement.

Preferred Stock:  On March 29, 2012, the Company’s $124 million of senior preferred stock with a liquidation value of $1,000 per share, originally issued to the U.S. Treasury as part of its Capital Purchase Program, was sold by the Treasury as part of its efforts to manage and recover its investments under the Troubled Asset Relief Program (TARP).  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company’s capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  The Treasury retained its related warrants to purchase up to $18.6 million in Banner common stock (243,998 shares). Subsequent to March 29, 2012 and by the end of the year ended December 31, 2012, the Company repurchased or redeemed all of its Series A Preferred Stock.

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED

Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") No. 2011-11, "Disclosures About Offsetting Assets and Liabilities." The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial condition as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The provisions of ASU No. 2013-01 limits the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions.

The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impact disclosure requirements related to the offsetting of assets and liabilities and information instruments and transactions eligible for offset in the statement of financial condition, the adoption had no impact on the Company's consolidated statements of operations and financial condition.

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also require that entities present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities). The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	March 31 2013	December 31 2012	March 31 2012
Interest-bearing deposits included in cash and due from banks	$96,300	$114,928	$143,885
U.S. Government and agency obligations	79,959	98,617	238,866
Municipal bonds:
Taxable	43,921	31,480	18,071
Tax exempt	110,062	103,545	90,965
Total municipal bonds	153,983	135,025	109,036
Corporate bonds	47,233	48,519	43,674
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	89,036	105,770	112,328
One- to four-family residential other	1,282	1,299	1,808
Multifamily agency guaranteed	200,012	188,136	35,156
Multifamily other	10,787	10,659	—
Total mortgage-backed or related securities	301,117	305,864	149,292
Asset-backed securities:
Student Loan Marketing Association (SLMA)	32,239	32,474	—
Other asset-backed securities	18,261	10,042	—
Total asset-backed securities	50,500	42,516	—
Equity securities (excludes FHLB stock)	60	63	407
Total securities	632,852	630,604	541,275
FHLB stock	36,373	36,705	37,371
	$765,525	$782,237	$722,531

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at March 31, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	March 31, 2013			December 31, 2012
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,370	$1,617	2.4%	$1,380	$1,637	2.3%
Municipal bonds:
Tax exempt	5,245	5,347	7.9	5,590	5,684	8.0
Corporate bonds	49,678	34,520	50.9	57,807	35,741	50.2
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	14,952	16,166	23.9	16,574	17,911	25.1
Multifamily agency guaranteed	8,934	10,051	14.8	8,974	10,196	14.3
Total mortgage-backed or related securities	23,886	26,217	38.7	25,548	28,107	39.4
Equity securities	14	60	0.1	14	63	0.1
	$80,193	$67,761	100.0%	$90,339	$71,232	100.0%

There were 21 sales of securities—trading totaling $6.1 million with a resulting net gain of $1.1 million during the three months ended March 31, 2013, including $1.0 million which represented recoveries on certain collateralized debt obligations that had previously been written off. There were no sales of securities—trading during the three months ended March 31, 2012.  The Company recognized a $409,000 OTTI recovery on securities—trading related to the sale of certain equity securities issued by government sponsored entities during the three months ended March 31, 2013 and no OTTI charges or recoveries during the three months ended March 31, 2012.  As of March 31, 2013 and 2012, there were no securities—trading in a nonaccrual status.

The amortized cost and estimated fair value of securities—trading at March 31, 2013 and December 31, 2012, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	4,390	4,732	4,496	4,867
Due after five years through ten years	13,830	15,021	14,251	15,536
Due after ten years through twenty years	11,882	10,945	12,055	11,346
Due after twenty years	50,077	37,003	59,523	39,420
	80,179	67,701	90,325	71,169
Equity securities	14	60	14	63
	$80,193	$67,761	$90,339	$71,232

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at March 31, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$78,085	$295	$(38)	$78,342	16.4%
Municipal bonds:
Taxable	32,613	232	(39)	32,806	6.9
Tax exempt	29,272	254	(54)	29,472	6.2
Total municipal bonds	61,885	486	(93)	62,278	13.1
Corporate bonds	10,629	35	(1)	10,663	2.2
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	72,468	954	(552)	72,870	15.3
One- to four-family residential other	1,195	87	—	1,282	0.3
Multifamily agency guaranteed	188,553	1,691	(283)	189,961	39.8
Multifamily other	10,677	110	—	10,787	2.3
Total mortgage-backed or related securities	272,893	2,842	(835)	274,900	57.7
Asset-backed securities:
SLMA	32,083	173	(17)	32,239	6.8
Other asset-backed securities	18,333	—	(72)	18,261	3.8
Total asset-backed securities	50,416	173	(89)	50,500	10.6
	$473,908	$3,831	$(1,056)	$476,683	100.0%

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$96,666	$367	$(53)	$96,980	20.5%
Municipal bonds:
Taxable	20,987	233	(67)	21,153	4.5
Tax exempt	23,575	221	(11)	23,785	5.0
Total municipal bonds	44,562	454	(78)	44,938	9.5
Corporate bonds	10,701	37	(9)	10,729	2.3
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	87,392	1,051	(584)	87,859	18.6
One- to four-family residential other	1,223	76	—	1,299	0.3
Multifamily agency guaranteed	176,026	2,140	(226)	177,940	37.6
Multifamily other	10,700	4	(45)	10,659	2.2
Total mortgage-backed or related securities	275,341	3,271	(855)	277,757	58.7
Asset-backed securities:
SLMA	32,309	210	(45)	32,474	6.9
Other asset-backed securities	10,071	—	(29)	10,042	2.1
Total asset-backed securities	42,380	210	(74)	42,516	9.0
	$469,650	$4,339	$(1,069)	$472,920	100.0%

At March 31, 2013 and December 31, 2012, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$15,964	$(38)	$—	$—	$15,964	$(38)
Municipal bonds:
Taxable	11,776	(39)	—	—	11,776	(39)
Tax exempt	10,574	(53)	382	(1)	10,956	(54)
Total municipal bonds	22,350	(92)	382	(1)	22,732	(93)
Corporate bonds	3,179	(1)	—	—	3,179	(1)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	23,923	(309)	10,798	(243)	34,721	(552)
Multifamily agency guaranteed	49,007	(283)	—	—	49,007	(283)
Total mortgage-backed or related securities	72,930	(592)	10,798	(243)	83,728	(835)
Asset-backed securities:
SLMA	16,451	(17)	—	—	16,451	(17)
Other asset-backed securities	18,261	(72)	—	—	18,261	(72)
Total asset-backed securities	34,712	(89)	—	—	34,712	(89)
	$149,135	$(812)	$11,180	$(244)	$160,315	$(1,056)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$22,955	$(53)	$—	$—	$22,955	$(53)
Municipal bonds:
Taxable	11,009	(67)	—	—	11,009	(67)
Tax exempt	4,619	(11)	—	—	4,619	(11)
Total municipal bonds	15,628	(78)	—	—	15,628	(78)
Corporate bonds	6,670	(9)	—	—	6,670	(9)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	32,459	(503)	5,746	(81)	38,205	(584)
Multifamily agency guaranteed	32,170	(226)	—	—	32,170	(226)
Multifamily other	7,279	(45)	—	—	7,279	(45)
Total mortgage-backed or related securities	71,908	(774)	5,746	(81)	77,654	(855)
Asset-backed securities:
SLMA	9,674	(45)	—	—	9,674	(45)
Other asset-backed securities	10,042	(29)	—	—	10,042	(29)
Total asset-backed securities	19,716	(74)	—	—	19,716	(74)
	$136,877	$(988)	$5,746	$(81)	$142,623	$(1,069)

Proceeds from the sale of four securities—available-for-sale during the three months ended March 31, 2013 were $13.9 million with a resulting loss of $117,000. There were no sales of securities—available-for-sale during the three months ended March 31, 2012.  At March 31, 2013, there were 59 securities—available for sale with unrealized losses, compared to 52 securities at December 31, 2012.  Management does not believe that any individual unrealized loss as of March 31, 2013 represents OTTI.  The decline in fair market values of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available-for-sale at March 31, 2013 and December 31, 2012, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,539	$9,576	$16,369	$16,393
Due after one year through five years	250,405	251,532	205,913	207,147
Due after five years through ten years	115,019	115,980	132,372	133,407
Due after ten years through twenty years	39,877	39,892	43,386	43,414
Due after twenty years	59,068	59,703	71,610	72,559
	$473,908	$476,683	$469,650	$472,920

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at March 31, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$11,115	$461	$(18)	$11,558	12.3%
Tax exempt	75,243	5,008	(74)	80,177	85.5
Total municipal bonds	86,358	5,469	(92)	91,735	97.8
Corporate bonds	2,050	—	—	2,050	2.2
	$88,408	$5,469	$(92)	$93,785	100.0%

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$10,326	$436	$(157)	$10,605	11.5%
Tax exempt	74,076	5,757	(30)	79,803	86.3
Total municipal bonds	84,402	6,193	(187)	90,408	97.8
Corporate bonds	2,050	—	—	2,050	2.2
	$86,452	$6,193	$(187)	$92,458	100.0%

At March 31, 2013 and December 31, 2012, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$3,313	$(18)	$—	$—	$3,313	$(18)
Tax exempt	5,354	(74)	—	—	5,354	(74)
	$8,667	$(92)	$—	$—	$8,667	$(92)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$4,137	$(157)	$—	$—	$4,137	$(157)
Tax exempt	910	(30)	—	—	910	(30)
	$5,047	$(187)	$—	$—	$5,047	$(187)

There were no sales of securities—held-to-maturity and the Company recognized no OTTI charges on securities—held-to-maturity during the three months ended March 31, 2013 and 2012.  As of March 31, 2013, there were no securities—held-to-maturity in a nonaccrual status.  There were seven securities—held-to-maturity with unrealized losses at March 31, 2013, compared to five securities at December 31, 2012.  Management does not believe that any individual unrealized loss as of March 31, 2013 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—held-to-maturity at March 31, 2013 and December 31, 2012, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,322	$3,383	$3,323	$3,410
Due after one year through five years	13,634	14,261	13,641	14,335
Due after five years through ten years	13,230	13,475	13,295	13,452
Due after ten years through twenty years	55,097	59,403	53,031	57,868
Due after twenty years	3,125	3,263	3,162	3,393
	$88,408	$93,785	$86,452	$92,458

Pledged Securities: The following table presents, as of March 31, 2013, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$116,343	$121,720
Interest rate swap counterparties	10,967	11,152
Retail repurchase agreements	104,594	106,562
Total pledged securities	$231,904	$239,434

The carrying value of investment securities pledged to secure borrowings as of March 31, 2013 was $235 million.

Note 6:  FHLB STOCK

The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.  For the three months ended March 31, 2013 and 2012, the Banks did not receive any dividend income on FHLB stock.  At March 31, 2013 and December 31, 2012, respectively, the Company had recorded $36.4 million and $36.7 million in FHLB stock.  This stock is generally viewed as a long-term investment and is carried at par.  It does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

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

The FHLB of Seattle announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. The FHLB of Seattle announced on September 7, 2012 that the FHFA now considers the FHLB of Seattle to be adequately capitalized. Dividends on, or repurchases of, the FHLB of Seattle stock continue to require consent of the FHFA. The FHFA subsequently approved the repurchase of portions of FHLB of Seattle stock, and as of March 31, 2013, the FHLB had repurchased $998,500 of the Banks' stock, including $332,600 during the quarter ending March 31, 2013. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of Banner's investment. Based on the above, the Company has determined there is not any impairment on the FHLB stock investment as of March 31, 2013.

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

Loans receivable, including loans held for sale, at March 31, 2013, December 31, 2012 and March 31, 2012 are summarized as follows (dollars in thousands):

	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$497,442	15.3%	$489,581	15.1%	$468,318	14.5%
Investment properties	602,761	18.6	583,641	18.0	612,617	19.0
Multifamily real estate	134,290	4.1	137,504	4.3	132,306	4.1
Commercial construction	34,762	1.1	30,229	0.9	40,276	1.2
Multifamily construction	34,147	1.1	22,581	0.7	20,654	0.6
One- to four-family construction	171,876	5.3	160,815	5.0	148,717	4.6
Land and land development:
Residential	78,446	2.4	77,010	2.4	89,329	2.7
Commercial	12,477	0.4	13,982	0.4	12,044	0.4
Commercial business	619,478	19.1	618,049	19.1	609,497	18.9
Agricultural business, including secured by farmland	210,225	6.5	230,031	7.1	188,955	5.9
One- to four-family real estate	566,730	17.5	581,670	18.0	619,511	19.2
Consumer:
Consumer	112,382	3.5	120,498	3.7	106,978	3.3
Consumer secured by one- to four-family	165,305	5.1	170,123	5.3	180,460	5.6
Total loans outstanding	3,240,321	100.0%	3,235,714	100.0%	3,229,662	100.0%
Less allowance for loan losses	(77,128)		(77,491)		(81,544)
Net loans	$3,163,193		$3,158,223		$3,148,118

Loan amounts are net of unearned loan fees and unamortized costs of $9 million as of March 31, 2013 and December 31, 2012 and $10 million as of March 31, 2012.

The Company’s total loans by geographic concentration at March 31, 2013 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate:
Owner-occupied	$376,330	$58,671	$57,363	$5,078	$497,442
Investment properties	467,720	87,184	43,750	4,107	602,761
Multifamily real estate	112,625	13,208	8,196	261	134,290
Commercial construction	23,636	6,566	1,207	3,353	34,762
Multifamily construction	15,566	18,581	—	—	34,147
One- to four-family construction	97,016	72,729	2,131	—	171,876
Land and land development:
Residential	47,106	29,614	1,726	—	78,446
Commercial	7,482	3,043	1,952	—	12,477
Commercial business	393,638	83,574	55,047	87,219	619,478
Agricultural business, including secured by farmland	105,886	38,934	65,405	—	210,225
One- to four-family real estate	352,209	188,804	23,660	2,057	566,730
Consumer:
Consumer secured by one- to four-family	111,010	41,897	11,721	677	165,305
Consumer—other	76,807	30,233	5,337	5	112,382
Total loans	$2,187,031	$673,038	$277,495	$102,757	$3,240,321
Percent of total loans	67.5%	20.8%	8.5%	3.2%	100.0%

The geographic concentrations of the Company’s land and land development loans by state at March 31, 2013 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$8,982	$12,071	$1,523	$22,576
Improved land and lots	29,463	17,093	203	46,759
Unimproved land	8,661	450	—	9,111
Commercial:
Acquisition and development	—	—	482	482
Improved land and lots	4,143	136	541	4,820
Unimproved land	3,339	2,907	929	7,175
Total land and land development loans	$54,588	$32,657	$3,678	$90,923
Percent of land and land development loans	60.0%	35.9%	4.1%	100.0%

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, at March 31, 2013, December 31, 2012 and March 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Fixed-rate (term to maturity):
Due in one year or less	$152,586	$183,004	$213,503
Due after one year through three years	176,372	171,724	231,148
Due after three years through five years	187,021	173,251	175,846
Due after five years through ten years	172,654	167,858	159,453
Due after ten years	445,872	473,927	477,495
Total fixed-rate loans	1,134,505	1,169,764	1,257,445
Adjustable-rate (term to rate adjustment):
Due in one year or less	1,274,415	1,260,472	1,188,664
Due after one year through three years	253,048	275,223	387,588
Due after three years through five years	515,861	467,895	363,719
Due after five years through ten years	62,443	60,316	25,863
Due after ten years	49	2,044	6,383
Total adjustable-rate loans	2,105,816	2,065,950	1,972,217
Total loans	$3,240,321	$3,235,714	$3,229,662

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

Impaired Loans and the Allowance for Loan Losses.  A loan is considered impaired when, based on current information and circumstances, the Company determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are comprised of loans on nonaccrual, troubled debt restructurings (TDRs) that are performing under their restructured terms, and loans that are 90 days or more past due, but are still on accrual.

Troubled Debt Restructures. Some of the Company’s loans are reported as TDRs.  Loans are reported as TDRs when the bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  Our TDRs have generally not involved forgiveness of amounts due, but almost always include a modification of multiple factors; the most common combination includes interest rate, payment amount and maturity date. As a result of these concessions, restructured loans are impaired as the bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  Loans identified as TDRs are accounted for in accordance with the Banks’ impaired loan accounting policies.

The amount of impaired loans and the related allocated reserve for loan losses as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate:
Owner-occupied	$3,558	$52	$4,105	$618
Investment properties	3,169	53	2,474	56
Multifamily real estate	339	71	—	—
One- to four-family construction	1,951	308	1,565	326
Land and land development:
Residential	1,777	233	2,061	323
Commercial	—	—	46	12
Commercial business	4,370	341	4,750	344
One- to four-family residential	12,875	387	12,964	520
Consumer:
Consumer secured by one- to four-family	1,838	24	2,073	41
Consumer—other	1,240	121	1,323	16
Total nonaccrual loans	$31,117	$1,590	$31,361	$2,256
Past due and still accruing	$2,289	$4	$3,029	$62
Troubled debt restructuring on accrual status:
Commercial real estate:
Owner-occupied	$187	$4	$188	$4
Investment properties	7,020	1,026	7,034	664
Multifamily real estate	7,075	1,775	7,131	1,665
One- to four-family construction	6,551	1,007	6,726	1,115
Land and land development:
Residential	4,542	788	4,842	667
Commercial business	1,194	215	2,975	610
One- to four-family residential	27,013	1,916	27,540	1,228
Consumer:
Consumer secured by one- to four-family	544	32	538	29
Consumer—other	485	62	488	38
Total troubled debt restructurings on accrual status	54,611	6,825	57,462	6,020
Total impaired loans	$88,017	$8,419	$91,852	$8,338

As of March 31, 2013 and December 31, 2012, the Company had additional commitments to advance funds up to an amount of $1.8 million related to TDRs.

The following tables provide additional information on impaired loans with and without specific allowance reserves as of March 31, 2013 and December 31, 2012 (in thousands):

	At or For the Three Months Ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$1,018	$1,168	$52	$1,027	$—
Investment properties	284	467	53	289	—
Multifamily real estate	339	339	71	339	—
One- to four-family construction	992	1,108	96	1,036	—
Land and land development:
Residential	691	905	233	731	—
Commercial business	1,427	2,145	271	1,537	—
One- to four-family residential	8,187	9,013	80	8,260	2
Consumer:
Consumer secured by one- to four-family	1,496	2,001	23	1,502	—
Consumer—other	952	1,070	9	942	—
	15,386	18,216	888	15,663	2
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	$2,727	$2,727	$4	$2,750	$3
Investment properties	9,905	11,532	1,026	10,138	85
Multifamily real estate	7,075	7,075	1,775	7,076	90
One- to-four family construction	7,511	7,511	1,219	6,947	65
Land and land development:
Residential	5,628	5,628	789	5,719	52
Commercial business	4,137	4,498	285	4,247	14
One- to four-family residential	33,944	34,843	2,225	33,730	311
Consumer:
Consumer secured by one- to four-family	885	898	33	891	7
Consumer—other	819	834	175	820	8
	72,631	75,546	7,531	72,318	635
Total
Commercial real estate:
Owner-occupied	$3,745	$3,895	$56	$3,777	$3
Investment properties	10,189	11,999	1,079	10,427	85
Multifamily real estate	7,414	7,414	1,846	7,415	90
One- to four-family construction	8,503	8,619	1,315	7,983	65
Land and land development:
Residential	6,319	6,533	1,022	6,450	52
Commercial business	5,564	6,643	556	5,784	14
One- to four-family residential	42,131	43,856	2,305	41,990	313
Consumer:
Consumer secured by one- to four-family	2,381	2,899	56	2,393	7
Consumer—other	1,771	1,904	184	1,762	8
	$88,017	$93,762	$8,419	$87,981	$637

	At or For the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$1,300	$1,551	$103	$1,470	$—
Investment properties	624	861	90	735	17
Multifamily real estate	2,131	2,131	392	2,136	113
One- to four-family construction	4,460	4,460	571	3,335	145
Land and land development:
Residential	2,122	2,587	404	2,948	73
Commercial	46	46	12	46	—
Commercial business	4,352	4,970	821	2,121	154
One- to four-family residential	10,886	12,004	150	11,458	44
Consumer:
Consumer secured by one- to four-family	1,641	2,335	54	1,966	14
Consumer—other	1,167	1,275	16	1,297	5
	28,729	32,220	2,613	27,512	565
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	$2,993	$2,993	$518	$3,113	$—
Investment properties	8,884	10,120	630	9,449	229
Multifamily real estate	5,000	5,000	1,273	5,000	295
One- to-four family construction	3,831	3,831	870	3,611	194
Land and land development:
Residential	4,782	4,782	586	5,039	185
Commercial	—	—	—	—	—
Commercial business	3,373	3,734	134	3,931	6
One- to four-family residential	32,494	33,672	1,656	33,100	1,259
Consumer:
Consumer secured by one- to four-family	1,042	1,140	26	1,074	15
Consumer—other	724	740	32	754	—
	63,123	66,012	5,725	65,071	2,183
Total
Commercial real estate
Owner-occupied	$4,293	$4,544	$621	$4,583	$—
Investment properties	9,508	10,981	720	10,184	246
Multifamily real estate	7,131	7,131	1,665	7,136	408
One- to four-family construction	8,291	8,291	1,441	6,946	339
Land and land development
Residential	6,904	7,369	990	7,987	258
Commercial	46	46	12	46	—
Commercial business	7,725	8,704	955	6,052	160
One- to four-family residential	43,380	45,676	1,806	44,558	1,303
Consumer
Consumer secured by one- to four-family	2,683	3,475	80	3,040	29
Consumer—other	1,891	2,015	48	2,051	5
	$91,852	$98,232	$8,338	$92,583	$2,748

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following tables present TDRs at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial real estate:
Owner-occupied	$187	$1,287	$1,474
Investment properties	7,020	1,486	8,506
Multifamily real estate	7,075	—	7,075
One- to four-family construction	6,551	1,143	7,694
Land and land development:
Residential	4,542	—	4,542
Commercial business	1,194	577	1,771
One- to four-family residential	27,013	3,525	30,538
Consumer:
Consumer secured by one- to four-family	544	467	1,011
Consumer—other	485	334	819
	$54,611	$8,819	$63,430

	December 31, 2012
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial real estate:
Owner-occupied	$188	$1,551	$1,739
Investment properties	7,034	1,514	8,548
Multifamily real estate	7,131	—	7,131
One- to four-family construction	6,726	1,044	7,770
Land and land development:
Residential	4,842	15	4,857
Commercial business	2,975	247	3,222
One- to four-family residential	27,540	2,703	30,243
Consumer:
Consumer secured by one- to four-family	538	496	1,034
Consumer—other	488	396	884
	$57,462	$7,966	$65,428

The following tables present new TDRs that occurred during the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31, 2013
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
One- to four-family construction	4	$427	$427
One- to four-family residential	10	3,709	3,695
	14	$4,136	$4,122

	Three Months Ended March 31, 2012
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate
Investment properties	2	$877	$877
One- to four-family construction	2	750	750
Land and land development—residential	2	560	560
Commercial business	3	355	355
One- to four-family residential	15	8,489	8,489
Consumer	2	291	291
	26	$11,322	$11,322

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

The following table presents TDRs which incurred a payment default within twelve months of the restructure date during the three-month periods ended March 31, 2013 and 2012 (in thousands).  A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off:

	Three Months Ended March 31
	2013	2012
Commercial real estate:
Owner occupied	$—	$29
Investment properties	—	2,353
Commercial business	351	—
One- to four-family residential	—	231
Consumer secured by one- to four-family	—	85
Total	$351	$2,698

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the three months ended March 31, 2013.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four- Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,049,911	$127,315	$304,986	$590,905	$209,291	$546,874	$271,767	$3,101,049
Special mention	13,338	—	2,015	4,798	685	437	145	21,418
Substandard	36,410	6,975	24,707	23,764	249	19,419	5,775	117,299
Doubtful	544	—	—	11	—	—	—	555
Loss	—	—	—	—	—	—	—	—
Total loans	$1,100,203	$134,290	$331,708	$619,478	$210,225	$566,730	$277,687	$3,240,321
Performing loans	$1,093,477	$133,951	$327,979	$615,108	$210,225	$551,611	$274,564	$3,206,915
Non-performing loans	6,726	339	3,729	4,370	—	15,119	3,123	33,406
Total loans	$1,100,203	$134,290	$331,708	$619,478	$210,225	$566,730	$277,687	$3,240,321

	December 31, 2012
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,016,964	$130,815	$274,407	$581,846	$228,304	$560,781	$284,816	$3,077,933
Special mention	14,332	—	3,146	7,905	713	438	148	26,682
Substandard	41,382	6,689	27,064	28,287	1,014	20,451	5,657	130,544
Doubtful	544	—	—	11	—	—	—	555
Loss	—	—	—	—	—	—	—	—
Total loans	$1,073,222	$137,504	$304,617	$618,049	$230,031	$581,670	$290,621	$3,235,714
Performing loans	$1,066,643	$137,504	$300,945	$613,299	$230,031	$565,829	$287,073	$3,201,324
Non-performing loans (2)	6,579	—	3,672	4,750	—	15,841	3,548	34,390
Total loans	$1,073,222	$137,504	$304,617	$618,049	$230,031	$581,670	$290,621	$3,235,714

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of March 31, 2013 and December 31, 2012, in the commercial business category, $78 million and $77 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$1,794	$4	$824	$2,622	$494,820	$497,442	$—
Investment properties	715	49	1,410	2,174	600,587	602,761	—
Multifamily real estate	—	—	—	—	134,290	134,290	—
Commercial construction	—	—	—	—	34,762	34,762	—
Multifamily construction	—	—	—	—	34,147	34,147	—
One-to-four-family construction	430	—	196	626	171,250	171,876	—
Land and land development:
Residential	286	—	1,777	2,063	76,383	78,446	—
Commercial	—	—	—	—	12,477	12,477	—
Commercial business	1,326	248	1,430	3,004	616,474	619,478	—
Agricultural business	181	30	—	211	210,014	210,225	—
One- to four-family residential	241	1,802	9,422	11,465	555,265	566,730	2,243
Consumer:
Consumer secured by one- to four-family	129	—	1,592	1,721	163,584	165,305	—
Consumer—other	1,261	190	1,062	2,513	109,869	112,382	46
Total	$6,363	$2,323	$17,713	$26,399	$3,213,922	$3,240,321	$2,289

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$1,693	$—	$1,371	$3,064	$486,517	$489,581	$—
Investment properties	743	—	1,431	2,174	581,467	583,641	—
Multifamily real estate	—	—	—	—	137,504	137,504	—
Commercial construction	—	—	—	—	30,229	30,229	—
Multifamily construction	—	—	—	—	22,581	22,581	—
One-to-four-family construction	611	—	—	611	160,204	160,815	—
Land and land development:
Residential	—	—	2,047	2,047	74,963	77,010	—
Commercial	2,083	—	45	2,128	11,854	13,982	—
Commercial business	1,849	49	842	2,740	615,309	618,049	—
Agricultural business	—	—	—	—	230,031	230,031	—
One-to four-family residential	1,376	3,468	11,488	16,332	565,338	581,670	2,877
Consumer:
Consumer secured by one- to four-family	699	74	1,204	1,977	168,146	170,123	—
Consumer—other	816	673	839	2,328	118,170	120,498	152
Total	$9,870	$4,264	$19,267	$33,401	$3,202,313	$3,235,714	$3,029

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$15,322	$4,506	$14,991	$9,957	$2,295	$16,475	$1,348	$12,597	$77,491
Provision for loan losses	(1,784)	569	557	597	(50)	(10)	116	5	—
Recoveries	1,586	—	101	386	37	116	102	—	2,328
Charge-offs	(348)	—	(435)	(929)	—	(651)	(328)	—	(2,691)
Ending balance	$14,776	$5,075	$15,214	$10,011	$2,282	$15,930	$1,238	$12,602	$77,128

	At March 31, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance individually evaluated for impairment	$1,030	$1,775	$2,008	$285	$—	$2,225	$208	$—	$7,531
Allowance collectively evaluated for impairment	13,746	3,300	13,206	9,726	2,282	13,705	1,030	12,602	69,597
Total allowance for loan losses	$14,776	$5,075	$15,214	$10,011	$2,282	$15,930	$1,238	$12,602	$77,128

	At March 31, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$12,632	$7,075	$13,139	$4,137	$—	$33,945	$1,704	$—	$72,632
Loans collectively evaluated for impairment	1,087,571	127,215	318,569	615,341	210,225	532,785	275,983	—	3,167,689
Total loans	$1,100,203	$134,290	$331,708	$619,478	$210,225	$566,730	$277,687	$—	$3,240,321

	For the Three Months Ended March 31, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,457	$3,952	$18,184	$15,159	$1,548	$12,299	$1,253	$14,060	$82,912
Provision for loan losses	1,335	(691)	241	(865)	614	1,531	719	2,116	5,000
Recoveries	614	—	370	236	—	5	136	—	1,361
Charge-offs	(1,323)	—	(2,924)	(1,407)	(275)	(966)	(834)	—	(7,729)
Ending balance	$17,083	$3,261	$15,871	$13,123	$1,887	$12,869	$1,274	$16,176	$81,544

	At March 31, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance individually evaluated for impairment	$239	$37	$2,100	$799	$480	$824	$71	$—	$4,550
Allowance collectively evaluated for impairment	16,844	3,224	13,771	12,324	1,407	12,045	1,203	16,176	76,994
Total allowance for loan losses	$17,083	$3,261	$15,871	$13,123	$1,887	$12,869	$1,274	$16,176	$81,544

	At March 31, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$13,123	$1,635	$22,149	$9,816	$961	$23,261	$1,445	$—	$72,390
Loans collectively evaluated for impairment	1,067,812	130,671	288,871	599,681	187,994	596,250	285,993	—	3,157,272
Total loans	$1,080,935	$132,306	$311,020	$609,497	$188,955	$619,511	$287,438	$—	$3,229,662

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in REO, net of valuation adjustments, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31
	2013	2012
Balance, beginning of the period	$15,778	$42,965
Additions from loan foreclosures	1,086	1,601
Additions from capitalized costs	46	127
Dispositions of REO	(6,481)	(15,441)
Gain on sale of REO	804	100
Valuation adjustments in the period	(73)	(1,629)
Balance, end of the period	$11,160	$27,723

The following table shows REO by type and geographic location by state as of March 31, 2013 (in thousands):

	Washington	Oregon	Idaho	Total
Commercial real estate	$—	$—	$198	$198
One- to four-family construction	401	—	—	401
Land development—residential	1,610	6,321	70	8,001
One- to four-family real estate	1,077	1,483	—	2,560
Balance, end of period	$3,088	$7,804	$268	$11,160

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

Note 9:  INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Intangible Assets:  At March 31, 2013, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

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

The following table summarizes the changes in the Company’s core deposit intangibles and other intangibles for the three months ended March 31, 2013 and the year ended December 31, 2012 (in thousands):

	Core Deposit Intangibles	Other	Total
Balance, December 31, 2012	$4,230	$—	$4,230
Amortization	(506)	—	(506)
Balance, March 31, 2013	$3,724	$—	$3,724

	Core Deposit Intangibles	Other	Total
Balance, December 31, 2011	$6,322	$9	$6,331
Amortization	(552)	(2)	(554)
Balance, March 31, 2012	$5,770	$7	$5,777

The following table presents the estimated annual amortization expense with respect to existing intangibles as of March 31, 2013 (in thousands):

Year Ended	Core Deposit Intangibles
December 31, 2013	$1,908
December 31, 2014	1,724
December 31, 2015	598
$4,230

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three months ended March 31, 2013 and 2012, the Company did not record an impairment charge.  Loans serviced for others totaled $984 million, $918 million and $717 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.  Custodial accounts maintained in connection with this servicing totaled $2.8 million, $4.7 million and $1.8 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

An analysis of our mortgage servicing rights for the three months ended March 31, 2013 and 2012 is presented below (in thousands):

	Three Months Ended March 31
	2013	2012
Balance, beginning of the period	$6,244	$5,584
Amounts capitalized	776	913
Amortization (1)	(685)	(627)
Balance, end of the period	$6,335	$5,870

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

Note 10:  DEPOSITS AND RETAIL REPURCHASE AGREEMENTS

Deposits consisted of the following at March 31, 2013, December 31, 2012 and March 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing accounts	$962,156	27.3%	$981,240	27.6%	$771,812	22.5%
Interest-bearing checking	400,598	11.4	410,316	11.5	368,810	10.8
Regular savings accounts	759,866	21.6	727,957	20.5	673,704	19.7
Money market accounts	415,061	11.8	408,998	11.5	414,516	12.1
Total transaction and saving accounts	2,537,681	72.1	2,528,511	71.1	2,228,842	65.1
Certificates which mature or reprice:
Within 1 year	705,933	20.0	759,626	21.3	918,696	26.8
After 1 year, but within 3 years	220,615	6.3	209,790	5.9	210,161	6.1
After 3 years	56,355	1.6	59,877	1.7	68,471	2.0
Total certificate accounts	982,903	27.9	1,029,293	28.9	1,197,328	34.9
Total deposits	$3,520,584	100.0%	$3,557,804	100.0%	$3,426,170	100.0%
Included in total deposits:
Public fund transaction accounts	$73,273	2.1%	$79,955	2.2%	$68,590	2.0%
Public fund interest-bearing certificates	53,552	1.5%	60,518	1.7%	69,856	2.0%
Total public deposits	$126,825	3.6%	$140,473	3.9%	$138,446	4.0%
Total brokered deposits	$15,709	0.4%	$15,702	0.4%	$30,978	0.9%

The following table presents the geographic concentration of deposits at March 31, 2013 (in thousands):

	Washington	Oregon	Idaho	Total
Total deposits	$2,665,776	$618,161	$236,647	$3,520,584

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

The following table presents retail repurchase agreement balances as of March 31, 2013, December 31, 2012 and March 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Retail repurchase agreements	$88,446	$76,633	$91,253

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

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements. This has been particularly true for our TRUP CDO securities. As of March 31, 2013, we owned $31 million in current par value of these securities, exclusive of those securities the Company elected to write-off completely. The market for TRUP CDO securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007. There are still very few market participants who are willing and/or able to transact for these securities. Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at March 31, 2013 and December 31, 2012:

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

Where appropriate, management reviewed the valuation methodologies and assumptions used by the independent third party providers and for certain securities determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements, while for other securities management adjusted the third party providers’ modeling to be more reflective of the characteristics of the Company’s remaining TRUP CDOs. The result of this fair value analysis of these Level 3 measurements was a fair value loss of $990,000 in the quarter ended March 31, 2013. This loss was primarily the result of an increase to the liquidity premium for these securities which was partially offset by a reduction in the spread between the benchmark credit equivalent indices used to establish an appropriate discount rate and a similar maturity point on the interest rate swap curve. In management's opinion the reduction in this spread was consistent with a general market tightening in credit spreads supported by other market observations, while the increase in the liquidity premium was reflective of the yield levels observed for securities with similar priorities in issuers' capital structures.

At March 31, 2013, Banner also owned approximately $19 million in amortized cost of TPS securities issued by three individual financial institutions for which no direct market data or independent valuation source is available. Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities. Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. In the current quarter, the Company again sought input from independent third parties to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. Management concluded that the general market tightening of credit spreads reflected in the TRUP CDO valuations should likewise be offset by an increase in the liquidity premium when determining an appropriate discount rate to apply to the valuation of these TPS securities. These factors were then incorporated into the model at March 31, 2013, and discount rates equal to three-month LIBOR plus 525 basis points were used to calculate the respective fair values of these securities, the same spread to LIBOR as that used in the preceding quarter. With the discount rate changed only by a three basis point decrease in LIBOR, the resulting fair value change was a gain of $9,000 in the quarter ended March 31, 2013. The Company has and will continue to assess the appropriate fair value hierarchy for determination of these fair values on a quarterly basis.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle. The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate. Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS-related debt that the Company has issued) were also valued using discounted cash flows. As of March 31, 2013, all of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  While the quarterly reset of the index on this debt would seemingly keep its fair value reasonably close to book value, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  As noted above in the discussions of TPS securities and TRUP CDOs, because of the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to reflect these measurements as Level 1 or Level 2 inputs.  Due to the reliance on assumptions and not on directly observable transactions, management believes fair value for this instrument should follow a Level 3 input methodology. Since the discount rate used in the fair value modeling is the most sensitive unobservable estimate in the calculation, the Company again utilized input from the same independent third party noted above to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. In valuing the debentures at March 31, 2013, management evaluated the general market conditions as noted above and for the discount rate used the period-ending three-month LIBOR plus 525 basis points, the same spread to LIBOR, resulting in a fair value loss on these instruments of $157,000 in the current quarter ended March 31, 2013.

•
Derivative instruments include interest rate commitments related to one- to four-family loans and residential mortgage-backed securities and interest rate swaps.  The fair value of interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical trends, where appropriate.  The fair value of interest rate swaps is determined by using current market quotes on similar instruments provided by active broker/dealers in the swap market.  Management considers these to be Level 2 input methods. The changes in the fair value of all of these derivative instruments are primarily attributable to changes in the level of market interest rates.  The Company has elected to record the fair value of these derivative instruments on a net basis.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$78,342	$—	$78,342
Municipal bonds	—	62,278	—	62,278
Corporate bonds	—	10,663	—	10,663
Mortgage-backed or related securities	—	274,900	—	274,900
Asset-backed securities	—	50,500	—	50,500
	—	476,683	—	476,683
Securities—trading
U.S. Government and agency	—	1,617	—	1,617
Municipal bonds	—	5,347	—	5,347
TPS and TRUP CDOs	—	—	34,520	34,520
Mortgage-backed or related securities	—	26,217	—	26,217
Equity securities and other	—	60	—	60
	—	33,241	34,520	67,761
Derivatives
Interest rate lock commitments	—	710	—	710
Interest rate swaps	—	7,447	—	7,447
	$—	$518,081	$34,520	$552,601
Liabilities:
Advances from FHLB at fair value	$—	$278	$—	$278
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,220	73,220
Derivatives
Interest rate sales forward commitments, net	—	388	—	388
Interest rate swaps	—	7,447	—	7,447
	$—	$8,113	$73,220	$81,333

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$96,980	$—	$96,980
Municipal bonds	—	44,938	—	44,938
Corporate bonds	—	10,729	—	10,729
Mortgage-backed or related securities	—	277,757	—	277,757
Asset-backed securities	—	42,516	—	42,516
	—	472,920	—	472,920
Securities—trading
U.S. Government and agency	—	1,637	—	1,637
Municipal bonds	—	5,684	—	5,684
TPS and TRUP CDOs	—	—	35,741	35,741
Mortgage-backed or related securities	—	28,107	—	28,107
Equity securities and other	—	63	—	63
	—	35,491	35,741	71,232
Derivatives
Interest rate lock commitments	—	510	—	510
Interest rate swaps	—	8,353	—	8,353
	$—	$517,274	$35,741	$553,015
Liabilities:
Advances from FHLB at fair value	$—	$10,304	$—	$10,304
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,063	73,063
Derivatives
Interest rate sales forward commitments, net	—	195	—	195
Interest rate swaps	—	8,353	—	8,353
	$—	$18,852	$73,063	$91,915

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31, 2013
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$35,741	$73,063
Total gains or losses recognized
Assets gains, including OTTI	(1,221)	—
Liabilities (gains)	—	157
Ending balance at March 31, 2013	$34,520	$73,220

	Three Months Ended
	March 31, 2012
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$30,455	$49,988
Total gains or losses recognized
Assets gains, including OTTI	601	—
Liabilities (gains)	—	(620)
Ending balance at March 31, 2012	$31,056	$49,368

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

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded. These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount. The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology. As of March 31, 2013, the Company reviewed all of its adversely classified loans totaling $118 million and identified $88 million which were considered impaired. Of those $88 million in impaired loans, $73 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established. The $73 million had original carrying values of $76 million which were reduced by partial write-downs totaling $3 million. In addition to these write-downs, in order to bring the impaired loan balances to fair value, the Company also established $8 million in specific reserves on these impaired loans. Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $15 million and were found to require allowances totaling $888,000. All TDRs which are currently performing according to their restructured payments terms were included in the specific reserve analysis. The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the properties, less expected selling costs, or the carrying value of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the three months ended March 31, 2013, the Company recognized $73,000 of additional impairment charges related to REO assets, compared to $1.6 million for the same quarter one year earlier.

Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three months ended March 31, 2013 and 2012, the Company did not record an impairment charge.  Loans serviced for others totaled $984 million, $918 million and $717 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.  Custodial accounts maintained in connection with this servicing totaled $2.8 million, $4.7 million and $1.8 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at March 31, 2013 and December 31, 2012 (in thousands):

	At or For the Three Months Ended March 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period
Impaired loans	$57,795	$—	$—	$57,795	$(681)
REO	11,160	—	—	11,160	(73)
	At or For the Year Ended December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period
Impaired loans	$52,475	$—	$—	$52,475	$(6,381)
REO	15,778	—	—	15,778	(1,915)
MSRs	6,244	—	—	6,244	(400)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2013:

Financial Instruments	Valuation Techniques	Unobservable Inputs	Weighted Average
TPS securities	Discounted cash flows	Discount rate	5.54%
TRUP CDOs	Discounted cash Flows	Discount rate	4.09%
Junior Subordinated Debentures	Discounted cash flows	Discount rate	5.54%
Impaired loans	Discounted cash flows	Discount rate	Various
	Collateral Valuations	Market values	n/a
REO	Appraisals	Market values	n/a
MSRs	Discounted cash flows	Prepayment rate	19.80%
		Discount rate	11.11%

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012, whether or not recognized or recorded in the consolidated Statements of Financial Condition.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$155,714	$155,714	$181,298	$181,298
Securities—trading	67,761	67,761	71,232	71,232
Securities—available-for-sale	476,683	476,683	472,920	472,920
Securities—held-to-maturity	88,408	93,785	86,452	92,458
Loans receivable held for sale	5,384	5,438	11,920	12,059
Loans receivable	3,234,937	3,163,536	3,223,794	3,143,853
FHLB stock	36,373	36,373	36,705	36,705
Bank-owned life insurance	60,425	60,425	59,891	59,891
Mortgage servicing rights	6,335	6,335	6,244	6,244
Derivatives	8,157	8,157	8,863	8,863
Liabilities:
Demand, interest checking and money market accounts	1,777,815	1,660,687	1,800,555	1,729,351
Regular savings	759,866	703,054	727,956	694,609
Certificates of deposit	982,903	977,609	1,029,293	1,033,931
FHLB advances at fair value	278	278	10,304	10,304
Junior subordinated debentures at fair value	73,220	73,220	73,063	73,063
Other borrowings	88,446	88,446	76,633	76,633
Derivatives	7,835	7,835	8,548	8,548
Off-balance-sheet financial instruments:
Commitments to originate loans	710	710	510	510
Commitments to sell loans	388	388	(195)	(195)

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

Commitments:  Commitments to sell loans with notional balances of $31 million and $70 million at March 31, 2013 and December 31, 2012, respectively, had a carrying value of $234,000 and $328,000, representing the fair value of such commitments. Interest rate lock commitments to originate loans held for sale with notional balances of $71 million and $89 million at March 31, 2013 and December 31, 2012, respectively, have a carrying value of $286,000 and $362,000. The fair value of commitments to sell loans and of interest rate locks reflect changes in the level of market interest rates from the date of the commitment or rate lock to the date of the Company's financial statements. Management considers this to be a Level 2 measurement. Other commitments to fund loans totaled $1 billion and $925 million at March 31, 2013 and December 31, 2012, respectively, and have no carrying value at both dates. There were 16 commitments to purchase securities at March 31, 2013 for $39 million and one commitment to purchase securities at December 31, 2012 for $12 million. There were three commitments to sell securities at March 31, 2013 for $5 million and none at December 31, 2012. Additionally, at March 31, 2013, there were commitments to sell mortgage backed securities of $34 million related to mortgage banking hedging activities, with carrying values of ($177,000), and at December 31, 2012, there were similar hedging commitments to sell mortgage backed securities of $42 million, with carrying values of ($121,000).

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

As of March 31, 2013, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in U.S. federal jurisdiction and in the Oregon and Idaho state jurisdictions. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended March 31
	2013	2012
Net income (loss)	$11,582	$9,184
Preferred stock dividend accrual	—	1,550
Preferred stock discount accretion	—	454
Net income (loss) available to common shareholders	$11,582	$7,180

Basic weighted average shares outstanding	19,313	17,762
Plus unvested restricted stock	110	29
Diluted weighted shares outstanding	19,423	17,791
Earnings (loss) per common share
Basic	$0.60	$0.40
Diluted	$0.60	$0.40

Options to purchase an additional 29,671 and 51,279 shares of common stock as of March 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.  Also, as of March 31, 2013, the warrant issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to 243,998 shares (post reverse-split) of common stock was not included in the computation of diluted EPS because the exercise price of the warrant was greater than the average market price of common shares.

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

Under the 2012 Restricted Stock Plan, which was approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the Plan have a minimum vesting period of three years. The Plan will continue in effect for a term of ten years, after which no further awards may be granted. As of March 31, 2013, the Company had granted 97,995 shares of restricted stock from the 2012 Restricted Stock Plan and 34,257 shares in accordance with Mr. Grescovich's employment agreement. The expense associated with restricted stock was $207,000 for the three-month period ended March 31, 2013 and was $42,000 for the three-month periods ended March 31, 2012. Unrecognized compensation expense for these awards as of March 31, 2013 was $1.9 million and will be amortized over the next 35 months.

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

During the three months ended March 31, 2013 and 2012, the Company did not grant any stock options. Additionally, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant. There was no stock-based compensation costs related to the SOPs for the quarter ended March 31, 2013 and $3,000 in expense for the quarter ended March 31, 2012. The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period. The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

During the three months ended March 31, 2013 and 2012, there were no exercises of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

Banner Corporation Long-Term Incentive Plan: The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR). Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus for some grants the dividends declared on the stock from the date of grant to the date of vesting. The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock. The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting. To adjust for a change in its estimated liability pursuant to the Plan, the Company recognized a compensation expense of $89,000 for the three months ended March 31, 2013, compared to compensation expense of $136,000 for the three months ended March 31, 2012. At March 31, 2013, the aggregate liability related to SARs was $677,000 and was included in deferred compensation.

Note 15:  COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk

We have financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, commitments related to standby letters of credit, commitments to originate loans, commitments to sell loans, commitments to buy and sell mortgage-backed and other securities.  These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance sheet items recognized in our Consolidated Statements of Financial Condition.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

Outstanding commitments for which no liability has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2013	December 31, 2012
Commitments to extend credit	$976,830	$907,892
Standby letters of credit and financial guarantees	6,514	6,660
Commitments to originate loans	21,363	10,733
Commitments to originate loans held for sale	71,234	89,049
Commitments to sell loans secured by one- to four residential properties	30,844	70,263
Commitments to sell securities related to mortgage banking activities	34,047	41,500
Commitments to purchase investment securities	38,619	11,500
Commitments to sell investment securities	4,860	—

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Banks then attempted to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Banks. These lock extension costs have not had a material impact to our operations. In 2012, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either:

(1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts in the three months ended March 31, 2013 or March 31, 2012. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. We limit our exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event we have forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

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

Information pertaining to outstanding interest rate swaps at March 31, 2013 and December 31, 2012 follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Notional amount	$206,220	$205,505
Weighted average pay rate	4.52%	4.52%
Weighted average receive rate	4.12%	4.11%
Weighted average maturity in years	7.7	7.9
Unrealized gain included in total loans	$3,049	$3,300
Unrealized gain included in other assets	$4,398	$5,053
Unrealized loss included in other liabilities	$7,447	$8,353

At March 31, 2013, the Company’s interest rate swap agreements were with Pacific Coast Bankers' Bank, Wells Fargo, N.A., Credit Suisse, and various loan customers.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2013, its 85 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of March 31, 2013, we had total consolidated assets of $4.2 billion, total loans of $3.2 billion, total deposits of $3.5 billion and total stockholders’ equity of $516 million.

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

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in the first quarter, as evidenced by our solid profitability for the quarter ended March 31, 2013. Highlights for the quarter included continued improvement in our asset quality, strong revenues from core operations and additional client acquisition. Additionally, the regular quarterly cash dividend was increased to $0.12 per share from $0.01, reflecting strong performance and our expectation of continued success in 2013.

Despite persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement and consistent profitability in 2012 which continued in the first three months of 2013.  For the quarter ended March 31, 2013, we had net income of $11.6 million, or $0.60 per diluted share, compared to a net income to common shareholders of $7.2 million, or $0.40 per diluted share, for the quarter ended March 31, 2012.  Although there continue to be indications that economic conditions are improving from the recent recessionary downturn, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward.  As a result, our future operating results and financial performance will be significantly affected by the course of recovery. However, over the past two years we have significantly improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in lower credit costs and stronger revenues, and which we believe has positioned the Company well to meet this challenging environment.

Our return to consistent profitability was punctuated in the second quarter of 2012 by management's decision to reverse the valuation allowance against our deferred tax assets. This decision resulted in a substantial tax benefit in the second quarter, as well as for the full year 2012; however, for the first quarter of 2012, we did not record a provision for income taxes. By contrast, in the first quarter of 2013 our provision for income taxes was $5.3 million. The decision to reverse the valuation allowance reflected our confidence in the sustainability of our future profitability. Further, as a result of our return to profitability, including the substantial recovery of our deferred tax asset, our improved asset quality and operating trends, strong capital position and our expectation for sustainable profitability for the foreseeable future, we also significantly reduced the credit portion of the discount rate utilized to estimate the fair value of the junior subordinated debentures issued by the Company. As a result, the estimated fair value of our junior subordinated debentures increased substantially in the second quarter of 2012, accounting for most of the $23.9 million net change in the estimated fair value of the junior subordinated debentures at March 31, 2013 compared to a year earlier. Changes in these two significant accounting estimates, while substantial, represent non-cash valuation adjustments that have no effect on our liquidity or our ability to fund our operations.

As a result of substantial reserves already in place representing 2.38% of total loans outstanding at March 31, 2013, as well as declining net charge-offs, Banner did not record a provision for loan losses in the first quarter of 2013. This compares to a $1.0 million provision in the preceding quarter and a $5.0 million provision in the first quarter a year ago. The decrease from a year earlier reflects significant progress in reducing the levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  The allowance for loan losses at March 31, 2013 was $77.1 million, representing 231% of non-performing loans. Non-performing loans decreased by 3% to $33.4 million at March 31, 2013, compared to $34.4 million three months earlier, and decreased 49.1% when compared to $64.9 million a year earlier. (See Note 7, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Despite a modest increase in our net interest spread and resulting net interest margin, our net interest income before provision for loan losses decreased to $41.0 million for the quarter ended March 31, 2013, compared to $41.5 million for the same quarter one year earlier, primarily as a result of a modest decrease in average interest-earning assets and the effect of one additional day in the first quarter of 2012 which was a leap year. The modest increase in the net interest margin compared to the first quarter a year ago reflects continuing reductions in deposit and other funding costs, as well as further reductions in the adverse effects of non-performing assets, which were generally offset by declining yields on performing loans and securities.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the valuation of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements.) For the quarter ended March 31, 2013, we recorded a net loss of $1.3 million in fair value adjustments, which was offset by $409,000 of OTTI recoveries and $1.0 million in gains on sale of securities. In comparison, we recorded a net fair value gain of $1.7 million for the quarter ended March 31, 2012 and no net gain or loss on securities sales.

Our total other operating income, which includes the gain on sale of securities, OTTI recovery and changes in the value of financial instruments carried at fair value, was $10.0 million for the quarter ended March 31, 2013, compared to $10.6 million for the quarter ended March 31, 2012. However, other operating income excluding the fair value and OTTI adjustments and gain on sale of securities, which we believe is more indicative of our core operations, increased 11% to $9.9 million for the quarter ended March 31, 2013, compared to $8.9 million for the same quarter a year earlier, as a result of significantly increased deposit fees and service charges fueled by growth in non-interest-bearing deposit accounts and strong mortgage banking revenues

Our total revenues (net interest income before the provision for loan losses plus total other operating income) for the first quarter of 2013 decreased $1.1 million, or 2%, to $51.0 million, compared to $52.1 million for the first quarter of 2012, largely as a result of the changes in fair value adjustments.  However, our revenues, excluding fair value and OTTI adjustments and gain on sale of securities, which we also believe are more indicative of our core operations, increased $485,000, or 1%, to $50.9 million for the quarter ended March 31, 2013, compared to $50.4 million for the quarter ended March 31, 2012.  The modest level of growth in core revenues, despite the small increase in the net interest margin and significant increases in deposit fees and mortgage banking revenues, reflects the decrease in average interest-earning assets, particularly loans, and the adverse leap year effect compared to the first quarter a year ago.

Our other operating expenses declined in the first quarter of 2013 compared to a year earlier, largely as a result of lower costs related to loan collections and real estate owned, as well as decreases in advertising and marketing expenses and FDIC deposit insurance charges, which were partially offset by increased compensation expenses.   Other operating expenses were $34.1 million for the quarter ended March 31, 2013, compared to $37.9 million for the quarter ended March 31, 2012.

Other operating income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, and gains or losses on sale of securities are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	For the Three Months Ended March 31
	2013	2012
Total other operating income	$9,997	$10,607
Exclude gain on sale of securities	(1,006)	—
Exclude other-than-temporary impairment recoveries	(409)	—
Exclude change in valuation of financial instruments carried at fair value	1,347	(1,685)
Total other operating income, excluding fair value adjustments, OTTI and gain on sale of securities	$9,929	$8,922
Net interest income before provision for loan losses	$40,968	$41,490
Total other operating income	9,997	10,607
Total revenue	50,965	52,097
Exclude gain on sale of securities	(1,006)	—
Exclude other-than-temporary impairment recoveries	(409)	—
Exclude change in valuation of financial instruments carried at fair value	1,347	(1,685)
Total revenue, excluding fair value adjustments, OTTI and gain on sale of securities	$50,897	$50,412
Income before provision for taxes	$16,866	$9,184
Exclude gain on sale of securities	(1,006)	—
Exclude other-than-temporary impairment recoveries	(409)	—
Exclude change in valuation of financial instruments carried at fair value	1,347	(1,685)
Income before provision for taxes	$16,798	$7,499
Net income	$11,582	$9,184
Exclude gain on sale of securities	(1,006)	—
Exclude other-than-temporary impairment recoveries	(409)	—
Exclude change in valuation of financial instruments carried at fair value	1,347	(1,685)
Exclude related tax expense	24	—
Total earnings, excluding fair value adjustments, OTTI and gain on sale of securities, net of related tax effects	$11,538	$7,499

The ratio of tangible common stockholders’ equity to tangible assets is also a non-GAAP financial measure. We calculate tangible common equity by excluding other intangible assets and preferred equity from stockholders’ equity. We calculate tangible assets by excluding the balance of other intangible assets from total assets. We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. In addition, excluding preferred equity, the level of which may vary from company to company, allows investors to more easily compare our capital adequacy to other companies in the industry that also use this measure. Management believes that this non-GAAP financial measure provides information to investors that is useful in understanding the basis of our capital position (dollars in thousands).

	March 31, 2013	December 31, 2012	March 31, 2012
Stockholders’ equity	$516,062	$506,919	$548,790
Other intangible assets, net	3,724	4,230	5,777
Tangible equity	512,338	502,689	543,013
Preferred equity	—	—	121,156
Tangible common stockholders’ equity	$512,338	$502,689	$421,857
Total assets	$4,237,626	$4,265,564	$4,160,764
Other intangible assets, net	3,724	4,230	5,777
Tangible assets	$4,233,902	$4,261,334	$4,154,987
Tangible common stockholders’ equity to tangible assets	12.10%	11.80%	10.15%

We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Prior to 2008, real estate lending activities were significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties; however, over the subsequent four years our origination of construction and land development loans declined materially and the proportion of the portfolio invested in these types of loans declined substantially. More recently, we have experienced increased demand for one- to four-family construction loans and outstanding balances have increased modestly. Our residential mortgage loan originations also decreased during the earlier years of this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases. Refinancing activity was particularly significant in 2012 and in the three months ended March 31, 2013, leading to meaningful increases in residential mortgage originations compared to the same periods a year earlier. Despite the recent increase in these loan originations, our outstanding balances for residential mortgages have continued to decline, as most of the new originations have been sold in the secondary market while existing residential loans have been repaying at an accelerated pace. Our real estate lending activities also include the origination of multifamily and commercial real estate loans.  While reduced from periods prior to the economic slowdown, our level of activity and investment in these types of loans has been relatively stable in recent periods.  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Reflecting the weak economy, in recent periods demand for these types of commercial business loans has been modest and, aside from seasonal variations, total outstanding balances have remained relatively unchanged. Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt.  At March 31, 2013, our net loan portfolio totaled $3.163 billion compared to $3.158 billion at December 31, 2012 and $3.148 billion at March 31, 2012.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our earlier branch expansion and current marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion. For the two years ended December 31, 2012, we have had a meaningful increase in transaction and savings accounts (checking, savings and money market accounts) and related fees and payment processing revenues, as we have remained focused on growing these core deposits.  As a result, our cost of deposits has declined significantly and fees and service charges have increased compared to earlier periods.  Total deposits at March 31, 2013 were $3.521 billion, compared to $3.558 billion at December 31, 2012 and $3.426 billion at March 31, 2012.  While certificates of deposit decreased $214 million compared to a year earlier, transaction and savings account deposits increased by $309 million over the same one-year period and represented 72% of total deposits at March 31, 2013 compared to 65% at March 31, 2012.

Management’s Discussion and Analysis of Results of Operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the 2012 Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail below. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies during the first three months of 2013.

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

Other Intangible Assets: (Note 9) Other intangible assets consists primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits. Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years. These assets are reviewed at least annually for events or circumstances that could impact their recoverability. These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

General.  Total assets decreased $28 million, or 0.7%, to $4.238 billion at March 31, 2013, from $4.266 billion at December 31, 2012.  However, net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) increased $5 million, or 0.2%, to $3.163 billion at March 31, 2013, from $3.158 billion at December 31, 2012.  The increase in net loans was largely due to increases of $27 million in commercial real estate loans, $16 million in commercial and multifamily construction loans and $11 million in one- to four-family construction loans, offset by decreases of $20 million in agricultural business loans, $15 million in one- to four-family real estate loans and $13 million in consumer loans. Commercial business loans were nearly unchanged, as credit line utilizations remained low. Likewise, land and land development loans were also nearly unchanged.

Loans secured by investment properties comprised $19 million, or 71%, of the increase in commercial real estate loans with the balance of $8 million, or 29%, secured by owner-occupied properties. Multifamily construction loans comprised $12 million, or 72%, of the increase in commercial and multifamily construction loans while $4 million, or 28%, of the increase consisted of commercial construction loans. Much of the decrease in agricultural business loans was anticipated as it is largely due to seasonal reductions in client borrowings. The decrease in one- to four-family real estate and consumer loans was largely the result of accelerated prepayments in the current low interest rate environment.

The aggregate balance of interest-earning deposits and securities decreased $16 million from December 31, 2012 to $729 million at March 31, 2013.  Interest-earning deposits decreased $19 million during the quarter to $96 million, while our total investment in securities increased $3 million to $633 million at March 31, 2013. The change in the mix of interest-bearing deposits and securities holdings compared to a year ago reflects both an increase in our overall securities holdings and a modest extension of the expected duration of our securities holdings designed to increase the yield relative to interest-bearing deposits. The securities purchased in recent periods were primarily short- to intermediate-term U.S. Government Agency notes and mortgage-backed securities and, to a lesser extent, intermediate-term taxable and tax-exempt municipal securities. Securities acquired during this period generally have expected maturities ranging from six months to six years.  The average duration of Banner's securities portfolio was approximately 4.6 years at March 31, 2013. With the exception of certain pooled trust preferred collateralized debt obligation securities (TRUP CDO) aggregate fair value adjustments to the securities portfolio were modest during the first three months of 2013. (See Note 11 of the Selected Notes to the Consolidated Financial Statements, in this Form 10-Q.)

REO decreased $5 million, to $11 million at March 31, 2013, compared to $16 million at December 31, 2012, continuing the improving trend with respect to these non-earning assets. The March 31, 2013 total included $8 million in residential construction, land or land development projects and $3 million in single-family homes. During the three months ended March 31, 2013, we transferred $1 million of loans into REO, disposed of $6 million of REO properties recognizing $804,000 in gains related to those sales, and charged-off $73,000 in valuation adjustments (see “Asset Quality” discussion below).
Following a normal seasonal pattern, deposits decreased $37 million, or 1.0%, to $3.521 billion at March 31, 2013 from $3.558 billion at December 31, 2012.  Non-interest-bearing deposits decreased by $19 million, or 2%, to $962 million at March 31, 2013, compared to $981 million at December 31, 2012, but have increased by 25% compared to a year earlier. Interest-bearing transaction and savings accounts increased by $28 million, or 2%, to $1.576 billion at March 31, 2013 from $1.547 billion at December 31, 2012 and have increased by 8% compared to a year earlier. Certificates of deposit decreased $46 million, or 5%, to $983 million at March 31, 2013 from $1.029 billion at December 31, 2012. Non-certificate core deposits increased to 72% of total deposits at the end of the first quarter, compared to 65% of total deposits a year earlier.

FHLB advances decreased $10 million, or 97%, to $278,000 at March 31, 2013 from $10 million at December 31, 2012, the result of the maturity and repayment of all FHLB term borrowings at Banner Bank. The remaining FHLB balance is one small term borrowing at Islanders Bank. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $11 million to $88 million at March 31, 2013, as compared to $77 million at December 31, 2012. No additional junior subordinated debentures were issued or matured during the quarter and the estimated fair value of these instruments remained unchanged at $73 million. For more information, see Notes 10, 11 and 12 of the Selected Notes to the Consolidated Financial Statements.

Total stockholders' equity increased $9 million, or 2%, to $516 million at March 31, 2013 compared to $507 million at December 31, 2012. The increase in equity reflects the quarterly net income and payment of dividends to common stockholders. Tangible common stockholders' equity, which excludes intangible assets, also increased $9 million to $512 million, or 12.10% of tangible assets at March 31, 2013. During the three months ended March 31, 2013, we did not repurchase any shares of Banner Corporation common stock.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

Following three difficult years and despite a still challenging economy, Banner Corporation returned to profitability in 2011 and that progress and profitability continued throughout 2012 and into the first three months of 2013. For the quarter ended March 31, 2013, we had net income to available to common shareholders of $11.6 million, or $0.60 per diluted share. This compares to net income available to common shareholders of $7.2 million, or $0.40 per diluted share, for the quarter ended March 31, 2012. While our return to profitability and the current quarter's improved profitability largely resulted from a material decrease in credit costs, particularly our provision for loan losses, it also reflected continued strong revenue generation from our core operations. The decrease in credit costs reflects a significantly reduced level of non-performing assets while the increase in net revenues was driven largely by increased deposit fees and other service charges fueled by growth in core deposits and a significant increase in revenues from our mortgage banking operations. The current quarter's results also reflect a decrease in operating expenses which was more than offset by an increase in provision for income taxes. In addition, for the quarter ended March 31, 2012, net income available to common shareholders was net of a dividend accrual and discount accretion related to the Series A Preferred Stock, neither of which were required in the quarter ended March 31, 2013 due to the redemption of the Series A Preferred Stock.

Net Interest Income.

Net interest income before provision for loan losses decreased by $522,000, or (1.3)%, to $41.0 million for the quarter ended March 31, 2013, compared to $41.5 million for the same quarter one year earlier, as a small increase in the net interest margin was offset by a modest decrease in the average balance of interest-earning assets and the effect of one additional day in the first quarter of 2012 which was a leap year. The net interest margin of 4.16% for the quarter ended March 31, 2013 was one basis point higher than for the same quarter in the prior year. The increase in the net interest margin compared to a year earlier reflects important reductions in deposit and other funding costs, as well as further reductions in the adverse effect of non-performing assets. Nonaccruing loans reduced the margin by just four basis points during the quarter ended March 31, 2013, a meaningful improvement compared to a 13 basis point reduction for the same quarter a year earlier. In addition, the further decrease in the average balance of real estate owned reduced the adverse effect of this non-interest-earning asset on the margin. However, the mix of earning assets changed to include fewer loans and more securities as our on-balance-sheet liquidity remained high and this shift in the mix in the low interest rate environment had an adverse effect on earning asset yields.

The net interest spread expanded to 4.13% for the quarter ended March 31, 2013 compared to 4.10% for the same quarter a year earlier. Reflecting generally lower market interest rates as well as changes in asset mix, the yield on earning assets for the quarter ended March 31, 2013 was 4.52%, a decrease of 24 basis points compared to the same quarter a year earlier. Importantly, however, funding costs were also significantly lower, especially deposit costs which decreased 21 basis points to 0.31% from 0.52% a year earlier, leading to a decrease of 27 basis points for all interest-bearing liabilities to 0.39% for the quarter ended March 31, 2013. Partially offsetting this decline in liability funding costs was a decrease in non-interest-bearing funding from average stockholders' equity as a result of the repurchase and redemption of the Series A Preferred Stock in the second half of 2012.

Interest Income. Interest income for the quarter ended March 31, 2013 was $44.5 million, compared to $47.6 million for the same quarter in the prior year, a decrease of $3.1 million, or 6%.  The decrease in interest income occurred as a result of the decline in both the yield and average balance of interest-earnings assets. The average balance of interest-earning assets was $3.996 billion for the quarter ended March 31, 2013, a decrease of $26 million, or 0.7%, compared to $4.023 billion one year earlier. The yield on average interest-earning assets decreased to 4.52% for the quarter ended March 31, 2013, compared to 4.76% for the same quarter one year earlier. The decrease in the yield on earning assets reflects changes in the mix of assets and the continuing erosion of yields as loans and investments mature or prepay and are replaced by lower yielding assets in the current low interest rate environment. Average loans receivable for the quarter ended March 31, 2013 decreased $36 million, or 1%, to $3.215 billion, compared to $3.251 billion for the same quarter in the prior year. Interest income on loans decreased by $2.9 million, or 6%, to $41.5 million for the current quarter from $44.4 million for the quarter ended March 31, 2012, reflecting the impact of a 26 basis point decrease in the average yield on loans, along with the $36 million decrease in average loan balances.  The average yield on loans was 5.23% for the quarter ended March 31, 2013, compared to 5.49% for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, investment securities, and daily interest-bearing deposits increased to $781 million for the quarter ended March 31, 2013 (excluding the effect of fair value adjustments), compared to $772 million for the quarter ended March 31, 2012, while the interest and dividend income from those investments decreased by $191,000 compared to the same quarter in the prior year. The average yield on the combined portfolio decreased to 1.57% for the quarter ended March 31, 2013, from 1.67% for the same quarter one year earlier. The adverse impact of lower market rates on the combined yield on these investments has been partially offset by changes in the mix to include lower balances of daily interest-bearing deposits and more investment securities; however, yields on this portfolio should continue to decline in future periods given continuation of the currently low interest rate environment.

Interest Expense. Interest expense for the quarter ended March 31, 2013 was $3.5 million, compared to $6.1 million for the same quarter in the prior year, a decrease of $2.6 million, or 43%. The decrease in interest expense occurred as a result of a 27 basis point decrease in the average cost of all interest-bearing liabilities to 0.39% for the quarter ended March 31, 2013, from 0.66% for the same quarter one year earlier, and an $11 million decrease in average interest-bearing liabilities. This decrease in average interest-bearing liabilities reflects a continued managed decline in certificates of deposit, including brokered deposits, and our borrowings, which was offset by increases in transaction and savings accounts.

Deposit interest expense decreased $1.7 million, or 39%, to $2.7 million for the quarter ended March 31, 2013, compared to $4.4 million for the same quarter in the prior year, as a result of a 21 basis point decrease in the cost of deposits and an $81 million increase in the average balance of deposits. Average deposit balances increased to $3.502 billion for the quarter ended March 31, 2013, from $3.421 billion for the quarter ended March 31, 2012, and the average rate paid on deposit balances decreased to 0.31% in the first quarter of 2013 from 0.52% for the quarter ended March 31, 2012. While we do not anticipate further reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further repricing opportunities and competitive pricing should remain restrained in response to modest loan demand in the current economic environment. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, have meaningfully contributed to the decrease in our funding costs compared to earlier periods, and should also result in lower deposit costs going forward. However, it is clear that the pace of decline in deposit costs compared to immediately preceding periods has slowed and that the opportunity for future reductions is limited.

Average FHLB advances (excluding the effect of fair value adjustments) were $4 million for the quarter ended March 31, 2013, compared to $10 million for the same quarter one year earlier, and the average rate paid on FHLB advances for the quarter ended March 31, 2013 increased to 2.66% from 2.48% for the same quarter one year earlier. Average FHLB advances decreased as a result of paying off all FHLB term borrowings at Banner Bank. Interest expense on FHLB advances decreased to $24,000 for the quarter ended March 31, 2013 from $63,000 for the quarter ended March 31, 2012.

Other borrowings consist of retail repurchase agreements with customers secured by certain investment securities and, prior to March 31, 2012, the senior bank notes issued under the FDIC's Temporary Liquidity Guarantee Program (TLGP). Primarily as a result of repaying the TLGP senior bank notes, the average balance for other borrowings decreased $63 million to $83 million during the current quarter from $147 million during the same quarter a year earlier, while the rate on other borrowings decreased to 0.27% from 1.51% a year earlier. As a result, interest expense for other borrowings decreased to $56,000 for the quarter ended March 31, 2013, compared to $549,000 for the quarter ended March 31, 2012. The $50 million of TLGP senior bank notes had a fixed rate of 2.625%, plus a 1.00% guarantee fee, and matured on March 31, 2012.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 2.43% for the quarter ended March 31, 2013. Junior subordinated debentures outstanding in the same periods in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) with higher average costs of 3.29% for the quarter ended March 31, 2012. Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index; however, one $25 million issue of junior subordinated debentures had a fixed rate of 6.56% for an initial five-year period which expired on February 29, 2012. Subsequent to that date, the interest rate on that debenture resets every three months at a rate of three-month LIBOR plus 1.62%. The change in the rate on that debenture, coupled with a modestly lower level of LIBOR, resulted in the lower cost of the junior subordinated debentures for the quarter ended March 31, 2013, compared to the same quarter a year earlier.

Analysis of Net Interest Spread presents, in the following table and for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances.

The following table provides additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended March 31
Average Balances	2013	2012
Interest-bearing deposits	$107,950	$111,536
Investment securities	337,343	492,442
Mortgage-backed obligations	299,299	130,825
FHLB stock	36,655	37,371
Total average interest-earning securities and cash equivalents	781,247	772,174
Loans receivable	3,215,228	3,250,767
Total average interest-earning assets	3,996,475	4,022,941
Non-interest-earning assets (including fair value adjustments on interest-earning assets)	219,212	185,035
Total average assets	$4,215,687	$4,207,976
Deposits	$3,501,972	$3,421,448
Advances from FHLB	3,654	10,216
Other borrowings	83,092	146,507
Junior subordinated debentures	123,716	123,716
Total average interest-bearing liabilities	3,712,434	3,701,887
Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(11,558)	(36,699)
Total average liabilities	3,700,876	3,665,188
Equity	514,811	542,788
Total average liabilities and equity	$4,215,687	$4,207,976
Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Interest-bearing deposits	0.25%	0.23%
Investment securities	2.14	1.81
Mortgage-backed obligations	1.59	2.85
Total interest rate yield on securities and cash equivalents	1.57	1.67
Loans receivable	5.23	5.49
Total interest rate yield on interest-earning assets	4.52	4.76
Interest Rate Expense:
Deposits	0.31	0.52
Advances from FHLB	2.66	2.48
Other borrowings	0.27	1.51
Junior subordinated debentures	2.43	3.29
Total interest rate expense on interest-bearing liabilities	0.39	0.66
Interest spread	4.13%	4.10%
Net interest margin on interest earning assets	4.16%	4.15%
Additional Key Financial Ratios (income and expense ratios are annualized)
Return on average assets	1.11%	0.88%
Return on average equity	9.12	6.81
Average equity / average assets	12.21	12.90
Average interest-earning assets /average interest-bearing liabilities	107.65	108.67
Non-interest (other operating) income / average assets	0.96	1.01
Non-interest (other operating) expenses / average assets	3.28	3.62
Efficiency ratio (1)	66.91	72.77

(1)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income)

Provision and Allowance for Loan Losses. As a result of substantial reserves already in place representing 2.38% of total loans outstanding, as well as declining delinquencies and net charge-offs, we did not record a provision for loan losses in the quarter ended March 31, 2013. This compares to a $1 million provision in the preceding quarter and a $5.0 million provision in the first quarter a year ago. As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

Reflecting lingering weakness in the economy, we continue to maintain a substantial allowance for loan losses at March 31, 2013 even though non-performing loans declined during the quarter. The allowance for loan losses also continues to reflect our concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots. These concerns have remained elevated during the past four years as price declines for housing and related lot and land markets have occurred in most areas of the Puget Sound and Portland regions where a significant portion of our one- to four-family residential and construction and development loans are located. Nonetheless, more recently we have been encouraged by evidence of stabilization or modest improvement in certain markets in our service areas. Aside from housing-related construction and development loans, non-performing loans often reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity and declining commercial real estate values have been significant contributing factors to delinquencies and defaults in other non-housing-related segments of the portfolio.

We recorded net charge-offs of $363,000 for the quarter ended March 31, 2013, compared to $6.4 million for the same quarter in the prior year. Non-performing loans decreased by $984,000 during the quarter ended March 31, 2013 to $33 million, and decreased by $32 million compared to the quarter ended March 31, 2012. A comparison of the allowance for loan losses at March 31, 2013 and 2012 reflects a decrease of $5 million to $77 million at March 31, 2013, from $82 million at March 31, 2012.  Included in our allowance at March 31, 2013 was an unallocated portion of $12 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 2.38% at March 31, 2013, from 2.52% at March 31, 2012. However, with the decrease in problem loans, the allowance as a percentage of non-performing loans increased to 231% at March 31, 2013, compared to 225% of non-performing loans at December 31, 2012 and 126% a year earlier.

As of March 31, 2013, we had identified $88 million of impaired loans. Impaired loans are comprised of loans on nonaccrual, TDRs and loans that are 90 days or more past due, but are still on accrual. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools. For more information on these impaired loans, refer to Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of March 31, 2013 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income. Other operating income, which includes changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, and gain on sale of securities, as well as non-interest revenues from core operations, was $10.0 million for the quarter ended March 31, 2013, compared to $10.6 million for the same quarter in the prior year. Our other operating income for the three months ended March 31, 2013 included a gain on the sale of securities of $1.0 million and an OTTI recovery of $409,000, both of which resulted from the sale of securities that had been fully written off in previous periods, as well as a $1.3 million net loss for fair value adjustments as a result of changes in the valuation of our securities portfolios. During the quarter ended March 31, 2012, fair value adjustments resulted in a net loss of $1.7 million. For a more detailed discussion of our fair value adjustments, please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Excluding the fair value and OTTI adjustments and gain on sale of securities, other operating income from core operations increased by $1.0 million, or 11%, to $9.9 million for the quarter ended March 31, 2013, compared to $8.9 million for the quarter ended March 31, 2012, largely as a result of increased deposit fees and service charges and revenues from mortgage banking operations. Deposit fees and service charges increased by $432,000 compared to the first quarter a year ago reflecting growth in the number of deposit accounts and increased transaction activity. Mortgage banking revenues increased by $363,000 as increased production and sales of loans were supported by high levels of refinancing in the very low interest rate environment.

Other Operating Expenses. Other operating expenses decreased by $3.8 million, to $34.1 million for the quarter ended March 31, 2013, compared to $37.9 million for the quarter ended March 31, 2012, largely as a result of decreased costs related to loan collections and REO operations as well as decreases in advertising and marketing expenses and FDIC deposit insurance charges, which were partially offset by increased compensation expenses. As a result of net gains on sales of REO properties, expenses related to REO decreased by $2.8 million to a net gain of $251,000 for the quarter ended March 31, 2013 from a $2.6 million expense during the same period a year earlier. In addition to real estate taxes and maintenance costs, expenses related to REO for the quarter ended March 31, 2013 included only $73,000 in valuation adjustments; however, those charges were more than offset by $804,000 in net gains on sales of REO properties. By comparison, for the quarter ended March 31, 2012, we recorded $1.6 million in valuation adjustments and net gains on REO sales of $100,000. Compensation expense increased $1.2 million, or 6%, to $20.7 million for the quarter ended March 31, 2013, compared to $19.5 million for the quarter ended March 31, 2012, primarily reflecting salary and wage adjustments, increased mortgage banking activity and higher health insurance costs. The increase in compensation expenses was partially offset by an increase of $621,000 in capitalized loan origination costs which also reflected the increase in mortgage banking activity. The cost of FDIC insurance decreased by $718,000 primarily as a result of a reduction in the premium assessment rate attributed to improvements in the asset quality and earnings performance of Banner Bank resulting in the termination of Banner Bank's Memorandum of Understanding with the FDIC and Washington DFI in the first quarter of 2012. All other expenses, net, increased $845,000 largely as a result of increased payment and card processing volumes. Other operating expenses as a percentage of average assets were 3.28% for the quarter ended March 31, 2013, compared to 3.62% for the same quarter one year earlier.

Income Taxes. In the quarter ended March 31, 2013, we recognized $5.3 million in income tax expense for an effective tax rate of approximately 31.3%, which reflects our normal statutory tax rate reduced by the impact of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 36.5%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and Idaho income tax rates. For the quarter ended March 31, 2012, we had no provision for income taxes as a result of the full valuation allowance for our deferred tax assets (DTA) at that date. During the second quarter of 2012, we determined that maintaining the full valuation allowance was no longer appropriate and subsequently reversed the valuation allowance. While the full valuation allowance remained in effect, we did not recognize any tax expense or benefit in our Consolidated Statements of Operations. As a result, we did not recognize any tax expense or benefit for the quarter ended March 31, 2012. For more discussion on our deferred tax asset and related valuation allowance, please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Although our non-performing assets declined substantially in 2012 and have decreased further in the first quarter of 2013, achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us.  All of our key credit quality metrics have improved compared to a year ago, including improvement during first quarter, and as a result our credit costs have been significantly reduced. In addition, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results. While our non-performing assets and credit costs have been materially reduced, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $45 million, or 1.06% of total assets, at March 31, 2013, from $50 million, or 1.18% of total assets, at December 31, 2012, and $93 million, or 2.24% of total assets, at March 31, 2012. Non-performing assets are comprised of non-performing loans and REO and other repossessed assets, which total $33 million and $12 million, respectively. The primary components of non-performing loans are $15 million in one- to four-family residential loans, $7 million in commercial and multifamily real estate loans, $4 million in commercial business loans, $4 million in construction and land development loans and $3 million in consumer loans. The primary components of REO are $8 million in residential construction, land or land development projects and $3 million in single-family homes.  Non-performing construction, land and land development loans and related REO totaled $12 million at March 31, 2013 and included approximately $3 million, or 23%, in the Puget Sound region, $8 million, or 66%, in the greater Portland market area, $500,000, or 4%, in the greater Boise market area, and $761,000, or 7%, in other areas of Washington, Oregon and Idaho.  We continue to believe our level of non-performing loans and assets, which has declined substantially, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.  However, our level of non-performing assets will continue to be meaningfully influenced by the course of recovery from the recent economic recession.

Loans are reported as TDRs when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any TDR becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the TDR would be reclassified as nonaccrual.  At March 31, 2013, we had $55 million of TDRs currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and TDRs at the dates indicated (dollars in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$6,727	$6,579	$10,541
Multifamily	339	—	—
Construction and land	3,728	3,673	18,601
One- to four-family	12,875	12,964	19,384
Commercial business	4,370	4,750	10,121
Agricultural business, including secured by farmland	—	—	1,481
Consumer	3,078	3,395	2,572
	31,117	31,361	62,700
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	—
Multifamily	—	—	—
Construction and land	—	—	—
One- to four-family	2,243	2,877	2,129
Commercial business	—	—	—
Agricultural business, including secured by farmland	—	—	—
Consumer	46	152	84
	2,289	3,029	2,213
Total non-performing loans	33,406	34,390	64,913
Securities on nonaccrual at fair value	—	—	500
REO and other repossessed assets held for sale, net (2)	11,458	15,853	27,731
Total non-performing assets	$44,864	$50,243	$93,144
Total non-performing loans to loans before allowance for loan losses	1.03%	1.06%	2.01%
Total non-performing loans to total assets	0.79%	0.81%	1.56%
Total non-performing assets to total assets	1.06%	1.18%	2.24%
TDRs (3)	$54,611	$57,462	$53,391
Loans 30-89 days past due and on accrual	$6,984	$11,685	$14,336

(1)
Includes $8.8 million of non-accrual TDRs. For the three months ended March 31, 2013, $459,000 in interest income would have been recorded had nonaccrual loans been current; however, no interest income on these loans was included in net income for this period.

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

(3)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at March 31, 2013 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Secured by real estate:
Commercial	$5,965	$—	$761	$6,726
Multifamily	—	—	339	339
Construction and land
One- to four-family construction	1,522	—	430	1,952
Residential land acquisition & development	—	1,386	—	1,386
Residential land improved lots	—	31	—	31
Residential land unimproved	—	—	—	—
Commercial land improved	119	—	—	119
Commercial land unimproved	241	—	—	241
Total construction and land	1,882	1,417	430	3,729
One- to four-family	10,813	2,286	2,019	15,118
Commercial business	4,299	71	—	4,370
Agricultural business, including secured by farmland	—	—	—	—
Consumer	2,227	429	468	3,124
Total non-performing loans	25,186	4,203	4,017	33,406
REO and other repossessed assets held for sale, net	3,378	7,812	268	11,458
Total non-performing assets	$28,564	$12,015	$4,285	$44,864
Percent of non-performing assets	63%	27%	10%	100%

In addition to the non-performing loans as of March 31, 2013, we had other classified loans with an aggregate outstanding balance of $87 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the quarters ended March 31, 2013 and 2012, we recognized $73,000 and $1.6 million, respectively, of impairment charges related to these types of assets.

Within our non-performing loans, we have a total of four nonaccrual lending relationships, each with aggregate loan exposures in excess of $1.0 million that collectively comprise $5.4 million, or 16.3% of our total non-performing loans as of March 31, 2013 and the single largest relationship totaled $1.7 million at March 31, 2013.  The most significant of our non-performing loan exposures are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location

$1,729	5.2%	Accounts receivable and inventory	Greater Seattle-Puget Sound area
1,410	4.2	Commercial building	Central Washington
1,214	3.6	Business assets, accounts receivable and vehicles	Greater Spokane, Washington area
1,086	3.3	Four commercial lots and one commercial acreage lot	Greater Portland, Oregon area
27,967	83.7	Various collateral; relationships under $1 million	Sum of 158 loans spread throughout the franchise
$33,406	100.0%	Total non-performing loans

At March 31, 2013, we had $11.2 million of REO, the most significant component of which is a subdivision in the greater Portland, Oregon area consisting of 13 residential buildable lots and 33.2 acres of undeveloped land with a book value of $2.0 million.  The second largest REO holding is 5.9 acres of undeveloped land in the greater Portland, Oregon area with a book value of $1.7 million.  All other REO holdings have individual book values of less than $600,000.

The table below summarizes our REO by geographic location and property type (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$7,736	69.3%	Eight single family residences 18 residential lots 62 acres undeveloped buildable land	Greater Portland, Oregon area
1,925	17.2%	Six single family residences One residential lot Three parcels of undeveloped residential land One acre of buildable residential land	Greater Seattle-Puget Sound area
275	2.5%	Two single family residences One parcel of residential land One commercial office building 63 acres of forest land One parcel of undeveloped waterfront land	Greater Spokane, Washington area
268	2.4%	Two residential lots One commercial office building	Greater Boise, Idaho area
888	8.0%	One single family residence under construction 20 residential lots 13 acres of undeveloped land One residence with 31 acres of agricultural land One parcel of bare land	Other Washington locations
68	0.6%	One single family residence	Other Oregon locations
$11,160	100.0%

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the three months ended March 31, 2013 our loan originations exceeded our loan repayments by $13 million and during the three months ended March 31, 2012, our loan originations were less than loan repayments by $65 million. During those periods we purchased loans of $91,000 and $5 million, respectively.  During the three months ended March 31, 2013 and 2012, we sold $136 million and $123 million, respectively, of loans.  Securities purchased during the three months ended March 31, 2013 and 2012 totaled $59 million and $48 million, respectively, and securities repayments and maturities were $35 million and $129 million, respectively.

Our primary financing activity is gathering deposits.  Deposits decreased by $37 million during the first three months of 2013, including a $46 million decrease in certificates of deposits.  The decrease in deposits was driven by our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off. Certificates of deposits are generally more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2013, certificates of deposit amounted to $983 million, or 28% of our total deposits, including $706 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the three months ended March 31, 2013 and 2012, we used our sources of funds primarily to fund loan commitments, purchase securities, and pay maturing savings certificates and deposit withdrawals. At March 31, 2013, we had outstanding loan commitments totaling $1.076 billion, including undisbursed loans in process and unused credit lines totaling $1.005 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Seattle, which at March 31, 2013 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $948 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $26 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $278,000, or less than 1% of our assets at March 31, 2013.  In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank can borrow from 57% up to 91% of eligible loans, depending on collateral type and risk rating.  We currently estimate the BIC program would provide additional borrowing capacity of $579 million as of March 31, 2013.  We had no funds borrowed from the FRBSF at March 31, 2013 or December 31, 2012.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At March 31, 2013, the Company (on an unconsolidated basis) had liquid assets of $30.5 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the three months ended March 31, 2013, total equity increased $9 million, or 2%, to $516 million.  Total equity at March 31, 2013 is entirely attributable to common stock.  At March 31, 2013, tangible common stockholders’ equity, which excludes other intangible assets, was $512 million, or 12% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common stockholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At March 31, 2013, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2012 Form 10-K for additional information regarding regulatory capital requirements for Banner and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of March 31, 2013, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Banner Corporation—consolidated
Total capital to risk-weighted assets	$600,052	17.06%	$281,339	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	555,684	15.80%	140,670	4.00%	n/a	n/a
Tier 1 leverage capital to average assets	555,684	13.28%	167,373	4.00%	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	540,659	16.19%	267,239	8.00%	$334,048	10.00%
Tier 1 capital to risk-weighted assets	498,503	14.92%	133,619	4.00%	200,429	6.00%
Tier 1 leverage capital to average assets	498,503	12.57%	158,593	4.00%	198,241	5.00%
Islanders Bank
Total capital to risk-weighted assets	33,369	18.20%	14,668	8.00%	18,335	10.00%
Tier 1 capital to risk-weighted assets	31,068	16.94%	7,334	4.00%	11,001	6.00%
Tier 1 leverage capital to average assets	31,068	13.53%	9,185	4.00%	11,481	5.00%

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of March 31, 2013, our loans with interest rate floors totaled approximately $1.5 billion and had a weighted average floor rate of 5.01%. An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced. By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid. Further, non-interest-bearing deposits provide a meaningful portion of our funding. As a result, a prolonged period of very low interest rates will likely result in compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth as of March 31, 2013, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value
+400	$(509)	(0.3)%	$(162,248)	(25.7)%
+300	(379)	(0.2)	(122,088)	(19.3)
+200	(252)	(0.2)	(78,370)	(12.4)
+100	(802)	(0.5)	(36,023)	(5.7)
0	—	—	—	—
-25	(287)	(0.2)	1,395	0.2
-50	(1,510)	(0.9)	(5,559)	(0.9)

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2013 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2013, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $436 million, representing a one-year cumulative gap to total assets ratio of 10.30%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2013 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$185,587	$10,388	$24,043	$6,061	$2,684	$87	$228,850
Fixed-rate mortgage loans	152,089	71,233	242,386	142,544	150,587	59,280	818,119
Adjustable-rate mortgage loans	435,028	129,585	316,711	289,063	13,104	—	1,183,491
Fixed-rate mortgage-backed securities	30,103	28,583	104,721	70,899	26,567	21,028	281,901
Adjustable-rate mortgage-backed securities	4,052	437	—	—	—	—	4,489
Fixed-rate commercial/agricultural loans	41,743	38,565	83,737	37,037	11,937	350	213,369
Adjustable-rate commercial/agricultural loans	486,565	10,756	35,741	15,716	51	—	548,829
Consumer and other loans	165,644	12,355	35,487	21,321	17,760	1,488	254,055
Investment securities and interest-earning deposits	199,574	34,527	71,120	41,787	64,526	63,479	475,013
Total rate sensitive assets	1,700,385	336,429	913,946	624,428	287,216	145,712	4,008,116
Interest-bearing liabilities: (2)
Regular savings and interest checking accounts	184,831	172,170	401,731	401,731	—	—	1,160,463
Money market deposit accounts	207,531	124,518	83,012	—	—	—	415,061
Certificates of deposit	447,104	251,809	227,529	52,380	4,049	32	982,903
FHLB advances	209	—	—	—	—	—	209
Other borrowings	—	—	—	—	—	—	—
Junior subordinated debentures	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	88,446	—	—	—	—	—	88,446
Total rate sensitive liabilities	1,051,837	548,497	712,272	454,111	4,049	32	2,770,798
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$648,548	$(212,068)	$201,674	$170,317	$283,167	$145,680	$1,237,318
Cumulative excess (deficiency) of interest-sensitive assets	$648,548	$436,480	$638,154	$808,471	$1,091,638	$1,237,318	$1,237,318
Cumulative ratio of interest-earning assets to interest-bearing liabilities	161.66%	127.27%	127.59%	129.22%	139.40%	144.66%	144.66%
Interest sensitivity gap to total assets	15.30%	(5.00)%	4.76%	4.02%	6.68%	3.44%	29.20%
Ratio of cumulative gap to total assets	15.30%	10.30%	15.06%	19.08%	25.76%	29.20%	29.20%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(450) million, or (10.62)% of total assets at March 31, 2013.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-26584) or otherwise previously disclosed in our Form 10-Q reports filed subsequently.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2013, we did not sell any securities that were not registered under the Securities Act of 1933.

We did not have any repurchases of our common stock from January 1, 2013 through March 31, 2013.

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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Stockholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 7, 2013	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2013	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)