Form 10-Q
period 2013-06-30
BANNER CORP
filed 2013-08-07
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.
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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of July 31, 2013
Common Stock, $.01 par value per share			19,546,516 shares *

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

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012	5

Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012	6

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012	7

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	9

Selected Notes to the Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	50

Comparison of Financial Condition at June 30, 2013 and December 31, 2012	55

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012	56

Asset Quality	61

Liquidity and Capital Resources	64

Capital Requirements	65

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	66

Sensitivity Analysis	66

Item 4 - Controls and Procedures	70

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	71

Item 1A - Risk Factors	71

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3 - Defaults upon Senior Securities	71

Item 4 – Mine Safety Disclosures	71

Item 5 - Other Information	71

Item 6 - Exhibits	72

SIGNATURES	74

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2013 and December 31, 2012

ASSETS	June 30 2013	December 31 2012
Cash and due from banks	$121,448	$181,298
Securities—trading, amortized cost 0 and 0, respectively	65,524	71,232
Securities—available-for-sale, amortized cost 0 and 0, respectively	469,137	472,920
Securities—held-to-maturity, fair value 0 and 0, respectively	94,336	86,452
Federal Home Loan Bank (FHLB) stock	36,040	36,705
Loans receivable:
Held for sale	6,393	11,920
Held for portfolio	3,283,808	3,223,794
Allowance for loan losses	(76,853)	(77,491)
	3,213,348	3,158,223
Accrued interest receivable	14,648	13,930
Real estate owned (REO), held for sale, net	6,714	15,778
Property and equipment, net	87,896	89,117
Intangible assets, net	3,247	4,230
Bank-owned life insurance (BOLI)	60,894	59,891
Income taxes	37,592	35,007
Other assets	25,466	40,781
	$4,236,290	$4,265,564
LIABILITIES
Deposits:
Non-interest-bearing	$958,674	$981,240
Interest-bearing transaction and savings accounts	1,557,513	1,547,271
Interest-bearing certificates	944,137	1,029,293
	3,460,324	3,557,804
Advances from FHLB at fair value	54,262	10,304
Other borrowings	90,779	76,633
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	73,471	73,063
Accrued expenses and other liabilities	22,010	26,389
Deferred compensation	15,111	14,452
	3,715,957	3,758,645
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 19,553,189 shares issued and 19,518,849 shares outstanding at June 30, 2013; 19,454,965 shares issued and 19,420,625 shares outstanding at December 31, 2012	568,408	567,907
Accumulated deficit	(42,440)	(61,102)
Accumulated other comprehensive (loss) income	(3,648)	2,101
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost: 34,340 restricted shares outstanding at June 30, 2013 and December 31, 2012	(1,987)	(1,987)
	520,333	506,919
	$4,236,290	$4,265,564
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
INTEREST INCOME:
Loans receivable	$42,292	$44,473	$83,781	$88,824
Mortgage-backed securities	1,394	995	2,566	1,922
Securities and cash equivalents	1,885	2,230	3,733	4,513
	45,571	47,698	90,080	95,259
INTEREST EXPENSE:
Deposits	2,490	4,035	5,210	8,483
FHLB advances	40	64	64	127
Other borrowings	51	74	107	623
Junior subordinated debentures	742	802	1,482	1,814
	3,323	4,975	6,863	11,047
Net interest income before provision for loan losses	42,248	42,723	83,217	84,212
PROVISION FOR LOAN LOSSES	—	4,000	—	9,000
Net interest income	42,248	38,723	83,217	75,212
OTHER OPERATING INCOME:
Deposit fees and other service charges	6,628	6,283	12,928	12,152
Mortgage banking operations	3,574	2,736	6,412	5,211
Miscellaneous	664	514	1,455	1,093
	10,866	9,533	20,795	18,456
Gain on sale of securities	12	29	1,018	29
Other-than-temporary impairment recovery	—	—	409	—
Net change in valuation of financial instruments carried at fair value	(255)	(19,059)	(1,601)	(17,374)
Total other operating income	10,623	(9,497)	20,621	1,111
OTHER OPERATING EXPENSES:
Salary and employee benefits	21,224	19,390	41,953	38,900
Less capitalized loan origination costs	(3,070)	(2,747)	(5,941)	(4,997)
Occupancy and equipment	5,415	5,204	10,744	10,681
Information/computer data services	1,923	1,746	3,643	3,261
Payment and card processing expenses	2,449	2,116	4,753	4,006
Professional services	820	1,224	1,726	2,568
Advertising and marketing	1,798	1,650	3,297	3,716
Deposit insurance	617	816	1,263	2,179
State/municipal business and use taxes	538	565	1,003	1,133
REO operations	(195)	1,969	(446)	4,567
Amortization of core deposit intangibles	477	523	982	1,075
Miscellaneous	3,461	3,210	6,580	6,490
Total other operating expenses	35,457	35,666	69,557	73,579
Income (loss) before provision for income taxes	17,414	(6,440)	34,281	2,744
PROVISION FOR (BENEFIT FROM) INCOME TAXES	5,661	(31,830)	10,945	(31,830)
NET INCOME	11,753	25,390	23,336	34,574
PREFERRED STOCK DIVIDEND, DISCOUNT ACCRETION AND GAINS
Preferred stock dividend	—	1,550	—	3,100
Preferred stock discount accretion	—	454	—	908
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,753	$23,386	$23,336	$30,566
Earnings per common share:
Basic	$0.61	$1.27	$1.21	$1.69
Diluted	$0.60	$1.27	$1.20	$1.69
Cumulative dividends declared per common share	$0.12	$0.01	$0.24	$0.02
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
NET INCOME	$11,753	$25,390	$23,336	$34,574
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on AFS securities arising during the period	(8,476)	(81)	(8,854)	(136)
Income tax benefit (expense) related to AFS unrealized holding gains (losses)	3,043	29	3,179	49
Reclassification for net (gains) losses on AFS securities realized in earnings	1	—	(116)	—
Income tax benefit (expense) related to net gains (losses) on AFS securities realized in losses	—	—	42	—
Amortization of unrealized gain on tax exempt securities transferred from available-for-sale to held-to-maturity	—	3	—	5
Other comprehensive income (loss)	(5,432)	(49)	(5,749)	(82)
COMPREHENSIVE INCOME	$6,321	$25,341	$17,587	$34,492

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Six Months Ended June 30, 2013

	Common Stock and Paid in Capital		(Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	19,420,625	$567,907	$(61,102)	$2,101	(1,987)	$506,919
Net income			23,336			23,336
Change in valuation of securities—available-for-sale, net of income tax				(5,749)		(5,749)
Accrual of dividends on common stock ($0.24/share cumulative)			(4,674)			(4,674)
Proceeds from issuance of common stock for stockholder reinvestment program	760	23				23
Amortization of stock-based compensation	97,464	478				478
BALANCE, June 30, 2013	19,518,849	$568,408	$(42,440)	$(3,648)	$(1,987)	$520,333

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Year Ended December 31, 2012

	Preferred Stock		Common Stock and Paid in Capital		(Accumulated Deficit)	Accumulated Other Comprehensive Income	Unearned Restricted ESOP Shares	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2012	124,000	$120,702	17,519,132	$531,149	$(119,465)	$2,051	$(1,987)	$532,450
Net income					64,882			64,882
Change in valuation of securities—available-for-sale, net of income tax						42		42
Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax						8		8
Accretion of preferred stock discount		3,298			(3,298)			—
Accrual of dividends on preferred stock					(4,938)			(4,938)
Repurchase of preferred stock	(124,000)	(124,000)						(124,000)
Gain on repurchase of preferred stock					2,471			2,471
Accrual of dividends on common stock ($0.04/share cumulative)					(754)			(754)
Proceeds from issuance of common stock for stockholder reinvestment program			1,814,320	36,317				36,317
Amortization of compensation related to restricted stock grant			87,173	434				434
Amortization of compensation related to stock options				7				7
BALANCE, December 31, 2012	—	$—	19,420,625	$567,907	$(61,102)	$2,101	$(1,987)	$506,919

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30
	2013	2012
OPERATING ACTIVITIES:
Net income	$23,336	$34,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,679	2,384
Deferred income and expense, net of amortization	2,233	1,273
Amortization of core deposit intangibles	982	1,075
Gain on sale of securities	(1,018)	(29)
Other-than-temporary impairment recovery	(409)	—
Net change in valuation of financial instruments carried at fair value	1,601	17,374
Purchases of securities-trading	(23,377)	—
Proceeds from sales of securities-trading	25,267	—
Principal repayments and maturities of securities—trading	3,657	6,520
Decrease in deferred taxes	570	(31,572)
Decrease in current taxes payable	(4,245)	—
Equity-based compensation	478	107
Increase in cash surrender value of BOLI	(982)	(917)
Gain on sale of loans, net of capitalized servicing rights	(4,303)	(3,651)
Gain on disposal of real estate held for sale and property and equipment	(1,454)	(688)
Provision for losses on loans and real estate held for sale	299	12,197
Origination of loans held for sale	(263,111)	(243,516)
Proceeds from sales of loans held for sale	272,941	243,422
Net change in:
Other assets	19,440	131
Other liabilities	(5,019)	855
Net cash provided from operating activities	50,565	39,539
INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(179,555)	(186,650)
Principal repayments and maturities of available-for-sale securities	68,488	202,722
Proceeds from sales of securities available-for-sale	103,274	11,751
Purchases of securities held-to-maturity	(9,029)	(10,224)
Principal repayments and maturities of securities held-to-maturity	987	2,287
Loan originations, net of principal repayments	(62,760)	72,176
Purchases of loans and participating interest in loans	(109)	(4,735)
Purchases of property and equipment	(2,439)	(1,184)
Proceeds from sale of real estate held for sale, net	11,787	23,239
Other	785	(330)
Net cash (used by) provided from investing activities	(68,571)	109,052
FINANCING ACTIVITIES:
Decrease in deposits, net	(97,480)	(49,905)
Advances, net of repayments of FHLB borrowings	43,997	(3)
Increase (decrease) in other borrowings, net	14,146	(62,098)
Cash dividends paid	(2,530)	(3,456)
Cash proceeds from issuance of stock for stockholder reinvestment plan	23	23,611
Net cash used by financing activities	(41,844)	(91,851)
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(59,850)	56,740
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	181,298	132,436
CASH AND DUE FROM BANKS, END OF PERIOD	$121,448	$189,176
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$7,087	$11,799
Taxes paid in cash	11,376	800
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	1,770	8,521

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC (2012 Form 10-K).  Interim results are not necessarily indicative of results for a full year.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Income Tax Reporting and Accounting:

Amended Federal Income Tax Returns:  The Company has years 2008-2012 open under the Statute of Limitations provisions of the Internal Revenue Code of 1986 (Code). The Company has filed amended tax returns seeking tax refunds for years 2005-2007 through the carry back of 2008 and 2009 net operating losses (NOLs) and tax credits. Aside from the refund claims applied for in 2005-2007, those years are otherwise closed under the Statute of Limitations.  The amended tax returns, which are under review by the Internal Revenue Service (IRS), could significantly affect the timing for recognition of credit losses within previously filed income tax returns and, if approved, would result in the refund of approximately $9.8 million of previously paid taxes from the utilization of NOL carryback claims into prior tax years.  The outcome of the IRS review is inherently uncertain, and since there can be no assurance of approval of some or all of the tax carryback claims, no asset has been recognized to reflect the possible results of these amendments as of June 30, 2013 and 2012.  Accordingly, the Company does not anticipate recognizing any tax benefit until the results of the IRS review have been determined. We expect this review to be completed and the issue resolved during 2013.

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

Shareholder Equity Transactions:

Preferred Stock:  On March 29, 2012, the Company’s $124 million of senior preferred stock with a liquidation value of $1,000 per share, originally issued to the U.S. Treasury as part of its Capital Purchase Program, was sold by the Treasury as part of its efforts to manage and recover its investments under the Troubled Asset Relief Program (TARP).  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company’s capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  Subsequent to March 29, 2012 and by the end of the year ended December 31, 2012, the Company repurchased or redeemed all of its Series A Preferred Stock. The Treasury retained its related warrants to purchase up to $18.6 million in Banner common stock (243,998 shares). In June 2013, the Treasury sold the warrants at public auction. That sale did not change the Company's capital position and did not have any impact on the financial accounting and reporting for these securities.

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED

Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ("ASU") No. 2011-11, "Disclosures About Offsetting Assets and Liabilities." The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial condition as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

In January 2013, FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions.

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

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also require that entities present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities). The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	June 30 2013	December 31 2012	June 30 2012
Interest-bearing deposits included in cash and due from banks	$67,080	$114,928	$132,536
U.S. Government and agency obligations	60,638	98,617	229,669
Municipal bonds:
Taxable	36,690	31,480	19,225
Tax exempt	115,142	103,545	102,139
Total municipal bonds	151,832	135,025	121,364
Corporate bonds	46,150	48,519	42,923
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	48,249	105,770	114,284
One- to four-family residential other	1,128	1,299	1,780
Multifamily agency guaranteed	285,928	188,136	53,844
Multifamily other	10,059	10,659	—
Total mortgage-backed or related securities	345,364	305,864	169,908
Asset-backed securities:
Student Loan Marketing Association (SLMA)	15,497	32,474	32,492
Other asset-backed securities	9,460	10,042	—
Total asset-backed securities	24,957	42,516	32,492
Equity securities (excludes FHLB stock)	56	63	454
Total securities	628,997	630,604	596,810
FHLB stock	36,040	36,705	37,371
	$732,117	$782,237	$766,717

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at June 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	June 30, 2013			December 31, 2012
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,370	$1,534	2.3%	$1,380	$1,637	2.3%
Municipal bonds:
Tax exempt	4,963	4,990	7.6	5,590	5,684	8.0
Total municipal bonds	4,963	4,990	7.6	5,590	5,684	8.0
Corporate bonds	49,518	35,105	53.6	57,807	35,741	50.2
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	13,213	14,110	21.5	16,574	17,911	25.1
Multifamily agency guaranteed	8,896	9,729	14.9	8,974	10,196	14.3
Total mortgage-backed or related securities	22,109	23,839	36.4	25,548	28,107	39.4
Equity securities	14	56	0.1	14	63	0.1
	$77,974	$65,524	100.0%	$90,339	$71,232	100.0%

There were 37 sales of securities—trading totaling $25.3 million with a resulting net gain of $1.1 million during the six months ended June 30, 2013, including $1.0 million which represented recoveries on certain collateralized debt obligations that had previously been written off. There were no sales of securities—trading during the six months ended June 30, 2012.  The Company recognized a $409,000 OTTI recovery on securities—trading related to the sale of certain equity securities issued by government sponsored entities during the six months ended June 30, 2013 and no OTTI charges or recoveries during the six months ended June 30, 2012.  As of June 30, 2013 and 2012, there were no securities—trading on a nonaccrual status.

The amortized cost and estimated fair value of securities—trading at June 30, 2013 and December 31, 2012, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	4,095	4,373	4,496	4,867
Due after five years through ten years	14,339	15,186	14,251	15,536
Due after ten years through twenty years	21,017	17,913	12,055	11,346
Due after twenty years	38,509	27,996	59,523	39,420
	77,960	65,468	90,325	71,169
Equity securities	14	56	14	63
	$77,974	$65,524	$90,339	$71,232

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at June 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$58,548	$202	$(851)	$57,899	12.3%
Municipal bonds:
Taxable	25,837	125	(231)	25,731	5.5
Tax exempt	30,174	150	(294)	30,030	6.4
Total municipal bonds	56,011	275	(525)	55,761	11.9
Corporate bonds	9,011	22	(39)	8,994	1.9
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	34,496	720	(1,077)	34,139	7.3
One- to four-family residential other	1,052	77	—	1,129	0.2
Multifamily agency guaranteed	279,410	429	(3,639)	276,200	58.9
Multifamily other	10,653	—	(594)	10,059	2.2
Total mortgage-backed or related securities	325,611	1,226	(5,310)	321,527	68.5
Asset-backed securities:
SLMA	15,591	—	(94)	15,497	3.3
Other asset-backed securities	10,065	—	(606)	9,459	2.0
Total asset-backed securities	25,656	—	(700)	24,956	5.3
	$474,837	$1,725	$(7,425)	$469,137	99.9%

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$96,666	$367	$(53)	$96,980	20.5%
Municipal bonds:
Taxable	20,987	233	(67)	21,153	4.5
Tax exempt	23,575	221	(11)	23,785	5.0
Total municipal bonds	44,562	454	(78)	44,938	9.5
Corporate bonds	10,701	37	(9)	10,729	2.3
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	87,392	1,051	(584)	87,859	18.6
One- to four-family residential other	1,223	76	—	1,299	0.3
Multifamily agency guaranteed	176,026	2,140	(226)	177,940	37.6
Multifamily other	10,700	4	(45)	10,659	2.2
Total mortgage-backed or related securities	275,341	3,271	(855)	277,757	58.8
Asset-backed securities:
SLMA	32,309	210	(45)	32,474	6.9
Other asset-backed securities	10,071	—	(29)	10,042	2.1
Total asset-backed securities	42,380	210	(74)	42,516	9.0
	$469,650	$4,339	$(1,069)	$472,920	100.1%

At June 30, 2013 and December 31, 2012, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$41,901	$(851)	$—	$—	$41,901	$(851)
Municipal bonds:
Taxable	18,244	(231)	—	—	18,244	(231)
Tax exempt	13,509	(293)	381	(1)	13,890	(294)
Total municipal bonds	31,753	(524)	381	(1)	32,134	(525)
Corporate bonds	4,961	(39)	—	—	4,961	(39)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	13,489	(821)	10,530	(256)	24,019	(1,077)
Multifamily agency guaranteed	215,156	(3,639)	—	—	215,156	(3,639)
Multifamily other	10,059	(594)	—	—	10,059	(594)
Total mortgage-backed or related securities	238,704	(5,054)	10,530	(256)	249,234	(5,310)
Asset-backed securities:
SLMA	15,497	(94)	—	—	15,497	(94)
Other asset-backed securities	9,460	(606)	—	—	9,460	(606)
Total asset-backed securities	24,957	(700)	—	—	24,957	(700)
	$342,276	$(7,168)	$10,911	$(257)	$353,187	$(7,425)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$22,955	$(53)	$—	$—	$22,955	$(53)
Municipal bonds:
Taxable	11,009	(67)	—	—	11,009	(67)
Tax exempt	4,619	(11)	—	—	4,619	(11)
Total municipal bonds	15,628	(78)	—	—	15,628	(78)
Corporate bonds	6,670	(9)	—	—	6,670	(9)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	32,459	(503)	5,746	(81)	38,205	(584)
Multifamily agency guaranteed	32,170	(226)	—	—	32,170	(226)
Multifamily other	7,279	(45)	—	—	7,279	(45)
Total mortgage-backed or related securities	71,908	(774)	5,746	(81)	77,654	(855)
Asset-backed securities:
SLMA	9,674	(45)	—	—	9,674	(45)
Other asset-backed securities	10,042	(29)	—	—	10,042	(29)
Total asset-backed securities	19,716	(74)	—	—	19,716	(74)
	$136,877	$(988)	$5,746	$(81)	$142,623	$(1,069)

Proceeds from the sale of 35 securities—available-for-sale during the six months ended June 30, 2013 were $103.3 million with a resulting loss of $116,000. There were two sales of securities—available-for-sale totaling $11.8 million with a resulting gain of $29,000 during the six months ended June 30, 2012.  At June 30, 2013, there were 131 securities—available for sale with unrealized losses, compared to 52 securities at December 31, 2012.  Management does not believe that any individual unrealized loss as of June 30, 2013 represents OTTI.  The decline in fair market values of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available-for-sale at June 30, 2013 and December 31, 2012, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$11,930	$12,031	$16,369	$16,393
Due after one year through five years	301,551	298,992	205,913	207,147
Due after five years through ten years	85,648	83,758	132,372	133,407
Due after ten years through twenty years	30,115	29,665	43,386	43,414
Due after twenty years	45,593	44,691	71,610	72,559
	$474,837	$469,137	$469,650	$472,920

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at June 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,205	$—	$(48)	$1,157	1.2%
Municipal bonds:
Taxable	10,959	296	(141)	11,114	11.5%
Tax exempt	80,122	3,188	(1,074)	82,236	85.2
Total municipal bonds	91,081	3,484	(1,215)	93,350	96.7
Corporate bonds	2,050	—	—	2,050	2.1
	$94,336	$3,484	$(1,263)	$96,557	100.0%

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$10,326	$436	$(157)	$10,605	11.5%
Tax exempt	74,076	5,757	(30)	79,803	86.3
Total municipal bonds	84,402	6,193	(187)	90,408	97.8
Corporate bonds	2,050	—	—	2,050	2.2
	$86,452	$6,193	$(187)	$92,458	100.0%

At June 30, 2013 and December 31, 2012, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,157	$(48)	$—	$—	$1,157	$(48)
Municipal bonds:
Taxable	4,757	(141)	—	—	4,757	(141)
Tax exempt	20,158	(1,074)	—	—	20,158	(1,074)
	$26,072	$(1,263)	$—	$—	$26,072	$(1,263)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$4,137	$(157)	$—	$—	$4,137	$(157)
Tax exempt	910	(30)	—	—	910	(30)
	$5,047	$(187)	$—	$—	$5,047	$(187)

There were no sales of securities—held-to-maturity and the Company did not recognize any OTTI charges on securities—held-to-maturity during the six months ended June 30, 2013 and 2012.  As of June 30, 2013, there were no securities—held-to-maturity in a nonaccrual status.  There were 29 securities—held-to-maturity with unrealized losses at June 30, 2013, compared to five securities at December 31, 2012.  Management does not believe that any individual unrealized loss on a security as of June 30, 2013 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—held-to-maturity at June 30, 2013 and December 31, 2012, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,321	$3,360	$3,323	$3,410
Due after one year through five years	13,469	13,950	13,641	14,335
Due after five years through ten years	14,782	14,813	13,295	13,452
Due after ten years through twenty years	59,653	61,443	53,031	57,868
Due after twenty years	3,111	2,991	3,162	3,393
	$94,336	$96,557	$86,452	$92,458

Pledged Securities: The following table presents, as of June 30, 2013, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$116,770	$114,301
Interest rate swap counterparties	6,782	6,402
Retail repurchase agreements	105,167	105,412
Other	2,745	2,712
Total pledged securities	$231,464	$228,827

The carrying value of investment securities pledged to secure borrowings, public deposits or other obligations as of June 30, 2013 was $229.0 million.

Note 6:  FHLB STOCK

The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.  For the three months and six months ended June 30, 2013 and 2012, the Banks did not receive any dividend income on FHLB stock.  At June 30, 2013 and December 31, 2012, respectively, the Company had recorded $36.0 million and $36.7 million in FHLB stock.  This stock is generally viewed as a long-term investment and is carried at par.  It does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

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

The FHLB of Seattle announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. The FHLB of Seattle announced on September 7, 2012 that the FHFA now considers the FHLB of Seattle to be adequately capitalized. Dividends on, or repurchases of, the FHLB of Seattle stock continue to require the consent of the FHFA. The FHFA subsequently approved the repurchase of portions of FHLB of Seattle stock, and as of June 30, 2013, the FHLB had repurchased $1.3 million of the Banks' stock, including $333,000 during the quarter ending June 30, 2013. The FHLB of Seattle announced July 22, 2013 that, based on second quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend. It is the first dividend in a number of years and represents a significant milestone in FHLB of Seattle's return to normal operations. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of Banner's investment. Based on the above, the Company has determined there is not any impairment on the FHLB stock investment as of June 30, 2013.

Note 7:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

We originate residential mortgage loans for both portfolio investment and sale in the secondary market.  At the time of origination, mortgage loans are designated as held for sale or held for investment.  Loans held for sale are stated at the lower of cost or estimated market value determined on an aggregate basis.  Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  The Banks also originate construction, land and land development, commercial and multifamily real estate, commercial business, agricultural business and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees and origination costs, discounts and premiums.  Premiums, discounts and deferred loan fees and origination costs are amortized to maturity using the level-yield methodology.

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

Loans receivable, including loans held for sale, at June 30, 2013, December 31, 2012 and June 30, 2012 are summarized as follows (dollars in thousands):

	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$500,812	15.2%	$489,581	15.1%	$477,621	14.9%
Investment properties	595,896	18.1	583,641	18.0	613,965	19.1
Multifamily real estate	137,027	4.2	137,504	4.3	130,319	4.1
Commercial construction	25,629	0.8	30,229	0.9	23,808	0.7
Multifamily construction	39,787	1.2	22,581	0.7	18,132	0.6
One- to four-family construction	191,003	5.8	160,815	5.0	157,301	4.9
Land and land development:
Residential	86,037	2.6	77,010	2.4	83,185	2.6
Commercial	11,228	0.3	13,982	0.4	11,451	0.4
Commercial business	639,840	19.4	618,049	19.1	600,046	18.7
Agricultural business, including secured by farmland	233,967	7.1	230,031	7.1	211,705	6.6
One- to four-family residential	552,698	16.8	581,670	18.0	607,489	18.9
Consumer:
Consumer	112,938	3.4	120,498	3.7	103,504	3.2
Consumer secured by one- to four-family	163,339	5.0	170,123	5.3	173,731	5.4
Total loans outstanding	3,290,201	100.0%	3,235,714	100.0%	3,212,257	100.0%
Less allowance for loan losses	(76,853)		(77,491)		(80,221)
Net loans	$3,213,348		$3,158,223		$3,132,036

Loan amounts are net of unearned loan fees and unamortized costs of $8.9 million as of June 30, 2013 and December 31, 2012 and $9.7 million as of June 30, 2012.

The Company’s total loans by geographic concentration at June 30, 2013 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate:
Owner-occupied	$381,289	$56,671	$56,678	$6,174	$500,812
Investment properties	463,804	82,395	46,497	3,200	595,896
Multifamily real estate	110,477	16,917	9,402	231	137,027
Commercial construction	17,184	3,686	589	4,170	25,629
Multifamily construction	13,868	25,919	—	—	39,787
One- to four-family construction	104,686	83,559	2,758	—	191,003
Land and land development:
Residential	57,834	26,750	1,453	—	86,037
Commercial	6,351	3,015	1,862	—	11,228
Commercial business	406,876	76,532	61,731	94,701	639,840
Agricultural business, including secured by farmland	116,785	51,205	65,977	—	233,967
One- to four-family residential	349,302	177,641	23,727	2,028	552,698
Consumer:
Consumer secured by one- to four-family	108,818	41,718	12,157	646	163,339
Consumer—other	76,106	31,482	5,335	15	112,938
Total loans	$2,213,380	$677,490	$288,166	$111,165	$3,290,201
Percent of total loans	67.3%	20.6%	8.7%	3.4%	100.0%

The geographic concentrations of the Company’s land and land development loans by state at June 30, 2013 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$16,447	$9,987	$1,258	$27,692
Improved land and lots	32,960	16,313	195	49,468
Unimproved land	8,427	450	—	8,877
Commercial:
Acquisition and development	—	—	481	481
Improved land and lots	3,549	135	529	4,213
Unimproved land	2,802	2,880	852	6,534
Total land and land development loans	$64,185	$29,765	$3,315	$97,265
Percent of land and land development loans	66.0%	30.6%	3.4%	100.0%

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees and origination costs, at June 30, 2013, December 31, 2012 and June 30, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Fixed-rate (term to maturity):
Due in one year or less	$145,221	$183,004	$233,525
Due after one year through three years	167,187	171,724	223,624
Due after three years through five years	201,672	173,251	161,094
Due after five years through ten years	192,594	167,858	155,490
Due after ten years	425,603	473,927	474,366
Total fixed-rate loans	1,132,277	1,169,764	1,248,099
Adjustable-rate (term to rate adjustment):
Due in one year or less	1,292,387	1,260,472	1,193,230
Due after one year through three years	266,841	275,223	322,336
Due after three years through five years	526,563	467,895	408,015
Due after five years through ten years	69,797	60,316	38,782
Due after ten years	2,336	2,044	1,795
Total adjustable-rate loans	2,157,924	2,065,950	1,964,158
Total loans	$3,290,201	$3,235,714	$3,212,257

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to various prime (The Wall Street Journal) or London Inter-bank Offering Rate (LIBOR) rates, One to Five Year Constant Maturity Treasury Indices or FHLB advance rates.  Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that were primarily utilized to fund these loans.

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

Troubled Debt Restructures. Some of the Company’s loans are reported as TDRs.  Loans are reported as TDRs when the bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  Our TDRs have generally not involved forgiveness of amounts due, but almost always include a modification of multiple factors; the most common combination includes interest rate, payment amount and maturity date. As a result of these concessions, restructured loans are impaired as the bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  Loans identified as TDRs are accounted for in accordance with the Company's impaired loan accounting policies.

The amount of impaired loans and the related allocated reserve for loan losses as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate:
Owner-occupied	$2,898	$45	$4,105	$618
Investment properties	1,912	87	2,474	56
Multifamily real estate	335	70	—	—
One- to four-family construction	1,764	265	1,565	326
Land and land development:
Residential	1,011	88	2,061	323
Commercial	—	—	46	12
Commercial business	2,819	207	4,750	344
One- to four-family residential	11,465	336	12,964	520
Consumer:
Consumer secured by one- to four-family	1,120	19	2,073	41
Consumer—other	818	6	1,323	16
Total nonaccrual loans	$24,142	$1,123	$31,361	$2,256
Past due and still accruing	$1,959	$16	$3,029	$62
Troubled debt restructuring on accrual status:
Commercial real estate:
Owner-occupied	$187	$4	$188	$4
Investment properties	7,047	746	7,034	664
Multifamily real estate	5,815	1,326	7,131	1,665
One- to four-family construction	6,964	1,042	6,726	1,115
Land and land development:
Residential	4,352	762	4,842	667
Commercial business	1,179	216	2,975	610
One- to four-family residential	25,301	1,654	27,540	1,228
Consumer:
Consumer secured by one- to four-family	410	26	538	29
Consumer—other	478	58	488	38
Total troubled debt restructurings on accrual status	51,733	5,834	57,462	6,020
Total impaired loans	$77,834	$6,973	$91,852	$8,338

As of June 30, 2013 and December 31, 2012, the Company had commitments to advance funds up to an additional amount of $1.6 million related to TDRs.

The following tables provide additional information on impaired loans with and without specific allowance reserves at or for the six months ended June 30, 2013 and at or for the year ended December 31, 2012 (in thousands):

	At or For the Six Months Ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$877	$1,027	$45	$898	$—
Investment properties	521	1,067	87	787	—
Multifamily real estate	335	335	71	338	—
One- to four-family construction	1,106	1,283	114	1,158	—
Land and land development:
Residential	261	475	88	537	—
Commercial business	1,184	1,599	208	1,356	—
One- to four-family residential	9,244	9,919	80	9,286	—
Consumer:
Consumer secured by one- to four-family	1,074	1,593	19	1,087	—
Consumer—other	744	898	7	784	1
	15,346	18,196	719	16,231	1
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	$2,208	$2,208	$4	$2,213	$6
Investment properties	8,439	9,544	746	7,940	161
Multifamily real estate	5,815	5,815	1,326	5,628	100
One- to-four family construction	7,621	7,621	1,194	6,331	127
Land and land development:
Residential	5,102	5,438	761	5,567	108
Commercial business	2,818	2,818	216	2,909	27
One- to four-family residential	29,419	30,316	1,923	29,332	448
Consumer:
Consumer secured by one- to four-family	456	456	26	566	14
Consumer—other	610	627	58	624	18
	62,488	64,843	6,254	61,110	1,009
Total
Commercial real estate:
Owner-occupied	$3,085	$3,235	$49	$3,111	$6
Investment properties	8,960	10,611	833	8,727	161
Multifamily real estate	6,150	6,150	1,397	5,966	100
One- to four-family construction	8,727	8,904	1,308	7,489	127
Land and land development:
Residential	5,363	5,913	849	6,104	108
Commercial business	4,002	4,417	424	4,265	27
One- to four-family residential	38,663	40,235	2,003	38,618	448
Consumer:
Consumer secured by one- to four-family	1,530	2,049	45	1,653	14
Consumer—other	1,354	1,525	65	1,408	19
	$77,834	$83,039	$6,973	$77,341	$1,010

	At or For the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$1,300	$1,551	$103	$1,470	$—
Investment properties	624	861	90	735	17
Multifamily real estate	2,131	2,131	392	2,136	113
One- to four-family construction	4,460	4,460	571	3,335	145
Land and land development:
Residential	2,122	2,587	404	2,948	73
Commercial	46	46	12	46	—
Commercial business	4,352	4,970	821	2,121	154
One- to four-family residential	10,886	12,004	150	11,458	44
Consumer:
Consumer secured by one- to four-family	1,641	2,335	54	1,966	14
Consumer—other	1,167	1,275	16	1,297	5
	28,729	32,220	2,613	27,512	565
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	$2,993	$2,993	$518	$3,113	$—
Investment properties	8,884	10,120	630	9,449	229
Multifamily real estate	5,000	5,000	1,273	5,000	295
One- to-four family construction	3,831	3,831	870	3,611	194
Land and land development:
Residential	4,782	4,782	586	5,039	185
Commercial	—	—	—	—	—
Commercial business	3,373	3,734	134	3,931	6
One- to four-family residential	32,494	33,672	1,656	33,100	1,259
Consumer:
Consumer secured by one- to four-family	1,042	1,140	26	1,074	15
Consumer—other	724	740	32	754	—
	63,123	66,012	5,725	65,071	2,183
Total
Commercial real estate
Owner-occupied	$4,293	$4,544	$621	$4,583	$—
Investment properties	9,508	10,981	720	10,184	246
Multifamily real estate	7,131	7,131	1,665	7,136	408
One- to four-family construction	8,291	8,291	1,441	6,946	339
Land and land development
Residential	6,904	7,369	990	7,987	258
Commercial	46	46	12	46	—
Commercial business	7,725	8,704	955	6,052	160
One- to four-family residential	43,380	45,676	1,806	44,558	1,303
Consumer
Consumer secured by one- to four-family	2,683	3,475	80	3,040	29
Consumer—other	1,891	2,015	48	2,051	5
	$91,852	$98,232	$8,338	$92,583	$2,748

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following tables present TDRs at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial real estate:
Owner-occupied	$187	$627	$814
Investment properties	7,047	1,462	8,509
Multifamily real estate	5,815	—	5,815
One- to four-family construction	6,964	1,022	7,986
Land and land development:
Residential	4,352	—	4,352
Commercial business	1,179	548	1,727
One- to four-family residential	25,301	2,813	28,114
Consumer:
Consumer secured by one- to four-family	410	258	668
Consumer—other	478	132	610
	$51,733	$6,862	$58,595

	December 31, 2012
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial real estate:
Owner-occupied	$188	$1,551	$1,739
Investment properties	7,034	1,514	8,548
Multifamily real estate	7,131	—	7,131
One- to four-family construction	6,726	1,044	7,770
Land and land development:
Residential	4,842	15	4,857
Commercial business	2,975	247	3,222
One- to four-family residential	27,540	2,703	30,243
Consumer:
Consumer secured by one- to four-family	538	496	1,034
Consumer—other	488	396	884
	$57,462	$7,966	$65,428

The following tables present new TDRs that occurred during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate
Investment properties	1	$900	$781	1	$900	$781
Multifamily real estate	1	378	378	1	378	378
Land and land development—residential	5	521	521	9	1,597	1,597
One- to four-family residential	—	—	—	9	3,115	3,115
	7	$1,799	$1,680	20	$5,990	$5,871

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate
Investment properties	1	$99	$99	3	$974	$974
Multifamily real estate	2	5,054	5,054	2	5,054	5,054
One- to four-family construction	10	2,664	2,664	11	3,146	3,146
Commercial business	5	1,289	1,289	10	2,195	2,195
One- to four-family residential	2	621	621	17	9,073	9,073
Consumer	1	132	132	2	284	284
	21	$9,859	$9,859	45	$20,726	$20,726

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

The following table presents TDRs which incurred a payment default within twelve months of the restructure date during the three-month and six-month periods ended June 30, 2013 and 2012 (in thousands).  A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Commercial real estate:
Owner occupied	$—	$—	$—	$1,378
Commercial business	—	—	343	—
One- to four-family residential	—	—	—	562
Total	$—	$—	$343	$1,940

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the six months ended June 30, 2013.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four- Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,047,077	$131,314	$329,004	$607,626	$217,097	$535,884	$271,564	$3,139,566
Special mention	12,631	—	481	8,600	653	—	142	22,507
Substandard	36,456	5,713	24,199	23,604	16,217	16,814	4,571	127,574
Doubtful	544	—	—	10	—	—	—	554
Loss	—	—	—	—	—	—	—	—
Total loans	$1,096,708	$137,027	$353,684	$639,840	$233,967	$552,698	$276,277	$3,290,201
Performing loans	$1,091,898	$136,692	$350,909	$637,017	$233,967	$539,336	$274,281	$3,264,100
Non-performing loans (2)	4,810	335	2,775	2,823	—	13,362	1,996	26,101
Total loans	$1,096,708	$137,027	$353,684	$639,840	$233,967	$552,698	$276,277	$3,290,201

	December 31, 2012
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,016,964	$130,815	$274,407	$581,846	$228,304	$560,781	$284,816	$3,077,933
Special mention	14,332	—	3,146	7,905	713	438	148	26,682
Substandard	41,382	6,689	27,064	28,287	1,014	20,451	5,657	130,544
Doubtful	544	—	—	11	—	—	—	555
Loss	—	—	—	—	—	—	—	—
Total loans	$1,073,222	$137,504	$304,617	$618,049	$230,031	$581,670	$290,621	$3,235,714
Performing loans	$1,066,643	$137,504	$300,945	$613,299	$230,031	$565,829	$287,073	$3,201,324
Non-performing loans (2)	6,579	—	3,672	4,750	—	15,841	3,548	34,390
Total loans	$1,073,222	$137,504	$304,617	$618,049	$230,031	$581,670	$290,621	$3,235,714

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of June 30, 2013 and December 31, 2012, in the commercial business category, $81 million and $77 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$59	$400	$1,391	$1,850	$498,962	$500,812	$—
Investment properties	2,249	—	1,405	3,654	592,242	595,896	—
Multifamily real estate	—	—	—	—	137,027	137,027	—
Commercial construction	—	—	—	—	25,629	25,629	—
Multifamily construction	—	—	—	—	39,787	39,787	—
One-to-four-family construction	208	—	538	746	190,257	191,003	—
Land and land development:
Residential	—	—	1,011	1,011	85,026	86,037	—
Commercial	—	—	—	—	11,228	11,228	—
Commercial business	706	263	551	1,520	638,320	639,840	4
Agricultural business, including secured by farmland	233	125	—	358	233,609	233,967	—
One- to four-family residential	404	2,432	6,609	9,445	543,253	552,698	1,897
Consumer:
Consumer secured by one- to four-family	225	598	597	1,420	161,919	163,339	—
Consumer—other	427	240	650	1,317	111,621	112,938	58
Total	$4,511	$4,058	$12,752	$21,321	$3,268,880	$3,290,201	$1,959

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$1,693	$—	$1,371	$3,064	$486,517	$489,581	$—
Investment properties	743	—	1,431	2,174	581,467	583,641	—
Multifamily real estate	—	—	—	—	137,504	137,504	—
Commercial construction	—	—	—	—	30,229	30,229	—
Multifamily construction	—	—	—	—	22,581	22,581	—
One-to-four-family construction	611	—	—	611	160,204	160,815	—
Land and land development:
Residential	—	—	2,047	2,047	74,963	77,010	—
Commercial	2,083	—	45	2,128	11,854	13,982	—
Commercial business	1,849	49	842	2,740	615,309	618,049	—
Agricultural business, including secured by farmland	—	—	—	—	230,031	230,031	—
One-to four-family residential	1,376	3,468	11,488	16,332	565,338	581,670	2,877
Consumer:
Consumer secured by one- to four-family	699	74	1,204	1,977	168,146	170,123	—
Consumer—other	816	673	839	2,328	118,170	120,498	152
Total	$9,870	$4,264	$19,267	$33,401	$3,202,313	$3,235,714	$3,029

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three months and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$14,776	$5,075	$15,214	$10,011	$2,282	$15,930	$1,238	$12,602	$77,128
Provision for loan losses	162	(102)	1,493	527	1,213	(557)	105	(2,841)	—
Recoveries	378	—	337	666	310	3	117	—	1,811
Charge-offs	(418)	—	(419)	(398)	—	(402)	(449)	—	(2,086)
Ending balance	$14,898	$4,973	$16,625	$10,806	$3,805	$14,974	$1,011	$9,761	$76,853

	For the Six Months Ended June 30, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$15,322	$4,506	$14,991	$9,957	$2,295	$16,475	$1,348	$12,597	$77,491
Provision for loan losses	(1,622)	467	2,050	1,124	1,163	(567)	221	(2,836)	—
Recoveries	1,964	—	438	1,052	347	119	219	—	4,139
Charge-offs	(766)	—	(854)	(1,327)	—	(1,053)	(777)	—	(4,777)
Ending balance	$14,898	$4,973	$16,625	$10,806	$3,805	$14,974	$1,011	$9,761	$76,853

	At June 30, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance individually evaluated for impairment	$750	$1,326	$1,955	$216	$—	$1,923	$84	$—	$6,254
Allowance collectively evaluated for impairment	14,148	3,647	14,670	10,590	3,805	13,051	927	9,761	70,599
Total allowance for loan losses	$14,898	$4,973	$16,625	$10,806	$3,805	$14,974	$1,011	$9,761	$76,853

	At June 30, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$10,647	$5,815	$12,723	$2,818	$—	$29,419	$1,066	$—	$62,488
Loans collectively evaluated for impairment	1,086,061	131,212	340,961	637,022	233,967	523,279	275,211	—	3,227,713
Total loans	$1,096,708	$137,027	$353,684	$639,840	$233,967	$552,698	$276,277	$—	$3,290,201

	For the Three Months Ended June 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$17,083	$3,261	$15,871	$13,123	$1,887	$12,869	$1,274	$16,176	$81,544
Provision for loan losses	992	1,847	1,756	887	(608)	2,876	345	(4,095)	4,000
Recoveries	18	—	1,050	639	15	374	195	—	2,291
Charge-offs	(1,259)	—	(1,703)	(2,297)	—	(1,906)	(449)	—	(7,614)
Ending balance	$16,834	$5,108	$16,974	$12,352	$1,294	$14,213	$1,365	$12,081	$80,221

	At For the Six Months Ended June 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,457	$3,952	$18,184	$15,159	$1,548	$12,299	$1,253	$14,060	$82,912
Provision for loan losses	2,327	1,156	1,997	22	6	4,407	1,064	(1,979)	9,000
Recoveries	632	—	1,420	875	15	379	331	—	3,652
Charge-offs	(2,582)	—	(4,627)	(3,704)	(275)	(2,872)	(1,283)	—	(15,343)
Ending balance	$16,834	$5,108	$16,974	$12,352	$1,294	$14,213	$1,365	$12,081	$80,221

	At June 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance individually evaluated for impairment	$400	$1,464	$2,739	$1,054	$—	$1,281	$33	$—	$6,971
Allowance collectively evaluated for impairment	16,434	3,644	14,235	11,298	1,294	12,932	1,332	12,081	73,250
Total allowance for loan losses	$16,834	$5,108	$16,974	$12,352	$1,294	$14,213	$1,365	$12,081	$80,221

	At June 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$9,468	$5,000	$11,594	$10,514	$—	$20,989	$1,580	$—	$59,145
Loans collectively evaluated for impairment	1,082,118	125,319	282,283	589,532	211,705	586,500	275,655	—	3,153,112
Total loans	$1,091,586	$130,319	$293,877	$600,046	$211,705	$607,489	$277,235	$—	$3,212,257

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in REO, net of valuation adjustments, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Balance, beginning of the period	$11,160	$27,723	$15,778	$42,965
Additions from loan foreclosures	418	6,885	1,504	8,486
Additions from capitalized costs	—	7	46	134
Dispositions of REO	(5,305)	(7,798)	(11,787)	(23,239)
Gain on sale of REO	667	567	1,472	667
Valuation adjustments in the period	(226)	(1,568)	(299)	(3,197)
Balance, end of the period	$6,714	$25,816	$6,714	$25,816

The following table shows REO by type and geographic location by state as of June 30, 2013 (in thousands):

	Washington	Oregon	Idaho	Total
Commercial real estate	$—	$—	$199	$199
One- to four-family construction	—	—	—	—
Land development—residential	1,339	2,979	70	4,388
One- to four-family real estate	1,203	924	—	2,127
Balance, end of period	$2,542	$3,903	$269	$6,714

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

Note 9:  INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Intangible Assets:  At June 30, 2013, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

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

The following table summarizes the changes in the Company’s core deposit intangibles and other intangibles for the six months ended June 30, 2013 and the year ended December 31, 2012 (in thousands):

	Core Deposit Intangibles	Other	Total
Balance, December 31, 2012	$4,230	$—	$4,230
Amortization	(983)	—	(983)
Balance, June 30, 2013	$3,247	$—	$3,247

	Core Deposit Intangibles	Other	Total
Balance, December 31, 2011	$6,322	$9	$6,331
Amortization	(2,092)	(9)	(2,101)
Balance, December 31, 2012	$4,230	$—	$4,230

The following table presents the future estimated annual amortization expense with respect to intangibles (in thousands):

Year Ended	Core Deposit Intangibles
December 31, 2013	$1,908
December 31, 2014	1,724
December 31, 2015	598
$4,230

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the six months ended June 30, 2013, the Company reversed $600,000 of valuation allowance for previously recorded impairment charges. During the six months ended June 30, 2012, the Company did not record an impairment charge or reversal.  Loans serviced for others totaled $1.037 billion, $918 million and $780 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.  Custodial accounts maintained in connection with this servicing totaled $5.5 million, $4.7 million and $4.2 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

An analysis of our mortgage servicing rights for the three and six months ended June 30, 2013 and 2012 is presented below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Balance, beginning of the period	$6,335	$5,870	$6,244	$5,584
Amounts capitalized	807	940	1,583	1,853
Amortization (1)	(706)	(608)	(1,391)	(1,235)
Valuation adjustments in the period	600	—	600	—
Balance, end of the period (2)	$7,036	$6,202	$7,036	$6,202

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	Balances as of June 30, 2013 and 2012 are net of valuation allowances of $700,000 and $900,000, respectively.

Note 10:  DEPOSITS AND RETAIL REPURCHASE AGREEMENTS

Deposits consisted of the following at June 30, 2013, December 31, 2012 and June 30, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing accounts	$958,674	27.7%	$981,240	27.6%	$804,562	23.5%
Interest-bearing checking	399,302	11.5	410,316	11.5	379,742	11.1
Regular savings accounts	751,475	21.7	727,957	20.5	664,736	19.4
Money market accounts	406,736	11.8	408,998	11.5	405,412	11.8
Total transaction and saving accounts	2,516,187	72.7	2,528,511	71.1	2,254,452	65.8
Certificates which mature or reprice:
Within 1 year	694,212	20.1	759,626	21.3	903,923	26.4
After 1 year, but within 3 years	196,762	5.7	209,790	5.9	198,015	5.8
After 3 years	53,163	1.5	59,877	1.7	69,359	2.0
Total certificate accounts	944,137	27.3	1,029,293	28.9	1,171,297	34.2
Total deposits	$3,460,324	100.0%	$3,557,804	100.0%	$3,425,749	100.0%
Included in total deposits:
Public fund transaction accounts	$78,589	2.3%	$79,955	2.2%	$73,507	2.2%
Public fund interest-bearing certificates	51,759	1.5%	60,518	1.7%	62,743	1.8%
Total public deposits	$130,348	3.8%	$140,473	3.9%	$136,250	4.0%
Total brokered deposits	$7,152	0.2%	$15,702	0.4%	$23,521	0.7%

The following table presents the geographic concentration of deposits at June 30, 2013 (in thousands):

	Washington	Oregon	Idaho	Total
Total deposits	$2,616,808	$604,341	$239,175	$3,460,324
Percent of total deposits	75.6%	17.5%	6.9%	100.0%

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

The following table presents retail repurchase agreement balances as of June 30, 2013, December 31, 2012 and June 30, 2012 (in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Retail repurchase agreements	$90,779	$76,633	$90,030

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

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for certain financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period.

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

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements. This has been particularly true for our TRUP CDO securities. As of June 30, 2013, we owned $31 million in current par value of these securities, exclusive of those securities the Company elected to write-off completely. The market for TRUP CDO securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007. There are still very few market participants who are willing and/or able to transact for these securities. Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at June 30, 2013 and December 31, 2012:

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

Where appropriate, management reviewed the valuation methodologies and assumptions used by the independent third party providers and for certain securities determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements, while for other securities management adjusted the third party providers’ modeling to be more reflective of the characteristics of the Company’s remaining TRUP CDOs. The result of this fair value analysis of these Level 3 measurements was a fair value gain of $721,000 in the quarter ended June 30, 2013. This gain was primarily the result of a reduction in the spread between the benchmark credit equivalent indices used to establish an appropriate discount rate and a similar maturity point on the interest rate swap curve. In management's opinion the reduction in this spread was consistent with a general market tightening in credit spreads supported by other market observations.

At June 30, 2013, Banner also owned approximately $19 million in amortized cost of TPS securities issued by three individual financial institutions for which no direct market data or independent valuation source is available. Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities. Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. In the current quarter, the Company again sought input from independent third parties to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. Management concluded that the general market tightening of credit spreads reflected in the TRUP CDO valuations should be offset by an increase in the liquidity premium when determining an appropriate discount rate to apply to the valuation of these TPS securities. These factors were then incorporated into the model at June 30, 2013, and discount rates equal to three-month LIBOR plus 525 basis points were used to calculate the respective fair values of these securities, the same spread to LIBOR used over the last four quarters. With the discount rate relatively unchanged since the prior quarter-end, the resulting fair value change was a gain of $25,000 in the quarter ended June 30, 2013. The Company has and will continue to assess the appropriate fair value hierarchy for determination of these fair values on a quarterly basis.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle. The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate. Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS-related debt that the Company has issued) were also estimated using discounted cash flows. As of June 30, 2013, all of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  While the quarterly reset of the index on this debt would seemingly keep its fair value reasonably close to book value, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  As noted above in the discussions of TPS securities and TRUP CDOs, because of the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to reflect these measurements as Level 1 or Level 2 inputs.  Due to the reliance on assumptions and not on directly observable transactions, management believes fair value for this instrument should follow a Level 3 input methodology. Since the discount rate used in the fair value modeling is the most sensitive unobservable estimate in the calculation, the Company again utilized input from the same independent third party noted above to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. In valuing the debentures at June 30, 2013, management evaluated the general market conditions as noted above and for the discount rate used the period-ending three-month LIBOR plus 525 basis points, the same spread to LIBOR used over the last four quarters, resulting in a fair value loss on these instruments of $251,000 in the current quarter ended June 30, 2013.

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$57,899	$—	$57,899
Municipal bonds	—	55,761	—	55,761
Corporate bonds	—	8,994	—	8,994
Mortgage-backed or related securities	—	321,527	—	321,527
Asset-backed securities	—	24,956	—	24,956
	—	469,137	—	469,137
Securities—trading
U.S. Government and agency	—	1,534	—	1,534
Municipal bonds	—	4,990	—	4,990
TPS and TRUP CDOs	—	—	35,105	35,105
Mortgage-backed or related securities	—	23,839	—	23,839
Equity securities and other	—	56	—	56
	—	30,419	35,105	65,524
Derivatives
Interest rate lock commitments	—	1,134	—	1,134
Interest rate swaps	—	4,415	—	4,415
	$—	$505,105	$35,105	$540,210
Liabilities:
Advances from FHLB at fair value	$—	$54,262	$—	$54,262
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,471	73,471
Derivatives
Interest rate sales forward commitments, net	—	813	—	813
Interest rate swaps	—	4,415	—	4,415
	$—	$59,490	$73,471	$132,961

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$96,980	$—	$96,980
Municipal bonds	—	44,938	—	44,938
Corporate bonds	—	10,729	—	10,729
Mortgage-backed or related securities	—	277,757	—	277,757
Asset-backed securities	—	42,516	—	42,516
	—	472,920	—	472,920
Securities—trading
U.S. Government and agency	—	1,637	—	1,637
Municipal bonds	—	5,684	—	5,684
TPS and TRUP CDOs	—	—	35,741	35,741
Mortgage-backed or related securities	—	28,107	—	28,107
Equity securities and other	—	63	—	63
	—	35,491	35,741	71,232
Derivatives
Interest rate lock commitments	—	510	—	510
Interest rate swaps	—	8,353	—	8,353
	$—	$517,274	$35,741	$553,015
Liabilities:
Advances from FHLB at fair value	$—	$10,304	$—	$10,304
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,063	73,063
Derivatives
Interest rate sales forward commitments, net	—	195	—	195
Interest rate swaps	—	8,353	—	8,353
	$—	$18,852	$73,063	$91,915

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$34,520	$73,220	$35,741	$73,063
Total gains or losses recognized
Assets gains (losses), including OTTI	585	—	(636)	—
Liabilities (gains) losses	—	251	—	408
Ending balance at June 30, 2013	$35,105	$73,471	$35,105	$73,471

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$31,056	$49,368	$30,455	$49,988
Total gains or losses recognized
Assets gains (losses), including OTTI	1,437	—	2,038	—
Liabilities (gains) losses	—	21,185	—	20,565
Ending balance at June 30, 2012	$32,493	$70,553	$32,493	$70,553

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

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded. These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount. The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology. As of June 30, 2013, the Company reviewed all of its adversely classified loans totaling $128 million and identified $78 million which were considered impaired. Of those $78 million in impaired loans, $62 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established. The $62 million had original carrying values of $65 million which were reduced by partial write-downs totaling $3 million. In addition to these write-downs, in order to bring the impaired loan balances to fair value, the Company also established $6 million in specific reserves on these impaired loans. Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $15 million and were found to require allowances totaling $719,000. All TDRs which are currently performing according to their restructured payment terms were included in the specific reserve analysis. The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the properties, less expected selling costs, or the carrying value of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the three months ended June 30, 2013, the Company recognized $226,000 of additional impairment charges related to REO assets, compared to $1.6 million for the same quarter one year earlier.

Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the six months ended June 30, 2013 and 2012, the Company did not record an impairment charge.  However, during the quarter ended June 30, 2013, the Company recorded a $600,000 reduction in its valuation allowance for previously recognized impairment charges as the estimated fair value increased above the amortized cost at the end of the quarter. Loans serviced for others totaled $1.037 billion, $918 million and $780 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.  Custodial accounts maintained in connection with this servicing totaled $5.5 million, $4.7 million and $4.2 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at June 30, 2013 and December 31, 2012 (in thousands):

	At or For the Six Months Ended June 30, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period
Impaired loans	$53,628	$—	$—	$53,628	$(5,206)
REO	6,714	—	—	6,714	(355)
MSRs	7,036	—	—	7,036	—
	At or For the Year Ended December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Recognized During the Period
Impaired loans	$52,475	$—	$—	$52,475	$(6,381)
REO	15,778	—	—	15,778	(1,915)
MSRs	6,244	—	—	6,244	(400)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2013:

Financial Instruments	Valuation Techniques	Unobservable Inputs	Weighted Average
TPS securities	Discounted cash flows	Discount rate	5.53%
TRUP CDOs	Discounted cash Flows	Discount rate	3.86%
Junior Subordinated Debentures	Discounted cash flows	Discount rate	5.53%
Impaired loans	Discounted cash flows	Discount rate	Various
	Collateral Valuations	Market values	n/a
REO	Appraisals	Market values	n/a
MSRs	Discounted cash flows	Prepayment rate	12.37%
		Discount rate	10.09%

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012, whether or not recognized or recorded in the consolidated Statements of Financial Condition.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$121,448	$121,448	$181,298	$181,298
Securities—trading	65,524	65,524	71,232	71,232
Securities—available-for-sale	469,137	469,137	472,920	472,920
Securities—held-to-maturity	94,336	96,557	86,452	92,458
Loans receivable held for sale	6,393	6,422	11,920	12,059
Loans receivable	3,283,808	3,163,357	3,223,794	3,143,853
FHLB stock	36,040	36,040	36,705	36,705
Bank-owned life insurance	60,894	60,894	59,891	59,891
Mortgage servicing rights	7,036	7,036	6,244	6,244
Derivatives	5,549	5,549	8,863	8,863
Liabilities:
Demand, interest checking and money market accounts	1,764,712	1,623,152	1,800,555	1,729,351
Regular savings	751,475	683,668	727,956	694,609
Certificates of deposit	944,137	937,718	1,029,293	1,033,931
FHLB advances at fair value	54,262	54,262	10,304	10,304
Junior subordinated debentures at fair value	73,471	73,741	73,063	73,063
Other borrowings	90,779	90,779	76,633	76,633
Derivatives	5,228	5,228	8,548	8,548

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

Derivatives:  Derivatives include interest rate swap agreements, interest rate lock commitments to originate loans held for sale and forward sales contracts to sell loans and securities related to mortgage banking activities. Fair values for these instruments, which generally change as a result of changes in the level of market interest rates, are estimated based on dealer quotes and secondary market sources. Management considers these to be Level 2 inputs.

Off -Balance Sheet Items: Off-balance sheet financial instruments include unfunded commitments to extend credit, including standby letters of credit, and commitments to purchase investment securities. The fair value of these instruments is not considered practical to estimate without incurring excessive costs and management does not believe the fair value estimates would be material. Other commitments to fund loans totaled $1.063 billion and $925 million at June 30, 2013 and December 31, 2012, respectively, and have no carrying value at both dates. There was one commitment to purchase securities at June 30, 2013 for $14 million and one commitment to purchase securities at December 31, 2012 for $12 million.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and December 31, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

As of June 30, 2013, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in U.S. federal jurisdiction and in the Oregon and Idaho state jurisdictions. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income (loss)	$11,753	$25,390	$23,336	$34,574
Preferred stock dividend accrual	—	1,550	—	3,100
Preferred stock discount accretion	—	454	—	908
Net income (loss) available to common shareholders	$11,753	$23,386	$23,336	$30,566

Basic weighted average shares outstanding	19,333	18,404	19,323	18,052
Plus unvested restricted stock	64	40	62	34
Diluted weighted shares outstanding	19,397	18,444	19,385	18,086
Earnings (loss) per common share
Basic	$0.61	$1.27	$1.21	$1.69
Diluted	$0.60	$1.27	$1.20	$1.69

Options to purchase an additional 27,708 and 47,671 shares of common stock as of June 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.  Also, as of June 30, 2013, the warrants originally issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted EPS because the exercise price of the warrants were greater than the average market price of common shares. In June 2013, the Treasury sold the warrants in a public auction. That sale did not change the Company's capital position and did not have any impact on the financial accounting and reporting for these securities.

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

Restricted Stock Grants. Under the 2012 Restricted Stock Plan, which was approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the Plan have a minimum vesting period of three years. The Plan will continue in effect for a term of ten years, after which no further awards may be granted. Vesting requirements may include time-based conditions, performance-based conditions, or market-based conditions. The 2012 Restricted Stock Plan was amended on April 23, 2013 to provide for the ability to grant (1) cash-denominated incentive-based awards payable in cash or common stock, including those that are eligible to qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code and (2) restricted stock awards that qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code. As of June 30, 2013, the Company had granted 189,426 shares of restricted stock from the 2012 Restricted Stock Plan, of which 4,845 shares had vested and 184,581 shares remain unvested.

Additionally the Company granted shares of restricted common stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Bank and Banner Corporation on August 22, 2010 and on August 23, 2011. The restricted shares were granted to Mr. Grescovich in accordance with his employment agreement, which, as an inducement material to his joining the Company and the Bank, provided for the granting of restricted shares on the six-month and the 18-month anniversaries of the effective date of the agreement. The shares vest in one-third annual increments over the subsequent three-year periods following the grants. A total of 34,257 shares were granted. As of June 30, 2013 16,941 shares had vested and 17,316 shares remain unvested.

The expense associated with all restricted stock grants was $315,000 and $522,000, respectively, for the three and six-month periods ended June 30, 2013 and was $17,000 and $42,000, respectively, for the three and six-month periods ended June 30, 2012. Unrecognized compensation expense for these awards as of June 30, 2013 was $4.5 million and will be amortized over the next 34 months.

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

During the six months ended June 30, 2013 and 2012, the Company did not grant any stock options. Additionally, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant. There was no stock-based compensation costs related to the SOPs for the quarter ended June 30, 2013 and $3,000 in expense for the quarter ended June 30, 2012. The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period. The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

During the three and six months ended June 30, 2013 and 2012, there were no exercises of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

Banner Corporation Long-Term Incentive Plan: The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR). Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus for some grants the dividends declared on the stock from the date of grant to the date of vesting. The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock. The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting. To adjust for a change in its estimated liability pursuant to the Plan, the Company recognized a compensation expense of $150,000 for the three months ended June 30, 2013 and a total compensation expense of $239,000 for the six months ended June 30, 2013. During 2012, the Company recognized compensation expense of $66,000 and $88,000 for the three months and six months ended June 30, 2012. At June 30, 2013, the aggregate liability related to SARs was $795,000 and was included in deferred compensation.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2013	December 31, 2012
Commitments to extend credit	$1,018,425	$907,892
Standby letters of credit and financial guarantees	7,972	6,660
Commitments to originate loans	36,661	10,733
Commitments to purchase investment securities	13,640	11,500

Derivatives also included in Note 16:
Commitments to originate loans held for sale	49,981	89,049
Commitments to sell loans secured by one- to four residential properties	29,786	70,263
Commitments to sell securities related to mortgage banking activities	32,200	41,500

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Banks then attempted to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Banks. These lock extension costs have not had a material impact to our operations. In 2012, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts in the six months ended June 30, 2013 or June 30, 2012. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. We limit our exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event we have forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

NOTE 16: DERIVATIVES AND HEDGING

The Company, through its Banner Bank subsidiary, is party to various derivative instruments that are used for asset and liability management and customer financing needs. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index, or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract. The Company obtains dealer quotations to value its derivative contracts.

The Company's predominant derivative and hedging activities involve interest rate swaps related to certain term loans and forward sales contracts associated with mortgage banking activities. Generally, these instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as market-driven interest rates and prices or other economic factors.

Derivatives Designated in Hedge Relationships

The Company's fixed rate loans result in exposure to losses in value or net interest income as interest rates change. The risk management objective for hedging fixed rate loans is to effectively convert the fixed rate received to a floating rate. The Company has hedged exposure to changes in the fair value of certain fixed rate loans through the use of interest rate swaps. For a qualifying fair value hedge, changes in the value of the derivatives are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.

In a program brought to Banner Bank through its merger with F&M Bank in 2007, customers received fixed interest rate commercial loans and the Bank subsequently hedged that fixed rate loan by entering into an interest rate swap with a dealer counterparty. The Bank receives fixed rate payments from the customers on the loans and makes similar fixed rate payments to the dealer counterparty on the swaps in exchange for variable rate payments based on the one-month LIBOR index. These interest rate swaps are designated as fair value hedges. Through application of the “short cut method of accounting,” there is an assumption that the hedges are effective. The Bank discontinued originating interest rate swaps under this program in 2008.

As of June 30, 2013 and December 31, 2012, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$13,419	$2,381	$19,402	$3,300	$7,576	$1,484	$10,507	$2,163

(1)	Included in Loans Receivable on the Consolidated Statement of Financial Condition

(2)	Included in Other Liabilities on the Consolidated Statement of Financial Condition

Derivatives Not Designated in Hedge Relationships

Interest Rate Swaps. The Company's subsidiary, Banner Bank, has been using an interest rate swap program for commercial loan customers, termed the Back-to-Back Program, since 2010. In the Back-to-Back Program, the Bank provides the client with a variable rate loan and enters into an interest rate swap in which the client receives a variable rate payment in exchange for a fixed rate payment. The Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. There are also a few interest rate swaps from prior to 2009 that were not designated in hedge relationships that are included in these totals. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.

Mortgage Banking. In the normal course of business, the Company sells originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written rate lock commitments with potential borrowers to originate loans that are intended to be sold and for closed loans that are awaiting sale and delivery into the secondary market.

Written loan commitments that relate to the origination of mortgage loans that will be held for resale are considered free-standing derivatives and do not qualify for hedge accounting. Written loan commitments generally have a term of up to 60 days before the closing of the loan. The loan commitment does not bind the potential borrower to enter into the loan, nor does it guarantee that the Company will approve the potential borrower for the loan. Therefore, when determining fair value, the Company makes estimates of expected “fallout” (loan commitments not expected to close), using models which consider cumulative historical fallout rates, current market interest rates and other factors.

Written loan commitments in which the borrower has locked in an interest rate results in market risk to the Company to the extent market interest rates change from the rate quoted to the borrower. The Company economically hedges the risk of changing interest rates associated with its interest rate lock commitments by entering into forward sales contracts.

Mortgage loans which are held for sale are subject to changes in fair value due to fluctuations in interest rates from the loan's closing date through the date of sale of the loans into the secondary market. Typically, the fair value of these loans declines when interest rates increase and rises when interest rates decrease. To mitigate this risk, the Company enters into forward sales contracts on a significant portion of these loans to provide an economic hedge against those changes in fair value. Mortgage loans held for sale and the forward sales contracts are recorded at fair value with ineffective changes in value recorded in current earnings as loan sales and servicing income.

As of June 30, 2013 and December 31, 2012, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$95,079	$2,034	$94,551	$5,053	$100,922	$2,931	$100,447	$6,190
Mortgage loan commitments	17,424	432	45,363	436	32,557	381	43,686	74
Forward sales contracts	32,200	702	43,686	74	17,424	432	41,500	121
	$144,703	$3,168	$183,600	$5,563	$150,903	$3,744	$185,633	$6,385

(1)	Included in Other Assets on the Consolidated Statements of Financial Condition

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition

Gains (losses) recognized in income on non-designated hedging instruments for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

		Three Months Ended June 30
	Location on Income Statement	2013	2012
Mortgage loan commitments	Mortgage banking operations	$(878)	$231
Forward sales contracts	Mortgage banking operations	878	(281)
		$—	$(50)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required the Bank to maintain a specific capital level. If the Bank had breached any of these provisions at June 30, 2013 or December 31, 2012, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2013 and December 31, 2012, the termination value of derivatives in a net liability position related to these agreements was $3.1 million and $8.4 million, respectively. The Company generally posts collateral against derivative liabilities in the form of Government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $6.8 million and $12.5 million as of June 30, 2013 and December 31, 2012, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Statement of Financial Condition as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$2,034	$—	$2,034	$(639)	$—	$1,395
	$2,034	$—	$2,034	$(639)	$—	$1,395

Derivative liabilities
Interest rate swaps	$4,415	$—	$4,415	$(639)	$(3,137)	$639
	$4,415	$—	$4,415	$(639)	$(3,137)	$639

	December 31, 2012
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$5,053	$—	$5,053	$—	$—	$5,053
	$5,053	$—	$5,053	$—	$—	$5,053

Derivative liabilities
Interest rate swaps	$8,353	$—	$8,353	$—	$(8,353)	$—
	$8,353	$—	$8,353	$—	$(8,353)	$—

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2013, its 85 branch offices and seven loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2013, we had total consolidated assets of $4.2 billion, total loans of $3.3 billion, total deposits of $3.5 billion and total stockholders’ equity of $520 million.

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

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in the second quarter, as evidenced by our solid profitability for the quarter ended June 30, 2013. Highlights for the quarter included continued improvement in our asset quality, strong revenues from core operations and additional client acquisition. Additionally, a quarterly cash dividend of $0.12 per share was declared, reflecting strong performance and our expectation of continued success in 2013.

Despite persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement and consistent profitability in 2012 which continued in the first half of 2013.  For the quarter ended June 30, 2013, we had net income available to common shareholders of $11.8 million, or $0.60 per diluted share, compared to a net income to common shareholders of $23.4 million, or $1.27 per diluted share, for the quarter ended June 30, 2012. For the six months ended June 30, 2013, our net income to common shareholders was $23.3 million, or $1.20 per diluted share, compared to net income to common shareholders of $30.6 million, or $1.69 per diluted share for the same period a year earlier. Although there continue to be indications that economic conditions are improving from the recessionary downturn, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward.  As a result, our future operating results and financial performance will be significantly affected by the course of recovery. However, over the past two years we have significantly improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in lower credit costs and stronger revenues, and which we believe has positioned the Company well to meet this challenging environment.

Our return to consistent profitability was punctuated in the second quarter of 2012 by management's decision to reverse the valuation allowance against our deferred tax assets. This decision resulted in a substantial tax benefit in the second quarter, as well as for the full year 2012. The decision to reverse the valuation allowance reflected our confidence in the sustainability of our future profitability. Further, as a result of our return to profitability, including the substantial recovery of our deferred tax asset, our improved asset quality and operating trends, strong capital position and our expectation for sustainable profitability for the foreseeable future, we also significantly reduced the credit portion of the discount rate utilized to estimate the fair value of the junior subordinated debentures issued by the Company. Changes in these two significant accounting estimates, while substantial, represent non-cash valuation adjustments that had no effect on our liquidity or our ability to fund our operations.

As a result of substantial reserves already in place representing 2.34% of total loans outstanding at June 30, 2013 and 2.38% of total loans at March 31, 2013, as well as declining net charge-offs, Banner did not record a provision for loan losses in the first or second quarter of 2013. We recorded a $4.0 million provision in the second quarter a year ago, which contributed to a $9.0 million provision for the six months ended June 30, 2012. The decrease in loan loss provisioning from a year earlier reflects significant progress in reducing the levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  The allowance for loan losses at June 30, 2013 was $76.9 million, representing 294% of non-performing loans. Non-performing loans decreased by 22% to $26.1 million at June 30, 2013, compared to $33.4 million three months earlier, and decreased 45% when compared to $47.4 million a year earlier. (See Note 7, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses decreased modestly to $42.2 million for the quarter ended June 30, 2013, compared to $42.7 million for the same quarter one year earlier. During the same period, our interest rate spread decreased to 4.17% from 4.26%. These decreases in net interest income and interest rate spread reflect declining yields on performing loans and securities, partially offset by continuing reductions in deposit and other funding costs.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the valuation of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements.) For the quarter ended June 30, 2013, we recorded a net loss of $255,000 in fair value adjustments, which was partially offset by $12,000 in gains on sale of securities. In comparison, we recorded a net fair value loss of $19.1 million for the quarter ended June 30, 2012, which was partially offset by $29,000 in gains on sale of securities. For the six months ended June 30, 2013, we recorded a net loss of $1.6 million in fair value adjustments, which was partially offset by $1.0 million in gains on sale of securities and by $409,000 in OTTI recoveries. In comparison, we recorded a net fair value loss of $17.4 million for the six months ended June 30, 2012, which was partially offset by $29,000 in gains on sale of securities.

Our total other operating income, which includes the gain on sale of securities, OTTI recovery and changes in the value of financial instruments carried at fair value was $10.6 million for the quarter ended June 30, 2013, compared to a net loss of $9.5 million for the quarter ended June 30, 2012. Total other operating income was $20.6 million for the six months ended June 30, 2013, compared to $1.1 million for the six months ended June 30, 2012. However, other operating income excluding the gain on sale of securities, OTTI adjustments and changes in the value of financial instruments, which we believe is more indicative of our core operations, increased 14% to $10.9 million for the quarter ended June 30, 2013, compared to $9.5 million for the same quarter a year earlier, as a result of significantly increased deposit fees and service charges fueled by growth in non-interest-bearing deposit accounts and strong mortgage banking revenues augmented by a $600,000 adjustment to the valuation allowance for our mortgage servicing rights. For the six months ended June 30, 2013, other operating income from core operations increased 13% to $20.8 million, compared to $18.5 million for the same period a year earlier.

Our total revenues (net interest income before the provision for loan losses plus total other operating income) for the second quarter of 2013 increased $19.6 million, or 59%, to $52.9 million, compared to $33.2 million for the same period a year earlier, largely as a result of the changes in fair value adjustments.  Our total revenues for the six months ended June 30, 2013 increased $18.5 million, or 22%, to $103.8 million, compared to $85.3 million for the same period a year earlier, also largely as a result of the changes in fair value adjustments.  However, our total revenues, excluding fair value and OTTI adjustments and gain on sale of securities, which we also believe are more indicative of our core operations, increased $858,000, or 2%, to $53.1 million for the quarter ended June 30, 2013, compared to $52.3 million for the same period a year earlier.  Our total revenues from core operations increased $1.3 million, or 1%, to $104.0 million for the six months ended June 30, 2013, compared to $102.7 million for the same period a year earlier.

Our other operating expenses declined in the second quarter of 2013 compared to a year earlier, largely as a result of lower costs related to loan collections and real estate owned, as well as decreases in FDIC deposit insurance charges, which were partially offset by increased compensation expenses and payment and card processing expenses.   Other operating expenses were $35.5 million for the quarter ended June 30, 2013, compared to $35.7 million for the same quarter a year earlier. For the six months ended June 30, 2013, other operating expenses were $69.6 million, compared to $73.6 million for the same period a year earlier.

Other operating income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, and gains or losses on sale of securities are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2013	2012	2013	2012
Total other operating income (loss)	$10,623	$(9,497)	$20,621	$1,111
Exclude gain on sale of securities	(12)	(29)	(1,018)	(29)
Exclude other-than-temporary impairment recoveries	—	—	(409)	—
Exclude change in valuation of financial instruments carried at fair value	255	19,059	1,601	17,374
Total other operating income, excluding fair value adjustments, OTTI and gain on sale of securities	$10,866	$9,533	$20,795	$18,456
Net interest income before provision for loan losses	$42,248	$42,723	$83,217	$84,212
Total other operating income	10,623	(9,497)	20,621	1,111
Total revenue	52,871	33,226	103,838	85,323
Exclude gain on sale of securities	(12)	(29)	(1,018)	(29)
Exclude other-than-temporary impairment recoveries	—	—	(409)	—
Exclude change in valuation of financial instruments carried at fair value	255	19,059	1,601	17,374
Total revenue, excluding fair value adjustments, OTTI and gain on sale of securities	$53,114	$52,256	$104,012	$102,668
Income (loss) before provision for taxes	$17,414	$(6,440)	$34,281	$2,744
Exclude gain on sale of securities	(12)	(29)	(1,018)	(29)
Exclude other-than-temporary impairment recoveries	—	—	(409)	—
Exclude change in valuation of financial instruments carried at fair value	255	19,059	1,601	17,374
Income before provision for taxes, excluding fair value adjustments, OTTI and gain on sale of securities	$17,657	$12,590	$34,455	$20,089
Net income	$11,753	$25,390	$23,336	$34,574
Exclude gain on sale of securities	(12)	(29)	(1,018)	(29)
Exclude other-than-temporary impairment recoveries	—	—	(409)	—
Exclude change in valuation of financial instruments carried at fair value	255	19,059	1,601	17,374
Exclude related tax expense	87	6,851	63	6,244
Total earnings, excluding fair value adjustments, OTTI and gain on sale of securities, net of related tax effects	$12,083	$51,271	$23,573	$58,163

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

	June 30, 2013	December 31, 2012	June 30, 2012
Stockholders’ equity	$520,333	$506,919	$587,192
Other intangible assets, net	3,247	4,230	5,252
Tangible equity	517,086	502,689	581,940
Preferred equity	—	—	121,610
Tangible common stockholders’ equity	$517,086	$502,689	$460,330
Total assets	$4,236,290	$4,265,564	$4,221,427
Other intangible assets, net	3,247	4,230	5,252
Tangible assets	$4,233,043	$4,261,334	$4,216,175
Tangible common stockholders’ equity to tangible assets	12.22%	11.80%	10.92%

We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Prior to 2008, real estate lending activities were significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties; however, over the subsequent four years our origination of construction and land development loans declined materially and the proportion of the portfolio invested in these types of loans declined substantially. More recently, we have experienced increased demand for one- to four-family construction loans and outstanding balances have increased modestly. Our residential mortgage loan originations also decreased during the earlier years of this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases. Refinancing activity was particularly significant in 2012 and in the six months ended June 30, 2013, leading to meaningful increases in residential mortgage originations compared to the same periods a year earlier, although the recent rise in mortgage interest rates may result in lower refinancing activity in the future. Despite the recent increase in these loan originations, our outstanding balances for residential mortgages have continued to decline, as most of the new originations have been sold in the secondary market while existing residential loans have been repaying at an accelerated pace. Our real estate lending activities also include the origination of multifamily and commercial real estate loans.  While reduced from periods prior to the economic slowdown, our level of activity and investment in these types of loans has been relatively stable in recent periods.  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Reflecting the weak economy, in recent periods demand for these types of commercial business loans has been modest. Nevertheless, commercial and agricultural business loans have increased $44 million, or 5%, to $874 million at June 30, 2013, compared to $830 million at March 31, 2013 and increased $62 million, or 8%, compared to $812 million at June 30, 2012. Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt.  At June 30, 2013, our net loan portfolio totaled $3.213 billion compared to $3.158 billion at December 31, 2012 and $3.163 billion at March 31, 2013.

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

Total deposits were $3.460 billion at June 30, 2013, compared to $3.521 billion three months earlier and $3.426 billion a year ago. Following a normal seasonal pattern, non-interest-bearing account balances declined slightly to $959 million at June 30, 2013, compared to $962 million at March 31, 2013, but increased 19% compared to $805 million a year ago. Interest-bearing transaction and savings accounts totaled $1.558 billion at June 30, 2013, compared to $1.576 billion at March 31, 2013 and $1.450 billion a year ago, while certificates of deposit further decreased to $944 million at June 30, 2013, compared to $983 million at March 31, 2013 and $1.171 billion a year earlier. Non-certificate core deposits represented 73% of total deposits at the end of the second quarter, compared to 66% of total deposits a year earlier.

Management’s Discussion and Analysis of Results of Operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the 2012 Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail below. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies during the first six months of 2013.

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

Mortgage Servicing Rights: (Note 9) Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of loans. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, the value of the servicing right is estimated and capitalized. Fair value is based on market prices for comparable mortgage servicing contracts. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

General.  Total assets decreased $29 million, or 0.7%, to $4.236 billion at June 30, 2013, from $4.266 billion at December 31, 2012.  However, net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) increased $55 million, or 1.7%, to $3.213 billion at June 30, 2013, from $3.158 billion at December 31, 2012.  The increase in net loans included increases of $23 million in commercial real estate loans, $13 million in commercial and multifamily construction loans, $30 million in one- to four-family construction loans, $6 million in land and land development loans, $22 million in commercial business loans and $4 million in agricultural business loans, partially offset by decreases of $29 million in one- to four-family real estate loans and $14 million in consumer loans. Multifamily loans were nearly unchanged.

The decrease in one- to four-family real estate and consumer loans was largely the result of accelerated prepayments in the current low interest rate environment. The increase in commercial real estate loans was nearly evenly divided between investment properties and owner-occupied properties. The increase in construction and development loans was particularly helpful to the net interest margin as interest rates, loan fees and the velocity of turnover in this lending activity are generally higher than for most other categories of loans. The increase in commercial business loans is an encouraging sign of economic activity; however, credit line utilizations remained at relatively low levels. Following a normal seasonal reduction in the first quarter, our agricultural loan balances increased significantly in the second quarter resulting in modest growth on a year-to-date basis.

The aggregate balance of interest-earning deposits and securities decreased $49 million from December 31, 2012 to $696 million at June 30, 2013.  Interest-earning deposits decreased $48 million during the quarter to $67 million, while our total investment in securities decreased $1 million to $629 million at June 30, 2013. The change in the mix of interest-bearing deposits and securities holdings compared to a year ago reflects both an increase in our overall securities holdings and a modest extension of the expected duration of our securities holdings designed to increase the aggregate portfolio yield relative to interest-bearing deposits. The securities purchased in recent periods were primarily short- to intermediate-term U.S. Government Agency notes and mortgage-backed securities and, to a lesser extent, intermediate-term taxable and tax-exempt municipal securities. Securities acquired during this period generally have expected maturities ranging from six months to six years.  The average effective duration of Banner's securities portfolio was approximately 3.8 years at June 30, 2013. While the net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were modest, certain pooled trust preferred collateralized debt obligation securities (TRUP CDO) reflected a $721,000 fair value gain, while all other trading securities reflected a $739,000 fair value loss during the three months ended June 30, 2013. In addition, fair value adjustments for securities designated as available for sale reflected a decrease of $9 million, which was included net of the associated tax benefit as a component of other comprehensive income and largely occurred during the current quarter as a result of rising interest rates. (See Note 11 of the Selected Notes to the Consolidated Financial Statements, in this Form 10-Q.)

REO decreased $9 million, to $7 million at June 30, 2013, compared to $16 million at December 31, 2012, continuing the improving trend with respect to these non-earning assets. The June 30, 2013 total included $4 million in residential construction, land or land development projects and $2 million in single-family homes. During the three months ended June 30, 2013, we transferred $418,000 of loans into REO, disposed of $5 million of REO properties recognizing $667,000 in gains related to those sales, and charged-off $226,000 in valuation adjustments. During the six months ended June 30, 2013, we transferred $2 million of loans into REO, disposed of $12 million of REO properties recognizing $1 million in gains related to those sales, and charged-off $299,000 in valuation adjustments (see “Asset Quality” discussion below).
Following a normal seasonal pattern, deposits decreased $97 million, or 3%, to $3.460 billion at June 30, 2013 from $3.558 billion at December 31, 2012.  Non-interest-bearing deposits decreased by $23 million, or 2%, to $959 million at June 30, 2013, compared to $981 million at December 31, 2012, but have increased by 19% compared to a year earlier. Interest-bearing transaction and savings accounts increased by $10 million, or 1%, to $1.557 billion at June 30, 2013 from $1.547 billion at December 31, 2012 and have increased by 7% compared to a year earlier. Certificates of deposit decreased $85 million, or 8%, to $944 million at June 30, 2013 from $1.029 billion at December 31, 2012. Non-certificate core deposits increased to 73% of total deposits at the end of the second quarter, compared to 66% of total deposits a year earlier.

FHLB advances increased $44 million to $54 million at June 30, 2013 from $10 million at December 31, 2012. The new advances were all very short-term maturities with correspondingly low interest rates. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $14 million to $91 million at June 30, 2013, as compared to $77 million at December 31, 2012. No additional junior subordinated debentures were issued or matured during the quarter and the estimated fair value of these instruments remained unchanged at $73 million. For more information, see Notes 10, 11 and 12 of the Selected Notes to the Consolidated Financial Statements.

Total stockholders' equity increased $13 million, or 3%, to $520 million at June 30, 2013 compared to $507 million at December 31, 2012. The increase in equity reflects the year-to-date net income and payment of dividends to common stockholders. Tangible common stockholders' equity, which excludes intangible assets, also increased $9 million to $517 million, or 12.22% of tangible assets at June 30, 2013, compared to $503 million, or 11.80% at December 31, 2012. During the six months ended June 30, 2013, we did not repurchase any shares of Banner Corporation common stock.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Following three difficult years and despite a still challenging economy, Banner Corporation returned to profitability in 2011 and that progress and profitability continued throughout 2012 and into the first six months of 2013. For the quarter ended June 30, 2013, we had net income available to common shareholders of $11.8 million, or $0.60 per diluted share. This compares to net income available to common shareholders of $23.4 million, or $1.27 per diluted share, for the quarter ended June 30, 2012. For the six months ended June 30, 2013, our net income available to common shareholders was $23.3 million, or $1.20 per diluted share. This compares to net income available to common shareholders of $30.6 million, or $1.69 per diluted share, for the six months ended June 30, 2012. While our return to profitability has largely resulted from a material decrease in credit costs, particularly our provision for loan losses, it also reflects strong revenue generation from our core operations. The decrease in credit costs reflects a significantly reduced level of non-performing assets while the increase in net revenues was driven largely by increased deposit fees and other service charges fueled by growth in core deposits and a significant increase in revenues from our mortgage banking operations as well as solid net interest income. The current quarter and six month results also reflect a decrease in operating expenses which was more than offset by an increase in provision for income taxes. In addition, for the three and six months ended June 30, 2012, net income available to common shareholders was net of a dividend accrual and discount accretion related to our Series A Preferred Stock, neither of which were required in the three and six months ended June 30, 2013 due to the redemption of the Series A Preferred Stock in the second half of 2012.

Net Interest Income.

Net interest income before provision for loan losses decreased by $475,000, or 1%, to $42.2 million for the quarter ended June 30, 2013, compared to $42.7 million for the same quarter one year earlier, as a modest increase in the average balance of interest-earning assets was more than offset by a decrease in the net interest margin. The net interest margin of 4.20% for the quarter ended June 30, 2013 was 11 basis points lower than for the same quarter in the prior year. The decrease in the net interest margin compared to a year earlier reflects the impact of persistently low market interest rates on earning asset yields, which was only partially offset by reductions in deposit and other funding costs, as well as further reductions in the adverse effect of non-performing assets. Net collections on nonaccrual loans added two basis points to the margin in the second quarter of 2013, while nonaccrual loans reduced the margin by approximately four basis points in the preceding quarter and approximately eight basis points in the second quarter of 2012. In addition, the further decrease in the average balance of real estate owned reduced the adverse effect of this non-interest-earning asset on the margin.

The net interest spread decreased to 4.17% for the quarter ended June 30, 2013 compared to 4.26% for the same quarter a year earlier. Reflecting generally lower market interest rates as well as changes in asset mix, the yield on earning assets for the quarter ended June 30, 2013 was 4.53%, a decrease of 28 basis points compared to the same quarter a year earlier. Importantly, however, funding costs were also significantly lower, especially deposit costs which decreased 19 basis points to 0.29% from 0.48% a year earlier, leading to a decrease of 19 basis points for all interest-bearing liabilities to 0.36% for the quarter ended June 30, 2013. Partially offsetting this decline in liability funding costs was a decrease in non-interest-bearing funding from average stockholders' equity as a result of the repurchase and redemption of the Series A Preferred Stock in the second half of 2012.

Net interest income before provision for loan losses decreased by $1.0 million, or 1%, to $83.2 million for the six months ended June 30, 2013 compared to $84.2 million for the same period one year earlier, as a result of a five basis point decrease in the net interest margin and despite a small increase in average interest-earning assets. The net interest margin decreased to 4.18% for the six months ended June 30, 2013 compared to 4.23% for the same period in the prior year and, similar to the results for the current quarter, this decrease was a result of the effect of lower asset yields and occurred despite much lower funding costs and fewer non-performing assets. Nonaccruing loans reduced the margin by two basis points during the six months ended June 30, 2013, compared to an 11 basis point reduction for the same period in the prior year.

Interest Income. Interest income for the quarter ended June 30, 2013 was $45.6 million, compared to $47.7 million for the same quarter in the prior year, a decrease of $2.1 million, or 4%.  The decrease in interest income occurred as a result of a decline in the yield on interest-earning assets, which was partially offset by an increase in average balances. The average balance of interest-earning assets was $4.038 billion for the quarter ended June 30, 2013, an increase of $47 million, or 1%, compared to $3.991 billion one year earlier. The yield on average interest-earning assets decreased to 4.53% for the quarter ended June 30, 2013, compared to 4.81% for the same quarter one year earlier. The decrease in the yield on earning assets reflects changes in the mix of assets and the continuing erosion of yields as loans and investments mature or prepay and are replaced by lower yielding assets in the current low interest rate environment. Average loans receivable for the quarter ended June 30, 2013 increased $19 million, or 1%, to $3.251 billion, compared to $3.232 billion for the same quarter in the prior year. Interest income on loans decreased by $2.2 million, or 5%, to $42.3 million for the current quarter from $44.5 million for the quarter ended June 30, 2012, reflecting the impact of a 31 basis point decrease in the average yield on loans, and offset by the $19 million increase in average loan balances.  The average yield on loans was 5.22% for the quarter ended June 30, 2013, compared to 5.53% for the same quarter one year earlier.

Interest income for the six months ended June June 30, 2013 was $90.1 million, compared to $95.3 million for the same period in the prior year, a decrease of $5.2 million, or 5%. As with quarterly results, the year-to-date results reflect a 26 basis point reduction in the yield on interest-earning assets, partially offset by a $10.3 million increase in the average balance of interest-earning assets.

The combined average balance of mortgage-backed securities, investment securities, and daily interest-bearing deposits increased to $787 million for the quarter ended June 30, 2013 (excluding the effect of fair value adjustments), compared to $759 million for the quarter ended June 30, 2012, although the interest and dividend income from those investments increased by just $54,000 compared to the same quarter in the prior year. The average yield on the combined portfolio decreased to 1.67% for the quarter ended June 30, 2013, from 1.71% for the same quarter one year earlier. The adverse impact of lower market rates on the combined yield on these investments has been partially offset by changes in the mix to include lower balances of daily interest-bearing deposits and more securities.

Interest Expense. Interest expense for the quarter ended June 30, 2013 was $3.3 million, compared to $5.0 million for the same quarter in the prior year, a decrease of $1.7 million, or 33%. The decrease in interest expense occurred as a result of a 19 basis point decrease in the average cost of all interest-bearing liabilities to 0.36% for the quarter ended June 30, 2013, from 0.55% for the same quarter one year earlier, partially offset by a $99 million increase in average interest-bearing liabilities. This increase in average interest-bearing liabilities reflects increases in transaction and savings accounts and advances from FHLB, offset by a continued managed decline in certificates of deposit. Interest expense for the six months ended June 30, 2013 and 2012 was $6.9 million and $11.0 million, respectively, and similar to quarterly results, the reduction is reflective of a decrease in the average rate paid for most interest-bearing liabilities, partially offset by a modest increase in their average balance over that time period.

Deposit interest expense decreased $1.5 million, or 38%, to $2.5 million for the quarter ended June 30, 2013, compared to $4.0 million for the same quarter in the prior year, as a result of a 19 basis point decrease in the cost of deposits and an $80 million increase in the average balance of deposits. Average deposit balances increased to $3.490 billion for the quarter ended June 30, 2013, from $3.410 billion for the quarter ended June 30, 2012, and the average rate paid on deposit balances decreased to 0.29% in the second quarter of 2013 from 0.48% for the quarter ended June 30, 2012. While we do not anticipate further reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further repricing opportunities and competitive pricing should remain restrained in response to modest loan demand in the current economic environment. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, have meaningfully contributed to the decrease in our funding costs compared to earlier periods, and should also result in lower deposit costs going forward. However, it is clear that the pace of decline in deposit costs compared to prior periods has slowed and that the opportunity for future reductions is limited. For the six months ended June 30, 2013, deposit interest expense decreased $3.3 million to $5.2 million compared to $8.5 million for the same period one year ago. Similar to the quarter, average deposit costs decreased by 20 basis points and the average balance of deposits increased $80 million for the six months ended June 30, 2013 compared to the same period one year ago.

Average FHLB advances (excluding the effect of fair value adjustments) were $35 million for the quarter ended June 30, 2013, compared to $10 million for the same quarter one year earlier, and the average rate paid on FHLB advances for the quarter ended June 30, 2013 decreased to 0.46% from 2.52% for the same quarter one year earlier. Average FHLB advances increased as a result of certain cash management activities at Banner Bank, while the cost of the advances declined as a result of the maturity of a higher rate fixed term advance in February 2013. Interest expense on FHLB advances decreased to $40,000 for the quarter ended June 30, 2013 from $64,000 for the quarter ended June 30, 2012. For the six months ended June 30, 2013, interest expense on FHLB advances decreased by $63,000 to $64,000 compared to $127,000 for the same period in the prior year. Average FHLB advances excluding the effect of fair value adjustments increased $9 million to $19 million over that same time period compared to $10 million for the six months ended June 30, 2012. The average rate paid on FHLB advances decreased 183 basis points to 0.67% for the six months ended June 30, 2013, compared to 2.50% for the same period a year ago.

Other borrowings consist of retail repurchase agreements with customers secured by certain investment securities and, prior to March 31, 2012, the senior bank notes issued under the Temporary Liquidity Guarantee Program (TLGP). The average balance for other borrowings decreased $6 million to $91 million during the current quarter from $97 million during the same quarter a year earlier, while the rate on other borrowings decreased to 0.22% from 0.31% a year earlier. As a result, interest expense for other borrowings decreased to $51,000 for the quarter ended June 30, 2013, compared to$74,000 for the quarter ended June 30, 2012. Primarily as a result of repaying the TLGP senior bank notes, the average balance for other borrowings decreased $35 million to $87 million during the six months ended June 30, 2013 from $122 million during the same period a year earlier, while the rate on these other borrowings decreased to 0.25% from 1.03% a year earlier. The $50 million of TLGP senior bank notes had a fixed rate of 2.625%, plus a 1.00% guarantee fee, and matured on March 31, 2012.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 2.41% and 2.42%, respectively, for the quarter and six months ended June 30, 2013. Junior subordinated debentures outstanding in the same periods in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) with higher average costs of 2.61% and 2.95%, respectively, for the quarter and six months ended June 30, 2012. Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index; however, one $25 million issue of junior subordinated debentures had a fixed rate of 6.56% for an initial five-year period which expired on February 29, 2012. Subsequent to that date, the interest rate on that debenture resets every three months at a rate of three-month LIBOR plus 1.62%. The change in the rate on that debenture, coupled with a modestly lower level of LIBOR, resulted in the lower cost of the junior subordinated debentures for both the quarter and six months ended June 30, 2013, compared to the same periods a year earlier.

Analysis of Net Interest Spread presents, in the following table and for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances.

The following table provides additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
Average Balances	2013	2012	2013	2012
Interest-bearing deposits	$68,130	$122,846	$87,930	$117,191
Investment securities	347,750	444,580	342,575	468,492
Mortgage-backed obligations	334,840	154,146	317,168	142,505
FHLB stock	36,358	37,371	36,506	37,371
Total average interest-earning securities and cash equivalents	787,078	758,943	784,179	765,559
Loans receivable	3,250,808	3,232,204	3,233,116	3,241,485
Total average interest-earning assets	4,037,886	3,991,147	4,017,295	4,007,044
Non-interest-earning assets (including fair value adjustments on interest-earning assets)	212,661	174,566	215,006	179,613
Total average assets	$4,250,547	$4,165,713	$4,232,301	$4,186,657
Deposits	$3,489,625	$3,410,249	$3,495,764	$3,415,661
Advances from FHLB	34,961	10,214	19,394	10,215
Other borrowings	91,015	96,587	87,075	121,547
Junior subordinated debentures	123,716	123,716	123,716	123,716
Total average interest-bearing liabilities	3,739,317	3,640,766	3,725,949	3,671,139
Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(12,390)	(37,694)	(12,888)	(37,196)
Total average liabilities	3,726,927	3,603,072	3,713,061	3,633,943
Equity	523,620	562,641	519,240	552,714
Total average liabilities and equity	$4,250,547	$4,165,713	$4,232,301	$4,186,657
Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Interest-bearing deposits	0.27%	0.25%	0.26%	0.24%
Investment securities	2.12	1.95	2.13	1.88
Mortgage-backed obligations	1.67	2.60	1.63	2.71
Total interest rate yield on securities and cash equivalents	1.67	1.71	1.62	1.69
Loans receivable	5.22	5.53	5.23	5.51
Total interest rate yield on interest-earning assets	4.53	4.81	4.52	4.78
Interest Rate Expense:
Deposits	0.29	0.48	0.30	0.50
Advances from FHLB	0.46	2.52	0.67	2.50
Other borrowings	0.22	0.31	0.25	1.03
Junior subordinated debentures	2.41	2.61	2.42	2.95
Total interest rate expense on interest-bearing liabilities	0.36	0.55	0.37	0.61
Interest spread	4.17%	4.26%	4.15%	4.17%
Net interest margin on interest earning assets	4.20%	4.31%	4.18%	4.23%
Additional Key Financial Ratios (income and expense ratios are annualized)
Return on average assets	1.11%	2.45%	1.11%	1.66%
Return on average equity	9.00	18.15	9.06	12.58
Average equity / average assets	12.32	13.51	12.27	13.20
Average interest-earning assets /average interest-bearing liabilities	107.98	109.62	107.82	109.15
Non-interest (other operating) income / average assets	1.00	(0.92)	0.98	0.05
Non-interest (other operating) expenses / average assets	3.35	3.44	3.31	3.53
Efficiency ratio (1)	67.06	107.34	66.99	86.24

(1)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income)

Provision and Allowance for Loan Losses. As a result of substantial reserves already in place representing 2.34% of total loans outstanding, as well as declining delinquencies and net charge-offs, we did not record a provision for loan losses in either the quarter or the six months ended June 30, 2013. This compares to a $4.0 million provision in the second quarter a year ago and a $9.0 million provision for the six months ended June 30, 2012. As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

Reflecting lingering weakness in the economy, we continue to maintain a substantial allowance for loan losses at June 30, 2013 even though non-performing loans declined during the quarter. The allowance for loan losses also continues to reflect our concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots. These concerns have remained elevated during the past five years as price declines for housing and related lot and land markets have occurred in most areas of the Puget Sound and Portland regions where a significant portion of our one- to four-family residential and construction and development loans are located. Nonetheless, more recently we have been encouraged by evidence of stabilization or modest improvement in most markets in our service areas and significant improvement in certain areas. Aside from housing-related construction and development loans, non-performing loans often reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity and diminished commercial real estate values have been significant contributing factors to delinquencies and defaults in other non-housing-related segments of the portfolio.

We recorded net charge-offs of $275,000 for the quarter ended June 30, 2013, compared to $5.3 million for the same quarter in the prior year. Non-performing loans decreased by $7 million during the quarter ended June 30, 2013 to $26 million, and decreased by $21 million compared to the quarter ended June 30, 2012. A comparison of the allowance for loan losses at June 30, 2013 and 2012 reflects a decrease of $3 million to $77 million at June 30, 2013, from $80 million at June 30, 2012.  Included in our allowance at June 30, 2013 was an unallocated portion of $9.8 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 2.34% at June 30, 2013, from 2.50% at June 30, 2012. However, with the decrease in problem loans, the allowance as a percentage of non-performing loans increased to 294% at June 30, 2013, compared to 225% of non-performing loans at December 31, 2012 and 169% a year earlier.

As of June 30, 2013, we had identified $78 million of impaired loans. Impaired loans are comprised of loans on nonaccrual, TDRs and loans that are 90 days or more past due, but are still on accrual. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools. For more information on these impaired loans, refer to Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of June 30, 2013 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income. Other operating income, which includes changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, and gain on sale of securities, as well as non-interest revenues from core operations, was $10.6 million for the quarter ended June 30, 2013, compared to a net loss of $9.5 million for the same quarter in the prior year. Our other operating income for the three months ended June 30, 2013 included a gain on the sale of securities of $12,000 and a $255,000 net loss for fair value adjustments as a result of changes in the valuation of our securities portfolios. During the quarter ended June 30, 2012, fair value adjustments resulted in a net loss of $19.1 million as we recorded a significant adjustment to the fair value of our junior subordinated debentures. For a more detailed discussion of our fair value adjustments, please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Other operating income, including changes in the valuation of financial instruments carried at fair value, was $20.6 million for the six months ended June 30, 2013, compared to $1.1 million for the same period in the prior year. Our other operating income for the six months ended June 30, 2013 included a gain on the sale of securities of $1.0 million and an OTTI recovery of $409,000, both of which resulted from the sale of securities that had been fully written off in previous periods. Primarily reflecting the impact of higher market interest rates on certain fixed rate securities in our held for trading portfolio, as well as changes in the fair value of junior subordinated debentures, for the six months ended June 30, 2013 we recorded a net loss of $1.6 million in fair value adjustments compared to a net loss of $17.4 million for the same period in the prior year, primarily due to the significant adjustment for the fair value of the junior subordinated debentures.

Excluding the fair value and OTTI adjustments and gain on sale of securities, other operating income from core operations increased by $1.4 million, or 14%, to $10.9 million for the quarter ended June 30, 2013, compared to $9.5 million for the quarter ended June 30, 2012, largely as a result of increased deposit fees and service charges and revenues from mortgage banking operations. Deposit fees and service charges increased by $345,000 compared to the second quarter a year ago reflecting growth in the number of deposit accounts and increased transaction activity. Mortgage banking revenues increased by $838,000 as increased production and sales of loans were supported by still high levels of refinancing as well as increased home purchases despite a significant increase in mortgage rates in the second half of the quarter. In addition, revenues from mortgage banking activities were augmented by $600,000 in the current quarter as a result of a partial reversal of a valuation allowance for previously recorded impairment charges related to our mortgage servicing rights. Other operating income from core operations increased by $2.3 million, or 13%, to $20.8 million for the six months ended June 30, 2013. Similar to the quarterly discussion above, deposit fees and service charges increased by $776,000 compared to the first six months of the prior year while mortgage banking operations increased by $1.2 million.

Other Operating Expenses. Other operating expenses decreased by $209,000, to $35.5 million for the quarter ended June 30, 2013, compared to $35.7 million for the quarter ended June 30, 2012, largely as a result of decreased costs related to REO operations as well as decreases in professional services expenses and FDIC deposit insurance charges, which were generally offset by increased compensation expenses and payment and card processing expenses. As a result of net gains on sales of REO properties, expenses related to REO decreased by $2.2 million to a net gain of $195,000 for the quarter ended June 30, 2013 from a $2.0 million expense during the same period a year earlier. In addition to real estate taxes and maintenance costs, expenses related to REO for the quarter ended June 30, 2013 included only $226,000 in valuation adjustments; however, those charges were more than offset by $667,000 in net gains on sales of REO properties. By comparison, for the quarter ended June 30, 2012, we recorded $1.6 million in valuation adjustments and net gains on REO sales of $567,000. Compensation expense increased $1.8 million, or 9%, to $21.2 million for the quarter ended June 30, 2013, compared to $19.4 million for the quarter ended June 30, 2012, primarily reflecting salary and wage adjustments, increased mortgage banking activity and higher health insurance costs. The increase in compensation expenses was partially offset by an increase of $323,000 in capitalized loan origination costs which also reflected the increase in mortgage banking activity. The cost of FDIC insurance decreased by $199,000 primarily as a result of a reduction in the premium assessment rate attributed to improvements in the asset quality and earnings performance of Banner Bank resulting in the termination of Banner Bank's Memorandum of Understanding with the FDIC and Washington DFI in the first quarter of 2012. All other expenses, net, increased $643,000 largely as a result of increased payment and card processing volumes. Other operating expenses as a percentage of average assets were 3.35% for the quarter ended June 30, 2013, compared to 3.44% for the same quarter one year earlier.

Other operating expenses for the six months ended June 30, 2013 decreased $4.0 million, or 5%, to $69.6 million compared to $73.6 million for the six months ended June 30, 2012. REO expenses decreased $5.0 million, or 110%, to a $446,000 net gain for the six months ended June 30, 2013, compared to net losses of $4.6 million for the prior year period, and included $299,000 of valuation adjustments and $1.5 million of net gains on the sale of properties. Compensation expense increased $3.1 million, or 8%, to $42.0 million for the six months ended June 30, 2013 compared to $38.9 million for the six months ended June 30, 2012, again reflecting salary and wage adjustments, increased mortgage banking activity and higher health insurance costs. Partially offsetting the increase in compensation, capitalized loan origination costs increased by $944,000 compared to the same six-month period a year earlier. Also contributing to the reduction in operating expenses was a $916,000, or 42%, decrease in deposit insurance to $1.3 million for the six months ended June 30, 2013 compared to $2.2 million for the same period in the prior year and a $419,000 decrease in advertising and marketing expenses. Reflecting the significant growth in core deposits, expenses for payment and card processing increased by $747,000, or 19%, to $4.8 million for the six months ended June 30, 2013, compared to $4.0 million for the same period in the prior year. Most other operating expenses were little changed from a year earlier.

Income Taxes. In the quarter ended June 30, 2013, we recognized $5.7 million in income tax expense for an effective tax rate of approximately 32.5%, which reflects our normal statutory tax rate reduced by the impact of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 36.5%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and Idaho income tax rates. For the six months ended June 30, 2013, we recognized $10.9 million in income tax expense for an effective tax rate of 31.9%. From September 30, 2010 through the quarter ended March 31, 2012, we maintained a valuation allowance for our deferred tax assets (DTA). While the full valuation allowance remained in effect, we did not recognize any tax expense or benefit in our Consolidated Statements of Operations. During the second quarter of 2012, we determined that maintaining the full valuation allowance was no longer appropriate and subsequently reversed the valuation allowance. As a result, we recognized a tax benefit of $31.8 million for the quarter and six months ended June 30, 2012, which significantly affected our net income in both periods. For more discussion on our deferred tax asset and related valuation allowance, please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. As a result, our non-performing assets declined substantially in 2012 and have decreased further in the first six months of 2013.  All of our key credit quality metrics have improved compared to a year ago, including improvement during the second quarter of this year, and as a result our credit costs have been significantly reduced. In addition, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results. While our non-performing assets and credit costs have been materially reduced, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $33 million, or 0.78% of total assets, at June 30, 2013, from $50 million, or 1.18% of total assets, at December 31, 2012, and $73 million, or 1.73% of total assets, at June 30, 2012. Non-performing assets are comprised of non-performing loans which total $26 million and REO and other repossessed assets which total $7 million. The primary components of non-performing loans are $13 million in one- to four-family residential loans, $5 million in commercial and multifamily real estate loans, $3 million in commercial business loans, $3 million in construction, land and land development loans and $2 million in consumer loans. The primary components of REO are $4 million in residential construction, land or land development projects and $2 million in single-family homes.  Non-performing construction, land and land development loans and related REO totaled $7 million at June 30, 2013 and included approximately$1.8 million, or 25%, in the Puget Sound region,$4.2 million, or 59%, in the greater Portland market area, $400,000, or 6%, in the greater Boise market area, and $700,000, or 10%, in other areas of Washington, Oregon and Idaho.  We believe our level of non-performing loans and assets, which has declined substantially, is manageable and that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Loans are reported as TDRs when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any TDR becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the TDR would be reclassified as nonaccrual.  At June 30, 2013, we had $52 million of TDRs currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and TDRs at the dates indicated (dollars in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$4,810	$6,579	$7,580
Multifamily	335	—	—
Construction and land	2,775	3,673	8,939
One- to four-family	11,465	12,964	16,170
Commercial business	2,819	4,750	8,600
Agricultural business, including secured by farmland	—	—	1,010
Consumer	1,938	3,395	2,882
	24,142	31,361	45,181
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	—
Multifamily	—	—	—
Construction and land	—	—	—
One- to four-family	1,897	2,877	2,142
Commercial business	4	—	—
Agricultural business, including secured by farmland	—	—	—
Consumer	58	152	39
	1,959	3,029	2,181
Total non-performing loans	26,101	34,390	47,362
Securities on nonaccrual at fair value	—	—	—
REO and other repossessed assets held for sale, net (2)	6,832	15,853	25,830
Total non-performing assets	$32,933	$50,243	$73,192
Total non-performing loans to loans before allowance for loan losses	0.79%	1.06%	1.47%
Total non-performing loans to total assets	0.62%	0.81%	1.12%
Total non-performing assets to total assets	0.78%	1.18%	1.73%
TDRs (3)	$51,733	$57,462	$58,010
Loans 30-89 days past due and on accrual	$5,902	$11,685	$5,504

(1)
Includes $2.0 million of non-accrual TDRs. For the three months ended June 30, 2013, we had net recoveries of interest income related to non-accrual loans of $54,000 and for the six months ended June 30, 2013, $405,000 in interest income would have been recorded had nonaccrual loans been current.

(2)
Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the carrying value of the defaulted loan. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down to the anticipated sales price, less selling and holding costs.

(3)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at June 30, 2013 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Secured by real estate:
Commercial	$4,759	$—	$51	$4,810
Multifamily	—	—	335	335
Construction and land
One- to four-family construction	1,049	349	366	1,764
Residential land acquisition & development	—	876	—	876
Residential land improved lots	—	22	—	22
Residential land unimproved	113	—	—	113
Commercial land improved	—	—	—	—
Commercial land unimproved	—	—	—	—
Total construction and land	1,162	1,247	366	2,775
One- to four-family	9,003	2,353	2,006	13,362
Commercial business	2,756	67	—	2,823
Agricultural business, including secured by farmland	—	—	—	—
Consumer	1,454	390	152	1,996
Total non-performing loans	19,134	4,057	2,910	26,101
REO and other repossessed assets held for sale, net	2,659	3,904	269	6,832
Total non-performing assets	$21,793	$7,961	$3,179	$32,933
Percent of non-performing assets	66%	24%	10%	100%

In addition to the non-performing loans as of June 30, 2013, we had other classified loans with an aggregate outstanding balance of $104 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the quarters ended June 30, 2013 and 2012, we recognized $226,000 and $1.6 million, respectively, of impairment charges related to these types of assets.  For the six months ended June 30, 2013 and 2012, we recognized $299,000 and $3 million, respectively of these impairment charges.

Within our non-performing loans, we have only two nonaccrual lending relationships with aggregate loan exposures in excess of $1.0 million that collectively comprise $3.3 million, or 11.6% of our total non-performing loans, as of June 30, 2013. The largest relationship consisted of a commercial business loan that totaled $1.6 million at June 30, 2013 secured by accounts receivable and inventory.  The second lending relationship consisted of a $1.4 million commercial real estate loan secured by a commercial building located in central Washington State. The remaining balance of our nonperforming loans consists of 111 loans with borrowers located throughout our market areas.

At June 30, 2013, we had $6.7 million of REO, the most significant component of which is a subdivision in the greater Portland, Oregon area consisting of 11 residential buildable lots and 33.2 acres of undeveloped land with a book value of $1.6 million.  The second largest REO holding is 19.6 acres of undeveloped land in the greater Portland, Oregon area with a book value of $561,000.  All other REO holdings have individual book values of less than $500,000.

The table below summarizes our REO by geographic location and property type (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$3,990	59.4%	Eight single family residences 13 residential lots 56 acres undeveloped buildable land	Greater Portland, Oregon area
1,540	22.9%	Four single family residences One residential lot Two parcels of undeveloped residential land One acre of buildable residential land	Greater Seattle-Puget Sound area
268	4.0%	Two residential lots One commercial office building	Greater Boise, Idaho area
916	13.7%	One single family residence under construction Five residential lots 13 acres of undeveloped land One parcel of bare land	Other Washington locations
$6,714	100.0%

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the six months ended June 30, 2013 our loan originations exceeded our loan repayments by $63 million and during the six months ended June 30, 2012, our loan originations were less than loan repayments by $72 million. During those periods we purchased loans of $109,000 and $5 million, respectively.  During the six months ended June 30, 2013 and 2012, we sold $273 million and $243 million, respectively, of loans.  Securities purchased during the six months ended June 30, 2013 and 2012 totaled $212 million and $197 million, respectively, and securities repayments and maturities were $73 million and $212 million, respectively.

Our primary financing activity is gathering deposits.  Deposits decreased by $97 million during the first six months of 2013, including a $85 million decrease in certificates of deposits.  The decrease in deposits was driven by our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off. Certificates of deposits are generally more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2013, certificates of deposit amounted to $944 million, or 27% of our total deposits, including $694 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2013 and 2012, we used our sources of funds primarily to fund loan commitments, purchase securities, and pay maturing savings certificates and deposit withdrawals. At June 30, 2013, we had outstanding loan commitments totaling $1.113 billion, including undisbursed loans in process and unused credit lines totaling $1.063 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Seattle, which at June 30, 2013 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $715 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $26 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $54 million, or 1% of our assets at June 30, 2013.  In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank can borrow from 57% up to 91% of eligible loans, depending on collateral type and risk rating.  We currently estimate the BIC program would provide additional borrowing capacity of $569 million as of June 30, 2013.  We had no funds borrowed from the FRBSF at June 30, 2013 or December 31, 2012.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At June 30, 2013, the Company (on an unconsolidated basis) had liquid assets of $33.4 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30, 2013, total equity increased $13 million, or 3%, to $520 million.  Total equity at June 30, 2013 is entirely attributable to common stock.  At June 30, 2013, tangible common stockholders’ equity, which excludes other intangible assets, was $517 million, or 12.22% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common stockholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At June 30, 2013, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2012 Form 10-K for additional information regarding regulatory capital requirements for Banner and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2013, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Banner Corporation—consolidated
Total capital to risk-weighted assets	$603,187	16.99%	$283,951	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	558,418	15.73%	141,975	4.00%	n/a	n/a
Tier 1 leverage capital to average assets	558,418	13.26%	168,509	4.00%	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	539,948	16.02%	269,697	8.00%	$337,121	10.00%
Tier 1 capital to risk-weighted assets	497,415	14.75%	134,848	4.00%	202,272	6.00%
Tier 1 leverage capital to average assets	497,415	12.46%	159,741	4.00%	199,676	5.00%
Islanders Bank
Total capital to risk-weighted assets	33,913	18.52%	14,652	8.00%	18,315	10.00%
Tier 1 capital to risk-weighted assets	31,616	17.26%	7,326	4.00%	10,989	6.00%
Tier 1 leverage capital to average assets	31,616	13.88%	9,113	4.00%	11,392	5.00%

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of June 30, 2013, our loans with interest rate floors totaled approximately $1.5 billion and had a weighted average floor rate of 4.92%. An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced. By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid. Further, non-interest-bearing deposits provide a meaningful portion of our funding. As a result, a prolonged period of very low interest rates will likely result in compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth as of June 30, 2013, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value
+400	$(2,705)	(1.7)%	$(182,673)	(28.8)%
+300	(2,090)	(1.3)	(143,097)	(22.6)
+200	(1,400)	(0.9)	(98,106)	(15.5)
+100	(1,595)	(1.0)	(50,176)	(7.9)
0	—	—	—	—
-25	(646)	(0.4)	6,276	1.0
-50	(1,514)	(0.9)	6,073	1.0

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2013 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2013, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $405 million, representing a one-year cumulative gap to total assets ratio of 9.56%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2013 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$193,169	$13,167	$21,750	$6,278	$2,851	$97	$237,312
Fixed-rate mortgage loans	135,832	78,632	234,018	147,302	148,464	56,675	800,923
Adjustable-rate mortgage loans	440,419	137,074	313,567	292,405	14,578	104	1,198,147
Fixed-rate mortgage-backed securities	35,610	35,093	136,935	86,826	20,458	18,511	333,433
Adjustable-rate mortgage-backed securities	3,384	444	—	—	—	—	3,828
Fixed-rate commercial/agricultural loans	46,860	38,063	88,961	39,932	12,945	338	227,099
Adjustable-rate commercial/agricultural loans	514,060	8,144	38,012	15,735	193	—	576,144
Consumer and other loans	164,746	12,866	35,215	24,542	16,084	1,162	254,615
Investment securities and interest-earning deposits	163,293	18,965	51,017	34,115	69,978	60,861	398,229
Total rate sensitive assets	1,697,373	342,448	919,475	647,135	285,551	137,748	4,029,730
Interest-bearing liabilities: (2)
Regular savings and interest checking accounts	183,104	170,766	398,454	398,454	—	—	1,150,778
Money market deposit accounts	203,368	122,021	81,347	—	—	—	406,736
Certificates of deposit	428,079	258,909	203,915	49,704	3,496	32	944,135
FHLB advances	54,207	—	—	—	—	—	54,207
Other borrowings	—	—	—	—	—	—	—
Junior subordinated debentures	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	90,779	—	—	—	—	—	90,779
Total rate sensitive liabilities	1,083,253	551,696	683,716	448,158	3,496	32	2,770,351
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$614,120	$(209,248)	$235,759	$198,977	$282,055	$137,716	$1,259,379
Cumulative excess (deficiency) of interest-sensitive assets	$614,120	$404,872	$640,631	$839,608	$1,121,663	$1,259,379	$1,259,379
Cumulative ratio of interest-earning assets to interest-bearing liabilities	156.69%	124.76%	127.63%	130.35%	140.49%	145.46%	145.46%
Interest sensitivity gap to total assets	14.50%	(4.94)%	5.57%	4.70%	6.66%	3.25%	29.73%
Ratio of cumulative gap to total assets	14.50%	9.56%	15.12%	19.82%	26.48%	29.73%	29.73%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(473) million, or (11.18)% of total assets at June 30, 2013.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2013, we did not sell any securities that were not registered under the Securities Act of 1933.

We did not have any repurchases of our common stock from January 1, 2013 through June 30, 2013.

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

10{a}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{b}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{c}	Amended and Restated Employment Agreement with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

10{d}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{e}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{f}	1996 Management Recognition and Development Plan [incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

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

10{r}	Long-Term Incentive Plan [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008].

10{s}	Form of Compensation Modification Agreement [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{t}	2005 Executive Officer and Director Stock Account Deferred Compensation Plan.

10{u}	Entry into an Indemnification Agreement with each of the Company’s Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010].

10(v)	2012 Restricted Stock and Incentive Bonus Plan [incorporated by reference as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 19, 2013].

10(w)	Form of Performance Based Restricted Stock Award Agreement [incorporated by reference to the exhibits filed with the Form 8-K on June 4, 2013].

10(x)	Form of Time Based Restricted Stock Award Agreement [incorporated by reference to the exhibits filed with the Form 8-K on June 4, 2013].

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Banner Corporation

August 7, 2013	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 7, 2013	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)