Form 10-Q
period 2013-09-30
BANNER CORP
filed 2013-11-04
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.
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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of October 31, 2013
Common Stock, $.01 par value per share			19,543,769 shares *

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

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012	4

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012	5

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012	6

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2013 and the Year Ended December 31, 2012	7

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	9

Selected Notes to the Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	51

Comparison of Financial Condition at September 30, 2013 and December 31, 2012	56

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012	57

Asset Quality	62

Liquidity and Capital Resources	65

Capital Requirements	66

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	67

Sensitivity Analysis	67

Item 4 - Controls and Procedures	71

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	72

Item 1A - Risk Factors	72

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3 - Defaults upon Senior Securities	72

Item 4 – Mine Safety Disclosures	72

Item 5 - Other Information	72

Item 6 - Exhibits	73

SIGNATURES	75

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2013 and December 31, 2012

ASSETS	September 30 2013	December 31 2012
Cash and due from banks	$175,965	$181,298
Securities—trading, amortized cost $76,525 and $90,339, respectively	63,887	71,232
Securities—available-for-sale, amortized cost $481,867 and $469,650, respectively	477,407	472,920
Securities—held-to-maturity, fair value $98,401 and $92,458, respectively	96,545	86,452
Federal Home Loan Bank (FHLB) stock	35,708	36,705
Loans receivable:
Held for sale	8,394	11,920
Held for portfolio	3,267,042	3,223,794
Allowance for loan losses	(76,657)	(77,491)
	3,198,779	3,158,223
Accrued interest receivable	15,164	13,930
Real estate owned (REO), held for sale, net	4,818	15,778
Property and equipment, net	89,092	89,117
Intangible assets, net	2,937	4,230
Bank-owned life insurance (BOLI)	61,442	59,891
Deferred tax assets, net	26,070	35,007
Income tax receivable	10,964	—
Other assets	23,775	40,781
	$4,282,553	$4,265,564
LIABILITIES
Deposits:
Non-interest-bearing	$1,051,831	$981,240
Interest-bearing transaction and savings accounts	1,583,430	1,547,271
Interest-bearing certificates	900,024	1,029,293
	3,535,285	3,557,804
Advances from FHLB at fair value	20,258	10,304
Other borrowings	82,909	76,633
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	73,637	73,063
Accrued expenses and other liabilities	24,830	26,389
Deferred compensation	15,642	14,452
	3,752,561	3,758,645
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 19,543,050 shares issued and 19,508,710 shares outstanding at September 30, 2013; 19,454,965 shares issued and 19,420,625 shares outstanding at December 31, 2012	568,535	567,907
Accumulated deficit	(33,701)	(61,102)
Accumulated other comprehensive (loss) income	(2,855)	2,101
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost: 34,340 restricted shares outstanding at September 30, 2013 and December 31, 2012	(1,987)	(1,987)
	529,992	506,919
	$4,282,553	$4,265,564
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
INTEREST INCOME:
Loans receivable	$41,953	$43,953	$125,734	$131,981
Mortgage-backed securities	1,281	1,089	3,847	3,011
Securities and cash equivalents	1,803	2,132	5,535	6,645
	45,037	47,174	135,116	141,637
INTEREST EXPENSE:
Deposits	2,330	3,536	7,539	12,019
FHLB advances	28	64	92	191
Other borrowings	44	71	151	694
Junior subordinated debentures	742	805	2,225	2,619
	3,144	4,476	10,007	15,523
Net interest income before provision for loan losses	41,893	42,698	125,109	126,114
PROVISION FOR LOAN LOSSES	—	3,000	—	12,000
Net interest income	41,893	39,698	125,109	114,114
OTHER OPERATING INCOME:
Deposit fees and other service charges	6,982	6,681	19,911	18,833
Mortgage banking operations	2,590	3,774	9,002	9,838
Miscellaneous	920	1,146	2,375	2,182
	10,492	11,601	31,288	30,853
Gain on sale of securities	2	19	1,020	48
Other-than-temporary impairment recovery (loss)	—	(409)	409	(409)
Net change in valuation of financial instruments carried at fair value	(352)	473	(1,954)	(16,901)
Total other operating income	10,142	11,684	30,763	13,591
OTHER OPERATING EXPENSES:
Salary and employee benefits	21,244	19,614	63,197	58,514
Less capitalized loan origination costs	(2,915)	(2,655)	(8,856)	(7,652)
Occupancy and equipment	5,317	5,811	16,061	16,492
Information/computer data services	1,710	1,807	5,353	5,068
Payment and card processing expenses	2,530	2,335	7,284	6,341
Professional services	1,074	993	2,799	3,561
Advertising and marketing	1,556	1,897	4,853	5,613
Deposit insurance	564	791	1,826	2,970
State/municipal business and use taxes	461	582	1,463	1,715
REO operations	(601)	(1,304)	(1,047)	3,263
Amortization of core deposit intangibles	471	508	1,453	1,583
Miscellaneous	3,079	2,976	9,660	9,466
Total other operating expenses	34,490	33,355	104,046	106,934
Income before provision for income taxes	17,545	18,027	51,826	20,771
PROVISION FOR (BENEFIT FROM) INCOME TAXES	5,880	2,407	16,825	(29,423)
NET INCOME	11,665	15,620	35,001	50,194
PREFERRED STOCK DIVIDEND, DISCOUNT ACCRETION AND GAINS
Preferred stock dividend	—	1,227	—	4,327
Preferred stock discount accretion	—	1,216	—	2,124
Gain on repurchase of preferred stock	—	(2,070)	—	(2,070)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,665	$15,247	$35,001	$45,813
Earnings per common share:
Basic	$0.60	$0.80	$1.81	$2.49
Diluted	$0.60	$0.79	$1.80	$2.48
Cumulative dividends declared per common share	$0.15	$0.01	$0.39	$0.03
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
NET INCOME	$11,665	$15,620	$35,001	$50,194
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on AFS securities arising during the period	1,239	641	(7,615)	476
Income tax benefit (expense) related to AFS unrealized holding gains (losses)	(446)	(225)	2,733	(165)
Reclassification for net (gains) losses on AFS securities realized in earnings	—	9	(116)	38
Income tax benefit (expense) related to net gains (losses) on AFS securities realized in losses	—	(3)	42	(14)
Amortization of unrealized gain on tax exempt securities transferred from available-for-sale to held-to-maturity	—	2	—	7
Other comprehensive income (loss)	793	424	(4,956)	342
COMPREHENSIVE INCOME	$12,458	$16,044	$30,045	$50,536

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Nine Months Ended September 30, 2013

	Common Stock and Paid in Capital		(Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	19,420,625	$567,907	$(61,102)	$2,101	(1,987)	$506,919
Net income			35,001			35,001
Change in valuation of securities—available-for-sale, net of income tax				(4,956)		(4,956)
Accrual of dividends on common stock ($0.39/share cumulative)			(7,600)			(7,600)
Proceeds from issuance of common stock for stockholder reinvestment program	1,379	45				45
Amortization of stock-based compensation	86,706	583				583
BALANCE, September 30, 2013	19,508,710	$568,535	$(33,701)	$(2,855)	$(1,987)	$529,992

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

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30
	2013	2012
OPERATING ACTIVITIES:
Net income	$35,001	$50,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,540	6,048
Deferred income and expense, net of amortization	2,786	1,871
Amortization of core deposit intangibles	1,453	1,583
Gain on sale of securities	(1,020)	(48)
Other-than-temporary impairment (recovery) or loss	(409)	409
Net change in valuation of financial instruments carried at fair value	1,954	16,901
Purchases of securities-trading	(27,458)	(2,161)
Proceeds from sales of securities-trading	29,351	2,170
Principal repayments and maturities of securities—trading	5,119	13,838
(Increase) decrease in deferred taxes	8,937	(41,474)
Increase (decrease) in current taxes payable	(12,054)	10,177
Equity-based compensation	583	195
Increase in cash surrender value of BOLI	(1,503)	(1,489)
Gain on sale of loans, net of capitalized servicing rights	(5,505)	(6,117)
Gain on disposal of real estate held for sale and property and equipment	(2,445)	(3,645)
Provision for losses on loans and real estate held for sale	490	16,451
Origination of loans held for sale	(360,602)	(369,251)
Proceeds from sales of loans held for sale	369,560	371,477
Net change in:
Other assets	20,666	(1,952)
Other liabilities	(2,098)	3,678
Net cash provided from operating activities	68,346	68,855
INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(193,901)	(299,985)
Principal repayments and maturities of available-for-sale securities	74,642	290,440
Proceeds from sales of securities available-for-sale	103,274	13,282
Purchases of securities held-to-maturity	(12,963)	(16,115)
Principal repayments and maturities of securities held-to-maturity	2,613	2,800
Loan originations, net of principal repayments	(46,989)	63,755
Purchases of loans and participating interest in loans	(166)	(4,863)
Purchases of property and equipment	(5,510)	(3,823)
Proceeds from sale of real estate held for sale, net	15,758	33,607
Proceeds from FHLB stock repurchase program	997	333
Other	(359)	(432)
Net cash (used by) provided from investing activities	(62,604)	78,999
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	(22,519)	10,718
Advances, net of repayments of FHLB borrowings	9,995	(4)
Increase (decrease) in other borrowings, net	6,276	(69,853)
Cash dividends paid	(4,872)	(5,195)
Cash proceeds from issuance of stock for stockholder reinvestment plan	45	36,314
Repurchase of preferred stock	—	(48,514)
Net cash used by financing activities	(11,075)	(76,534)
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(5,333)	71,320
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	181,298	132,436
CASH AND DUE FROM BANKS, END OF PERIOD	$175,965	$203,756
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$10,337	$16,585
Taxes paid in cash	17,147	2,579
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	2,743	11,632

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

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Proposed Acquisition of Home Federal Bancorp, Inc.

On September 24, 2013, Banner and Home Federal Bancorp, Inc. (NASDAQ: HOME), announced the signing of a definitive Agreement and Plan of Merger. The Agreement allowed a thirty-day period during which the board of directors of Home Federal could evaluate purchase offers from other institutions. On October 16, 2013, Home Federal's board declared that it had received a superior proposal from Cascade Bancorp. Under the terms of the Agreement, Banner's board of directors had the right but elected not to match Cascade's offer. Consequently, on October 23, 2013, Banner announced that the Agreement between it and Home Federal had been terminated. In connection with the termination of the Agreement, Home Federal paid a termination fee of $2.95 million to Banner.

Income Tax Reporting and Accounting:

Amended Federal Income Tax Returns:  The Company has years 2010-2012 open for tax examination under the statute of limitation provisions of the Internal Revenue Code of 1986 (Code). Tax years 2006-2009 are not open for assessment of additional tax, but remain open for adjustment to the amount of Net Operating Losses (NOLs), credit, and other carryforwards utilized in open years or to be utilized in the future. The Company filed amended federal income tax returns for tax years 2008 and 2009 to claim additional bad debt deductions, which resulted in additional NOLs for tax years 2008 and 2009. The Company also filed amended federal income tax returns for tax years 2005-2006 and a tentative refund claim for tax year 2007 to carryback the NOLs and general business credits from 2008 and 2009 to those earlier years. Review of the amended returns for all years was completed by the Internal Revenue Service (IRS) in the three months ended September 30, 2013. The Company signed a closing agreement with the IRS related to refund claims of $9.8 million, primarily all related to tax year 2006. Due to the uncertainty of the outcome, the Company had neither previously recorded a receivable nor adjusted deferred tax assets for the amendment. During the three months ended September 30, 2013, the Company recorded a tax receivable of $9.8 million with an offsetting adjustment to its deferred tax assets. Additionally, the Company received interest on the tax receivable of $450,000 in the quarter ending September 30, 2013, which is recorded in miscellaneous income. The Company will further analyze the impact of the closing agreement on subsequent tax years as well as the state income tax impact and record the necessary adjustments at year-end which are not expected to have a material effect on the Company's financial condition or results of operations.

Deferred Tax Asset Valuation Allowance:  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of Banner’s deferred tax assets will not be realized.  During the quarter ended September 30, 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a full valuation allowance against the net asset.  At each subsequent quarter-end, the Company ``re-analyzed that position and the Company continued to maintain a full valuation allowance through March 31, 2012.  During the quarter ended June 30, 2012, management analyzed the Company’s performance and trends over the previous five quarters, focusing on trends in asset quality, loan loss provisioning, capital position, net interest margin, core operating income and net income and the likelihood of continued profitability.  Based on this analysis, management determined that a full valuation allowance was no longer appropriate and reversed nearly all of the valuation allowance at that time.  The Company utilized the remaining valuation allowance to offset tax expense in the third and fourth quarters of 2012.  The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.  See Note 12 of the Selected Notes to the Consolidated Financial Statements for more information.

Preferred Stock Transactions:

On March 29, 2012, the Company’s $124 million of senior preferred stock with a liquidation value of $1,000 per share, originally issued to the U.S. Treasury as part of its Capital Purchase Program, was sold by the Treasury as part of its efforts to manage and recover its investments under the Troubled Asset Relief Program (TARP).  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company’s capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  During the year ended December 31, 2012, the Company repurchased or redeemed all of its Series A Preferred Stock. The related warrants to purchase up to $18.6 million in Banner common stock (243,998 shares) were sold by the Treasury at public auction in June 2013. That sale did not change the Company's capital position and did not have any impact on the financial accounting and reporting for these securities.

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

Unrecognized Tax Benefits

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and is not expected to have a material impact on the Company's consolidated financial statements.

Note 4:  BUSINESS SEGMENTS

The Company is managed by legal entity and not by lines of business.  Each of the Banks is a community oriented commercial bank chartered in the State of Washington.  Each of the Banks’ primary business is that of traditional banking institutions, gathering deposits and originating loans for portfolios in their respective markets.  The Banks offer a wide variety of deposit products to their consumer and commercial customers.  Lending activities include the origination of real estate, commercial/agriculture business and consumer loans.  Banner Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis.  In addition to interest income on loans and investment securities, the Banks receive other income from deposit service charges, loan servicing fees and from the sale of loans and investments.  The performance of the Banks is reviewed by the Company’s executive management and Board of Directors on a monthly basis.  All of the executive officers of the Company are members of Banner Bank’s management team.

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

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	September 30 2013	December 31 2012	September 30 2012
Interest-bearing deposits included in cash and due from banks	$106,625	$114,928	$143,251
U.S. Government and agency obligations	61,473	98,617	159,885
Municipal bonds:
Taxable	36,501	31,480	26,742
Tax exempt	115,333	103,545	106,171
Total municipal bonds	151,834	135,025	132,913
Corporate bonds	46,145	48,519	40,505
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	58,616	105,770	108,830
One- to four-family residential other	1,100	1,299	1,412
Multifamily agency guaranteed	283,252	188,136	144,830
Multifamily other	10,102	10,659	—
Total mortgage-backed or related securities	353,070	305,864	255,072
Asset-backed securities:
Student Loan Marketing Association (SLMA)	15,676	32,474	32,752
Other asset-backed securities	9,573	10,042	—
Total asset-backed securities	25,249	42,516	32,752
Equity securities (excludes FHLB stock)	68	63	50
Total securities	637,839	630,604	621,177
FHLB stock	35,708	36,705	37,038
	$780,172	$782,237	$801,466

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at September 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	September 30, 2013			December 31, 2012
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,370	$1,510	2.4%	$1,380	$1,637	2.3%
Municipal bonds:
Tax exempt	4,966	4,987	7.8	5,590	5,684	8.0
Total municipal bonds	4,966	4,987	7.8	5,590	5,684	8.0
Corporate bonds	49,507	35,095	54.9	57,807	35,741	50.2
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	11,811	12,587	19.7	16,574	17,911	25.1
Multifamily agency guaranteed	8,857	9,640	15.1	8,974	10,196	14.3
Total mortgage-backed or related securities	20,668	22,227	34.8	25,548	28,107	39.4
Equity securities	14	68	0.1	14	63	0.1
	$76,525	$63,887	100.0%	$90,339	$71,232	100.0%

There were 40 sales of securities—trading totaling $29.4 million with a resulting net gain of $1.5 million during the nine months ended September 30, 2013, including $1.0 million which represented recoveries on certain collateralized debt obligations that had previously been written off. There were three sales of securities—trading during the nine months ended September 30, 2012.  Included in the net gain of $1.5 million was a $409,000 OTTI recovery on securities—trading related to the sale of certain equity securities issued by government-sponsored entities during the nine months ended September 30, 2013 and a $409,000 OTTI charge during the nine months ended September 30, 2012 related to these same equity securities.  As of September 30, 2013 and 2012, there were no securities—trading on a nonaccrual status.

The amortized cost and estimated fair value of securities—trading at September 30, 2013 and December 31, 2012, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	3,957	4,219	4,496	4,867
Due after five years through ten years	16,483	17,502	14,251	15,536
Due after ten years through twenty years	21,947	18,737	12,055	11,346
Due after twenty years	34,124	23,361	59,523	39,420
	76,511	63,819	90,325	71,169
Equity securities	14	68	14	63
	$76,525	$63,887	$90,339	$71,232

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at September 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$59,217	$173	$(622)	$58,768	12.3%
Municipal bonds:
Taxable	25,669	113	(230)	25,552	5.4
Tax exempt	29,847	160	(244)	29,763	6.2
Total municipal bonds	55,516	273	(474)	55,315	11.6
Corporate bonds	9,006	13	(19)	9,000	1.9
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	46,162	807	(940)	46,029	9.6
One- to four-family residential other	1,025	75	—	1,100	0.2
Multifamily agency guaranteed	274,674	455	(3,285)	271,844	57.0
Multifamily other	10,628	—	(526)	10,102	2.1
Total mortgage-backed or related securities	332,489	1,337	(4,751)	329,075	68.9
Asset-backed securities:
SLMA	15,576	100	—	15,676	3.3
Other asset-backed securities	10,063	—	(490)	9,573	2.0
Total asset-backed securities	25,639	100	(490)	25,249	5.3
	$481,867	$1,896	$(6,356)	$477,407	100.0%

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$96,666	$367	$(53)	$96,980	20.5%
Municipal bonds:
Taxable	20,987	233	(67)	21,153	4.5
Tax exempt	23,575	221	(11)	23,785	5.0
Total municipal bonds	44,562	454	(78)	44,938	9.5
Corporate bonds	10,701	37	(9)	10,729	2.3
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	87,392	1,051	(584)	87,859	18.6
One- to four-family residential other	1,223	76	—	1,299	0.3
Multifamily agency guaranteed	176,026	2,140	(226)	177,940	37.6
Multifamily other	10,700	4	(45)	10,659	2.2
Total mortgage-backed or related securities	275,341	3,271	(855)	277,757	58.7
Asset-backed securities:
SLMA	32,309	210	(45)	32,474	6.9
Other asset-backed securities	10,071	—	(29)	10,042	2.1
Total asset-backed securities	42,380	210	(74)	42,516	9.0
	$469,650	$4,339	$(1,069)	$472,920	100.0%

At September 30, 2013 and December 31, 2012, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$40,637	$(622)	$—	$—	$40,637	$(622)
Municipal bonds:
Taxable	17,756	(230)	—	—	17,756	(230)
Tax exempt	11,363	(243)	379	(1)	11,742	(244)
Total municipal bonds	29,119	(473)	379	(1)	29,498	(474)
Corporate bonds	4,981	(19)	—	—	4,981	(19)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	4,133	(274)	19,478	(666)	23,611	(940)
Multifamily agency guaranteed	194,062	(3,219)	3,040	(66)	197,102	(3,285)
Multifamily other	10,102	(526)	—	—	10,102	(526)
Total mortgage-backed or related securities	208,297	(4,019)	22,518	(732)	230,815	(4,751)
Asset-backed securities:
Other asset-backed securities	9,573	(490)	—	—	9,573	(490)
Total asset-backed securities	9,573	(490)	—	—	9,573	(490)
	$292,607	$(5,623)	$22,897	$(733)	$315,504	$(6,356)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$22,955	$(53)	$—	$—	$22,955	$(53)
Municipal bonds:
Taxable	11,009	(67)	—	—	11,009	(67)
Tax exempt	4,619	(11)	—	—	4,619	(11)
Total municipal bonds	15,628	(78)	—	—	15,628	(78)
Corporate bonds	6,670	(9)	—	—	6,670	(9)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	32,459	(503)	5,746	(81)	38,205	(584)
Multifamily agency guaranteed	32,170	(226)	—	—	32,170	(226)
Multifamily other	7,279	(45)	—	—	7,279	(45)
Total mortgage-backed or related securities	71,908	(774)	5,746	(81)	77,654	(855)
Asset-backed securities:
SLMA	9,674	(45)	—	—	9,674	(45)
Other asset-backed securities	10,042	(29)	—	—	10,042	(29)
Total asset-backed securities	19,716	(74)	—	—	19,716	(74)
	$136,877	$(988)	$5,746	$(81)	$142,623	$(1,069)

Proceeds from the sale of 35 securities—available-for-sale during the nine months ended September 30, 2013 were $103.3 million with a resulting loss of $116,000. There were three sales of securities—available-for-sale totaling $13.3 million with a resulting gain of $38,000 during the nine months ended September 30, 2012.  At September 30, 2013, there were 124 securities—available for sale with unrealized losses, compared to 52 securities at December 31, 2012.  Management does not believe that any individual unrealized loss as of September 30, 2013 represents OTTI.  The decline in fair market values of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available-for-sale at September 30, 2013 and December 31, 2012, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$25,195	$25,361	$16,369	$16,393
Due after one year through five years	301,409	298,978	205,913	207,147
Due after five years through ten years	86,050	84,906	132,372	133,407
Due after ten years through twenty years	13,219	12,856	43,386	43,414
Due after twenty years	55,994	55,306	71,610	72,559
	$481,867	$477,407	$469,650	$472,920

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at September 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
U.S. Government and agency obligations	$1,195	$—	$(62)	$1,133	1.2%
Municipal bonds:
Taxable	10,949	237	(182)	11,004	11.3
Tax exempt	80,583	3,080	(1,203)	82,460	83.6
Total municipal bonds	91,532	3,317	(1,385)	93,464	94.9
Corporate bonds	2,050	—	—	2,050	2.1
Mortgage-backed or related securities:
Multifamily agency guaranteed	1,768	—	(14)	1,754	1.8
Total mortgage-backed or related securities	1,768	—	(14)	1,754	1.8
	$96,545	$3,317	$(1,461)	$98,401	100.0%

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
Municipal bonds:
Taxable	$10,326	$436	$(157)	$10,605	11.9%
Tax exempt	74,076	5,757	(30)	79,803	85.7
Total municipal bonds	84,402	6,193	(187)	90,408	97.6
Corporate bonds	2,050	—	—	2,050	2.4
	$86,452	$6,193	$(187)	$92,458	100.0%

At September 30, 2013 and December 31, 2012, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,133	$(62)	$—	$—	$1,133	$(62)
Municipal bonds:
Taxable	5,827	(182)	—	—	5,827	(182)
Tax exempt	20,954	(1,203)	—	—	20,954	(1,203)
Total municipal bonds	26,781	(1,385)	—	—	26,781	(1,385)
Mortgage-backed or related securities:
Multifamily agency guaranteed	1,754	(14)	—	—	1,754	(14)
Total mortgage-backed or related securities	1,754	(14)	—	—	1,754	(14)
	$29,668	$(1,461)	$—	$—	$29,668	$(1,461)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$4,137	$(157)	$—	$—	$4,137	$(157)
Tax exempt	910	(30)	—	—	910	(30)
Total municipal bonds	$5,047	$(187)	$—	$—	$5,047	$(187)

There were no sales of securities—held-to-maturity and the Company did not recognize any OTTI charges on securities—held-to-maturity during the nine months ended September 30, 2013 and 2012.  As of September 30, 2013, there were no securities—held-to-maturity in a nonaccrual status.  There were 32 securities—held-to-maturity with unrealized losses at September 30, 2013, compared to five securities at December 31, 2012.  Management does not believe that any individual unrealized loss on a security as of September 30, 2013 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—held-to-maturity at September 30, 2013 and December 31, 2012, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,185	$3,201	$3,323	$3,410
Due after one year through five years	12,970	13,410	13,641	14,335
Due after five years through ten years	15,870	15,880	13,295	13,452
Due after ten years through twenty years	61,422	63,032	53,031	57,868
Due after twenty years	3,098	2,878	3,162	3,393
	$96,545	$98,401	$86,452	$92,458

Pledged Securities: The following table presents, as of September 30, 2013, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$107,920	$107,867	$110,139
Interest rate swap counterparties	7,634	7,290	7,634
Retail repurchase agreements	107,307	107,366	107,307
Total pledged securities	$222,861	$222,523	$225,080

Note 6:  FHLB STOCK

The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.  For the three months and nine months ended September 30, 2013, the Banks received dividend income of $9,000 on FHLB stock. For the three months and nine months ended September 30, 2012, the Banks did not receive any dividend income on FHLB stock.   At September 30, 2013 and December 31, 2012, respectively, the Company had recorded $35.7 million and $36.7 million in FHLB stock.  This stock is generally viewed as a long-term investment and is carried at par.  It does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

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

The FHLB of Seattle announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. The FHLB of Seattle announced on September 7, 2012 that the FHFA now considers the FHLB of Seattle to be adequately capitalized. Dividends on, or repurchases of, the FHLB of Seattle stock continue to require the consent of the FHFA. The FHFA subsequently approved the repurchase of portions of FHLB of Seattle stock, and as of September 30, 2013, the FHLB had repurchased $1.7 million of the Banks' stock, including $333,000 during the quarter ending September 30, 2013. The FHLB of Seattle announced on October 28, 2013 that, based on third quarter 2013 financial results, its Board of Directors had declared a $0.025 per share cash dividend. It is the second dividend in a number of years and represents a significant milestone in FHLB of Seattle's return to normal operations. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of Banner's investment. Based on the above, the Company has determined there is not any impairment on the FHLB stock investment as of September 30, 2013.

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

Loans receivable, including loans held for sale, at September 30, 2013, December 31, 2012 and September 30, 2012 are summarized as follows (dollars in thousands):

	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$508,341	15.5%	$489,581	15.1%	$477,871	14.9%
Investment properties	613,757	18.8	583,641	18.0	604,265	18.8
Multifamily real estate	133,770	4.1	137,504	4.3	138,716	4.3
Commercial construction	18,730	0.6	30,229	0.9	28,598	0.9
Multifamily construction	33,888	1.0	22,581	0.7	14,502	0.5
One- to four-family construction	194,187	5.9	160,815	5.0	163,521	5.1
Land and land development:
Residential	75,576	2.3	77,010	2.4	79,932	2.5
Commercial	11,231	0.3	13,982	0.4	14,242	0.4
Commercial business	635,658	19.4	618,049	19.1	603,606	18.8
Agricultural business, including secured by farmland	223,187	6.8	230,031	7.1	219,084	6.8
One- to four-family residential	543,263	16.6	581,670	18.0	594,413	18.5
Consumer:
Consumer secured by one- to four-family	170,019	5.2%	170,123	5.3%	171,380	5.3%
Consumer-other	113,829	3.5	120,498	3.7	103,393	3.2
Total loans outstanding	3,275,436	100.0%	3,235,714	100.0%	3,213,523	100.0%
Less allowance for loan losses	(76,657)		(77,491)		(78,783)
Net loans	$3,198,779		$3,158,223		$3,134,740

Loan amounts are net of unearned loan fees in excess of unamortized costs of $8.8 million as of September 30, 2013, $8.9 million as of December 31, 2012 and $9.0 million as of September 30, 2012.

The Company’s total loans by geographic concentration at September 30, 2013 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate:
Owner-occupied	$384,706	$58,468	$59,077	$6,090	$508,341
Investment properties	467,161	90,518	50,464	5,614	613,757
Multifamily real estate	107,744	15,998	9,828	200	133,770
Commercial construction	9,918	3,942	377	4,493	18,730
Multifamily construction	22,141	11,747	—	—	33,888
One- to four-family construction	108,011	84,749	1,427	—	194,187
Land and land development:
Residential	45,281	28,973	1,322	—	75,576
Commercial	5,915	3,379	1,937	—	11,231
Commercial business	392,741	76,314	62,428	104,175	635,658
Agricultural business, including secured by farmland	111,795	52,670	58,722	—	223,187
One- to four-family residential	337,369	180,047	23,846	2,001	543,263
Consumer:
Consumer secured by one- to four-family	112,130	44,049	13,195	645	170,019
Consumer—other	75,307	32,942	5,565	15	113,829
Total loans	$2,180,219	$683,796	$288,188	$123,233	$3,275,436
Percent of total loans	66.6%	20.9%	8.8%	3.7%	100.0%

The geographic concentrations of the Company’s land and land development loans by state at September 30, 2013 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$17,094	$9,901	$1,124	$28,119
Improved land and lots	23,201	18,662	198	42,061
Unimproved land	4,986	410	—	5,396
Commercial:
Acquisition and development	—	—	484	484
Improved land and lots	3,213	525	507	4,245
Unimproved land	2,702	2,854	946	6,502
Total land and land development loans	$51,196	$32,352	$3,259	$86,807
Percent of land and land development loans	59.0%	37.3%	3.7%	100.0%

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees and origination costs, at September 30, 2013, December 31, 2012 and September 30, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Fixed-rate (term to maturity):
Maturing in one year or less	$134,632	$183,004	$185,379
Maturing after one year through three years	139,878	171,724	168,307
Maturing after three years through five years	205,830	173,251	168,348
Maturing after five years through ten years	208,625	167,858	165,973
Maturing after ten years	406,715	473,927	456,758
Total fixed-rate loans	1,095,680	1,169,764	1,144,765
Adjustable-rate (term to rate adjustment):
Maturing or repricing in one year or less	1,290,793	1,260,472	1,283,783
Maturing or repricing after one year through three years	274,789	275,223	291,778
Maturing or repricing after three years through five years	527,999	467,895	441,773
Maturing or repricing after five years through ten years	84,399	60,316	45,951
Maturing or repricing after ten years	1,776	2,044	5,473
Total adjustable-rate loans	2,179,756	2,065,950	2,068,758
Total loans	$3,275,436	$3,235,714	$3,213,523

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

Troubled Debt Restructures. Some of the Company’s loans are reported as TDRs.  Loans are reported as TDRs when the bank grants one or more concessions to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  Our TDRs have generally not involved forgiveness of amounts due, but almost always include a modification of multiple factors; the most common combination includes interest rate, payment amount and maturity date. As a result of these concessions, restructured loans are impaired as the bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  Loans identified as TDRs are accounted for in accordance with the Company's impaired loan accounting policies.

The amount of impaired loans and the related allocated reserve for loan losses as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate:
Owner-occupied	$2,798	$38	$4,105	$618
Investment properties	1,965	97	2,474	56
Multifamily real estate	333	59	—	—
One- to four-family construction	910	81	1,565	326
Land and land development:
Residential	750	—	2,061	323
Commercial	—	—	46	12
Commercial business	963	151	4,750	344
One- to four-family residential	10,717	307	12,964	520
Consumer:
Consumer secured by one- to four-family	940	16	2,073	41
Consumer—other	693	3	1,323	16
Total nonaccrual loans	20,069	752	31,361	2,256
Past due and still accruing	4,793	409	3,029	62
Troubled debt restructuring on accrual status:
Commercial real estate:
Owner-occupied	186	4	188	4
Investment properties	5,456	455	7,034	664
Multifamily real estate	5,810	1,256	7,131	1,665
One- to four-family construction	7,285	1,070	6,726	1,115
Land and land development:
Residential	5,230	1,112	4,842	667
Commercial business	1,115	203	2,975	610
One- to four-family residential	24,469	1,374	27,540	1,228
Consumer:
Consumer secured by one- to four-family	411	29	538	29
Consumer—other	468	56	488	38
Total troubled debt restructurings on accrual status	50,430	5,559	57,462	6,020
Total impaired loans	$75,292	$6,720	$91,852	$8,338

As of September 30, 2013 and December 31, 2012, the Company had commitments to advance funds up to an additional amount of $1.7 million and $1.6 million, respectively, related to TDRs.

The following tables provide additional information on impaired loans with and without specific allowance reserves at or for the nine months ended September 30, 2013 and at or for the year ended December 31, 2012 (in thousands):

	At or For the Nine Months Ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$803	$1,003	$38	$879	$—
Investment properties	466	1,011	97	684	—
Multifamily real estate	2,034	2,034	359	2,053	58
One- to four-family construction	561	737	81	578	—
Land and land development:
Residential	242	243	87	246	13
Commercial business	2,697	3,238	165	3,083	1
One- to four-family residential	7,538	8,024	49	7,681	37
Consumer:
Consumer secured by one- to four-family	917	1,062	17	940	—
Consumer—other	508	658	3	532	1
	15,766	18,010	896	16,676	110
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	$2,182	$2,182	$4	$2,203	$9
Investment properties	6,955	7,941	455	7,598	242
Multifamily real estate	5,810	5,810	1,256	5,689	218
One- to-four family construction	7,634	7,634	1,070	6,326	180
Land and land development:
Residential	5,980	6,316	1,112	6,326	198
Commercial business	1,115	1,115	203	1,147	39
One- to four-family residential	28,711	29,778	1,639	29,893	786
Consumer:
Consumer secured by one- to four-family	457	457	29	530	19
Consumer—other	682	698	56	698	27
	59,526	61,931	5,824	60,410	1,718
Total
Commercial real estate:
Owner-occupied	$2,985	$3,185	$42	$3,082	$9
Investment properties	7,421	8,952	552	8,282	242
Multifamily real estate	7,844	7,844	1,615	7,742	276
One- to four-family construction	8,195	8,371	1,151	6,904	180
Land and land development:
Residential	6,222	6,559	1,199	6,572	211
Commercial business	3,812	4,353	368	4,230	40
One- to four-family residential	36,249	37,802	1,688	37,574	823
Consumer:
Consumer secured by one- to four-family	1,374	1,519	46	1,470	19
Consumer—other	1,190	1,356	59	1,230	28
	$75,292	$79,941	$6,720	$77,086	$1,828

	At or For the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$1,300	$1,551	$103	$1,470	$—
Investment properties	624	861	90	735	17
Multifamily real estate	2,131	2,131	392	2,136	113
One- to four-family construction	4,460	4,460	571	3,335	145
Land and land development:
Residential	2,122	2,587	404	2,948	73
Commercial	46	46	12	46	—
Commercial business	4,352	4,970	821	2,121	154
One- to four-family residential	10,886	12,004	150	11,458	44
Consumer:
Consumer secured by one- to four-family	1,641	2,335	54	1,966	14
Consumer—other	1,167	1,275	16	1,297	5
	28,729	32,220	2,613	27,512	565
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	$2,993	$2,993	$518	$3,113	$—
Investment properties	8,884	10,120	630	9,449	229
Multifamily real estate	5,000	5,000	1,273	5,000	295
One- to-four family construction	3,831	3,831	870	3,611	194
Land and land development:
Residential	4,782	4,782	586	5,039	185
Commercial	—	—	—	—	—
Commercial business	3,373	3,734	134	3,931	6
One- to four-family residential	32,494	33,672	1,656	33,100	1,259
Consumer:
Consumer secured by one- to four-family	1,042	1,140	26	1,074	15
Consumer—other	724	740	32	754	—
	63,123	66,012	5,725	65,071	2,183
Total
Commercial real estate
Owner-occupied	$4,293	$4,544	$621	$4,583	$—
Investment properties	9,508	10,981	720	10,184	246
Multifamily real estate	7,131	7,131	1,665	7,136	408
One- to four-family construction	8,291	8,291	1,441	6,946	339
Land and land development
Residential	6,904	7,369	990	7,987	258
Commercial	46	46	12	46	—
Commercial business	7,725	8,704	955	6,052	160
One- to four-family residential	43,380	45,676	1,806	44,558	1,303
Consumer
Consumer secured by one- to four-family	2,683	3,475	80	3,040	29
Consumer—other	1,891	2,015	48	2,051	5
	$91,852	$98,232	$8,338	$92,583	$2,748

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following tables present TDRs at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial real estate:
Owner-occupied	$186	$620	$806
Investment properties	5,456	1,563	7,019
Multifamily real estate	5,810	—	5,810
One- to four-family construction	7,285	712	7,997
Land and land development:
Residential	5,230	—	5,230
Commercial business	1,115	322	1,437
One- to four-family residential	24,469	2,146	26,615
Consumer:
Consumer secured by one- to four-family	411	254	665
Consumer—other	468	129	597
	$50,430	$5,746	$56,176

	December 31, 2012
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial real estate:
Owner-occupied	$188	$1,551	$1,739
Investment properties	7,034	1,514	8,548
Multifamily real estate	7,131	—	7,131
One- to four-family construction	6,726	1,044	7,770
Land and land development:
Residential	4,842	15	4,857
Commercial business	2,975	247	3,222
One- to four-family residential	27,540	2,703	30,243
Consumer:
Consumer secured by one- to four-family	538	496	1,034
Consumer—other	488	396	884
	$57,462	$7,966	$65,428

The following tables present new TDRs that occurred during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Multifamily real estate	—	$—	$—	1	$376	$376
One- to four-family construction	3	773	773	11	3,008	3,008
Land and land development—residential	2	1,029	1,029	2	1,029	1,029
	5	$1,802	$1,802	24	$7,336	$7,336

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate
Owner-occupied	1	$946	$946	1	$946	$946
Investment properties	3	2,784	2,784	6	3,708	3,708
Multifamily real estate	—	—	—	2	5,054	5,054
One- to four-family construction	11	1,711	1,711	19	4,504	4,504
Land and land development—residential	—	—	—	6	2,059	2,059
Commercial business	3	94	94	9	1,309	1,309
One- to four-family residential	1	153	153	18	9,182	9,182
Consumer secured by one- to four-family	—	—	—	1	151	151
Consumer-other	—	—	—	3	220	220
	19	$5,688	$5,688	65	$27,133	$27,133

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

The following table presents TDRs which incurred a payment default within twelve months of the restructure date during the three-month and nine-month periods ended September 30, 2013 and 2012 (in thousands).  A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Commercial real estate:
Owner occupied	$—	$—	$—	$1,358
Commercial business	137	—	137	—
One- to four-family residential	—	—	—	559
Total	$137	$—	$137	$1,917

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the nine months ended September 30, 2013.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four- Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,084,540	$126,360	$313,108	$611,668	$212,012	$527,655	$279,908	$3,155,251
Special mention	6,033	—	481	5,802	621	—	139	13,076
Substandard	30,981	7,410	20,023	18,179	10,554	15,608	3,801	106,556
Doubtful	544	—	—	9	—	—	—	553
Loss	—	—	—	—	—	—	—	—
Total loans	$1,122,098	$133,770	$333,612	$635,658	$223,187	$543,263	$283,848	$3,275,436
Performing loans	$1,117,336	$131,736	$331,710	$634,671	$223,187	$529,772	$282,162	$3,250,574
Non-performing loans (2)	4,762	2,034	1,902	987	—	13,491	1,686	24,862
Total loans	$1,122,098	$133,770	$333,612	$635,658	$223,187	$543,263	$283,848	$3,275,436

	December 31, 2012
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,016,964	$130,815	$274,407	$581,846	$228,304	$560,781	$284,816	$3,077,933
Special mention	14,332	—	3,146	7,905	713	438	148	26,682
Substandard	41,382	6,689	27,064	28,287	1,014	20,451	5,657	130,544
Doubtful	544	—	—	11	—	—	—	555
Loss	—	—	—	—	—	—	—	—
Total loans	$1,073,222	$137,504	$304,617	$618,049	$230,031	$581,670	$290,621	$3,235,714
Performing loans	$1,066,643	$137,504	$300,945	$613,299	$230,031	$565,829	$287,073	$3,201,324
Non-performing loans (2)	6,579	—	3,672	4,750	—	15,841	3,548	34,390
Total loans	$1,073,222	$137,504	$304,617	$618,049	$230,031	$581,670	$290,621	$3,235,714

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of September 30, 2013 and December 31, 2012, in the commercial business category, $81 million and $77 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$2,374	$1,675	$1,386	$5,435	$502,906	$508,341	$—
Investment properties	92	—	1,499	1,591	612,166	613,757	—
Multifamily real estate	—	—	1,701	1,701	132,069	133,770	1,701
Commercial construction	—	—	—	—	18,730	18,730	—
Multifamily construction	—	—	—	—	33,888	33,888	—
One-to-four-family construction	—	—	910	910	193,277	194,187	—
Land and land development:
Residential	—	—	993	993	74,583	75,576	242
Commercial	—	—	—	—	11,231	11,231	—
Commercial business	421	57	516	994	634,664	635,658	24
Agricultural business, including secured by farmland	—	108	—	108	223,079	223,187	—
One- to four-family residential	1,042	5,129	7,558	13,729	529,534	543,263	2,774
Consumer:
Consumer secured by one- to four-family	459	749	283	1,491	168,528	170,019	23
Consumer—other	319	58	475	852	112,977	113,829	29
Total	$4,707	$7,776	$15,321	$27,804	$3,247,632	$3,275,436	$4,793

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$1,693	$—	$1,371	$3,064	$486,517	$489,581	$—
Investment properties	743	—	1,431	2,174	581,467	583,641	—
Multifamily real estate	—	—	—	—	137,504	137,504	—
Commercial construction	—	—	—	—	30,229	30,229	—
Multifamily construction	—	—	—	—	22,581	22,581	—
One-to-four-family construction	611	—	—	611	160,204	160,815	—
Land and land development:
Residential	—	—	2,047	2,047	74,963	77,010	—
Commercial	2,083	—	45	2,128	11,854	13,982	—
Commercial business	1,849	49	842	2,740	615,309	618,049	—
Agricultural business, including secured by farmland	—	—	—	—	230,031	230,031	—
One-to four-family residential	1,376	3,468	11,488	16,332	565,338	581,670	2,877
Consumer:
Consumer secured by one- to four-family	699	74	1,204	1,977	168,146	170,123	—
Consumer—other	816	673	839	2,328	118,170	120,498	152
Total	$9,870	$4,264	$19,267	$33,401	$3,202,313	$3,235,714	$3,029

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$14,898	$4,973	$16,625	$10,806	$3,805	$14,974	$1,011	$9,761	$76,853
Provision for loan losses	1,239	310	(464)	(223)	(411)	(1,599)	43	1,105	—
Recoveries	331	—	507	339	265	19	68	—	1,529
Charge-offs	(850)	—	—	(246)	(248)	(207)	(174)	—	(1,725)
Ending balance	$15,618	$5,283	$16,668	$10,676	$3,411	$13,187	$948	$10,866	$76,657

	For the Nine Months Ended September 30, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$15,322	$4,506	$14,991	$9,957	$2,295	$16,475	$1,348	$12,597	$77,491
Provision for loan losses	(383)	777	1,586	901	752	(2,166)	264	(1,731)	—
Recoveries	2,295	—	945	1,391	612	138	287	—	5,668
Charge-offs	(1,616)	—	(854)	(1,573)	(248)	(1,260)	(951)	—	(6,502)
Ending balance	$15,618	$5,283	$16,668	$10,676	$3,411	$13,187	$948	$10,866	$76,657

	At September 30, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance individually evaluated for impairment	$459	$1,256	$2,182	$202	$—	$1,639	$85	$—	$5,823
Allowance collectively evaluated for impairment	15,159	4,027	14,486	10,474	3,411	11,548	863	10,866	70,834
Total allowance for loan losses	$15,618	$5,283	$16,668	$10,676	$3,411	$13,187	$948	$10,866	$76,657

	At September 30, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$9,137	$5,810	$13,613	$1,115	$—	$28,711	$1,139	$—	$59,525
Loans collectively evaluated for impairment	1,112,961	127,960	319,999	634,543	223,187	514,552	282,709	—	3,215,911
Total loans	$1,122,098	$133,770	$333,612	$635,658	$223,187	$543,263	$283,848	$—	$3,275,436

	For the Three Months Ended September 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,834	$5,108	$16,974	$12,352	$1,294	$14,213	$1,365	$12,081	$80,221
Provision for loan losses	(263)	(367)	(628)	(118)	1,044	2,614	814	(96)	3,000
Recoveries	130	—	35	154	30	34	91	—	474
Charge-offs	(924)	—	(617)	(1,687)	(26)	(709)	(949)	—	(4,912)
Ending balance	$15,777	$4,741	$15,764	$10,701	$2,342	$16,152	$1,321	$11,985	$78,783

	At For the Nine Months Ended September 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,457	$3,952	$18,184	$15,159	$1,548	$12,299	$1,253	$14,060	$82,912
Provision for loan losses	2,065	789	1,369	(97)	1,050	7,021	1,878	(2,075)	12,000
Recoveries	762	—	1,455	1,030	45	412	422	—	4,126
Charge-offs	(3,507)	—	(5,244)	(5,391)	(301)	(3,580)	(2,232)	—	(20,255)
Ending balance	$15,777	$4,741	$15,764	$10,701	$2,342	$16,152	$1,321	$11,985	$78,783

	At September 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Allowance individually evaluated for impairment	$955	$1,414	$1,439	$383	$—	$1,139	$33	$—	$5,363
Allowance collectively evaluated for impairment	14,822	3,327	14,325	10,318	2,342	15,013	1,288	11,985	73,420
Total allowance for loan losses	$15,777	$4,741	$15,764	$10,701	$2,342	$16,152	$1,321	$11,985	$78,783

	At September 30, 2012
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$11,867	$5,000	$14,020	$6,115	$—	$20,719	$1,026	$—	$58,747
Loans collectively evaluated for impairment	1,070,269	133,716	286,775	597,491	219,084	573,694	273,747	—	3,154,776
Total loans	$1,082,136	$138,716	$300,795	$603,606	$219,084	$594,413	$274,773	$—	$3,213,523

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in REO, net of valuation adjustments, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Balance, beginning of the period	$6,714	$25,816	$15,778	$42,965
Additions from loan foreclosures	963	3,111	2,467	11,598
Additions from capitalized costs	297	97	344	231
Dispositions of REO	(3,970)	(10,368)	(15,758)	(33,608)
Gain on sale of REO	1,005	2,955	2,477	3,621
Valuation adjustments in the period	(191)	(1,255)	(490)	(4,451)
Balance, end of the period	$4,818	$20,356	$4,818	$20,356

The following table shows REO by type and geographic location by state as of September 30, 2013 (in thousands):

	Washington	Oregon	Idaho	Total
Commercial real estate	$—	$—	$199	$199
Land development—residential	1,179	1,819	69	3,067
One- to four-family real estate	1,197	355	—	1,552
Balance, end of period	$2,376	$2,174	$268	$4,818

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

Note 9:  INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Intangible Assets:  At September 30, 2013, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

The Company amortizes CDI over their estimated useful life and reviews them at least annually for events or circumstances that could impact their recoverability.  The CDI assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in three separate bank acquisitions during 2007 and a single branch acquisition in the quarter ended September 30, 2013.  These intangible assets are being amortized using an accelerated method over estimated useful lives of three to eight years.  The CDI assets are not estimated to have a significant residual value.  Intangible assets are amortized over their useful lives and are also reviewed for impairment.

The following table summarizes the changes in the Company’s core deposit intangibles and other intangibles for the nine months ended September 30, 2013 and the year ended December 31, 2012 (in thousands):

Core Deposit Intangibles
Balance, December 31, 2012	$4,230
Additions through acquisitions	160
Amortization	(1,453)
Balance, September 30, 2013	$2,937

Core Deposit Intangibles
Balance, December 31, 2011	$6,322
Amortization	(2,092)
Balance, December 31, 2012	$4,230

The following table presents the future estimated annual amortization expense with respect to intangibles as of December 31, 2012 (in thousands):

Year Ended	Core Deposit Intangibles
December 31, 2013	$1,941
December 31, 2014	1,800
December 31, 2015	640
December 31, 2016	$9
$4,390

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  The valuation allowance is subsequently adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the nine months ended September 30, 2013 and 2012, the Company did not record an impairment charge.  However, during the quarter and nine months ended September 30, 2013, the Company recorded a reduction in its valuation allowance for previously recognized impairment charges of $400,000 and $1.0 million, respectively. Loans serviced for others totaled $1.086 billion, $918 million and $850 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.6 million, $4.7 million and $7.3 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

An analysis of our mortgage servicing rights for the three and nine months ended September 30, 2013 and 2012 is presented below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Balance, beginning of the period	$7,036	$6,202	$6,244	$5,584
Amounts capitalized	769	931	2,352	2,784
Amortization (1)	(520)	(682)	(1,911)	(1,917)
Valuation adjustments in the period	400	—	1,000	—
Balance, end of the period (2)	$7,685	$6,451	$7,685	$6,451

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	Balances as of September 30, 2013 and 2012 are net of valuation allowances of $300,000 and $900,000, respectively.

Note 10:  DEPOSITS AND RETAIL REPURCHASE AGREEMENTS

Deposits consisted of the following at September 30, 2013, December 31, 2012 and September 30, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing accounts	$1,051,831	29.7%	$981,240	27.6%	$918,962	26.3%
Interest-bearing checking	399,343	11.3	410,316	11.5	379,650	10.9
Regular savings accounts	775,260	21.9	727,957	20.5	689,322	19.8
Money market accounts	408,827	11.6	408,998	11.5	411,262	11.8
Total transaction and saving accounts	2,635,261	74.5	2,528,511	71.1	2,399,196	68.8
Certificates which mature or reprice:
Within 1 year	667,444	18.9	759,626	21.3	818,283	23.5
After 1 year, but within 3 years	183,411	5.2	209,790	5.9	205,030	5.9
After 3 years	49,169	1.4	59,877	1.7	63,863	1.8
Total certificate accounts	900,024	25.5	1,029,293	28.9	1,087,176	31.2
Total deposits	$3,535,285	100.0%	$3,557,804	100.0%	$3,486,372	100.0%
Included in total deposits:
Public fund transaction accounts	$70,470	2.0%	$79,955	2.2%	$72,407	2.0%
Public fund interest-bearing certificates	51,562	1.5%	60,518	1.7%	61,628	1.8%
Total public deposits	$122,032	3.5%	$140,473	3.9%	$134,035	3.8%
Total brokered deposits	$4,531	0.1%	$15,702	0.4%	$21,403	0.6%

Included in total deposits are certificate of deposit accounts in excess of $100,000 totaling $499 million and $571 million at September 30, 2013 and December 31, 2012, respectively.

The following table presents the geographic concentration of deposits at September 30, 2013 (in thousands):

	Washington	Oregon	Idaho	Total
Total deposits	$2,679,104	$610,205	$245,976	$3,535,285
Percent of total deposits	75.8%	17.3%	6.9%	100.0%

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

The following table presents retail repurchase agreement balances as of September 30, 2013, December 31, 2012 and September 30, 2012 (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Retail repurchase agreements	$82,909	$76,633	$82,275

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

Items Measured at Fair Value on a Recurring Basis:

Banner records trading account securities, securities available-for-sale, FHLB advances and junior subordinated debentures at fair value on a recurring basis.

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

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements. This has been particularly true for our TRUP CDO securities. As of September 30, 2013, we owned $31 million in current par value of these securities. The market for TRUP CDO securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007. There are still very few market participants who are willing and/or able to transact for these securities. Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at September 30, 2013 and December 31, 2012:

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

Where appropriate, management reviewed the valuation methodologies and assumptions used by the independent third party providers and for certain securities determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements, while for other securities management adjusted the third party providers’ modeling to be more reflective of the characteristics of the Company’s remaining TRUP CDOs. The result of this fair value analysis of these Level 3 measurements was a fair value loss of $9,000 in the quarter ended September 30, 2013. This loss was primarily the result of the passage of time and no change in the spread between the benchmark credit equivalent index and a similar maturity point on the interest rate swap curve was incorporated into the discount rate used to establish the fair value.

At September 30, 2013, Banner also owned approximately $19 million in amortized cost of TPS securities issued by three individual financial institutions for which no direct market data or independent valuation source is available. Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities. Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. In the current quarter, the Company again sought input from independent third parties to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. The various sources of input were somewhat conflicting, but as has been the case for some time indicated very little change from recent periods. Management concluded that any general market tightening of credit spreads should be offset by an increase in the liquidity premium when determining an appropriate discount rate to apply to the valuation of these TPS securities. These factors were then incorporated into the model at September 30, 2013, and discount rates equal to three-month LIBOR plus 525 basis points were used to calculate the respective fair values of these securities, the same spread to LIBOR used over the last five quarters. With the discount rate relatively unchanged since the prior quarter-end, the resulting fair value change was a gain of $9,000 in the quarter ended September 30, 2013. The Company has and will continue to assess the appropriate fair value hierarchy for determination of these fair values on a quarterly basis.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle. The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate. Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS-related debt that the Company has issued) were also estimated using discounted cash flows. As of September 30, 2013, all of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  While the quarterly reset of the index on this debt would seemingly keep its fair value reasonably close to book value, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  As noted above in the discussions of TPS securities and TRUP CDOs, because of the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to reflect these measurements as Level 1 or Level 2 inputs.  Due to the reliance on assumptions and not on directly observable transactions, management believes fair value for this instrument should follow a Level 3 input methodology. Since the discount rate used in the fair value modeling is the most sensitive unobservable estimate in the calculation, the Company again utilized input from the same independent third party noted above to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. In valuing the debentures at September 30, 2013, management evaluated the general market conditions as noted above and for the discount rate used the period-ending three-month LIBOR plus 525 basis points, the same spread to LIBOR used over the last five quarters and for the TPS securities, resulting in a fair value loss on these instruments of $166,000 in the current quarter ended September 30, 2013.

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$58,768	$—	$58,768
Municipal bonds	—	55,315	—	55,315
Corporate bonds	—	9,000	—	9,000
Mortgage-backed or related securities	—	329,075	—	329,075
Asset-backed securities	—	25,249	—	25,249
	—	477,407	—	477,407
Securities—trading
U.S. Government and agency	—	1,510	—	1,510
Municipal bonds	—	4,987	—	4,987
TPS and TRUP CDOs	—	—	35,095	35,095
Mortgage-backed or related securities	—	22,227	—	22,227
Equity securities and other	—	68	—	68
	—	28,792	35,095	63,887
Derivatives
Interest rate lock commitments	—	494	—	494
Interest rate swaps	—	4,615	—	4,615
	$—	$511,308	$35,095	$546,403
Liabilities:
Advances from FHLB at fair value	$—	$20,258	$—	$20,258
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,637	73,637
Derivatives
Interest rate sales forward commitments, net	—	474	—	474
Interest rate swaps	—	4,615	—	4,615
	$—	$25,347	$73,637	$98,984

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$96,980	$—	$96,980
Municipal bonds	—	44,938	—	44,938
Corporate bonds	—	10,729	—	10,729
Mortgage-backed or related securities	—	277,757	—	277,757
Asset-backed securities	—	42,516	—	42,516
	—	472,920	—	472,920
Securities—trading
U.S. Government and agency	—	1,637	—	1,637
Municipal bonds	—	5,684	—	5,684
TPS and TRUP CDOs	—	—	35,741	35,741
Mortgage-backed or related securities	—	28,107	—	28,107
Equity securities and other	—	63	—	63
	—	35,491	35,741	71,232
Derivatives
Interest rate lock commitments	—	510	—	510
Interest rate swaps	—	8,353	—	8,353
	$—	$517,274	$35,741	$553,015
Liabilities:
Advances from FHLB at fair value	$—	$10,304	$—	$10,304
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,063	73,063
Derivatives
Interest rate sales forward commitments, net	—	195	—	195
Interest rate swaps	—	8,353	—	8,353
	$—	$18,852	$73,063	$91,915

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$35,105	$73,471	$35,741	$73,063
Total gains or losses recognized
Assets gains (losses), including OTTI	(10)	—	(646)	—
Liabilities (gains) losses	—	166	—	574
Ending balance at September 30, 2013	$35,095	$73,637	$35,095	$73,637

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$32,493	$70,553	$30,455	$49,988
Total gains or losses recognized
Assets gains (losses), including OTTI	2,687	—	4,725	—
Liabilities (gains) losses	—	2,518	—	23,083
Ending balance at September 30, 2012	$35,180	$73,071	$35,180	$73,071

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

Items Measured at Fair Value on a Non-recurring Basis:

Banner records certain impaired loans, REO and mortgage servicing rights on a non-recurring basis.

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded. These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount. The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology. As of September 30, 2013, the Company reviewed all of its adversely classified loans totaling $107 million and identified $75 million which were considered impaired. Of those $75 million in impaired loans, $60 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established. The $60 million had original carrying values of $62 million which were reduced by partial write-downs totaling $2 million. In addition to these write-downs, in order to bring the impaired loan balances to fair value, the Company also established $6 million in specific reserves on these impaired loans. Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $16 million and were found to require allowances totaling $896,000. All TDRs which are currently performing according to their restructured payment terms were included in the specific reserve analysis. The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the properties, less expected selling costs, or the carrying value of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the three months ended September 30, 2013, the Company recognized $191,000 of additional impairment charges related to REO assets, compared to $1.3 million for the same quarter one year earlier.

Mortgage servicing rights (MSRs) are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value). If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  The valuation allowance is subsequently adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the nine months ended September 30, 2013 and 2012, the Company did not record an impairment charge.  However, during the quarter and nine months ended September 30, 2013, the Company recorded a reduction in its valuation allowance for previously recognized impairment charges of $400,000 and $1.0 million, respectively. Loans serviced for others totaled $1.086 billion, $918 million and $850 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.6 million, $4.7 million and $7.3 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2013 and December 31, 2012 (in thousands):

	At or For the Nine Months Ended September 30, 2013
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$50,875	$50,875	$(4,648)
REO	—	—	4,818	4,818	(557)
MSRs	—	—	7,684	7,684	1,000
	At or For the Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$52,475	$52,475	$(6,381)
REO	—	—	15,778	15,778	(1,915)
MSRs	—	—	6,244	6,244	(400)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2013:

Financial Instruments	Valuation Techniques	Unobservable Inputs	Weighted Average Rate
TPS	Discounted cash flows	Discount rate	5.50%
TRUP CDOs	Discounted cash Flows	Discount rate	3.11%
Junior Subordinated Debentures	Discounted cash flows	Discount rate	5.50%
Impaired loans	Discounted cash flows	Discount rate	Various
	Collateral Valuations	Market values	n/a
REO	Appraisals	Market values	n/a
MSRs	Discounted cash flows	Prepayment rate	12.37%
		Discount rate	10.09%

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012, whether or not recognized or recorded in the consolidated Statements of Financial Condition.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$175,965	$175,965	$181,298	$181,298
Securities—trading	63,887	63,887	71,232	71,232
Securities—available-for-sale	477,407	477,407	472,920	472,920
Securities—held-to-maturity	96,545	98,401	86,452	92,458
Loans receivable held for sale	8,394	8,394	11,920	12,059
Loans receivable	3,267,042	3,164,657	3,223,794	3,143,853
FHLB stock	35,708	35,708	36,705	36,705
Bank-owned life insurance	61,442	61,442	59,891	59,891
Mortgage servicing rights	7,684	7,684	6,244	6,244
Derivatives	5,109	5,110	8,863	8,863
Liabilities:
Demand, interest checking and money market accounts	1,860,001	1,714,813	1,800,555	1,729,351
Regular savings	775,260	706,326	727,956	694,609
Certificates of deposit	900,024	893,768	1,029,293	1,033,931
FHLB advances at fair value	20,258	20,258	10,304	10,304
Junior subordinated debentures at fair value	73,637	73,637	73,063	73,063
Other borrowings	82,909	82,909	76,633	76,633
Derivatives	5,089	5,089	8,548	8,548

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

Off -Balance Sheet Items: Off-balance sheet financial instruments include unfunded commitments to extend credit, including standby letters of credit, and commitments to purchase investment securities. The fair value of these instruments is not considered practical to estimate without incurring excessive costs and management does not believe the fair value estimates would be material. Other commitments to fund loans totaled $1.119 billion and $925 million at September 30, 2013 and December 31, 2012, respectively, and have no carrying value at both dates. There were no commitments to purchase securities at September 30, 2013 and one commitment to purchase securities at December 31, 2012 for $12 million.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and December 31, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

As of September 30, 2013, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in U.S. federal jurisdiction and in the Oregon and Idaho state jurisdictions. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2012, 2011, and 2010. Tax years 2006 - 2009 are not open for assessment of additional tax, but remain open for adjustments to the amount of NOLs, credit, and other carryforwards utilized in open years or to be utilized in the future.

As of September 30, 2013, the Company's tax receivables included $9.8 million related to a refund due from amended federal income tax returns filed for 2005, 2006, 2008 and 2009. In addition, $450,000 of interest was recognized as miscellaneous income in the quarter ended September

30, 2013. The tax receivable represents the finalization of the Internal Revenue Service's review that began in 2011 and which ended with the signing, during the three months ended September 30, 2013, of a closing agreement between the IRS and the Company related to these amended federal income tax returns.

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net income (loss)	$11,665	$15,620	$35,001	$50,194
Preferred stock dividend accrual	—	1,227	—	4,327
Preferred stock discount accretion	—	1,216	—	2,124
Gain on repurchase and retirement of preferred stock		$(2,070)		$(2,070)
Net income (loss) available to common shareholders	$11,665	$15,247	$35,001	$45,813

Basic weighted average shares outstanding	19,338	19,172	19,348	18,428
Plus unvested restricted stock	59	113	55	61
Diluted weighted shares outstanding	19,397	19,285	19,403	18,489
Earnings (loss) per common share
Basic	$0.60	$0.80	$1.81	$2.49
Diluted	$0.60	$0.79	$1.80	$2.48

Options to purchase an additional 47,671 shares of common stock as of September 30, 2012 were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. There were no options to purchase additional shares of common stock as of September 30, 2013.  Also, as of September 30, 2013, the warrants originally issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted EPS for 2013 and 2012 because the exercise price of the warrants were greater than the average market price of common shares. In June 2013, the Treasury sold the warrants in a public auction. That sale did not change the Company's capital position and did not have any impact on the financial accounting and reporting for these securities.

Note 14:  STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs) and the Banner Corporation 2012 Restricted Stock and Incentive Bonus Plan. In addition, during 2006 the Board of Directors approved the Banner Corporation Long-Term Incentive Plan, an account-based benefit plan which for reporting purposes is considered a stock appreciation rights plan.

Restricted Stock Grants. Under the 2012 Restricted Stock Plan, which was approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the Plan have a minimum vesting period of three years. The Plan will continue in effect for a term of ten years, after which no further awards may be granted. Vesting requirements may include time-based conditions, performance-based conditions, or market-based conditions. The 2012 Restricted Stock Plan was amended on April 23, 2013 to provide for the ability to grant (1) cash-denominated incentive-based awards payable in cash or common stock, including those that are eligible to qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code and (2) restricted stock awards that qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code. As of September 30, 2013, the Company had granted 189,426 shares of restricted stock from the 2012 Restricted Stock Plan, of which 31,178 shares had vested and 158,248 shares remain unvested.

Additionally, the Company granted shares of restricted common stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Bank and Banner Corporation on August 22, 2010 and on August 23, 2011. The restricted shares were granted to Mr. Grescovich in accordance with his employment agreement, which, as an inducement material to his joining the Company and the Bank, provided for the granting of restricted shares on the six-month and the 18-month anniversaries of the effective date of the agreement. The shares vest in one-third annual increments over the subsequent three-year periods following the grants. A total of 34,257 shares were granted. As of September 30, 2013, 28,359 shares had vested and 5,898 shares remain unvested.

The expense associated with all restricted stock grants was $482,000 and $1,004,000, respectively, for the three and nine-month periods ended September 30, 2013 and was $193,000 and $293,000, respectively, for the three and nine-month periods ended September 30, 2012. Unrecognized compensation expense for these awards as of September 30, 2013 was $3.7 million and will be amortized over the next 31 months.

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

During the nine months ended September 30, 2013 and 2012, the Company did not grant any stock options. Additionally, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant. There was no stock-based compensation costs related to the SOPs for the quarters ended September 30, 2013 or September 30, 2012. For the nine months ended September 30, 2013 there were no stock based compensation costs related to the SOPs and for the nine months ended September 30, 2012 there was $6,000 in compensation costs related to the SOPs. The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period. The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

During the three and nine months ended September 30, 2013 and 2012, there were no exercises of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

Banner Corporation Long-Term Incentive Plan: The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR). Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus for some grants the dividends declared on the stock from the date of grant to the date of vesting. The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock. The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting. To adjust for a change in its estimated liability pursuant to the Plan, the Company recognized a compensation expense of $286,000 for the three months ended September 30, 2013 and a total compensation expense of $526,000 for the nine months ended September 30, 2013. During 2012, the Company recognized compensation expense of $105,000 and $181,000 for the three months and nine months ended September 30, 2012. At September 30, 2013, the aggregate liability related to SARs was $1,079,000 and was included in deferred compensation.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2013	December 31, 2012
Commitments to extend credit	$1,092,139	$907,892
Standby letters of credit and financial guarantees	8,097	6,660
Commitments to originate loans	18,657	10,733
Commitments to purchase investment securities	—	11,500

Derivatives also included in Note 16:
Commitments to originate loans held for sale	30,181	89,049
Commitments to sell loans secured by one- to four residential properties	17,877	70,263
Commitments to sell securities related to mortgage banking activities	13,470	41,500

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. In 2012, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts in the nine months ended September 30, 2013 or September 30, 2012. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. We limit our exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event we have forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

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

As of September 30, 2013 and December 31, 2012, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$7,500	$1,419	$10,507	$2,163	$7,500	$1,419	$10,507	$2,163

(1)	Included in Loans Receivable on the Consolidated Statement of Financial Condition.

(2)	Included in Other Liabilities on the Consolidated Statement of Financial Condition.

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

As of September 30, 2013 and December 31, 2012, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$102,673	$3,196	$100,447	$6,190	$102,673	$3,196	$100,447	$6,190
Mortgage loan commitments	15,277	271	45,363	436	14,904	223	43,686	74
Forward sales contracts	14,904	223	43,686	74	13,470	251	41,500	121
	$132,854	$3,690	$189,496	$6,700	$131,047	$3,670	$185,633	$6,385

(1)	Included in Other Assets on the Consolidated Statements of Financial Condition.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the three months ended September 30, 2013 and 2012 were as follows (in thousands):

		Three Months Ended September 30
	Location on Income Statement	2013	2012
Mortgage loan commitments	Mortgage banking operations	$651	$891
Forward sales contracts	Mortgage banking operations	(952)	(668)
		$(301)	$223

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at September 30, 2013 or December 31, 2012, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2013 and December 31, 2012, the termination value of derivatives in a net liability position related to these agreements was $3.4 million and $8.4 million, respectively. The Company generally posts collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $7.6 million and $12.5 million as of September 30, 2013 and December 31, 2012, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Statement of Financial Condition as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$4,615	$—	$4,615	$(628)	$—	$3,987
	$4,615	$—	$4,615	$(628)	$—	$3,987

Derivative liabilities
Interest rate swaps	$4,615	$—	$4,615	$(628)	$(3,359)	$628
	$4,615	$—	$4,615	$(628)	$(3,359)	$628

	December 31, 2012
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$8,353	$—	$8,353	$—	$—	$8,353
	$8,353	$—	$8,353	$—	$—	$8,353

Derivative liabilities
Interest rate swaps	$8,353	$—	$8,353	$—	$(8,353)	$—
	$8,353	$—	$8,353	$—	$(8,353)	$—

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2013, its 85 branch offices and eight loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2013, we had total consolidated assets of $4.3 billion, total loans of $3.3 billion, total deposits of $3.5 billion and total stockholders’ equity of $530 million.

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

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in the third quarter, as evidenced by our solid profitability for the quarter and nine months ended September 30, 2013. Highlights for the quarter included further improvement in our asset quality, strong deposit growth, solid revenues from core operations and additional client acquisition. Additionally, the quarterly cash dividend was increased 25% to $0.15 per share, reflecting the strong performance and our expectation of continued success and sustained profitability.

Despite persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement and consistent profitability in 2012 which continued in the first nine months of 2013.  For the quarter ended September 30, 2013, we had net income available to common shareholders of $11.7 million, or $0.60 per diluted share, compared to a net income to common shareholders of $15.2 million, or $0.79 per diluted share, for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, our net income to common shareholders was $35.0 million, or $1.80 per diluted share, compared to net income to common shareholders of $45.8 million, or $2.48 per diluted share for the same period a year earlier. Although there continue to be indications that economic conditions are improving from the recessionary downturn, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward.  As a result, our future operating results and financial performance will be significantly affected by the course of recovery. However, over the past two years we have significantly improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in lower credit costs and stronger revenues, and which we believe has positioned the Company well to meet this challenging environment.

Our return to consistent profitability was punctuated in the second quarter of 2012 by management's decision to reverse the valuation allowance against our deferred tax assets. This decision resulted in a substantial tax benefit in the second quarter, as well as for the full year 2012, and resulted in a significant reduction in our tax expense for the quarter ended September 30, 2012. The decision to reverse the valuation allowance reflected our confidence in the sustainability of our future profitability. Further, as a result of our return to profitability, including the substantial recovery of our deferred tax asset, our improved asset quality and operating trends, strong capital position and our expectation for sustainable profitability for the foreseeable future, we also significantly reduced the credit portion of the discount rate utilized to estimate the fair value of the junior subordinated debentures issued by the Company. Changes in these two significant accounting estimates, while substantial, represent non-cash valuation adjustments that had no effect on our liquidity or our ability to fund our operations.

As a result of substantial reserves already in place representing 2.34% of total loans outstanding at both September 30 and June 30, 2013, as well as declining net charge-offs, Banner did not record a provision for loan losses in either the quarter or nine months ended September 30, 2013. By contrast, we recorded a $3.0 million provision in the third quarter a year ago, which contributed to a $12.0 million provision for the nine months ended September 30, 2012. The decrease in loan loss provisioning from a year earlier reflects significant progress in reducing the levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  The allowance for loan losses at September 30, 2013 was $76.7 million, representing 308% of non-performing loans. Non-performing loans decreased by 5% to $24.9 million at September 30, 2013, compared to $26.1 million three months earlier, and decreased 36% when compared to $38.7 million a year earlier. (See Note 7, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses decreased modestly to $41.9 million for the quarter ended September 30, 2013, compared to $42.7 million for the same quarter one year earlier. During the same period, our interest rate spread decreased to 4.07% from 4.18%. These decreases in net interest income and interest rate spread reflect declining yields on performing loans and securities, partially offset by continuing reductions in deposit and other funding costs.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the valuation of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements.) For the quarter ended September 30, 2013, we recorded a net fair value loss of $352,000 in fair value adjustments, which was partially offset by $2,000 in gains on sale of securities. In comparison, for the quarter ended September 30, 2012, we recorded a net fair value gain of $473,000 and $19,000 in gains on sale of securities, partially offset by $409,000 in OTTI losses. For the nine months ended September 30, 2013, we recorded a net loss of $2.0 million in fair value adjustments, which was partially offset by $1.0 million in gains on sale of securities and by $409,000 in OTTI recoveries. In comparison, we recorded a net fair value loss of $16.9 million (primarily related to the estimated fair value or our junior subordinated debentures) and an OTTI loss of $409,000 for the nine months ended September 30, 2012, which were partially offset by $48,000 in gains on sale of securities.

Our total other operating income, which includes the gain on sale of securities, OTTI recovery and changes in the value of financial instruments carried at fair value was $10.1 million for the quarter ended September 30, 2013, compared to $11.7 million for the quarter ended September 30, 2012. Total other operating income was $30.8 million for the nine months ended September 30, 2013, compared to $13.6 million for the nine months ended September 30, 2012. However, other operating income excluding the gain on sale of securities, OTTI adjustments and changes in the value of financial instruments, which we believe is more indicative of our core operations, decreased 10% to $10.5 million for the quarter ended September 30, 2013, compared to $11.6 million for the same quarter a year earlier, as a result of substantially decreased revenues from our mortgage banking operations and despite significantly increased deposit fees and service charges fueled by growth in non-interest-bearing deposit accounts. For the nine months ended September 30, 2013, other operating income from core operations increased 1% to $31.3 million, compared to $30.9 million for the same period a year earlier, as increased deposit fees and service charges more than offset decreased mortgage banking revenues.

Our total revenues (net interest income before the provision for loan losses plus total other operating income) for the third quarter of 2013 decreased $2.3 million, or 4%, to $52.0 million, compared to $54.4 million for the same period a year earlier, as a result of decreased net interest income and mortgage banking revenues, as well as changes in fair value adjustments, which were only partially offset by increased deposit fees and service charges.  However, our total revenues, excluding fair value and OTTI adjustments and gain on sale of securities, which we also believe are more indicative of our core operations, remained strong at $52.4 million for the quarter ended September 30, 2013, a $1.9 million, or 4% decrease, compared to $54.3 million for the same period a year earlier.  Our total revenues for the nine months ended September 30, 2013 increased $16.2 million, or 12% to $155.9 million, compared to $139.7 million for the same period a year earlier, largely as a result of the changes in fair value adjustments. Our total revenues from core operations decreased slightly by $570,000, or 0.4%, to $156.4 million for the nine months ended September 30, 2013, compared to $157.0 million for the same period a year earlier, as the increased deposit fees and service charges were not quite sufficient to fully offset the decreases in net interest income and mortgage banking revenues.

Our other operating expenses increased in the third quarter of 2013 compared to a year earlier largely as a result of increased compensation expenses and reduced gains on the sale of real estate owned, which were partially offset by a net decrease in all other operating expenses.  Other operating expenses were $34.5 million for the quarter ended September 30, 2013, compared to $33.4 million for the same quarter a year earlier. For the nine months ended September 30, 2013, other operating expenses were $104.0 million, compared to $106.9 million for the same period a year earlier, as increased compensation costs were generally offset by decreased costs related to real estate owned and a net decrease in all other operating expenses.

Other operating income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, and gains or losses on sale of securities are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2013	2012	2013	2012
Total other operating income (loss)	$10,142	$11,684	$30,763	$13,591
Exclude gain on sale of securities	(2)	(19)	(1,020)	(48)
Exclude other-than-temporary impairment (recovery) loss	—	409	(409)	409
Exclude change in valuation of financial instruments carried at fair value	352	(473)	1,954	16,901
Total other operating income, excluding fair value adjustments, OTTI and gain on sale of securities	$10,492	$11,601	$31,288	$30,853
Net interest income before provision for loan losses	$41,893	$42,698	$125,109	$126,114
Total other operating income	10,142	11,684	30,763	13,591
Total revenue	52,035	54,382	155,872	139,705
Exclude gain on sale of securities	(2)	(19)	(1,020)	(48)
Exclude other-than-temporary impairment (recovery) loss	—	409	(409)	409
Exclude change in valuation of financial instruments carried at fair value	352	(473)	1,954	16,901
Total revenue, excluding fair value adjustments, OTTI and gain on sale of securities	$52,385	$54,299	$156,397	$156,967
Income (loss) before provision for taxes	$17,545	$18,027	$51,826	$20,771
Exclude gain on sale of securities	(2)	(19)	(1,020)	(48)
Exclude other-than-temporary impairment (recovery) loss	—	409	(409)	409
Exclude change in valuation of financial instruments carried at fair value	352	(473)	1,954	16,901
Income before provision for taxes, excluding fair value adjustments, OTTI and gain on sale of securities	$17,895	$17,944	$52,351	$38,033
Net income	$11,665	$15,620	$35,001	$50,194
Exclude gain on sale of securities	(2)	(19)	(1,020)	(48)
Exclude other-than-temporary impairment (recovery) loss	—	409	(409)	409
Exclude change in valuation of financial instruments carried at fair value	352	(473)	1,954	16,901
Exclude related tax expense	126	(30)	189	6,214
Total earnings, excluding fair value adjustments, OTTI and gain on sale of securities, net of related tax effects	$12,141	$15,507	$35,715	$73,670

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

	September 30, 2013	December 31, 2012	September 30, 2012
Stockholders’ equity	$529,992	$506,919	$566,095
Other intangible assets, net	2,937	4,230	4,740
Tangible equity	527,055	502,689	561,355
Preferred equity	—	—	72,242
Tangible common stockholders’ equity	$527,055	$502,689	$489,113
Total assets	$4,282,553	$4,265,564	$4,268,664
Other intangible assets, net	2,937	4,230	4,740
Tangible assets	$4,279,616	$4,261,334	$4,263,924
Tangible common stockholders’ equity to tangible assets	12.32%	11.80%	11.47%

We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Prior to 2008, real estate lending activities were significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties; however, over the subsequent four years our origination of construction and land development loans declined materially and the proportion of the portfolio invested in these types of loans declined substantially. More recently, we have experienced increased demand for one- to four-family construction loans and, while outstanding balances have increased only modestly, originations have increased significantly. Our residential mortgage loan originations also decreased during the earlier years of this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases. Refinancing activity was particularly significant in 2012 and in the in the first six months of 2013, leading to meaningful increases in residential mortgage originations during these periods; however, the recent rise in mortgage interest rates slowed origination activity in the quarter ended September 30, 2013 and may result in lower refinancing activity in the future. Despite significant loan originations, in 2012 and 2013 our outstanding balances for residential mortgages have continued to decline, as most of the new originations have been sold in the secondary market while existing residential loans have been repaying at an accelerated pace. Our real estate lending activities also include the origination of multifamily and commercial real estate loans including construction and development loans for these types of properties.  While our level of activity and investment in these types of loans has been relatively stable for many, many years, we have experienced an increase in new originations in recent periods.  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Reflecting the weak economy, in recent periods demand for these types of commercial business loans has been modest. Nevertheless, while commercial and agricultural business loans decreased $15 million to $859 million at September 30, 2013, compared to $874 million at June 30, 2013, they have increased $36 million, or 4%, compared to $823 million at September 30, 2012. Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt.  At September 30, 2013, our net loan portfolio totaled $3.199 billion compared to $3.213 billion at June 30, 2013 and $3.135 billion at September 30, 2012.

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

Total deposits were $3.535 billion at September 30, 2013, compared to $3.460 billion three months earlier and $3.486 billion a year ago. Following a normal seasonal pattern, non-interest-bearing account balances increased 10% to $1.052 billion at September 30, 2013, compared to $959 million at June 30, 2013, and, largely as a result of successful client acquisition strategies, increased 14% compared to $919 million a year ago. Interest-bearing transaction and savings accounts totaled $1.583 billion at September 30, 2013, compared to $1.558 billion at June 30, 2013 and $1.480 billion a year ago, while certificates of deposit further decreased to $900 million at September 30, 2013, compared to $944 million at June 30, 2013 and $1.087 billion a year earlier. Non-certificate core deposits represented 75% of total deposits at the end of the third quarter, compared to 69% of total deposits a year earlier.

Management’s Discussion and Analysis of Results of Operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the 2012 Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail below. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies during the first nine months of 2013.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

General.  Total assets increased $17 million, or 0.4%, to $4.283 billion at September 30, 2013, from $4.266 billion at December 31, 2012.  Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) increased $41 million, or 1.3%, to $3.199 billion at September 30, 2013, from $3.158 billion at December 31, 2012.  The increase in net loans included increases of $49 million in commercial real estate loans, $11 million in multifamily construction loans, $33 million in one- to four-family construction loans, and $18 million in commercial business loans, partially offset by decreases of $38 million in one- to four-family real estate loans, $7 million in agricultural business loans, $11 million in commercial construction loans, $7 million in consumer loans, $4 million in land and land development loans, and $4 million in multifamily loans.

The decrease in one- to four-family real estate and consumer loans was largely the result of accelerated prepayments in the current low interest rate environment. The increase in commercial real estate loans included $30 million for investment properties and $19 million for owner-occupied properties. The increase in construction and development loans was particularly helpful to the net interest margin as interest rates, loan fees and the velocity of turnover in this lending activity are generally higher than for most other categories of loans. The increase in commercial business loans is an encouraging sign of economic activity; however, credit line utilizations remained at relatively low levels and, while average balances outstanding increased compared to the immediately preceding quarter, commercial business loans were modestly lower at September 30, 2013 than at the previous quarter end. Following a normal seasonal reduction in the first quarter, our agricultural loan balances increased significantly in the second quarter resulting in modest growth on a year-to-date basis. However, also reflecting a seasonal pattern, agricultural loan balances were slightly lower at September 30, 2013 than at June 30, 2013.

The aggregate balance of interest-earning deposits and securities decreased $1 million from December 31, 2012 to $744 million at September 30, 2013; however, the aggregate balance increased by $48 million compared to the prior quarter end as a result of strong deposit growth during the third quarter as well as a number of significant construction and development loan payoffs near the end of the quarter.  Interest-earning deposits increased $40 million during the quarter and total investment securities increased $10 million during the same ninety day period. However, interest-bearing deposits decreased to $107 million at September 30, 2013 compared to $115 million at December 31, 2012 while total investment securities increased to $638 million at September 30, 2013 compared to $630 million at December 31, 2012. The securities purchased in recent periods were primarily short- to intermediate-term U.S. Government Agency notes and mortgage-backed securities and, to a lesser extent, intermediate-term taxable and tax-exempt municipal securities. Securities acquired during this period generally have expected maturities ranging from six months to six years.  The average effective duration of Banner's securities portfolio was approximately 3.4 years at September 30, 2013. Net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were $2.0 million in the nine months ended September 30, 2013. In addition, fair value adjustments for securities designated as available for sale reflected a decrease of $8 million for the nine months ended September 30, 2013, which was included net of the associated tax benefit of $2.7 million as a component of other comprehensive income and largely occurred during the second quarter as a result of rising interest rates. (See Note 11 of the Selected Notes to the Consolidated Financial Statements, in this Form 10-Q.)

REO decreased $11 million, to $5 million at September 30, 2013, compared to $16 million at December 31, 2012, continuing the improving trend with respect to these non-earning assets. The September 30, 2013 total included $3 million in residential construction, land or land development projects and $2 million in single-family homes. During the three months ended September 30, 2013, we transferred $1 million of loans into REO, disposed of $4 million of REO properties recognizing $1 million in gains related to those sales, and charged-off $191,000 in valuation adjustments. During the nine months ended September 30, 2013, we transferred $2 million of loans into REO, disposed of $16 million of REO properties recognizing $2 million in gains related to those sales, and charged-off $490,000 in valuation adjustments (see “Asset Quality” discussion below).
Following a normal seasonal pattern, deposit growth was strong in the third quarter; however, total deposits decreased $23 million, or 1%, to $3.535 billion at September 30, 2013 from $3.558 billion at December 31, 2012 as a result of continued decreases in certificates of deposit.  By contrast, non-interest-bearing deposits increased by $71 million, or 7%, to $1.052 billion at September 30, 2013, compared to $981 million at December 31, 2012 and have increased by 14% compared to a year earlier. Interest-bearing transaction and savings accounts increased by $36 million, or 2%, to $1.583 billion at September 30, 2013 from $1.547 billion at December 31, 2012 and have increased by 7% compared to a year earlier. Certificates of deposit decreased $129 million, or 13%, to $900 million at September 30, 2013 from $1.029 billion at December 31, 2012. Non-certificate core deposits increased to 75% of total deposits at the end of the third quarter, compared to 69% of total deposits a year earlier.

FHLB advances increased $10 million to $20 million at September 30, 2013 from $10 million at December 31, 2012. The new advances were all very short-term maturities with correspondingly low interest rates. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $6 million to $83 million at September 30, 2013, compared to $77 million at December 31, 2012. No additional junior subordinated debentures were issued or matured during the quarter and the estimated fair value of these instruments increased $1 million to $74 million at September 30, 2013 from $73 million at December 31, 2012. For more information, see Notes 10, 11 and 12 of the Selected Notes to the Consolidated Financial Statements.

Total stockholders' equity increased $23 million, or 5%, to $530 million at September 30, 2013 compared to $507 million at December 31, 2012. The increase in equity primarily reflects the year-to-date net income reduced by payment of dividends to common stockholders. Tangible common stockholders' equity, which excludes intangible assets, also increased $24 million to $527 million, or 12.32% of tangible assets at September 30, 2013, compared to $503 million, or 11.80% at December 31, 2012. During the nine months ended September 30, 2013, we did not repurchase any shares of Banner Corporation common stock.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Following three difficult years and despite a still challenging economy, Banner Corporation returned to profitability in 2011 and that progress and profitability continued throughout 2012 and into the first nine months of 2013. For the quarter ended September 30, 2013, we had net income available to common shareholders of $11.7 million, or $0.60 per diluted share. This compares to net income available to common shareholders of $15.2 million, or $0.79 per diluted share, for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, our net income available to common shareholders was $35.0 million, or $1.80 per diluted share. This compares to net income available to common shareholders of $45.8 million, or $2.48 per diluted share, for the nine months ended September 30, 2012. While our return to profitability has largely resulted from a material decrease in credit costs, particularly our provision for loan losses, it also reflects strong revenue generation from our core operations. The decrease in credit costs reflects a significantly reduced level of non-performing assets while improvement in net revenues has been driven largely by increased deposit fees and other service charges fueled by growth in core deposits and a significant increase in revenues from our mortgage banking operations as well as solid net interest income. Despite these positive trends, the current quarter and nine month results reflect the difficult operating environment presented by continued very low market interest rates and slow economic growth, which resulted in a decline in our net interest margin, modest loan demand and reduced mortgage banking revenues. The current quarter and nine month results also include a normal provision for income taxes while the results for the third quarter a year ago reflect significantly reduced tax expense and the nine month period in 2012 included a benefit from income taxes as a result of partially reversing the valuation allowance for our deferred tax assets during those periods. In addition, for the three and nine months ended September 30, 2012, net income available to common shareholders was net of a dividend accrual and discount accretion related to our Series A Preferred Stock, neither of which were required in the three and nine months ended September 30, 2013 due to the redemption of the Series A Preferred Stock in the second half of 2012.

Net Interest Income.

Net interest income before provision for loan losses decreased by $805,000, or 2%, to $41.9 million for the quarter ended September 30, 2013, compared to $42.7 million for the same quarter one year earlier, as a modest increase in the average balance of interest-earning assets was more than offset by a decrease in the net interest margin. The net interest margin of 4.09% for the quarter ended September 30, 2013 was 13 basis points lower than for the same quarter in the prior year. The decrease in the net interest margin compared to a year earlier reflects the impact of persistently low market interest rates on earning asset yields, which was only partially offset by reductions in deposit and other funding costs, as well as further reductions in the adverse effect of non-performing assets. Net collections on nonaccrual loans added one basis point to the margin in the third quarter of 2013, and added approximately four basis points in the third quarter of 2012. In addition, the further decrease in the average balance of real estate owned reduced the adverse effect of this non-interest-earning asset on the net interest margin.

The net interest spread decreased to 4.07% for the quarter ended September 30, 2013 compared to 4.18% for the same quarter a year earlier. Reflecting generally lower market interest rates as well as changes in asset mix, the yield on earning assets for the quarter ended September 30, 2013 was 4.40%, a decrease of 26 basis points compared to the same quarter a year earlier. While declining less than asset yields, funding costs were also significantly lower, especially deposit costs which decreased 15 basis points to 0.26% from 0.41% a year earlier, leading to a decrease of 15 basis points for all interest-bearing liabilities to 0.33% for the quarter ended September 30, 2013. Partially offsetting this decline in liability funding costs was a decrease in non-interest-bearing funding from average stockholders' equity as a result of the repurchase and redemption of the Series A Preferred Stock in the second half of 2012.

Net interest income before provision for loan losses decreased by $1.0 million, or 1%, to $125.1 million for the nine months ended September 30, 2013 compared to $126.1 million for the same period one year earlier, as a result of a five basis point decrease in the net interest margin and despite a small increase in average interest-earning assets. The net interest margin decreased to 4.15% for the nine months ended September 30, 2013 compared to 4.20% for the same period in the prior year and, similar to the results for the current quarter, this decrease was a result of the effect of lower asset yields and occurred despite much lower funding costs and fewer non-performing assets. The adverse effect on interest income from nonaccruing loans during the nine months ended September 30, 2013 was diminished from previous periods due to continued reductions in nonaccrual loans and it was fully offset by the collection of interest on previously nonaccruing loans. The effect of nonaccruing loans, net of the recovery of interest previously not recognized on loans returning to accrual reduced the margin by six basis points for the same nine month period in the prior year.

Interest Income. Interest income for the quarter ended September 30, 2013 was $45.0 million, compared to $47.2 million for the same quarter in the prior year, a decrease of $2.1 million, or 5%.  The decrease in interest income occurred as a result of a decline in the yield on interest-earning assets, which was partially offset by an increase in average balances. The average balance of interest-earning assets was $4.061 billion for the quarter ended September 30, 2013, an increase of $34 million, or 1%, compared to $4.027 billion one year earlier. The yield on average interest-earning assets decreased to 4.40% for the quarter ended September 30, 2013, compared to 4.66% for the same quarter one year earlier. The decrease in the yield on earning assets reflects changes in the mix of assets and the continuing erosion of yields as loans and investments mature or prepay and are replaced by lower yielding assets in the current low interest rate environment. Average loans receivable for the quarter ended September 30, 2013 increased $81 million, or 3%, to $3.292 billion, compared to $3.211 billion for the same quarter in the prior year. Interest income on loans decreased by $2.0 million, or 5%, to $42.0 million for the current quarter from $44.0 million for the quarter ended September 30, 2012, reflecting the impact of a 39 basis point decrease in the average yield on loans, and offset by the $81 million increase in average loan balances.  The average yield on loans was 5.06% for the quarter ended September 30, 2013, compared to 5.45% for the same quarter one year earlier.

Interest income for the nine months ended September 30, 2013 was $135.1 million, compared to $141.6 million for the same period in the prior year, a decrease of $6.5 million, or 5%. As with quarterly results, the year-to-date results reflect a 23 basis point reduction in the yield on interest-earning assets, partially offset by an $18.3 million increase in the average balance of interest-earning assets.

The combined average balance of mortgage-backed securities, investment securities, and daily interest-bearing deposits decreased to $769 million for the quarter ended September 30, 2013 (excluding the effect of fair value adjustments), compared to $816 million for the quarter ended September 30, 2012 however, the interest and dividend income from those investments decreased by just $137,000 compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 1.59% for the quarter ended September 30, 2013, from 1.57% for the same quarter one year earlier. The adverse impact of lower market rates on the combined yield on these investments was partially offset by changes in the mix to include lower balances of daily interest-bearing deposits and more securities.

Interest Expense. Interest expense for the quarter ended September 30, 2013 was $3.1 million, compared to $4.5 million for the same quarter in the prior year, a decrease of $1.3 million, or 30%. The decrease in interest expense occurred as a result of a 15 basis point decrease in the average cost of all interest-bearing liabilities to 0.33% for the quarter ended September 30, 2013, from 0.48% for the same quarter one year earlier, partially offset by a $65 million increase in average interest-bearing liabilities. This increase in average interest-bearing liabilities reflects increases in transaction and savings accounts and advances from FHLB, offset by a continued decline in certificates of deposit. Interest expense for the nine months ended September 30, 2013 and 2012 was $10.0 million and $15.5 million, respectively, and similar to quarterly results, the reduction is reflective of a decrease in the average rate paid for most interest-bearing liabilities, partially offset by a modest increase in their average balance over that time period.

Deposit interest expense decreased $1.2 million, or 34%, to $2.3 million for the quarter ended September 30, 2013, compared to $3.5 million for the same quarter in the prior year, as a result of a 15 basis point decrease in the cost of deposits and a $44 million increase in the average balance of deposits. Average deposit balances increased to $3.496 billion for the quarter ended September 30, 2013, from $3.452 billion for the quarter ended September 30, 2012, and the average rate paid on deposit balances decreased to 0.26% in the third quarter of 2013 from 0.41% for the quarter ended September 30, 2012. While we do not anticipate further reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further repricing opportunities and competitive pricing should remain restrained in response to modest loan demand in the current economic environment. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, have meaningfully contributed to the decrease in our funding costs compared to earlier periods, and should also result in lower deposit costs going forward. However, it is clear that the pace of decline in deposit costs compared to prior periods has slowed and that the opportunity for future reductions is limited. For the nine months ended September 30, 2013, deposit interest expense decreased $4.5 million to $7.5 million compared to $12.0 million for the same period one year ago. Similar to the quarter, average deposit costs decreased by 18 basis points and the average balance of deposits increased $68 million for the nine months ended September 30, 2013 compared to the same period one year ago.

Average FHLB advances (excluding the effect of fair value adjustments) were $31 million for the quarter ended September 30, 2013, compared to $10 million for the same quarter one year earlier, and the average rate paid on FHLB advances for the quarter ended September 30, 2013 decreased to 0.36% from 2.49% for the same quarter one year earlier. Average FHLB advances increased as a result of certain cash management activities at Banner Bank, while the cost of the advances declined as a result of the maturity of a higher rate fixed term advance in February 2013. Interest expense on FHLB advances decreased to $28,000 for the quarter ended September 30, 2013 from $64,000 for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, interest expense on FHLB advances decreased by $99,000 to $92,000 compared to $191,000 for the same period in the prior year. Average FHLB advances excluding the effect of fair value adjustments increased $13 million to $23 million over that same time period compared to $10 million for the nine months ended September 30, 2012. The average rate paid on FHLB advances decreased 1.97% to 0.53% for the nine months ended September 30, 2013, compared to 2.50% for the same period a year ago.

Other borrowings consist of retail repurchase agreements with customers secured by certain investment securities and, prior to March 31, 2012, the senior bank notes issued under the Temporary Liquidity Guarantee Program (TLGP). The average balance for other borrowings decreased $548,000 to $86.3 million during the current quarter from $85.8 million during the same quarter a year earlier, while the rate on other borrowings decreased to 0.20% from 0.33% a year earlier. As a result, interest expense for other borrowings decreased to $44,000 for the quarter ended September 30, 2013, compared to $71,000 for the quarter ended September 30, 2012. Primarily as a result of repaying the TLGP senior bank notes, the average balance for other borrowings decreased $23 million to $87 million during the nine months ended September 30, 2013 from $110 million during the same period a year earlier, while the rate on these other borrowings decreased to 0.23% from 0.85% a year earlier. The $50 million of TLGP senior bank notes had a fixed rate of 2.625%, plus a 1.00% guarantee fee, and matured on March 31, 2012.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 2.38% and 2.40%, respectively, for the quarter and nine months ended September 30, 2013. Junior subordinated debentures outstanding in the same periods in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) with higher average costs of 2.59% and 2.83%, respectively, for the quarter and nine months ended September 30, 2012. Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index; however, one $25 million issue of junior subordinated debentures had a fixed rate of 6.56% for an initial five-year period which expired on February 29, 2012. Subsequent to that date, the interest rate on that debenture resets every three months at a rate of three-month LIBOR plus 1.62%. The change in the rate on that debenture, coupled with a modestly lower level of LIBOR, resulted in the lower cost of the junior subordinated debentures for both the quarter and nine months ended September 30, 2013, compared to the same periods a year earlier.

Analysis of Net Interest Spread presents, in the following table and for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances.

The following table provides additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
Average Balances	2013	2012	2013	2012
Interest-bearing deposits	$79,607	$142,437	$85,125	$125,668
Investment securities	298,165	429,507	327,609	455,390
Mortgage-backed obligations	355,104	206,303	329,952	163,938
FHLB stock	35,988	37,346	36,331	37,363
Total average interest-earning securities and cash equivalents	768,864	815,593	779,017	782,359
Loans receivable	3,291,950	3,211,133	3,252,943	3,231,294
Total average interest-earning assets	4,060,814	4,026,726	4,031,960	4,013,653
Non-interest-earning assets (including fair value adjustments on interest-earning assets)	190,621	210,660	206,789	189,992
Total average assets	$4,251,435	$4,237,386	$4,238,749	$4,203,645
Deposits (including non-interest bearing deposits)	$3,496,194	$3,452,393	$3,495,909	$3,427,995
Advances from FHLB	30,983	10,212	23,299	10,214
Other borrowings	86,307	85,759	86,816	109,530
Junior subordinated debentures	123,716	123,716	123,716	123,716
Total average interest-bearing liabilities	3,737,200	3,672,080	3,729,740	3,671,455
Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(13,016)	(14,710)	(12,931)	(29,691)
Total average liabilities	3,724,184	3,657,370	3,716,809	3,641,764
Equity	527,251	580,016	521,940	561,881
Total average liabilities and equity	$4,251,435	$4,237,386	$4,238,749	$4,203,645
Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Interest-bearing deposits	0.22%	0.23%	0.25%	0.24%
Investment securities	2.33	1.90	2.19	1.88
Mortgage-backed obligations	1.43	2.10	1.56	2.45
Total interest rate yield on securities and cash equivalents	1.59	1.57	1.61	1.65
Loans receivable	5.06	5.45	5.17	5.46
Total interest rate yield on interest-earning assets	4.40	4.66	4.48	4.71
Interest Rate Expense:
Deposits	0.26	0.41	0.29	0.47
Advances from FHLB	0.36	2.49	0.53	2.50
Other borrowings	0.20	0.33	0.23	0.85
Junior subordinated debentures	2.38	2.59	2.40	2.83
Total interest rate expense on interest-bearing liabilities	0.33	0.48	0.36	0.56
Interest spread	4.07%	4.18%	4.12%	4.15%
Net interest margin on interest earning assets	4.09%	4.22%	4.15%	4.20%
Additional Key Financial Ratios (income and expense ratios are annualized)
Return on average assets	1.09%	1.47%	1.10%	1.59%
Return on average equity	8.78	10.71	8.97	11.93
Average equity / average assets	12.40	13.69	12.31	13.37
Average interest-earning assets /average interest-bearing liabilities	108.66	109.66	108.10	109.32
Non-interest (other operating) income / average assets	0.95	1.10	0.97	0.43
Non-interest (other operating) expenses / average assets	3.22	3.13	3.28	3.40
Efficiency ratio (1)	66.28	61.33	66.75	76.54

(1)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income)

Provision and Allowance for Loan Losses. As a result of substantial reserves already in place representing 2.34% of total loans outstanding, as well as declining delinquencies and net charge-offs, we did not record a provision for loan losses in either the quarter or the nine months ended September 30, 2013. This compares to a $3.0 million provision in the third quarter a year ago and a $12.0 million provision for the nine months ended September 30, 2012. As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

Reflecting lingering weakness in the economy, we continue to maintain a substantial allowance for loan losses at September 30, 2013 even though non-performing loans declined during the quarter. The allowance for loan losses also continues to reflect our concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots. These concerns have remained elevated during the past five years as price declines for housing and related lot and land markets occurred in most areas of the Puget Sound and Portland regions where a significant portion of our one- to four-family residential and construction and development loans are located. Diminished home values also continue to contribute to defaults in our residential mortgage and home equity loan portfolios which now represent the largest portion of impaired loans in our total loan portfolio. However, more recently we have been encouraged by evidence of stabilization or modest improvement in most markets in our service areas and significant improvement in certain areas. Aside from housing-related loans, non-performing loans often reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity and diminished commercial real estate values have been significant contributing factors to delinquencies and defaults in other non-housing-related segments of the portfolio. Nonetheless, our credit quality indicators have continued to improve, eliminating the need for a provision for loan losses for the first nine months of 2013.

We recorded net charge-offs of $196,000 for the quarter ended September 30, 2013, compared to $4.4 million for the same quarter in the prior year. Non-performing loans decreased by $1 million during the quarter ended September 30, 2013 to $25 million, and decreased by $14 million compared to the quarter ended September 30, 2012. A comparison of the allowance for loan losses at September 30, 2013 and 2012 reflects a decrease of $2 million to $77 million at September 30, 2013, from $79 million at September 30, 2012.  Included in our allowance at September 30, 2013 was an unallocated portion of $10.9 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 2.34% at September 30, 2013, from 2.45% at September 30, 2012. However, with the decrease in problem loans, the allowance as a percentage of non-performing loans increased to 308% at September 30, 2013, compared to 225% of non-performing loans at December 31, 2012 and 204% a year earlier.

As of September 30, 2013, we had identified $75 million of impaired loans. Impaired loans are comprised of loans on nonaccrual, TDRs and loans that are 90 days or more past due, but are still on accrual. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools. For more information on these impaired loans, refer to Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of September 30, 2013 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income. Other operating income, which includes changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, and gain on sale of securities, as well as non-interest revenues from core operations, was $10.1 million for the quarter ended September 30, 2013, compared to $11.7 million for the same quarter in the prior year. Our other operating income for the three months ended September 30, 2013 included a gain on the sale of securities of $2,000 and a $352,000 net loss for fair value adjustments as a result of changes in the valuation of our securities portfolios. During the quarter ended September 30, 2012, fair value adjustments resulted in a net gain of $473,000 which was generally offset by a $409,000 OTTI charge. For a more detailed discussion of our fair value adjustments, please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Other operating income, including changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, and gain on sale of securities, was $30.8 million for the nine months ended September 30, 2013, compared to $13.6 million for the same period in the prior year. Our other operating income for the nine months ended September 30, 2013 included a gain on the sale of securities of $1.0 million and an OTTI recovery of $409,000, both of which resulted from the sale of securities that had been fully written off in previous periods. Primarily reflecting the impact of higher market interest rates on certain fixed rate securities in our held for trading portfolio, as well as changes in the fair value of our junior subordinated debentures, for the nine months ended September 30, 2013 we recorded a net loss of $2.0 million in fair value adjustments compared to a net loss of $16.9 million for the same period in the prior year, primarily due to the significant adjustment in the fair value of the junior subordinated debentures.

Excluding the fair value and OTTI adjustments and gain on sale of securities, other operating income from core operations decreased by $1.1 million, or 10%, to $10.5 million for the quarter ended September 30, 2013, compared to $11.6 million for the quarter ended September 30, 2012, largely as a result of decreased revenues from mortgage banking operations. Deposit fees and service charges increased by $301,000 compared to the third quarter a year ago reflecting growth in the number of deposit accounts and increased transaction activity. Mortgage banking revenues decreased by $1.2 million as increased mortgage rates slowed originations for refinancing as well as home purchases. Revenues from mortgage banking activities were augmented by $400,000 in the current quarter as a result of a partial reversal of a valuation allowance for previously recorded impairment charges related to our mortgage servicing rights. Other operating income in the current quarter also included $450,000 of income resulting from the amendment of the Company's tax returns for prior periods. Other operating income from core operations increased by $435,000, or 1%, to $31.3 million for the nine months ended September 30, 2013. Similar to the quarterly discussion above, deposit fees and service charges increased by $1.1 million compared to the first nine months of the prior year while mortgage banking operations decreased by $836,000.

Other Operating Expenses. Other operating expenses increased by $1.1 million, to $34.5 million for the quarter ended September 30, 2013, compared to $33.4 million for the quarter ended September 30, 2012, largely as a result of increased compensation expenses and payment and card processing expenses, as well as increased costs related to REO operations, which were generally offset by a net decrease in other operating expenses. As a result of reduced net gains on sales of REO properties, expenses related to REO increased by $703,000 to a net gain of $601,000 for the quarter ended September 30, 2013 from a net gain of $1.3 million during the same period a year earlier. In addition to real estate taxes and maintenance costs, expenses related to REO for the quarter ended September 30, 2013 included only $191,000 in valuation adjustments; however, those charges were more than offset by $1.0 million in net gains on sales of REO properties. By comparison, for the quarter ended September 30, 2012, we recorded $1.3 million in valuation adjustments and net gains on REO sales of $3.0 million. Compensation expense increased $1.6 million, or 8%, to $21.2 million for the quarter ended September 30, 2013, compared to $19.6 million for the quarter ended September 30, 2012, primarily reflecting salary and wage adjustments and increased health insurance and other benefit costs. The increase in compensation expenses was partially offset by an increase of $260,000 in capitalized loan origination costs which reflected an increase in loan originations. The cost of FDIC insurance decreased by $227,000 primarily as a result of a reduction in the premium assessment rate attributed to improvements in the asset quality and earnings performance of Banner Bank. All other expenses, net, decreased $711,000 largely as a result of decreased occupancy and marketing expenses. Other operating expenses as a percentage of average assets were 3.22% for the quarter ended September 30, 2013, compared to 3.13% for the same quarter one year earlier.

Other operating expenses for the nine months ended September 30, 2013 decreased $2.9 million, or 3%, to $104.0 million compared to $106.9 million for the nine months ended September 30, 2012. REO expenses decreased $4.3 million, or 132%, to a $1.0 million net gain for the nine months ended September 30, 2013, compared to net losses of $3.3 million for the prior year period, and included $490,000 of valuation adjustments and $2.5 million of net gains on the sale of properties. Compensation expense increased $4.7 million, or 8%, to $63.2 million for the nine months ended September 30, 2013 compared to $58.5 million for the nine months ended September 30, 2012, again reflecting salary and wage adjustments, increased mortgage banking activity in the first six months of the year and higher health insurance and benefit costs. Partially offsetting the increase in compensation, capitalized loan origination costs increased by $1.2 million compared to the same nine-month period a year earlier. Also contributing to the reduction in operating expenses was a $1.2 million, or 39%, decrease in deposit insurance to $1.8 million for the nine months ended September 30, 2013 compared to $3.0 million for the same period in the prior year and a $760,000 decrease in advertising and marketing expenses. Reflecting the significant growth in core deposits, expenses for payment and card processing increased by $1.0 million, or 15%, to $7.3 million for the nine months ended September 30, 2013, compared to $6.3 million for the same period in the prior year. Most other operating expenses were little changed from a year earlier.

Income Taxes. In the quarter ended September 30, 2013, we recognized $5.9 million in income tax expense for an effective tax rate of approximately 33.5%, which reflects our normal statutory tax rate reduced by the impact of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 36.5%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and Idaho income tax rates. For the nine months ended September 30, 2013, we recognized $16.8 million in income tax expense for an effective tax rate of 32.5%. From September 30, 2010 through the quarter ended March 31, 2012, we maintained a valuation allowance for our deferred tax assets (DTA). While the full valuation allowance remained in effect, we did not recognize any tax expense or benefit in our Consolidated Statements of Operations. During the second quarter of 2012, we determined that maintaining the full valuation allowance was no longer appropriate and subsequently reversed the valuation allowance. As a result, we recognized a significantly reduced provision for income taxes of $2.4 million for the quarter ended September 30, 2012 and a net benefit of $29.4 million for the nine months ended September 30, 2012. Reversing the valuation allowance significantly affected our net income in both periods. For more discussion on our deferred tax asset and related valuation allowance, please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. As a result, our non-performing assets declined substantially in 2012 and have decreased further in the first nine months of 2013.  All of our key credit quality metrics have improved compared to a year ago, including improvement during the third quarter of this year, and as a result our credit costs have been significantly reduced. In addition, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results. While our non-performing assets and credit costs have been materially reduced, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $30 million, or 0.70% of total assets, at September 30, 2013, from $50 million, or 1.18% of total assets, at December 31, 2012, and $59 million, or 1.38% of total assets, at September 30, 2012. Non-performing assets are comprised of non-performing loans which total $25 million and REO and other repossessed assets which total $5 million. The primary components of non-performing loans are $13 million in one- to four-family residential loans, $7 million in commercial and multifamily real estate loans, $1 million in commercial business loans, $2 million in construction, land and land development loans and $2 million in consumer loans. The primary components of REO are $3 million in residential construction, land or land development projects and $2 million in single-family homes.  Non-performing construction, land and land development loans and related REO totaled $5 million at September 30, 2013 and included approximately $863,000, or 18%, in the Puget Sound region, $2.9 million, or 62%, in the greater Portland market area, $433,000, or 9%, in the greater Boise market area, and $514,000, or 11%, in other areas of Washington, Oregon and Idaho.  We believe our level of non-performing loans and assets, which has declined substantially, is manageable and that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Loans are reported as TDRs when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any TDR becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the TDR would be reclassified as nonaccrual.  At September 30, 2013, we had $50 million of TDRs currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and TDRs at the dates indicated (dollars in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$4,762	$6,579	$5,574
Multifamily	333	—	—
Construction and land	1,660	3,673	7,450
One- to four-family	10,717	12,964	14,234
Commercial business	963	4,750	6,159
Agricultural business, including secured by farmland	—	—	645
Consumer	1,634	3,395	2,571
	20,069	31,361	36,633
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	—
Multifamily	1,701	—	—
Construction and land	242	—	—
One- to four-family	2,774	2,877	2,037
Commercial business	24	—	15
Agricultural business, including secured by farmland	—	—	—
Consumer	52	152	26
	4,793	3,029	2,078
Total non-performing loans	24,862	34,390	38,711
Securities on nonaccrual at fair value	—	—	—
REO and other repossessed assets held for sale, net (2)	4,937	15,853	20,356
Total non-performing assets	$29,799	$50,243	$59,067
Total non-performing loans to loans before allowance for loan losses	0.76%	1.06%	1.20%
Total non-performing loans to total assets	0.58%	0.81%	0.91%
Total non-performing assets to total assets	0.70%	1.18%	1.38%
TDRs (3)	$50,430	$57,462	$62,438
Loans 30-89 days past due and on accrual	$9,313	$11,685	$7,739

(1)
Includes $5.7 million of non-accrual TDRs. For the three months ended September 30, 2013, we had net recoveries of interest income related to non-accrual loans of $142,000 and for the nine months ended September 30, 2013, $758,000 in interest income would have been recorded had nonaccrual loans been current.

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

(3)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at September 30, 2013 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Secured by real estate:
Commercial	$4,713	$—	$49	$4,762
Multifamily	1,701	—	333	2,034
Construction and land
One- to four-family construction	198	349	363	910
Residential land acquisition & development	—	750	—	750
Residential land improved lots	—	—	—	—
Residential land unimproved	242	—	—	242
Commercial land improved	—	—	—	—
Commercial land unimproved	—	—	—	—
Total construction and land	440	1,099	363	1,902
One- to four-family	9,980	2,720	791	13,491
Commercial business	923	64	—	987
Agricultural business, including secured by farmland	—	—	—	—
Consumer	1,471	47	168	1,686
Total non-performing loans	19,228	3,930	1,704	24,862
REO and other repossessed assets held for sale, net	2,495	2,174	268	4,937
Total non-performing assets	$21,723	$6,104	$1,972	$29,799
Percent of non-performing assets	73%	20%	7%	100%

In addition to the non-performing loans as of September 30, 2013, we had other classified loans with an aggregate outstanding balance of $87 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the quarters ended September 30, 2013 and 2012, we recognized $191,000 and $1.3 million, respectively, of impairment charges related to these types of assets.  For the nine months ended September 30, 2013 and 2012, we recognized $490,000 and $4 million, respectively, of these impairment charges.

Within our non-performing loans, we have only two nonaccrual lending relationships with aggregate loan exposures in excess of $1.0 million that collectively comprise $3.1 million, or 12.8% of our total non-performing loans, as of September 30, 2013. The largest relationship consisted of a multifamily real estate loan that totaled $1.7 million at September 30, 2013 secured by an apartment building located in the Puget Sound region.  The second lending relationship consisted of a $1.4 million commercial real estate loan secured by a commercial building located in central Washington State. The remaining balance of our non-performing loans consists of 102 loans with borrowers located throughout our market areas.

At September 30, 2013, we had $4.8 million of REO, the most significant component of which is a subdivision in the greater Portland, Oregon area consisting of 11 residential buildable lots and 33.2 acres of undeveloped land with a book value of $1.6 million.  All other REO holdings have individual book values of less than $500,000.

The table below summarizes our REO by geographic location and property type (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$2,174	45.1%	Three single family residences 11 residential buildable lots 33.2 acres of undeveloped land 4 acres undeveloped buildable land	Greater Portland, Oregon area
1,101	22.8%	Three single family residences One residential lot Two parcels of undeveloped residential land Two acres of buildable residential land	Greater Seattle-Puget Sound area
268	5.6%	One residential lot One commercial office building	Greater Boise, Idaho area
1,275	26.5%	One single family residence under construction Five residential lots 13 acres of undeveloped land One parcel of bare land One single family residence	Other Washington locations
$4,818	100.0%

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the nine months ended September 30, 2013, our loan originations exceeded our loan repayments by $47 million and during the nine months ended September 30, 2012, our loan originations were less than loan repayments by $64 million. During those periods we purchased loans of $166,000 and $5 million, respectively.  During the nine months ended September 30, 2013 and 2012, we sold $370 million and $371 million, respectively, of loans.  Securities purchased during the nine months ended September 30, 2013 and 2012 totaled $234 million and $318 million, respectively, and securities repayments, maturities and sales were $82 million and $307 million, respectively.

Our primary financing activity is gathering deposits.  Deposits decreased by $23 million during the first nine months of 2013, including a $129 million decrease in certificates of deposits.  The decrease in deposits was driven by our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off. Certificates of deposits are generally more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2013, certificates of deposit amounted to $900 million, or 25% of our total deposits, including $667 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2013 and 2012, we used our sources of funds primarily to fund loan commitments, purchase securities, and pay maturing savings certificates and deposit withdrawals. At September 30, 2013, we had outstanding loan commitments totaling $1.149 billion, including undisbursed loans in process and unused credit lines totaling $1.119 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Seattle, which at September 30, 2013 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $733 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $27 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $20 million, or 0.5% of our assets at September 30, 2013.  In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $559 million as of September 30, 2013, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at September 30, 2013 or December 31, 2012.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At September 30, 2013, the Company (on an unconsolidated basis) had liquid assets of $40.4 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2013, total equity increased $23 million, or 5%, to $530 million.  Total equity at September 30, 2013 is entirely attributable to common stock.  At September 30, 2013, tangible common stockholders’ equity, which excludes other intangible assets, was $527 million, or 12.32% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common stockholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At September 30, 2013, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2012 Form 10-K for additional information regarding regulatory capital requirements for Banner and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2013, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Banner Corporation—consolidated
Total capital to risk-weighted assets	$621,581	17.41%	$285,573	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	576,565	16.15	142,787	4.00	n/a	n/a
Tier 1 leverage capital to average assets	576,565	13.63	169,237	4.00	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	549,662	16.22	271,154	8.00	$338,942	10.00%
Tier 1 capital to risk-weighted assets	506,907	14.96	135,577	4.00	203,365	6.00
Tier 1 leverage capital to average assets	506,907	12.70	159,711	4.00	199,639	5.00
Islanders Bank
Total capital to risk-weighted assets	34,293	18.85	14,552	8.00	18,190	10.00
Tier 1 capital to risk-weighted assets	32,012	17.60	7,276	4.00	10,914	6.00
Tier 1 leverage capital to average assets	32,012	13.36	9,588	4.00	1,185	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of September 30, 2013, our loans with interest rate floors totaled approximately $1.5 billion and had a weighted average floor rate of 4.94%. An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced. By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid. Further, non-interest-bearing deposits provide a meaningful portion of our funding. As a result, a prolonged period of very low interest rates will likely result in compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth as of September 30, 2013, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value
+400	$(1,664)	(1.0)%	$(185,930)	(27.7)%
+300	(1,573)	(1.0)	(146,786)	(21.8)
+200	(1,263)	(0.8)	(102,181)	(15.2)
+100	(1,407)	(0.9)	(51,870)	(7.7)
0	—	—	—	—
-25	169	0.1	5,049	0.8
-50	(898)	(0.6)	1,730	0.3

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2013 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2013, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $490 million, representing a one-year cumulative gap to total assets ratio of 11.45%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2013 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$187,912	$16,762	$14,789	$5,911	$1,362	$38	$226,774
Fixed-rate mortgage loans	113,109	86,858	220,121	147,991	156,938	56,856	781,873
Adjustable-rate mortgage loans	427,758	147,571	330,074	297,006	17,321	100	1,219,830
Fixed-rate mortgage-backed securities	36,518	35,532	141,346	79,773	24,716	23,562	341,447
Adjustable-rate mortgage-backed securities	2,904	462	—	—	—	—	3,366
Fixed-rate commercial/agricultural loans	46,816	36,491	88,345	41,519	13,430	333	226,934
Adjustable-rate commercial/agricultural loans	501,335	10,026	36,910	15,398	415	—	564,084
Consumer and other loans	162,043	13,588	46,523	24,036	15,649	1,138	262,977
Investment securities and interest-earning deposits	214,391	27,196	44,916	32,712	69,092	49,869	438,176
Total rate sensitive assets	1,692,786	374,486	923,024	644,346	298,923	131,896	4,065,461
Interest-bearing liabilities: (2)
Regular savings and interest checking accounts	185,864	174,484	407,128	407,128	—	—	1,174,604
Money market deposit accounts	204,414	122,648	81,765	—	—	—	408,827
Certificates of deposit	380,999	281,790	187,941	45,448	3,808	35	900,021
FHLB advances	20,205	—	—	—	—	—	20,205
Other borrowings	—	—	—	—	—	—	—
Junior subordinated debentures	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	82,909	—	—	—	—	—	82,909
Total rate sensitive liabilities	998,107	578,922	676,834	452,576	3,808	35	2,710,282
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$694,679	$(204,436)	$246,190	$191,770	$295,115	$131,861	$1,355,179
Cumulative excess (deficiency) of interest-sensitive assets	$694,679	$490,243	$736,433	$928,203	$1,223,318	$1,355,179	$1,355,179
Cumulative ratio of interest-earning assets to interest-bearing liabilities	169.60%	131.09%	132.67%	134.30%	145.14%	150.00%	150.00%
Interest sensitivity gap to total assets	16.22%	(4.77)%	5.75%	4.48%	6.89%	3.08%	31.64%
Ratio of cumulative gap to total assets	16.22%	11.45%	17.20%	21.67%	28.57%	31.64%	31.64%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(406) million, or (9.48)% of total assets at September 30, 2013.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2013, we did not sell any securities that were not registered under the Securities Act of 1933.

We did not have any repurchases of our common stock from July 1, 2013 through September 30, 2013 except for 10,758 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Stockholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 4, 2013	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 4, 2013	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)