Form 10-K
period 2013-12-31
BANNER CORP
filed 2014-03-04
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________to__________
 Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ____No X

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2013, was:
Common Stock – $645,302,700
 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
 The number of shares outstanding of the registrant’s classes of common stock as of February 28, 2014:
Common Stock, $.01 par value – 19,518,834 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 22, 2014 are incorporated by reference into Part III.

BANNER CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute an informal or formal enforcement action against us or any of the Banks which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, including this report on Form 10-K.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

PART 1

Item 1 – Business	General

Banner Corporation (the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2013, its 85 branch offices and eight loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).  As of December 31, 2013, we had total consolidated assets of $4.4 billion, net loans of $3.3 billion, total deposits of $3.6 billion and total stockholders’ equity of $539 million. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

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

Since becoming a public company in 1995, we have invested significantly in expanding our branch and distribution systems with a primary emphasis on strengthening our market presence in our five primary markets in the Northwest.  Those markets include the four largest metropolitan areas in the Northwest: the Puget Sound region of Washington and the greater Portland, Oregon, Boise, Idaho, and Spokane, Washington markets, as well as our historical base in the vibrant agricultural communities in the Columbia Basin region of Washington and Oregon.  Our aggressive franchise expansion during this period included the acquisition and consolidation of eight commercial banks, as well as the opening of 28 new branches and relocating 12 others.  Since changing our name in 2001, we also have invested heavily in advertising campaigns designed to significantly increase the brand awareness for Banner Bank as well as expanded product offerings.  These investments, which have been significant elements in our strategies to grow loans, deposits and customer relationships, have increased our presence within desirable marketplaces and allow us to better serve existing and future customers.  This emphasis on growth and development resulted in an elevated level of operating expenses during much of this period; however, we believe that the expanded branch network, a broader product line and heightened brand awareness have created a franchise that we believe is well positioned and is allowing us to successfully execute on our super community bank model.  That strategy is focused on delivering customers, including middle market and small businesses, business owners, their families and employees, a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal, responsiveness, and superior service level of a community bank.

Despite persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, Banner Corporation's successful execution of its strategic turnaround plan and operating initiatives, which resulted in our return to profitability in 2011, continued and strengthened in 2012 and 2013 and delivered noteworthy results as evidenced by our solid profitability for both years. Over this period we achieved substantial progress on our goals to achieve and maintain the Company's moderate risk profile as well as to develop and continue strong earnings momentum going forward. Highlights of this success have included substantial improvement in our asset quality, outstanding client acquisition results and account growth, significantly increased non-interest-bearing deposit balances and strong revenue generation from core operations. As a result, for the year ended December 31, 2013, we had net income available to common shareholders of $46.6 million, or $2.40 per diluted share, and for the year ended December 31, 2012, we had net income available to common shareholders of $64.9 million, or $3.16 per diluted share.

Our return to consistent profitability was punctuated in 2012 by management's decision to reverse the valuation allowance against our deferred tax assets. For the year ended December 31, 2012, the elimination of the deferred tax asset valuation allowance, combined with the Company's pre-tax income, resulted in a net tax benefit of $24.8 million which significantly added to our net income for the year. The decision to reverse the valuation allowance reflected our confidence in the sustainability of our future profitability. Further, as a result of our return to profitability, including the recovery of our deferred tax asset, our improved asset quality and operating trends, strong capital position and our expectation for sustainable profitability for the foreseeable future, we also significantly reduced the credit portion of the discount rate utilized to estimate the fair value of the junior subordinated debentures issued by the Company. As a result, the estimated fair value of our junior subordinated debentures increased by $23.1 million during the year, accounting for most of the $16.5 million net charge before taxes for fair value adjustments for the year ended December 31, 2012. Changes in these two significant accounting estimates, while substantial, represented non-cash valuation adjustments that had no effect on our liquidity or our ability to fund our operations.

Our return to consistent profitability was also highlighted in 2012 by the repurchase and redemption of our Class A Senior Preferred Stock and in 2013 by increases in our quarterly dividends to common shareholders. For the year ended December 31, 2013, dividends to common shareholders totaled $0.54 per share, including $0.12 per share for the first two quarters and $0.15 per share for the third and fourth quarters compared to $0.01 per share for each quarter in the year ended December 31, 2012.

Although economic conditions have improved from the depths of the recession resulting in a material decrease in credit costs in recent periods, the pace of recovery has been modest and uneven and ongoing stress in the economy, reflected in high unemployment, tepid consumer spending, modest loan demand and very low interest rates, will likely continue to create a challenging operating environment going forward. Nonetheless, over the past three years we have significantly improved our risk profile by aggressively managing and reducing our problem assets while meaningfully increasing core deposits and performing loans, which has resulted in lower credit costs and stronger revenues, and which we believe has positioned the Company well to meet this challenging environment.

As a result of substantial reserves already in place as well as declining net charge-offs, we did not record a provision for loan losses in year ended December 31, 2013. By contrast, we recorded a $13.0 million provision for the year ended December 31, 2012 and $35.0 million for the year ended December 31, 2011. The decrease in loan loss provisioning compared to the earlier years reflects our significant progress in reducing the levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  As a result of our focused efforts, non-performing loans decreased by 28% to $24.8 million at December 31, 2013, compared to $34.4 million a year earlier. The allowance for loan losses at December 31, 2013 was $75.0 million, representing 2.19% of total loans outstanding and 303% of non-performing loans. (See Note 6, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-K.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses decreased modestly to $166.7 million for the year ended December 31, 2013, compared to $167.6 million for the year earlier. During the same period, our interest rate spread decreased to 4.08% from 4.13%. These decreases in net interest income and net interest spread reflect declining yields on performing loans and securities, which were only partially offset by continuing reductions in deposit and other funding costs. Pressure on our net interest margin in the exceptionally low market interest rate environment that the Federal Reserve has maintained for an extended period following the recessionary period of 2008 and 2009 is a particularly challenging issue for banks, which appears likely to persist in the foreseeable future.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value, in certain periods by other-than-temporary impairment (OTTI) charges or recoveries and in the current period by a termination fee related to the cancellation of the proposed acquisition of Home Federal Bancorp, Inc. (See Note 22 of the Notes to the Consolidated Financial Statements.) For the year ended December 31, 2013, we recorded a net charge of $2.3 million for fair value adjustments, which was offset by $1.0 million in gains on the sale of securities, $409,000 in OTTI recoveries and the $3.0 million acquisition termination fee. In comparison, we recorded a net fair value loss of $16.5 million (primarily related to the estimated fair value of our junior subordinated debentures) and an OTTI loss of $409,000 for the year ended December 31, 2012, which were only minimally offset by $51,000 in gains on the sale of securities.

Our total other operating income, which includes the gain on sale of securities, OTTI losses and recoveries, changes in the value of financial instruments carried at fair value and, for 2013, the acquisition termination fee, was $43.3 million for the year ended December 31, 2013, compared to $26.9 million for the year ended December 31, 2012. As a result, our total revenues (net interest income before the provision for loan losses plus other operating income) for 2013 increased to $210.1 million, compared to $194.6 million for 2012. However, our total revenues, excluding the gain on sale of securities, OTTI and fair value adjustments and the acquisition termination fee, which we believe is more indicative of our core operations, were $208.0 million for the year ended December 31, 2013, compared to $ 211.4 million for the year ended December 31, 2012, as the modest decrease in net interest income and a more significant decline in mortgage banking revenues more than offset a meaningful increase in deposit fees and service charges.

Our other operating expenses decreased slightly to $141.0 million for the year ended December 31, 2013, compared to $141.5 million for the year ended December 31, 2012, largely as a result of decreased costs related to real estate owned and FDIC deposit insurance, which were partially offset by increased compensation and payment and card processing expenses.

Other operating income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on sale of securities and other one-time transactions are financial measures not made in conformity with U.S. generally acceptable accounting principles (GAAP).  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables that set forth reconciliations of non-GAAP financial measures located in Item 7, "Management's Discussions and Analysis of Financial Condition—Executive Overview."  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information about our financial performance, critical accounting policies and reconciliations of these non-GAAP financial measures.

Recent Developments and Significant Events

Proposed Acquisition of Six Sterling Savings Bank Branches

On February 19, 2014, the Company announced that Banner Bank had entered into an agreement for the acquisition of six branches in Oregon from Sterling Savings Bank. The purchase of the branches is subject to consummation of the previously announced merger between Sterling Financial Corporation, the parent of Sterling Savings Bank, and Umpqua Holdings Corporation, regulatory approval and the satisfaction of customary closing conditions and is expected to be completed in the second quarter of 2014.

Canceled Acquisition of Home Federal Bancorp, Inc.

On September 24, 2013, the Company and Home Federal Bancorp, Inc. (NASDAQ: HOME), announced the signing of a definitive Agreement and Plan of Merger (Agreement). The Agreement provided a thirty-day period during which the board of directors of Home Federal Bancorp, Inc. could evaluate purchase offers from other institutions. On October 16, 2013, Home Federal Bancorp, Inc.'s board declared that it had received a superior proposal from Cascade Bancorp. Under the terms of the Agreement, Banner's board of directors had the right but elected not to match Cascade's offer. Consequently, on October 23, 2013, Banner announced that the Agreement between it and Home Federal Bancorp, Inc. had been terminated. In connection with the termination of the Agreement, Home Federal Bancorp, Inc. paid a termination fee of $3.0 million to Banner.

Income Tax Reporting and Accounting:

Amended Federal Income Tax Returns:  The Company has years 2010 - 2012 open for tax examination under the statute of limitation provisions of the Internal Revenue Code of 1986 (Code). Tax years 2006 - 2009 are not open for assessment of additional tax, but remain open for adjustment to the amount of Net Operating Losses (NOLs), credit, and other carryforwards utilized in open years or to be utilized in the future. The Company filed amended federal income tax returns for tax years 2008 and 2009 to claim additional bad debt deductions, which resulted in additional NOLs for tax years 2008 and 2009. The Company also filed amended federal income tax returns for tax years 2005 - 2006 and a tentative refund claim for tax year 2007 to carryback the NOLs and general business credits from 2008 and 2009 to those earlier years. Review of the amended returns for all years was completed by the Internal Revenue Service (IRS) and the Company signed a closing agreement with the IRS related to refund claims of $9.8 million, primarily related to tax year 2006. As of December 31, 2013, the Company had recorded a tax receivable of $9.8 million with an offsetting adjustment to its deferred tax assets. Additionally, the Company recorded an estimated amount for interest on the tax receivable of $450,000 in 2013, which was recorded in miscellaneous income.

Deferred Tax Asset Valuation Allowance: The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho. Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of Banner’s deferred tax assets will not be realized. During 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a full valuation allowance against the net asset. While the full valuation allowance remained in effect, the Company did not recognize any tax expense or benefit in its Consolidated Statements of Operations. During 2012, management analyzed the Company’s performance and trends since December 31, 2010, focusing on trends in asset quality, loan loss provisioning, capital position, net interest margin, core operating income and net income and the likelihood of continued profitability. Based on this analysis, management determined that a full valuation allowance was no longer appropriate and reversed all of the valuation allowance during the year ending December 31, 2012. The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. See Note 13 of the Notes to the Consolidated Financial Statements for more information.

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

Restricted Stock Grants: Under the 2012 Restricted Stock Plan, which was approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the Plan have a minimum vesting period of three years. The Plan will continue in effect for a term of ten years, after which no further awards may be granted. Vesting requirements may include time-based conditions, performance-based conditions, or market-based conditions. The 2012 Restricted Stock Plan was amended on April 23, 2013 to provide for the ability to grant (1) cash-denominated incentive-based awards payable in cash or common stock, including those that are eligible to qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code and (2) restricted stock awards that qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code. As of December 31, 2013, the Company had granted 189,426 shares of restricted stock from the 2012 Restricted Stock Plan, of which 31,178 shares had vested and 158,248 shares remain unvested.

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

Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans. Prior to 2008, real estate lending activities were significantly focused on residential construction and land development and first mortgages on owner-occupied, one- to four-family residential properties; however, over the subsequent five years our origination of construction and land development loans declined materially and the proportion of the portfolio invested in these types of loans has declined substantially. Beginning in 2011 and continuing into 2012 and 2013, we experienced more demand for one- to four-family construction loans and outstanding balances have increased modestly. Our residential mortgage loan originations also decreased during the earlier years of this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases. Refinancing activity was particularly significant during 2012 and the first half of 2013, resulting in a meaningful increase in residential mortgage originations compared to earlier years; however, refinancing declined in the last two quarters of 2013 as a result of the increase in long-term mortgage interest rates. Despite the recent increase in these loan originations, our outstanding balances for residential mortgages have continued to decline, as most of the new originations have been sold in the secondary market while existing residential loans have been repaying at an accelerated pace. Our real estate lending activities also include the origination of multifamily and commercial real estate loans. While reduced from periods prior to the economic slowdown, our level of activity and investment in these types of loans has been slowly increasing in recent periods. Our commercial business lending is directed toward meeting the credit and related deposit needs of various small to medium-sized business and agribusiness borrowers operating in our primary market areas. Reflecting the slowly recovering economy, in recent periods demand for these types of commercial business loans has slowly increased and total outstanding balances have modestly increased. Our consumer lending activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt. At December 31, 2013, our net loan portfolio totaled $3.343 billion compared to $3.158 billion at December 31, 2012.

For additional information concerning our loan portfolio, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2013 and 2012—Loans and Lending” including Tables 7 and 8, which sets forth the composition and geographic concentration of our loan portfolio, and Tables 9 and 10, which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the Northwest communities where we have offices.  While we offer a wide range of products, we have not engaged in any sub-prime lending programs, which we define as loans to borrowers with poor credit histories or undocumented repayment capabilities and with excessive reliance on the collateral as the source of repayment.  However, in recent years we have experienced a modest increase in delinquencies on our residential loans as a result of a decline in home prices compared to earlier periods and despite more recent improvement in housing markets.  At December 31, 2013, $529 million, or 16% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

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

Our residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and the Federal National Mortgage Association (Fannie Mae or FNMA).  Government insured loans are underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA).  In the loan approval process, we assess the borrower’s ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower.  For ARM loans, our standard practice provides for underwriting based upon fully indexed interest rates and payments.  Generally, we will lend up to 97% of the lesser of the appraised value or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on certain government insured programs.  We require private mortgage insurance on conventional residential loans with a loan-to-value ratio at origination exceeding 80%. For the past five years, particularly in 2009 and 2010, a number of exceptions to these general underwriting guidelines were granted in connection with the sale or refinance of properties, particularly new construction, for which we were already providing financing.  These exceptions most commonly relate to loan-to-value and mortgage insurance requirements and not to credit underwriting or loan documentation standards.  Such exceptions, while infrequent in recent periods, will likely continue in the near term to facilitate troubled loan resolution and may result in loans having performance characteristics different from the rest of our one- to four-family loan portfolio.

Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis. In recent years, we have generally sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market.

Construction and Land Lending:  Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers; however, as housing markets weakened the amount of this investment was substantially reduced from 2009 through 2011. More recently, in response to improvement in certain sub-markets, our construction and development lending increased in 2012 and 2013 and made a meaningful contribution to increased revenues and profitability in those years.  To a lesser extent, we also originate construction loans for commercial and multifamily real estate.  Although well diversified with respect to sub-markets, price ranges and borrowers, our construction and land loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area. At December 31, 2013, construction and land loans totaled $351 million, or 10% of total loans of the Company, consisting of $201 million of one- to four-family construction loans, $76 million of residential land or land development loans, $64 million of commercial and multifamily real estate construction loans and $10 million of commercial land or land development loans.

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

Historically, we have also made land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land, although over the past five years we have only originated a limited amount of this type of loan.  In making land loans, we follow underwriting policies and disbursement and monitoring procedures similar to those for construction loans.  The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released from the lien of the mortgage.

We regularly monitor the construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change.  Housing markets in most areas of the Pacific Northwest significantly deteriorated beginning in 2008 and our origination of new construction loans declined sharply as a result; however, our level of construction lending has increased in the past three years as many sub-markets have improved.  We believe that the underwriting policies and internal monitoring systems we have in place have helped to mitigate some of the risks inherent in construction and land lending; however, weak housing market conditions nonetheless resulted in material delinquencies and charge-offs in our construction and land loan portfolios prior to

2012.  Reducing the amount of non-performing construction and land development loans and related real estate acquired through foreclosure was one of the most critical issues that we needed to resolve to return to acceptable levels of profitability and we have made substantial progress during the past four years in this regard, as reflected in the decline in non-performing construction and land loans to 5% of non-performing loans at December 31, 2013 from 50% of non-performing loans at December 31, 2010.  (See “Asset Quality” below and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality.”)

Commercial and Multifamily Real Estate Lending:  We originate loans secured by multifamily and commercial real estate including, as noted above, loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor properties.  At December 31, 2013, our loan portfolio included $137 million in multifamily and $1.195 billion in commercial real estate loans, including $503 million in owner-occupied commercial real estate loans and $692 million in non-owner-occupied commercial real estate loans, which in aggregate comprised 35% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, potentially riskier than one- to four-family residential mortgage loans.  Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrowers’ willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Most of our multifamily and commercial real estate loans are linked to various Federal Home Loan Bank (FHLB) advance rates, certain prime rates or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2013, the average size of our commercial real estate loans was $676,000 and the largest commercial real estate loan in our portfolio was approximately $17 million.

Commercial Business Lending:  We are active in small- to medium-sized business lending and are engaged to a lesser extent in agricultural lending primarily by providing crop production loans.  Our commercial bankers are focused on local markets and devote a great deal of effort to developing customer relationships and providing these types of borrowers with a full array of products and services delivered in a thorough and responsive manner.  While also strengthening our commitment to small business lending, in recent years we have added experienced officers and staff focused on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. In addition to providing earning assets, this type of lending has helped us increase our deposit base. In recent years, our commercial business lending has also included participation in certain national syndicated loans, including shared national credits. Expanding commercial lending and related commercial banking services is currently an area of significant focus, including recent additions to staffing in the areas of business development, credit administration, Small Business Administration (SBA) lending, and loan and deposit operations.

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

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to various prime rate or LIBOR indices.  At December 31, 2013, commercial business loans totaled $682 million, or 20% of our total loans, including $121 million of shared national credits.

Agricultural Lending:  Agriculture is a major industry in many parts of our service areas.  While agricultural loans are not a large part of our portfolio, we intend to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2013, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $228 million, or 7% of our loan portfolio.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, boat and recreational vehicle loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received consistent emphasis in recent years.  Part of this emphasis includes a Banner Bank-funded credit card program.  Similar to other consumer loan programs, we focus this credit card program on our existing customer base to add to the depth of our customer relationships.  In addition to earning balances, credit card accounts produce non-interest revenues through interchange fees and other activity-based revenues. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2013, we had $295 million, or 9% of our loans receivable, in consumer related loans, including $173 million, or 5% of our loans receivable, in consumer loans secured by one- to four-family residences.

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

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  For the years ended December 31, 2013, 2012 and 2011, we originated loans, net of repayments, including our participation in syndicated loans, of $579 million, $448 million, and $247 million, respectively. The increase in net originations for 2013 and 2012 reflects a significant increase in production of one- to four-family residential loans, as well as increased new commercial business and agricultural business loans and commercial real estate loans.

We sell many of our newly originated one- to four-family residential mortgage loans to secondary market purchasers as part of our interest rate risk management strategy.  Originations of one- to four-family residential loans for sale decreased to $430 million for the year ended December 31, 2013 from $504 million during 2012, reflecting reduced refinancing activity. Proceeds from sales of loans for the years ended December 31, 2013, 2012 and 2011, totaled $445 million, $505 million, and $282 million, respectively.  Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  We sell loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse. The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  See “Loan Servicing.”  At December 31, 2013, we had $3 million in loans held for sale.

We periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities.  Any such purchases are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.  During the years ended December 31, 2013, 2012 and 2011, we purchased $49 million, $18 million and $28 million, respectively, of loans and loan participation interests.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2013, we were servicing $1.216 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.  At December 31, 2013, we held $5.7 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2013 was composed of $757 million of Freddie Mac residential mortgage loans, $342 million of Fannie Mae residential mortgage loans and $117 million of both residential and non-residential mortgage loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon and Idaho. For the year ended December 31, 2013, we recognized $1.8 million in income from loan servicing in our results of operations, which was net of $2.4 million of servicing rights amortization and included a $1.3 million reversal of a valuation adjustment to mortgage servicing rights.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  For the years ended December 31, 2013, 2012 and 2011, we capitalized $2.9 million, $3.7 million, and $1.9 million, respectively, of MSRs relating to loans sold with servicing retained.  No MSRs were purchased in those periods.  Amortization of MSRs for the years ended December 31, 2013, 2012 and 2011, was $2.4 million, $2.6 million, and $1.8 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  During 2013, we recorded $1.3 million in income from the reversal of a valuation allowance that had previously been recognized against our MSRs.  At December 31, 2013, our MSRs were carried at a value of $8.1 million, net of amortization.

Asset Quality

Classified Assets: State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.  For additional information regarding asset quality and non-performing loans, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2013 and 2012—Asset Quality,” and Tables 15, 16 and 17 contained therein.

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with GAAP guidelines.  We increase our allowance for loan losses by charging provisions for possible loan losses against our income.  The allowance for losses on loans is maintained at a level which, in management’s judgment, is sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  At December 31, 2013, we had an allowance for loan losses of $75 million, which represented 2.19% of loans and 303% of non-performing loans compared to 2.39% and 225%, respectively, at December 31, 2012.  For additional information concerning our allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012—Provision and Allowance for Loan Losses,” and Tables 21 and 22 contained therein.

Real Estate Owned:  Real estate owned (REO) is property acquired by foreclosure or receiving a deed in lieu of foreclosure, and is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the carrying amount of the defaulted loan.  Development and improvement costs relating to the property are capitalized to the extent they add value to the property.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are credited or charged to operations in the period in which they are realized.  The amounts we will ultimately recover from REO may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in our strategies for recovering the investment.  If the book value of the REO is determined to be in excess of the fair market value, a valuation allowance is recognized against earnings.  At December 31, 2013, we had REO of $4 million, compared to $16 million at December 31, 2012.  Valuation allowances recognized during 2013 were $785,000 and for 2012 and 2011 were $5.2 million and $15.1 million, respectively.  For additional information on REO, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2013 and 2012—Asset Quality” and Table 18 contained therein and Note 7 of the Notes to the Consolidated Financial Statements.

Investment Activities

Investment Securities

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

At December 31, 2013, our consolidated investment portfolio totaled $635 million and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and asset-backed securities.  From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in loan originations, deposits and other activities.  During the year ended December 31, 2013, holdings of mortgage-backed securities increased $45 million to $351 million, while Treasury and agency obligations decreased $37 million to $61 million, corporate securities including equities decreased $5 million to $44 million, municipal bonds increased $19 million to $154 million, and investments in asset-backed securities decreased $18 million to $25 million.

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2013 and 2012—Investments,” and Tables 1 to 6 contained therein.

Derivatives
Off-Balance-Sheet Derivatives: The Company, through its Banner Bank subsidiary, is party to various derivative instruments that are used for asset and liability management and customer financing needs. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index, or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract. We obtain dealer quotations to value our derivative contracts.
Our predominant derivative and hedging activities involve interest rate swaps related to certain term loans and forward sales contracts associated with mortgage banking activities. Generally, these instruments help us manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as market-driven interest rates and prices or other economic factors.
Derivatives Designated in Hedge Relationships
Our fixed rate loans result in exposure to losses in value or net interest income as interest rates change. The risk management objective for hedging fixed rate loans is to effectively convert the fixed rate received to a floating rate. We have hedged our exposure to changes in the fair value of certain fixed rate loans through the use of interest rate swaps. For a qualifying fair value hedge, changes in the value of the derivatives are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.
In a program brought to Banner Bank through its merger with F&M Bank in 2007, customers received fixed interest rate commercial loans and F&M Bank subsequently hedged those fixed rate loans by entering into interest rate swaps with a dealer counterparty. We receive fixed rate payments from the customers on the loans and make similar fixed rate payments to the dealer counterparty on the swaps in exchange for variable rate payments based on the one-month LIBOR index. These interest rate swaps are designated as fair value hedges. Through application of the “short cut method of accounting,” there is an assumption that the hedges are effective. We discontinued originating interest rate swaps under this program in 2008.
Derivatives Not Designated in Hedge Relationships
Interest Rate Swaps. Banner Bank has been using an interest rate swap program for commercial loan customers, termed the Back-to-Back Program, since 2010. In the Back-to-Back Program, we provide the client with a variable rate loan and enter into an interest rate swap in which the client receives a variable rate payment in exchange for a fixed rate payment. We offset its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. There are also a few interest rate swaps from prior to 2009 that were not designated in hedge relationships that are included in these totals. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.
Mortgage Banking. In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, we have exposure to movements in interest rates associated with written rate lock commitments with potential borrowers to originate loans that are intended to be sold and for closed loans that are awaiting sale and delivery into the secondary market.
Written loan commitments that relate to the origination of mortgage loans that will be held for resale are considered free-standing derivatives and do not qualify for hedge accounting. Written loan commitments generally have a term of up to 60 days before the closing of the loan. The loan commitment does not bind the potential borrower to enter into the loan, nor does it guarantee that we will approve the potential borrower for the loan. Therefore, when determining fair value, we make estimates of expected “fallout” (loan commitments not expected to close), using models which consider cumulative historical fallout rates, current market interest rates and other factors.
Written loan commitments in which the borrower has locked in an interest rate results in market risk to us to the extent market interest rates change from the rate quoted to the borrower. We economically hedge the risk of changing interest rates associated with our interest rate lock commitments by entering into forward sales contracts.
Mortgage loans which are held for sale are subject to changes in fair value due to fluctuations in interest rates from the loan's closing date through the date of sale of the loans into the secondary market. Typically, the fair value of these loans declines when interest rates increase and rises when interest rates decrease. To mitigate this risk, we enter into forward sales contracts on a significant portion of these loans to provide an economic hedge against those changes in fair value. Mortgage loans held for sale and the forward sales contracts are recorded at fair value with ineffective changes in value recorded in current earnings as loan sales income.
We are exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and we do not expect the counterparties to fail their obligations.
In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle its obligations. Similarly, we could be required to settle our obligations under certain of these agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If we had breached any of these provisions at December 31, 2013 or 2012, we could have been required to settle our obligations under the agreements at the termination value. As of December 31, 2013 and 2012, the termination value of derivatives in a net liability position related to these agreements was $2.7 million and $8.4 million, respectively. We generally post collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $8.9 million and $12.5 million as of December 31, 2013 and 2012, respectively.
Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow us to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

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

We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and non-bank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our branch expansion, relocations and renovation and advertising and marketing campaigns has been directed toward attracting additional deposit customer relationships and balances.  In addition, our electronic banking activities including debit card and automated teller machine (ATM) programs, on-line Internet banking services and, most recently, customer remote deposit and mobile banking capabilities are all directed at providing products and services that enhance customer relationships and result in growing deposit balances.  Growing core deposits (transaction and savings accounts) is a fundamental element of our business strategy. Core deposits increased to 76% of total deposits at December 31, 2013 compared to 71% a year earlier and 64% two years ago.

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, interest-bearing checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns.  At December 31, 2013, we had $3.618 billion of deposits, including $2.745 billion of transaction and savings accounts and $873 million in time deposits.  For additional information concerning our deposit accounts, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2013 and 2012—Deposit Accounts.”  See also Table 11 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 12, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2013.  In addition, see Note 9 of the Notes to the Consolidated Financial Statements.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB-Seattle serves as our primary borrowing source, although in recent years we have significantly reduced our use of FHLB advances.  The FHLB-Seattle provides credit for member financial institutions such as Banner Bank and Islanders Bank.  As members, the Banks are required to own capital stock in the FHLB-Seattle and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities provided certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements.  At December 31, 2013, we had $27 million of borrowings from the FHLB-Seattle.  At that date, Banner Bank had been authorized by the FHLB-Seattle to borrow up to $767 million under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $26 million under a similar agreement.  The Federal Reserve Bank also serves as an important source of borrowing capacity.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle.  At December 31, 2013, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $564 million from the Federal Reserve Bank, although at that date we had no funds borrowed under this arrangement.  Although eligible to participate, Islanders Bank has not applied for approval to borrow from the Federal Reserve Bank.  For additional information concerning our borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2013 and 2012—Borrowings,” Table 14 contained therein, and Notes 10 and 11 of the Notes to the Consolidated Financial Statements.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with cash management services provided to our larger deposit customers.  At December 31, 2013, we had issued retail repurchase agreements totaling $83 million, which were secured by a pledge of certain U.S. Government and agency notes and mortgage-backed securities with a market value of $100 million. We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers; however, during the three years ended December 31, 2013, we did not have any wholesale repurchase borrowings.

We have also issued $120 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS).  The TPS were issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and were sold in private offerings to pooled investment vehicles.  The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition. All of the debentures issued to the Trusts, measured at their fair value, less the common stock of the Trusts, qualified as Tier I capital as of December 31, 2013, under guidance issued by the Board of Governors of the Federal Reserve System. We invested substantially all of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank.  For additional information about deposits and other sources of funds, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Notes 9, 10, 11 and 12 of the Notes to the Consolidated Financial Statements.

Personnel

As of December 31, 2013, we had 1,029 full-time and 102 part-time employees.  Banner Corporation has no employees except for those who are also employees of Banner Bank, its subsidiaries, and Islanders Bank.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

State Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the current rate of 1.50% of gross receipts.  On April 12, 2010, the Washington State Legislature temporarily increased the rate to 1.80% for the period May 1, 2010 through June 30, 2013. Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to this tax.  Our B&O tax expense was $1.9 million, $2.3 million, and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax.  Our operations in those states resulted in corporate income taxes paid of approximately $761,000, $540,000, and $30,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  As our operations in these states increase, the state income tax provision will have an increasing effect on our effective tax rate and results of operations.

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

Deposit Insurance: The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts of the Banks up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Banner Bank's and Islanders Bank's deposit insurance premiums expense for the year ended December 31, 2013, were $2.2 million and $151,000, respectively.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires the FDIC's deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the reserve ratio for the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
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

At December 31, 2013, both Banner Bank and Islanders Bank were categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information, see Note 18 of the Notes to Consolidated Financial Statements.

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

Capital Requirements: Federally insured financial institutions, such as Banner Bank and Islanders Bank, are required to maintain a minimum level of regulatory capital.  On July 2, 2013, the Federal Reserve approved a final rule (“Final Rule”) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. On July 9, 2013, the Final Rule was approved as an interim final rule by the FDIC. The Final Rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act, which is discussed below in the section entitled “New Capital Rules.” The following is a discussion of the capital requirements the Banks were subject to as of December 31, 2013.

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

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios.  The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 3% to 4% of total assets.  At December 31, 2013, Banner Bank and Islanders Bank had Tier 1 leverage capital ratios of 12.65% and 13.60%, respectively.  The FDIC retains the right to require an institution to maintain a higher capital level based on an institution's particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.  At December 31, 2013, Banner Bank and Islanders Bank had Tier 1 risk-based capital ratios of 14.49% and 17.48%, respectively, and total risk-based capital ratios of 15.75% and 18.73%, respectively.

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

New Capital Rules. The Final Rules approved by the Federal Reserve and subsequently approved as an interim final rule by the FDIC substantially amend the regulatory risk-based capital rules applicable to Banner Corporation and the Banks.

Effective in 2015 (with some changes generally transitioned into full effectiveness over two to four years), the Banks will be subject to new capital requirements adopted by the FDIC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the leverage and Tier 1 capital ratios, change the risk-weights of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Banks to pay dividends, repurchase shares or pay discretionary bonuses.

When these new requirements become effective in 2015, the Banks’ leverage ratio of 4% of adjusted total assets and total capital ratio of 8% of risk-weighted assets will remain the same; however, the Tier 1 capital ratio requirement will increase from 4.0% to 6.5% of risk-weighted assets.

In addition, the Banks will have to meet the new CET1 capital ratio of 4.5% of risk-weighted assets, with CET1 consisting of qualifying Tier 1 capital less all capital components that are not considered common equity.

For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. The Banks do not have any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available-for-sale debt and equity securities, subject to a two-year transition period. Because of their asset size, the Banks have the one-time option of deciding in the first quarter of 2015 whether to permanently opt out of the inclusion of accumulated other comprehensive income in their capital calculations. The Banks are considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisitions, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

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

The guidance provides that the strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2013, Banner Bank's and Islanders Bank's aggregate loans for construction, land development and land loans were 114% and 48% of total capital, respectively.  In addition, at December 31, 2013, Banner Bank's and Islanders Bank's loans on commercial real estate were 265% and 192% of total capital, respectively.

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

Federal Reserve System:  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.  At December 31, 2013, the Banks' deposits with the Federal Reserve Bank and vault cash exceeded their reserve requirements.

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

Other Consumer Protection Laws and Regulations:  The Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Banks are subject to consumer protection regulations issued by the CFPB, but as financial institutions with assets of less than $10 billion, the Banks are generally subject to supervision and enforcement by the FDIC and the Washington Department of Financial Institutions (DFI) with respect to our compliance with consumer financial protection laws and CFPB regulations.

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

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that Banner Corporation and the Banks will become subject to and that are discussed above under the section entitled “Banner Bank and Islanders Bank—Capital Requirements—New Capital Rules.”

In addition, among other changes, the Dodd-Frank Act requires public companies, like Banner Corporation, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Banks, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.  The guidelines require that a company's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.  As of December 31, 2013, Banner Corporation's total risk-based capital was 16.99% of risk-weighted assets and its Tier 1 (core) capital was 15.73% of risk-weighted assets.  In July 2013, the Federal Reserve and the FDIC approved a new rule that will substantially amend the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. For a discussion of the new capital rules, see the section above entitled “Banner Bank and Islanders Bank—Capital Requirements—New Capital Rules.”

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2013, the only Banner Corporation shares we repurchased were 12,185 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2013:

Name	Age	Position with Banner Corporation	Position with Banner Bank
Mark J. Grescovich	49	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director
Lloyd W. Baker	65	Executive Vice President, Chief Financial Officer	Executive Vice President, Chief Financial Officer
Cynthia D. Purcell	56		Executive Vice President, Retail Banking and Administration
Richard B. Barton	70		Executive Vice President, Chief Lending Officer
Steven W. Rust	66		Executive Vice President, Chief Information Officer
Douglas M. Bennett	61		Executive Vice President, Real Estate Lending Operations
Tyrone J. Bliss	56		Executive Vice President, Risk Management and Compliance Officer
Gary W. Wagers	53		Executive Vice President, Retail Products and Services
James T. Reed, Jr.	51		Senior Vice President, Commercial Banking
M. Kirk Quillin	51		Senior Vice President, Commercial Banking

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

Lloyd W. Baker joined First Savings Bank of Washington (now Banner Bank) in 1995 as Asset/Liability Manager, has been a member of the executive management committee since 1998 and has served as the Chief Financial Officer of Banner Corporation and Banner Bank since 2000.  His banking career began in 1973.

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

Steven W. Rust joined Banner Bank in October 2005.  Mr. Rust has over 35 years of relevant industry experience prior to joining Banner Bank and was founder and President of InfoSoft Technology, through which he worked for nine years as a technology consultant and interim Chief

Information Officer for banks and insurance companies.  He worked 19 years with US Bank/West One Bancorp as Senior Vice President & Manager of Information Systems.

Douglas M. Bennett, who joined First Federal Savings and Loan (now Banner Bank) in 1974, has over 37 years of experience in real estate lending.  He has served as a member of Banner Bank’s executive management committee since 2004.

Tyrone J. Bliss joined Banner Bank in 2002.  Mr. Bliss is a Certified Regulatory Compliance Manager with more than 35 years of commercial banking experience.  Prior to joining Banner Bank, his career included senior risk management and compliance positions with Bank of America’s Consumer Finance Group, Barnett Banks, Inc., and Florida-based community banks.

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

Risks Factors Related to Our Business

Our business may be adversely affected by downturns in the national economy and the regional economies on which we depend.

Our operations are significantly affected by national and regional economic conditions.  Weakness in the national economy or the economies of the markets in which we operate could have a material adverse effect on our financial condition, results of operations and prospects.  Most of our loans are to businesses and individuals in the states of Washington, Oregon and Idaho.  All of our branches and most of our deposit customers are also located in these three states.  Beginning in 2008, Washington, Oregon and Idaho experienced significant home price declines, increased foreclosures and high unemployment rates, and each state continues to face fiscal challenges, which may have adverse long term effects on economic conditions in those states.  While those negative trends have slowed and we have seen improvement in our Northwest markets, new economic challenges in any of our markets could have a material adverse effect on our financial condition and results of operations. As a result of the high concentration of our customer base in the Puget Sound area of Washington State, the deterioration of businesses in the Puget Sound area, or one or more businesses with a large employee base in that area, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.  In addition, weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade.

A deterioration in economic conditions or a prolonged delay in economic recovery in the market areas we serve, in particular the Puget Sound area of Washington State, the Portland, Oregon metropolitan area, Spokane, Washington, Boise, Idaho and the agricultural regions of the Columbia Basin, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or non-interest-bearing deposits may decrease.

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

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further, declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.
Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate or more rapidly curtails purchases of mortgage-backed securities, market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

We originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, agricultural mortgage loans and agricultural loans, and consumer loans, primarily within our market areas.  We had $2.89 billion outstanding in these types of higher risk loans at December 31, 2013 compared to $2.65 billion at December 31, 2012.  These loans typically present different risks to us for a number of reasons, including those discussed below:

•
Construction and Land Loans. At December 31, 2013, construction and land loans were $351 million or 10% of our total loan portfolio.  This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  While our origination of these types of loans has decreased significantly from earlier periods, as a result of the recent improvement in real estate values in certain of our market areas, this category of lending increased by $35 million or 11% in 2013. At December 31, 2013, construction and land loans that were non-performing were $1 million, or 5% of our total non-performing loans.

•
Commercial and Multifamily Real Estate Loans. At December 31, 2013, commercial and multifamily real estate loans were $1.332 billion, or 39% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. This risk was exacerbated in the recent recession and could remain an elevated risk in the current slow recovery economic environment. At December 31, 2013, commercial and multifamily real estate loans that were non-performing were $6 million, or 25% of our total non-performing loans.

•
Commercial Business Loans.  At December 31, 2013, commercial business loans were $682 million, or 20% of our total loan portfolio. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2013, commercial business loans that were non-performing were $723,000, or 3% of our total non-performing loans.

•
Agricultural Loans.  At December 31, 2013, agricultural loans were $228 million, or 7% of our total loan portfolio.  Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers.  These factors include weather, commodity prices, and interest rates among others.  Collateral securing these loans may be difficult to evaluate, manage or liquidate and may not provide an adequate source of repayment.  At December 31, 2013, there were $105,000 of agricultural loans that were non-performing.

•
Consumer Loans.  At December 31, 2013, consumer loans were $295 million, or 9% of our total loan portfolio.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  At December 31, 2013, consumer loans that were non-performing were $1 million, or 5% of our total non-performing loans.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.  In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as REO and at certain other times during the assets holding period.  Our net book value (NBV) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value).  A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, or if property values decline, the fair value of the investments in real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional write-downs.  Significant write-downs to our investments in real estate could have a material adverse effect on our financial condition, liquidity and results of operations.

In addition, bank regulators periodically review our REO and may require us to recognize further write-downs.  Any increase in our write-downs, as required by the bank regulators, may have a material adverse effect on our financial condition, liquidity and results of operations.

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 68% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2013, and approximately $1.6 billion, or 68%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.   At December 31, 2013, the weighted average floor interest rate of these loans was 4.85%.  At that date, approximately $1.4 billion, or 87%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing and the Board of Governors of the Federal Reserve System has indicated it intends to maintain, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may continue to decrease, which may have an adverse affect on our profitability.  Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and shareholders' equity could decrease.

At December 31, 2013, the Company had recorded $35.4 million in FHLB stock, compared to $36.7 million at December 31, 2012. The Banks' investments in FHLB stock are generally viewed as a long-term investment and are carried at par value ($100 per share), which reasonably approximates its fair value. It does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.

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

Dividends on, or repurchases of, the FHLB of Seattle stock continue to require consent of the FHFA. The FHFA subsequently approved the repurchase of portions of FHLB of Seattle stock, and as of December 31, 2013, the FHLB had repurchased $1.315 million of the Banks' stock. During the years ended December 31, 2012 and 2011, the Banks did not receive any dividend income on FHLB stock. The FHLB announced in July 2013 that, based on its second quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend. For the year ended December 31, 2013, the Banks received $18,000 in dividends on FHLB stock. Based on the above, the Company has determined there is not any impairment on the FHLB stock investment as of December 31, 2013. Deterioration in the FHLB’s financial position may, however, result in future impairment in the value of those securities. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Banks' investments.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations, increase our costs of operations and decrease our efficiency.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws and regulations of the CFPB by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Company does not currently have assets in excess of $10 billion, but it may at some point in the future.

In 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which (including the qualified mortgage rule) became effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for savings and loan holding companies and bank holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the Volcker Rule). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission (“SEC”) and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies. We are analyzing the impact of the Volcker Rule on our investment portfolio and possible changes to our investment strategies, which could negatively affect our earnings.
The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

Any other additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could likewise make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Banner Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, Banner Bank’s ability to pay dividends will be limited if does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Regulation and Supervision—Federal Banking Regulation—New Capital Rule.”

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. Recently several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business and the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels.  An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington, Oregon or Idaho markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and the continued uncertainty in credit markets.  In particular, our liquidity position could be significantly constrained if we are unable to access funds from the Federal Home Loan Bank of Seattle, the Federal Reserve Bank of San Francisco (FRBSF) or other wholesale funding sources or if adequate financing is not available at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs.  In this case, our results of operations and financial condition would be negatively affected. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. In addition, changes in recent years in the collateralization requirements and other provisions of the Washington and Oregon public funds deposit programs have changed the economic benefit associated with accepting public funds deposits.

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters and there can be no assurance that anyone in particular, including us, will prevail in any proceeding or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

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

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our Internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our Internet banking services that involve the transmission of confidential information. We rely on standard Internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability and significant damage to our reputation and our business.

Our security measures may not protect us from systems failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2013, we have 88 branch offices located in Washington, Oregon and Idaho.  Eighty-five branches are Banner Bank branches and three of those 88 are Islanders Bank branches.  Sixty-four branches are located in Washington, fifteen in Oregon and nine in Idaho.  Of those offices, approximately half are owned and the other half are leased facilities.  We also have eight leased locations for loan production offices spread throughout the same three-state area.  The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from one to 25 years.  Administrative support offices are primarily in Washington, where we have eight facilities, of which we own four and lease four.  Additionally, we have one leased administrative support office in Idaho and own one located in Oregon.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2013 totaled 1,627 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.  The following tables show the reported high and low sale prices of our common stock for the periods presented as well as the cash dividends declared per share of common stock for each of those periods.

Year Ended December 31, 2013	High	Low	Cash Dividend Declared
First quarter	$32.03	$29.14	$0.12
Second quarter	34.30	29.33	0.12
Third quarter	38.44	33.78	0.15
Fourth quarter	45.15	35.62	0.15
Year Ended December 31, 2012	High	Low	Cash Dividend Declared
First quarter	$22.97	$17.13	$0.01
Second quarter	22.80	18.05	0.01
Third quarter	27.41	20.04	0.01
Fourth quarter	31.32	26.49	0.01

The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors and is subject to the discretion of our board of directors.  After consideration of these factors, beginning in the third quarter of 2008, we reduced our dividend payout to preserve our capital and further reduced our dividend in the first quarter of 2009.  Our aggregate dividend payments were also reduced by our one-for-seven reverse stock split effective June 1, 2011.  As a result of improved earnings, levels of capital, asset quality and financial condition, beginning in the first quarter of 2013 we increased the dividend and further increased it in the third quarter of 2013. There can be no assurance that we will pay dividends on our common stock in the future.

Our ability to pay dividends on our common stock depends primarily on dividends we receive from Banner Bank and Islanders Bank.  Under federal regulations, the dollar amount of dividends the Banks may pay depends upon their capital position and recent net income.  Generally, if a bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations.  In addition, an institution that has converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion.  Banner Bank, our primary subsidiary, converted to a stock form of ownership and is therefore subject to the limitation described in the preceding sentence. In addition, under Washington law, no bank may declare or pay any dividend in an amount greater than its retained earnings without the prior approval of the Washington DFI.  The Washington DFI also has the power to require any bank to suspend the payment of any and all dividends.

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

Payments of the distributions on our trust preferred securities (TPS) from the special purpose subsidiary trusts we sponsored are fully and unconditionally guaranteed by us. The junior subordinated debentures that we have issued to our subsidiary trusts are ranked senior to our shares of common stock. We must make required payments on the junior subordinated debentures before any dividends can be paid on our TPS and our common stock and, in the event of our bankruptcy, dissolution or liquidation, the interest and principal obligations under the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We may defer the payment of interest on each of the junior subordinated debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding TPSs will also be deferred and we may not pay cash dividends to the holders of shares of our common stock. At December 31, 2013, we are current on all interest payments.

Issuer Purchases of Equity Securities

During the year ended December 31, 2013, the only Banner Corporation shares we repurchased were 12,185 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

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

	Period Ended
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Banner Corporation	100.00	28.75	25.27	26.95	48.39	71.65
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87
SNL Bank NASDAQ	100.00	81.12	95.71	84.92	101.22	145.48

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2008 and that all dividends were reinvested.  Information for the graph was provided by SNL Financial L.C. © 2014.

Item 6 – Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2013, 2012, 2011, 2010, and 2009 and for the years then ended have been derived from our audited consolidated financial statements.  Certain information for prior years has been restated in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 108 which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	December 31
(In thousands)	2013	2012	2011	2010	2009
Total assets	$4,388,166	$4,265,564	$4,257,312	$4,406,082	$4,722,221
Cash and securities (1)	772,614	811,902	754,396	729,345	640,657
Loans receivable, net	3,343,455	3,158,223	3,213,426	3,305,716	3,694,852
Deposits	3,617,926	3,557,804	3,475,654	3,591,198	3,865,550
Borrowings	184,234	160,000	212,649	267,761	414,315
Common stockholders’ equity	538,972	506,919	411,748	392,472	287,721
Total stockholders’ equity	538,972	506,919	532,450	511,472	405,128
Shares outstanding	19,544	19,455	17,553	16,165	3,077
Shares outstanding excluding unearned, restricted shares held in ESOP	19,509	19,421	17,519	16,130	3,042
OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2013	2012	2011	2010	2009
Interest income	$179,712	$187,162	$197,563	$218,082	$237,370
Interest expense	12,996	19,514	32,992	60,312	92,797
Net interest income before provision for loan losses	166,716	167,648	164,571	157,770	144,573
Provision for loan losses	—	13,000	35,000	70,000	109,000
Net interest income	166,716	154,648	129,571	87,770	35,573
Deposit fees and other service charges	26,581	25,266	22,962	22,009	21,394
Mortgage banking operations revenue	11,170	13,812	6,146	6,370	8,893
Other-than-temporary impairment recoveries (losses)	409	(409)	3,000	(4,231)	(1,511)
Net change in valuation of financial instruments carried at fair value	(2,278)	(16,515)	(624)	1,747	12,529
All other operating income	7,460	4,748	2,506	3,253	2,385
Total other operating income	43,342	26,902	33,990	29,148	43,690
REO operations expense (recoveries), net	(689)	3,354	22,262	26,025	7,147
All other operating expenses	141,664	138,099	135,842	134,776	134,933
Total other operating expense	140,975	141,453	158,104	160,801	142,080
Income (loss) before provision for income tax expense (benefit)	69,083	40,097	5,457	(43,883)	(62,817)
Provision for income tax expense (benefit)	22,528	(24,785)	—	18,013	(27,053)
Net income (loss)	$46,555	$64,882	$5,457	$(61,896)	$(35,764)

(footnotes follow)

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2013	2012	2011	2010	2009
Net income (loss):
Basic	$2.40	$3.17	$(0.15)	$(7.21)	$(16.31)
Diluted	2.40	3.16	(0.15)	(7.21)	(16.31)
Common stockholders’ equity per share (2)(9)	27.63	26.10	23.50	24.33	94.58
Common stockholders’ tangible equity per share (2)(9)	27.50	25.88	23.14	23.80	90.94
Cash dividends	0.54	0.04	0.10	0.28	0.28
Dividend payout ratio (basic)	22.50%	1.26%	(66.67)%	(3.88)%	(1.72)%
Dividend payout ratio (diluted)	22.50%	1.27%	(66.67)%	(3.88)%	(1.72)%

OTHER DATA:
	As of December 31
	2013	2012	2011	2010	2009
Full time equivalent employees	1,084	1,074	1,078	1,060	1,060
Number of branches	88	88	89	89	89

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2013	2012	2011	2010	2009
Performance Ratios:
Return on average assets (3)	1.09%	1.54%	0.13%	(1.36)%	(0.78)%
Return on average common equity (4)	8.85	14.03	1.37	(17.19)	(11.69)
Average common equity to average assets	12.36	10.96	9.31	7.90	6.71
Interest rate spread (5)	4.08	4.13	3.99	3.61	3.23
Net interest margin (6)	4.11	4.17	4.05	3.67	3.33
Non-interest income to average assets	1.02	0.64	0.79	0.64	0.96
Non-interest expense to average assets	3.31	3.35	3.69	3.53	3.12
Efficiency ratio (7)	67.11	72.71	79.62	86.03	75.47
Average interest-earning assets to interest- bearing liabilities	108.3	109.11	106.90	104.32	104.55
Selected Financial Ratios:
Allowance for loan losses as a percent of total loans at end of period	2.19	2.39	2.52	2.86	2.51
Net charge-offs as a percent of average outstanding loans during the period	0.30	0.57	1.50	1.88	2.28
Non-performing assets as a percent of total assets	0.66	1.18	2.79	5.77	6.27
Allowance for loan losses as a percent of non-performing loans (8)	302.77	225.33	110.09	64.30	44.55
Common stockholders’ tangible equity to tangible assets (9)	12.23	11.80	9.54	8.73	5.87
Consolidated Capital Ratios:
Total capital to risk-weighted assets	16.99	16.96	18.07	16.92	12.73
Tier 1 capital to risk-weighted assets	15.73	15.70	16.80	15.65	11.47
Tier 1 leverage capital to average assets	13.64	12.74	13.44	12.24	9.62

(1)	Includes securities available-for-sale and held-to-maturity.

(2)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP and adjusted for 1-for-7 reverse stock split.

(3)	Net income divided by average assets.

(4)	Net income divided by average common equity.

(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.

(7)	Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).

(8)	Non-performing loans consist of nonaccrual and 90 days past due loans.

(9)
Common stockholders’ tangible equity per share and the ratio of tangible common stockholders’ equity to tangible assets are non-GAAP financial measures.  We calculate tangible common equity by excluding the balance of goodwill, other intangible assets and preferred equity from stockholders’ equity.  We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets.  We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios.  In addition, excluding preferred equity, the level of which may vary from company to company, allows investors to more easily compare our capital adequacy to other companies in the industry that also use this measure.  Management believes that these non-GAAP financial measures provide information to investors that is useful in understanding the basis of our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP.  Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures as calculated by other companies. For a reconciliation of these non–GAAP measures, see Item 7, "Management's Discussion and Analysis of Financial Condition—Executive Overview."

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

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2013, its 85 branch offices and eight loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington. As of December 31, 2013, we had total consolidated assets of $4.4 billion, net loans of $3.3 billion, total deposits of $3.6 billion and total stockholders’ equity of $539 million.

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

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in 2013, as evidenced by our solid operating results and profitability. Highlights for the year included further improvement in our asset quality, strong deposit growth, solid revenues from core operations and additional client acquisition. Additionally, the quarterly cash dividend was increased to $0.12 per share in the first two quarters of the year and to $0.15 per share in the last two quarters of the year, reflecting the strong performance and our expectation of continued success and sustained profitability.

Despite persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement and consistent profitability in 2012 which continued in 2013.  For the year ended December 31, 2013, our net income to common shareholders was $46.6 million or $2.40 per diluted share, compared to net income to common shareholders of $59.1 million, or $3.16 per diluted share for the year ended December 31, 2012. Although there continue to be indications that economic conditions are improving from the recessionary downturn, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward.  As a result, our future operating results and financial performance will be significantly affected by the course of the recovery. However, over the past three years we have significantly improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in lower credit costs and stronger revenues, and which we believe has positioned the Company well to meet this challenging environment.

Our return to consistent profitability was punctuated in the second quarter of 2012 by management's decision to reverse the valuation allowance against our deferred tax assets. This decision resulted in a substantial tax benefit for the full year 2012, and resulted in a significant reduction in our tax expense for the year ended December 31, 2012. The decision to reverse the valuation allowance reflected our confidence in the sustainability of our future profitability. Further, as a result of our return to profitability, including the reversal of our deferred tax asset, our improved asset quality and operating trends, strong capital position and our expectation for sustainable profitability for the foreseeable future, we also significantly reduced the credit risk component associated with the estimated fair value of the junior subordinated debentures issued by the Company. Changes in these two significant accounting estimates, while substantial, represent non-cash valuation adjustments that had no effect on our liquidity or our ability to fund our operations.

As a result of substantial reserves already in place representing 2.19% of total loans outstanding at December 31, 2013, as well as declining net charge-offs, Banner did not record a provision for loan losses in year ended December 31, 2013. By contrast, we recorded a $13.0 million provision for the year ended December 31, 2012 and $35 million for the year ended December 31, 2011. The decrease in loan loss provisioning from a year earlier reflects significant progress in reducing the levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  The allowance for loan losses at December 31, 2013 was $75.0 million, representing 303% of non-performing loans. Non-performing loans decreased by 28% to $24.8 million at December 31, 2013, compared to $34.4 million a year earlier. (See Note 7 of the Notes to the Consolidated Financial Statements, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-K.)

Aside from the level of loan loss provision, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses decreased modestly to $166.7 million for the year ended December 31, 2013, compared to $167.6 million for the year earlier. During the same period, our net interest spread decreased to 4.08% from 4.13%. These decreases in net interest income and net interest spread reflect declining yields on performing loans and securities, partially offset by continuing reductions in deposit and other funding costs.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value, in certain periods by other-than-temporary impairment (OTTI) charges or recoveries and in the current period by a $3.0 million termination fee related to the termination of the proposed acquisition of Home Federal Bancorp, Inc. (See Note 22 of the Notes to the Consolidated Financial Statements.) For the year ended December 31, 2013, we recorded a net charge of $2.3 million for fair value adjustments, which was offset by $1.0 million in gains on the sale of securities, $409,000 in OTTI recoveries and the $3.0 million acquisition termination fee. In comparison, we recorded a net fair value loss of $16.5 million (primarily related to the estimated fair value of our junior subordinated debentures) and an OTTI loss of $409,000 for the year ended December 31, 2012, which were partially offset by $51,000 in gains on the sale of securities.

Our total other operating income, which includes the gain on sale of securities, OTTI recovery, changes in the value of financial instruments carried at fair value and, for 2013, including the acquisition termination fee was $43.3 million for the year ended December 31, 2013, compared to $26.9 million for the year ended December 31, 2012. However, other operating income excluding the gain on sale of securities, OTTI adjustments, changes in the value of financial instruments and the acquisition termination fee, which we believe is more indicative of our core operations, decreased 5.8% to $41.2 million for the year ended December 31, 2013 compared to $43.8 million for the same period a year earlier, as decreased mortgage banking revenues were only partially offset by increased deposit fees and service charges.

Our total revenues (net interest income before the provision for loan losses plus total other operating income) for the year ended December 31, 2013 increased $15.5 million, or 8%, to $210.1 million, compared to $194.6 million for the same period a year earlier, largely as a result of the much smaller net fair value loss in 2013 as well as the acquisition termination fee and gains on the sale of securities. Our total revenues from core operations, which excludes gains on sale of securities, OTTI and fair value adjustments and the termination fee, decreased by $3.5 million, or 2%, to $208.0 million for the year ended December 31, 2013, compared to $211.4 million for the same period a year earlier, as increased deposit fees and service charges were not sufficient to fully offset decreases in net interest income and mortgage banking revenues.

For the year ended December 31, 2013, other operating expenses decreased minimally to $141.0 million, compared to $141.5 million for the year ended December 31, 2012, largely as a result of decreased costs related to REO operations and FDIC deposit insurance, which were generally offset by increased compensation and payment and card processing expenses, as well as approximately $550,000 of expenses related to the proposed acquisition of Home Federal Bancorp, Inc.

Other operating income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on sale of securities and other one-time transactions, and common stockholders’ tangible equity per share and the ratio of tangible common stockholders’ equity to tangible assets referred to in footnote (9) to Item 6 - Selected Financial Data above, are non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this report because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands):

	For the Years Ended December 31
	2013	2012	2011
Total other operating income	$43,342	$26,902	$33,990
Exclude gain on sale of securities	(1,022)	(51)	5
Exclude other-than-temporary impairment losses (recoveries)	(409)	409	(3,000)
Exclude change in valuation of financial instruments carried at fair value	2,278	16,515	624
Exclude one-time termination fee	(2,954)	—	—
Total other operating income, excluding fair value adjustments, OTTI, gain on sale of securities and one-time fees	$41,235	$43,775	$31,619

Net interest income before provision for loan losses	$166,716	$167,648	$164,571
Total other operating income	43,342	26,902	33,990
Total revenue	210,058	194,550	198,561
Exclude gain on sale of securities	(1,022)	(51)	5
Exclude other-than-temporary impairment losses (recoveries)	(409)	409	(3,000)
Exclude change in valuation of financial instruments carried at fair value	2,278	16,515	624
Exclude one-time termination fee	(2,954)	—	—
Total revenue, excluding fair value adjustments, OTTI, gain on sale of securities and one-time fees	$207,951	$211,423	$196,190

Income before provision for taxes	$69,083	$40,097	$5,457
Exclude gain on sale of securities	(1,022)	(51)	5
Exclude other-than-temporary impairment losses (recoveries)	(409)	409	(3,000)
Exclude change in valuation of financial instruments carried at fair value	2,278	16,515	624
Exclude one-time termination fee	(2,954)	—	—
Income before provision for taxes, excluding fair value adjustments, OTTI, gain on sale of securities and one-time fees	$66,976	$56,970	$3,086

Net income	$46,555	$64,882	$5,457
Exclude gain on sale of securities	(1,022)	(51)	5
Exclude other-than-temporary impairment losses (recoveries)	(409)	409	(3,000)
Exclude change in valuation of financial instruments carried at fair value	2,278	16,515	624
Exclude one-time termination fee	(2,954)	—	—
Exclude related tax expense (benefit)	759	(6,074)	854
Total earnings, excluding fair value adjustments, OTTI, gain on sale of securities and one-time fees, net of related tax effects	$45,207	$75,681	$3,940

	December 31
	2013	2012	2011
Stockholders’ equity	$538,972	$506,919	$532,450
Other intangible assets, net	2,449	4,230	6,331
Tangible equity	536,523	502,689	526,119
Preferred equity	—	—	120,702
Tangible common stockholders’ equity	$536,523	$502,689	$405,417
Total assets	$4,388,166	$4,265,564	$4,257,312
Other intangible assets, net	2,449	4,230	6,331
Tangible assets	$4,385,717	$4,261,334	$4,250,981
Tangible common stockholders’ equity to tangible assets	12.23%	11.80%	9.54%

Common stockholders' tangible equity per share	$27.50	$25.88	$23.14

We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Prior to 2008, real estate lending activities were significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties; however, over the subsequent three years our origination of construction and land development loans declined materially and the proportion of the portfolio invested in these types of loans declined substantially. Beginning in 2011 and continuing since then, we have experienced increased demand for one- to four-family construction loans and, while outstanding balances have increased only modestly, originations have increased significantly in 2012 and 2013. One- to four-family construction loans increased $57 million to $201 million at December 31, 2013, compared to $144 million at December 31, 2011. Our residential mortgage loan originations also decreased during the earlier years of this cycle, although less significantly than the decline in construction and land development lending as exceptionally low interest rates supported demand for loans to refinance existing debt as well as loans to finance home purchases. Refinancing activity was particularly significant in 2012 and in the in the first six months of 2013, leading to meaningful increases in residential mortgage originations during these periods; however, the rise in mortgage interest rates that began in the second quarter slowed origination activity in the last two quarters of 2013 and may result in lower refinancing activity in the future. Despite significant loan originations, in 2012 and 2013 our outstanding balances for residential mortgages have continued to decline, as most of the new originations have been sold in the secondary market while existing residential loans have been repaying at an accelerated pace. However, as a result of these originations and loan sales, our portfolio of loans serviced for others has increased to $1.216 billion at December 31, 2013. Our real estate lending activities also include the origination of multifamily and commercial real estate loans including construction and development loans for these types of properties.  While our level of activity and investment in these types of loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods.  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Reflecting the slowly recovering economy, demand for these types of commercial business loans has been modest although our production levels have increased in recent periods. Commercial and agricultural business loans increased $62 million to $910 million at December 31, 2013, compared to $848 million at December 31, 2012. Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans also has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt.  At December 31, 2013, our net loan portfolio totaled $3.343 billion compared to $3.158 billion at December 31, 2012.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our earlier branch expansion and current marketing efforts has been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly focused on increasing transaction and savings accounts and for the past three years we have been very successful in increasing these core deposit balances. The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.

Total deposits were $3.618 billion at December 31, 2013 compared to $3.558 billion a year earlier.  Non-interest-bearing account balances increased 14% to $1.115 billion at December 31, 2013, compared to $981 million a year ago. Interest-bearing transaction and savings accounts totaled $1.630 billion at December 31, 2013, compared to $1.547 billion a year ago, while certificates of deposit further decreased to $873 million compared to $1.029 billion a year earlier. Non-certificate core deposits represented 76% of total deposits at December 31, 2013, compared to 71% of total deposits a year ago and 64% two years earlier.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2012.  For additional information concerning critical accounting policies, see Notes 1, 6, 13, 21 and 22 of the Notes to the Consolidated Financial Statements and the following:

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

Accounting Standards Recently Adopted or Issued

Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-11, Disclosures About Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial condition as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

In January 2013, FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions.

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

Unrecognized Tax Benefits

In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and is not expected to have a material impact on the Company's consolidated financial statements.

Investing in Qualified Affordable Housing Projects

In January 2014, FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. The amendments in this Update should be applied retrospectively to all periods presented. ASU No. 2014-01 is effective beginning after December 15, 2014 and is not expected to have a material impact on the Company's consolidated financial statements.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for fiscal years and interim periods beginning after December 15, 2014 and is not expected to have a material impact on the Company's consolidated financial statements.

Comparison of Financial Condition at December 31, 2013 and 2012

General. Total assets increased $122 million, or 3%, to $4.388 billion at December 31, 2013, compared to $4.266 billion at December 31, 2012.  Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) increased $185 million, or 6%, to $3.343 billion at December 31, 2013, from $3.158 billion at December 31, 2012.  The increase in net loans included increases of $122 million in commercial real estate loans, $64 million in commercial business loans, $40 million in one- to four-family construction loans, $30 million in multifamily construction loans, and $4 million in consumer loans, partially offset by decreases of $52 million in one- to four-family real estate loans, $18 million in commercial construction loans, $5 million in land and land development loans, $2 million in agricultural business loans, and $351,000 in multifamily loans.

The decrease in one- to four-family real estate was largely the result of accelerated prepayments in the current low interest rate environment. The increase in commercial real estate loans included $109 million for investment properties and $13 million for owner-occupied properties.

The increase in commercial business loans is an encouraging sign of economic activity; however, credit line utilizations remained at relatively low levels. The increase in construction and development loans was particularly helpful to the net interest margin as interest rates, loan fees and the velocity of turnover in this lending activity are generally higher than for most other categories of loans. The net increase in net loans receivable was positively impacted by a reduction of $3 million in the allowance for loan losses due to net charge-offs. There was no provision for loan losses during the year ended December 31, 2013. While demand for consumer loans remained weak and utilization of existing credit lines for consumer and commercial borrowers was low, our production of new commercial real estate and commercial loans was again encouraging.

Securities increased to $635 million at December 31, 2013, from $631 million at December 31, 2012, while the aggregate total of securities and interest-bearing deposits decreased $43 million, or 6%, to $703 million at December 31, 2013, compared to $746 million a year earlier.  The change in the mix of interest-bearing deposits and securities holdings compared to a year ago reflects both an increase in our overall securities holdings and a modest extension of the expected duration of our securities holdings designed to increase the aggregate portfolio yield relative to interest-bearing deposits. The securities purchased in recent periods were primarily short- to intermediate-term U.S. Government Agency notes and mortgage-backed securities and, to a lesser extent, intermediate-term taxable and tax-exempt municipal securities. Securities acquired during the year generally have expected weighted average lives ranging from six months to six years, although some have long-term maturities of 10-20 years. The average effective duration of Banner's securities portfolio was approximately 3.4 years at December 31, 2013. At December 31, 2013, the fair value of our trading securities was $13 million less than their amortized cost.  The reduction reflected in the fair value of these securities compared to their amortized cost primarily was centered in single-issuer trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies, partially offset by modest gains in all other trading securities.  (See Note 4 of the Notes to the Consolidated Financial Statements.)  Our available-for-sale portfolio decreased $3 million during the year, as purchases of primarily mortgage-backed or related securities and municipal bonds were exceeded by net repayments, sales and maturities of other securities.  Periodically, we also acquire securities (primarily municipal bonds) which are designated as held-to-maturity and this portfolio increased by $16 million from the prior year-end balances.

REO decreased another $12 million, to $4 million at December 31, 2013 compared to $16 million at December 31, 2012 and $43 million at December 31, 2011, continuing the improving trend with respect to these non-earning assets.  The December 31, 2013 total included $2 million in land or land development projects and $2 million in single-family homes and related residential construction.  During the year ended December 31, 2013, we transferred $3 million of loans into REO, capitalized additional investments of $348,000 in acquired properties, disposed of approximately $17 million of properties and recognized $2 million of gains in current earnings, net of valuation adjustments, for REO properties sold.  (See “Asset Quality” discussion below.)

Deposits increased $60 million, or 2%, to $3.618 billion at December 31, 2013, from $3.558 billion at December 31, 2012.  Non-interest-bearing deposits increased by $134 million, or 14%, to $1.115 billion from $981 million, and interest-bearing transaction and savings accounts increased by $83 million, or 5%, to $1.630 billion at December 31, 2013 from $1.547 billion at December 31, 2012.  Offsetting these increases, certificates of deposit decreased $157 million, or 15%, to $873 million at December 31, 2013 from $1.029 billion at December 31, 2012. The growth in non-interest-bearing deposits and other transaction and savings accounts was particularly notable and significantly contributed to our net interest margin and deposit fee revenues.  A portion of the decrease in certificates of deposit was in brokered certificates which decreased $11 million from the prior year-end balance; however, much of the decrease reflects management’s pricing decisions designed to allow maturing higher priced retail certificates to migrate off the balance sheet or into core deposits.

FHLB advances increased $17 million, to $27 million at December 31, 2013 from $10 million at December 31, 2012.  The new FHLB advances were all very short-term maturities with correspondingly low interest rates. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $6 million to $83 million at December 31, 2013, compared to $77 million at December 31, 2012. No additional junior subordinated debentures were issued or matured during the year; however, the estimated fair value of these instruments increased $1 million to $74 million at December 31, 2013 from $73 million a year ago, primarily as a result of the impact of the passage of time on the years to maturity in the net present value calculation used to estimate fair value of these financial instruments.  For more information, see Notes 10, 11 and 12 of the Notes to the Consolidated Financial Statements.

Total stockholders’ equity increased $32 million, or 6%, to $539 million at December 31, 2013 compared to $507 million at December 31, 2012, primarily due to retained earnings from operations reduced by payment of dividends to common shareholders and a $5 million reduction as a result of changes in other comprehensive income net of income taxes. During the year ended December 31, 2013, we issued 100,989 additional shares of common stock for $1 million primarily related to our restricted stock plans and 12,185 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. Tangible common stockholders' equity, which excludes intangible assets, also increased $34 million to $537 million, or 12.23% of tangible assets at December 31, 2013, compared to $503 million, or 11.80% at December 31, 2012, reflecting the net additions to equity and the reduction through amortization in core deposit intangibles.  During the year ended December 31, 2013, the only Banner Corporation shares we repurchased were 12,185 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

Investments: At December 31, 2013, our consolidated investment portfolio totaled $635 million and consisted principally of U.S. Government and agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, corporate debt obligations, and asset-backed securities.  From time to time, our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2013, our aggregate investment in securities increased $4 million.  Holdings of mortgage-backed securities increased $45 million and municipal bonds increased $19 million. Partially offsetting these increases was a net decrease in U.S. Government and agency obligations of $37 million, a net decrease in asset-backed securities of $18 million, and a net decrease in corporate bonds of $5 million.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $61 million ($62 million at amortized cost, with a fair value adjustment of $1 million) at December 31, 2013, a weighted average contractual maturity of 3.7 years and a weighted average coupon rate of 1.41%.  Most of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.  Certain agency obligations also include step-up provisions which provide for periodic increases in the coupon rate if the call options are not exercised.

Mortgage-Backed Obligations:  At December 31, 2013, our mortgage-backed and mortgage-related securities had a carrying value of $351 million ($353 million at amortized cost, with a fair value adjustment of $2 million).  The weighted average coupon rate of these securities was 2.59% and the weighted average contractual maturity was 8.1 years, although we receive principal payments on these securities each period resulting in a much shorter expected average life.  As of December 31, 2013, 99% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 1% pay at an adjustable-interest rate.  We do not believe that any of our mortgage-backed obligations had a meaningful exposure to sub-prime mortgages.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2013 was $120 million (also with an amortized cost of $120 million), and was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts located in the states of Washington, Oregon and Idaho, our primary service area.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2013 had a carrying value of $34 million (also $34 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers.  We have not experienced any defaults or payment deferrals on our municipal bonds.  At December 31, 2013, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 9.4 years and a weighted average coupon rate of 3.92%.

Corporate Bonds:  Our corporate bond portfolio, which had a carrying value of $44 million ($58 million at amortized cost, with a fair value adjustment of $14 million) at December 31, 2013, was comprised principally of long-term adjustable-rate capital securities issued by financial institutions, including single issuers trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies.  The market for these capital securities deteriorated significantly in 2008 and 2009 and in our opinion is still not currently functioning in a meaningful manner.  As a result, the fair value estimates for many of these securities are more subjective than in periods before 2008 when they were acquired.  Nonetheless, it is apparent that the values have declined appreciably since purchase, which is reflected in our financial statements and results of operations, although values have recently improved and we had a $1.0 million recovery during the year ended December 31, 2013 on certain collateralized debt obligations that had previously been written off.  (See “Critical Accounting Policies” above and Note 22 of the Notes to the Consolidated Financial Statements.)  At December 31, 2013, the portfolio had a weighted average maturity of 19.0 years and a weighted average coupon rate of 2.14%.

Asset-Backed Securities:  At December 31, 2013, our asset-backed securities portfolio had a carrying value of $25 million ($26 million at amortized cost, with a fair value adjustment of $1 million), and was comprised of securitized pools of student loans issued or guaranteed by the Student Loan Marketing Association (SLMA) and credit card receivables.  The weighted average coupon rate of these securities was 1.87% and the weighted average contractual maturity was 9.1 years. Approximately 62% of these securities have adjustable interest rates tied to three-month LIBOR while the remaining securities have fixed interest rates.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost as of December 31, 2013, 2012 and 2011 (dollars in thousands):

Table 1: Securities—Trading

	As of December 31,
	2013		2012		2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government and agency obligations	$1,481	2.4%	$1,637	2.3%	$2,635	3.3%
Municipal bonds:
Taxable	—	—	—	—	420	0.5
Tax exempt	5,023	8.0	5,684	8.0	5,542	6.9
Total municipal bonds	5,023	8.0	5,684	8.0	5,962	7.4
Corporate bonds	35,140	56.2	35,741	50.2	35,055	43.4
Mortgage-backed or related securities:
1-4 residential agency guaranteed	11,230	18.0	17,911	25.1	26,654	33.0
Multifamily, agency guaranteed	9,530	15.3	10,196	14.3	10,019	12.4
Total mortgage-backed or related securities	20,760	33.3	28,107	39.4	36,673	45.4
Equity securities	68	0.1	63	0.1	402	0.5
Total securities—trading	$62,472	100.0%	$71,232	100.0%	$80,727	100.0%

Table 2: Securities—Available-for-Sale

	As of December 31,
	2013		2012		2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government and agency obligations	$58,660	12.5%	$96,980	20.5%	$338,971	72.8%
Municipal bonds:
Taxable	23,664	5.0	21,153	4.5	10,581	2.3
Tax exempt	29,191	6.2	23,785	5.0	16,729	3.6
Total municipal bonds	52,855	11.2	44,938	9.5	27,310	5.9
Corporate bonds	6,964	1.5	10,729	2.3	6,260	1.3
Mortgage-backed or related securities:
1-4 residential agency guaranteed	46,887	10.0	87,859	18.6	70,500	15.1
1-4 residential other	1,051	0.2	1,299	0.3	1,835	0.4
Multifamily agency guaranteed	268,438	57.1	177,940	37.6	20,919	4.5
Multifamily other	10,234	2.2	10,659	2.2	—	—
Total mortgage-backed or related securities	326,610	69.5	277,757	58.7	93,254	20.0
Asset-backed securities:
SLMA	15,681	3.3	32,474	6.9	—	—
Other asset-backed securities	9,510	2.0	10,042	2.1	—	—
Total asset-backed securities	25,191	5.3	42,516	9.0	—	—
Total securities—available-for-sale	$470,280	100.0%	$472,920	100.0%	$465,795	100.0%

Table 3: Securities—Held-to-Maturity

	As of December 31,
	2013		2012		2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government and agency obligations	$1,186	1.1%	$—	—%	$—	—%
Municipal bonds:
Taxable	10,552	10.3	10,326	11.9	7,496	9.9
Tax exempt	85,374	83.3	74,076	85.7	66,692	88.4
Total municipal bonds	95,926	93.6	84,402	97.6	74,188	98.3
Corporate bonds	2,050	2.0	2,050	2.4	1,250	1.7
Mortgage-backed or related securities:
Multifamily, agency guaranteed	3,351	3.3	—	—	—	—
Total mortgage-backed or related securities	3,351	3.3	—	—	—	—
Total securities—held-to-maturity	$102,513	100.0%	$86,452	100.0%	$75,438	100.0%
Estimated market value	$103,610		$92,458		$80,107

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—trading at fair value as of December 31, 2013 (dollars in thousands):

Table 4:  Securities–Trading Maturity/Repricing and Rates

	Securities—Trading at December 31, 2013
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten to Twenty Years		After Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations:
Fixed-rate	$—	—%	$—	—%	$1,481	5.29%	$—	—%	$—	—%	$1,481	5.29%
	—	—	—	—	1,481	5.29	—	—	—	—	1,481	5.29
Municipal bonds:
Fixed-rate tax exempt (1)	263	4.25	4,760	5.12	—	—	—	—	—	—	5,023	5.08
	263	—	4,760	5.12	—	—	—	—	—	—	5,023	5.08
Corporate bonds:
Adjustable-rate	35,140	2.38	—	—	—	—	—	—	—	—	35,140	2.38
	35,140	2.38	—	—	—	—	—	—	—	—	35,140	2.38
Mortgage-backed or related securities:
Fixed-rate	—	—	2,537	5.47	12,091	4.65	2,883	4.98	343	5.31	17,854	4.83
Adjustable-rate	2,906	2.39	—	—	—	—	—	—	—	—	2,906	2.39
	2,906	2.39	2,537	5.47	12,091	4.65	2,883	4.98	343	5.31	20,760	4.48
Equity securities	68	—	—	—	—	—	—	—	—	—	68	—
Total securities—trading—carrying value	$38,377	2.39	$7,297	5.24	$13,572	4.72	$2,883	4.98	$343	5.31	$62,472	3.15
Total securities—trading—amortized cost	$52,526		$7,056		$12,602		$2,656		$310		$75,150

(1)	Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—available-for-sale at fair value as of December 31, 2013 (dollars in thousands):

Table 5:  Securities–Available-for-Sale Maturity/Repricing and Rates

	Securities—Available-for-Sale at December 31, 2013
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten to Twenty Years		After Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations:
Fixed-rate	$14,140	1.62%	$41,573	0.80%	$702	1.00%	$533	1.47%	$—	—%	$56,948	1.01%
Adjustable-rate	1,712	0.51	—	—	—	—	—	—	—	—	1,712	0.51
	15,852	1.50	41,573	0.80	702	1.00	533	1.47	—	—	58,660	0.99
Municipal bonds:
Fixed rate taxable	3,595	0.94	19,614	1.29	—	—	455	2.20	—	—	23,664	1.26
Fixed rate tax exempt (1)	5,518	1.34	20,271	1.11	1,939	1.78	1,463	2.67	—	—	29,191	1.28
	9,113	1.18	39,885	1.20	1,939	1.78	1,918	2.56	—	—	52,855	1.27
Corporate bonds:
Fixed-rate	2,003	1.76	—	—	—	—	—	—	—	—	2,003	1.76
Adjustable-rate	4,961	1.04	—	—	—	—	—	—	—	—	4,961	1.04
	6,964	1.25	—	—	—	—	—	—	—	—	6,964	1.25
Mortgage-backed or related securities:
Fixed-rate	—	—	238,031	1.13	23,278	2.32	12,683	1.42	52,618	2.53	326,610	1.45
	—	—	238,031	1.13	23,278	2.32	12,683	1.42	52,618	2.53	326,610	1.45
Asset-backed securities:
Fixed-rate	—	—	—	—	9,510	1.65	—	—	—	—	9,510	1.65
Adjustable-rate	15,681	1.31	—	—	—	—	—	—	—	—	15,681	1.31
	15,681	1.31	—	—	9,510	1.65	—	—	—	—	25,191	1.44
Total securities—available-for-sale—carrying value	$47,610	1.34	$319,489	1.09	$35,429	2.08	$15,134	1.58	$52,618	2.53	$470,280	1.37
Total securities—available-for sale amortized cost	$47,387		$322,493		$36,217		$15,535		$53,328		$474,960

(1)	Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities held-to-maturity as of December 31, 2013 (dollars in thousands):

Table 6:  Securities–Held-to-Maturity Maturity/Repricing and Rates

	Securities—Held-to-Maturity at December 31, 2013
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten to Twenty Years		After Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations:
Fixed-rate	$—	—%	$—	—%	$—	—%	$1,186	1.20%	$—	—%	$1,186	1.20%
	—	—	—	—	—	—	1,186	1.20	—	—	1,186	1.20
Municipal bonds:
Fixed rate taxable	—	—	4,040	4.06	3,058	4.30	3,454	4.26	—	—	10,552	4.20
Fixed rate tax exempt (1)	770	3.83	6,294	3.20	10,489	2.64	55,004	4.17	12,817	3.36	85,374	3.78
	770	3.83	10,334	3.53	13,547	3.02	58,458	4.17	12,817	3.36	95,926	3.83
Corporate bonds:
Fixed-rate	500	3.00	500	3.00	1,050	3.52	—	—	—	—	2,050	3.27
	500	3.00	500	3.00	1,050	3.52	—	—	—	—	2,050	3.27
Mortgage-backed or related securities:
Fixed-rate	—	—	—	—	3,351	2.58	—	—	—	—	3,351	2.58
	—	—	—	—	3,351	2.58	—	—	—	—	3,351	2.58
Total securities held-to-maturity—carrying value	$1,270	3.50	$10,834	3.51	$17,948	2.97	$59,644	4.11	$12,817	3.36	$102,513	3.75
Total securities held-to-maturity—estimated market value	$1,281		$11,206		$17,908		$60,791		$12,424		$103,610

(1)	Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

Loans and Lending.  Our loan portfolio increased $183 million, or 6%, during the year ended December 31, 2013, compared to a decrease of $61 million, or 2%, during the year ended December 31, 2012.  While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  Reflecting the recession in 2008 and 2009 and subsequent modest pace of recovery, loan demand, other than for lower rate refinancing of real estate loans, has been weak for most of the past six years as consumers and businesses have been cautious in their use of credit.  However, we have implemented strategies designed to capture more market share and achieve increases in targeted loans and our loan originations increased meaningfully in 2012 and 2013. Nonetheless, looking forward, new loan originations and portfolio balances will continue to be significantly affected by the course of the recovery from the current sluggish economic environment.  For the years ended December 31, 2013, 2012 and 2011, we originated loans, net of repayments and charge-offs, of $579 million, $448 million and $247 million, respectively.  The level of net originations during all three years was significantly impacted by a substantial amount of loan repayments and charge-offs. We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans to secondary market purchasers.  Proceeds from sales of loans for the years ended December 31, 2013, 2012 and 2011 totaled $445 million, $505 million and $282 million, respectively.  See “Loan Servicing Portfolio” below.  Loans held for sale decreased to $3 million at December 31, 2013, compared to $12 million at December 31, 2012.

At various times, we also purchase whole loans and participation interests in loans.  During the years ended December 31, 2013, 2012 and 2011, we purchased $49 million, $18 million and $28 million, respectively, of loans and loan participation interests.

One- to Four-Family Residential Real Estate Lending:  At December 31, 2013, $529 million, or 16%, of our loan portfolio, consisted of permanent loans on one- to four-family residences.  We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon and Idaho.  Our originations of one- to four-family residential loans were particularly strong in 2012 and the first half of 2013; however, since most of these new loans were sold in the secondary market and principal repayments on existing loans were substantial, we had a $52 million decrease in the balance of loans on one- to four-family residences compared to the prior year. Our one- to four-family loan originations totaled $511 million for the year ended December 31, 2013, compared to $538 million and $358 million for the years ended December 31, 2012 and 2011, respectively.

Construction and Land Lending:  Historically, we invested a significant proportion of our loan portfolio in residential construction loans, as well as land loans and loans for the construction of commercial and multifamily real estate.  However, as housing markets weakened in 2008, we significantly reduced our origination of new construction and land development loans.  The slower pace of originations coupled with repayments as a result of home sales and restructuring opportunities as well as charge-off and foreclosure actions caused our portfolio of one- to four-family construction loans to decrease substantially through 2011.  Reversing this trend during the year ended December 31, 2012, one- to four-family construction loans increased by $17 million in 2012 and by an additional $40 million during 2013 to total $201 million at December 31, 2013. By contrast, land development loans (both residential and commercial) decreased by $5 million during the year ended December 31 2013, to $86 million at December 31, 2013.  Although significantly below our production levels prior to the beginning of the housing downturn, our construction loan originations have increased for each of the past three years as builders have adjusted to new price levels and certain sub-markets have become very active.  Our construction and land development loan originations totaled $681 million for the year ended December 31, 2013, compared to $492 million for the year ended December 31, 2012, and $376 million for the year ended December 31, 2011.  At December 31, 2013, construction and land loans totaled $351 million (including $201 million of one- to four-family construction loans, $76 million of residential land or land development loans, $64 million of commercial and multifamily real estate construction loans and $10 million of commercial land or land development loans), or 10% of total loans, compared to $305 million, or 9%, at December 31, 2012.  The geographic distribution of our construction and land development loans is approximately 36% in the greater Puget Sound market and 42% in the greater Portland, Oregon market, with the remaining 22% in the various eastern Washington, eastern Oregon and western Idaho markets we serve.  While delinquencies and defaults in residential construction and land development loans had a material adverse effect on our results of operations for much of the economic cycle from 2008 through 2011, at December 31, 2013 only $1 million of these loans were non-performing. For the years ended December 31, 2013 and 2012, performing construction loans made a very important contribution to our net interest income and profitability.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by multifamily and commercial real estate.  Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  We experienced reasonably strong demand for both multifamily and commercial real estate loans in 2013, and total balances in these categories increased $122 million or 11% from the prior year end.  At December 31, 2013, our loan portfolio included $1.195 billion of commercial real estate loans, or 35% of the total loan portfolio.  Our portfolio of multifamily loans was much smaller, at $137 million, or 4% of total loans.

Commercial Business Lending:  We are active in small- to medium-sized business lending.  In addition to providing earning assets, this type of lending has helped increase our deposit base.  Reflecting the relatively weak economic environment, demand for new loans remained modest and line utilizations continued to be low in 2013; however, our production levels for targeted loans were encouraging and resulted in a $64 million, or 10%, increase in commercial business loan balances for the year.  At December 31, 2013, commercial business loans totaled $682 million, or 20% of total loans, compared to $618 million, or 19%, at December 31, 2012.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  Generally, in recent years, weather conditions, production levels and market prices have been good for most of our agricultural borrowers.  Our 2013 production levels for agricultural loans were consistent with recent years and at December 31, 2013, agricultural loans totaled $228 million, or 7% of the loan portfolio, compared to $230 million, or 7%, at December 31, 2012.

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, recreational vehicle and boat loans, credit cards and loans secured by deposit accounts.  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing customer base.  In recent years, including 2013, demand for consumer loans has been restrained; however, outstanding balances have increased modestly despite mortgage refinancing activity that has resulted in repayments on home equity lines of credit.  The modest increase in 2012 and 2013 was due principally to the purchase during the fourth quarter of 2012 of approximately $13 million of consumer loans originated by another northwest financial institution that are secured by recreational boats, and in 2013 the purchase of an additional $9 million of similar boat loans from that lender. To date the performance of these purchased loans has been in accordance with our expectations as the amount of non-performing boat loans is insignificant. At December 31, 2013, our consumer loans were $4 million greater compared with the prior year. At December 31, 2013, we had $295 million, or 9% of our loan portfolio, in consumer loans, compared to $291 million, or 9%, at December 31, 2012.  As of December 31, 2013, 59% of our consumer loans were secured by one- to four-family real estate, including home equity lines of credit.  Credit card balances totaled $22 million at December 31, 2013 compared to $21 million a year earlier.

Loan Servicing Portfolio:  At December 31, 2013, we were servicing $1.216 billion of loans for others and held $5.7 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2013 was composed of $757 million of Freddie Mac residential mortgage loans, $342 million of Fannie Mae residential mortgage loans and $117 million of both residential and non-residential mortgage loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon and Idaho.  For the year ended December 31, 2013, we recognized $1.8 million of loan servicing fees in our results of operations, which were net of $2.4 million of amortization for mortgage servicing rights (MSRs) and included $1.3 million in impairment charge reversals for a valuation adjustment to MSRs.

Mortgage Servicing Rights:  For the years ended December 31, 2013, 2012 and 2011, we capitalized $2.9 million, $3.7 million, and $1.9 million, respectively, of MSRs relating to loans sold with servicing retained.  No MSRs were purchased in those periods.  Amortization of MSRs for the years ended December 31, 2013, 2012 and 2011 was $2.4 million, $2.6 million, and $1.8 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. During 2013, we recorded $1.3 million in income from the reversal of the valuation allowance that had previously been recognized against our MSRs.  At December 31, 2013, our MSRs were carried at a value of $8.1 million, net of amortization, compared to $6.2 million at December 31, 2012.

Table 7:  Loan Portfolio Analysis

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated (dollars in thousands):

	December 31
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate
Owner-occupied	$502,601	14.7%	$489,581	15.1%	$469,806	14.2%	$515,093	15.1%	$509,464	13.4%
Investment properties	692,457	20.2	583,641	18.0	621,622	18.9	550,610	16.2	573,495	15.1
Multifamily real estate	137,153	4.0	137,504	4.3	139,710	4.2	134,634	4.0	153,497	4.1
Commercial construction	12,168	0.4	30,229	0.9	42,391	1.3	62,707	1.8	80,236	2.1
Multifamily construction	52,081	1.5	22,581	0.7	19,436	0.6	27,394	0.8	57,422	1.5
One- to four-family construction	200,864	5.9	160,815	5.0	144,177	4.4	153,383	4.5	239,135	6.3
Land and land development
Residential	75,695	2.2	77,010	2.4	97,491	3.0	167,764	4.9	284,331	7.5
Commercial	10,450	0.3	13,982	0.4	15,197	0.5	32,386	1.0	43,743	1.2
Commercial business	682,169	20.0	618,049	19.1	601,440	18.2	585,457	17.2	637,823	16.8
Agricultural business, including secured by farmland	228,291	6.7	230,031	7.1	218,171	6.6	204,968	6.0	205,307	5.4
One- to four-family real estate	529,494	15.5	581,670	18.0	642,501	19.5	682,924	20.1	703,277	18.6
Consumer secured by one- to four-family real estate	173,188	5.1	170,123	5.3	181,049	5.5	186,036	5.5	191,454	5.1
Consumer—other	121,834	3.5	120,498	3.7	103,347	3.1	99,761	2.9	110,937	2.9
Total loans outstanding	3,418,445	100.0%	3,235,714	100.0%	3,296,338	100.0%	3,403,117	100.0%	3,790,121	100.0%
Less allowance for loan losses	(74,990)		(77,491)		(82,912)		(97,401)		(95,269)
Net loans	$3,343,455		$3,158,223		$3,213,426		$3,305,716		$3,694,852

Table 8:  Loans by Geographic Concentration

The following table sets forth the Company’s loans by geographic concentration at December 31, 2013 (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate
Owner-occupied	$379,666	$56,054	$58,279	$8,602	$502,601
Investment properties	487,775	101,326	60,216	43,140	692,457
Multifamily real estate	108,121	19,108	9,765	159	137,153
Commercial construction	11,335	703	130	—	12,168
Multifamily construction	37,979	14,102	—	—	52,081
One- to four-family construction	109,026	90,186	1,652	—	200,864
Land and land development
Residential	42,364	32,046	1,285	—	75,695
Commercial	5,156	3,364	1,930	—	10,450
Commercial business	405,275	85,676	68,853	122,365	682,169
Agricultural business, including secured by farmland	118,569	59,020	50,702	—	228,291
One-to four-family real estate	333,147	171,950	21,807	2,590	529,494
Consumer secured by one- to four-family real estate	113,710	45,917	12,864	697	173,188
Consumer—other	83,724	32,322	5,742	46	121,834
Total loans outstanding	$2,235,847	$711,774	$293,225	$177,599	$3,418,445
Percent of total loans	65.4%	20.8%	8.6%	5.2%	100.0%

The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts, include loans held for sale and exclude the allowance for loan losses (in thousands):

Table 9:  Loans by Maturity

	Maturing in One Year or Less	Maturing After One to Three Years	Maturing After Three to Five Years	Maturing After Five to Ten Years	Maturing After Ten Years	Total
Commercial real estate
Owner-occupied	$16,788	$36,866	$84,926	$282,688	$81,333	$502,601
Investment properties	50,850	62,470	126,743	389,218	63,176	692,457
Multifamily real estate	8,045	14,251	7,992	69,521	37,344	137,153
Commercial construction	11,529	639	—	—	—	12,168
Multifamily construction	23,563	28,518	—	—	—	52,081
One- to four-family construction	167,133	10,534	269	167	22,761	200,864
Land and land development
Residential	45,884	29,199	441	—	171	75,695
Commercial	3,805	2,687	2,909	507	542	10,450
Commercial business	326,041	100,171	118,451	110,266	27,240	682,169
Agricultural business, including secured by farmland	108,338	19,787	28,708	63,766	7,692	228,291
One- to four-family real estate	17,939	22,667	10,788	26,665	451,435	529,494
Consumer secured by one- to four-family real estate	2,461	1,694	2,144	15,260	151,629	173,188
Consumer—other	11,551	10,744	13,371	32,042	54,126	121,834
Total loans	$793,927	$340,227	$396,742	$990,100	$897,449	$3,418,445

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

The following table sets forth the dollar amount of all loans maturing after December 31, 2014 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 10:  Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate
Owner-occupied	$64,433	$421,380	$485,813
Investment properties	158,349	483,258	641,607
Multifamily real estate	44,899	84,209	129,108
Commercial construction	—	639	639
Multifamily construction	3,898	24,620	28,518
One- to four-family construction	4,821	28,910	33,731
Land and land development
Residential	4,548	25,262	29,810
Commercial	773	5,872	6,645
Commercial business	185,210	170,918	356,128
Agricultural business, including secured by farmland	47,435	72,519	119,954
One- to four-family real estate	370,089	141,466	511,555
Consumer secured by one- to four-family real estate	10,706	160,021	170,727
Consumer—other	84,312	25,971	110,283
Total loans maturing after one year	$979,473	$1,645,045	$2,624,518

Deposits:  We made further progress in 2013 implementing our strategies to strengthen our franchise by remixing our deposits away from high cost certificates of deposit and emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts.  Increasing core deposits (transaction and savings accounts) is a fundamental element of our business strategy. This strategy continues to improve our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits increased $60 million, to $3.618 billion at December 31, 2013 from $3.558 billion at December 31, 2012, non-interest-bearing deposits increased by $134 million, or 14%, to $1.115 billion at year end from $981 million at December 31, 2012, and interest-bearing transaction and savings accounts increased by $83 million, or 5%, to $1.630 billion at December 31, 2013 compared to $1.547 billion a year earlier.  This core deposit growth augmented similarly strong results in 2012 and coupled with significantly better pricing was primarily responsible for the reduced deposit costs and strong net interest margin we experienced in 2013.  Offsetting these increases, certificates of deposit decreased $157 million, or 15%, to $873 million at December 31, 2013 from $1.029 billion at December 31, 2012.  A portion of the decrease in certificates of deposit was in brokered certificates, which decreased $11 million from the prior year-end balances; however, much of the decrease reflects a reduction in retail certificates as a result of management’s pricing decisions designed to allow maturing higher priced certificates to migrate off the balance sheet or into core deposit accounts.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 11:  Deposits

	December 31
	2013			2012			2011
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$1,115,346	30.8%	$134,106	$981,240	27.6%	$203,677	$777,563	22.4%
Interest-bearing checking	422,910	11.7	12,594	410,316	11.5	47,774	362,542	10.4
Regular savings	798,764	22.1	70,807	727,957	20.5	58,361	669,596	19.3
Money market	408,211	11.3	(787)	408,998	11.5	(6,458)	415,456	11.9
Total transaction and savings accounts	2,745,231	75.9	216,720	2,528,511	71.1	303,354	2,225,157	64.0
Certificates maturing:
Within one year	660,394	18.2	(99,232)	759,626	21.3	(212,689)	972,315	28.0
After one year, but within two years	117,789	3.3	(35,582)	153,371	4.3	(15,982)	169,353	4.9
After two years, but within five years	90,880	2.5	(21,892)	112,772	3.2	7,169	105,603	3.0
After five years	3,632	0.1	108	3,524	0.1	298	3,226	0.1
Total certificate accounts	872,695	24.1	(156,598)	1,029,293	28.9	(221,204)	1,250,497	36.0
Total Deposits	$3,617,926	100.0%	$60,122	$3,557,804	100.0%	$82,150	$3,475,654	100.0%

Included in Total Deposits:
Public transaction accounts	$87,521	2.4%	$7,566	$79,955	2.2%	$7,891	$72,064	2.1%
Public interest-bearing certificates	51,465	1.4	(9,053)	60,518	1.7	(6,594)	67,112	1.9
Total public deposits	$138,986	3.8%	$(1,487)	$140,473	3.9%	$1,297	$139,176	4.0%
Total brokered deposits	$4,291	0.1%	$(11,411)	$15,702	0.4%	$(33,492)	$49,194	1.4%

The following table indicates the amount of the Banks’ certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2013 (in thousands):

Table 12:  Maturity Period—$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater
Maturing in three months or less	$129,238
Maturing after three months through six months	82,766
Maturing after six months through twelve months	155,529
Maturing after twelve months	118,417
Total	$485,950

Table 13: Geographic Concentration of Deposits

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2013 (in thousands):

	Washington	Oregon	Idaho	Total
Total deposits	$2,743,230	$626,959	$247,737	$3,617,926
Percent of total deposits	75.9%	17.3%	6.8%	100.0%

Borrowings: The FHLB-Seattle serves as our primary borrowing source.  To access funds, we are required to own a sufficient level of capital stock in the FHLB-Seattle and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided that certain creditworthiness standards have been met.  At December 31, 2013, we had $27 million of borrowings from the FHLB-Seattle (at fair value) at a weighted average rate of 0.27%, an increase of $17 million compared to a year earlier.  Also at December 31, 2013, we had an investment of $35 million in FHLB-Seattle capital stock.  At that date, Banner Bank was authorized by the FHLB-Seattle to borrow up to $767 million under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $26 million under a similar agreement.

Table 14:  FHLB Advances Outstanding

The following table provides additional detail on our FHLB advances as of December 31, 2013 and 2012 (dollars in thousands):

	December 31
	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$27,000	0.23%	$10,000	2.38%
Maturing after one year through three years	—	—	—	—
Maturing after three years through five years	—	—	—	—
Maturing after five years	203	5.94	210	5.94
Total FHLB advances, at par	27,203	0.27	10,210	2.45
Fair value adjustment	47		94
Total FHLB advances, carried at fair value	$27,250		$10,304

At certain times the Federal Reserve Bank has also served as an important source of borrowings.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle.  At December 31, 2013, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $564 million from the Federal Reserve Bank; however, at that date we had no funds borrowed under this arrangement.

We also issue retail repurchase agreements to customers that are primarily related to customer cash management accounts and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2013, retail repurchase agreements totaling $83 million, with a weighted average rate of 0.20%, were secured by a pledge of certain mortgage-backed securities and agency securities.  Retail repurchase agreement balances, which are primarily associated with sweep account arrangements, increased $6 million, or 8%, from the 2012 year-end balance.  We had no outstanding borrowings under wholesale repurchase agreements at December 31, 2013 or 2012.

We have issued an aggregate of $120 million, net of repayments, of trust preferred securities (TPS) since 2002.  The junior subordinated debentures associated with the TPS have been recorded as liabilities on our Consolidated Statements of Financial Condition, although portions of the TPS qualify as Tier 1 or Tier II capital for regulatory capital purposes.  The junior subordinated debentures are carried at fair value on our Consolidated Statements of Financial Condition and have an estimated fair value of $74 million at December 31, 2013.  At December 31, 2013, the TPS had a weighted average rate of 2.33%.  See Notes 1 and 12 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

Asset Quality:  Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. As a result, our non-performing assets declined substantially in 2012 and decreased further in 2013. All of our key credit quality metrics have improved compared to a year ago, and as a result our credit costs have been significantly reduced. In addition, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results. While our non-performing assets and credit costs have been materially reduced, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-performing assets decreased to $29 million, or 0.66% of total assets, at December 31, 2013, from $50 million, or 1.18% of total assets, at December 31, 2012, and $119 million, or 2.79% of total assets, at December 31, 2011.  Construction and land development loans, including related REO, represented approximately 12% of our non-performing assets at December 31, 2013.  Reflecting lingering weakness in the economy and property values which now have generally stabilized but are lower than when many of the related loans were originated, we continued to maintain a substantial allowance for loan losses at year end even though non-performing loans declined.  At December 31, 2013, our allowance for loan losses was $75 million, or 2.19% of total loans and 303% of non-performing loans, compared to $77 million, or 2.39% of total loans and 225% of non-performing loans at December 31, 2012.  Included in our allowance at December 31, 2013 was an unallocated portion of $7 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

The primary components of the $29 million in non-performing assets are $22 million in nonaccrual loans and $4 million in REO and other repossessed assets.  The geographic distribution of non-performing assets included approximately $12 million, or 41%, in the Puget Sound region, $8 million, or 27%, in the greater Portland market area, $1 million, or 5%, in the greater Boise market area, and $8 million, or 27%, in other areas of Washington, Oregon and Idaho.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At December 31, 2013, we had $47 million of restructured loans currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 15:  Non-Performing Assets

	December 31
	2013	2012	2011	2010	2009
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$6,287	$6,579	$9,226	$24,727	$7,300
Multifamily	—	—	362	1,889	383
Construction/land	1,193	3,672	27,731	75,734	159,264
One- to four-family	12,532	12,964	17,408	16,869	14,614
Commercial business	723	4,750	13,460	21,100	21,640
Agricultural business, including secured by farmland	—	—	1,896	5,853	6,277
Consumer	1,173	3,396	2,905	2,332	3,923
	21,908	31,361	72,988	148,504	213,401
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	2,611	2,877	2,147	2,955	358
Commercial business	—	—	4	—	—
Agricultural business, including secured by farmland	105	—	—	—	—
Consumer	144	152	173	30	91
	2,860	3,029	2,324	2,985	449
Total non-performing loans	24,768	34,390	75,312	151,489	213,850
Securities on nonaccrual	—	—	500	1,896	4,232
REO assets held for sale, net (2)	4,044	15,778	42,965	100,872	77,743
Other repossessed assets held for sale, net	115	75	74	73	59
Total non-performing assets	$28,927	$50,243	$118,851	$254,330	$295,884
Total non-performing loans to net loans before allowance for loan losses	0.72%	1.06%	2.28%	4.45%	5.64%
Total non-performing loans to total assets	0.56%	0.81%	1.77%	3.44%	4.53%
Total non-performing assets to total assets	0.66%	1.18%	2.79%	5.77%	6.27%
Restructured loans (3)	$47,428	$57,462	$54,533	$60,115	$43,683
Loans 30-89 days past due and on accrual	$8,784	$11,685	$9,962	$28,847	$34,156

(1)
Includes $5.7 million of non-accrual restructured loans. For the year ended December 31, 2013, $381,000 in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

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

In addition to the non-performing loans noted in Table 15, as of December 31, 2013, we had classified loans with an aggregate outstanding balance of $88 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table provides additional detail and geographic concentration of non-performing assets at December 31, 2013 (dollars in thousands):

Table 16: Non-Performing Assets by Geographic Concentration

	Washington	Oregon	Idaho	Total
Secured by real estate:
Commercial	$6,239	$—	$48	$6,287
Construction and land
One- to four-family construction	—	269	—	269
Residential land acquisition & development	—	750	—	750
Residential land improved lots	—	174	—	174
Total construction and land	—	1,193	—	1,193
One- to four-family	9,466	5,066	611	15,143
Commercial business	663	60	—	723
Agricultural business, including secured by farmland	105	—	—	105
Consumer	1,021	40	256	1,317
Total non-performing loans	17,494	6,359	915	24,768
REO and repossessed assets	2,026	1,628	505	4,159
Total non-performing assets at end of the period	$19,520	$7,987	$1,420	$28,927
Percent of non-performing assets	67.5%	27.6%	4.9%	100.0%

Table 17:  Non-Performing Loan Summary

Within our non-performing loans, we have a total of two nonaccrual lending relationships, each with aggregate loan exposures in excess of $1 million that collectively comprise $3.4 million, or 13.6% of our total non-performing loans as of December 31, 2013, and the single largest relationship totaled $1.8 million at that date.  The most significant of our non-performing loan exposures at December 31, 2013 are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location

$1,572	6.3%	Commercial building	Central Washington
1,820	7.3	Commercial building	Greater Spokane, WA area
21,376	86.4	Relationships under $1 million; various collateral	Sum of 125 loans spread throughout the franchise
$24,768	100.0%	Total non-performing loans

Table 18:  Real Estate Owned Summary

At December 31, 2013, we had $4.0 million of REO, the most significant component of which is a subdivision in the greater Portland, Oregon area consisting of 13 residential buildable lots and 33.2 acres of undeveloped land with a book value of $940,000. All other REO holdings have individual book values of less than $500,000. The table below summarizes our REO by geographic location and property type (dollars in thousands):

Amount	Percent of Total REO	REO Description	Geographic Location

$1,623	40.1%	Three single family residences 11 residential buildable lots 33 acres undeveloped land Four acres undeveloped buildable land	Greater Portland, OR area
1,094	27.1	Two single family residences One residential lot Two parcels of undeveloped residential land Two acres of buildable residential land One single family condominium unit	Greater Seattle-Puget Sound area
788	19.5	One single family residence under construction Three residential lots 13 acres of undeveloped land One parcel of bare land	Other Washington locations
505	12.5	Two single family residences One residential lot One commercial office building	Greater Boise, ID area
34	0.8	One single family residence	Greater Spokane, WA area
$4,044	100.0%

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

Following three difficult years and despite a still challenging economy, Banner Corporation returned to profitability in 2011 and achieved significantly increased profitability in 2012 and 2013.  For the year ended December 31, 2013, we had net income and net income available to common shareholders of $46.6 million, or $2.40 per diluted share.  This compares to net income of $64.9 million, which, after providing for the preferred stock dividend of $4.9 million, the related discount accretion of $3.3 million, and including a $2.5 million gain on repurchase and retirement of preferred stock, resulted in net income to common shareholders of $59.1 million, or $3.16 per diluted share, for the year ended December 31, 2012. While our return to profitability has largely resulted from a material decrease in credit costs, particularly our provision for loan losses, it also reflects strong revenue generation from our core operations.  The decrease in credit costs reflects a significantly reduced level of non-performing assets while the improvement in net revenues has been driven largely by increased deposit fees and other service charges fueled by growth in core deposits and a significant increase in revenues from mortgage banking, notwithstanding a decrease in 2013 compared to 2012, as well as solid net interest income as a result of lower funding costs and reduced non-performing assets.  In addition, deposit insurance expenses decreased due to improvements in our asset quality and earnings performance. Despite these positive trends, the current year results reflect the difficult operating environment presented by continued very low market interest rates and slow economic growth, which resulted in a decline in our net interest margin, and modest loan demand as well as reduced mortgage banking revenues as refinancing activity moderated. The results for the year ended December 31, 2013 also include a $22.5 million provision for income taxes while the results for 2012 included a $24.8 million net benefit from income taxes as a result of reversing the valuation allowance for our deferred tax assets during the year.

Aside from credit costs, our operating results depend largely on our net interest income which, as explained below, decreased by $932,000 to $166.7 million, primarily because of a significant reduction in loan yields and despite an increase in average interest-earning assets and further reductions in deposit and funding costs.  Our operating results for the year ended December 31, 2013 also reflected a significant increase in other operating income, which was particularly influenced by a termination fee of $3.0 million related to a proposed acquisition, $1.0 million in gains on the sale of securities and a reduction of $14.2 million in net charges as a result of changes in the valuation of financial instruments carried at fair value. Excluding fair value and OTTI adjustments, the acquisition termination fee and gains on sale of securities, our other operating income decreased by $2.5 million to $41.2 million for the year ended December 31, 2013 compared to $43.8 million the preceding year, primarily as a result of a $2.6 million decrease in mortgage banking revenue.  Other operating expenses decreased modestly to $141.0 million for the year ended December 31, 2013 compared with $141.5 million for the year ended December 31, 2012.

Net Interest Income.  Net interest income before provision for loan losses decreased by $932,000, or 0.6%, to $166.7 million for the year ended December 31, 2013, compared to $167.6 million one year earlier, primarily as a result of a decrease in the net interest margin and despite a modest increase in average interest-earning assets.  The net interest margin of 4.11% for the year ended December 31, 2013 decreased six basis points from the prior year, largely as a result of continuing exceptionally low market interest rates on asset yields. Nonaccruing loans reduced the margin by just one basis point during the year ended December 31, 2013, compared to a margin reduction of eight basis points in the year ended December 31, 2012.  Reflecting the low interest rate environment, the yield on interesting-earning assets for the year ended December 31, 2013 decreased by 23 basis points compared to the prior year.  Funding costs were also significantly lower, although not enough to offset the decline in asset yields, as the cost of interest-bearing liabilities decreased by 18 basis points compared to the prior year.  As a result, the net interest spread decreased to 4.08% for the year ended December 31, 2013 compared to 4.13% for the prior year and was only partially offset by the 1% increase in average interest-earning assets.

Interest Income.  Interest income for the year ended December 31, 2013 was $179.7 million, compared to $187.2 million for the prior year, a decrease of $7.5 million, or 4%.  The decrease in interest income occurred as a result of a decline in the yield on interest-earning assets, which was only partially offset by an increase in average balances. The average balance of interest-earning assets was $4.053 billion for the year ended December 31, 2013, an increase of $33 million, or 1%, compared to $4.020 billion one year earlier. The yield on average interest-earning assets decreased 23 basis points to 4.43% for the year ended December 31, 2013, compared to 4.66% one year earlier. The decrease in the yield on earning assets reflects the continuing erosion of yields as loans and investments mature or prepay and are replaced by lower yielding assets in the current low interest rate environment. The continuing pressure from lower market interest rates was particularly evident as our loan yields decreased 31 basis points to 5.10% for the year ended December 31, 2013 compared to 5.41% in the preceding year.  We believe that loan yields will likely continue to decline in the current interest rate environment as new origination activity will reflect market rates that are below the average portfolio yield and opportunities to further reduce the impact of non-performing loans have diminished. Average loans receivable for the year ended December 31, 2013 increased $52 million, or 2%, to $3.276 billion, compared to $3.224 billion for the prior year.  Interest income on loans decreased by $7.1 million, or 4%, to $167.2 million for the current year from $174.3 million for the year ended December 31, 2012, reflecting the impact of the 31 basis point decrease in the average yield on loans, partially offset by the $52 million increase in average loan balances.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased to $777 million for the year ended December 31, 2013 (excluding the effect of fair value adjustments), compared to $796 million for the year ended December 31, 2012 and the interest and dividend income from those investments decreased by $332,000 compared to the prior year.  The average yield on the combined portfolio was 1.61% for the year ended December 31, 2012, unchanged from the prior year. The adverse impact of lower market rates on the combined yield on these investments was offset by changes in the mix to include lower balances of daily interest-bearing deposits and more securities.

Interest Expense.  Interest expense for the year ended December 31, 2013 was $13.0 million, compared to $19.5 million for the prior year, a decrease of $6.5 million, or 33%.  The decrease in interest expense occurred as a result of an 18 basis point decrease in the average cost of all interest-bearing liabilities to 0.35% for the year ended December 31, 2013, from 0.53% one year earlier, partially offset by a $59 million, or 2%, increase in average interest-bearing liabilities.  This increase in average interest-bearing balances reflects increases in transaction and savings accounts and advances from the FHLB, offset by a continued decline in certificates of deposits. The growth in non-interest-bearing deposits and other transaction and savings accounts during the past three years has significantly contributed to our reduced funding costs.

Deposit interest expense decreased $5.4 million, or 36%, to $9.7 million for the year ended December 31, 2013 compared to $15.1 million for the prior year as a result of a 16 basis point decrease in the cost of deposits, partially offset by a $68 million, or 2%, increase in the average balance of deposits.  Average deposit balances increased to $3.515 billion for the year ended December 31, 2013, from $3.448 billion for the year ended December 31, 2012, while the average rate paid on deposit balances decreased to 0.28% in the current year from 0.44% for the prior year.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates as evidenced by the continuing decline in our deposit costs despite relatively stable short-term market interest rates over the past twelve months.

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

Average FHLB advances (excluding the effect of fair value adjustments) increased to $18.9 million for the year ended December 31, 2013, compared to $10.2 million for the prior year, while the average rate paid on FHLB advances for the year ended December 31, 2013 decreased to 0.52% from 2.49% for the year ended December 31, 2012.  Average FHLB advances increased as a result of certain cash management activities at Banner Bank, while the cost of the advances declined as a result of the maturity of a higher rate fixed-term advance in February 2013. The decline in average rate paid on FHLB advances was responsible for the $155,000 decrease in the related interest expense to $99,000 for the year ended December 31, 2013, from $254,000 in the prior year, despite the increase in the average balance outstanding for the year.

Other borrowings consist of retail repurchase agreements with customers secured by certain investment securities and, prior to March 31, 2012, $50 million of senior bank notes issued under the Temporary Liquidity Guarantee Program (TLGP). The average balance for other borrowings decreased $17 million to $85 million during the current year from $102 million one year earlier, while the average rate on other borrowings decreased to 0.23% from 0.74% a year earlier. As a result, interest expense for other borrowing decreased to $192,000 for the year ended December 31, 2013, compared to $758,000 for the year ended December 31, 2012. The senior bank notes had a fixed rate of 2.625%, plus a 1.00% guarantee fee, and matured on March 31, 2012.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) for both the years ended December 31, 2013 and 2012. During 2013, the average rate decreased to 2.40% compared to 2.74% for 2012. Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index; however, one $25 million issue of junior subordinated debentures had a fixed rate of 6.56%

for an initial five-year period which expired on February 29, 2012. Subsequent to that date, the interest rate on that debenture resets every three months at a rate of three-month LIBOR plus 1.62%. The change in the rate on that debenture, coupled with a modestly lower level of LIBOR, resulted in the lower cost of the junior subordinated debentures for the year ended December 31, 2013 compared to the prior year.

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

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):

Table 19: Analysis of Net Interest Spread

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Average Balance	Interest and Dividends	Yield/ Cost (4)	Average Balance	Interest and Dividends	Yield/ Cost (4)	Average Balance	Interest and Dividends	Yield/ Cost (4)
Interest-earning assets:
Mortgage loans	$2,388,222	$124,859	5.23%	$2,380,308	$131,523	5.53%	$2,464,462	$139,102	5.64%
Commercial/agricultural loans	783,076	35,622	4.55	751,486	36,836	4.90	744,439	39,127	5.26
Consumer and other loans	104,469	6,724	6.44	91,983	5,963	6.48	88,749	6,128	6.90
Total loans (1)	3,275,767	167,205	5.10	3,223,777	174,322	5.41	3,297,650	184,357	5.59
Mortgage-backed securities	335,680	5,168	1.54	188,806	4,176	2.21	87,463	3,455	3.95
Other securities	320,283	7,107	2.22	431,580	8,328	1.93	423,612	9,245	2.18
Interest-bearing deposits with banks	85,178	214	0.25	138,179	336	0.24	219,025	506	0.23
FHLB stock	36,154	18	0.05	37,263	—	—	37,371	—	—
Total investment securities	777,295	12,507	1.61	795,828	12,840	1.61	767,471	13,206	1.72
Total interest-earning assets	4,053,062	179,712	4.43	4,019,605	187,162	4.66	4,065,121	197,563	4.86
Non-interest-earning assets	204,077			199,561			215,646
Total assets	$4,257,139			$4,219,166			$4,280,767
Interest-bearing liabilities:
Savings accounts	$763,318	1,572	0.21	$682,173	1,825	0.27	$648,262	3,119	0.48
Checking and interest-bearing checking accounts (2)	1,398,876	380	0.03	1,203,991	491	0.04	1,035,100	811	0.08
Money market accounts	410,031	950	0.23	411,453	1,319	0.32	437,561	2,469	0.56
Certificates of deposit	943,268	6,835	0.72	1,150,288	11,472	1.00	1,389,351	19,765	1.42
Total deposits	3,515,493	9,737	0.28	3,447,905	15,107	0.44	3,510,274	26,164	0.75
Other interest-bearing liabilities:
FHLB advances	18,935	99	0.52	10,215	254	2.49	14,699	370	2.52
Other borrowings	84,961	192	0.23	102,193	758	0.74	154,140	2,265	1.47
Junior subordinated debentures	123,716	2,968	2.40	123,716	3,395	2.74	123,716	4,193	3.39
Total borrowings	227,612	3,259	1.43	236,124	4,407	1.87	292,555	6,828	2.33
Total interest-bearing liabilities	3,743,105	12,996	0.35	3,684,029	19,514	0.53	3,802,829	32,992	0.87
Non-interest-bearing liabilities (3)	(11,970)			(22,757)			(40,266)
Total liabilities	3,731,135			3,661,272			3,762,563
Stockholders’ equity	526,004			557,894			518,204
Total liabilities and stockholders’ equity	$4,257,139			$4,219,166			$4,280,767
Net interest income/rate spread		$166,716	4.08%		$167,648	4.13%		$164,571	3.99%
Net interest margin			4.11%			4.17%			4.05%
Ratio of average interest-earning assets to average interest-bearing liabilities			108.28%			109.11%			106.90%

(footnotes follow)

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average balances include non-interest-bearing deposits.

(3)	Average non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(4)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

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

Table 20:  Rate/Volume Analysis

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Mortgage loans	$(7,100)	$436	$(6,664)	$(2,891)	$(4,688)	$(7,579)
Commercial/agricultural loans	(2,721)	1,507	(1,214)	(2,658)	367	(2,291)
Consumer and other loans	(43)	804	761	(383)	218	(165)
Total loans (1)	(9,864)	2,747	(7,117)	(5,932)	(4,103)	(10,035)
Mortgage-backed securities	(1,547)	2,539	992	(2,005)	2,726	721
Other securities	1,131	(2,352)	(1,221)	(1,088)	171	(917)
Interest-bearing deposits with banks	11	(133)	(122)	26	(196)	(170)
FHLB stock	19	(1)	18	—	—	—
Total investment securities	(386)	53	(333)	(3,067)	2,701	(366)
Total net change in interest income on interest- earning assets	(10,250)	2,800	(7,450)	(8,999)	(1,402)	(10,401)
Interest-bearing liabilities:
Deposits (2)	(3,795)	(1,575)	(5,370)	(8,159)	(2,898)	(11,057)
FHLB advances	(283)	128	(155)	(4)	(112)	(116)
Other borrowings	(455)	(111)	(566)	(897)	(610)	(1,507)
Junior subordinated debentures	(427)	—	(427)	(798)	—	(798)
Total borrowings	(1,165)	17	(1,148)	(1,699)	(722)	(2,421)
Total net change in interest expense on interest-bearing liabilities	(4,960)	(1,558)	(6,518)	(9,858)	(3,620)	(13,478)
Net change in net interest income	$(5,290)	$4,358	$(932)	$859	$2,218	$3,077

(1)	Includes loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Includes non-interest-bearing deposits.

Provision and Allowance for Loan Losses.  As a result of substantial reserves already in place representing 2.19% of total loans outstanding, as well as declining delinquencies and net charge-offs, during the year ended December 31, 2013 we did not record a provision for loan losses. This compares to a $13 million provision for the year ended December 31, 2012.  As discussed in the “Summary of Critical Accounting Policies” section above and in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

Reflecting lingering weakness in the economy, we continue to maintain a substantial allowance for loan losses at December 31, 2013, even though non-performing loans declined during the year. The allowance for loan losses also continues to reflect our concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots. These concerns have remained elevated during the past five years as price declines for housing and related lot and land markets occurred in most areas of the Puget Sound and Portland regions where a significant portion of our one- to four-family residential and construction and development loans are located. Diminished home values also continue to contribute to defaults in our residential mortgage and home equity loan portfolios which now represent the largest portion of impaired loans in our total loan portfolio. However, more recently we have been encouraged by evidence of stabilization or modest improvement in most markets in our service areas and significant improvement in certain areas. Aside from housing-related loans, non-performing loans often reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity and diminished commercial real estate values have been significant contributing factors to delinquencies and defaults in other non-housing-related segments of the portfolio. Nonetheless, our credit quality indicators have continued to significantly improve, eliminating the need for a provision for loan losses for the year ended December 31, 2013.

We recorded net charge-offs of $3 million for the year ended December 31, 2013, compared to $18 million for the prior year, and non-performing loans decreased by $9 million during the year to $25 million at December 31, 2013, compared to $34 million at December 31, 2012.  A comparison of the allowance for loan losses at December 31, 2013 and 2012 reflects a decrease of $2 million, or 3%, to $75 million at December 31, 2013, from $77 million at December 31, 2012.  Included in our allowance at December 31, 2013 was an unallocated portion of $7 million, which was based upon our evaluation of various factors that were not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 2.19% at December 31, 2013, compared to 2.39% at December 31, 2012.  However, as a result of the reduction in problem loans, the allowance as a percentage of non-performing loans increased to 303% at December 31, 2013, compared to 225% a year earlier.

As of December 31, 2013, we had identified $72 million of impaired loans.  Impaired loans are comprised of loans on nonaccrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools.  For more information on these impaired loans, refer to Notes 6 and 22 of the Notes to the Consolidated Financial Statements.

We believe that the allowance for loan losses as of December 31, 2013 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated (dollars in thousands):

Table 21:  Changes in Allowance for Loan Losses

	Years Ended December 31
	2013	2012	2011	2010	2009
Balance, beginning of period	$77,491	$82,912	$97,401	$95,269	$75,197
Provision	—	13,000	35,000	70,000	109,000
Recoveries of loans previously charged off:
Commercial real estate	2,367	921	53	—	—
Construction and land	2,275	2,954	1,602	897	715
Commercial business	1,673	2,425	1,082	2,865	545
Agricultural business, including secured by farmland	697	49	20	45	38
One- to four-family real estate	145	586	356	136	138
Consumer	340	531	304	284	275
	7,497	7,466	3,417	4,227	1,711
Loans charged off:
Commercial real estate	(2,569)	(4,065)	(6,079)	(1,668)	(1)
Multifamily real estate	—	—	(682)	—	—
Construction and land	(1,821)	(6,546)	(26,328)	(43,592)	(64,456)
Commercial business	(1,782)	(6,485)	(8,396)	(15,244)	(11,541)
Agricultural business, including secured by farmland	(248)	(456)	(477)	(1,940)	(3,877)
One- to four-family real estate	(2,139)	(5,328)	(9,910)	(7,860)	(8,795)
Consumer	(1,439)	(3,007)	(1,034)	(1,791)	(1,969)
	(9,998)	(25,887)	(52,906)	(72,095)	(90,639)
Net charge-offs	(2,501)	(18,421)	(49,489)	(67,868)	(88,928)
Balance, end of period	$74,990	$77,491	$82,912	$97,401	$95,269
Allowance for loan losses as a percent of total loans	2.19%	2.39%	2.52%	2.86%	2.51%
Net loan charge-offs as a percent of average outstanding loans during the period	0.08%	0.57%	1.50%	1.88%	2.28%
Allowance for loan losses as a percent of non-performing loans	303%	225%	110%	64%	45%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 22:  Allocation of Allowance for Loan Losses

	December 31
	2013		2012		2011		2010		2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Specific or allocated loss allowances (1):
Commercial real estate	$16,759	34.9%	$15,322	33.1%	$16,457	33.1%	$11,779	31.3%	$8,278	28.5%
Multifamily real estate	5,306	4.0	4,506	4.3	3,952	4.2	3,963	4.0	90	4.1
Construction and land	17,640	10.3	14,991	9.4	18,184	9.8	33,121	13.0	45,209	18.6
Commercial business	11,773	20.0	9,957	19.1	15,159	18.2	24,545	17.2	22,054	16.8
Agricultural business, including secured by farmland	2,841	6.7	2,295	7.1	1,548	6.6	1,846	6.0	919	5.4
One- to four-family real estate	11,486	15.5	16,475	18.0	12,299	19.5	5,829	20.1	2,912	18.6
Consumer	1,335	8.6	1,348	9.0	1,253	8.6	1,794	8.4	1,809	8.0
Total allocated	67,140		64,894		68,852		82,877		81,271
Estimated allowance for undisbursed commitments	630	n/a	758	n/a	678	n/a	1,426	n/a	1,594	n/a
Unallocated (1)	7,220	n/a	11,839	n/a	13,382	n/a	13,098	n/a	12,404	n/a
Total allowance for loan losses	$74,990	100.0%	$77,491	100.0%	$82,912	100.0%	$97,401	100.0%	$95,269	100.0%

(1)
We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectability is not reasonably assured).  The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, gain on sale of securities and an acquisition termination fee in 2013, as well as non-interest revenues from core operations, increased $16.4 million to $43.3 million for the year ended December 31, 2013, compared to $26.9 million for the year ended December 31, 2012.  This increase was primarily due to a $14.2 million favorable variance in net fair value adjustments compared to the prior year.  Excluding fair value and OTTI adjustments and gains on the sale of securities, and, in the current year, a fee received from the termination of the proposed acquisition of Home Federal Bancorp, Inc., other operating income from core operations decreased $2.5 million to $41.2 million for the year ended December 31, 2013 compared to $43.8 million at December 31, 2012, largely as a result of decreased revenues from mortgage banking. Mortgage banking revenues decreased by $2.6 million as production and sales of loans were adversely impacted by lower levels of refinancing in the second half of the year.  Loan sales for the year ended December 31, 2013 totaled $445 million, compared to $505 million for the year ended December 31, 2012.  The reduction in gains from loan sales was partially offset by the reversal during the year of a $1.3 million valuation allowance for our mortgage servicing rights. Importantly, and primarily as a result of growth in our customer base, income from deposit fees and other service charges increased by $1.3 million, or approximately 5%, to $26.6 million for the year ended December 31, 2013, compared to $25.3 million for the prior year.  Miscellaneous revenues decreased $1.2 million, largely as a result of decreased fees associated with interest rate swaps and income on bank-owned life insurance, which was elevated in 2012 as a result of a death benefit, partially offset by a $450,000 recovery from the IRS as a result of amending certain prior-period income tax returns.

For the year ended December 31, 2013, we recorded a net charge of $2.3 million for changes in the valuation of financial instruments carried at fair value, compared to a net charge of $16.5 million for the year ended December 31, 2012.  The adjustments in 2013 primarily reflect changes in the valuation of certain investment securities, which resulted in $1.5 million in charges, as well as changes in the valuation of the junior subordinated debentures we have issued, which resulted in $865,000 in charges.  The net fair value loss in 2012 was largely a result of changes in the valuation of our junior subordinated debentures, which resulted in $23.1 million in charges that were partially offset by $6.3 million in net gains in the values of certain investment securities.  As discussed more thoroughly in Note 22 of the Notes to the Consolidated Financial Statements, the valuation for many of these financial instruments has become very difficult and more subjective in recent periods as current and reliable observable transaction data generally does not exist.

Other Operating Expenses.  Other operating expenses for the year ended December 31, 2013 totaled $141.0 million compared to $141.5 million in 2012, a decrease of $478,000, or 0.3%, compared to the prior year, largely as a result of decreased costs related to REO and FDIC deposit insurance which were partially offset by increased compensation and payment and card processing expenses.  Total REO expenses reflected a net credit of $689,000, including $2.4 million of net gains on sale of properties and $785,000 in write-downs, for the year ended December 31, 2013, compared to an expense of $3.4 million, including $4.7 million in gains and $5.2 million in write-downs, for the year ended December 31, 2012.  Importantly, our total REO was reduced by nearly $12 million during 2013 to $4 million at December 31, 2013, compared to $16 million a year earlier. The cost of FDIC insurance decreased by $1.4 million compared to the prior year, largely as a result of a reduction in the premium assessment rate attributed to improvements in the asset quality and earnings performance of Banner Bank.  Compensation expense increased $5.7 million to $84.4 million for the year ended December 31, 2013 from $78.7 million for the year ended December 31, 2012, primarily reflecting salary and wage adjustments, increased staffing and higher benefit costs.  The increase in compensation costs was partially offset by an $823,000 increase in the amount of the credit for capitalized loan origination costs reflecting an increase in loan originations.  Payment and card processing expenses increased by $1.3 million, reflecting the significant growth in core deposits and account activity. Most other expenses were little changed from a year earlier; however, we incurred approximately $550,000 of expenses associated with the proposed acquisition of Home Federal Bancorp, Inc.

Income Taxes: For the year ended December 31, 2013, we recognized $22.5 million in income tax expense for an effective rate of 32.6%, which reflects our normal statutory rate reduced by the impact of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 36.5%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and Idaho income tax rates.

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

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

Following three difficult years and despite a still challenging economy, Banner Corporation returned to profitability in 2011 and achieved significantly increased profitability in 2012.  While this return to profitability largely resulted from a material decrease in credit costs, particularly our provision for loan losses, it also reflected strong revenue generation from our core operations.  The decrease in credit costs reflected a substantially reduced level of non-performing assets while the increase in revenues was driven by improvement in our net interest income and deposit fees and other service charges fueled by growth in core deposits and, in 2012, significantly increased revenues from mortgage banking operations and a substantial net benefit from income taxes.  For the year ended December 31, 2012, we had net income of $64.9 million, which, after providing for the preferred stock dividend of $4.9 million, the related discount accretion of $3.3 million, and including a $2.5 million gain on repurchase and retirement of preferred stock, resulted in net income to common shareholders of $59.1 million, or $3.16 per diluted share.  This compared to net income of $5.5 million, which, after providing for the preferred stock dividend of $6.2 million and related discount accretion of $1.7 million, resulted in a net loss to common shareholders of $2.4 million, or ($0.15) per diluted share, for the year ended December 31, 2011.  Our provision for loan losses was $13.0 million for the year ended December 31, 2012, compared to $35.0 million for the prior year.  For the year ending December 31, 2012, our results also included a net tax benefit of $24.8 million, primarily the result of a reversal of a full valuation allowance for our net deferred tax assets.

Aside from credit costs, our operating results depend largely on our net interest income which, as explained below, increased by $3.1 million to $167.7 million, primarily because of a significant reduction in deposit costs and a reduction in the adverse effect of non-performing assets.  Our operating results for the year ended December 31, 2012 also reflected a decrease in other operating income, which was particularly influenced by a net charge of $16.5 million as a result of changes in the valuation of financial instruments carried at fair value that was only partially offset by increases in deposit fees and service charges, revenues from mortgage banking operations and miscellaneous other operating income. By comparison, for the year ended December 31, 2011, we recorded a $3 million recovery of a previous OTTI charge, which was partially offset by $624,000 in net fair value losses.  Excluding these fair value and OTTI adjustments, our other operating income increased by $12.2 million to $43.8 million for the year ended December 31, 2012 compared to $31.6 million the preceding year, due primarily to a $7.9 million increase in mortgage banking revenue, a $2.3 million increase in deposit fees and service charges and a $2.2 million increase in miscellaneous other operating income.  Other operating expenses decreased to $141.5 million for the year ended December 31, 2012, a decrease of 11% from 2011, largely as a result of decreased costs related to REO and FDIC deposit insurance.

Net Interest Income.  Net interest income before provision for loan losses increased by $3.1 million, or 2%, to $167.7 million for the year ended December 31, 2012, compared to $164.6 million one year earlier, primarily as a result of an increase in the net interest margin and despite a modest decrease in average interest-earning assets.  The net interest margin of 4.17% for the year ended December 31, 2012 increased 12 basis points from the prior year, largely as a result of the effect of a much lower cost of deposits which more than offset a further decrease in asset yields.  While less severe than in 2011 as a result of the significant reduction in problem assets, our net interest margin continued to be adversely affected by the level of nonaccrual loans and other non-performing assets.  However, nonaccruing loans reduced the margin by just eight basis points during the year ended December 31, 2012, a meaningful improvement compared to a 22 basis point reduction for the prior year.  In addition, the mix of earning assets changed to include fewer loans and more securities and interest-bearing deposits as our on-balance-sheet liquidity remained high.  This continued shift in the mix in the very low interest rate environment had an adverse effect on earning asset yields.  Reflecting generally lower market interest rates as well as changes in asset mix, the yield on earning assets for the year ended December 31, 2012 decreased by 20 basis points compared to 2011.  Importantly, however, funding costs were also significantly lower, especially deposit costs which decreased 31 basis points to 0.44% from 0.75% a year earlier, more than offsetting the decline in asset yields.  As a result, the net interest spread expanded to 4.13% for the year ended December 31, 2012 compared to 3.99% for 2011 and was only partially offset by the 1% decline in average interest-earning assets.

Interest Income.  Interest income for the year ended December 31, 2012 was $187.2 million, compared to $197.6 million for the prior year, a decrease of $10.4 million, or 5%.  The decrease in interest income occurred as a result of a $46 million decrease in the average balance of interest-earning assets, as well as a 20 basis point decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 4.66% for the year ended December 31, 2012, compared to 4.86% one year earlier, largely as a result of changes in the mix of assets and the impact of lower market rates on the loan and securities portfolios.  The Federal Reserve continued monetary policy actions during 2012 designed to maintain short-term market interest rates at the extremely low levels of the prior four years and initiated further actions to move intermediate- and longer-term rates even lower in 2012.  Despite the pressure from lower market interest rates, our loan yields were only modestly lower at 5.41% for the year ended December 31, 2012 compared to 5.59% in 2011 largely because of a decrease in the amount of non-performing loans.  Average loans receivable for the year ended December 31, 2012 decreased $74 million, or 2%, to $3.224 billion, compared to $3.298 billion for the prior year.  Interest income on loans decreased by $10.1 million, or 5%, to $174.3 million for the year from $184.4 million for the year ended December 31, 2011, reflecting the decreased average balance and the lower average yield on loans.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $28 million (excluding the effect of fair value adjustments) for the year ended December 31, 2012; however, the interest and dividend income from those investments decreased by $366,000 compared to the prior year.  The effect of the increased average balance was offset as the average yield on the securities portfolio and cash equivalents decreased to 1.61% for the year ended December 31, 2012, from 1.72% one year earlier.  The adverse impact of lower market rates on the combined yield on these investments was partially offset by changes in the mix to include lower balances of daily interest-bearing deposits and more investment securities.

Interest Expense.  Interest expense for the year ended December 31, 2012 was $19.5 million, compared to $33.0 million for the prior year, a decrease of $13.5 million, or 41%.  The sharp decline in interest expense occurred as a result of a 34 basis point decrease in the average cost of all interest-bearing liabilities to 0.53% for the year ended December 31, 2012, from 0.87% one year earlier, and a $119 million, or 3%, decrease in average interest-bearing liabilities.  The decrease in average interest-bearing balances reflected a substantial decrease in the average balance of certificates of deposit, as well as decreases in FHLB advances and other borrowings, which were only partially offset by increases in transaction and savings accounts. The growth in non-interest-bearing deposits and other transaction and savings accounts during 2012 and 2011 significantly contributed to our improved net interest margin in 2012.

Deposit interest expense decreased $11.1 million, or 42%, to $15.1 million for the year ended December 31, 2012 compared to $26.2 million for the prior year as a result of a 31 basis point decrease in the cost of deposits and a $62 million decrease in the average balance of deposits.  Average deposit balances decreased to $3.448 billion for the year ended December 31, 2012, from $3.510 billion for the year ended December 31, 2011, while the average rate paid on deposit balances decreased to 0.44% in 2012 from 0.75% for the prior year.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently lag changes in market interest rates as evidenced by the continuing decline in our deposit costs despite relatively stable short-term market interest rates over the year ended December 31, 2012.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $10 million for the year ended December 31, 2012, compared to $15 million for the year ended December 31, 2011.  The decline in outstanding FHLB advances was almost entirely responsible for the $116,000 decrease in the related interest expense as the average rate paid on FHLB advances remained nearly unchanged for the years ended December 31, 2012 and 2011 at 2.49% and 2.52%, respectively.

Other borrowings consisted of retail repurchase agreements with customers and, prior to March 31, 2012, the $50 million of senior bank notes issued under the TLGP. The senior bank notes had a fixed rate of 2.625%, plus a 1.00% guarantee fee, and matured on March 31, 2012. Repaying these notes resulted in a significant reduction in the cost of borrowings for 2012. Primarily as a result of repaying the senior bank notes, the average balance for other borrowings decreased $52 million to $102 million at December 31, 2012 compared to $154 million a year earlier. The rate on these other borrowings likewise decreased to 0.74% from 1.47% a year earlier and the related interest expense for other borrowings decreased by $1.5 million to $758,000 for the year ended December 31, 2012, from $2.3 million one year earlier.

Junior subordinated debentures which were issued in connection with our trust preferred securities had an average balance (excluding the effect of fair value adjustments) of $124 million for both the years ended December 31, 2012 and 2011.  These junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index. During 2012, the average rate decreased to 2.74% compared to 3.39% for 2011. The lower average cost of the junior subordinated debentures in 2012 was primarily the result of the expiration on February 29, 2012 of a five-year fixed-rate period on one debenture and its repricing from a fixed rate of 6.56% to an adjustable rate of LIBOR plus 1.62%, or 1.99% at December 31, 2012.

Provision and Allowance for Loan Losses.  During the year ended December 31, 2012, the provision for loan losses was $13 million, compared to $35 million for the year ended December 31, 2011.  Our provision for loan losses was substantially less in the year ended December 31, 2012 than in 2011. Nonetheless, it remained elevated in relation to historical loss rates prior to the economic downturn, particularly during the first half of 2012, in response to still high levels of delinquencies, non-performing assets and net charge-offs as well as diminished property values and lingering weakness in the economy.  However, all of our asset quality indicators improved significantly throughout the years 2011 and 2012, allowing us to decrease the level of provisioning as each year progressed.

We recorded net charge-offs of $18 million for the year ended December 31, 2012, compared to $49 million for the prior year, and non-performing loans decreased by $41 million during 2012 to $34 million at December 31, 2012, compared to $75 million at December 31, 2011.  A comparison of the allowance for loan losses at December 31, 2012 and 2011 reflected a decrease of $6 million, or 7%, to $77 million at December 31, 2012, from $83 million at December 31, 2011.  Included in our allowance at December 31, 2012 was an unallocated portion of $12 million, which was based upon our evaluation of various factors that were not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 2.39% at December 31, 2012, compared to 2.52% at December 31, 2011.  However, as a result of the reduction in problem loans, the allowance as a percentage of non-performing loans increased to 225% at December 31, 2012, compared to 110% a year earlier.

As of December 31, 2012, we had identified $92 million of impaired loans.  Impaired loans are comprised of loans on nonaccrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools. For more information on these impaired loans, refer to Notes 6 and 22 of the Notes to the Consolidated Financial Statements.

Other Operating Income.  Other operating income, which included changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, decreased $7.0 million to $26.9 million for the year ended December 31, 2012, compared to $34.0 million for the year ended December 31, 2011.  This decrease was primarily due to a $15.9 million unfavorable variance in net fair value adjustments compared to the prior year.  Excluding fair value and OTTI adjustments and, in 2012, a small gain on the sale of securities, other operating income from core operations increased $12.2 million to $43.8 million for the year ended December 31, 2012 compared to $31.6 million at December 31, 2011, largely as a result of significantly increased revenues from mortgage banking. Mortgage banking revenues increased by $7.9 million as increased production and sales of loans were supported by high levels of refinancing in the very low interest rate environment.  Loan sales for the year ended December 31, 2012 totaled $505 million, compared to $282 million for the year ended December 31, 2011.  Importantly, and primarily as a result of growth in our customer base, income from deposit fees and other service charges increased by $2.3 million, or approximately 10%, to $25.3 million for the year ended December 31, 2012, compared to $23.0 million for the prior year.  By contrast, loan servicing fee income decreased $206,000 compared to the prior year, primarily reflecting a $400,000 impairment charge on our MSRs.  Miscellaneous revenues also increased significantly, largely as a result of increased fees associated with interest rate swaps and income on bank-owned life insurance.

For the year ended December 31, 2012, we recorded a net charge of $16.5 million for changes in the valuation of financial instruments carried at fair value, compared to a net charge of $624,000 for the year ended December 31, 2011.  The adjustments in 2012 primarily reflected changes in the valuation of the junior subordinated debentures we had issued, which resulted in $23.1 million in charges that were partially offset by net gains in the value of certain investment securities.  The net fair value loss in 2011 was also largely a result of changes in the valuation of the junior subordinated debentures, which resulted in $1.6 million in charges that also were partially offset by net gains in the values of certain investment securities.  Additionally, in 2011, we had a $3.0 million recovery as a result of the full cash repayment of a trust preferred security issued by a commercial bank that had been written off as an OTTI charge in 2010.

Other Operating Expenses.  Other operating expenses for the year ended December 31, 2012 totaled $141.5 million compared to $158.1 million in 2011, a decrease of $16.6 million, or 11%, compared to the prior year, largely as a result of decreased costs related to REO and FDIC deposit insurance which were partially offset by increased compensation expenses.  While lower in 2012 than in 2011, both years’ expenses reflected significant costs associated with problem loan collection activities including professional services and valuation charges related to REO. Total REO expenses were $3.4 million, including only $451,000 of net losses and write-downs, for the year ended December 31, 2012, compared to $22.3 million, including $16.4 million of losses and write-downs, for the year ended December 31, 2011.  Importantly, our total REO was reduced by nearly $27 million during 2012 to $16 million at December 31, 2012, compared to $43 million a year earlier. The cost of FDIC insurance decreased by $2.3 million compared to the prior year, largely as a result of the decrease in average deposit balances, leading to a decrease in average assets, and a reduction in the premium assessment rate.  Compensation expense increased $6.2 million to $78.7 million for the year ended December 31, 2012 from $72.5 million for the year ended December 31, 2011, primarily reflecting salary and wage adjustments, increased mortgage banking activity and higher health insurance costs.  The increase in compensation costs was partially offset by a $2.4 million increase in the amount of the credit for capitalized loan origination costs as a result of increased new loan originations and a $1.6 million reduction in professional fees largely due to decreased legal expenses associated with problem loan resolution.  Payment and card processing expenses increased by $730,000, reflecting the increased number of transaction accounts and increased customer usage of debit and credit cards.  All other expenses were only modestly changed from the prior year.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2013, our loans with interest rate floors totaled approximately $1.4 billion and had a weighted average floor rate of 4.85%.  An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates.  Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits.  By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid.  As a result, a prolonged period of very low interest rates will likely result in compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth as of December 31, 2013 and 2012, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Table 23: Interest Rate Risk Indicators

	December 31, 2013
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$(1,137)	(0.7)%	$8,024	2.4%	$(83,191)	(10.8)%
+300	(930)	(0.6)	6,326	1.9	(60,858)	(7.9)
+200	(594)	(0.4)	4,936	1.5	(39,896)	(5.2)
+100	(855)	(0.5)	2,012	0.6	(17,462)	(2.3)
0	—	—	—	—	—	—
-25	70	—	(1,211)	(0.4)	(5,443)	(0.7)
	December 31, 2012
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$(608)	(0.4)%	$6,162	1.9%	$(163,443)	(26.9)%
+300	(485)	(0.3)	4,587	1.4	(118,067)	(19.4)
+200	(348)	(0.2)	3,156	1.0	(76,879)	(12.7)
+100	(888)	(0.5)	345	0.1	(36,029)	(5.9)
0	—	—	—	—	—	—
-25	(27)	—	(1,161)	(0.4)	3,193	0.5

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

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

Table 24, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2013 and 2012.  The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2013, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $590.2 million, representing a one-year cumulative gap to total assets ratio of 13.45%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of December 31, 2013 and 2012 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

The following tables provide a GAP analysis as of December 31, 2013 and 2012 (dollars in thousands):

Table 24:  Interest Sensitivity Gap

	December 31, 2013
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$190,986	$14,034	$14,762	$6,716	$6,104	$75	$232,677
Fixed-rate mortgage loans	125,198	80,918	215,708	132,365	143,301	74,153	771,643
Adjustable-rate mortgage loans	488,491	170,618	367,014	262,053	14,501	—	1,302,677
Fixed-rate mortgage-backed securities	40,564	39,231	150,201	71,491	20,489	18,682	340,658
Adjustable-rate mortgage-backed securities	701	2,054	—	—	—	—	2,755
Fixed-rate commercial/agricultural loans	52,951	37,070	96,339	36,071	12,117	294	234,842
Adjustable-rate commercial/agricultural loans	545,102	12,670	33,587	17,297	532	—	609,188
Consumer and other loans	167,485	15,513	51,210	24,105	14,756	1,483	274,552
Investment securities and interest-earning deposits	164,089	34,652	48,021	35,117	67,131	49,119	398,129
Total rate sensitive assets	1,775,567	406,760	976,842	585,215	278,931	143,806	4,167,121
Interest-bearing liabilities: (2)
Interest-bearing checking accounts	74,501	61,484	143,462	143,462			422,909
Regular savings	119,815	119,815	279,567	279,567	—	—	798,764
Money market deposit accounts	204,106	122,463	81,642	—	—	—	408,211
Certificates of deposit	388,230	267,746	169,442	43,386	3,856	35	872,695
FHLB advances	27,203	—	—	—	—	—	27,203
Trust preferred securities	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	83,056	—	—	—	—	—	83,056
Total rate sensitive liabilities	1,020,627	571,508	674,113	466,415	3,856	35	2,736,554
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$754,940	$(164,748)	$302,729	$118,800	$275,075	$143,771	$1,430,567
Cumulative excess (deficiency) of interest-sensitive assets	$754,940	$590,192	$892,921	$1,011,721	$1,286,796	$1,430,567	$1,430,567
Cumulative ratio of interest-earning assets to interest-bearing liabilities	173.97%	137.07%	139.40%	137.02%	147.02%	152.28%	152.28%
Interest sensitivity gap to total assets	17.20%	(3.75)%	6.90%	2.71%	6.27%	3.28%	32.60%
Ratio of cumulative gap to total assets	17.20%	13.45%	20.35%	23.06%	29.32%	32.60%	32.60%

(footnotes follow)

Table 24:  Interest Sensitivity Gap (continued)

	December 31, 2012
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$165,905	$10,984	$21,430	$4,933	$2,102	$39	$205,393
Fixed-rate mortgage loans	151,588	94,294	241,811	135,813	155,118	60,460	839,084
Adjustable-rate mortgage loans	424,937	136,720	321,554	259,410	12,622	—	1,155,243
Fixed-rate mortgage-backed securities	33,360	29,831	98,904	68,115	28,972	25,776	284,958
Adjustable-rate mortgage-backed securities	1,574	3,376	—	—	—	—	4,950
Fixed-rate commercial/agricultural loans	48,658	34,237	79,089	35,713	7,732	126	205,555
Adjustable-rate commercial/agricultural loans	508,340	12,270	37,324	15,905	24	—	573,863
Consumer and other loans	170,879	14,357	35,701	21,450	19,110	1,181	262,678
Investment securities and interest-earning deposits	240,794	33,840	63,488	31,626	62,954	63,681	496,383
Total rate sensitive assets	1,746,035	369,909	899,301	572,965	288,634	151,263	4,028,107
Interest-bearing liabilities: (2)
Interest-bearing checking accounts	78,015	58,641	136,830	136,830			410,316
Regular savings	109,243	109,243	254,900	254,900	—	—	728,286
Money market deposit accounts	204,499	122,699	81,800	—	—	—	408,998
Certificates of deposit	453,519	299,246	216,651	56,352	3,490	34	1,029,292
FHLB advances	10,000	—	—	—	—	—	10,000
Other borrowings	—	—	—	—	—	—	—
Trust preferred securities	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	76,634	—	—	—	—	—	76,634
Total rate sensitive liabilities	1,055,626	589,829	690,181	448,082	3,490	34	2,787,242
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$690,409	$(219,920)	$209,120	$124,883	$285,144	$151,229	$1,240,865
Cumulative excess (deficiency) of interest-sensitive assets	$690,409	$470,489	$679,609	$804,492	$1,089,636	$1,240,865	$1,240,865
Cumulative ratio of interest-earning assets to interest-bearing liabilities	165.40%	128.59%	129.10%	128.90%	139.09%	144.52%	144.52%
Interest sensitivity gap to total assets	16.19%	(5.16)%	4.90%	2.93%	6.68%	3.55%	29.09%
Ratio of cumulative gap to total assets	16.19%	11.03%	15.93%	18.86%	25.54%	29.09%	29.09%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(337.5) million, or (7.7%) of total assets at December 31, 2013, and $(394.8) million, or (9.3%), at December 31, 2012.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 19, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the years ended December 31, 2013, 2012 and 2011, we purchased loans of $49 million, $18 million and $28 million, respectively. Our loan originations exceeded our loan repayments during the years ended December 31, 2013, 2012 and 2011 by $579 million, $448 million and $247 million, respectively.  This activity was funded primarily by sales of loans and increased deposits.  During the years ended December 31, 2013, 2012 and 2011, we sold $445 million, $505 million, and $282 million, respectively, of loans.  During the year ended December 31, 2013, deposits increased by $60 million, as increased core deposits offset a $157 million decline in certificates of deposit. Deposits increased by $82 million during the year ended December 31, 2012 and decreased $116 million in the prior year. In each of the last three years our core deposits have significantly increased as a result of our increased marketing focus on retail deposits and our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off.  Additionally, during 2013 we further reduced brokered deposits by $11 million to just $4 million at December 31, 2013.  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At December 31, 2013, certificates of deposit amounted to $873 million, or 24% of our total deposits, including $660 million which were scheduled to mature within one year.  Certificates of deposit declined from 29% of our total deposits at December 31, 2012, and 36% of total deposits at December 31, 2011, reflecting our efforts to shift the portfolio mix into lower cost core deposits.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature consistent with our asset/liability and pricing objectives.

FHLB advances (excluding fair value adjustments) increased $17 million for the year ended December 31, 2013, after decreasing $10 million, and $33 million, respectively, for the years ended December 31, 2012 and 2011.  Other borrowings at December 31, 2013 increased $6 million to $83 million following a decrease of $75 million in 2012 and a decrease of $24 million in 2011.  The increase in other borrowings in the year ended December 31, 2013 was due to an increase of $6 million of retail repurchase agreements, while the decrease in 2012 was primarily due to the $50 million prepayment of the senior bank notes issued under the TLGP.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2013, 2012 and 2011, we used our sources of funds primarily to fund loan commitments, purchase securities, add to our short-term liquidity position and pay maturing savings certificates and deposit withdrawals.  At December 31, 2013, we had outstanding loan commitments totaling $1.118 billion, including undisbursed loans in process and unused credit lines totaling $1.097 billion.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco borrowings.  We maintain credit facilities with the FHLB-Seattle, which at December 31, 2013 provide for advances that in the aggregate may equal the lesser of  35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $767 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $26 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $27 million, or less than 1% of our assets at December 31, 2013.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $564 million as of December 31, 2013, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the Federal Reserve Bank at December 31, 2013 or 2012. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At December 31, 2013, the Company (on an unconsolidated basis) had liquid assets of $46 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards. During the year ended December 31, 2013, total equity increased $32 million, or 6%, to $539 million due to our net income. Total equity at December 31, 2013 is entirely attributable to common stock. At December 31, 2013, tangible common stockholders’ equity, which excludes other intangible assets, was $537 million, or 12.23% of tangible assets. See the discussion and reconciliation of non-GAAP financial information above in the Executive Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation for more detailed information with respect to tangible common stockholders’ equity. Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

Capital Requirements

Banner Corporation is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve.  Banner Bank and Islanders Bank, as state-chartered, federally insured commercial banks, are subject to the capital requirements established by the FDIC.  The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At December 31, 2013, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding Banner Corporation’s and Banner Bank’s regulatory  capital requirements.)

The following table shows the regulatory capital ratios of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2013, and minimum regulatory requirements for the Banks to be categorized as “well-capitalized.”

Table 25:  Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank	Islanders Bank	“Well-Capitalized” Minimum Ratio (1)
Total capital to risk-weighted assets	16.99%	15.75%	18.73%	10.00%
Tier 1 capital to risk-weighted assets	15.73	14.49	17.48	6.00
Tier 1 leverage capital to average assets	13.64	12.65	13.60	5.00

(1)	A bank holding company such as Banner Corporation does not have a “Well-capitalized” measurement. “Well-capitalized” only applies to the Banks.

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

The following table shows the obligations of Banner Corporation and its subsidiaries as of December 31, 2013 by maturity (in thousands):

Table 26: Contractual Obligations

	One Year or Less	After One to Three Years	After Three to Five Years	After Five Years	Total
Advances from Federal Home Loan Bank	$27,000	$—	$—	$203	$27,203
Junior subordinated debentures	—	—	—	123,716	123,716
Retail repurchase agreements	83,056	—	—	—	83,056
Operating lease obligations	7,430	10,313	7,559	11,903	37,205
Purchase obligation	5,482	7,515	1,074	—	14,071
Total	$122,968	$17,828	$8,633	$135,822	$285,251

At December 31, 2013, we had commitments to extend credit of $1.118 billion.  In addition, we have contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.  For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 27: “Financial Instruments with Off-Balance-Sheet Risk.”

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

See pages 72-77 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – Financial Statements and Supplementary Data

For financial statements, see index on page 83.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended December 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section captioned “Proposal 3 - Approval of 2014 Omnibus Incentive Plan” in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

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
See Index to Consolidated Financial Statements on page 83.
	(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.

	(3)	Exhibits
See Index of Exhibits on page 156.
(b)		Exhibits
See Index of Exhibits on page 156.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: March 4, 2014	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Lloyd W. Baker
Mark J. Grescovich	Lloyd W. Baker
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: March 4, 2014	Date: March 4, 2014

/s/ John R. Layman	/s/ Robert D. Adams
John R. Layman	Robert D. Adams
Director	Director
Date: March 4, 2014	Date: March 4, 2014

/s/ Connie R. Collingsworth	/s/ Jesse G. Foster
Connie R. Collingsworth	Jesse G. Foster
Director	Director
Date: March 4, 2014	Date: March 4, 2014

/s/ Gary Sirmon	/s/ D. Michael Jones
Gary Sirmon	D. Michael Jones
Chairman of the Board	Former President and Chief Executive Officer; Director
Date: March 4, 2014	Date: March 4, 2014

/s/ Brent A. Orrico	/s/ Gordon E. Budke
Brent A. Orrico	Gordon E. Budke
Director	Director
Date: March 4, 2014	Date: March 4, 2014

/s/ Michael M. Smith	/s/ David A. Klaue
Michael M. Smith	David A. Klaue
Director	Director
Date: March 4, 2014	Date: March 4, 2014

/s/ Constance H. Kravas
Constance H. Kravas
Director
Date: March 4, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

March 4, 2014

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

March 4, 2014

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

Management with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of Banner Corporation’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).

Based on its assessment, Management concluded that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2013.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2013 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8.  The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries, (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banner Corporation and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with generally accepted accounting principles. Also in our opinion, Banner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992).

/s/Moss Adams LLP

Moss Adams LLP
Portland, Oregon
March 4, 2014

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2013 and 2012

ASSETS	2013	2012
Cash and due from banks	$137,349	$181,298
Securities—trading, amortized cost $75,150 and $90,339, respectively	62,472	71,232
Securities—available-for-sale, amortized cost $474,960 and $469,650, respectively	470,280	472,920
Securities—held-to-maturity, fair value $103,610 and $92,458, respectively	102,513	86,452
Federal Home Loan Bank stock	35,390	36,705
Loans receivable:
Held for sale	2,734	11,920
Held for portfolio	3,415,711	3,223,794
Allowance for loan losses	(74,990)	(77,491)
	3,343,455	3,158,223
Accrued interest receivable	13,996	13,930
Real estate owned, held for sale, net	4,044	15,778
Property and equipment, net	90,267	89,117
Intangible assets, net	2,449	4,230
Bank-owned life insurance (BOLI)	61,945	59,891
Deferred tax assets, net	27,479	35,007
Income tax receivable, net	9,728	—
Other assets	26,799	40,781
	$4,388,166	$4,265,564
LIABILITIES
Deposits:
Non-interest-bearing	$1,115,346	$981,240
Interest-bearing transactions and savings accounts	1,629,885	1,547,271
Interest-bearing certificates	872,695	1,029,293
	3,617,926	3,557,804
Advances from FHLB at fair value	27,250	10,304
Other borrowings	83,056	76,633
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	73,928	73,063
Accrued expenses and other liabilities	30,592	26,389
Deferred compensation	16,442	14,452
	3,849,194	3,758,645
COMMITMENTS AND CONTINGENCIES (Notes 19 and 27)
STOCKHOLDERS’ EQUITY
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 19,543,769 shares issued and 19,509,429 shares outstanding at December 31, 2013; 19,454,965 shares issued and 19,420,625 shares outstanding at December 31, 2012	569,028	567,907
Accumulated deficit	(25,073)	(61,102)
Accumulated other comprehensive (loss) income	(2,996)	2,101
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) at cost: 34,340 restricted shares outstanding at December 31, 2013 and 2012	(1,987)	(1,987)
Carrying value of shares held in trust for stock related compensation plans	(7,063)	(7,242)
Liability for common stock issued to deferred, stock related, compensation plans	7,063	7,242
	538,972	506,919
	$4,388,166	$4,265,564
See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
INTEREST INCOME:
Loans receivable	$167,204	$174,322	$184,357
Mortgage-backed securities	5,168	4,176	3,455
Securities and cash equivalents	7,340	8,664	9,751
Total interest income	179,712	187,162	197,563
INTEREST EXPENSE:
Deposits	9,737	15,107	26,164
FHLB advances	99	254	370
Other borrowings	192	758	2,265
Junior subordinated debentures	2,968	3,395	4,193
Total interest expense	12,996	19,514	32,992
Net interest income before provision for loan losses	166,716	167,648	164,571
PROVISION FOR LOAN LOSSES	—	13,000	35,000
Net interest income	166,716	154,648	129,571
OTHER OPERATING INCOME:
Deposit fees and other service charges	26,581	25,266	22,962
Mortgage banking operations	11,170	13,812	6,146
Miscellaneous	3,484	4,697	2,511
	41,235	43,775	31,619
Gain on sale of securities	1,022	51	(5)
Other-than-temporary impairment recovery (loss)	409	(409)	3,000
Net change in valuation of financial instruments carried at fair value	(2,278)	(16,515)	(624)
Proposed acquisition termination fee	2,954	—	—
Total other operating income	43,342	26,902	33,990
OTHER OPERATING EXPENSES:
Salary and employee benefits	84,388	78,696	72,499
Less capitalized loan origination costs	(11,227)	(10,404)	(8,001)
Occupancy and equipment	21,423	21,812	21,561
Information/computer data services	7,309	6,904	6,023
Payment and card processing expenses	9,870	8,604	7,874
Professional services	4,331	4,411	6,017
Advertising and marketing	6,885	7,215	7,281
Deposit Insurance	2,329	3,685	6,024
State/municipal business and use taxes	1,941	2,289	2,153
REO operations	(689)	3,354	22,262
Amortization of core deposit intangibles	1,941	2,092	2,276
Miscellaneous	12,474	12,795	12,135
Total other operating expenses	140,975	141,453	158,104
Income before provision for (benefit from) income taxes	69,083	40,097	5,457
PROVISION FOR (BENEFIT FROM) INCOME TAXES	22,528	(24,785)	—
NET INCOME	46,555	64,882	5,457
PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	—	4,938	6,200
Preferred stock discount accretion	—	3,298	1,701
Gain on repurchase of preferred stock	—	(2,471)	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$46,555	$59,117	$(2,444)
Earnings (loss) per common share
Basic	$2.40	$3.17	$(0.15)
Diluted	$2.40	$3.16	$(0.15)
Cumulative dividends declared per common share	$0.54	$0.04	$0.10

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
NET INCOME	$46,555	$64,882	$5,457
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on AFS securities arising during the period	(7,835)	28	2,638
Income tax benefit (expense) related to AFS unrealized holding gains (losses)	2,813	(10)	(950)
Reclassification for net (gains) losses on AFS securities realized in earnings	(116)	38	(5)
Income tax benefit (expense) related to AFS realized (gains) losses	42	(14)	2
Amortization of unrealized gain on tax exempt securities transferred from AFS to HTM	—	8	16
Other comprehensive (loss) income	(5,096)	50	1,701
COMPREHENSIVE INCOME	$41,459	$64,932	$7,158

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
For the Years Ended December 31, 2013, 2012 and 2011

	Preferred Stock	Common Stock and Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
Balance, January 1, 2013	$—	$567,907	$(61,102)	$2,101	$(1,987)	$506,919
Net income			46,555			46,555
Change in valuation of securities—available-for-sale, net of income tax				(5,097)		(5,097)
Accrual of dividends on common stock ($.54/share-cumulative)			(10,526)			(10,526)
Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		72				72
Amortization of compensation related to restricted stock grants, net of shares surrendered		1,049				1,049
BALANCE, December 31, 2013	$—	$569,028	$(25,073)	$(2,996)	$(1,987)	$538,972

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
For the Years Ended December 31, 2013, 2012 and 2011

	Preferred Stock	Common Stock and Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
Balance, January 1, 2012	$120,702	$531,149	$(119,465)	$2,051	$(1,987)	$532,450
Net income			64,882			64,882
Change in valuation of securities-available-for-sale, net of income tax				42		42
Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax				8		8
Accretion of preferred stock discount	3,298		(3,298)			—
Repurchase of preferred stock	(124,000)					(124,000)
Gain on repurchase of preferred stock			2,471			2,471
Accrual of dividends on preferred stock			(4,938)			(4,938)
Accrual of dividends on common stock ($.04/share cumulative)			(754)			(754)
Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		36,317				36,317
Amortization of compensation related to restricted stock grant		434				434
Amortization of compensation related to stock options		7				7
BALANCE, December 31, 2012	$—	$567,907	$(61,102)	$2,101	$(1,987)	$506,919

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
For the Years Ended December 31, 2013, 2012 and 2011

	Preferred Stock	Common Stock and Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
Balance, January 1, 2011	$119,000	$509,457	$(115,348)	$350	$(1,987)	$511,472
Net income			5,457			5,457
Change in valuation of securities—available-for-sale, net of income tax				1,685		1,685
Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income tax				16		16
Accretion of preferred stock discount	1,701		(1,701)			—
Accrual of dividends on preferred stock			(6,200)			(6,200)
Accrual of dividends on common stock ($.10/share cumulative)			(1,673)			(1,673)
Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		21,556				21,556
Amortization of compensation related to restricted stock grant		111				111
Amortization of compensation related to stock options		25				25
Other	1					1
BALANCE, December 31, 2011	$120,702	$531,149	$(119,465)	$2,051	$(1,987)	$532,450

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(continued) (in thousands)
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
COMMON STOCK—SHARES ISSUED
Common stock, shares issued, beginning of period	19,455	17,553	16,165
Issuance of unvested restricted common stock, net	86	87	16
Issuance of common stock for stockholder reinvestment program	2	1,815	1,372
Net number of shares issued during the period	88	1,902	1,388
COMMON SHARES ISSUED, END OF PERIOD	19,543	19,455	17,553
UNEARNED, RESTRICTED ESOP SHARES	(34)	(34)	(34)
NET COMMON STOCK—SHARES OUTSTANDING	19,509	19,421	17,519

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$46,555	$64,882	$5,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,457	7,788	8,593
Deferred income and expense, net of amortization	3,200	2,864	1,645
Amortization of core deposit intangibles	1,941	2,092	2,276
(Gain) loss on sale of securities, net	(1,022)	(51)	5
Other-than-temporary impairment losses (recovery)	(409)	409	(3,000)
Net change in valuation of financial instruments carried at fair value	2,278	16,515	624
Purchases of securities—trading	(32,413)	(5,408)	—
Proceeds from sales of securities—trading	34,308	5,073	—
Principal repayments and maturities of securities—trading	6,509	15,880	15,409
Deferred taxes	7,528	(35,007)	—
Increase (decrease) in current taxes payable	(10,818)	1,089	—
Equity-based compensation	1,049	440	136
Increase in cash surrender value of BOLI	(1,999)	(2,554)	(1,910)
Gain on sale of loans, net of capitalized servicing rights	(6,498)	(10,154)	(3,226)
(Gain) loss on disposal of real estate held for sale and property and equipment	(2,521)	(4,614)	1,465
Provision for losses on loans and real estate held for sale	785	18,178	50,064
Origination of loans held for sale	(429,718)	(503,492)	(278,733)
Proceeds from sales of loans held for sale	445,402	504,734	282,444
Net change in:
Other assets	19,421	(818)	17,960
Other liabilities	4,331	3,569	2,104
Net cash provided from operating activities	95,366	81,415	101,313
INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(197,911)	(413,482)	(622,192)
Principal repayments and maturities of available-for-sale securities	84,424	389,414	328,037
Proceeds from sales of securities available-for-sale	103,274	13,282	28,179
Purchases of securities held-to-maturity	(26,221)	(23,007)	(12,480)
Principal repayments and maturities of securities held-to-maturity	9,788	11,806	12,074
Origination of loans, net of principal repayments	(149,125)	55,830	31,926
Purchases of loans and participating interest in loans	(48,725)	(18,477)	(27,893)
Purchases of property and equipment, net of sales	(8,601)	(5,613)	(3,587)
Proceeds from sale of real estate held for sale, net	16,944	40,834	94,957
Proceeds from FHLB stock repurchase program	1,315	666	—
Other	(288)	1,226	(234)
Net cash provided from (used by) investing activities	(215,126)	52,479	(171,213)
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	60,122	82,150	(115,544)
Advances, net of repayments of FHLB borrowings	16,993	(6)	(32,806)
Increase (decrease) in other borrowings, net	6,423	(75,495)	(23,695)
Cash dividends paid	(7,799)	(6,470)	(8,827)
Cash proceeds from issuance of stock for stockholder reinvestment plan	72	36,317	21,556
Redemption of preferred stock	—	(121,528)	—
Net cash provided from (used by) financing activities	75,811	(85,032)	(159,316)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(43,949)	48,862	(229,216)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	181,298	132,436	361,652
CASH AND DUE FROM BANKS, END OF YEAR	$137,349	$181,298	$132,436

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)
(continued from prior page)

	2013	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$13,362	$20,712	$35,114
Taxes paid (received) in cash	22,828	9,631	(13,048)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	3,448	14,070	53,518

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of two wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2013, its 85 branch offices and eight loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (DFI) and the Federal Deposit Insurance Corporation (the FDIC).

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

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2013 for potential recognition or disclosure through February 28, 2014, which is the date the financial statements were available to be issued.

Use of Estimates:  In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with U.S. Generally Accepted Accounting Principles (GAAP).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in this Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

Securities: Securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity.  Securities classified as available-for-sale are available for future liquidity requirements and may be sold prior to maturity.  Securities classified as trading are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity and, if appropriate, any other-than-temporary impairment losses.  Securities classified as available-for-sale are recorded at fair value.  Unrealized holding gains and losses on securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized.  Securities classified as trading are also recorded at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.  (See Note 22 for a more complete discussion of accounting for the fair value of financial instruments.)  Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are recognized in earnings as realized losses.  Realized gains and losses on sale are computed on the specific identification method and are included in earnings on the trade date sold.

The Company reviews investment securities on an ongoing basis for the presence of OTTI or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether the Company intends to sell a security or if it is likely that it will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors.

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

For investment securities transferred from held-to-maturity to available-for-sale, unrealized gains or losses from the time of transfer are accreted or amortized over the remaining life of the debt security based on the amount and timing of future estimated cash flows.  The accretion or amortization of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings.

Investment in FHLB Stock: At December 31, 2013, the Company had $35.4 million in FHLB stock, compared to $36.7 million at December 31, 2012. The Banks' investments in FHLB stock are generally viewed as a long-term investment and are carried at par value ($100 per share), which reasonably approximates its fair value. FHLB stock does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.

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

The FHLB of Seattle announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. The FHLB of Seattle announced on September 7, 2012 that the FHFA now considers the FHLB of Seattle to be adequately capitalized. Dividends on, or repurchases of, the FHLB of Seattle stock continue to require consent of the FHFA. The FHFA subsequently approved the repurchase of portions of FHLB of Seattle stock, and as of December 31, 2013, the FHLB had repurchased $1.3 million of the Banks' stock. For the years ended December 31, 2012 and 2011, the Banks did not receive any dividend income on FHLB stock.
During the year ended December 31, 2013, the FHLB of Seattle paid two dividends, one in August and one in October, totaling $18,000 in dividend income for the Company for the year. These are the first dividends in a number of years and represent an important step in the FHLB of Seattle's return to normal operations. The Company will continue to monitor the financial condition of the FHLB of Seattle as it relates to, among other things, the recoverability of Banner's investment. Based on the above, the Company has determined there is not any impairment on the FHLB stock investment as of December 31, 2013.

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

Other Intangible Assets:  Other intangible assets consist primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of three to eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Mortgage Servicing Rights: Servicing assets are recognized as separate assets when rights are acquired through purchase or sale of loans.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.  For sales of mortgage loans, the value of the servicing right is estimated and capitalized.  Fair value is based on market prices for comparable mortgage servicing contracts.  Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Bank-Owned Life Insurance (BOLI):  The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans.  These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment; however, there may be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the respective owners and sole or partial beneficiaries.  At December 31, 2013 and 2012, the cash surrender value of these policies was $61.9 million and $59.9 million, respectively.

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  As a result of the 2007 acquisition of F&M Bank, Banner Bank became a party to approximately $23 million ($13 million as of December 31, 2013) in notional amounts of interest rate swaps.  Some of these swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  In addition, in 2011 we began actively marketing interest rate swaps to certain loan customers in connection with longer-term floating rate loans, allowing them to effectively fix their loan interest rates.  These customer swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  As of December 31, 2013, we had $129 million in notional amounts of these customer interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps and the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the hedged loans.

Further, as a part of its mortgage banking activities, the Company issues “rate lock” commitments to borrowers and obtains offsetting “best efforts” delivery commitments from purchasers of loans. The Company also uses forward contracts for the sale of mortgage-backed securities and mandatory delivery commitments for the sale of loans to hedge "rate lock" commitments and loans held for sale.  The commitments to originate mortgage loans held for sale and the related delivery contracts are considered derivatives.  The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate.  None of these residential mortgage loan related derivatives are designated as hedging instruments for accounting purposes.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.  The fair value of the derivative loan commitments is estimated using the present value of expected future cash flows.  Assumptions used include rate assumptions based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan (see Note 28 for a more complete discussion of derivatives and hedging).

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

As of December 31, 2013, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2013 and 2012 is immaterial. The Company files consolidated income tax returns in Oregon and Idaho and for federal purposes. The Company has tax years 2010 - 2012 open for tax examination under the statute of limitation provisions of the Internal Revenue Code of 1986 (Code). Tax years 2006-2009 are not open for assessment of additional tax, but remain open for adjustment to the amount of Net Operating Losses (NOLs), credit, and other carryforwards utilized in open years or to be utilized in the future.

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

On December 17, 2013, the Company's Board of Directors elected to terminate the ESOP effective January 1, 2014. The allocated shares held by the ESOP will be distributed to the participants of the plan. The unallocated shares held by the ESOP will be forfeited and redeemed. The outstanding balance of the loan will be canceled. Termination of the ESOP will have no impact on the net equity position of the Company or its future operating results.

Share-Based Compensation:  At December 31, 2013, the Company had the following stock-based employee/director compensation plans:  three stock option plans (the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan), the 2012 Restricted Stock and Incentive Bonus Plan and the Banner Corporation Long-Term Incentive Plan.  In addition, in 2011 and 2010, the Company made restricted stock grants to Mark Grescovich, President and CEO of Banner Bank and Banner Corporation, in accordance with his employment agreement.

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

Comprehensive Income (Loss):  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  In addition, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Statements of Financial Condition, and such items, along with net income, are components of comprehensive income (loss) which is reported in the Consolidated Statements of Comprehensive Income (Loss).

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

Reclassification:  Certain reclassifications have been made to the prior years’ consolidated financial statements and/or schedules to conform to the current year’s presentation.  These reclassifications may have affected certain reported amounts and ratios for the prior periods.  These reclassifications had no effect on retained earnings (accumulated deficit) or net income as previously presented and the effect of these reclassifications is considered immaterial.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Proposed Acquisition of Six Sterling Savings Bank Branches

On February 19, 2014, the Company announced that Banner Bank had entered into an agreement for the acquisition of six branches in Oregon from Sterling Savings Bank. The purchase of the branches is subject to consummation of the previously announced merger between Sterling Financial Corporation, the parent of Sterling Savings Bank, and Umpqua Holdings Corporation, regulatory approval and the satisfaction of customary closing conditions and is expected to be completed in the second quarter of 2014.

Canceled Acquisition of Home Federal Bancorp, Inc.

On September 24, 2013, the Company and Home Federal Bancorp, Inc. (NASDAQ: HOME), announced the signing of a definitive Agreement and Plan of Merger. The Agreement allowed a thirty-day period during which the board of directors of Home Federal Bancorp, Inc. could evaluate purchase offers from other institutions. On October 16, 2013, Home Federal Bancorp, Inc.'s board declared that it had received a superior proposal from Cascade Bancorp. Under the terms of the Agreement, Banner's board of directors had the right but elected not to match Cascade's offer. Consequently, on October 23, 2013, Banner announced that the Agreement between it and Home Federal Bancorp, Inc. had been terminated. In connection with the termination of the Agreement, Home Federal Bancorp, Inc. paid a termination fee of $3.0 million to Banner.

Income Tax Reporting and Accounting:

Amended Federal Income Tax Returns:  The Company has years 2010 - 2012 open for tax examination under the statute of limitation provisions of the Internal Revenue Code of 1986 (Code). Tax years 2006 - 2009 are not open for assessment of additional tax, but remain open for adjustment to the amount of Net Operating Losses (NOLs), credit, and other carryforwards utilized in open years or to be utilized in the future. The Company filed amended federal income tax returns for tax years 2008 and 2009 to claim additional bad debt deductions, which resulted in additional NOLs for tax years 2008 and 2009. The Company also filed amended federal income tax returns for tax years 2005 - 2006 and a tentative refund claim for tax year 2007 to carryback the NOLs and general business credits from 2008 and 2009 to those earlier years. Review of the amended returns for all years was completed by the Internal Revenue Service (IRS) and the Company signed a closing agreement with the IRS related to refund claims of $9.8 million, primarily related to tax year 2006. During the year ended December 31, 2013 the Company recorded a tax receivable of $9.8 million with an offsetting adjustment to its deferred tax assets. Additionally, the Company recorded an estimated amount for interest on the tax receivable of $450,000 in 2013, which was recorded in miscellaneous income.

Deferred Tax Asset Valuation Allowance: The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho. Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under

GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of Banner’s deferred tax assets will not be realized. During 2010, the Company evaluated its net deferred tax asset and determined it was prudent to establish a full valuation allowance against the net asset. While the full valuation allowance remained in effect, the Company did not recognize any tax expense or benefit in its Consolidated Statements of Operations. During 2012, management analyzed the Company’s performance and trends since December 31, 2010, focusing on trends in asset quality, loan loss provisioning, capital position, net interest margin, core operating income and net income and the likelihood of continued profitability. Based on this analysis, management determined that a full valuation allowance was no longer appropriate and reversed all of the valuation allowance during the year ending December 31, 2012. The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. See Note 13 of the Notes to the Consolidated Financial Statements for more information.

Stockholder Equity Transactions:

Preferred Stock: On March 29, 2012, the Company’s $124 million of Series A Preferred Stock with a liquidation value of $1,000 per share, originally issued to the U.S. Treasury (Treasury) as part of its Capital Purchase Program, was sold by the Treasury as part of its efforts to manage and recover its investments under the Troubled Asset Relief Program (TARP).  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company’s capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  During the year ended December 31, 2012, the Company repurchased or redeemed all of its Series A Preferred Stock. The related warrants to purchase up to $18.6 million in Banner common stock (243,998 shares) were sold by the Treasury at public auction in June 2013. That sale did not change the Company's capital position and did not have any impact on the financial accounting and reporting for these securities.

Restricted Stock Grants: Under the 2012 Restricted Stock Plan, which was approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the Plan have a minimum vesting period of three years. The Plan will continue in effect for a term of ten years, after which no further awards may be granted. Vesting requirements may include time-based conditions, performance-based conditions, or market-based conditions. The 2012 Restricted Stock Plan was amended on April 23, 2013 to provide for the ability to grant (1) cash-denominated incentive-based awards payable in cash or common stock, including those that are eligible to qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code and (2) restricted stock awards that qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code. As of December 31, 2013, the Company had granted 189,426 shares of restricted stock from the 2012 Restricted Stock Plan, of which 31,178 shares had vested and 158,248 shares remain unvested.

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-11, Disclosures About Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial condition as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

In January 2013, FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions.

The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impact disclosure requirements related to the offsetting of assets and liabilities and information instruments and transactions eligible for offset in the statement of financial condition, the adoption had no impact on the Company's consolidated financial statements.

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

Unrecognized Tax Benefits

In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and is not expected to have a material impact on the Company's consolidated financial statements.

Investing in Qualified Affordable Housing Projects

In January 2014, FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. The amendments in this Update should be applied retrospectively to all periods presented. ASU No. 2014-01 is effective beginning after December 15, 2014 and is not expected to have a material impact on the Company's consolidated financial statements.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for fiscal years and interim periods beginning after December 15, 2014 and is not expected to have a material impact on the Company's consolidated financial statements.

Note 4:  CASH AND SECURITIES

Cash, due from bank and cash equivalents consisted of the following at the dates indicated (in thousands):

	December 31
	2013	2012
Cash on hand and due from banks	$136,810	$181,100
Cash equivalents:
Short-term cash investments	539	198
	$137,349	$181,298

Federal regulations require depository institutions to maintain certain minimum reserve balances.  Included in cash and demand deposits were required reserves of $30.0 million and $25.4 million at December 31, 2013 and 2012, respectively.

The following table sets forth a summary of Banner’s interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	December 31
	2013	2012
Interest-bearing deposits included in cash and due from banks	$67,638	$114,928
U.S. Government and agency obligations	61,327	98,617
Municipal bonds:
Taxable	34,216	31,480
Tax exempt	119,588	103,545
Total municipal bonds	153,804	135,025
Corporate bonds	44,154	48,519
Mortgage-backed or related securities:
1-4 residential agency guaranteed	58,117	105,770
1-4 residential other	1,051	1,299
Multifamily agency guaranteed	281,319	188,136
Multifamily other	10,234	10,659
Total mortgage-backed securities	350,721	305,864
Asset-backed securities:
Student Loan Marketing Association (SLMA)	15,681	32,474
Other asset-backed securities	9,510	10,042
Total asset-backed securities	25,191	42,516
Equity securities (excludes FHLB stock)	68	63
Total securities	635,265	630,604
FHLB stock	35,390	36,705
	$738,293	$782,237

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at December 31, 2013 and 2012 are summarized as follows (dollars in thousands):

	December 31, 2013			December 31, 2012
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,370	$1,481	2.4%	$1,380	$1,637	2.3%
Municipal bonds:
Tax exempt	4,969	5,023	8.0	5,590	5,684	8.0
Total municipal bonds	4,969	5,023	8.0	5,590	5,684	8.0
Corporate bonds	49,498	35,140	56.2	57,807	35,741	50.2
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	10,483	11,230	18.0	16,574	17,911	25.1
Multifamily agency guaranteed	8,816	9,530	15.3	8,974	10,196	14.3
Total mortgage-backed or related securities	19,299	20,760	33.3	25,548	28,107	39.4
Equity securities	14	68	0.1	14	63	0.1
	$75,150	$62,472	100.0%	$90,339	$71,232	100.0%

There were 44 sales of securities—trading for the year ended December 31, 2013 with proceeds of $34.3 million and related gains of $1.5 million, including $1.0 million which represented recoveries on certain collateralized debt obligations that had previously been written off and a $409,000 OTTI recovery. There were eight sales of securities—trading for the year ended December 31, 2012 with proceeds of $5.1 million and related gains of $13,000. There were no sales of securities—trading for the year ended December 31, 2011. The $409,000 OTTI recovery on securities—trading related to the sale of certain equity securities issued by government-sponsored entities during the year ended December 31, 2013 which reversed a $409,000 OTTI charge during the year ended December 31, 2012 related to these same equity securities. There were no OTTI charges or recoveries for the year ended December 31, 2011.  Additionally, at December 31, 2013 and 2012, there were no securities—trading in a nonaccrual status.  Net unrealized holding losses of $1.5 million were recognized in 2013 compared to $6.3 million and $754,000 of net unrealized holding gains on securities—trading for the years ended December 31, 2012 and 2011, respectively.

The amortized cost and estimated fair value of securities—trading at December 31, 2013 and 2012, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$260	$263	$—	$—
Maturing after one year through five years	7,056	7,298	4,496	4,867
Maturing after five years through ten years	12,602	13,572	14,251	15,536
Maturing after ten years through twenty years	33,335	27,472	12,055	11,346
Maturing after twenty years	21,883	13,799	59,523	39,420
	75,136	62,404	90,325	71,169
Equity securities	14	68	14	63
	$75,150	$62,472	$90,339	$71,232

Securities—Available-for-Sale:  The amortized cost, gross unrealized losses and gains and estimated fair value of securities— available-for-sale at December 31, 2013 and 2012 are summarized as follows (dollars in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$59,178	$117	$(635)	$58,660	12.5%
Municipal bonds:
Taxable	23,842	100	(278)	23,664	5.0
Tax exempt	29,229	170	(208)	29,191	6.2
Total municipal bonds	53,071	270	(486)	52,855	11.2
Corporate bonds	7,001	2	(39)	6,964	1.5
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	47,077	648	(838)	46,887	10.0
One- to four-family residential other	988	63	—	1,051	0.2
Multifamily agency guaranteed	271,428	402	(3,392)	268,438	57.1
Multifamily other	10,604	—	(370)	10,234	2.2
Total mortgage-backed or related securities	330,097	1,113	(4,600)	326,610	69.5
Asset-backed securities:
SLMA	15,553	128	—	15,681	3.3
Other asset-backed securities	10,060	—	(550)	9,510	2.0
Total asset-backed securities	25,613	128	(550)	25,191	5.3
	$474,960	$1,630	$(6,310)	$470,280	100.0%

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$96,666	$367	$(53)	$96,980	20.5%
Municipal bonds:
Taxable	20,987	233	(67)	21,153	4.5
Tax exempt	23,575	221	(11)	23,785	5.0
Total municipal bonds	44,562	454	(78)	44,938	9.5
Corporate bonds	10,701	37	(9)	10,729	2.3
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	87,392	1,051	(584)	87,859	18.6
One- to four-family residential other	1,223	76	—	1,299	0.3
Multifamily agency guaranteed	176,026	2,140	(226)	177,940	37.6
Multifamily other	10,700	4	(45)	10,659	2.2
Total mortgage-backed or related securities	275,341	3,271	(855)	277,757	58.7
Asset-backed securities:
SLMA	32,309	210	(45)	32,474	6.9
Other asset-backed securities	10,071	—	(29)	10,042	2.1
Total asset-backed securities	42,380	210	(74)	42,516	9.0
	$469,650	$4,339	$(1,069)	$472,920	100.0%

At December 31, 2013 and 2012, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$39,621	$(633)	$998	$(2)	$40,619	$(635)
Municipal bonds:
Taxable	15,580	(261)	413	(17)	15,993	(278)
Tax exempt	8,217	(205)	487	(3)	8,704	(208)
Total municipal bonds	23,797	(466)	900	(20)	24,697	(486)
Corporate bonds	4,961	(39)	—	—	4,961	(39)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	14,972	(133)	22,560	(705)	37,532	(838)
Multifamily agency guaranteed	199,407	(3,162)	10,096	(230)	209,503	(3,392)
Multifamily other	10,234	(370)	—	—	10,234	(370)
Total mortgage-backed or related securities	224,613	(3,665)	32,656	(935)	257,269	(4,600)
Asset-backed securities:
Other asset-backed securities	—	—	9,510	(550)	9,510	(550)
	$292,992	$(4,803)	$44,064	$(1,507)	$337,056	$(6,310)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$22,955	$(53)	$—	$—	$22,955	$(53)
Municipal bonds:
Taxable	11,009	(67)	—	—	11,009	(67)
Tax exempt	4,619	(11)	—	—	4,619	(11)
Total municipal bonds	15,628	(78)	—	—	15,628	(78)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	32,459	(503)	5,746	(81)	38,205	(584)
Multifamily agency guaranteed	32,170	(226)	—	—	32,170	(226)
Multifamily other	7,279	(45)	—	—	7,279	(45)
Total mortgage-backed or related securities	71,908	(774)	5,746	(81)	77,654	(855)
Asset-backed securities:
SLMA	9,674	(45)	—	—	9,674	(45)
Other asset-backed securities	10,042	(29)	—	—	10,042	(29)
Total asset-backed securities	19,716	(74)	—	—	19,716	(74)
	$136,877	$(988)	$5,746	$(81)	$142,623	$(1,069)

Proceeds from the sale of 35 available-for-sale securities were $103 million for the year ended December 31, 2013 and the Company recognized a loss of $116,000 on those sales.  There were three sales of securities—available-for-sale during the year ended December 31, 2012 with proceeds of $13 million and a resulting gain of $38,000. There were four sales of securities—available-for-sale with proceeds of $28 million and resulting losses of $5,000 during the year ended December 31, 2011.  There were no OTTI impairment charges on securities—available-for-sale for the years ended December 31, 2013, 2012 and 2011.  At December 31, 2013, there were 114 securities— available-for-sale with unrealized losses, compared to 52 at December 31, 2012 and 26 at December 31, 2011.  Management does not believe that any individual unrealized loss as of December 31, 2013, 2012 or 2011 represented OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available-for-sale at December 31, 2013 and 2012, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$25,136	$25,256	$16,369	$16,393
Maturing after one year through five years	322,493	319,489	205,913	207,147
Maturing after five years through ten years	58,468	57,782	132,372	133,407
Maturing after ten years through twenty years	15,535	15,135	43,386	43,414
Maturing after twenty years	53,328	52,618	71,610	72,559
	$474,960	$470,280	$469,650	$472,920

Securities—Held-to-Maturity:  The amortized cost, gross gains and losses and estimated fair value of securities—held-to-maturity at December 31, 2013 and 2012 are summarized as follows (dollars in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,186	$—	$(80)	$1,106	1.1%
Municipal bonds:
Taxable	10,552	193	(204)	10,541	10.3
Tax exempt	85,374	2,545	(1,299)	86,620	83.3
Total municipal bonds	95,926	2,738	(1,503)	97,161	93.6
Corporate bonds	2,050	—	—	2,050	2.0
Mortgage-backed or related securities:
Multifamily agency guaranteed	3,351	—	(58)	3,293	3.3
	$102,513	$2,738	$(1,641)	$103,610	100.0%

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
Municipal bonds:
Taxable	$10,326	$436	$(157)	$10,605	11.9%
Tax exempt	74,076	5,757	(30)	79,803	85.7
Total municipal bonds	84,402	6,193	(187)	90,408	97.6
Corporate bonds	2,050	—	—	2,050	2.4
	$86,452	$6,193	$(187)	$92,458	100.0%

At December 31, 2013 and 2012, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,106	$(80)	$—	$—	$1,106	$(80)
Municipal bonds:
Taxable	3,344	(110)	2,964	(94)	6,308	(204)
Tax exempt	31,234	(1,282)	303	(17)	31,537	(1,299)
Total municipal bonds	34,578	(1,392)	3,267	(111)	37,845	(1,503)
Mortgage-backed or related securities:
Multifamily agency guaranteed	3,293	(58)	—	—	3,293	(58)
	$38,977	$(1,530)	$3,267	$(111)	$42,244	$(1,641)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Taxable	$4,137	$(157)	$—	$—	$4,137	$(157)
Tax exempt	910	(30)	—	—	910	(30)
Total municipal bonds	5,047	(187)	—	—	5,047	(187)
	$5,047	$(187)	$—	$—	$5,047	$(187)

There were no sales of securities—held-to-maturity during the years ended December 31, 2013, 2012 or 2011.  The Company recognized no OTTI charges on securities—held-to-maturity for the years ended December 31, 2013 and 2012 and a $3 million OTTI recovery for the year ended December 31, 2011.  As of December 31, 2013 and 2012, there were no securities—held-to-maturity in a nonaccrual status. There were 36 securities—held-to-maturity with unrealized losses at December 31, 2013 compared to five at December 31, 2012 and two at December 31, 2011.  Management does not believe that any individual unrealized losses as of December 31, 2013 or 2012 represented OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—held-to-maturity at December 31, 2013 and 2012, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$1,270	$1,281	$3,323	$3,410
Maturing after one year through five years	10,834	11,206	13,641	14,335
Maturing after five years through ten years	17,948	17,908	13,295	13,452
Maturing after ten years through twenty years	59,643	60,791	53,031	57,868
Maturing after twenty years	12,818	12,424	3,162	3,393
	$102,513	$103,610	$86,452	$92,458

Pledged Securities: The following table presents, as of December 31, 2013, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$123,299	$123,406	$124,843
Interest rate swap counterparties	8,864	8,582	8,864
Retail repurchase transaction accounts	100,000	100,086	100,000
Other	3,315	3,282	3,315
Total pledged securities	$235,478	$235,356	$237,022

Note 5:  ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS

The following table sets forth the composition of income from securities for the periods indicated (in thousands):

	Years Ended December 31
	2013	2012	2011
Mortgage-backed securities interest	$5,168	$4,176	$3,455
Taxable interest income	3,601	5,087	6,247
Tax-exempt interest income	3,721	3,577	3,504
FHLB stock—dividend income	18	—	—
Total income from securities and cash equivalents	$12,508	$12,840	$13,206

Note 6:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable, including loans held for sale, at December 31, 2013 and 2012 are summarized as follows (dollars in thousands):

	December 31, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$502,601	14.7%	$489,581	15.1%
Investment properties	692,457	20.3	583,641	18.0
Multifamily real estate	137,153	4.0	137,504	4.3
Commercial construction	12,168	0.4	30,229	0.9
Multifamily construction	52,081	1.5	22,581	0.7
One- to four-family construction	200,864	5.8	160,815	5.0
Land and land development:
Residential	75,695	2.2	77,010	2.4
Commercial	10,450	0.3	13,982	0.4
Commercial business	682,169	20.0	618,049	19.1
Agricultural business, including secured by farmland	228,291	6.7	230,031	7.1
One- to four-family real estate	529,494	15.5	581,670	18.0
Consumer:
Consumer secured by one- to four-family	173,188	5.1	170,123	5.3
Consumer—other	121,834	3.5	120,498	3.7
Total loans outstanding	3,418,445	100.0%	3,235,714	100.0%
Less allowance for loan losses	(74,990)		(77,491)
Net loans	$3,343,455		$3,158,223

Loan amounts are net of unearned, unamortized loan fees (and costs) of approximately $8.3 million at December 31, 2013 and approximately $9.0 million at December 31, 2012.

The Company’s loans by geographic concentration at December 31, 2013 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate:
Owner-occupied	$379,666	$56,054	$58,279	$8,602	$502,601
Investment properties	487,775	101,326	60,216	43,140	692,457
Multifamily real estate	108,121	19,108	9,765	159	137,153
Commercial construction	11,335	703	130	—	12,168
Multifamily construction	37,979	14,102	—	—	52,081
One- to four-family construction	109,026	90,186	1,652	—	200,864
Land and land development:
Residential	42,364	32,046	1,285	—	75,695
Commercial	5,156	3,364	1,930	—	10,450
Commercial business	405,275	85,676	68,853	122,365	682,169
Agricultural business, including secured by farmland	118,569	59,020	50,702	—	228,291
One- to four-family real estate	333,147	171,950	21,807	2,590	529,494
Consumer:
Consumer secured by one- to four-family	113,710	45,917	12,864	697	173,188
Consumer—other	83,724	32,322	5,742	46	121,834
Total loans	$2,235,847	$711,774	$293,225	$177,599	$3,418,445
Percent of total loans	65.4%	20.8%	8.6%	5.2%	100.0%

The geographic concentrations of Banner’s land and land development loans by state at December 31, 2013 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$16,886	$12,285	$1,030	$30,201
Improved land and lots	20,621	19,439	255	40,315
Unimproved land	4,857	322	—	5,179
Commercial and industrial:
Acquisition and development	—	—	352	352
Improved land and lots	2,801	525	759	4,085
Unimproved land	2,355	2,839	819	6,013
Total land and land development loans	$47,520	$35,410	$3,215	$86,145
Percent of land and land development loans	55.2%	41.1%	3.7%	100.0%

The Company originates both adjustable- and fixed-rate loans.  At December 31, 2013 and 2012, the maturity and repricing composition of all those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

	December 31
	2013	2012
Fixed-rate (term to maturity):
Maturing in one year or less	$122,313	$183,004
Maturing after one year through three years	143,322	171,724
Maturing after three years through five years	187,279	173,251
Maturing after five years through ten years	209,869	167,858
Maturing after ten years	439,004	473,927
Total fixed-rate loans	1,101,787	1,169,764
Adjustable-rate (term to rate adjustment):
Maturing or repricing in one year or less	1,390,579	1,260,472
Maturing or repricing after one year through three years	279,791	275,223
Maturing or repricing after three years through five years	541,529	467,895
Maturing or repricing after five years through ten years	99,503	60,316
Maturing or repricing after ten years	5,256	2,044
Total adjustable-rate loans	2,316,658	2,065,950
Total loans	$3,418,445	$3,235,714

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to various prime or LIBOR rates, FHLB advance rates or One-to-Five-Year Constant Maturity Treasury Indices.  Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that primarily have been utilized to fund these loans.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had the following balances and activity during the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31
	2013	2012
Balance at beginning of year	$12,463	$10,239
New loans or advances	39,921	31,394
Repayments and adjustments	(36,408)	(29,170)
Balance at end of period	$15,976	$12,463

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

The amount of impaired loans and the related allocated reserve for loan losses at the dates indicated were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate:
Owner-occupied	$2,466	$31	$4,105	$618
Investment properties	3,821	89	2,474	56
One- to four-family construction	269	—	1,565	326
Land and land development:
Residential	924	6	2,061	323
Commercial	—	—	46	12
Commercial business	724	104	4,750	344
One- to four-family residential	12,532	250	12,964	520
Consumer:
Consumer secured by one- to four-family	903	13	2,073	41
Consumer—other	269	1	1,323	16
Total nonaccrual loans	21,908	494	31,361	2,256

Loans past due and still accruing
Agricultural business, including secured by farmland	105	8	—	—
One- to four-family residential	2,611	16	2,877	58
Consumer:
Consumer secured by one- to four-family	13	—	72	1
Consumer—other	131	1	80	3
Total loans past due and still accruing	2,860	25	3,029	62

Troubled debt restructuring on accrual status:
Commercial real estate:
Owner-occupied	186	4	188	4
Investment properties	5,367	415	7,034	664
Multifamily real estate	5,744	1,139	7,131	1,665
One- to four-family construction	6,864	1,002	6,726	1,115
Land and land development:
Residential	4,061	754	4,842	667
Commercial business	1,299	222	2,975	610
One- to four-family residential	23,302	1,355	27,540	1,228
Consumer:
Consumer secured by one- to four-family	360	33	538	38
Consumer—other	245	34	488	29
Total troubled debt restructurings on accrual status	47,428	4,958	57,462	6,020
Total impaired loans	$72,196	$5,477	$91,852	$8,338

As of December 31, 2013 and 2012, the Company had commitments to advance funds up to an additional amount of $225,000 and $1.6 million, respectively, related to TDRs.

The following tables provide additional information on impaired loans with and without specific allowance reserves as of December 31, 2013 and December 31, 2012.  Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	At or For the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$534	$584	$31	$569	$—
Investment properties	429	974	89	624	—
Commercial business	724	1,040	104	896	—
Agricultural business, including secured by farmland	105	105	8	110	8
One- to four-family residential	8,611	9,229	42	8,889	31
Consumer:
Consumer secured by one- to four-family	870	1,013	13	900	1
Consumer—other	276	285	2	287	8
	11,549	13,230	289	12,275	48
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	2,118	2,118	4	2,192	12
Investment properties	8,759	10,395	415	8,353	241
Multifamily real estate	5,744	5,744	1,139	5,705	298
One- to four-family construction	7,133	7,213	1,002	5,870	239
Land and land development:
Residential	4,985	6,140	760	6,053	221
Commercial business	1,298	1,298	222	1,340	59
One- to four-family residential	29,834	31,440	1,579	31,668	1,032
Consumer:
Consumer secured by one- to four-family	406	407	33	503	24
Consumer—other	370	386	34	390	21
	60,647	65,141	5,188	62,074	2,147
Total
Commercial real estate:
Owner occupied	2,652	2,702	35	2,761	12
Investment properties	9,188	11,369	504	8,977	241
Multifamily real estate	5,744	5,744	1,139	5,705	298
One- to four-family construction	7,133	7,213	1,002	5,870	239
Land and land development:
Residential	4,985	6,140	760	6,053	221
Commercial business	2,022	2,338	326	2,236	59
Agricultural business, including secured by farmland	105	105	8	110	8
One- to four-family residential	38,445	40,669	1,621	40,557	1,063
Consumer:
Consumer secured by one- to four-family	1,276	1,420	46	1,403	25
Consumer—other	646	671	36	677	29
	$72,196	$78,371	$5,477	$74,349	$2,195

	At or For the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$1,300	$1,551	$103	$1,470	$—
Investment properties	624	861	90	735	17
Multifamily real estate	2,131	2,131	392	2,136	113
One- to four-family construction	4,460	4,460	571	3,335	145
Land and land development:
Residential	2,122	2,587	404	2,948	73
Commercial	46	46	12	46	—
Commercial business	4,352	4,970	821	2,121	154
One- to four-family residential	10,886	12,004	150	11,458	44
Consumer:
Consumer secured by one- to four-family	1,641	2,335	54	1,966	14
Consumer—other	1,167	1,275	16	1,297	5
	28,729	32,220	2,613	27,512	565
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	2,993	2,993	519	3,113	—
Investment properties	8,884	10,120	630	9,449	229
Multifamily real estate	5,000	5,000	1,273	5,000	295
One- to four-family construction	3,831	3,831	870	3,611	194
Land and land development:
Residential	4,782	4,782	586	5,039	185
Commercial business	3,373	3,734	133	3,931	6
One- to four-family residential	32,494	33,672	1,656	33,100	1,259
Consumer:
Consumer secured by one- to four-family	1,042	1,140	26	1,074	15
Consumer—other	724	740	32	754	—
	63,123	66,012	5,725	65,071	2,183
Total
Commercial real estate:
Owner-occupied	4,293	4,544	622	4,583	—
Investment properties	9,508	10,981	720	10,184	246
Multifamily real estate	7,131	7,131	1,665	7,136	408
One- to four-family construction	8,291	8,291	1,441	6,946	339
Land and land development:
Residential	6,904	7,369	990	7,987	258
Commercial	46	46	12	46	—
Commercial business	7,725	8,704	954	6,052	160
One- to four-family residential	43,380	45,676	1,806	44,558	1,303
Consumer:
Consumer secured by one- to four-family	2,683	3,475	80	3,040	29
Consumer—other	1,891	2,015	48	2,051	5
	$91,852	$98,232	$8,338	$92,583	$2,748

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals to establish realizable value. These analyses may identify a specific impairment amount needed or may conclude that no reserve is needed. Any specific impairment that is identified is included in the category’s "Related Allowance" column.

The following tables present TDRs at December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial real estate:
Owner-occupied	$186	$613	$799
Investment properties	5,367	1,630	6,997
Multifamily real estate	5,744	—	5,744
One- to four-family construction	6,864	269	7,133
Land and land development:
Residential	4,061	174	4,235
Commercial business	1,299	164	1,463
One- to four-family residential	23,302	2,474	25,776
Consumer:
Consumer secured by one- to four-family	360	252	612
Consumer—other	245	123	368
	$47,428	$5,699	$53,127

	December 31, 2012
	Accrual Status	Nonaccrual Status	Total Modifications
Commercial real estate:
Owner-occupied	$188	$1,551	$1,739
Investment properties	7,034	1,514	8,548
Multifamily real estate	7,131	—	7,131
One- to four-family construction	6,726	1,044	7,770
Land and land development:
Residential	4,842	15	4,857
Commercial business	2,975	247	3,222
One- to four-family residential	27,540	2,703	30,243
Consumer:
Consumer secured by one- to four-family	538	496	1,034
Consumer—other	488	396	884
	$57,462	$7,966	$65,428

The following tables present new TDRs that occurred during the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31, 2013
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate:
Owner-occupied	1	$1,246	$1,246
Multifamily real estate	1	375	375
One- to four-family construction	8	3,082	3,082
Land and land development:
Residential	2	1,029	1,029
Commercial business	1	100	100
One- to four-family residential	10	2,726	2,726
	23	$8,558	$8,558

	Year Ended December 31, 2012
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate:
Owner-occupied	1	$943	$943
Investment properties	6	3,891	3,891
Multifamily real estate	2	5,054	5,054
One- to four-family construction	23	5,454	5,454
Land and land development:
Residential	6	3,341	3,341
Commercial business	9	1,886	1,886
One- to four-family residential	29	10,914	10,914
Consumer:
Consumer secured by one- to four-family	3	206	206
Consumer—other	2	368	368
	81	$32,057	$32,057

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

The following table presents TDRs which incurred a payment default within the years ended December 31, 2013 and 2012, for which the payment default occurred within twelve months of the restructure date.  A default on a restructured loan results in a transfer to nonaccrual status, a charge-off or a combination of both (in thousands):

	Years Ended December 31
	2013		2012
	Number of Loans	Amount	Number of Loans	Amount
Commercial real estate	—	$—	2	$2,346
Construction and land	2	483	6	1,044
Commercial business	2	321	—	—
One- to four-family residential	2	222	4	492
Balance, end of period	6	$1,026	12	$3,882

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in 2013.

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

The following table shows Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristic as of December 31, 2013 (in thousands):

	December 31, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,160,921	$131,523	$332,150	$655,007	$225,329	$511,967	$291,992	$3,308,889
Special mention	6,614	—	350	10,484	561	—	106	18,115
Substandard	26,979	5,630	18,758	16,669	2,401	17,527	2,924	90,888
Doubtful	544	—	—	9	—	—	—	553
Total loans	$1,195,058	$137,153	$351,258	$682,169	$228,291	$529,494	$295,022	$3,418,445
Performing loans	$1,188,771	$137,153	$350,065	$681,445	$228,187	$514,351	$293,705	$3,393,677
Non-performing loans (2)	6,287	—	1,193	724	104	15,143	1,317	24,768
Total loans	$1,195,058	$137,153	$351,258	$682,169	$228,291	$529,494	$295,022	$3,418,445

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of December 31, 2013, in the commercial business category, $94 million of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

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

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of December 31, 2012, in the commercial business category, $77 million of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include loans on non-accrual status and loans more than 90 days delinquent, but still accruing interest.

The following tables provide additional detail on the age analysis of Banner’s past due loans as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$883	$550	$813	$2,246	$500,355	$502,601	$—
Investment properties	—	—	—	—	692,457	692,457	—
Multifamily real estate	1,845	785	—	2,630	134,523	137,153	—
Commercial construction	—	—	—	—	12,168	12,168	—
Multifamily construction	—	—	—	—	52,081	52,081	—
One- to four-family construction	9	7	4	20	200,844	200,864	—
Land and land development:
Residential	—	—	251	251	75,444	75,695	—
Commercial	—	—	—	—	10,450	10,450	—
Commercial business	2,001	2	299	2,302	679,867	682,169	—
Agricultural business, including secured by farmland	—	—	—	—	228,291	228,291	105
One- to four-family residential	521	2,550	9,142	12,213	517,281	529,494	2,611
Consumer:
Consumer secured by one- to four-family	723	93	918	1,734	171,454	173,188	13
Consumer—other	384	99	131	614	121,220	121,834	131
Total	$6,366	$4,086	$11,558	$22,010	$3,396,435	$3,418,445	$2,860

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$1,693	$—	$1,371	$3,064	$486,517	$489,581	$—
Investment properties	743	—	1,431	2,174	581,467	583,641	—
Multifamily real estate	—	—	—	—	137,504	137,504	—
Commercial construction	—	—	—	—	30,229	30,229	—
Multifamily construction	—	—	—	—	22,581	22,581	—
One- to four-family construction	611	—	—	611	160,204	160,815	—
Land and land development:
Residential	—	—	2,047	2,047	74,963	77,010	—
Commercial	2,083	—	45	2,128	11,854	13,982	—
Commercial business	1,849	49	842	2,740	615,309	618,049	—
Agricultural business, including secured by farmland	—	—	—	—	230,031	230,031	—
One- to four-family residential	1,376	3,468	11,488	16,332	565,338	581,670	2,877
Consumer:
Consumer secured by one- to four-family	699	74	1,204	1,977	168,146	170,123	72
Consumer—other	816	673	839	2,328	118,170	120,498	80
Total	$9,870	$4,264	$19,267	$33,401	$3,202,313	$3,235,714	$3,029

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2013 (in thousands):

	For the Year Ended December 31, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Commitments and Unallocated	Total
Allowance for loan losses:
Beginning balance	$15,322	$4,506	$14,991	$9,957	$2,295	$16,475	$1,348	$12,597	$77,491
Provision for loan losses	1,639	800	2,195	1,925	97	(2,995)	1,086	(4,747)	—
Recoveries	2,367	—	2,275	1,673	697	145	340	—	7,497
Charge-offs	(2,569)	—	(1,821)	(1,782)	(248)	(2,139)	(1,439)	—	(9,998)
Ending balance	$16,759	$5,306	$17,640	$11,773	$2,841	$11,486	$1,335	$7,850	$74,990

	December 31, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Commitments and Unallocated	Total
Allowance individually evaluated for impairment	$419	$1,139	$1,762	$222	$—	$1,579	$67	$—	$5,188
Allowance collectively evaluated for impairment	16,340	4,167	15,878	11,551	2,841	9,907	1,268	7,850	69,802
Total allowance for loan losses	$16,759	$5,306	$17,640	$11,773	$2,841	$11,486	$1,335	$7,850	$74,990

	December 31, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Commitments and Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$10,877	$5,744	$12,118	$1,298	$—	$29,834	$776	$—	$60,647
Loans collectively evaluated for impairment	1,184,181	131,409	339,140	680,871	228,291	499,660	294,246	—	3,357,798
Total loans	$1,195,058	$137,153	$351,258	$682,169	$228,291	$529,494	$295,022	$—	$3,418,445

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2012 (in thousands):

	For the Year Ended December 31, 2012
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

Note 7:  REAL ESTATE OWNED, NET

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31
	2013	2012	2011
Balance, beginning of period	$15,778	$42,965	$100,872
Additions from loan foreclosures	3,166	13,930	53,197
Additions from capitalized costs	348	300	4,404
Dispositions of REO	(16,944)	(40,965)	(99,070)
Gain (loss) on sale of REO	2,481	4,725	(1,374)
Valuation adjustments in the period	(785)	(5,177)	(15,064)
Balance, end of period	$4,044	$15,778	$42,965

The following table shows REO by type and geographic location by state as of December 31, 2013 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Commercial real estate	$—	$—	$175	$175
Land development—residential	1,028	1,275	33	2,336
One- to four-family real estate	888	348	297	1,533
Total REO	$1,916	$1,623	$505	$4,044
Percent of total REO	47.4%	40.1%	12.5%	100.0%

Note 8:  PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2013 and 2012 are summarized as follows (in thousands):

	December 31
	2013	2012
Buildings and leasehold improvements	$99,351	$95,270
Furniture and equipment	65,912	61,519
Less accumulated depreciation	(94,970)	(87,646)
Subtotal	70,293	69,143
Land	19,974	19,974
Property and equipment, net	$90,267	$89,117

The Company’s depreciation expense related to property and equipment was $7.5 million, $7.8 million, and $8.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company’s rental expense was $7.3 million, $7.1 million, and $6.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s obligations under long-term property leases are as follows:

Year	Amount
2014	$ 7.4 million
2015	5.5 million
2016	4.8 million
2017	4.0 million
2018	3.6 million
Thereafter	11.9 million
Total	$ 37.2 million

Note 9:  DEPOSITS

Deposits consist of the following at December 31, 2013 and 2012 (dollars in thousands):

	December 31
	2013		2012
	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing checking	$1,115,346	30.8%	$981,240	27.6%
Interest-bearing checking	422,910	11.7	410,316	11.5
Regular savings accounts	798,764	22.1	727,957	20.5
Money market accounts	408,211	11.3	408,998	11.5
Total transaction and savings accounts	2,745,231	75.9	2,528,511	71.1
Certificates of deposit:
Up to 1.00%	723,891	20.0	792,674	22.3
1.01% to 2.00%	95,663	2.6	155,144	4.3
2.01% to 3.00%	43,062	1.2	59,094	1.6
3.01% to 4.00%	6,663	0.2	12,881	0.4
4.01% and greater	3,416	0.1	9,500	0.3
Total certificates of deposit	872,695	24.1	1,029,293	28.9
Total deposits	$3,617,926	100.0%	$3,557,804	100.0%
Included in total deposits:
Public transaction accounts	$87,521	2.4%	$79,955	2.2%
Public interest-bearing certificates	51,465	1.4	60,518	1.7
Total public deposits	$138,986	3.8%	$140,473	3.9%
Total brokered deposits	$4,291	0.1%	$15,702	0.4%

Deposits at December 31, 2013 and 2012 included deposits from the Company’s directors, executive officers and related entities totaling $6.7 million and $8.9 million, respectively.

Scheduled maturities and weighted average interest rates of certificate accounts at December 31, 2013 and 2012 are as follows (dollars in thousands):

	December 31
	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$660,394	0.47%	$759,626	0.64%
Maturing after one year through two years	117,789	1.05	153,371	1.05
Maturing after two years through three years	47,362	1.34	56,419	1.72
Maturing after three years through four years	26,443	1.56	29,571	1.78
Maturing after four years through five years	17,075	1.34	26,782	1.59
Maturing after five years	3,632	1.78	3,524	2.66
Total certificates of deposit	$872,695	0.65%	$1,029,293	0.82%

Included in total deposits are certificate of deposit accounts with balances equal to or greater than $100,000 totaling $486 million and $571 million at December 31, 2013 and 2012, respectively.  Interest expense on certificate of deposit accounts with balances equal to or greater than $100,000 totaled $4.0 million for the year ended December 31, 2013 and $6.7 million for the year ended December 31, 2012.

The following table sets forth the deposit activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31
	2013	2012	2011
Balance at beginning of year	$3,557,804	$3,475,654	$3,591,198
Net increase (decrease) before interest credited	50,385	67,043	(141,708)
Interest credited	9,737	15,107	26,164
Net increase (decrease) in deposits	60,122	82,150	(115,544)
Balance at end of year	$3,617,926	$3,557,804	$3,475,654

Deposit interest expense by type for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Years Ended December 31
	2013	2012	2011
Certificates of deposit	$6,836	$11,458	$19,752
Demand, interest-bearing checking and money market accounts	1,329	1,824	3,293
Regular savings	1,572	1,825	3,119
	$9,737	$15,107	$26,164

Note 10:  ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2013 and 2012, were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2013 or 2012.  At December 31, 2013 and 2012, FHLB advances were scheduled to mature as follows (dollars in thousands):

	December 31
	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$27,000	0.23%	$10,000	2.38%
Maturing after one year through three years	—	—	—	—
Maturing after three years through five years	—	—	—	—
Maturing after five years	203	5.94	210	5.94
Total FHLB advances, at par	27,203	0.27	10,210	2.45
Fair value adjustment	47		94
Total FHLB advances, carried at fair value	$27,250		$10,304

The maximum, average outstanding and year-end balances (excluding fair value adjustments) and average interest rates on advances from the FHLB were as follows at or for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	At or for the Years Ended December 31
	2013	2012	2011
Maximum outstanding at any month end, at par	$60,377	$10,216	$36,522
Average outstanding, at par	18,935	10,215	14,699
Year-end outstanding, at par	27,203	10,210	10,217
Weighted average interest rates:
Annual	0.52%	2.49%	2.52%
End of period	0.27%	2.45%	2.45%
Interest expense during the period	$99	$254	$370

As of December 31, 2013, Banner Bank has established a borrowing line with the FHLB to borrow up to 35% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  Islanders Bank has a similar line of credit, although it may borrow up to 25% of its total assets, also contingent on collateral and FHLB stock.  At December 31, 2013, the maximum total FHLB credit line was $767 million and $26 million for Banner Bank and Islanders Bank, respectively.

Note 11:  OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Retail Repurchase Agreements:  At December 31, 2013, retail repurchase agreements carry interest rates ranging from 0.15% to 0.40%, and are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $100 million.  Banner Bank has the right to pledge or sell these securities, but they must replace them with substantially the same security.  There were no wholesale repurchase agreements and other term borrowings, such as Fed Funds, outstanding as of December 31, 2013 and 2012.

Federal Reserve Bank of San Francisco and Other Borrowings:  Banner Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody (BIC) program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2013, based upon available unencumbered collateral, Banner Bank was eligible to borrow $564 million from the Federal Reserve Bank, although, at that date, as well as at December 31, 2012, the Bank had no funds borrowed under this or other borrowing arrangements.
A summary of all other borrowings at December 31, 2013 and 2012 by the period remaining to maturity is as follows (dollars in thousands):

	At or for the Years Ended December 31
	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Retail repurchase agreements:
Maturing in one year or less	$83,056	0.20%	$76,633	0.30%
Total year-end outstanding	$83,056	0.20	$76,633	0.30
Average outstanding	$84,877	0.23	$90,017	0.31
Maximum outstanding at any month-end	91,964	n/a	100,949	n/a

The table below summarizes interest expense for other borrowings for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31
	2013	2012	2011
Retail repurchase agreements	$192	$281	$356
FDIC guaranteed debt	—	477	1,909
Total expense	$192	$758	$2,265

NOTE 12:  JUNIOR SUBORDINATED DEBENTURES AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2013, six wholly-owned subsidiary grantor trusts, Banner Capital Trust II, III, IV, V, VI and VII (BCT II, BCT III, BCT IV, BCT V, BCT VI and BCT VII (collectively, the Trusts)), established by the Company had issued $120 million of trust preferred securities to third parties, as well as $3.7 million of common capital securities, carried among other assets, which were issued to the Company.  Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  All of the trust preferred securities issued by the Trusts qualified as Tier 1 capital as of December 31, 2013, under guidance issued by the Board of Governors of the Federal Reserve System.  At December 31, 2013, the Trusts comprised $70.2 million, or 11.1% of the Company’s total risk-based capital.

The following table is a summary of trust preferred securities at December 31, 2013 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Current Interest Rate	Reset Period	Interest Rate Spread	Interest Deferral Period	Redemption Option
Banner Capital Trust II	$15,000	$464	$15,464	2033	3.59%	Quarterly	Three-month LIBOR + 3.35%	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	3.14	Quarterly	Three-month LIBOR + 2.90%	20 Consecutive Quarters	On or after October 8, 2008
Banner Capital Trust IV	15,000	465	15,465	2034	3.09	Quarterly	Three-month LIBOR + 2.85%	20 Consecutive Quarters	On or after April 7, 2009
Banner Capital Trust V	25,000	774	25,774	2035	1.81	Quarterly	Three-month LIBOR + 1.57%	20 Consecutive Quarters	On or after November 23, 2010
Banner Capital Trust VI	25,000	774	25,774	2037	1.86	Quarterly	Three-month LIBOR + 1.62%	20 Consecutive Quarters	On or after March 1, 2012
Banner Capital Trust VII	25,000	774	25,774	2037	1.63	Quarterly	Three-month LIBOR + 1.38%	20 Consecutive Quarters	On or after July 31, 2012
Total TPS liability at par	$120,000	$3,716	123,716		2.33%
Fair value adjustment			(49,788)
Total TPS liability at fair value			$73,928

Note 13:  INCOME TAXES

The following table presents the components of the provision for income tax (benefit) expense included in the Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31
	2013	2012	2011
Current	$12,121	$10,759	$—
Deferred	10,407	841	(3,322)
Increase (decrease) in valuation allowance	—	(36,385)	3,322
Provision for (benefit from) income taxes	$22,528	$(24,785)	$—

The following tables present the reconciliation of the provision for income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Years Ended December 31
	2013	2012	2011
Provision for (benefit from) income taxes computed at federal statutory rate	$24,179	$14,034	$1,910
Increase (decrease) in taxes due to:
Tax-exempt interest	(1,633)	(1,710)	(1,616)
Investment in life insurance	(707)	(894)	(663)
State income taxes (benefit), net of federal tax offset	824	539	(2,260)
Tax credits	(636)	(788)	(840)
Valuation allowance	—	(36,385)	3,322
Other	501	419	147
Provision for (benefit from) income taxes	$22,528	$(24,785)	$—

	Years Ended December 31
	2013	2012	2011
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate due to:
Tax-exempt interest	(2.4)	(4.3)	(29.6)
Investment in life insurance	(1.0)	(2.2)	(12.1)
State income taxes (benefit), net of federal tax offset	1.2	1.3	(41.5)
Tax credits	(0.9)	(2.0)	(15.4)
Valuation allowance	—	(90.7)	60.9
Other	0.7	1.1	2.7
Effective income tax rate	32.6%	(61.8)%	—%

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2013 and 2012 (in thousands):

	December 31
	2013	2012
Deferred tax assets:
REO and loan loss reserves	$17,326	$24,615
Deferred compensation	7,305	6,122
Net operating loss carryforward	27,639	26,959
Low income housing tax credits	3,676	4,767
State net operating losses	957	1,081
Other	1,235	689
Total deferred tax assets	58,138	64,233
Deferred tax liabilities:
FHLB stock dividends	(5,875)	(6,187)
Depreciation	(4,074)	(4,061)
Deferred loan fees, servicing rights and loan origination costs	(6,444)	(5,608)
Intangibles	(833)	(1,544)
Financial instruments accounted for under fair value accounting	(15,118)	(10,632)
Total deferred tax liabilities	(32,344)	(28,032)
Deferred income tax asset	25,794	36,201
Unrealized loss (gain) on securities available-for-sale	1,685	(1,194)
Deferred tax asset, net	$27,479	$35,007

At December 31, 2013, the Company has federal and state net operating loss carryforwards of approximately $79.0 million and $20.4 million, respectively, which will expire, if unused, by the end of 2033.  The Company has federal general business credit carryforwards of $2.7 million, which will expire, if unused, by the end of 2031. The Company also has alternative minimum tax credit carryforwards of approximately $900,000, which are available to reduce future federal regular income taxes, if any, over an indefinite period. At December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $77.0 million and $22.8 million, respectively, and federal general business credits and state tax credit carryforwards of $3.3 million and and $600,000, respectively. The Company also had alternative minimum tax credit carryforwards of approximately $1.5 million as of December 31, 2012.

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

Retained earnings (accumulated deficits) at December 31, 2013 and 2012 include approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been booked.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.9 million at December 31, 2013.

As of December 31, 2013, the Company's tax receivables included $9.8 million related to a refund due from amended federal income tax returns filed for 2005, 2006, 2008, and 2009. In addition, $450,000 of interest was recognized as miscellaneous income. The tax receivable represents the finalization of the Internal Revenue Service's review that began in 2011 and which ended with the signing, during 2013, of a closing agreement between the IRS and the Company related to these amended federal income tax returns.

Note 14:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans. Substantially all of the Company’s employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit. For the years ended December 31, 2013, 2012 and 2011, $1.0 million, $43,000 and, $0 respectively, was expensed for 401(k) contributions. The Board of Directors has elected to make a 2% of eligible compensation matching contribution for 2014.

Supplemental Retirement and Salary Continuation Plans.  Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2013, 2012 and 2011, expense recorded for supplemental retirement and salary continuation plan benefits totaled $1.5 million, $879,000, and $848,000, respectively.  At December 31, 2013 and 2012, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $13.6 million and $12.6 million, respectively, and are recorded in a deferred compensation liability account.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”   As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $7.1 million at December 31, 2013 and $7.2 million at December 31, 2012.  At December 31, 2013 and 2012, liabilities recorded in connection with deferred compensation plan benefits totaled $8.5 million ($7.1 million in contra-equity) and $8.5 million ($7.2 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Banks choose to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the owners and sole or partial beneficiaries.  At December 31, 2013 and 2012, the cash surrender value of these policies was $61.9 million and $59.9 million, respectively.  The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

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

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability, a change in control of the Company or termination of the plan.  Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability or change in control of the Company will not receive any benefit.  Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions.  Benefits are payable upon death, retirement, early retirement, disability or separation from service.  The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

No ESOP contributions were made for the years ended December 31, 2013, 2012 or 2011 and no payments were made on the loan in those years. Dividends on unallocated ESOP shares for the year ended December 31, 2013, 2012 and 2011 were $18,544, $1,374 and $1,374, respectively.  As of December 31, 2013, the Company had 34,340 unearned, restricted shares remaining to be released to the ESOP.  The fair value of unearned, restricted shares held by the ESOP trust was $1.5 million at December 31, 2013.  The ESOP held 121,793 allocated, earned shares at December 31, 2013.  The balance of the ESOP loan was $2.5 million at December 31, 2013, with accrued interest of $1.5 million.

On December 17, 2013, the Company's Board of Directors elected to terminate the ESOP effective January 1, 2014. The allocated shares held by the ESOP will be distributed to the participants of the plan. The unallocated shares held by the ESOP will be forfeited and redeemed. The outstanding balance of the loan will be canceled. Termination of the ESOP will have no impact on the net equity position of the Company or its future operating results.

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

Restricted Stock Grants. Under the 2012 Restricted Stock Plan, which was approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the Plan have a minimum vesting period of three years. The Plan will continue in effect for a term of ten years, after which no further awards may be granted. Vesting requirements may include time-based conditions, performance-based conditions, or market-based conditions. Concurrent with the approval of the 2012 Restricted Stock Plan was the approval of a grant of $300,000 of restricted stock (14,535 restricted shares) that vests in one-third increments over a three-year period to Mark J. Grescovich, President and Chief Executive Officer of Banner Corporation and Banner Bank. Subsequent to that initial issuance was the issuance of 174,891 additional shares to certain other officers of the Company. The 2012 Restricted Stock Plan was amended on April 23, 2013 to provide for the ability to grant (1) cash-denominated incentive-based awards payable in cash or common stock, including those that are eligible to qualify as qualified performance-based compensation for the purposes of Section 162(m) of the IRS Code and (2) restricted stock awards that qualify as qualified performance-based compensation for the purposes of Section 162(m) of the IRS Code. As of December 31, 2013, the Company had granted 189,426 shares of restricted stock from the 2012 Restricted Stock Plan, of which 31,178 shares had vested and 158,248 shares remain unvested.

Additionally, the Company granted shares of restricted common stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Bank and Banner Corporation on August 22, 2010 and on August 23, 2011. The restricted shares were granted to Mr. Grescovich in accordance with his employment agreement, which, as an inducement material to his joining the Company and the Bank, provided for the granting of restricted shares on the six-month and the 18-month anniversaries of the effective date of the agreement. The shares vest in one-third annual increments over the subsequent three-year periods following the grants. A total of 34,257 shares were granted. As of December 31, 2013, 28,359 shares had vested and 5,898 shares remain unvested.

The expense associated with restricted stock was $1.5 million, $434,000 and $111,000 respectively, for the years ended December 31, 2013, 2012 and 2011.  Unrecognized compensation expense for these awards as of December 31, 2013 was $3.3 million and will be amortized over the next 28 months.

A summary of the Company's Restricted Stock award activity during the years ended December 31, 2011, 2012 and 2013 follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2010	16,565	$15.09
Granted	17,692	14.13
Vested	(5,522)	15.09
Forfeited	—	—
Unvested at December 31, 2011	28,735	14.50
Granted	92,035	21.77
Vested	(11,419)	14.60
Forfeited	(1,500)	21.94
Unvested at December 31, 2012	107,851	20.59
Granted	98,891	30.81
Vested	(42,596)	19.85
Forfeited	—	—
Unvested at December 31, 2013	164,146	26.94

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

During the years ended December 31, 2013, 2012 and 2011, the Company did not grant any stock options.  Additionally, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

For the year ended December 31, 2013, there was no stock option compensation expense recorded. For the years end December 31, 2012 and 2011, stock-based compensation costs related to the SOPs were $7,000 and $25,000, respectively.  The SOPs' stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the Treasury's Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

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

A summary of the Company’s stock option award activity (post reverse split) for the years ended December 31, 2011, 2012 and 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	61,725	$162.12	3.1	n/a
Granted	—	—
Exercised	—	—
Forfeited	(9,996)	127.54
Outstanding at December 31, 2011	51,729	168.98	2.4	n/a
Granted	—	—
Exercised	—	—
Forfeited	(9,208)	145.97
Outstanding at December 31, 2012	42,521	173.98	1.75	n/a
Granted	—	—
Exercised	—	—
Forfeited	(16,157)	121.29
Outstanding at December 31, 2013	26,364	206.27	1.58	n/a
Outstanding at December 31, 2013, net of expected forfeitures	—	—	n/a	n/a
Exercisable at December 31, 2013	26,364	206.27	1.58

The intrinsic value of stock options is calculated as the amount by which the market price of Banner's common stock exceeds the exercise price at the time of exercise or the end of the period as applicable.

A summary of the Company’s unvested stock option activity for the years ended December 31, 2011, 2012 and 2013 follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2010	3,000	$216.16
Granted	—	—
Vested	(1,500)	216.16
Forfeited	—	—
Unvested at December 31, 2011	1,500	216.16
Granted	—	—
Vested	(1,500)	216.16
Forfeited	—	—
Unvested at December 31, 2012	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2013	—	—

At December 31, 2013, financial data pertaining to outstanding stock options was as follows:

Exercise Price	Weighted Average Exercise Price of Option Shares Granted	Number of Option Shares Granted	Weighted Average Option Shares Vested and Exercisable	Weighted Average Exercise Price of Option Shares Exercisable	Remaining Contractual Life
$0.00 to $184.00	$180.22	7,993	7,993	$180.22	0.2 years
$184.01 to $220.00	203.76	9,071	9,071	203.76	1.1 years
greater than $220.00	221.97	9,300	9,300	221.97	0.3 years
	206.27	26,364	26,364	206.27

During the year ended December 31, 2013, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31
	2013	2012	2011
Salary and employee benefits	$—	$11	$39
Decrease in provision for income taxes	—	(4)	(14)
Decrease in equity, net	$—	$7	$25

Banner Corporation Long-Term Incentive Plan: In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006. The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on Company common stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR). Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus, for some grants, the dividends declared on the stock from the date of grant to the date of vesting. The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock. The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.  The Company recognized compensation expense of $1.0 million, $314,000, and $148,000, respectively, for the years ended December 31, 2013, 2012 and 2011 related to the increase in the fair value of SARs and additional vesting during the period.  At December 31, 2013, the aggregate liability related to SARs was $1.6 million and is included in deferred compensation.

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

On March 29, 2012, the Company's $124 million of Series A Preferred Stock was sold by the Treasury as part of its efforts to manage and recover its investments under the Troubled Assets Relief Program (TARP).  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  During the year ended December 31, 2012 the Company repurchased or redeemed its Series A Preferred Stock. The related warrants to purchase up to $18.6 million in Banner common stock (243,998 shares) were sold by the Treasury at public auction in June 2013. That sale did not change the Company's capital position and did not have any impact on the financial accounting and reporting for these securities.

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013:
The Company—consolidated:
Total capital to risk-weighted assets	$631,674	16.99%	$297,493	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	584,838	15.73	148,747	4.00	n/a	n/a
Tier 1 leverage capital to average assets	584,838	13.64	171,553	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	557,253	15.75	282,984	8.00	$353,730	10.00%
Tier 1 capital to risk- weighted assets	512,689	14.49	141,192	4.00	212,238	6.00
Tier 1 leverage capital to average assets	512,689	12.65	162,174	4.00	202,707	5.00
Islanders Bank:
Total capital to risk- weighted assets	34,795	18.73	14,859	8.00	18,574	10.00
Tier 1 capital to risk- weighted assets	32,469	17.48	7,430	4.00	11,144	6.00
Tier 1 leverage capital to average assets	32,469	13.60	9,553	4.00	11,941	5.00
December 31, 2012:
The Company—consolidated:
Total capital to risk-weighted assets	$581,796	16.96%	$274,460	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	538,485	15.70	137,230	4.00	n/a	n/a
Tier 1 leverage capital to average assets	538,485	12.74	169,035	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	533,128	16.38	260,390	8.00	$325,488	10.00%
Tier 1 capital to risk- weighted assets	492,025	15.12	130,195	4.00	195,293	6.00
Tier 1 leverage capital to average assets	492,025	12.29	160,104	4.00	200,130	5.00
Islanders Bank:
Total capital to risk- weighted assets	32,913	17.53	15,019	8.00	18,773	10.00
Tier 1 capital to risk- weighted assets	30,558	16.28	7,509	4.00	11,264	6.00
Tier 1 leverage capital to average assets	30,558	13.02	9,388	4.00	11,735	5.00

At December 31, 2013, Banner Corporation and the Banks each exceeded all regulatory capital adequacy requirements.  There have been no conditions or events since December 31, 2013 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.  The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 19:  CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2013.

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

In February 2009, for the first time in its history, the State of Washington’s Public Deposit Protection Commission assessed all Qualified Public Depositories participating in the State’s public deposit program an amount that, in aggregate, covered the uninsured portion of the public funds on deposit at a failed Washington bank.  Generally, the maximum liability should any member(s) of the State’s public deposit program default on its uninsured public funds is limited to 10% of the public funds held by the Banks.  A similar program is also in place in Oregon, where Banner Bank also holds public deposits.  Should other bank failures occur in either state, the Banks could be subject to additional assessments; however, the rules for participation have been revised to require 100% collateralization of these deposits in the State of Washington and a range of 50% to 110% in the State of Oregon, depending of an institution's CAMEL rating, which serves to significantly limit the contingent liability that currently exists for Qualified Public Depositories.  As a result of these collateralization requirements, the Banks have generally sought to reduce their reliance on public funds since February 2009. Public funds totaled $139 million at December 31, 2013 as compared to $140 million at December 31, 2012.

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

Note 21:  OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

At December 31, 2013, intangible assets consisted primarily of CDI, which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

The Company amortizes CDI over their estimated useful life and reviews them at least annually for events or circumstances that could impact their recoverability.  The CDI assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in three separate bank acquisitions during 2007 and a single branch acquisition in 2013.  These intangible assets are being amortized using an accelerated method over estimated useful lives of three to eight years.  The CDI assets are not estimated to have a significant residual value.  Intangible assets are amortized over their useful lives and are also reviewed for impairment.

The following table summarizes the changes in the Company’s core deposit intangibles and other intangibles for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	CDI	Other	Total
Balance, December 31, 2010	$8,598	$11	$8,609
Amortization	(2,276)	(2)	(2,278)
Balance, December 31, 2011	6,322	9	6,331
Amortization	(2,092)	(9)	(2,101)
Balance, December 31, 2012	4,230	—	4,230
Additions through acquisition	160	—	160
Amortization	(1,941)	—	(1,941)
Balance, December 31, 2013	$2,449	$—	$2,449

Estimated amortization expense in future years with respect to existing intangibles as of December 31, 2013 (in thousands):

Year Ended	CDI
December 31, 2014	$1,800
December 31, 2015	640
December 31, 2016	9
Net carrying amount	$2,449

Mortgage servicing rights are reported in other assets.  Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2013, the Company recorded a recovery of $1.3 million in previously recognized impairment charges against mortgage servicing rights. In 2012, the Company recorded $400,000 in impairment charges against mortgage servicing rights. In 2011, the Company did not record any impairment charges or recoveries.  Loans serviced for others totaled $1.216 billion and $1.031 billion at December 31, 2013 and 2012, respectively.  Custodial accounts maintained in connection with this servicing totaled $5.7 million and $5.0 million at December 31, 2013 and 2012, respectively.

An analysis of the mortgage servicing rights for the years ended December 31, 2013, 2012 and 2011 is presented below (in thousands):

	Years Ended December 31
	2013	2012	2011
Balance, beginning of the year	$6,244	$5,584	$5,441
Amounts capitalized	2,913	3,662	1,928
Amortization (1)	(2,371)	(2,602)	(1,785)
Valuation adjustments in the period	1,300	(400)	—
Balance, end of the year (2)	$8,086	$6,244	$5,584

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	Balances as of December 31, 2012 and 2011 are net of valuation allowances of $1.3 million and $900,000, respectively.

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

From mid-2008 through the current year, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements. This has been particularly true for our TRUP CDO securities. As of December 31, 2013, Banner owned $31 million in current par value of these securities. The market for TRUP CDO securities is inactive, which was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007. There are still very few market participants who are willing and/or able to transact for these securities. Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at December 31, 2013 and 2012:

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

Where appropriate, management reviewed the valuation methodologies, and assumptions used by the independent third party providers and for certain securities determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements, while for other securities management adjusted the third party providers modeling to be more reflective of the characteristics of the Company’s remaining TRUP CDOs. The result of this fair value analysis of these Level 3 measurements was a fair value loss of $255,000 for the year-ended December 31, 2013, compared to a $3.3 million gain in the year ended December 31, 2012 and a $275,000 gain in the year ended December 31, 2011. The small loss in the current year was primarily the result of a modest adjustment to the discount rate which more than offset the impact of the passage of time on the years to maturity in the discounted present value calculation used to estimate the fair value of these securities. In management's opinion the small valuation change was consistent with general market stability for credit spreads supported by other market observations. The more significant gain in the year ended 2012 was primarily a result in the reduction in the spread between the benchmark credit equivalent indices used to establish an appropriate discount rate and a similar maturity point on the interest rate swap curve.

At December 31, 2013, Banner also directly owned approximately $19 million in amortized cost of single issuer TPS securities for which no market data or independent valuation source is available. Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities. Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. Management took into consideration the limited market data that was available regarding similar securities and assessed the performance of the three individual issuers of TPS securities owned by the Company. At December 31, 2013, the Company again sought input from independent third parties to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. Management concluded that market yields have been reasonably stable in recent periods and that the indicated spreads and implied yields for non-investment grade securities as well as the yields associated with individual issuers in the third party analyst reports continue to suggest that a 525 basis point spread over the three-month Libor index, the same spread as used a year earlier, was still a reasonable basis for determining an appropriate discount rate to estimate the fair value of these securities. These factors were then incorporated into the model at December 31, 2013, where a discount rate equal to three-month LIBOR plus 525 basis points was used to calculate the respective fair values of these securities The result of this Level 3 fair value measurement was a fair value gain of $74,000 in the year ended December 31, 2013, compared to a gain of $2.3 million in the year ended December 31, 2012 and a gain of $578,000 in the year ended December 31, 2011. The much larger valuation change in 2012 was the result of decreasing the spreads to 525 basis points from a range of 600-800 used in 2011. The Company has and will continue to assess the appropriate fair value hierarchy for determination of these fair values on a quarterly basis.

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

•
The fair valuations of junior subordinated debentures (TPS-related debt that the Company has issued) were also valued using discounted cash flows. These debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%. While the quarterly reset of the index on this debt would seemingly keep its fair value reasonably close to book values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place. In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method. However, as noted above in the discussion of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs. Due to this reliance on assumptions and not on directly observable transactions, management believes fair value for these instruments should follow a Level 3 input methodology. From March 2009 to March 2012, the Company used a discount rate of LIBOR plus 800 basis points to value its junior subordinated debentures. However, similar to the discussion above about the TPS securities, in June 2012, management assessed the performance of Banner and concluded that it had demonstrated sufficient improvement in asset quality, capital position and other performance measures to project sustainable profitability for the foreseeable future sufficient to warrant a reduction in the discount rate used in its fair value modeling. Since the discount rate used in the fair value modeling is the most sensitive unobservable estimate in the calculation, the Company again utilized input from the same independent third party noted above to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. In valuing the debentures at June 30, 2012, these changes in credit quality were the primary factor contributing to a reduction in the discount rate from 800 basis points to 550 basis points. In further valuing the debentures at September 30, 2012, management evaluated the general market tightening of credit spreads as noted above and for the discount rate used the period-ending three-month LIBOR plus 525 basis points. As noted above in the discussion about single-issuer TPS securities, since market spreads have been reasonably stable in recent periods we again used a spread of 525 basis points at December 31, 2013, resulting in a fair value loss on these instruments of $865,000 for the year ended December 31, 2013, compared to a $23.1 million loss in the year ended December 31, 2012 and a $1.6 million loss in the year ended December 31, 2011. The fair value adjustment in the current year was primarily the result of the passage of time on the years to maturity in the discounted present value calculation used to estimate the fair value.

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$58,660	$—	$58,660
Municipal bonds	—	52,855	—	52,855
Corporate bonds	—	6,964	—	6,964
Mortgage-backed securities	—	326,610	—	326,610
Asset-backed securities	—	25,191	—	25,191
	—	470,280	—	470,280
Securities—trading
U.S. Government and agency	—	1,481	—	1,481
Municipal bonds	—	5,023	—	5,023
TPS and TRUP CDOs	—	—	35,140	35,140
Mortgage-backed securities	—	20,760	—	20,760
Equity securities and other	—	68	—	68
	—	27,332	35,140	62,472
Derivatives
Interest rate lock commitments	—	130	—	130
Interest rate swaps	—	4,946	—	4,946
	$—	$502,688	$35,140	$537,828
Liabilities
Advances from FHLB at fair value	$—	$27,250	$—	$27,250
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,928	73,928
Derivatives
Interest rate forward sales commitments	—	43	—	43
Interest rate swaps	—	4,946	—	4,946
	$—	$32,239	$73,928	$106,167

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$96,980	$—	$96,980
Municipal bonds	—	44,938	—	44,938
Corporate bonds	—	10,729	—	10,729
Mortgage-backed securities	—	277,757	—	277,757
Asset-backed securities	—	42,516	—	42,516
	—	472,920	—	472,920
Securities—trading
U.S. Government and agency	—	1,637	—	1,637
Municipal bonds	—	5,684	—	5,684
TPS and TRUP CDOs	—	—	35,741	35,741
Mortgage-backed securities	—	28,107	—	28,107
Equity securities and other	—	63	—	63
	—	35,491	35,741	71,232
Derivatives
Interest rate lock commitments	—	510	—	510
Interest rate swaps	—	8,353	—	8,353
	$—	$517,274	$35,741	$553,015
Liabilities
Advances from FHLB at fair value	$—	$10,304	$—	$10,304
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,063	73,063
Derivatives
Interest rate forward sales commitments	—	195	—	195
Interest rate swaps	—	8,353	—	8,353
	$—	$18,852	$73,063	$91,915

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31, 2013
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance at December 31, 2012	$35,741	$73,063
Total gains or losses recognized
Assets gains (losses)	(181)	—
Liabilities (gains) losses	—	865
Purchases, issuances and settlements	—	—
Paydowns and maturities	(420)	—
Transfers in and/or out of Level 3	—	—
Ending balance at December 31, 2013	$35,140	$73,928

	Year Ended December 31, 2012
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance at December 31, 2011	$30,455	$49,988
Total gains or losses recognized
Assets gains (losses)	5,891	—
Liabilities (gains) losses	—	23,075
Purchases, issuances and settlements	—	—
Paydowns and maturities	(605)	—
Transfers in and/or out of Level 3	—	—
Ending balance at December 31, 2012	$35,741	$73,063

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

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded. These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount. The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology. As of December 31, 2013, the Company reviewed all of its adversely classified loans totaling $91 million and identified $72 million which were considered impaired. Of those $72 million in impaired loans, $61 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established. The $61 million had original carrying values of $65 million which have been reduced by partial write-downs totaling $4 million. In addition to these write-downs, in order to bring the impaired loan balances to fair value, Banner also established $5 million in specific reserves on these impaired loans. Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $12 million and were found to require allowances totaling $289,000. The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the properties, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended

December 31, 2013 and 2012, the Company recognized $785 thousand and $5.2 million, respectively of impairment charges related to these types of assets.

Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value). If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income. However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value. In 2013, the Company reversed $1.3 million in previously recorded impairment charges against mortgage servicing rights. In 2012, the Company recorded $400,000 in impairment charges. Loans serviced for others totaled $1.216 billion and $1.031 billion at December 31, 2013 and 2012, respectively.

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy at December 31, 2013 and 2012 (in thousands):

	At or For the Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$10,627	$10,627	$(4,890)
REO	—	—	4,044	4,044	(853)
	At or For the Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$52,475	$52,475	$(6,381)
REO	—	—	15,778	15,778	(1,915)
MSRs	—	—	6,244	6,244	(400)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2013 and 2012:

			December 31
			2013	2012
Financial Instruments	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Weighted Average Rate
TPS securities	Discounted cash flows	Discount rate	5.50%	5.56%
TRUP CDOs	Discounted cash flows	Discount rate	3.85	3.83
Junior subordinated debentures	Discounted cash flows	Discount rate	5.50	5.56
Impaired loans	Discounted cash flows	Discount rate	Various	Various
	Collateral Valuations	Market values	n/a	n/a
REO	Appraisals	Market values	n/a	n/a
MSRs	Discounted cash flows	Prepayment rate	n/a	19.80
		Discount rate	n/a	11.11

TPS and TRUP CDOs: Management believes that the credit risk-adjusted spread used to develop the discount rate utilized in the fair value measurement of TPS and TRUP CDOs is indicative of the risk premium a willing market participant would require under current market conditions for instruments with similar contractual rates and terms and conditions and issuers with similar credit risk profiles and with similar expected probability of default. Management attributes the change in fair value of these instruments during 2013 primarily to perceived general market adjustments to the risk premiums for these types of assets and to improved performance of the underlying issuers.

Junior subordinated debentures: Similar to the TPS and TRUP CDOs discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures during 2013 primarily to perceived general market adjustments to the risk premiums for these types of liabilities and to changes to our entity-specific credit risk profile as a result of improved operating performance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2013, or the passage of time, will result in negative fair value adjustments. At December 31, 2013 the discount rate utilized was based on a credit spread of 525 basis points and three month Libor of 25 basis points.

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

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2013 and 2012, whether or not recognized or recorded in the consolidated Statements of Financial Condition.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The carrying value and estimated fair value of financial instruments at December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$137,349	$137,349	$181,298	$181,298
Securities—trading	62,472	62,472	71,232	71,232
Securities—available-for-sale	470,280	470,280	472,920	472,920
Securities—held-to-maturity	102,513	103,610	86,452	92,458
Loans receivable held for sale	2,734	2,751	11,920	12,059
Loans receivable	3,415,711	3,297,936	3,223,794	3,143,853
FHLB stock	35,390	35,390	36,705	36,705
BOLI	61,945	61,945	59,891	59,891
Mortgage servicing rights	8,086	11,529	6,244	6,244
Derivatives	5,076	5,076	8,863	8,863
Liabilities:
Demand, interest-bearing checking and money market	1,946,467	1,697,095	1,800,555	1,729,351
Regular savings	798,764	695,863	727,956	694,609
Certificates of deposit	872,695	867,904	1,029,293	1,033,931
Advances from FHLB at fair value	27,250	27,250	10,304	10,304
Junior subordinated debentures at fair value	73,928	73,928	73,063	73,063
Other borrowings	83,056	83,056	76,633	76,633
Derivatives	4,989	4,989	8,548	8,548
Off-balance-sheet financial instruments:
Commitments to originate loans	130	130	510	510
Commitments to sell loans	(43)	(43)	(195)	(195)

Fair value estimates, methods and assumptions are set forth below for the Company’s financial and off-balance-sheet instruments:

Cash and Due from Banks:  The carrying amount of these items is a reasonable estimate of their fair value. These fair values are considered Level 1 measures.

Securities:  The estimated fair values of investment securities and mortgaged-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to continued credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s TPS and TRUP CDO securities (see earlier discussion above in determining the securities’ fair market value), management has classified these securities as a Level 3 fair value measure.

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

FHLB Stock:  The fair value is based upon the redemption value of the stock which equates to its carrying value. This fair value is considered a Level 3 measure.

Bank Owned Life Insurance: The fair value of BOLI policies owned are based on the various insurance contracts' cash surrender value. This fair value is considered a Level 1 measure.

Mortgage Servicing Rights: Fair values are estimated based on current pricing for sales of servicing for new loans adjusted up or down based on the serviced loan's interest rate versus current new loan rates. Management considers this to be a Level 3 measure.

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

Junior Subordinated Debentures:  Due to continued credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads (see earlier discussion above in determining the junior subordinated debentures’ fair market value), junior subordinated debentures have been classified as a Level 3 fair value measure.  Management believes that the credit risk adjusted spread and resulting discount rate utilized is indicative of those that would be used by market participants.

Derivative Instruments: Derivatives include interest rate swap agreements, interest rate lock commitments to originate loans held for sale and forward sales contracts to sell loans and securities related to mortgage banking activities. Fair values for these instruments which generally change as a result of changes in the level of market interest rates , are estimated based on dealer quotes and secondary market sources. Management considers these to be Level 2 inputs.

Off-Balance Sheet Items: Off-balance sheet financial instruments include unfunded commitments to extend credit, including standby letters of credit, and commitments to purchase investment securities. The fair value of these instruments is not considered practical to estimate without incurring excessive costs and management does not believe the fair value estimates would be material. Other commitments to fund loans totaled $1.097 billion and $925 million at December 31, 2013 and 2012, respectively, and have no carrying value at both dates, representing the cost of such commitments.  There was no commitment to purchase securities at December 31, 2013, and one commitment to purchase securities at December 31, 2012. Fair value estimates for commitments are considered Level 2 measures.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 23:  BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2013	2012
ASSETS
Cash	$45,998	$36,884
Investment in trust equities	3,716	3,716
Investment in subsidiaries	575,023	556,125
Other assets	7,280	2,601
	$632,017	$599,326
LIABILITIES AND STOCKHOLDERS’ EQUITY
Miscellaneous liabilities	$6,157	$6,401
Deferred tax liability	12,960	12,943
Junior subordinated debentures at fair value	73,928	73,063
Stockholders’ equity	538,972	506,919
	$632,017	$599,326

Statements of Operations	Years Ended December 31
	2013	2012	2011
INTEREST INCOME:
Interest-bearing deposits	$82	$218	$277
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	24,725	61,329	990
Equity in undistributed income of subsidiaries	23,994	23,507	9,478
Other income	3,016	55	46
Net change in valuation of financial instruments carried at fair value	(865)	(23,075)	(1,563)
Interest on other borrowings	(2,968)	(3,395)	(4,193)
Other expenses	(2,794)	(2,375)	(2,313)
Net income before taxes	45,190	56,264	2,722
BENEFIT FROM INCOME TAXES	(1,365)	(8,618)	(2,735)
NET INCOME	46,555	64,882	5,457
PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	—	4,938	6,200
Preferred stock discount accretion	—	3,298	1,701
Gain on repurchase of preferred stock	—	(2,471)	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$46,555	$59,117	$(2,444)

Statements of Cash Flows	Years Ended December 31
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$46,555	$64,882	$5,457
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(23,994)	(23,507)	(9,478)
Increase (decrease) in deferred taxes	17	(13,030)	(562)
Net change in valuation of financial instruments carried at fair value	865	23,075	1,563
(Increase) decrease in other assets	(4,655)	(496)	1,933
Increase (decrease) in other liabilities	(1,921)	4,940	(957)
Net cash provided from (used by) operating activities	16,867	55,864	(2,044)
INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(27)	(332)	(162)
Net cash used by investing activities	(27)	(332)	(162)
FINANCING ACTIVITIES:
Issuance of stock for stockholder reinvestment program	72	36,317	21,556
Redemption of senior preferred stock	—	(121,528)	—
Cash dividends paid	(7,798)	(6,470)	(8,827)
Net cash provided from (used by) financing activities	(7,726)	(91,681)	12,729
NET INCREASE (DECREASE) IN CASH	9,114	(36,149)	10,523
CASH, BEGINNING OF PERIOD	36,884	73,033	62,510
CASH, END OF PERIOD	$45,998	$36,884	$73,033

Note 24: STOCK REPURCHASES

During 2012, the Company repurchased or redeemed all of its Series A Preferred Stock, realizing gains aggregating $2.5 million, which was partially offset by accelerated amortization of a portion of the initial discount recorded at the issuance of the Series A Preferred Stock. As a result, the accrual for the quarterly dividend was reduced by the retirement of the repurchased shares. As of December 31, 2012, all of the Series A Preferred Stock had been retired. The Company did not repurchase any of its common stock during the years ended December 31, 2013, 2012 or 2011 except for shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

Note 25:  CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings (loss) per common share (in thousands, except per share data):

	Years Ended December 31
	2013	2012	2011
Net income	$46,555	$64,882	$5,457
Preferred stock dividend accrual	—	(4,938)	(6,200)
Preferred stock discount accretion	—	(3,298)	(1,701)
Gain on repurchase of preferred stock	—	2,471	—
Net income (loss) available to common shareholders	$46,555	$59,117	$(2,444)
Weighted average number of common shares outstanding
Basic	19,361	18,650	16,724
Diluted	19,397	18,723	16,753
Earnings (loss) per common share
Basic	$2.40	$3.17	$(0.15)
Diluted	$2.40	$3.16	$(0.15)

At December 31, 2013, there were 164,146 issued but unvested restricted stock shares that were included in the computation of diluted earnings per share.

Options to purchase an additional 26,364 shares of common stock and a warrant to purchase up to 243,998 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.

Note 26:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands except for per share data):

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$44,508	$45,571	$45,037	$44,595
Interest expense	3,540	3,323	3,144	2,988
Net interest income before provision for loan losses	40,968	42,248	41,893	41,607
Provision for loan losses	—	—	—	—
Net interest income	40,968	42,248	41,893	41,607
Other operating income	9,997	10,623	10,142	12,580
Other operating expenses	34,099	35,457	34,490	36,929
Income before provision for income taxes	16,866	17,414	17,545	17,258
Provision for income taxes	5,284	5,661	5,880	5,704
Net income	11,582	11,753	11,665	11,554
Preferred stock dividend	—	—	—	—
Preferred stock discount accretion	—	—	—	—
Gain on repurchase and retirement of preferred stock	—	—	—	—
Net income available to common shareholders	$11,582	$11,753	$11,665	$11,554
Basic earnings per share	$0.60	$0.60	$0.60	$0.60
Diluted earnings per share	0.60	0.60	0.60	0.60
Cumulative dividends declared	0.12	0.12	0.15	0.15

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$47,198	$47,265	$47,174	$45,525
Interest expense	6,072	4,975	4,476	3,991
Net interest income before provision for loan losses	41,126	42,290	42,698	41,534
Provision for loan losses	5,000	4,000	3,000	1,000
Net interest income	36,126	38,290	39,698	40,534
Other operating income	10,971	(9,064)	11,684	13,311
Other operating expenses	37,913	35,666	33,355	34,519
Income before provision for income taxes	9,184	(6,440)	18,027	19,326
Provision (benefit) for income taxes	—	(31,830)	2,407	4,638
Net income	9,184	25,390	15,620	14,688
Preferred stock dividend	1,550	1,550	1,227	611
Preferred stock discount accretion	454	454	1,216	1,174
Gain on repurchase and retirement of preferred stock	—	—	(2,070)	(401)
Net income available to common shareholders	$7,180	$23,386	$15,247	$13,304
Basic earnings per share	$0.40	$1.27	$0.81	$0.69
Diluted earnings per share	0.40	1.27	0.80	0.69
Cumulative dividends declared	0.01	0.01	0.01	0.01

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$49,663	$49,888	$49,561	$48,451
Interest expense	9,607	8,687	7,833	6,865
Net interest income before provision for loan losses	40,056	41,201	41,728	41,586
Provision for loan losses	17,000	8,000	5,000	5,000
Net interest income	23,056	33,201	36,728	36,586
Other operating income	7,246	9,253	10,340	7,151
Other operating expenses	38,144	40,255	41,038	38,667
Income (loss) before provision for income taxes	(7,842)	2,199	6,030	5,070
Provision (benefit) for income taxes	—	—	—	—
Net income (loss)	(7,842)	2,199	6,030	5,070
Preferred stock dividend	1,550	1,550	1,550	1,550
Preferred stock discount accretion	426	425	425	425
Gain on repurchase and retirement of preferred stock	—	—	—	—
Net income (loss) available to common shareholders	$(9,818)	$224	$4,055	$3,095
Basic earnings (loss) per share	$(0.61)	$0.01	$0.24	$0.18
Diluted earnings (loss) per share	(0.61)	0.01	0.24	0.18
Cumulative dividends declared	0.07	0.01	0.01	0.01

Note 27:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company has financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, commitments related to standby letters of credit, commitments to originate loans, commitments to sell loans, and commitments to buy or sell securities. These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance sheet items recognized in our Consolidated Statements of Financial Condition.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	December 31, 2013	December 31, 2012
Commitments to extend credit	$1,073,897	$907,892
Standby letters of credit and financial guarantees	6,990	6,660
Commitments to originate loans	15,776	10,733
Commitments to purchase investment securities	—	11,500
Commitments to sell investment securities	—	—

Derivatives also included in Note 28:
Commitments to originate loans held for sale	21,434	89,049
Commitments to sell loans secured by one- to four-family residential properties	9,378	70,263
Commitments to sell securities related to mortgage banking activities	15,200	41,500

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. In 2012, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2013 or 2012. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in Note 1: “Derivative Instruments.”

NOTE 28: DERIVATIVES AND HEDGING

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

In a program brought to Banner Bank through its merger with F&M Bank in 2007, customers received fixed interest rate commercial loans and the Bank subsequently hedged that fixed rate loan by entering into an interest rate swap with a dealer counterparty. The Bank receives fixed rate payments from the customers on the loans and makes similar fixed rate payments to the dealer counterparty on the swaps in exchange for variable rate payments based on the one-month LIBOR index. Some of these interest rate swaps are designated as fair value hedges. Through application of the “short cut method of accounting,” there is an assumption that the hedges are effective. The Bank discontinued originating interest rate swaps under this program in 2008.

As of December 31, 2013 and December 31, 2012, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$7,420	$1,295	$10,507	$2,163	$7,420	$1,295	$10,507	$2,163

(1)	Included in Loans Receivable on the Consolidated Statement of Financial Condition.

(2)	Included in Other Liabilities on the Consolidated Statement of Financial Condition.

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

As of December 31, 2013 and December 31, 2012, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$135,122	$3,651	$100,447	$6,190	$135,122	$3,651	$100,447	$6,190
Mortgage loan commitments	14,107	57	45,363	436	7,326	43	43,686	74
Forward sales contracts	22,526	73	43,686	74	—	—	41,500	121
	$171,755	$3,781	$189,496	$6,700	$142,448	$3,694	$185,633	$6,385

(1)
Included in Other Assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps from prior to 2009 that were not designated in hedge relationships (with a fair value of $791,000 at December 31, 2013 and $1.1 million at December 31, 2012), which are included in Loans Receivable.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the years ended December 31, 2013 and 2012 were as follows (in thousands):

		For the Year Ended December 31
	Location on Income Statement	2013	2012
Mortgage loan commitments	Mortgage banking operations	$(174)	$205
Forward sales contracts	Mortgage banking operations	310	160
		$136	$365

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at December 31, 2013 or December 31, 2012, it could have been required to settle its obligations under the agreements at the termination value. As of December 31, 2013 and December 31, 2012, the termination value of derivatives in a net liability position related to these agreements was $2.7 million and $8.4 million, respectively. The Company generally posts collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $8.9 million and $12.5 million as of December 31, 2013 and December 31, 2012, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$4,946	$—	$4,946	$(554)	$—	$4,392
	$4,946	$—	$4,946	$(554)	$—	$4,392

Derivative liabilities
Interest rate swaps	$4,946	$—	$4,946	$(554)	$(2,657)	$1,735
	$4,946	$—	$4,946	$(554)	$(2,657)	$1,735

	December 31, 2012
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$8,353	$—	$8,353	$—	$—	$8,353
	$8,353	$—	$8,353	$—	$—	$8,353

Derivative liabilities
Interest rate swaps	$8,353	$—	$8,353	$—	$(8,353)	$—
	$8,353	$—	$8,353	$—	$(8,353)	$—

BANNER CORPORATION

Exhibit	Index of Exhibits

3{a}
Amended and Restated Articles of Incorporation of Registrant [incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 29, 2010 (File No. 000-26584)], as amended on May 26, 2011 [incorporated by reference to the Current Report on Form 8-K filed on June 1, 2011 (File No. 000-26584)].

3{b}	Bylaws of Registrant [incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 1, 2011 (File No. 0-26584)].

4{a}	Warrant to purchase shares of Company's common stock dated November 21, 2008 [incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)]

10{a}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{b}	Amended and Restated Employment Agreement, with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584].

10{c}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{d}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{e}	Supplemental Retirement Plan as Amended with Jesse G. Foster [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-26584)].

10{f}	Employment Agreement with Lloyd W. Baker [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-26584)].

10{g}
Supplemental Executive Retirement Program Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{h}
Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker, Cynthia D. Purcell and Paul E. Folz [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 and the exhibits filed with the Form 8-K on May 6, 2008].

10{i}	1998 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated February 2, 1999 (File No. 333-71625)].

10{j}	2001 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 8, 2001 (File No. 333-67168)].

10{k}
Form of Employment Contract entered into with Cynthia D. Purcell, Richard B. Barton and Douglas M. Bennett [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{l}
2004 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-26584)].

10{m}
2004 Executive Officer and Director Investment Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-26584)].

10{n}	Long-Term Incentive Plan and Form of Repricing Agreement [incorporated by reference to the exhibits filed with the Current Report on Form 8-K on May 6, 2008].

10{o}
2005 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-26584)].

10{p}	Entry into an Indemnification Agreement with each of the Registrant's Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010].

10{q}	2012 Restricted Stock and Incentive Bonus Plan [incorporated by reference to Appendix B included in the Registrant's definitive proxy statement filed on March 19, 2013 (File No. 000-26584)].

10{r}
Form of Performance-Based Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant's Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

10{s}	Form of Time-Based Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant's Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.