Form 10-K/A
period 2013-12-31
BANNER CORP
filed 2014-03-26
CIK 946673

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Banner Corporation (“Banner” or the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 4, 2014 (the “Original Filing”). This Amendment is being filed solely to refile Exhibit 32 to the Original Filing.  The Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32 to the Original Filing, inadvertently omitted the conformed signatures of the Chief Executive Officer and Chief Financial Officer.  Banner had the manually signed copy of Exhibit 32 in its possession prior to the filing of the Original Filing.  Except for the foregoing, the Original Filing remains unchanged. This Amendment does not reflect any events that may have occurred subsequent to the Original Filing of March 4, 2014, nor does it modify or otherwise update in any way the disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.  This Amendment is an exhibit-only filing.

In addition, as required by Rules 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements *

(a)(2)	List of Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.

(a)(3)	Exhibits

See Index of Exhibits.

The exhibits listed on the Exhibit Index of this Amendment to Form 10-K have been previously filed, are filed herewith, or are incorporated herein by reference to other filings, as indicated:

__________
*     Previously filed with the Original Filing.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANNER CORPORATION

March 25, 2014	By:	/s/Lloyd W. Baker
Lloyd W. Baker Executive Vice President and Chief Financial Officer

(a)(3)  Exhibits

Exhibit	Index of Exhibits

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

10{s}	Form of Time-Based Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant's Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

21	Subsidiaries of the Registrant. (previously filed with the Original Filing)

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP. (previously filed with the Original Filing)

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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