Form 10-Q
period 2014-03-31
BANNER CORP
filed 2014-05-09
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________

 Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of April 30, 2014
Common Stock, $.01 par value per share			19,575,904 shares *

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013	5

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013	6

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2014 and the Year Ended December 31, 2013	7

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	9

Selected Notes to the Consolidated Financial Statements	11

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	50

Comparison of Financial Condition at March 31, 2014 and December 31, 2013	55

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013	56

Asset Quality	60

Liquidity and Capital Resources	62

Capital Requirements	63

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	65

Sensitivity Analysis	65

Item 4 – Controls and Procedures	69

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	70

Item 1A – Risk Factors	70

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3 – Defaults upon Senior Securities	70

Item 4 – Mine Safety Disclosures	70

Item 5 – Other Information	70

Item 6 – Exhibits	71

SIGNATURES	73

Special Note Regarding Forward-Looking Statements

Certain matters in this report on Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute an informal or formal enforcement action against us or any of our bank subsidiaries which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; the requisite regulatory approvals for the Banner Bank-Idaho Banking Company merger might not obtained; whether Banner will be successful in the sale process that is being conducted pursuant to Chapter 363 of the Bankruptcy Code; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2014 and December 31, 2013

ASSETS	March 31 2014	December 31 2013
Cash and due from banks	$144,775	$137,349
Securities—trading, amortized cost $71,110 and $75,150, respectively	58,387	62,472
Securities—available-for-sale, amortized cost $466,866 and $474,960, respectively	464,657	470,280
Securities—held-to-maturity, fair value $112,409 and $103,610, respectively	109,567	102,513
Federal Home Loan Bank (FHLB) stock	33,288	35,390
Loans receivable:
Held for sale	3,239	2,734
Held for portfolio	3,519,673	3,415,711
Allowance for loan losses	(74,371)	(74,258)
	3,448,541	3,344,187
Accrued interest receivable	15,202	13,996
Real estate owned (REO), held for sale, net	3,236	4,044
Property and equipment, net	89,440	90,267
Intangible assets, net	1,970	2,449
Bank-owned life insurance (BOLI)	62,377	61,945
Deferred tax assets, net	26,341	27,479
Income tax receivable	1,163	9,728
Other assets	29,352	26,799
	$4,488,296	$4,388,898
LIABILITIES
Deposits:
Non-interest-bearing	$1,095,665	$1,115,346
Interest-bearing transaction and savings accounts	1,681,854	1,629,885
Interest-bearing certificates	905,016	872,695
	3,682,535	3,617,926
Advances from FHLB at fair value	48,351	27,250
Other borrowings	89,921	83,056
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	74,135	73,928
Accrued expenses and other liabilities	29,189	31,324
Deferred compensation	16,641	16,442
	3,940,772	3,849,926
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 19,576,535 shares issued and outstanding at March 31, 2014; 19,543,769 shares issued and 19,509,429 shares outstanding at December 31, 2013	566,964	569,028
Accumulated deficit	(18,026)	(25,073)
Accumulated other comprehensive (loss) income	(1,414)	(2,996)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost: no shares outstanding at March 31, 2014 and 34,340 shares outstanding at December 31, 2013	—	(1,987)
	547,524	538,972
	$4,488,296	$4,388,898
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31
	2014	2013
INTEREST INCOME:
Loans receivable	$41,743	$41,489
Mortgage-backed securities	1,471	1,172
Securities and cash equivalents	1,892	1,847
	45,106	44,508
INTEREST EXPENSE:
Deposits	1,964	2,719
FHLB advances	38	24
Other borrowings	44	56
Junior subordinated debentures	721	741
	2,767	3,540
Net interest income before provision for loan losses	42,339	40,968
PROVISION FOR LOAN LOSSES	—	—
Net interest income	42,339	40,968
OTHER OPERATING INCOME:
Deposit fees and other service charges	6,602	6,301
Mortgage banking operations	1,840	2,838
Miscellaneous	636	790
	9,078	9,929
Gain on sale of securities	35	1,006
Other-than-temporary impairment recovery	—	409
Net change in valuation of financial instruments carried at fair value	(255)	(1,347)
Total other operating income	8,858	9,997
OTHER OPERATING EXPENSES:
Salary and employee benefits	21,156	20,729
Less capitalized loan origination costs	(2,195)	(2,871)
Occupancy and equipment	5,696	5,329
Information/computer data services	1,935	1,720
Payment and card processing expenses	2,515	2,305
Professional services	1,038	905
Advertising and marketing	1,057	1,499
Deposit insurance	576	645
State/municipal business and use taxes	159	464
REO operations	39	(251)
Amortization of core deposit intangibles	479	505
Miscellaneous	3,126	3,120
Total other operating expenses	35,581	34,099
Income before provision for income taxes	15,616	16,866
PROVISION FOR INCOME TAXES	5,046	5,284
NET INCOME	$10,570	$11,582
Earnings per common share:
Basic	$0.55	$0.60
Diluted	$0.54	$0.60
Cumulative dividends declared per common share	$0.18	$0.12
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31
	2014	2013
NET INCOME	$10,570	$11,582
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on AFS securities arising during the period	2,437	(378)
Income tax benefit (expense) related to AFS unrealized holding gains (losses)	(877)	136
Reclassification for net (gains) losses on AFS securities realized in earnings	34	(117)
Income tax benefit (expense) related to AFS realized gains (losses)	(12)	42
Amortization of unrealized gain on tax exempt securities transferred from AFS to HTM	—	—
Other comprehensive income (loss)	1,582	(317)
COMPREHENSIVE INCOME	$12,152	$11,265

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Three Months Ended March 31, 2014

	Common Stock and Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014	19,509,429	$569,028	$(25,073)	$(2,996)	$(1,987)	$538,972
Net income			10,570			10,570
Change in valuation of securities—available-for-sale, net of income tax				1,582		1,582
Accrual of dividends on common stock ($0.18/share cumulative)			(3,523)			(3,523)
Redemption of unallocated shares upon termination of ESOP		(1,987)			1,987	—
Repurchase of shares upon termination of ESOP	(13,550)	(556)				(556)
Proceeds from issuance of common stock for stockholder reinvestment program	612	27				27
Issuance of restricted stock and amortization of related compensation	80,044	452				452
BALANCE, March 31, 2014	19,576,535	$566,964	$(18,026)	$(1,414)	$—	$547,524

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Year Ended December 31, 2013

	Common Stock and Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	19,420,625	$567,907	$(61,102)	$2,101	$(1,987)	$506,919
Net income			46,555			46,555
Change in valuation of securities—available-for-sale, net of income tax				(5,097)		(5,097)
Accrual of dividends on common stock ($0.54/share cumulative)			(10,526)			(10,526)
Proceeds from issuance of common stock for stockholder reinvestment program	2,098	72				72
Issuance of restricted stock and amortization of related compensation	86,706	1,049				1,049
BALANCE, December 31, 2013	19,509,429	$569,028	$(25,073)	$(2,996)	$(1,987)	$538,972

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31
	2014	2013
OPERATING ACTIVITIES:
Net income	$10,570	$11,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,059	1,852
Deferred income and expense, net of amortization	1,127	1,516
Amortization of core deposit intangibles	479	505
Gain on sale of securities	(35)	(1,006)
Other-than-temporary impairment recovery	—	(409)
Net change in valuation of financial instruments carried at fair value	255	1,347
Purchases of securities—trading	(2,387)	(4,190)
Proceeds from sales of securities—trading	2,387	6,070
Principal repayments and maturities of securities—trading	4,055	1,948
Decrease in deferred taxes	1,138	6,212
Increase (decrease) in current taxes payable	8,566	(6,537)
Equity-based compensation	452	207
Increase in cash surrender value of BOLI	(425)	(528)
Gain on sale of loans, net of capitalized servicing rights	(981)	(2,130)
Gain on disposal of real estate held for sale and property and equipment	(159)	(816)
Provision for losses on real estate held for sale	37	73
Origination of loans held for sale	(68,388)	(127,214)
Proceeds from sales of loans held for sale	68,864	135,880
Net change in:
Other assets	(4,366)	3,707
Other liabilities and equity	(3,099)	(2,885)
Net cash provided from operating activities	20,149	25,184
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(28,846)	(52,673)
Principal repayments and maturities of securities—available-for-sale	7,868	33,055
Proceeds from sales of securities—available-for-sale	28,207	13,900
Purchases of securities—held-to-maturity	(7,269)	(2,083)
Principal repayments and maturities of securities—held-to-maturity	45	54
Loan originations, net of principal repayments	(52,247)	(13,980)
Purchases of loans and participating interest in loans	(53,978)	(91)
Proceeds from sales of other loans	1,319	995
Purchases of property and equipment	(1,231)	(1,133)
Proceeds from sale of real estate held for sale, net	1,641	6,480
Proceeds from FHLB stock repurchase program	2,102	333
Other	(5)	(23)
Net cash used by investing activities	(102,394)	(15,166)
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	64,609	(37,220)
Advances, net of (repayments) of FHLB borrowings	21,098	(10,002)
Increase in other borrowings, net	6,864	11,813
Cash dividends paid	(2,927)	(195)
Cash proceeds from issuance of stock for stockholder reinvestment plan	27	2
Net cash provided from (used by) financing activities	89,671	(35,602)
NET INCREASE(DECREASE) IN CASH AND DUE FROM BANKS	7,426	(25,584)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	137,349	181,298
CASH AND DUE FROM BANKS, END OF PERIOD	$144,775	$155,714
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$2,821	$3,710
Taxes paid (refunds received) in cash	(3,785)	5,431
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	870	1,341

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements include the accounts of Banner Corporation (the Company or Banner), a bank holding company incorporated in the State of Washington and its wholly-owned subsidiaries, Banner Bank and Islanders Bank (the Banks).

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to the 2013 Consolidated Financial Statements and/or schedules to conform to the 2014 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC (2013 Form 10-K).  Interim results are not necessarily indicative of results for a full year.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Proposed Acquisition of Idaho Banking Company

On April 24, 2014, the Company announced that it had entered into an agreement with Idaho Bancorp, the holding company for Idaho Banking Company, pursuant to which Banner Corporation will purchase all of the stock and equity interests in Idaho Banking Company and merge it with and into Banner Bank. The transaction is subject to regulatory approval and other customary conditions of closing and is anticipated to be completed in the third quarter of 2014. The purchase agreement contemplates that Idaho Bancorp (the holding company) will file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and that the sale will be conducted under Section 363 of the Bankruptcy Code.

Proposed Acquisition of Six Sterling Savings Bank Branches

On February 19, 2014, the Company announced that Banner Bank had entered into an agreement for the acquisition of six branches in Oregon from Sterling Savings Bank, now Umpqua Holdings Corporation, after the consummation of the merger between those two institutions. On April 23, 2014, we received regulatory approval for the transaction. The purchase of the branches is still subject to the satisfaction of customary closing conditions and is expected to be completed in the second quarter of 2014.

Stockholder Equity Transactions:

Omnibus Incentive Plan: On January 8, 2014, the Company's board of directors unanimously adopted, and on April 22, 2014 the Company's shareholders approved, the Banner Corporation 2014 Omnibus Incentive Plan. The purpose of the Plan is to promote the success and enhance the value of Banner by linking the personal interests of employees and directors with those of Banner's shareholders. The Plan is further intended to provide flexibility to Banner in its ability to motivate, attract, and retain the services of employees and directors upon whose judgment, interest and special effort Banner depends. The Plan also allows performance-based compensation to be provided in a manner that exempts such compensation from the deduction limits imposed by Section 162(m) of the Internal Revenue Code.

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED

Unrecognized Tax Benefits

In July 2013, FASB issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013. The Company adopted the provisions of ASU No. 2013-11 effective January 1, 2014. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Investing in Qualified Affordable Housing Projects

In January 2014, FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The objective of this ASU is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this ASU modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. The amendments in this ASU should be applied retrospectively to all periods presented. ASU No. 2014-01 is effective beginning after December 15, 2014 and is not expected to have a material impact on the Company's consolidated financial statements.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for fiscal years and interim periods beginning after December 15, 2014 and is not expected to have a material impact on the Company's consolidated financial statements.

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

—Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	March 31 2014	December 31 2013	March 31 2013
Interest-bearing deposits included in cash and due from banks	$71,459	$67,638	$96,300
U.S. Government and agency obligations	61,438	61,327	79,959
Municipal bonds:
Taxable	30,372	34,216	43,921
Tax exempt	124,692	119,588	110,062
Total municipal bonds	155,064	153,804	153,983
Corporate bonds	42,097	44,154	47,233
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	57,263	58,117	89,036
One- to four-family residential other	1,003	1,051	1,282
Multifamily agency guaranteed	279,912	281,319	200,012
Multifamily other	10,415	10,234	10,787
Total mortgage-backed or related securities	348,593	350,721	301,117
Asset-backed securities:
Student Loan Marketing Association (SLMA)	15,749	15,681	32,239
Other asset-backed securities	9,608	9,510	18,261
Total asset-backed securities	25,357	25,191	50,500
Equity securities (excludes FHLB stock)	62	68	60
Total securities	632,611	635,265	632,852
FHLB stock (see Note 6)	33,288	35,390	36,373
	$737,358	$738,293	$765,525

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at March 31, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

	March 31, 2014			December 31, 2013
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,370	$1,511	2.6%	$1,370	$1,481	2.4%
Municipal bonds:
Tax exempt	1,666	1,719	2.9	4,969	5,023	8.0
Corporate bonds	49,464	35,062	60.1	49,498	35,140	56.2
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	9,822	10,545	18.1	10,483	11,230	18.0
Multifamily agency guaranteed	8,774	9,488	16.2	8,816	9,530	15.3
Total mortgage-backed or related securities	18,596	20,033	34.3	19,299	20,760	33.3
Equity securities	14	62	0.1	14	68	0.1
	$71,110	$58,387	100.0%	$75,150	$62,472	100.0%

There were three sales of securities—trading totaling $2.4 million with a resulting net gain of $1,000 during the three months ended March 31, 2014. There were 21 sales of securities—trading totaling $6.1 million with a resulting net gain of $1.1 million during the three months ended March 31, 2013, including $1.0 million which represented recoveries on certain collateralized debt obligations that had previously been written off.  In addition to the $1.1 million net gain, the Company also recognized a $409,000 OTTI recovery on sales of securities—trading during the three months ended March 31, 2013, which was related to the sale of certain equity securities issued by government-sponsored entities.  The Company recognized no OTTI charges or recoveries on securities—trading during the three months ended March 31, 2014. There were no securities—trading on nonaccrual status at March 31, 2014 and 2013.

The amortized cost and estimated fair value of securities—trading at March 31, 2014 and December 31, 2013, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$260	$261	$260	$263
Maturing after one year through five years	5,803	6,147	7,056	7,298
Maturing after five years through ten years	10,181	11,063	12,602	13,572
Maturing after ten years through twenty years	33,005	26,608	33,335	27,472
Maturing after twenty years	21,847	14,246	21,883	13,799
	71,096	58,325	75,136	62,404
Equity securities	14	62	14	68
	$71,110	$58,387	$75,150	$62,472

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at March 31, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$59,139	$83	$(471)	$58,751	12.6%
Municipal bonds:
Taxable	19,774	125	(78)	19,821	4.2
Tax exempt	30,505	173	(165)	30,513	6.6
Total municipal bonds	50,279	298	(243)	50,334	10.8
Corporate bonds	5,000	—	(15)	4,985	1.1
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	46,234	971	(487)	46,718	10.1
One- to four-family residential other	945	58	—	1,003	0.2
Multifamily agency guaranteed	269,103	457	(2,466)	267,094	57.5
Multifamily other	10,580	—	(165)	10,415	2.2
Total mortgage-backed or related securities	326,862	1,486	(3,118)	325,230	70.0
Asset-backed securities:
SLMA	15,528	221	—	15,749	3.4
Other asset-backed securities	10,058	—	(450)	9,608	2.1
Total asset-backed securities	25,586	221	(450)	25,357	5.5
	$466,866	$2,088	$(4,297)	$464,657	100.0%

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$59,178	$117	$(635)	$58,660	12.5%
Municipal bonds:
Taxable	23,842	100	(278)	23,664	5.0
Tax exempt	29,229	170	(208)	29,191	6.2
Total municipal bonds	53,071	270	(486)	52,855	11.2
Corporate bonds	7,001	2	(39)	6,964	1.5
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	47,077	648	(838)	46,887	10.0
One- to four-family residential other	988	63	—	1,051	0.2
Multifamily agency guaranteed	271,428	402	(3,392)	268,438	57.1
Multifamily other	10,604	—	(370)	10,234	2.2
Total mortgage-backed or related securities	330,097	1,113	(4,600)	326,610	69.5
Asset-backed securities:
SLMA	15,553	128	—	15,681	3.3
Other asset-backed securities	10,060	—	(550)	9,510	2.0
Total asset-backed securities	25,613	128	(550)	25,191	5.3
	$474,960	$1,630	$(6,310)	$470,280	100.0%

At March 31, 2014 and December 31, 2013, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$29,777	$(471)	$—	$—	$29,777	$(471)
Municipal bonds:
Taxable	7,413	(73)	425	(5)	7,838	(78)
Tax exempt	8,863	(58)	1,626	(107)	10,489	(165)
Total municipal bonds	16,276	(131)	2,051	(112)	18,327	(243)
Corporate bonds	4,986	(15)	—	—	4,986	(15)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	3,514	(44)	12,297	(443)	15,811	(487)
Multifamily agency guaranteed	170,998	(2,143)	23,891	(323)	194,889	(2,466)
Multifamily other	10,415	(165)	—	—	10,415	(165)
Total mortgage-backed or related securities	184,927	(2,352)	36,188	(766)	221,115	(3,118)
Asset-backed securities:
Other asset-backed securities	—	—	9,608	(450)	9,608	(450)
	$235,966	$(2,969)	$47,847	$(1,328)	$283,813	$(4,297)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$39,621	$(633)	$998	$(2)	$40,619	$(635)
Municipal bonds:
Taxable	15,580	(261)	413	(17)	15,993	(278)
Tax exempt	8,217	(205)	487	(3)	8,704	(208)
Total municipal bonds	23,797	(466)	900	(20)	24,697	(486)
Corporate bonds	4,961	(39)	—	—	4,961	(39)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	14,972	(133)	22,560	(705)	37,532	(838)
Multifamily agency guaranteed	199,407	(3,162)	10,096	(230)	209,503	(3,392)
Multifamily other	10,234	(370)	—	—	10,234	(370)
Total mortgage-backed or related securities	224,613	(3,665)	32,656	(935)	257,269	(4,600)
Asset-backed securities:
Other asset-backed securities	—	—	9,510	(550)	9,510	(550)
	$292,992	$(4,803)	$44,064	$(1,507)	$337,056	$(6,310)

There were six sales of securities—available-for-sale totaling $28.2 million with a resulting net gain of $34,000 during the three months ended March 31, 2014. There were four sales of securities—available-for-sale totaling $13.9 million with a resulting net loss of $117,000 during the three months ended March 31, 2013.  At March 31, 2014, there were 94 securities—available for sale with unrealized losses, compared to 114 securities at December 31, 2013.  Management does not believe that any individual unrealized loss as of March 31, 2014 represents OTTI.  The decline in fair market values of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale on nonaccrual status at March 31, 2014 and 2013.

The amortized cost and estimated fair value of securities—available-for-sale at March 31, 2014 and December 31, 2013, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$22,596	$22,669	$25,136	$25,256
Maturing after one year through five years	320,498	318,483	322,493	319,489
Maturing after five years through ten years	56,619	56,325	58,468	57,782
Maturing after ten years through twenty years	5,220	5,045	15,535	15,135
Maturing after twenty years	61,933	62,135	53,328	52,618
	$466,866	$464,657	$474,960	$470,280

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at March 31, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
U.S. Government and agency obligations	$1,176	$—	$(59)	$1,117	1.1%
Municipal bonds:
Taxable	10,551	208	(80)	10,679	9.6
Tax exempt	92,460	3,523	(723)	95,260	84.4
Total municipal bonds	103,011	3,731	(803)	105,939	94.0
Corporate bonds	2,050	—	—	2,050	1.9
Mortgage-backed or related securities:
Multifamily agency guaranteed	3,330	3	(30)	3,303	3.0
	$109,567	$3,734	$(892)	$112,409	100.0%

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
U.S. Government and agency obligations	$1,186	$—	$(80)	$1,106	1.2%
Municipal bonds:
Taxable	10,552	193	(204)	10,541	10.3
Tax exempt	85,374	2,545	(1,299)	86,620	83.3
Total municipal bonds	95,926	2,738	(1,503)	97,161	93.6
Corporate bonds	2,050	—	—	2,050	2.0
Mortgage-backed or related securities:
Multifamily agency guaranteed	3,351	—	(58)	3,293	3.2
	$102,513	$2,738	$(1,641)	$103,610	100.0%

At March 31, 2014 and December 31, 2013, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,117	$(59)	$—	$—	$1,117	$(59)
Municipal bonds:
Taxable	1,593	(25)	3,002	(55)	4,595	(80)
Tax exempt	22,129	(708)	306	(15)	22,435	(723)
Total municipal bonds	23,722	(733)	3,308	(70)	27,030	(803)
Mortgage-backed or related securities:
Multifamily agency guaranteed	2,231	(30)	—	—	2,231	(30)
	$27,070	$(822)	$3,308	$(70)	$30,378	$(892)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,106	$(80)	$—	$—	$1,106	$(80)
Municipal bonds:
Taxable	3,344	(110)	2,964	(94)	6,308	(204)
Tax exempt	31,234	(1,282)	303	(17)	31,537	(1,299)
Total municipal bonds	34,578	(1,392)	3,267	(111)	37,845	(1,503)
Mortgage-backed or related securities:
Multifamily agency guaranteed	3,293	(58)	—	—	3,293	(58)
	$38,977	$(1,530)	$3,267	$(111)	$42,244	$(1,641)

There were no sales of securities—held-to-maturity during the three months ended March 31, 2014 and 2013.  At March 31, 2014, there were 31 securities—held-to-maturity with unrealized losses, compared to 36 securities at December 31, 2013.  Management does not believe that any individual unrealized loss as of March 31, 2014 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—held-to-maturity on nonaccrual status at March 31, 2014 and 2013.

The amortized cost and estimated fair value of securities—held-to-maturity at March 31, 2014 and December 31, 2013, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$1,270	$1,277	$1,270	$1,281
Maturing after one year through five years	10,824	11,170	10,834	11,206
Maturing after five years through ten years	21,001	21,059	17,948	17,908
Maturing after ten years through twenty years	60,268	62,598	59,643	60,791
Maturing after twenty years	16,204	16,305	12,818	12,424
	$109,567	$112,409	$102,513	$103,610

Pledged Securities: The following table presents, as of March 31, 2014, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$128,207	$127,997	$130,975
Interest rate swap counterparties	8,850	8,527	8,850
Retail repurchase agreements	103,394	103,120	103,394
Total pledged securities	$240,451	$239,644	$243,219

Note 6:  FHLB STOCK

The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.  At March 31, 2014 and December 31, 2013, respectively, the Company had recorded $33.3 million and $35.4 million in investments in FHLB stock.  This stock is generally viewed as a long-term investment and it does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. For the three months ended March 31, 2014, the Banks received dividend income of $9,000 on FHLB stock. For the three months ended March 31, 2013, the Banks did not receive any dividend income on FHLB stock.

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

Previously, the Federal Housing Finance Agency (the FHFA), the FHLB of Seattle's primary regulator, determined that the FHLB of Seattle had a risk-based capital deficiency as of December 31, 2008, and required the FHLB to suspend future dividends and the repurchase and redemption of outstanding common stock. Subsequent improvement in the FHLB's operating performance and financial condition, however, led to a September 7, 2012 announcement by the FHLB that the FHFA now considers the FHLB of Seattle to be adequately capitalized. Dividends on, or repurchases of, the FHLB of Seattle stock continue to require the consent of the FHFA. However, the FHFA has subsequently approved the repurchase of portions of FHLB of Seattle stock in each quarter since the third quarter of 2012, and has approved the payment of cash dividends by the FHLB of Seattle in each quarter since the third quarter of 2013. The FHLB repurchased $2.1 million of the Banks' stock during the quarter ending March 31, 2014. The FHLB of Seattle announced on February 20, 2014 that, based on fourth quarter 2013 financial results, its Board of Directors had declared a $0.025 per share cash dividend. It is the third dividend in a number of years and represents a significant milestone in FHLB of Seattle's return to normal operations. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of Banner's investment. Based on the above, the Company has determined there is no impairment on the FHLB stock investment as of March 31, 2014.

Note 7: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The Banks originate residential mortgage loans for both portfolio investment and sale in the secondary market. At the time of origination, mortgage loans are designated as held for sale or held for investment. Loans held for sale are stated at the lower of cost or estimated market value determined on an aggregate basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income. The Banks also originate construction, land and land development, commercial and multifamily real estate, commercial business, agricultural business and consumer loans for portfolio investment. Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of deferred fees and origination costs, and discounts and premiums.  Premiums, discounts and deferred loan fees and origination costs are amortized to maturity using the level-yield methodology.

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

Loans receivable, including loans held for sale, at March 31, 2014, December 31, 2013 and March 31, 2013 are summarized as follows (dollars in thousands):

	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$504,429	14.3%	$502,601	14.7%	$497,442	15.3%
Investment properties	746,670	21.2	692,457	20.3	602,761	18.6
Multifamily real estate	153,003	4.3	137,153	4.0	134,290	4.1
Commercial construction	11,146	0.3	12,168	0.4	34,762	1.1
Multifamily construction	63,862	1.8	52,081	1.5	34,147	1.1
One- to four-family construction	219,169	6.2	200,864	5.8	171,876	5.3
Land and land development:
Residential	73,733	2.1	75,695	2.2	78,446	2.4
Commercial	10,864	0.3	10,450	0.3	12,477	0.4
Commercial business	716,546	20.4	682,169	20.0	619,478	19.1
Agricultural business, including secured by farmland	208,817	5.9	228,291	6.7	210,225	6.5
One- to four-family residential	517,621	14.7	529,494	15.5	566,730	17.5
Consumer:
Consumer secured by one- to four-family	177,855	5.1	173,188	5.1	165,305	5.1
Consumer-other	119,197	3.4	121,834	3.5	112,382	3.5
Total loans outstanding	3,522,912	100.0%	3,418,445	100.0%	3,240,321	100.0%
Less allowance for loan losses	(74,371)		(74,258)		(76,396)
Net loans	$3,448,541		$3,344,187		$3,163,925

Loan amounts are net of unearned loan fees in excess of unamortized costs of $8.2 million as of March 31, 2014, $8.3 million as of December 31, 2013 and $9.0 million as of March 31, 2013.

The Company’s total loans by geographic concentration at March 31, 2014 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate:
Owner-occupied	$375,100	$58,446	$58,503	$12,380	$504,429
Investment properties	512,057	105,742	58,988	69,883	746,670
Multifamily real estate	119,490	18,360	15,014	139	153,003
Commercial construction	10,663	—	483	—	11,146
Multifamily construction	46,652	17,210	—	—	63,862
One- to four-family construction	117,699	100,208	1,262	—	219,169
Land and land development:
Residential	41,348	31,143	1,242	—	73,733
Commercial	5,393	3,339	2,132	—	10,864
Commercial business	420,900	90,299	66,677	138,670	716,546
Agricultural business, including secured by farmland	115,341	49,250	44,226	—	208,817
One- to four-family residential	327,889	166,592	20,994	2,146	517,621
Consumer:
Consumer secured by one- to four-family	115,758	47,961	13,494	642	177,855
Consumer—other	80,993	32,089	5,747	368	119,197
Total loans	$2,289,283	$720,639	$288,762	$224,228	$3,522,912
Percent of total loans	65.0%	20.5%	8.2%	6.3%	100.0%

The geographic concentrations of the Company’s land and land development loans by state at March 31, 2014 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$17,523	$11,899	$1,018	$30,440
Improved land and lots	17,866	18,643	224	36,733
Unimproved land	5,959	601	—	6,560
Commercial:
Acquisition and development	—	—	351	351
Improved land and lots	2,739	513	625	3,877
Unimproved land	2,654	2,826	1,156	6,636
Total land and land development loans	$46,741	$34,482	$3,374	$84,597
Percent of land and land development loans	55.2%	40.8%	4.0%	100.0%

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees and origination costs, at March 31, 2014, December 31, 2013 and March 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Fixed-rate (term to maturity):
Maturing in one year or less	$138,143	$122,313	$152,586
Maturing after one year through three years	129,715	143,322	176,372
Maturing after three years through five years	186,169	187,279	187,021
Maturing after five years through ten years	213,774	209,869	172,654
Maturing after ten years	476,228	439,004	445,872
Total fixed-rate loans	1,144,029	1,101,787	1,134,505
Adjustable-rate (term to rate adjustment):
Maturing or repricing in one year or less	1,413,240	1,390,579	1,274,415
Maturing or repricing after one year through three years	313,218	279,791	253,048
Maturing or repricing after three years through five years	546,291	541,529	515,861
Maturing or repricing after five years through ten years	104,609	99,503	62,443
Maturing or repricing after ten years	1,525	5,256	49
Total adjustable-rate loans	2,378,883	2,316,658	2,105,816
Total loans	$3,522,912	$3,418,445	$3,240,321

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to various prime or London Inter-bank Offering Rate (LIBOR) rates, One to Five Year Constant Maturity Treasury Indices or FHLB advance rates.  Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that were primarily utilized to fund these loans.

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

The amount of impaired loans and the related allocated reserve for loan losses as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate:
Owner-occupied	$2,509	$39	$2,466	$31
Investment properties	3,692	62	3,821	89
One- to four-family construction	269	70	269	—
Land and land development:
Residential	1,866	234	924	6
Commercial business	977	80	724	104
One- to four-family residential	10,587	63	12,532	250
Consumer:
Consumer secured by one- to four-family	1,178	33	903	13
Consumer—other	221	—	269	1
Total nonaccrual loans	21,299	581	21,908	494

Loans past due and still accruing
Agricultural business, including secured by farmland	104	7	105	8
One- to four-family residential	1,465	9	2,611	16
Consumer:
Consumer secured by one- to four-family	—	—	13	—
Consumer—other	—	—	131	1
Total loans past due and still accruing	1,569	16	2,860	25

Troubled debt restructuring on accrual status:
Commercial real estate:
Owner-occupied	185	4	186	4
Investment properties	4,621	570	5,367	415
Multifamily real estate	5,726	1,060	5,744	1,139
One- to four-family construction	5,727	846	6,864	1,002
Land and land development:
Residential	2,271	371	4,061	754
Commercial business	1,040	159	1,299	222
One- to four-family residential	19,998	1,250	23,302	1,355
Consumer:
Consumer secured by one- to four-family	360	32	360	33
Consumer—other	239	34	245	34
Total troubled debt restructurings on accrual status	40,167	4,326	47,428	4,958
Total impaired loans	$63,035	$4,923	$72,196	$5,477

As of March 31, 2014 and December 31, 2013, the Company had commitments to advance funds up to an additional amount of $913,000 and $225,000, respectively, related to TDRs.

The following tables provide additional information on impaired loans with and without specific allowance reserves at or for the three months ended March 31, 2014 and at or for the year ended December 31, 2013 (in thousands):

	At or For the Three Months Ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$608	$658	$39	$615	$—
Investment properties	336	882	63	351	—
Commercial business	977	1,546	80	1,188	—
Agricultural business/farmland	104	104	7	104	—
One- to four-family residential	7,091	7,572	30	7,098	—
Consumer:
Consumer secured by one- to four-family	811	954	11	815	—
Consumer—other	99	119	—	107	—
	10,026	11,835	230	10,278	—
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	2,086	2,086	4	2,101	3
Investment properties	7,977	9,030	569	7,996	56
Multifamily real estate	5,726	5,726	1,060	5,731	78
One- to-four family construction	5,996	6,076	916	5,962	62
Land and land development:
Residential	4,137	5,292	605	4,218	32
Commercial business	1,040	1,040	159	1,044	13
One- to four-family residential	24,959	25,969	1,292	25,148	256
Consumer:
Consumer secured by one- to four-family	727	727	54	727	5
Consumer—other	361	378	34	364	6
	53,009	56,324	4,693	53,291	511
Total
Commercial real estate:
Owner-occupied	2,694	2,744	43	2,716	3
Investment properties	8,313	9,912	632	8,347	56
Multifamily real estate	5,726	5,726	1,060	5,731	78
One- to four-family construction	5,996	6,076	916	5,962	62
Land and land development:
Residential	4,137	5,292	605	4,218	32
Commercial business	2,017	2,586	239	2,232	13
Agricultural business/farmland	104	104	7	104	—
One- to four-family residential	32,050	33,541	1,322	32,246	256
Consumer:
Consumer secured by one- to four-family	1,538	1,681	65	1,542	5
Consumer—other	460	497	34	471	6
	$63,035	$68,159	$4,923	$63,569	$511

	At or For the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$534	$584	$31	$569	$—
Investment properties	429	974	89	624	—
Commercial business	724	1,040	104	896	—
Agricultural business/farmland	105	105	8	110	8
One- to four-family residential	8,611	9,229	42	8,889	31
Consumer:
Consumer secured by one- to four-family	870	1,013	13	900	1
Consumer—other	276	285	2	287	8
	11,549	13,230	289	12,275	48
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	2,118	2,118	4	2,192	12
Investment properties	8,759	10,395	415	8,353	241
Multifamily real estate	5,744	5,744	1,139	5,705	298
One- to-four family construction	7,133	7,213	1,002	5,870	239
Land and land development:
Residential	4,985	6,140	760	6,053	221
Commercial business	1,298	1,298	222	1,340	59
One- to four-family residential	29,834	31,440	1,579	31,668	1,032
Consumer:
Consumer secured by one- to four-family	406	407	33	503	24
Consumer—other	370	386	34	390	21
	60,647	65,141	5,188	62,074	2,147
Total
Commercial real estate
Owner-occupied	2,652	2,702	35	2,761	12
Investment properties	9,188	11,369	504	8,977	241
Multifamily real estate	5,744	5,744	1,139	5,705	298
One- to four-family construction	7,133	7,213	1,002	5,870	239
Land and land development
Residential	4,985	6,140	760	6,053	221
Commercial business	2,022	2,338	326	2,236	59
Agricultural business/farmland	105	105	8	110	8
One- to four-family residential	38,445	40,669	1,621	40,557	1,063
Consumer
Consumer secured by one- to four-family	1,276	1,420	46	1,403	25
Consumer—other	646	671	36	677	29
	$72,196	$78,371	$5,477	$74,349	$2,195

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following tables present TDRs at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$185	$700	$885
Investment properties	4,621	1,587	6,208
Multifamily real estate	5,726	—	5,726
One- to four-family construction	5,727	269	5,996
Land and land development:
Residential	2,271	1,116	3,387
Commercial business	1,040	143	1,183
One- to four-family residential	19,998	2,751	22,749
Consumer:
Consumer secured by one- to four-family	360	249	609
Consumer—other	239	122	361
	$40,167	$6,937	$47,104

	December 31, 2013
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$186	$613	$799
Investment properties	5,367	1,630	6,997
Multifamily real estate	5,744	—	5,744
One- to four-family construction	6,864	269	7,133
Land and land development:
Residential	4,061	174	4,235
Commercial business	1,299	164	1,463
One- to four-family residential	23,302	2,474	25,776
Consumer:
Consumer secured by one- to four-family	360	252	612
Consumer—other	245	123	368
	$47,428	$5,699	$53,127

The following tables present new TDRs that occurred during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31, 2014
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate
Owner occupied	1	$94	$94
Commercial business	1	100	100
	2	$194	$194

	Three Months Ended March 31, 2013
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Recorded Investment (1) (2)
One- to four-family construction	4	$427	$427
One- to four-family residential	10	3,709	3,695
	14	$4,136	$4,122

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

The following table presents TDRs which incurred a payment default within twelve months of the restructure date during the three-month periods ended March 31, 2014 and 2013 (in thousands).  A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off:

	Three Months Ended March 31
	2014	2013
Commercial business	$—	$351
Total	$—	$351

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the three months ended March 31, 2014.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,216,193	$147,391	$358,451	$693,520	$207,851	$502,701	$293,947	$3,420,054
Special mention	8,752	—	350	12,092	606	—	104	21,904
Substandard	25,610	5,612	19,973	10,926	360	14,920	3,001	80,402
Doubtful	544	—	—	8	—	—	—	552
Loss	—	—	—	—	—	—	—	—
Total loans	$1,251,099	$153,003	$378,774	$716,546	$208,817	$517,621	$297,052	$3,522,912

Performing loans	$1,244,898	$153,003	$376,639	$715,569	$208,713	$505,569	$295,653	$3,500,044
Non-performing loans (2)	6,201	—	2,135	977	104	12,052	1,399	22,868
Total loans	$1,251,099	$153,003	$378,774	$716,546	$208,817	$517,621	$297,052	$3,522,912

	December 31, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,160,921	$131,523	$332,150	$655,007	$225,329	$511,967	$291,992	$3,308,889
Special mention	6,614	—	350	10,484	561	—	106	18,115
Substandard	26,979	5,630	18,758	16,669	2,401	17,527	2,924	90,888
Doubtful	544	—	—	9	—	—	—	553
Loss	—	—	—	—	—	—	—	—
Total loans	$1,195,058	$137,153	$351,258	$682,169	$228,291	$529,494	$295,022	$3,418,445

Performing loans	$1,188,771	$137,153	$350,065	$681,445	$228,187	$514,351	$293,705	$3,393,677
Non-performing loans (2)	6,287	—	1,193	724	104	15,143	1,317	24,768
Total loans	$1,195,058	$137,153	$351,258	$682,169	$228,291	$529,494	$295,022	$3,418,445

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of March 31, 2014 and December 31, 2013, in the commercial business category, $97 million and $94 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$3,312	$—	$544	$3,856	$500,573	$504,429	$—
Investment properties	—	—	1,820	1,820	744,850	746,670	—
Multifamily real estate	—	—	—	—	153,003	153,003	—
Commercial construction	—	—	—	—	11,146	11,146	—
Multifamily construction	—	—	—	—	63,862	63,862	—
One-to-four-family construction	1,516	—	269	1,785	217,384	219,169	—
Land and land development:
Residential	—	560	750	1,310	72,423	73,733	—
Commercial	—	—	—	—	10,864	10,864	—
Commercial business	3,714	822	118	4,654	711,892	716,546	—
Agricultural business, including secured by farmland	450	—	105	555	208,262	208,817	104
One- to four-family residential	843	1,836	5,796	8,475	509,146	517,621	1,465
Consumer:
Consumer secured by one- to four-family	232	660	459	1,351	176,504	177,855	—
Consumer—other	451	331	15	797	118,400	119,197	—
Total	$10,518	$4,209	$9,876	$24,603	$3,498,309	$3,522,912	$1,569

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$883	$550	$813	$2,246	$500,355	$502,601	$—
Investment properties	—	—	—	—	692,457	692,457	—
Multifamily real estate	1,845	785	—	2,630	134,523	137,153	—
Commercial construction	—	—	—	—	12,168	12,168	—
Multifamily construction	—	—	—	—	52,081	52,081	—
One-to-four-family construction	9	7	4	20	200,844	200,864	—
Land and land development:
Residential	—	—	251	251	75,444	75,695	—
Commercial	—	—	—	—	10,450	10,450	—
Commercial business	2,001	2	299	2,302	679,867	682,169	—
Agricultural business, including secured by farmland	—	—	—	—	228,291	228,291	105
One-to four-family residential	521	2,550	9,142	12,213	517,281	529,494	2,611
Consumer:
Consumer secured by one- to four-family	723	93	918	1,734	171,454	173,188	13
Consumer—other	384	99	131	614	121,220	121,834	131
Total	$6,366	$4,086	$11,558	$22,010	$3,396,435	$3,418,445	$2,860

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,759	$5,306	$17,640	$11,773	$2,841	$11,486	$1,335	$7,118	$74,258
Provision for loan losses	595	346	748	35	(555)	(382)	(532)	(255)	—
Recoveries	296	—	232	293	350	188	282	—	1,641
Charge-offs	(238)	—	—	(738)	—	(379)	(173)	—	(1,528)
Ending balance	$17,412	$5,652	$18,620	$11,363	$2,636	$10,913	$912	$6,863	$74,371

	At March 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$574	$1,059	$1,521	$159	$—	$1,292	$88	$—	$4,693
Allowance collectively evaluated for impairment	16,838	4,593	17,099	11,204	2,636	9,621	824	6,863	69,678
Total allowance for loan losses	$17,412	$5,652	$18,620	$11,363	$2,636	$10,913	$912	$6,863	$74,371

	At March 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$10,063	$5,726	$10,133	$1,040	$—	$24,959	$1,088	$—	$53,009
Loans collectively evaluated for impairment	1,241,036	147,277	368,641	715,506	208,817	492,662	295,964	—	3,469,903
Total loans	$1,251,099	$153,003	$378,774	$716,546	$208,817	$517,621	$297,052	$—	$3,522,912

	For the Three Months Ended March 31, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$15,322	$4,506	$14,991	$9,957	$2,295	$16,475	$1,348	$11,865	$76,759
Provision for loan losses	(1,784)	569	557	597	(50)	(10)	116	5	—
Recoveries	1,586	—	101	386	37	116	102	—	2,328
Charge-offs	(348)	—	(435)	(929)	—	(651)	(328)	—	(2,691)
Ending balance	$14,776	$5,075	$15,214	$10,011	$2,282	$15,930	$1,238	$11,870	$76,396

	At March 31, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$1,030	$1,775	$2,008	$285	$—	$2,225	$208	$—	$7,531
Allowance collectively evaluated for impairment	13,746	3,300	13,206	9,726	2,282	13,705	1,030	11,870	68,865
Total allowance for loan losses	$14,776	$5,075	$15,214	$10,011	$2,282	$15,930	$1,238	$11,870	$76,396

	At March 31, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$12,632	$7,075	$13,139	$4,137	$—	$33,945	$1,704	$—	$72,632
Loans collectively evaluated for impairment	1,087,571	127,215	318,569	615,341	210,225	532,785	275,983	—	3,167,689
Total loans	$1,100,203	$134,290	$331,708	$619,478	$210,225	$566,730	$277,687	$—	$3,240,321

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in REO, net of valuation adjustments, for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31
	2014	2013
Balance, beginning of the period	$4,044	$15,778
Additions from loan foreclosures	707	1,086
Additions from capitalized costs	4	46
Dispositions of REO	(1,641)	(6,481)
Gain on sale of REO	159	804
Valuation adjustments in the period	(37)	(73)
Balance, end of the period	$3,236	$11,160

The following table shows REO by type and geographic location by state as of March 31, 2014 (in thousands):

	Washington	Oregon	Idaho	Total
Commercial real estate	$—	$—	$175	$175
Land development—residential	614	1,142	33	1,789
One- to four-family real estate	627	645	—	1,272
Balance, end of period	$1,241	$1,787	$208	$3,236

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

Note 9:  INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Intangible Assets:  At March 31, 2014, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

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

The following table summarizes the changes in the Company’s core deposit intangibles for the three months ended March 31, 2014 and the year ended December 31, 2013 (in thousands):

CDI
Balance, December 31, 2013	$2,449
Amortization	(479)
Balance, March 31, 2014	$1,970

CDI
Balance, December 31, 2012	$4,230
Additions through acquisitions	160
Amortization	(1,941)
Balance, December 31, 2013	$2,449

The following table presents the future estimated annual amortization expense with respect to intangibles as of December 31, 2013 (in thousands):

Year Ended	CDI
December 31, 2014	$1,800
December 31, 2015	640
December 31, 2016	9
$2,449

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three months ended March 31, 2014 and 2013, the Company did not record an impairment charge.  Loans serviced for others totaled $1.146 billion, $1.116 billion and $984 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.  Custodial accounts maintained in connection with this servicing totaled $3.0 million, $5.4 million and $2.8 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

An analysis of our mortgage servicing rights, net of valuation allowances, for the three months ended March 31, 2014 and 2013 is presented below (in thousands):

	Three Months Ended March 31
	2014	2013
Balance, beginning of the period	$8,086	$6,244
Amounts capitalized	575	776
Amortization (1)	(462)	(685)
Balance, end of the period (2)	$8,199	$6,335

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	There was no valuation allowance as of March 31, 2014 and a $1.3 million valuation allowance as of March 31, 2013.

Note 10:  DEPOSITS AND RETAIL REPURCHASE AGREEMENTS

Deposits consisted of the following at March 31, 2014, December 31, 2013 and March 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing accounts	$1,095,665	29.8%	$1,115,346	30.8%	$962,156	27.3%
Interest-bearing checking	435,910	11.8	422,910	11.7	400,598	11.4
Regular savings accounts	829,282	22.5	798,764	22.1	759,866	21.6
Money market accounts	416,662	11.3	408,211	11.3	415,061	11.8
Total transaction and saving accounts	2,777,519	75.4	2,745,231	75.9	2,537,681	72.1
Certificates of deposit	905,016	24.6	872,695	24.1	982,903	27.9
Total deposits	$3,682,535	100.0%	$3,617,926	100.0%	$3,520,584	100.0%
Included in total deposits:
Public fund transaction accounts	$84,840	2.3%	$87,521	2.4%	$73,273	2.1%
Public fund interest-bearing certificates	57,202	1.6	51,465	1.4	53,552	1.5
Total public deposits	$142,042	3.9%	$138,986	3.8%	$126,825	3.6%
Total brokered deposits	$59,304	1.6%	$4,291	0.1%	$15,709	0.4%

Certificate of deposit accounts by total balance at March 31, 2014, December 31, 2013 and March 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Certificates of deposit less than $100,000	$415,049	$386,745	$440,601
Certificates of deposit $100,000 through $250,000	312,323	308,130	350,661
Certificates of deposit more than $250,000	177,644	177,820	191,641
Total certificates of deposit	$905,016	$872,695	$982,903

Scheduled maturities and repricing of certificate accounts at March 31, 2014, December 31, 2013 and March 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Certificates which mature or reprice:
Within one year or less	$704,498	$660,394	$705,933
After one year through two years	112,776	117,789	160,279
After two years through three years	43,066	47,362	60,336
After three years through four years	25,324	26,443	27,160
After four years through five years	16,112	17,075	25,353
After five years	3,240	3,632	3,842
Total certificates of deposit	$905,016	$872,695	$982,903

The following table presents the geographic concentration of deposits at March 31, 2014 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Total deposits	$2,797,012	$646,485	$239,038	$3,682,535
Percent of total deposits	76.0%	17.5%	6.5%	100.0%

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

The following table presents retail repurchase agreement balances as of March 31, 2014, December 31, 2013 and March 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Retail repurchase agreements	$89,921	$83,056	$88,446

Note 11:  FAIR VALUE ACCOUNTING AND MEASUREMENT

The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). GAAP (ASC 820, Fair Value Measurements) establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements. Among other things, the accounting standard requires the reporting entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions. These two types of inputs create the following fair value hierarchy:

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

Items Measured at Fair Value on a Recurring Basis:

Banner records trading account securities, securities available-for-sale, FHLB advances, junior subordinated debentures and certain derivative transactions at fair value on a recurring basis.

•
The securities assets primarily consist of U.S. Government and agency obligations, municipal bonds, corporate bonds, single issue trust preferred securities (TPS), pooled trust preferred collateralized debt obligation securities (TRUP CDO), mortgage-backed securities, asset-backed securities, equity securities and certain other financial instruments.

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements. This has been particularly true for our TRUP CDO securities. As of March 31, 2014, Banner owned $31 million in current par value of these securities. The market for TRUP CDO securities has been generally inactive during the period, This was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market also has been inactive as almost no new TRUP CDOs have been issued since 2007. There are still very few market participants who are willing and/or able to transact for these securities. Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at March 31, 2014 and December 31, 2013:

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

Where appropriate, management reviewed the valuation methodologies and assumptions used by the independent third party providers and determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements. The result of this fair value analysis of these Level 3 measurements was a fair value loss of $62,000 in the quarter ended March 31, 2014. The small loss in the current quarter was primarily the result of a modest adjustment to the discount rate which more than offset the impact of the passage of time on years to maturity in the discounted present value calculation used to estimate the fair value of these securities.

At March 31, 2014, Banner also owned approximately $19 million in amortized cost of single issuer TPS securities for which no direct market data or independent valuation source is available. Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities. Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. Management took into consideration the limited market data that was available regarding similar securities and assessed the performance of the three individual issuers of TPS securities owned by the Company. In the current quarter, the Company again sought input from independent third parties to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. Management concluded that market yields have been reasonably stable in recent periods and that the indicated spreads and implied yields for non-investment grade securities as well as the yields associated with individual issuers in the third party analyst reports continue to suggest that a 525 basis point spread over the three-month LIBOR index, the same spread as used in the quarters ended December 31, 2013 and March 31, 2013, was still a reasonable basis for determining an appropriate discount rate to estimate the fair value of these securities. These factors were then incorporated into the model at March 31, 2014, where a discount rate equal to three-month LIBOR plus 525 basis points was used to calculate the respective fair values of these securities. The result of this Level 3 fair value measurement was a fair value gain of $17,000 in the quarter ended March 31, 2014. The Company has and will continue to assess the appropriate fair value hierarchy for determination of these fair values on a quarterly basis.

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

•
The fair valuations of junior subordinated debentures (TPS-related debt that the Company has issued) were also valued using discounted cash flows. These debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  While the quarterly reset of the index on this debt would seemingly keep its fair value reasonably close to book value, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method. However, as noted above in the discussions of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management believes fair value for these instruments should follow a Level 3 input methodology. From March 2009 to March 2012, the Company used a discount rate of LIBOR plus 800 basis points to value its junior subordinated debentures. However, similar to the discussion above about the TPS securities, in June 2012, management assessed the performance of Banner and concluded that it had demonstrated sufficient improvement in asset quality, capital position and other performance measures to project sustainable profitability for the foreseeable future sufficient to warrant a reduction in the discount rate used in its fair value modeling. Since the discount rate used in the fair value modeling is the most sensitive unobservable estimate in the calculation, the Company again utilized input from the same independent third party noted above to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. In valuing the debentures at March 31, 2014, management evaluated the general market for credit spreads as noted above and for the discount rate used the period-ending three-month LIBOR plus 525 basis points. As noted above in the discussion about single-issuer TPS securities, since market spreads have been reasonably stable in recent periods we used the same spread as used in the quarters ended December 31, 2013 and March 31, 2013, resulting in a fair value loss on these instruments of $207,000 for the quarter ended March 31, 2014, compared to a $291,000 loss for the quarter ended December 31, 2013 and a $157,000 loss in the quarter ended March 31, 2013. The fair value adjustment in the current period was primarily the result of the passage of time on the years to maturity in the discounted present value calculation used to estimate the fair value.

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$58,751	$—	$58,751
Municipal bonds	—	50,334	—	50,334
Corporate bonds	—	4,986	—	4,986
Mortgage-backed or related securities	—	325,230	—	325,230
Asset-backed securities	—	25,356	—	25,356
	—	464,657	—	464,657
Securities—trading
U.S. Government and agency	—	1,511	—	1,511
Municipal bonds	—	1,719	—	1,719
TPS and TRUP CDOs	—	—	35,062	35,062
Mortgage-backed or related securities	—	20,033	—	20,033
Equity securities and other	—	62	—	62
	—	23,325	35,062	58,387
Derivatives
Interest rate lock commitments	—	160	—	160
Interest rate swaps	—	5,072	—	5,072
	$—	$493,214	$35,062	$528,276

Liabilities:
Advances from FHLB at fair value	$—	$48,351	$—	$48,351
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	74,135	74,135
Derivatives
Interest rate sales forward commitments, net	—	69	—	69
Interest rate swaps	—	5,072	—	5,072
	$—	$53,492	$74,135	$127,627

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$58,660	$—	$58,660
Municipal bonds	—	52,855	—	52,855
Corporate bonds	—	6,964	—	6,964
Mortgage-backed or related securities	—	326,610	—	326,610
Asset-backed securities	—	25,191	—	25,191
	—	470,280	—	470,280
Securities—trading
U.S. Government and agency	—	1,481	—	1,481
Municipal bonds	—	5,023	—	5,023
TPS and TRUP CDOs	—	—	35,140	35,140
Mortgage-backed or related securities	—	20,760	—	20,760
Equity securities and other	—	68	—	68
	—	27,332	35,140	62,472
Derivatives
Interest rate lock commitments	—	130	—	130
Interest rate swaps	—	4,946	—	4,946
	$—	$502,688	$35,140	$537,828

Liabilities:
Advances from FHLB at fair value	$—	$27,250	$—	$27,250
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,928	73,928
Derivatives
Interest rate sales forward commitments, net	—	43	—	43
Interest rate swaps	—	4,946	—	4,946
	$—	$32,239	$73,928	$106,167

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31, 2014
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures
Beginning balance	$35,140	$73,928
Total gains or losses recognized
Assets gains (losses), including OTTI	(44)	—
Liabilities (gains) losses	—	207
Purchases, issuances and settlements	—	—
Paydowns and maturities	(34)	—
Transfers in and/or out of Level 3	—	—
Ending balance at March 31, 2014	$35,062	$74,135

	Three Months Ended
	March 31, 2013
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures
Beginning balance	$35,741	$73,063
Total gains or losses recognized
Assets gains (losses), including OTTI	(982)	—
Liabilities (gains) losses	—	157
Purchases, issuances and settlements	—	—
Paydowns and maturities	(239)	—
Transfers in and/or out of Level 3	—	—
Ending balance at March 31, 2013	$34,520	$73,220

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

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded. These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount. The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology. As of March 31, 2014, the Company reviewed all of its adversely classified loans totaling $81 million and identified $63 million which were considered impaired. Of those $63 million in impaired loans, $53 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established. The $53 million had original carrying values of $56 million which have been reduced by partial write-downs totaling $3 million. In addition to these write-downs, in order to bring the impaired loan balances to fair value, Banner has also established $5 million in specific reserves on these impaired loans. Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $10 million and were found to require allowances totaling $230,000. The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the properties, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the three months ended March 31, 2014, the Company recognized $37,000 of additional impairment charges related to REO assets, compared to $73,000 for the same quarter one year earlier.

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of March 31, 2014 and December 31, 2013 (in thousands):

	At or For the Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$10,084	$10,084	$(4,326)
REO	—	—	3,236	3,236	(70)

	At or For the Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$10,627	$10,627	$(4,890)
REO	—	—	4,044	4,044	(853)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2014 and December 31, 2013:

			Weighted Average Rate
Financial Instruments	Valuation Techniques	Unobservable Inputs	March 31, 2014	December 31, 2013
TPS securities	Discounted cash flows	Discount rate	5.48%	5.50%
TRUP CDOs	Discounted cash flows	Discount rate	3.99	3.85
Junior subordinated debentures	Discounted cash flows	Discount rate	5.48	5.50
Impaired loans	Discounted cash flows	Discount rate	Various	Various
	Collateral Valuations	Market values	n/a	n/a
REO	Appraisals	Market values	n/a	n/a

TPS and TRUP CDOs: Management believes that the credit risk-adjusted spread used to develop the discount rate utilized in the fair value measurement of TPS and TRUP CDOs is indicative of the risk premium a willing market participant would require under current market conditions for instruments with similar contractual rates and terms and conditions and issuers with similar credit risk profiles and with similar expected probability of default. Management attributes the change in fair value of these instruments during the first quarter of 2014 primarily to perceived general market adjustments to the risk premiums for these types of assets and to improved performance of the underlying issuers.

Junior subordinated debentures: Similar to the TPS and TRUP CDOs discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures during the first quarter of 2014 primarily to perceived general market adjustments to the risk premiums for these types of liabilities and to changes to our entity-specific credit risk profile as a result of improved operating performance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of March 31, 2014, or the passage of time, will result in negative fair value adjustments. At March 31, 2014 the discount rate utilized was based on a credit spread of 525 basis points and three-month LIBOR of 23 basis points.

Impaired loans: Loans are considered impaired when, based on current information and events; management determines that it is probable that the Banks will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

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

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013, whether or not measured at fair value in the consolidated Statements of Financial Condition.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The carrying value and estimated fair value of financial instruments are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$144,775	$144,775	$137,349	$137,349
Securities—trading	58,387	58,387	62,472	62,472
Securities—available-for-sale	464,657	464,657	470,280	470,280
Securities—held-to-maturity	109,567	112,409	102,513	103,610
Loans receivable held for sale	3,239	3,258	2,734	2,751
Loans receivable	3,519,673	3,402,304	3,415,711	3,297,936
FHLB stock	33,288	33,288	35,390	35,390
Bank-owned life insurance	62,377	62,377	61,945	61,945
Mortgage servicing rights	8,199	11,835	8,086	11,529
Derivatives	5,232	5,232	5,076	5,076
Liabilities:
Demand, interest checking and money market accounts	1,948,237	1,719,788	1,946,467	1,697,095
Regular savings	829,282	728,481	798,764	695,863
Certificates of deposit	905,016	899,421	872,695	867,904
FHLB advances at fair value	48,351	48,351	27,250	27,250
Junior subordinated debentures at fair value	74,135	74,135	73,928	73,928
Other borrowings	89,921	89,921	83,056	83,056
Derivatives	5,141	5,141	4,989	4,989

Fair value estimates, methods, assumptions and the level within the fair value hierarchy of the fair value measurements are set forth below for the Company’s financial and off-balance-sheet instruments:

Cash and Due from Banks:  The carrying amount of these items is a reasonable estimate of their fair value. These values are considered Level 1 measures.

Securities:  The estimated fair values of investment securities and mortgaged-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the continued credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s TPS and TRUP CDO securities (see earlier discussion above in determining the securities’ fair market value), management has classified these securities as a Level 3 fair value measure.

Loans Receivable:  Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics.  Loans are segregated by type such as multifamily real estate, residential mortgage, nonresidential mortgage, commercial/agricultural, consumer and other.  Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and non-performing categories.  A preliminary estimate of fair value is then calculated based on discounted cash flows using as a discount rate the current rate offered on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans.  The preliminary estimate is then further reduced by the amount of the allowance for loan losses to arrive at a final estimate of fair value.  Fair value for significant non-performing loans is also based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.  Management considers this to be a Level 2 measure.

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

FHLB Advances and Other Borrowings:  Fair valuations for Banner’s FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  This is considered to be a Level 2 input method.  Other borrowings are priced using discounted cash flows to the date of maturity based on using current rates at which such borrowings can currently be obtained. This fair value is considered to be a Level 3 measure.

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

Off-Balance Sheet Items: Off-balance sheet financial instruments include unfunded commitments to extend credit, including standby letters of credit, and commitments to purchase investment securities. The fair value of these instruments is not considered practical to estimate without incurring excessive costs and management does not believe the fair value estimates would be material. Other commitments to fund loans totaled $1.102 billion and $1.097 billion at March 31, 2014 and December 31, 2013, respectively, and have no carrying value at both dates, representing the cost of such commitments. There were no commitments to purchase securities at March 31, 2014 or at December 31, 2013.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and December 31, 2013.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business.  The fair value has not been estimated for assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not financial instruments include the deferred tax assets/liabilities; land, buildings and equipment; costs in excess of net assets acquired and real estate held for sale.

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

As of March 31, 2014, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in U.S. federal jurisdiction and in the Oregon and Idaho state jurisdictions. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2013, 2012, 2011, and 2010. Tax years 2006 - 2009 are not open for assessment of additional tax, but remain open for adjustments to the amount of NOLs, credit, and other carryforwards utilized in open years or to be utilized in the future.

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended March 31
	2014	2013
Net income (loss)	$10,570	$11,582

Basic weighted average shares outstanding	19,346	19,313
Plus unvested restricted stock	64	110
Diluted weighted shares outstanding	19,410	19,423
Earnings (loss) per common share
Basic	$0.55	$0.60
Diluted	$0.54	$0.60

Options to purchase an additional 25,364 shares of common stock as of March 31, 2014 were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. Also, as of March 31, 2014, the warrants originally issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted EPS for the quarter ended March 31, 2014 and the year ended December 31, 2013 because the exercise price of the warrants was greater than the average market price of common shares. In June 2013, the Treasury sold the warrants in a public auction. That sale did not change the Company's capital position and did not have any impact on the financial accounting and reporting for these securities.

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

Restricted Stock Grants. Under the 2012 Restricted Stock Plan, which was approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the Plan have a minimum vesting period of three years. The Plan will continue in effect for a term of ten years, after which no further awards may be granted. Vesting requirements may include time-based conditions, performance-based conditions, or market-based conditions. Concurrent with the approval of the 2012 Restricted Stock Plan was the approval of a grant of $300,000 of restricted stock (14,535 restricted shares) that vests in one-third increments over a three-year period to Mark J. Grescovich, President and Chief Executive Officer of Banner Corporation and Banner Bank. Subsequent to that initial issuance was the issuance of 253,044 additional shares to certain other officers of the Company. The 2012 Restricted Stock Plan was amended on April 23, 2013 to provide for the ability to grant (1) cash-denominated incentive-based awards payable in cash or common stock, including those that are eligible to qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code and (2) restricted stock awards that qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code. As of March 31, 2014, the Company had granted 267,579 shares of restricted stock from the 2012 Restricted Stock Plan, of which 33,318 shares had vested and 234,261 shares remain unvested.

Additionally, the Company granted shares of restricted common stock to Mark J. Grescovich, President and Chief Executive Officer of Banner Bank and Banner Corporation on August 22, 2010 and on August 23, 2011. The restricted shares were granted to Mr. Grescovich in accordance with his employment agreement, which, as an inducement material to his joining the Company and the Bank, provided for the granting of restricted shares on the six-month and the 18-month anniversaries of the effective date of the agreement. The shares vest in one-third annual increments over the subsequent three-year periods following the grants. A total of 34,257 shares were granted. As of March 31, 2014, 28,359 shares had vested and 5,898 shares remain unvested.

The expense associated with all restricted stock grants was $473,000 for the three-month period ended March 31, 2014 and was $207,000 for the three-month period ended March 31, 2013. Unrecognized compensation expense for these awards as of March 31, 2014 was $5.7 million and will be amortized over the next 36 months.

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

During the three months ended March 31, 2014 and 2013, the Company did not grant any stock options. Additionally, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

There were no stock-based compensation costs related to the SOPs for the quarters ended March 31, 2014 or March 31, 2013. The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period. The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

During the three months ended March 31, 2014 and 2013, there were no exercises of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

Banner Corporation Long-Term Incentive Plan: In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006. The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on Company common stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR). Each SAR entitles the holder to receive cash upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of maturity of the SAR over the fair market value of such share on the date granted plus, for some grants, the dividends declared on the stock from the date of grant to the date of vesting. The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock. The Company re-measures the fair value of SARs each reporting period until the award is settled and recognizes changes in fair value and vesting in compensation expense. The Company recognized a credit to compensation expense of $149,000 for the three months ended March 31, 2014 due to a decrease in market value of the underlying stock, compared to compensation expense of $89,000 for the three months ended March 31, 2013. At March 31, 2014, the aggregate liability related to SARs was $1.4 million and was included in deferred compensation.

Note 15:  COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Bank leases 63 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Financial Instruments with Off-Balance-Sheet Risk—The Company has financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, commitments related to standby letters of credit, commitments to originate loans, commitments to sell loans, commitments to buy and sell securities.  These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance sheet items recognized in our Consolidated Statements of Financial Condition.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2014	December 31, 2013
Commitments to extend credit	$1,075,777	$1,073,897
Standby letters of credit and financial guarantees	7,576	6,990
Commitments to originate loans	18,874	15,776

Derivatives also included in Note 16:
Commitments to originate loans held for sale	24,190	21,434
Commitments to sell loans secured by one- to four-family residential properties	8,489	9,378
Commitments to sell securities related to mortgage banking activities	21,500	15,200

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. In 2012, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts in the three months ended March 31, 2014 or March 31, 2013. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. We limit our exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event we have forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

Legal Proceedings—In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. The claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest. Based on information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at March 31, 2014.

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

As of March 31, 2014 and December 31, 2013, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$7,338	$1,259	$7,420	$1,295	$7,338	$1,259	$7,420	$1,295

(1)	Included in Loans Receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

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

As of March 31, 2014 and December 31, 2013, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$139,002	$3,813	$135,122	$3,651	$139,002	$3,813	$135,122	$3,651
Mortgage loan commitments	15,701	128	14,107	57	8,489	32	7,326	43
Forward sales contracts	8,489	32	22,526	73	21,500	37	—	—
	$163,192	$3,973	$171,755	$3,781	$168,991	$3,882	$142,448	$3,694

(1)
Included in Other Assets on the Consolidated Statement of Financial Condition, with the exception of those interest rate swaps from prior to 2009 that were not designated in hedge relationships (with a fair value of $726,000 at March 31, 2014 and $791,000 at December 31, 2013), which are included in Loans Receivable.

(2)	Included in Other Liabilities on the Consolidated Statement of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

		Three Months Ended March 31
	Location on Income Statement	2014	2013
Mortgage loan commitments	Mortgage banking operations	$70	$62
Forward sales contracts	Mortgage banking operations	(66)	(56)
		$4	$6

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at March 31, 2014 or December 31, 2013, it could have been required to settle its obligations under the agreements at the termination value. As of March 31, 2014 and December 31, 2013, the termination value of derivatives in a net liability position related to these agreements was $3.7 million and $2.7 million, respectively. The Company generally posts collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $8.9 million and $8.9 million as of March 31, 2014 and December 31, 2013, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Statement of Financial Condition as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$5,072	$—	$5,072	$(696)	$—	$4,376
	$5,072	$—	$5,072	$(696)	$—	$4,376

Derivative liabilities
Interest rate swaps	$5,072	$—	$5,072	$(696)	$(3,680)	$696
	$5,072	$—	$5,072	$(696)	$(3,680)	$696

	December 31, 2013
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$4,946	$—	$4,946	$(554)	$—	$4,392
	$4,946	$—	$4,946	$(554)	$—	$4,392

Derivative liabilities
Interest rate swaps	$4,946	$—	$4,946	$(554)	$(2,657)	$1,735
	$4,946	$—	$4,946	$(554)	$(2,657)	$1,735

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2014, its 85 branch offices and nine loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of March 31, 2014, we had total consolidated assets of $4.5 billion, total loans of $3.5 billion, total deposits of $3.7 billion and total stockholders’ equity of $548 million.

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

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in the first quarter of 2014, as evidenced by our solid operating results and profitability. Highlights for the quarter included significant loan and core deposit growth, additional client acquisition, further improvement in our asset quality and solid revenues from core operations.

In spite of persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement and consistent profitability in 2012 and 2013 which continued in the first quarter of 2014.  For the quarter ended March 31, 2014, our net income available to common shareholders was $10.6 million, or $0.54 per diluted share, compared to a net income to common shareholders of $11.6 million, or $0.60 per diluted share, for each of the quarters ended December 31, 2013 and March 31, 2013. Although there continue to be indications that economic conditions are improving, the pace of expansion has been modest and uneven and ongoing softness in the economy will likely continue to be challenging going forward.  As a result, our future operating results and financial performance will be significantly affected by the course of economic activity. However, over the past three years we have significantly added to our client relationships and account base, as well as substantially improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in stronger revenues and lower credit costs, and which we believe has positioned the Company well to meet this challenging environment with continued success.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased $1.4 million, or 3%, to $42.3 million for the quarter ended March 31, 2014, compared to $41.0 million for the same quarter one year earlier. During the same period, our interest rate spread decreased to 4.04% from 4.13%. This increase in net interest income reflects the significant growth in earning assets and occurred despite the decrease in interest rate spread as a result of declining yields on earning assets, which were only partially offset by continuing reductions in deposit and other funding costs.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as credit costs and our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the valuation of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements.)

As a result of substantial reserves already in place representing 2.11% of total loans outstanding at March 31, 2014 as well as recording net recoveries in the first quarter of 2014, we did not record a provision for loan losses in the three months ended March 31, 2014. Our reserves at December 31, 2013 and March 31, 2013 were 2.17% and 2.36%, respectively, of total loans outstanding and, similar to the current quarter, no provisions for loan losses were recorded in either of those periods. The allowance for loan losses at March 31, 2014 was $74.4 million, representing 325% of non-performing loans. Non-performing loans decreased by 8% to $22.9 million at March 31, 2014, compared to $24.8 million three months earlier, and decreased 32% when compared to $33.4 million a year earlier. (See Note 7, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Our total other operating income, which includes the gain on sale of securities and changes in the value of financial instruments carried at fair value, was $8.9 million for the quarter ended March 31, 2014, compared to $10.0 million for the quarter ended March 31, 2013. For the quarter ended March 31, 2014, we recorded a net fair value loss of $255,000 in fair value adjustments, which was partially offset by $35,000 in gains on sale of securities. In comparison, for the quarter ended March 31, 2013, we recorded a net fair value loss of $1.3 million, offset by $1.0 million in gains on sale of securities and $409,000 in OTTI recoveries. However, other operating income excluding the gain on sale of securities,

OTTI adjustments and changes in the value of financial instruments, which we believe is more indicative of our core operations, decreased 9% to $9.1 million for the quarter ended March 31, 2014, compared to $9.9 million for the same quarter a year earlier, as a result of substantially decreased revenues from our mortgage banking operations and despite meaningfully increased deposit fees and service charges fueled by growth in non-interest-bearing deposit accounts.

Our total revenues (net interest income before the provision for loan losses plus total other operating income) for the first quarter of 2014 increased $232,000 to $51.2 million, compared to $51.0 million for the same period a year earlier, as a result of increased net interest income, deposit fees and service charges, and changes in fair value adjustments, which were only partially offset by decreased mortgage banking revenues, gain on sale of securities and OTTI recoveries.  Our total revenues, excluding fair value and OTTI adjustments and gain on sale of securities, which we believe are more indicative of our core operations, also remained strong at $51.4 million for the quarter ended March 31, 2014, a $520,000, or 1% increase, compared to $50.9 million for the same period a year earlier.

Our other operating expenses increased in the first quarter of 2014 compared to a year earlier largely as a result of increased compensation and occupancy and equipment expenses, as well as reductions in the credit for capitalized loan origination costs and in gains on the sale of real estate owned, which were partially offset by a net decrease in all other operating expenses.  Other operating expenses were $35.6 million for the quarter ended March 31, 2014, compared to $34.1 million for the same quarter a year earlier.

Other operating income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, and gains or losses on sale of securities are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended March 31
	2014	2013
Total other operating income	$8,858	$9,997
Exclude gain on sale of securities	(35)	(1,006)
Exclude other-than-temporary impairment (recovery) loss	—	(409)
Exclude change in valuation of financial instruments carried at fair value	255	1,347
Total other operating income, excluding fair value adjustments, OTTI and gain on sale of securities	$9,078	$9,929
Net interest income before provision for loan losses	$42,339	$40,968
Total other operating income	8,858	9,997
Total revenue	51,197	50,965
Exclude gain on sale of securities	(35)	(1,006)
Exclude other-than-temporary impairment (recovery) loss	—	(409)
Exclude change in valuation of financial instruments carried at fair value	255	1,347
Total revenue, excluding fair value adjustments, OTTI and gain on sale of securities	$51,417	$50,897
Income before provision for taxes	$15,616	$16,866
Exclude gain on sale of securities	(35)	(1,006)
Exclude other-than-temporary impairment (recovery) loss	—	(409)
Exclude change in valuation of financial instruments carried at fair value	255	1,347
Income before provision for taxes, excluding fair value adjustments, OTTI and gain on sale of securities	$15,836	$16,798
Net income	$10,570	$11,582
Exclude gain on sale of securities	(35)	(1,006)
Exclude other-than-temporary impairment (recovery) loss	—	(409)
Exclude change in valuation of financial instruments carried at fair value	255	1,347
Exclude related tax expense (benefit)	(79)	24
Total earnings, excluding fair value adjustments, OTTI and gain on sale of securities, net of related tax effects	$10,711	$11,538

The ratio of tangible common stockholders’ equity to tangible assets is also a non-GAAP financial measure. We calculate tangible common equity by excluding other intangible assets from stockholders’ equity. We calculate tangible assets by excluding the balance of other intangible assets from total assets. We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. Management believes that this non-GAAP financial measure provides information to investors that is useful in understanding the basis of our capital position (dollars in thousands).

	March 31, 2014	December 31, 2013	March 31, 2013
Stockholders’ equity	$547,524	$538,972	$516,062
Other intangible assets, net	1,970	2,449	3,724
Tangible common stockholders’ equity	$545,554	$536,523	$512,338
Total assets	$4,488,296	$4,388,898	$4,238,358
Other intangible assets, net	1,970	2,449	3,724
Tangible assets	$4,486,326	$4,386,449	$4,234,634
Tangible common stockholders’ equity to tangible assets	12.16%	12.23%	12.10%

Loans are our most significant and generally highest yielding earning assets. As a result, while adhering to sound underwriting practices and appropriate diversification guidelines, we attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits. We had solid loan growth in the current quarter and at March 31, 2014 our net loan portfolio totaled $3.449 billion compared to $3.344 billion at December 31, 2013 and $3.164 billion at March 31, 2013.

We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans for both owner-occupied and investment properties, including construction and development loans for these types of properties, totaled $1.273 billion, or approximately 36% of our loan portfolio at March 31, 2014. In addition, multifamily residential real estate loans, including construction and development loans, totaled $217 million and comprise approximately 6% of our loan portfolio. While our level of activity and investment in commercial and multifamily real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods resulting in growth in these loan balances. Commercial real estate loans increased by $56 million in the first quarter of 2014 and multifamily loans increased by $16 million. We also originate residential construction and development loans and, although our portfolio balances are well below the peak levels before the financial crisis, beginning in 2011 and continuing since then we have experienced increased demand for one- to four-family construction loans. Outstanding residential construction and development balances increased $18 million, or 9%, to $219 million at March 31, 2014 compared to $201 million at December 31, 2013 and increased $47 million, or 28%, compared to $172 million at March 31, 2013. Still, residential construction and development loans represent only approximately 8% of our total loan portfolio at March 31, 2014. Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Reflecting the slowly recovering economy, demand for these types of commercial business loans has been modest although our production levels have increased in recent periods. In recent years, our commercial business lending has also included participation in certain national syndicated loans, including shared national credits. Commercial and agricultural business loans increased $15 million, or 2%, to $925 million at March 31, 2014, compared to $910 million at December 31, 2013, and have increased $96 million, or 12%, compared to $830 million at March 31, 2013. Commercial and agricultural business loans represented approximately 26% of our portfolio at March 31, 2014.

Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. Refinancing activity was particularly significant in 2012 and in the first six months of 2013, leading to meaningful increases in residential mortgage originations during those periods; however, the rise in mortgage interest rates that began in the second quarter of 2013 has slowed origination activity and has resulted in much lower refinancing activity in the current period. Despite significant loan originations, our outstanding balances for residential mortgages have continued to decline, as most of the new originations have been sold in the secondary market while existing residential loans have been repaying at an accelerated pace. Still, residential real estate loans totaling $518 million represent nearly 15% of our loan portfolio at March 31, 2014. Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt.  Consumer loans, including those secured by one-to-four family residential properties, were approximately 8% of our portfolio at March 31, 2014.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our earlier branch expansion and current marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly focused on increasing transaction and savings accounts and for the past three years we have been very successful in increasing these core deposit balances. The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion. While not reflected in the current or prior quarters' balances or operating results, we were pleased to announce in the current quarter an agreement to purchase six additional branches in southwestern Oregon. That acquisition transaction, which is expected to close in June 2014, will include approximately $226 million in deposits and $96 million in loans.

Total deposits were $3.683 billion at March 31, 2014, compared to $3.618 billion three months earlier and $3.521 billion a year ago. While non-interest-bearing account balances decreased 2% to $1.096 billion at March 31, 2014, compared to $1.115 billion at December 31, 2013, largely as a result of seasonal factors, our successful client acquisition strategies, resulted in a 14% increase in these non-interest-bearing deposits compared to $962 million a year ago. Interest-bearing transaction and savings accounts increased 3% to $1.682 billion at March 31, 2014, compared to $1.630 billion at December 31, 2013 and $1.576 billion a year ago, while certificates of deposit increased 4% to $905 million at March 31, 2014, compared to $873 million at December 31, 2013 but decreased 8% compared to $983 million a year earlier. Non-certificate core deposits represented 75% of total deposits at the end of the first quarter, compared to 72% of total deposits a year earlier.

Management’s Discussion and Analysis of Results of Operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in the 2013 Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail below. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies during the first three months of 2014.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

General.  Total assets increased $99 million, or 2.3%, to $4.488 billion at March 31, 2014, from $4.389 billion at December 31, 2013.  Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) increased $104 million, or 3.1%, to $3.449 billion at March 31, 2014, from $3.344 billion at December 31, 2013.

The increase in net loans included increases of $56 million in commercial real estate loans, $34 million in commercial business loans, $18 million in one- to four-family construction loans, $16 million in multifamily loans, $12 million in multifamily construction loans, and $2 million in consumer loans, partially offset by decreases of $19 million in agricultural business loans, $12 million in one- to four-family real estate loans, $2 million in land and land development loans, and $1 million in commercial construction loans. The increase in commercial real estate loans included $54 million for investment properties and $2 million for owner-occupied properties. The increase in commercial business loans is an encouraging sign of improving economic activity. The increase in one- to four-family and in multifamily construction loans was particularly helpful to the net interest margin as interest rates, loan fees and the velocity of turnover in this lending activity are generally higher than for most other categories of loans. The decrease in agricultural business loans represents a normal seasonal reduction in the first quarter. The decrease in one- to four-family real estate was largely the result of continued prepayments in the current low interest rate environment.

The aggregate balance of interest-earning deposits and securities increased $1 million from December 31, 2013 to $704 million at March 31, 2014. Interest-earning deposits increased $4 million during the quarter to $71 million, while our total investment in securities decreased $2 million to $633 million at March 31, 2014. Securities purchases in recent periods have been modest and were primarily mortgage-backed securities and, to a lesser extent, intermediate-term taxable and tax-exempt municipal securities.  The average effective duration of Banner's securities portfolio was approximately 3.3 years at March 31, 2014. Net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were $45,000 in the three months ended March 31, 2014. In addition, fair value adjustments for securities designated as available for sale reflected an increase of $2 million for the three months ended March 31, 2014, which was included net of the associated tax expense of $889,000 as a component of other comprehensive income and largely occurred as a result of modestly decreased interest rates. (See Note 11 of the Selected Notes to the Consolidated Financial Statements, in this Form 10-Q.)

REO decreased $808,000, to $3 million at March 31, 2014, compared to $4 million at December 31, 2013, continuing the improving trend with respect to these non-earning assets. The March 31, 2014 total included $2 million in residential construction, land or land development projects and $1 million in single-family homes. During the three months ended March 31, 2014, we transferred $707,000 of loans into REO, disposed of $2 million of REO properties recognizing $159,000 in gains related to those sales, and charged-off $37,000 in valuation adjustments (see “Asset Quality” discussion below).

Deposits increased $65 million, or 2%, to $3.683 billion at March 31, 2014 from $3.618 billion at December 31, 2013.  However, following expected seasonal behavior, non-interest-bearing deposits decreased by $20 million, or 2%, to $1.096 billion at March 31, 2014, compared to $1.115 billion at December 31, 2013, yet have increased by 14% compared to a year earlier. Interest-bearing transaction and savings accounts increased by $52 million, or 3%, to $1.682 billion at March 31, 2014 from $1.630 billion at December 31, 2013 and have increased by 7% compared to a year earlier. Certificates of deposit increased $32 million, or 4%, to $905 million at March 31, 2014 from $873 million at December 31, 2013, but have decreased by 8% compared to a year earlier. Non-certificate core deposits increased to 75% of total deposits at the end of the first quarter, compared to 72% of total deposits a year earlier.

FHLB advances increased $21 million to $48 million at March 31, 2014 from $27 million at December 31, 2013 to fund loan demand. The new advances are all very short-term maturities with correspondingly low interest rates. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $7 million to $90 million at March 31, 2014, compared to $83 million at December 31, 2013. No additional junior subordinated debentures were issued or matured during the quarter and the estimated fair value of these instruments was unchanged at $74 million at March 31, 2014 and December 31, 2013. For more information, see Notes 10, 11 and 12 of the Selected Notes to the Consolidated Financial Statements.

Total stockholders' equity increased $9 million, or 2%, to $548 million at March 31, 2014 compared to $539 million at December 31, 2013. The increase in equity primarily reflects the year-to-date net income reduced by payment of dividends to common stockholders. In addition, there was an improvement of $1.6 million in accumulated other comprehensive income representing a decline in the unrealized loss, net of tax, on securities available-for-sale. Tangible common stockholders' equity, which excludes intangible assets, also increased $9 million to $546 million, or 12.16% of tangible assets at March 31, 2014, compared to $537 million, or 12.23% at December 31, 2013. We did not have any repurchases of our common stock from December 31, 2013 through March 31, 2014 except for 537 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. Additionally, there were 47,890 shares redeemed and canceled that related to the termination of the ESOP during the quarter ended March 31, 2014.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013

For the quarter ended March 31, 2014, we had net income of $10.6 million, or $0.54 per diluted share. This compares to net income of $11.6 million, or $0.60 per diluted share, for the quarter ended March 31, 2013. As expected, our first quarter operating results continued to be influenced by very low interest rates and modest economic growth, which pressured asset yields and reduced mortgage banking revenues. Nonetheless, significant growth in earning assets, as well as changes in the asset mix and further reductions in funding costs combined to offset much of this yield pressure. In addition, credit costs remained low and deposit fees and other payment processing revenues increased compared to a year earlier reflecting further growth in client relationships. As a result, net income for the current quarter, while decreased modestly from the first quarter a year ago principally because of reduced mortgage banking revenues, remained solid, represented a good start to 2014 and produced an annualized return on average assets of 0.97%.

Net Interest Income. Net interest income before provision for loan losses increased by $1.4 million, or 3%, to $42.3 million for the quarter ended March 31, 2014, compared to $41.0 million for the same quarter one year earlier, as a decrease in the net interest margin was more than offset by an increase in the average balance of interest-earning assets. The net interest margin of 4.07% for the quarter ended March 31, 2014 was nine basis points lower than for the same quarter in the prior year. The decrease in the net interest margin compared to a year earlier reflects the impact of persistently low market interest rates on earning asset yields, which was only partially offset by reductions in deposit and other funding costs as well as further reductions in the adverse effect of non-performing assets. Nonaccrual loans reduced the margin by two basis points in the first quarter of 2014, while nonaccruing loans reduced the margin by four basis points in the first quarter of 2013. In addition, the further decrease in the average balance of real estate owned reduced the adverse effect of this non-interest-earning asset on the net interest margin.

The net interest spread decreased to 4.04% for the quarter ended March 31, 2014 compared to 4.13% for the same quarter a year earlier. Reflecting generally lower market interest rates as well as changes in asset mix, the yield on earning assets for the quarter ended March 31, 2014 was 4.33%, a decrease of 19 basis points compared to the same quarter a year earlier. While declining less than asset yields, funding costs were also significantly lower, especially deposit costs which decreased nine basis points to 0.22% from 0.31% a year earlier, leading to a decrease of ten basis points for all funding liabilities to 0.29% for the quarter ended March 31, 2014.

Interest Income. Interest income for the quarter ended March 31, 2014 was $45.1 million, compared to $44.5 million for the same quarter in the prior year, an increase of $598,000, or 1%.  The increase in interest income occurred as a result of an increase in the average balances of interest-earning assets, which was partially offset by a decline in the yield. The average balance of interest-earning assets was $4.221 billion for the quarter ended March 31, 2014, an increase of $225 million, or 6%, compared to $3.996 billion one year earlier. The yield on average interest-earning assets decreased to 4.33% for the quarter ended March 31, 2014, compared to 4.52% for the same quarter one year earlier. The decrease in the yield on earning assets reflects the continuing erosion of yields as loans and investments mature or prepay and are replaced by lower yielding assets in the current low interest rate environment. Average loans receivable for the quarter ended March 31, 2014 increased $260 million, or 8%, to $3.475 billion, compared to $3.215 billion for the same quarter in the prior year. Interest income on loans increased by $254,000, or 1%, to $41.7 million for the current quarter from $41.5 million for the quarter ended March 31, 2013, reflecting the impact of the $260 million increase in average loan balances, offset by a 36 basis point decrease in the average yield on loans.  The average yield on loans was 4.87% for the quarter ended March 31, 2014, compared to 5.23% for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, investment securities, and daily interest-bearing deposits decreased to $746 million for the quarter ended March 31, 2014 (excluding the effect of fair value adjustments), compared to $781 million for the quarter ended March 31, 2013; however, the interest and dividend income from those investments increased by $344,000 compared to the same quarter in the prior year.

The average yield on the combined portfolio increased to 1.83% for the quarter ended March 31, 2014, from 1.57% for the same quarter one year earlier. The adverse impact of relatively low market rates on the combined yield on these investments was offset by changes in the mix to include lower balances of daily interest-bearing deposits and more higher-yielding securities. The yield on mortgage-backed securities improved compared to recent periods, including the first quarter a year ago, as a result of reduced amortization of purchased premiums due to slower prepayments on the underlying loans. In addition, the yield on other securities benefited in the current quarter from an unexpected early redemption of a municipal bond that had been purchased at a discount.

Interest Expense. Interest expense for the quarter ended March 31, 2014 was $2.8 million, compared to $3.5 million for the same quarter in the prior year, a decrease of $773,000, or 22%. The decrease in interest expense occurred as a result of a ten basis point decrease in the average cost of all funding liabilities to 0.29% for the quarter ended March 31, 2014, from 0.39% for the same quarter one year earlier, partially offset by a $169 million increase in average funding liabilities. This increase in average funding liabilities reflects increases in transaction and savings accounts including non-interest-bearing accounts, and advances from FHLB, offset by a continued decline in certificates of deposit compared to one year ago.

Deposit interest expense decreased $755,000, or 28%, to $2.0 million for the quarter ended March 31, 2014, compared to $2.7 million for the same quarter in the prior year, as a result of a nine basis point decrease in the cost of deposits. Average deposit balances increased to $3.619 billion for the quarter ended March 31, 2014, from $3.502 billion for the quarter ended March 31, 2013, and the average rate paid on deposit balances decreased to 0.22% in the first quarter of 2014 from 0.31% for the quarter ended March 31, 2013. The cost of interest-bearing deposits decreased by 12 basis points to 0.31% for the quarter ended March 31, 2014 compared to 0.43% in the same quarter a year earlier and the average balance of interest-bearing accounts decreased by $11 million. Also contributing to the decrease in total deposit costs was a $128 million increase in the average balances of non-interest-bearing accounts. While we do not anticipate further reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further repricing opportunities and competitive pricing should remain restrained in the current economic environment. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, have meaningfully contributed to the decrease in our funding costs compared to earlier periods, and should also result in lower deposit costs going forward. However, it is clear that the pace of decline in deposit costs compared to prior periods has slowed and that the opportunity for future reductions is limited.

Average FHLB advances (excluding the effect of fair value adjustments) were $50 million for the quarter ended March 31, 2014, compared to $4 million for the same quarter one year earlier, and the average rate paid on FHLB advances for the quarter ended March 31, 2014 decreased to 0.31% from 2.66% for the same quarter one year earlier. Average FHLB advances increased as a result of certain cash management activities at Banner Bank, while the cost of the advances declined as a result of the maturity of a higher rate fixed-term advance in February 2013. Interest expense on FHLB advances increased to $38,000 for the quarter ended March 31, 2014 from $24,000 for the quarter ended March 31, 2013.

Other borrowings consist of retail repurchase agreements with customers secured by certain investment securities. The average balance for other borrowings increased $5 million to $88 million during the current quarter from $83 million during the same quarter a year earlier, while the rate on other borrowings decreased to 0.20% from 0.27% a year earlier. As a result, interest expense for other borrowings decreased to $44,000 for the quarter ended March 31, 2014, compared to $56,000 for the quarter ended March 31, 2013.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 2.36% for the quarter ended March 31, 2014. Junior subordinated debentures outstanding in the same period in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) with higher average costs of 2.43% for the quarter ended March 31, 2013. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.

Analysis of Net Interest Spread. The following table presents for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$2,511,528	$31,152	5.03%	$2,359,325	$31,229	5.37%
Commercial/agricultural loans	852,654	8,853	4.21	752,372	8,479	4.57
Consumer and other loans	111,187	1,738	6.34	103,531	1,781	6.98
Total loans (1)	3,475,369	41,743	4.87	3,215,228	41,489	5.23
Mortgage-backed securities	352,355	1,471	1.69	299,299	1,172	1.59
Other securities	300,257	1,838	2.48	337,343	1,780	2.14
Interest-bearing deposits with banks	58,352	45	0.31	107,950	67	0.25
FHLB stock	35,152	9	0.10	36,655	—	—
Total investment securities	746,116	3,363	1.83	781,247	3,019	1.57
Total interest-earning assets	4,221,485	45,106	4.33	3,996,475	44,508	4.52
Non-interest-earning assets	200,227			219,211
Total assets	$4,421,712			$4,215,686
Deposits:
Interest-bearing checking accounts	$418,988	85	0.08	$391,446	96	0.10
Savings accounts	819,323	197	0.10	744,248	381	0.21
Money market accounts	414,959	320	0.31	412,010	264	0.26
Certificates of deposit	889,907	1,362	0.62	1,005,992	1,978	0.80
Total interest-bearing deposits	2,543,177	1,964	0.31	2,553,696	2,719	0.43
Non-interest-bearing deposits	1,076,122	—	—	948,276	—	—
Total deposits	3,619,299	1,964	0.22	3,501,972	2,719	0.31
Other interest-bearing liabilities:
FHLB advances	50,491	38	0.31	3,654	24	2.66
Other borrowings	88,171	44	0.20	83,092	56	0.27
Junior subordinated debentures	123,716	721	2.36	123,716	741	2.43
Total borrowings	262,378	803	1.24	210,462	821	1.58
Total funding liabilities	3,881,677	2,767	0.29	3,712,434	3,540	0.39
Other non-interest-bearing liabilities (2)	(6,083)			(11,558)
Total liabilities	3,875,594			3,700,876
Stockholders’ equity	546,118			514,811
Total liabilities and stockholders’ equity	$4,421,712			$4,215,687
Net interest income/rate spread		$42,339	4.04%		$40,968	4.13%
Net interest margin			4.07%			4.16%
Additional Key Financial Ratios:
Return on average assets			0.97%			1.11%
Return on average equity			7.85			9.12
Average equity / average assets			12.35			12.21
Average interest-earning assets / average interest-bearing liabilities			150.47			144.58
Average interest-earning assets / average funding liabilities			108.75			107.65
Non-interest (other operating) income / average assets			0.81			0.96
Non-interest (other operating) expense / average assets			3.26			3.28
Efficiency ratio (4)			69.50			66.91

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income).

Provision and Allowance for Loan Losses. As a result of substantial reserves already in place representing 2.11% of total loans outstanding, as well as declining delinquencies and net charge-offs, we did not record a provision for loan losses in the quarter ended March 31, 2014. This compares to no provision in the preceding quarter and no provision in the first quarter a year ago, as we also had substantial reserves at the end of each of those periods and were experiencing improving credit quality trends during those periods. As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.
Reflecting lingering weakness in the economy, we continue to maintain a substantial allowance for loan losses at March 31, 2014 even though non-performing loans declined during the quarter. Nonetheless, our credit quality indicators have continued to improve, eliminating the need for a provision for loan losses for the first three months of 2014.

We recorded net recoveries of $113,000 for the quarter ended March 31, 2014, compared to net charge-offs of $363,000 for the same quarter in the prior year. Non-performing loans decreased by $2 million during the quarter ended March 31, 2014 to $23 million, and decreased by $11 million compared to the quarter ended March 31, 2013. A comparison of the allowance for loan losses at March 31, 2014 and 2013 reflects a decrease of $2 million to $74 million at March 31, 2014, from $76 million at March 31, 2013.  Included in our allowance at March 31, 2014 was an unallocated portion of $7 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 2.11% at March 31, 2014, from 2.36% at March 31, 2013. However, with the decrease in problem loans, the allowance as a percentage of non-performing loans increased to 325% at March 31, 2014, compared to 300% of non-performing loans at December 31, 2013 and 229% a year earlier.

As of March 31, 2014, we had identified $63 million of impaired loans. Impaired loans are comprised of loans on nonaccrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools. For more information on these impaired loans, refer to Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of March 31, 2014 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income. Other operating income, which includes changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, and gain on sale of securities, as well as non-interest revenues from core operations, was $8.9 million for the quarter ended March 31, 2014, compared to $10.0 million for the same quarter in the prior year. Our other operating income for the three months ended March 31, 2014 included a gain on the sale of securities of $35,000 and a $255,000 net loss for fair value adjustments as a result of changes in the valuation of our securities portfolios. During the quarter ended March 31, 2013, fair value adjustments resulted in a net loss of $1.3 million which was generally offset by a $409,000 OTTI recovery. For a more detailed discussion of our fair value adjustments, please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Excluding the fair value and OTTI adjustments and gain on sale of securities, other operating income from core operations decreased by $851,000, or 9%, to $9.1 million for the quarter ended March 31, 2014, compared to $9.9 million for the quarter ended March 31, 2013, largely as a result of decreased revenues from mortgage banking operations. Mortgage banking revenues decreased by $1.0 million as increased mortgage rates slowed originations for refinancing. By contrast, deposit fees and service charges increased by $301,000 compared to the first quarter a year ago reflecting growth in the number of deposit accounts and increased transaction activity.

Other Operating Expenses. Other operating expenses increased by $1.5 million, to $35.6 million for the quarter ended March 31, 2014, compared to $34.1 million for the quarter ended March 31, 2013, largely as a result of increased compensation expenses, and a reduction in the credit for capitalized loan origination costs, which were partially offset by decreases in advertising expenses and business and use tax expense. Compensation expense increased $427,000, or 2%, to $21.2 million for the quarter ended March 31, 2014, compared to $20.7 million for the quarter ended March 31, 2013, primarily reflecting salary and wage adjustments and increased health insurance and other benefit costs somewhat offset by reduced mortgage bank commissions. Occupancy expense increased $367,000, or 7%, to $5.7 million for the quarter ended March 31, 2014, compared to $5.3 million for the quarter ended March 31, 2013 due largely to increased depreciation expense related to computer hardware and software upgrades, higher cost of utilities and building repair and maintenance expenses. Data processing and payment and card processing expenses increased $215,000 (13%) and $210,000 (9%), respectively, compared to the same period one year earlier. Advertising expenses decreased $442,000, or 29%. Business and use tax expense of $159,000 was $305,000 lower than in the same period one year earlier due to the refund of $250,000 in overpaid taxes from prior periods. REO costs at $39,000 for the quarter ended March 31, 2014 were fairly low, but were a negative variance as compared to the net gains on sale of REO of $251,000 for the quarter ended March 31, 2013.

Income Taxes. In the quarter ended March 31, 2014, we recognized $5.0 million in income tax expense for an effective tax rate of 32.3%, which reflects our normal statutory tax rate reduced by the impact of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 36.5%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and Idaho income tax rates. For the quarter ended March 31, 2013, we recognized $5.3 million in income tax expense for an effective tax rate of 31.3%. For more discussion on our deferred tax asset, please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. As a result, our non-performing assets declined substantially in 2013 and have decreased further in the first three months of 2014.  All of our key credit quality metrics have improved compared to a year ago, including improvement during the first quarter of this year, and as a result our collection costs have been further reduced. In addition, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results. While our non-performing assets and credit costs have been materially reduced, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $26 million, or 0.59% of total assets, at March 31, 2014, from $29 million, or 0.66% of total assets, at December 31, 2013, and $45 million, or 1.06% of total assets, at March 31, 2013. Construction and land development loans, including related REO, represented approximately 15% of our non-performing assets at March 31, 2014.  Reflecting lingering weakness in the economy and property values which now have generally stabilized but are lower than when many of the related loans were originated, we continued to maintain a substantial allowance for loan losses even though non-performing loans declined.  At March 31, 2014, our allowance for loan losses was $74 million, or 2.11% of total loans and 325% of non-performing loans, compared to $74 million, or 2.17% of total loans and 300% of non-performing loans at December 31, 2013.  Included in our allowance at March 31, 2014 was an unallocated portion of $7 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  We believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

The primary components of the $26 million in non-performing assets are $21 million in nonaccrual loans and $3.5 million in REO and other repossessed assets. The geographic distribution of non-performing assets included approximately $11 million, or 42%, in the Puget Sound region, $7 million, or 29%, in the greater Portland market area, $1 million, or 4%, in the greater Boise market area, and $7 million, or 25%, in other areas of Washington, Oregon and Idaho.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At March 31, 2014, we had $40 million of restructured loans currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$6,201	$6,287	$6,727
Multifamily	—	—	339
Construction and land	2,135	1,193	3,728
One- to four-family	10,587	12,532	12,875
Commercial business	977	723	4,370
Agricultural business, including secured by farmland	—	—	—
Consumer	1,399	1,173	3,078
	21,299	21,908	31,117
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	—
Multifamily	—	—	—
Construction and land	—	—	—
One- to four-family	1,465	2,611	2,243
Commercial business	—	—	—
Agricultural business, including secured by farmland	104	105	—
Consumer	—	144	46
	1,569	2,860	2,289
Total non-performing loans	22,868	24,768	33,406
Securities on nonaccrual at fair value	—	—	—
REO and other repossessed assets held for sale, net (2)	3,236	4,044	11,160
Total non-performing assets	$26,377	$28,927	$44,864

Total non-performing loans to loans before allowance for loan losses	0.65%	0.72%	1.03%
Total non-performing loans to total assets	0.51%	0.56%	0.79%
Total non-performing assets to total assets	0.59%	0.66%	1.06%

Restructured loans (3)	$40,165	$47,428	$54,611

Loans 30-89 days past due and on accrual	$12,662	$8,784	$6,984

(1)	Includes $6.9 million of non-accrual restructured loans. For the three months ended March 31, 2014, $264,000 in interest income would have been recorded had nonaccrual loans been current.

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

(3)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at March 31, 2014 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Secured by real estate:
Commercial	$6,201	$—	$—	$6,201
Construction and land
One- to four-family construction	—	269	—	269
Residential land acquisition & development	—	750	—	750
Residential land improved lots	560	556	—	1,116
Total construction and land	560	1,575	—	2,135
One- to four-family	7,770	3,691	591	12,052
Commercial business	919	58	—	977
Agricultural business, including secured by farmland	104	—	—	104
Consumer	1,221	40	138	1,399
Total non-performing loans	16,775	5,364	729	22,868
Real Estate Owned (REO)	1,241	1,787	208	3,236
Other repossessed assets	273	—	—	273
Total non-performing assets	$18,289	$7,151	$937	$26,377
Percent of non-performing assets	69%	27%	4%	100%

In addition to the non-performing loans as of March 31, 2014, we had other classified loans with an aggregate outstanding balance of $60 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

Included in our non-performing loans, are three nonaccrual lending relationships with aggregate loan exposures in excess of $1 million that collectively comprise $4.7 million, or 20.5% of our total non-performing loans as of March 31, 2014. At that date the single largest relationship consisted of a commercial real estate loan that totaled $1.8 million which is secured by a commercial building located in the greater Spokane, Washington area.  The second largest non-performing lending relationship consisted of a $1.5 million commercial real estate loan secured by a commercial building located in central Washington State. The third largest non-performing lending relationship totals $1.3 million and is secured by eleven single family residences in the greater Portland, Oregon area. The remaining balance of our non-performing loans consists of 106 loans with borrowers located throughout our market areas.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the property, less estimate selling costs, or the carrying value of the loan. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the quarters ended March 31, 2014 and 2013, we recognized $37,000 and $73,000, respectively, of impairment charges related to these types of assets.

At March 31, 2014, we had $3.2 million of REO, the most significant component of which is a subdivision in the greater Portland, Oregon area consisting of eight residential buildable lots and 33.2 acres of undeveloped land with a book value of $798,000.  All other REO holdings have individual book values of less than $500,000. The geographic distribution of REO included approximately $1.8 million, or 55%, in the greater Portland market area, $993,000, or 31%, in the Puget Sound region, $208,000, or 7%, in the greater Boise market area, and $247,000, or 7%, in other areas of Washington, Oregon and Idaho.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the three months ended March 31, 2014 and 2013, our loan originations exceeded our loan repayments by $121 million and $141 million, respectively. During those periods we purchased loans of $54 million and $91,000, respectively.  During the three months ended March 31, 2014 and 2013, we sold $70 million and $137 million, respectively, of loans.  Securities purchased during the three months ended March 31, 2014 and 2013 totaled $39 million and $59 million, respectively, and securities repayments, maturities and sales were $43 million and $55 million, respectively.

Our primary financing activity is gathering deposits. Deposits increased by $65 million during the first three months of 2014, including a $32 million increase in certificates of deposits. As expected, we experienced a seasonal decline in non-interest-bearing deposits; however, non-interest-bearing deposits increased 14% compared to a year earlier. The increase in certificate balances in the current quarter reflects a $55 million increase in brokered deposits issued to provide additional funding to support the strong loan growth. Certificates of deposits are generally more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2014, certificates of deposit amounted to $905 million, or 25% of our total deposits, including $704 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) increased $21 million to $48 million for the quarter ended March 31, 2014 and increased $48 million from March 31, 2013 to fund loan growth. As of March 31, 2014, FHLB advances were for short-term borrowings. Other borrowings at March 31, 2014 increased $7 million to $90 million for the quarter ended March 31, 2014 and increased $1 million from one year ago. The increase in other borrowings in the quarter ended March 31, 2014 was due to an increase of retail repurchase agreements.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the three months ended March 31, 2014 and 2013, we used our sources of funds primarily to fund loan commitments, purchase securities, and pay maturing savings certificates and deposit withdrawals. At March 31, 2014, we had outstanding loan commitments totaling $1.126 billion, including undisbursed loans in process and unused credit lines totaling $1.102 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Seattle, which at March 31, 2014 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $747 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $28 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $48 million, or 1.1% of our assets at March 31, 2014.  In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $592 million as of March 31, 2014, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at March 31, 2014 or December 31, 2013.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At March 31, 2014, the Company (on an unconsolidated basis) had liquid assets of $41.8 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the three months ended March 31, 2014, total equity increased $9 million, or 2%, to $548 million.  Total equity at March 31, 2014 is entirely attributable to common stock.  At March 31, 2014, tangible common stockholders’ equity, which excludes other intangible assets, was $546 million, or 12.16% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common stockholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At March 31, 2014, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2013 Form 10-K for additional information regarding regulatory capital requirements for Banner and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of March 31, 2014, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Banner Corporation—consolidated
Total capital to risk-weighted assets	$643,656	16.95%	$303,820	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	595,852	15.69	151,910	4.00	n/a	n/a
Tier 1 leverage capital to average assets	595,852	13.53	176,114	4.00	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	567,153	15.70	289,086	8.00	$361,358	10.00%
Tier 1 capital to risk-weighted assets	521,654	14.44	144,543	4.00	216,815	6.00
Tier 1 leverage capital to average assets	521,654	12.50	166,854	4.00	208,568	5.00
Islanders Bank
Total capital to risk-weighted assets	35,235	18.90	14,911	8.00	18,639	10.00
Tier 1 capital to risk-weighted assets	32,902	17.65	7,456	4.00	11,183	6.00
Tier 1 leverage capital to average assets	32,902	14.04	9,373	4.00	11,716	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of March 31, 2014, our loans with interest rate floors totaled approximately $1.6 billion and had a weighted average floor rate of 4.83%. An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits. By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid. As a result, a prolonged period of very low interest rates will likely result in compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth, as of March 31, 2014, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$(675)	(0.4)%	$8,132	2.40%	$(76,444)	(10.1)%
+300	(677)	(0.4)	6,186	1.80	(55,020)	(7.2)
+200	(565)	(0.3)	4,492	1.30	(35,453)	(4.7)
+100	(939)	(0.6)	1,533	0.50	(14,851)	(2.0)
0	—	—	—	—	—	—
-25	155	0.1	(928)	(0.30)	(5,138)	(0.7)
-50	(924)	(0.5)	(4,825)	(1.40)	(23,845)	(3.1)

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2014 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2014, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $589 million, representing a one-year cumulative gap to total assets ratio of 13.12%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2014 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$221,390	$8,198	$14,977	$5,079	$6,033	$74	$255,751
Fixed-rate mortgage loans	138,739	87,949	217,134	139,134	150,929	79,213	813,098
Adjustable-rate mortgage loans	508,404	149,835	397,986	260,697	15,553	—	1,332,475
Fixed-rate mortgage-backed securities	61,692	39,115	147,471	57,302	14,826	17,984	338,390
Adjustable-rate mortgage-backed securities	2,421	136	—	—	—	—	2,557
Fixed-rate commercial/agricultural loans	46,206	45,497	96,330	35,452	13,536	840	237,861
Adjustable-rate commercial/agricultural loans	551,259	13,407	29,821	20,229	303	—	615,019
Consumer and other loans	172,865	14,649	49,144	22,990	15,001	1,181	275,830
Investment securities and interest-earning deposits	175,408	23,308	46,209	35,034	67,921	50,110	397,990
Total rate sensitive assets	1,878,384	382,094	999,072	575,917	284,102	149,402	4,268,971
Interest-bearing liabilities: (2)
Regular savings and interest checking accounts	201,018	187,795	438,189	438,189	—	—	1,265,191
Money market deposit accounts	208,332	124,999	83,333	—	—	—	416,664
Certificates of deposit	433,258	254,336	172,483	41,436	3,467	35	905,015
FHLB advances	48,301	—	—	—	—	—	48,301
Other borrowings	—	—	—	—	—	—	—
Junior subordinated debentures	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	89,921	—	—	—	—	—	89,921
Total rate sensitive liabilities	1,104,546	567,130	694,005	479,625	3,467	35	2,848,808
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$773,838	$(185,036)	$305,067	$96,292	$280,635	$149,367	$1,420,163
Cumulative excess (deficiency) of interest-sensitive assets	$773,838	$588,802	$893,869	$990,161	$1,270,796	$1,420,163	$1,420,163
Cumulative ratio of interest-earning assets to interest-bearing liabilities	170.06%	135.22%	137.78%	134.80%	144.61%	149.85%	149.85%
Interest sensitivity gap to total assets	17.24%	(4.12)%	6.80%	2.15%	6.25%	3.33%	31.64%
Ratio of cumulative gap to total assets	17.24%	13.12%	19.92%	22.06%	28.31%	31.64%	31.64%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(371) million, or (8.26)% of total assets at March 31, 2014.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

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

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-26584) or otherwise previously disclosed in our Form 10-Q reports filed subsequently.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2014:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/2014–1/31/2014	—	$—	n/a	n/a
2/1/2014–2/28/2014	34,340	44.82	n/a	n/a
3/1/2014–3/31/2014	14,087	41.00	n/a	978,826
Total for quarter	48,427	43.71	n/a	978,826

The 34,340 shares were owned by the ESOP and were unallocated to plan participants. Those shares were redeemed upon the termination of the ESOP plan. Additionally, 13,550 shares allocated to ESOP participants were purchased upon the termination of the plan. The remaining 537 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

ITEM 3 – Defaults upon Senior Securities

Not Applicable.

ITEM 4 – Mine Safety Disclosures

Not Applicable

ITEM 5 – Other Information

Not Applicable.

ITEM 6 – Exhibits

Exhibit	Index of Exhibits

3{a}
Amended and Restated Articles of Incorporation of Registrant [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 28, 2010 (File No. 000-26584)], as amended on May 26, 2011 [incorporated by reference to the Current Report on Form 8-K filed on June 1, 2011 (File No. 000-26584)].

3{b}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 0-26584)].

4{a}	Warrant to purchase shares of Company’s common stock dated November 21, 2008 [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{a}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{b}	Amended and Restated Employment Agreement with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

10{c}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{d}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{e}	Supplemental Retirement Plan as Amended with Jesse G. Foster [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-26584)].

10{f}	Employment Agreement with Lloyd W. Baker [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-26584)].

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

10{k}
Form of Employment Contract entered into with Cynthia D. Purcell, Richard B. Barton, and Douglas M. Bennett [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

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

10{n}	Long-Term Incentive Plan and Form of Repricing Agreement [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008].

10{o}
2005 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-26584)]

10{p}	Entry into an Indemnification Agreement with each of the Registrant's Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010].

10(q)	2012 Restricted Stock and Incentive Bonus Plan [incorporated by reference as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 19, 2013 (File No. 0-26584)].

10(r)
Form of Performance-Based Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant's Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

10(s)	Form of Time-Based Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant's Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Stockholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 9, 2014	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2014	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)