Form 10-K/A
period 2013-12-31
BANNER CORP
filed 2014-05-21
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Explanatory Note
This Amendment No. 2 on Form 10-K/A (this “Amendment”) is being filed by Banner Corporation (“Banner” or the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (SEC) on March 4, 2014 (the “Original Filing”) and previously amended (“Amendment No. 1”) on Form 10-K/A and filed with the SEC on March 25, 2014. This Amendment includes the entire Annual Report and Exhibits thereto, but is being filed solely to refile Exhibit 32 to the Original Filing. The Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32 to the Original Filing, inadvertently omitted the conformed signatures of the Chief Executive Officer and Chief Financial Officer. Banner had the manually signed copy of Exhibit 32 in its possession prior to the filing of the Original Filing. Except for the foregoing, the Original Filing remains unchanged. Amendment No. 1, filed previously, attempted to correct this omission but did not include the entire document previously filed. This Amendment does not reflect any events that may have occurred subsequent to the Original Filing of March 4, 2014, nor does it modify or otherwise update in any way the disclosures made in the Original Filing.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANNER CORPORATION

May 21, 2014	By:	/s/ Lloyd W. Baker
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
See Index to Consolidated Financial Statements on page 85.
	(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.

	(3)	Exhibits
See Index of Exhibits on page 158.
(b)		Exhibits
See Index of Exhibits on page 158.

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