Form 10-Q
period 2014-06-30
BANNER CORP
filed 2014-08-08
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________

 Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of July 31, 2014
Common Stock, $.01 par value per share			19,572,823 shares *

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013	5

Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013	6

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013	7

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	9

Selected Notes to the Consolidated Financial Statements	11

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	51

Comparison of Financial Condition at June 30, 2014 and December 31, 2013	57

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013	57

Asset Quality	63

Liquidity and Capital Resources	65

Capital Requirements	66

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	68

Sensitivity Analysis	68

Item 4 – Controls and Procedures	72

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	73

Item 1A – Risk Factors	73

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3 – Defaults upon Senior Securities	73

Item 4 – Mine Safety Disclosures	73

Item 5 – Other Information	73

Item 6 – Exhibits	74

SIGNATURES	76

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2014 and December 31, 2013

ASSETS	June 30 2014	December 31 2013
Cash and due from banks	$146,561	$137,349
Securities—trading, amortized cost $70,472 and $75,150, respectively	61,393	62,472
Securities—available-for-sale, amortized cost $455,232 and $474,960, respectively	455,353	470,280
Securities—held-to-maturity, fair value $138,065 and $103,610, respectively	133,186	102,513
Federal Home Loan Bank (FHLB) stock	31,191	35,390
Loans receivable:
Held for sale	7,322	2,734
Held for portfolio	3,755,277	3,415,711
Allowance for loan losses	(74,310)	(74,258)
	3,688,289	3,344,187
Accrued interest receivable	15,579	13,996
Real estate owned (REO), held for sale, net	4,388	4,044
Property and equipment, net	91,912	90,267
Intangible assets, net	3,892	2,449
Bank-owned life insurance (BOLI)	62,815	61,945
Deferred tax assets, net	22,065	27,479
Income tax receivable	166	9,728
Other assets	28,509	26,799
	$4,745,299	$4,388,898
LIABILITIES
Deposits:
Non-interest-bearing	$1,210,068	$1,115,346
Interest-bearing transaction and savings accounts	1,771,865	1,629,885
Interest-bearing certificates	936,986	872,695
	3,918,919	3,617,926
Advances from FHLB at fair value	45,251	27,250
Other borrowings	88,946	83,056
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	77,313	73,928
Accrued expenses and other liabilities	35,619	31,324
Deferred compensation	16,238	16,442
	4,182,286	3,849,926
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 19,568,704 shares issued and outstanding at June 30, 2014; 19,543,769 shares issued and 19,509,429 shares outstanding at December 31, 2013	567,483	569,028
Accumulated deficit	(4,541)	(25,073)
Accumulated other comprehensive income (loss)	71	(2,996)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost: no shares outstanding at June 30, 2014 and 34,340 shares outstanding at December 31, 2013	—	(1,987)
	563,013	538,972
	$4,745,299	$4,388,898
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
INTEREST INCOME:
Loans receivable	$43,199	$42,292	$84,942	$83,781
Mortgage-backed securities	1,446	1,394	2,917	2,566
Securities and cash equivalents	1,895	1,885	3,787	3,733
	46,540	45,571	91,646	90,080
INTEREST EXPENSE:
Deposits	1,910	2,490	3,874	5,210
FHLB advances	51	40	90	64
Other borrowings	45	51	89	107
Junior subordinated debentures	726	742	1,446	1,482
	2,732	3,323	5,499	6,863
Net interest income before provision for loan losses	43,808	42,248	86,147	83,217
PROVISION FOR LOAN LOSSES	—	—	—	—
Net interest income	43,808	42,248	86,147	83,217
OTHER OPERATING INCOME:
Deposit fees and other service charges	7,346	6,628	13,947	12,928
Mortgage banking operations	2,600	3,574	4,440	6,412
Miscellaneous	644	664	1,281	1,455
	10,590	10,866	19,668	20,795
Gain on sale of securities	—	12	35	1,018
Other-than-temporary impairment recovery	—	—	—	409
Net change in valuation of financial instruments carried at fair value	464	(255)	209	(1,601)
Acquisition bargain purchase gain	9,079	—	9,079	—
Total other operating income	20,133	10,623	28,991	20,621
OTHER OPERATING EXPENSES:
Salary and employee benefits	22,330	21,224	43,486	41,953
Less capitalized loan origination costs	(3,282)	(3,070)	(5,477)	(5,941)
Occupancy and equipment	5,540	5,415	11,236	10,744
Information/computer data services	1,918	1,923	3,853	3,643
Payment and card processing expenses	2,746	2,449	5,261	4,753
Professional services	1,109	820	2,115	1,726
Advertising and marketing	1,370	1,798	2,425	3,297
Deposit insurance	637	617	1,213	1,263
State/municipal business and use taxes	388	538	547	1,003
REO operations	(109)	(195)	(70)	(446)
Amortization of core deposit intangibles	450	477	929	982
Acquisition related costs	1,979	—	2,024	—
Miscellaneous	3,359	3,461	6,473	6,580
Total other operating expenses	38,435	35,457	74,015	69,557
Income before provision for income taxes	25,506	17,414	41,123	34,281
PROVISION FOR INCOME TAXES	8,499	5,661	13,545	10,945
NET INCOME	$17,007	$11,753	$27,578	$23,336
Earnings per common share:
Basic	$0.88	$0.61	$1.43	$1.21
Diluted	$0.88	$0.60	$1.42	$1.20
Cumulative dividends declared per common share	$0.18	$0.12	$0.36	$0.24
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
NET INCOME	$17,007	$11,753	$27,578	$23,336
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on AFS securities arising during the period	2,330	(8,476)	4,767	(8,854)
Income tax benefit (expense) related to AFS unrealized holding gains (losses)	(845)	3,043	(1,722)	3,179
Reclassification for net (gains) losses on AFS securities realized in earnings	—	1	34	(116)
Income tax benefit (expense) related to AFS realized gains (losses)	—	—	(12)	42
Other comprehensive income (loss)	1,485	(5,432)	3,067	(5,749)
COMPREHENSIVE INCOME	$18,492	$6,321	$30,645	$17,587

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Six Months Ended June 30, 2014

	Common Stock and Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014	19,509,429	$569,028	$(25,073)	$(2,996)	$(1,987)	$538,972
Net income			27,578			27,578
Other comprehensive income, net of income tax				3,067		3,067
Accrual of dividends on common stock ($0.36/share cumulative)			(7,046)			(7,046)
Redemption of unallocated shares upon termination of ESOP		(1,987)			1,987	—
Repurchase of shares upon termination of ESOP	(13,550)	(556)				(556)
Proceeds from issuance of common stock for stockholder reinvestment program	1,451	60				60
Issuance of restricted stock and amortization of related compensation	71,374	938				938
BALANCE, June 30, 2014	19,568,704	$567,483	$(4,541)	$71	$—	$563,013

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Year Ended December 31, 2013

	Common Stock and Paid in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	19,420,625	$567,907	$(61,102)	$2,101	$(1,987)	$506,919
Net income			46,555			46,555
Other comprehensive loss, net of income tax				(5,097)		(5,097)
Accrual of dividends on common stock ($0.54/share cumulative)			(10,526)			(10,526)
Proceeds from issuance of common stock for stockholder reinvestment program	2,098	72				72
Issuance of restricted stock and amortization of related compensation	86,706	1,049				1,049
BALANCE, December 31, 2013	19,509,429	$569,028	$(25,073)	$(2,996)	$(1,987)	$538,972

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30
	2014	2013
OPERATING ACTIVITIES:
Net income	$27,578	$23,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,053	3,679
Deferred income and expense, net of amortization	1,883	2,233
Amortization of core deposit intangibles	929	982
Gain on sale of securities	(35)	(1,018)
Other-than-temporary impairment recovery	—	(409)
Net change in valuation of financial instruments carried at fair value	(209)	1,601
Purchases of securities—trading	(2,387)	(23,377)
Proceeds from sales of securities—trading	2,387	25,267
Principal repayments and maturities of securities—trading	4,702	3,657
Bargain purchase gain on acquisition	(9,079)	—
Decrease in deferred taxes	5,414	570
Increase (decrease) in current taxes payable	9,562	(4,245)
Equity-based compensation	818	478
Increase in cash surrender value of BOLI	(858)	(982)
Gain on sale of loans, net of capitalized servicing rights	(2,528)	(4,303)
Gain on disposal of real estate held for sale and property and equipment	(453)	(1,454)
Provision for losses on real estate held for sale	37	299
Origination of loans held for sale	(160,625)	(263,111)
Proceeds from sales of loans held for sale	158,565	272,941
Net change in:
Other assets	(1,967)	19,440
Other liabilities and equity	2,946	(5,019)
Net cash provided from operating activities	40,733	50,565
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(30,272)	(179,555)
Principal repayments and maturities of securities—available-for-sale	20,085	68,488
Proceeds from sales of securities—available-for-sale	28,207	103,274
Purchases of securities—held-to-maturity	(33,686)	(9,029)
Principal repayments and maturities of securities—held-to-maturity	2,603	987
Loan originations, net of principal repayments	(155,279)	(66,066)
Purchases of loans and participating interest in loans	(101,840)	(91)
Proceeds from sales of other loans	2,491	3,288
Net cash received from acquisition	127,557	—
Purchases of property and equipment	(2,617)	(2,439)
Proceeds from sale of real estate held for sale, net	2,672	11,787
Proceeds from FHLB stock repurchase program	4,199	665
Other	(2,054)	120
Net cash used by investing activities	(137,934)	(68,571)
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	88,907	(97,480)
Advances, net of repayments of FHLB borrowings	17,996	43,997
Increase in other borrowings, net	5,889	14,146
Cash dividends paid	(6,439)	(2,530)
Cash proceeds from issuance of stock for stockholder reinvestment plan	60	23
Net cash provided from (used by) financing activities	106,413	(41,844)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	9,212	(59,850)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	137,349	181,298
CASH AND DUE FROM BANKS, END OF PERIOD	$146,561	$121,448
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$5,527	$7,087
Taxes paid, net of refunds received in cash	292	11,376
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	2,885	1,770
ACQUISITIONS (Note 2):
Assets acquired	221,206	—
Liabilities assumed	212,127	—

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

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Proposed Acquisition of Siuslaw Financial Group, Inc.

On August 7, 2014, the Company announced the execution of a definitive agreement to purchase Siuslaw Financial Group, Inc. (Siuslaw), the holding company of Siuslaw Bank, an Oregon state charted commercial bank. The consideration for the transaction is approximately 90% stock and 10% cash. Based on the Banner closing priced of $39.14 per share on August 7, 2014 the aggregate consideration would be $57.5 million. The purchase is subject to approval by Siuslaw shareholders, regulatory approval and other customary conditions of closing. Upon closing of the transaction, which is anticipated to take place in the latter part of the fourth quarter of 2014, Siuslaw will be merged into Banner and Siuslaw Bank will be merged into Banner Bank.

Termination of Proposed Acquisition of Idaho Banking Company

On June 30, 2014, the Company announced it had terminated its agreement to acquire Idaho Banking Company (Idaho Banking) through the bidding process under Section 363 of Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Idaho (Bankruptcy Court). Banner proposed to purchase all of the issued and outstanding shares of Idaho Banking Company pursuant to an Asset Purchase Agreement (Agreement) it had entered into with Idaho Bancorp, the bank holding company of Idaho Banking, on April 24, 2014. In connection with the June 26, 2014 Bankruptcy Court-supervised auction process, as contemplated by the Agreement, Idaho Banking received the highest offer from another bidder. Accordingly, the Agreement has been terminated. Pursuant to the Agreement, the Company will be reimbursed for its expenses in connection with the transaction.

Acquisition of Six Oregon Branches

Effective as of the close of business on June 20, 2014, Banner Bank completed the purchase of six branches from Umpqua Bank, successor to Sterling Savings Bank. Five of the six branches are located in Coos County, Oregon and the sixth branch is located in Douglas County, Oregon. The purchase provided $212 million in deposit accounts, $88 million in loans, and $3 million in branch properties. Banner Bank received $128 million in cash from the transaction.

The assets acquired and liabilities assumed in the purchase have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date, and are subject to change for up to one year after the closing date of the acquisition. The application of the acquisition method of accounting resulted in recognition of a core deposit intangible asset of $2.4 million and an acquisition bargain purchase gain of $9.1 million. The bargain purchase gain represents the excess fair value of the net assets acquired over the purchase price, including fair value of liabilities assumed. The bargain purchase gain consisted primarily of a $7 million discount on the assets acquired in this required branch divestiture combined with a $2.4 million core deposit intangible, net of approximately $300,000 in fair value adjustments. The acquired core deposit intangible has been determined to have a useful life of approximately eight years and will be amortized on an accelerated basis.

The following table displays the fair value as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

Fair Value at June 20, 2014
Assets:
Cash	$127,557
Loans receivable, net (contractual amount of $88.3 million)	87,923
Property and equipment, net	3,079
Core deposit intangible	2,372
Other assets	275
Total assets	221,206

Liabilities:
Deposits	212,085
Other liabilities	42
Total liabilities	212,127
Acquisition bargain purchase gain	$9,079

Amounts recorded are preliminary estimates of fair value. The primary reason for the acquisition was to continue the Company's growth strategy, including expanding our geographic footprint in markets throughout the Northwest. As of June 20, 2014 the transaction had no remaining contingencies. Pro forma results of operations for the three and six months ended June 30, 2014 and 2013, as if the branch acquisitions had occurred on January 1, 2013, have not been presented because historical financial information was not available.

The operating results of the Company include the operating results produced by the six acquired branches from June 21, 2014 to June 30, 2014. In connection with the acquisition, Banner recognized $2.0 million of acquisition-related expenses for the three and six months ended June 30, 2014 as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Acquisition-related costs recognized in other operating expenses:
Non-capitalized equipment	$29	$29
Client communications	236	238
Information/computer data services	632	632
Payment and processing expenses	271	271
Professional services	587	619
Miscellaneous	224	235
	$1,979	$2,024

Stockholder Equity Transactions:

Omnibus Incentive Plan: On January 28, 2014, the Company's board of directors unanimously adopted, and on April 22, 2014 the Company's shareholders approved, the Banner Corporation 2014 Omnibus Incentive Plan. The purpose of the Plan is to promote the success and enhance the value of Banner by linking the personal interests of employees and directors with those of Banner's shareholders. The Plan is further intended to provide flexibility to Banner in its ability to motivate, attract, and retain the services of employees and directors upon whose judgment, interest and special effort Banner depends. The Plan also allows performance-based compensation to be provided in a manner that exempts such compensation from the deduction limits imposed by Section 162(m) of the Internal Revenue Code.

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED

Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013. The Company adopted the provisions of ASU No. 2013-11 effective January 1, 2014. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the standard will have on the Company’s consolidated financial statements.

Note 4:  BUSINESS SEGMENTS

The Company is managed by legal entity and not by lines of business.  Each of the Banks is a community oriented commercial bank chartered in the State of Washington.  Each of the Banks’ primary business is that of a traditional banking institution, gathering deposits and originating loans for its portfolios in its markets.  The Banks offer a wide variety of deposit products to their consumer and commercial customers.  Lending activities include the origination of real estate, commercial/agriculture business and consumer loans.  Banner Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis.  In addition to interest income on loans and investment securities, the Banks receive other income from deposit service charges, loan servicing fees and from the sale of loans and investments.  The performance of the Banks is reviewed by the Company’s executive management and Board of Directors on a monthly basis.  All of the executive officers of the Company are members of Banner Bank’s management team.

Generally Accepted Accounting Principles, or GAAP, establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to stockholders.  The Company has determined that its current business and operations consist of a single business segment.

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	June 30 2014	December 31 2013
Interest-bearing deposits included in cash and due from banks	$62,990	$67,638
U.S. Government and agency obligations	55,908	61,327
Municipal bonds:
Taxable	35,227	34,216
Tax exempt	138,859	119,588
Total municipal bonds	174,086	153,804
Corporate bonds	45,340	44,154
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	56,063	58,117
One- to four-family residential other	911	1,051
Multifamily agency guaranteed	281,421	281,319
Multifamily other	10,676	10,234
Total mortgage-backed or related securities	349,071	350,721
Asset-backed securities:
Student Loan Marketing Association (SLMA)	15,732	15,681
Other asset-backed securities	9,734	9,510
Total asset-backed securities	25,466	25,191
Equity securities (excludes FHLB stock)	61	68
Total securities	649,932	635,265
Total interest-bearing deposits and securities	$712,922	$702,903

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at June 30, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

	June 30, 2014			December 31, 2013
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,370	$1,530	2.5%	$1,370	$1,481	2.4%
Municipal bonds:
Tax exempt	1,666	1,716	2.8	4,969	5,023	8.0
Corporate bonds	49,466	38,529	62.7	49,498	35,140	56.2
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	9,222	9,987	16.3	10,483	11,230	18.0
Multifamily agency guaranteed	8,734	9,570	15.6	8,816	9,530	15.3
Total mortgage-backed or related securities	17,956	19,557	31.9	19,299	20,760	33.3
Equity securities	14	61	0.1	14	68	0.1
	$70,472	$61,393	100.0%	$75,150	$62,472	100.0%

There were three sales of securities—trading totaling $2.4 million with a resulting net gain of $1,000 during the six months ended June 30, 2014. There were 37 sales of securities—trading totaling $25.3 million with a resulting net gain of $1.0 million during the six months ended June 30, 2013, including $1.0 million which represented recoveries on certain collateralized debt obligations that had previously been written off.  In addition to the $1.0 million net gain, the Company also recognized a $409,000 OTTI recovery on sales of securities—trading during the six months ended June 30, 2013, which was related to the sale of certain equity securities issued by government-sponsored entities.  The Company did not recognize any OTTI charges or recoveries on securities—trading during the six months ended June 30, 2014. No securities—trading were on nonaccrual status at June 30, 2014 and 2013.

The amortized cost and estimated fair value of securities—trading at June 30, 2014 and December 31, 2013, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturing in one year or less	$11,759	$11,763	$260	$263
Maturing after one year through five years	6,524	6,969	7,056	7,298
Maturing after five years through ten years	8,976	9,915	12,602	13,572
Maturing after ten years through twenty years	21,352	17,930	33,335	27,472
Maturing after twenty years	21,847	14,755	21,883	13,799
	70,458	61,332	75,136	62,404
Equity securities	14	61	14	68
	$70,472	$61,393	$75,150	$62,472

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at June 30, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$52,424	$41	$(253)	$52,212	11.5%
Municipal bonds:
Taxable	19,733	116	(40)	19,809	4.4
Tax exempt	30,876	194	(78)	30,992	6.8
Total municipal bonds	50,609	310	(118)	50,801	11.2
Corporate bonds	5,000	11	—	5,011	1.1
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	43,883	839	(452)	44,270	9.7
One- to four-family residential other	860	51	—	911	0.2
Multifamily agency guaranteed	266,339	877	(1,210)	266,006	58.4
Multifamily other	10,554	122	—	10,676	2.3
Total mortgage-backed or related securities	321,636	1,889	(1,662)	321,863	70.6
Asset-backed securities:
SLMA	15,508	224	—	15,732	3.5
Other asset-backed securities	10,055	—	(321)	9,734	2.1
Total asset-backed securities	25,563	224	(321)	25,466	5.6
	$455,232	$2,475	$(2,354)	$455,353	100.0%

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$59,178	$117	$(635)	$58,660	12.5%
Municipal bonds:
Taxable	23,842	100	(278)	23,664	5.0
Tax exempt	29,229	170	(208)	29,191	6.2
Total municipal bonds	53,071	270	(486)	52,855	11.2
Corporate bonds	7,001	2	(39)	6,964	1.5
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	47,077	648	(838)	46,887	10.0
One- to four-family residential other	988	63	—	1,051	0.2
Multifamily agency guaranteed	271,428	402	(3,392)	268,438	57.1
Multifamily other	10,604	—	(370)	10,234	2.2
Total mortgage-backed or related securities	330,097	1,113	(4,600)	326,610	69.5
Asset-backed securities:
SLMA	15,553	128	—	15,681	3.3
Other asset-backed securities	10,060	—	(550)	9,510	2.0
Total asset-backed securities	25,613	128	(550)	25,191	5.3
	$474,960	$1,630	$(6,310)	$470,280	100.0%

At June 30, 2014 and December 31, 2013, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$6,691	$(8)	$20,299	$(245)	$26,990	$(253)
Municipal bonds:
Taxable	3,031	(6)	3,829	(34)	6,860	(40)
Tax exempt	1,617	(3)	3,757	(75)	5,374	(78)
Total municipal bonds	4,648	(9)	7,586	(109)	12,234	(118)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	10,338	(79)	12,107	(373)	22,445	(452)
Multifamily agency guaranteed	21,224	(84)	119,731	(1,126)	140,955	(1,210)
Total mortgage-backed or related securities	31,562	(163)	131,838	(1,499)	163,400	(1,662)
Asset-backed securities:
Other asset-backed securities	—	—	9,734	(321)	9,734	(321)
	$42,901	$(180)	$169,457	$(2,174)	$212,358	$(2,354)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$39,621	$(633)	$998	$(2)	$40,619	$(635)
Municipal bonds:
Taxable	15,580	(261)	413	(17)	15,993	(278)
Tax exempt	8,217	(205)	487	(3)	8,704	(208)
Total municipal bonds	23,797	(466)	900	(20)	24,697	(486)
Corporate bonds	4,961	(39)	—	—	4,961	(39)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	14,972	(133)	22,560	(705)	37,532	(838)
Multifamily agency guaranteed	199,407	(3,162)	10,096	(230)	209,503	(3,392)
Multifamily other	10,234	(370)	—	—	10,234	(370)
Total mortgage-backed or related securities	224,613	(3,665)	32,656	(935)	257,269	(4,600)
Asset-backed securities:
Other asset-backed securities	—	—	9,510	(550)	9,510	(550)
	$292,992	$(4,803)	$44,064	$(1,507)	$337,056	$(6,310)

There were six sales of securities—available-for-sale totaling $28.2 million with a resulting net gain of $34,000 during the six months ended June 30, 2014. There were 35 sales of securities—available-for-sale totaling $103.3 million with a resulting net loss of $116,000 during the six months ended June 30, 2013.  At June 30, 2014, there were 64 securities—available for sale with unrealized losses, compared to 114 securities at December 31, 2013.  Management does not believe that any individual unrealized loss as of June 30, 2014 represents OTTI.  The decline in fair market values of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale on nonaccrual status at June 30, 2014 or 2013.

The amortized cost and estimated fair value of securities—available-for-sale at June 30, 2014 and December 31, 2013, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturing in one year or less	$20,198	$20,248	$25,136	$25,256
Maturing after one year through five years	314,605	314,067	322,493	319,489
Maturing after five years through ten years	56,558	56,708	58,468	57,782
Maturing after ten years through twenty years	5,923	5,819	15,535	15,135
Maturing after twenty years	57,948	58,511	53,328	52,618
	$455,232	$455,353	$474,960	$470,280

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at June 30, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
U.S. Government and agency obligations	$2,166	$—	$(29)	$2,137	1.6%
Municipal bonds:
Taxable	15,418	287	(38)	15,667	11.6
Tax exempt	106,151	4,970	(361)	110,760	79.7
Total municipal bonds	121,569	5,257	(399)	126,427	91.3
Corporate bonds	1,800	—	—	1,800	1.4
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	1,806	—	(10)	1,796	1.4
Multifamily agency guaranteed	5,845	60	—	5,905	4.3
Total mortgage-backed or related securities	7,651	60	(10)	7,701	5.7
	$133,186	$5,317	$(438)	$138,065	100.0%

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
U.S. Government and agency obligations	$1,186	$—	$(80)	$1,106	1.2%
Municipal bonds:
Taxable	10,552	193	(204)	10,541	10.3
Tax exempt	85,374	2,545	(1,299)	86,620	83.3
Total municipal bonds	95,926	2,738	(1,503)	97,161	93.6
Corporate bonds	2,050	—	—	2,050	2.0
Mortgage-backed or related securities:
Multifamily agency guaranteed	3,351	—	(58)	3,293	3.2
	$102,513	$2,738	$(1,641)	$103,610	100.0%

At June 30, 2014 and December 31, 2013, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,000	$(1)	$1,137	$(28)	$2,137	$(29)
Municipal bonds:
Taxable	2,222	(8)	2,837	(30)	5,059	(38)
Tax exempt	7,499	(82)	9,080	(279)	16,579	(361)
Total municipal bonds	9,721	(90)	11,917	(309)	21,638	(399)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	1,796	(10)	—	—	1,796	(10)
	$12,517	$(101)	$13,054	$(337)	$25,571	$(438)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,106	$(80)	$—	$—	$1,106	$(80)
Municipal bonds:
Taxable	3,344	(110)	2,964	(94)	6,308	(204)
Tax exempt	31,234	(1,282)	303	(17)	31,537	(1,299)
Total municipal bonds	34,578	(1,392)	3,267	(111)	37,845	(1,503)
Mortgage-backed or related securities:
Multifamily agency guaranteed	3,293	(58)	—	—	3,293	(58)
	$38,977	$(1,530)	$3,267	$(111)	$42,244	$(1,641)

There were no sales of securities—held-to-maturity during the six months ended June 30, 2014 and 2013.  At June 30, 2014, there were 37 securities—held-to-maturity with unrealized losses, compared to 36 securities at December 31, 2013.  Management does not believe that any individual unrealized loss as of June 30, 2014 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—held-to-maturity on nonaccrual status at June 30, 2014 or 2013.

The amortized cost and estimated fair value of securities—held-to-maturity at June 30, 2014 and December 31, 2013, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturing in one year or less	$1,365	$1,377	$1,270	$1,281
Maturing after one year through five years	14,447	14,774	10,834	11,206
Maturing after five years through ten years	26,912	27,231	17,948	17,908
Maturing after ten years through twenty years	64,444	68,049	59,643	60,791
Maturing after twenty years	26,018	26,634	12,818	12,424
	$133,186	$138,065	$102,513	$103,610

Pledged Securities: The following table presents, as of June 30, 2014, investment securities and interest-bearing deposits which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$131,022	$130,863	$135,798
Interest rate swap counterparties	9,902	9,468	9,902
Retail repurchase agreements	102,175	101,574	102,175
Other	248	248	248
Total pledged securities and interest-bearing deposits	$243,347	$242,153	$248,123

Note 6:  FHLB STOCK

The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at cost, which is its par value ($100 per share), and which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.  At June 30, 2014 and December 31, 2013, respectively, the Company had recorded $31.2 million and $35.4 million in investments in FHLB stock.  This stock is generally viewed as a long-term investment and it does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. For the six months ended June 30, 2014, the Banks received dividend income of $18,000 on FHLB stock. For the six months ended June 30, 2013, the Banks did not receive any dividend income on FHLB stock.

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

Previously, the Federal Housing Finance Agency (the FHFA), the FHLB of Seattle's primary regulator, determined that the FHLB of Seattle had a risk-based capital deficiency as of December 31, 2008, and required the FHLB to suspend future dividends and the repurchase and redemption of outstanding common stock. Subsequent improvement in the FHLB's operating performance and financial condition, however, led to a September 7, 2012 announcement by the FHLB that the FHFA now considers the FHLB of Seattle to be adequately capitalized. Dividends on, or repurchases of, the FHLB of Seattle stock continue to require the consent of the FHFA. Since the third quarter of 2012, the FHFA has approved the repurchase of portions of FHLB of Seattle stock in each subsequent quarter and since the third quarter of 2013 has approved the payment of cash dividends by the FHLB of Seattle in each subsequent quarter. The FHLB repurchased $2.1 million of the Banks' stock during the quarter ending June 30, 2014. The FHLB of Seattle announced on July 29, 2014 that, based on second quarter 2014 financial results, its Board of Directors had declared a $0.025 per share cash dividend. This is the fourth dividend received since dividends recommenced in the third quarter of 2013. Even though the payment of dividends and stock repurchases have resumed, the Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of Banner's investment. Based on the above, the Company has determined there is no impairment on the FHLB stock investment as of June 30, 2014.

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

Loans receivable, including loans held for sale, at June 30, 2014, December 31, 2013 and June 30, 2013 are summarized as follows (dollars in thousands):

	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$541,558	14.4%	$502,601	14.7%	$500,812	15.2%
Investment properties	807,499	21.5	692,457	20.3	595,896	18.1
Multifamily real estate	188,792	5.0	137,153	4.0	137,027	4.2
Commercial construction	12,638	0.3	12,168	0.4	25,629	0.8
Multifamily construction	39,864	1.1	52,081	1.5	39,787	1.2
One- to four-family construction	213,414	5.7	200,864	5.8	191,003	5.8
Land and land development:
Residential	73,030	1.9	75,695	2.2	86,037	2.6
Commercial	10,679	0.3	10,450	0.3	11,228	0.3
Commercial business	735,128	19.5	682,169	20.0	639,840	19.5
Agricultural business, including secured by farmland	245,742	6.5	228,291	6.7	233,967	7.1
One- to four-family residential	558,744	14.9	529,494	15.5	552,698	16.8
Consumer:
Consumer secured by one- to four-family	209,511	5.6	173,188	5.1	163,339	5.0
Consumer-other	126,000	3.3	121,834	3.5	112,938	3.4
Total loans outstanding	3,762,599	100.0%	3,418,445	100.0%	3,290,201	100.0%
Less allowance for loan losses	(74,310)		(74,258)		(76,121)
Net loans	$3,688,289		$3,344,187		$3,214,080

Loan amounts are net of unearned loan fees in excess of unamortized costs of $8.4 million as of June 30, 2014, $8.3 million as of December 31, 2013 and $8.9 million as of June 30, 2013.

The Company’s total loans by geographic concentration at June 30, 2014 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate:
Owner-occupied	$388,662	$85,787	$54,529	$12,580	$541,558
Investment properties	535,393	116,493	59,700	95,913	807,499
Multifamily real estate	146,291	27,175	14,932	394	188,792
Commercial construction	11,770	—	868	—	12,638
Multifamily construction	33,454	6,410	—	—	39,864
One- to four-family construction	127,627	83,832	1,955	—	213,414
Land and land development:
Residential	40,492	31,358	1,180	—	73,030
Commercial	5,163	2,605	2,911	—	10,679
Commercial business	397,570	120,286	66,940	150,332	735,128
Agricultural business, including secured by farmland	134,477	59,120	52,145	—	245,742
One- to four-family residential	332,850	202,853	22,025	1,016	558,744
Consumer:
Consumer secured by one- to four-family	125,888	68,272	14,314	1,037	209,511
Consumer—other	81,884	37,708	6,000	408	126,000
Total loans	$2,361,521	$841,899	$297,499	$261,680	$3,762,599
Percent of total loans	62.7%	22.4%	7.9%	7.0%	100.0%

The geographic concentrations of the Company’s land and land development loans by state at June 30, 2014 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$15,752	$13,457	$983	$30,192
Improved land and lots	19,261	17,289	197	36,747
Unimproved land	5,479	612	—	6,091
Commercial:
Acquisition and development	—	—	—	—
Improved land and lots	2,913	500	1,785	5,198
Unimproved land	2,250	2,105	1,126	5,481
Total land and land development loans	$45,655	$33,963	$4,091	$83,709
Percent of land and land development loans	54.5%	40.6%	4.9%	100.0%
The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees and origination costs, at June 30, 2014, December 31, 2013 and June 30, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Fixed-rate (term to maturity):
Maturing in one year or less	$122,304	$122,313	$145,221
Maturing after one year through three years	148,398	143,322	167,187
Maturing after three years through five years	195,309	187,279	201,672
Maturing after five years through ten years	222,369	209,869	192,594
Maturing after ten years	511,972	439,004	425,603
Total fixed-rate loans	1,200,352	1,101,787	1,132,277
Adjustable-rate (term to rate adjustment):
Maturing or repricing in one year or less	1,510,684	1,390,579	1,292,387
Maturing or repricing after one year through three years	372,477	279,791	266,841
Maturing or repricing after three years through five years	568,997	541,529	526,563
Maturing or repricing after five years through ten years	108,989	99,503	69,797
Maturing or repricing after ten years	1,100	5,256	2,336
Total adjustable-rate loans	2,562,247	2,316,658	2,157,924
Total loans	$3,762,599	$3,418,445	$3,290,201

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

Troubled Debt Restructures. Some of the Company’s loans are reported as TDRs.  Loans are reported as TDRs when the bank grants one or more concessions to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  Our TDRs have generally not involved forgiveness of amounts due, but almost always include a modification of multiple factors; the most common combination includes interest rate, payment amount and maturity date. As a result of these concessions, restructured loans are impaired as the Company will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  Loans identified as TDRs are accounted for in accordance with the Company's impaired loan accounting policies.

The amount of impaired loans and the related allocated reserve for loan losses as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate:
Owner-occupied	$2,381	$36	$2,466	$31
Investment properties	311	62	3,821	89
Multifamily real estate	422	60	—	—
One- to four-family construction	—	—	269	—
Land and land development:
Residential	1,296	176	924	6
Commercial business	925	69	724	104
Agricultural business, including secured by farmland	104	6	—	—
One- to four-family residential	9,354	53	12,532	250
Consumer:
Consumer secured by one- to four-family	1,024	49	903	13
Consumer—other	181	—	269	1
Total nonaccrual loans	15,998	511	21,908	494

Loans 90 days or more past due and still accruing
Commercial real estate:
Owner-occupied	993	1	—	—
Commercial business	280	6	—	—
Agricultural business, including secured by farmland	—	—	105	8
One- to four-family residential	2,181	11	2,611	16
Consumer:
Consumer secured by one- to four-family	6	—	13	—
Consumer—other	287	—	131	1
Total loans past due and still accruing	3,747	18	2,860	25

Troubled debt restructuring on accrual status:
Commercial real estate:
Owner-occupied	184	4	186	4
Investment properties	6,101	747	5,367	415
Multifamily real estate	5,705	850	5,744	1,139
One- to four-family construction	4,831	656	6,864	1,002
Land and land development:
Residential	1,638	459	4,061	754
Commercial business	989	163	1,299	222
One- to four-family residential	17,521	1,131	23,302	1,355
Consumer:
Consumer secured by one- to four-family	259	28	360	33
Consumer—other	233	33	245	34
Total troubled debt restructurings on accrual status	37,461	4,071	47,428	4,958
Total impaired loans	$57,206	$4,600	$72,196	$5,477

As of June 30, 2014 and December 31, 2013, the Company had commitments to advance funds up to an additional amount of $731,000 and $225,000, respectively, related to TDRs.

The following tables provide additional information on impaired loans with and without specific allowance reserves at or for the six months ended June 30, 2014 and at or for the year ended December 31, 2013 (in thousands):

	At or For the Six Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$1,599	$1,649	$37	$1,604	$18
Investment properties	311	857	62	334	—
Multifamily real estate	422	422	60	433	—
Commercial business	1,205	1,571	75	1,299	5
Agricultural business/farmland	104	104	6	104	—
One- to four-family residential	7,923	8,395	26	7,804	13
Consumer:
Consumer secured by one- to four-family	663	676	11	672	—
Consumer—other	348	352	—	354	4
	12,575	14,026	277	12,604	40
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	1,959	1,959	4	2,070	6
Investment properties	6,101	6,506	747	6,147	160
Multifamily real estate	5,705	5,705	850	5,719	127
One- to-four family construction	4,831	4,831	656	4,592	103
Land and land development:
Residential	2,934	4,089	635	2,943	46
Commercial business	989	989	162	1,035	28
One- to four-family residential	21,133	21,892	1,170	21,870	453
Consumer:
Consumer secured by one- to four-family	627	627	66	677	9
Consumer—other	352	369	33	360	11
	44,631	46,967	4,323	45,413	943
Total
Commercial real estate:
Owner-occupied	3,558	3,608	41	3,674	24
Investment properties	6,412	7,363	809	6,481	160
Multifamily real estate	6,127	6,127	910	6,152	127
One- to four-family construction	4,831	4,831	656	4,592	103
Land and land development:
Residential	2,934	4,089	635	2,943	46
Commercial business	2,194	2,560	237	2,334	33
Agricultural business/farmland	104	104	6	104	—
One- to four-family residential	29,056	30,287	1,196	29,674	466
Consumer:
Consumer secured by one- to four-family	1,290	1,303	77	1,349	9
Consumer—other	700	721	33	714	15
	$57,206	$60,993	$4,600	$58,017	$983

	At or For the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$534	$584	$31	$569	$—
Investment properties	429	974	89	624	—
Commercial business	724	1,040	104	896	—
Agricultural business/farmland	105	105	8	110	8
One- to four-family residential	8,611	9,229	42	8,889	31
Consumer:
Consumer secured by one- to four-family	870	1,013	13	900	1
Consumer—other	276	285	2	287	8
	11,549	13,230	289	12,275	48
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	2,118	2,118	4	2,192	12
Investment properties	8,759	10,395	415	8,353	241
Multifamily real estate	5,744	5,744	1,139	5,705	298
One- to-four family construction	7,133	7,213	1,002	5,870	239
Land and land development:
Residential	4,985	6,140	760	6,053	221
Commercial business	1,298	1,298	222	1,340	59
One- to four-family residential	29,834	31,440	1,579	31,668	1,032
Consumer:
Consumer secured by one- to four-family	406	407	33	503	24
Consumer—other	370	386	34	390	21
	60,647	65,141	5,188	62,074	2,147
Total
Commercial real estate
Owner-occupied	2,652	2,702	35	2,761	12
Investment properties	9,188	11,369	504	8,977	241
Multifamily real estate	5,744	5,744	1,139	5,705	298
One- to four-family construction	7,133	7,213	1,002	5,870	239
Land and land development
Residential	4,985	6,140	760	6,053	221
Commercial business	2,022	2,338	326	2,236	59
Agricultural business/farmland	105	105	8	110	8
One- to four-family residential	38,445	40,669	1,621	40,557	1,063
Consumer
Consumer secured by one- to four-family	1,276	1,420	46	1,403	25
Consumer—other	646	671	36	677	29
	$72,196	$78,371	$5,477	$74,349	$2,195

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following tables present TDRs at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$184	$710	$894
Investment properties	6,101	45	6,146
Multifamily real estate	5,705	—	5,705
One- to four-family construction	4,831	—	4,831
Land and land development:
Residential	1,638	546	2,184
Commercial business	989	123	1,112
One- to four-family residential	17,521	2,211	19,732
Consumer:
Consumer secured by one- to four-family	259	168	427
Consumer—other	233	119	352
	$37,461	$3,922	$41,383

	December 31, 2013
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$186	$613	$799
Investment properties	5,367	1,630	6,997
Multifamily real estate	5,744	—	5,744
One- to four-family construction	6,864	269	7,133
Land and land development:
Residential	4,061	174	4,235
Commercial business	1,299	164	1,463
One- to four-family residential	23,302	2,474	25,776
Consumer:
Consumer secured by one- to four-family	360	252	612
Consumer—other	245	123	368
	$47,428	$5,699	$53,127

The following tables present new TDRs that occurred during the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate
Owner occupied	—	$—	$—	1	$94	$94
One- to four-family construction	4	980	980	4	980	980
Commercial business	—	—	—	1	100	100
	4	$980	$980	6	$1,174	$1,174

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate
Investment properties	1	$900	$781	1	$900	$781
Multifamily real estate	1	378	378	1	378	378
Land and land development—residential	5	521	521	9	1,597	1,597
One- to four-family residential	—	—	—	9	3,115	3,115
	7	$1,799	$1,680	20	$5,990	$5,871

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

The following table presents TDRs which incurred a payment default within twelve months of the restructure date during the three and six month periods ended June 30, 2014 and 2013 (in thousands).  A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Commercial business	$—	$—	$—	$343
Total	$—	$—	$—	$343

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the six months ended June 30, 2014.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,316,537	$182,634	$331,354	$717,421	$244,510	$545,231	$332,059	$3,669,746
Special mention	5,623	—	—	8,188	578	64	134	14,587
Substandard	26,453	6,158	18,271	9,511	654	13,449	3,306	77,802
Doubtful	444	—	—	8	—	—	12	464
Loss	—	—	—	—	—	—	—	—
Total loans	$1,349,057	$188,792	$349,625	$735,128	$245,742	$558,744	$335,511	$3,762,599

Performing loans	$1,345,372	$188,370	$348,329	$733,923	$245,638	$547,209	$334,013	$3,742,854
Non-performing loans (2)	3,685	422	1,296	1,205	104	11,535	1,498	19,745
Total loans	$1,349,057	$188,792	$349,625	$735,128	$245,742	$558,744	$335,511	$3,762,599

	December 31, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,160,921	$131,523	$332,150	$655,007	$225,329	$511,967	$291,992	$3,308,889
Special mention	6,614	—	350	10,484	561	—	106	18,115
Substandard	26,979	5,630	18,758	16,669	2,401	17,527	2,924	90,888
Doubtful	544	—	—	9	—	—	—	553
Loss	—	—	—	—	—	—	—	—
Total loans	$1,195,058	$137,153	$351,258	$682,169	$228,291	$529,494	$295,022	$3,418,445

Performing loans	$1,188,771	$137,153	$350,065	$681,445	$228,187	$514,351	$293,705	$3,393,677
Non-performing loans (2)	6,287	—	1,193	724	104	15,143	1,317	24,768
Total loans	$1,195,058	$137,153	$351,258	$682,169	$228,291	$529,494	$295,022	$3,418,445

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of June 30, 2014 and December 31, 2013, in the commercial business category, $103 million and $94 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$2,896	$18	$1,437	$4,351	$537,207	$541,558	$993
Investment properties	—	—	—	—	807,499	807,499	—
Multifamily real estate	423	—	—	423	188,369	188,792	—
Commercial construction	—	—	—	—	12,638	12,638	—
Multifamily construction	—	—	—	—	39,864	39,864	—
One-to-four-family construction	—	—	—	—	213,414	213,414	—
Land and land development:
Residential	—	—	—	—	73,030	73,030	—
Commercial	—	—	—	—	10,679	10,679	—
Commercial business	673	209	1,622	2,504	732,624	735,128	280
Agricultural business, including secured by farmland	12	250	104	366	245,376	245,742	—
One- to four-family residential	484	2,720	7,552	10,756	547,988	558,744	2,181
Consumer:
Consumer secured by one- to four-family	182	757	474	1,413	208,098	209,511	6
Consumer—other	545	75	287	907	125,093	126,000	287
Total	$5,215	$4,029	$11,476	$20,720	$3,741,879	$3,762,599	$3,747

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$883	$550	$813	$2,246	$500,355	$502,601	$—
Investment properties	—	—	—	—	692,457	692,457	—
Multifamily real estate	1,845	785	—	2,630	134,523	137,153	—
Commercial construction	—	—	—	—	12,168	12,168	—
Multifamily construction	—	—	—	—	52,081	52,081	—
One-to-four-family construction	9	7	4	20	200,844	200,864	—
Land and land development:
Residential	—	—	251	251	75,444	75,695	—
Commercial	—	—	—	—	10,450	10,450	—
Commercial business	2,001	2	299	2,302	679,867	682,169	—
Agricultural business, including secured by farmland	—	—	—	—	228,291	228,291	105
One-to four-family residential	521	2,550	9,142	12,213	517,281	529,494	2,611
Consumer:
Consumer secured by one- to four-family	723	93	918	1,734	171,454	173,188	13
Consumer—other	384	99	131	614	121,220	121,834	131
Total	$6,366	$4,086	$11,558	$22,010	$3,396,435	$3,418,445	$2,860

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30, 2014
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$17,412	$5,652	$18,620	$11,363	$2,636	$10,913	$912	$6,863	$74,371
Provision for loan losses	2,199	113	(1,048)	625	(123)	(1,833)	(38)	105	—
Recoveries	274	—	472	286	311	204	58	—	1,605
Charge-offs	(1,001)	—	(207)	(260)	—	(14)	(184)	—	(1,666)
Ending balance	$18,884	$5,765	$17,837	$12,014	$2,824	$9,270	$748	$6,968	$74,310

	For the Six Months Ended June 30, 2014
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,759	$5,306	$17,640	$11,773	$2,841	$11,486	$1,335	$7,118	$74,258
Provision for loan losses	2,794	459	(300)	660	(678)	(2,215)	(570)	(150)	—
Recoveries	570	—	704	579	661	392	340	—	3,246
Charge-offs	(1,239)	—	(207)	(998)	—	(393)	(357)	—	(3,194)
Ending balance	$18,884	$5,765	$17,837	$12,014	$2,824	$9,270	$748	$6,968	$74,310

	At June 30, 2014
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$751	$850	$1,291	$162	$—	$1,170	$99	$—	$4,323
Allowance collectively evaluated for impairment	18,133	4,915	16,546	11,852	2,824	8,100	649	6,968	69,987
Total allowance for loan losses	$18,884	$5,765	$17,837	$12,014	$2,824	$9,270	$748	$6,968	$74,310

	At June 30, 2014
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$8,060	$5,705	$7,765	$989	$—	$21,133	$979	$—	$44,631
Loans collectively evaluated for impairment	1,340,997	183,087	341,860	734,139	245,742	537,611	334,532	—	3,717,968
Total loans	$1,349,057	$188,792	$349,625	$735,128	$245,742	$558,744	$335,511	$—	$3,762,599

	For the Three Months Ended June 30, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$14,776	$5,075	$15,214	$10,011	$2,282	$15,930	$1,238	$11,870	$76,396
Provision for loan losses	162	(102)	1,493	527	1,213	(557)	105	(2,841)	—
Recoveries	378	—	337	666	310	3	117	—	1,811
Charge-offs	(418)	—	(419)	(398)	—	(402)	(449)	—	(2,086)
Ending balance	$14,898	$4,973	$16,625	$10,806	$3,805	$14,974	$1,011	$9,029	$76,121

	For the Six Months Ended June 30, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural business	One- to Four- Family	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$15,322	$4,506	$14,991	$9,957	$2,295	$16,475	$1,348	$11,865	$76,759
Provision for loan losses	(1,622)	467	2,050	1,124	1,163	(567)	221	(2,836)	—
Recoveries	1,964	—	438	1,052	347	119	219	—	4,139
Charge-offs	(766)	—	(854)	(1,327)	—	(1,053)	(777)	—	(4,777)
Ending balance	$14,898	$4,973	$16,625	$10,806	$3,805	$14,974	$1,011	$9,029	$76,121

	At June 30, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$750	$1,326	$1,955	$216	$—	$1,923	$84	$—	$6,254
Allowance collectively evaluated for impairment	14,148	3,647	14,670	10,590	3,805	13,051	927	9,029	69,867
Total allowance for loan losses	$14,898	$4,973	$16,625	$10,806	$3,805	$14,974	$1,011	$9,029	$76,121

	At June 30, 2013
	Commercial Real Estate	Multifamily	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$10,647	$5,815	$12,723	$2,818	$—	$29,419	$1,066	$—	$62,488
Loans collectively evaluated for impairment	1,086,061	131,212	340,961	637,022	233,967	523,279	275,211	—	3,227,713
Total loans	$1,096,708	$137,027	$353,684	$639,840	$233,967	$552,698	$276,277	$—	$3,290,201

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Balance, beginning of the period	$3,236	$11,160	$4,044	$15,778
Additions from loan foreclosures	1,996	418	2,703	1,504
Additions from capitalized costs	33	—	37	46
Proceeds from dispositions of REO	(1,034)	(5,305)	(2,675)	(11,787)
Gain on sale of REO	157	667	316	1,472
Valuation adjustments in the period	—	(226)	(37)	(299)
Balance, end of the period	$4,388	$6,714	$4,388	$6,714

The following table shows REO by type and geographic location by state as of June 30, 2014 (in thousands):

	Washington	Oregon	Idaho	Total
Commercial real estate	$—	$—	$175	$175
Land development—residential	614	1,637	32	2,283
One- to four-family real estate	1,187	743	—	1,930
Balance, end of period	$1,801	$2,380	$207	$4,388

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

Note 9:  INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Intangible Assets:  At June 30, 2014, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

The Company amortizes CDI over their estimated useful life and reviews them at least annually for events or circumstances that could impair their value.  The CDI assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in three separate bank acquisitions during 2007, a single branch acquisition in the quarter ended September 30, 2013, and the acquisition of six branches in the quarter ended June 30, 2014.  These intangible assets are being amortized using an accelerated method over estimated useful lives of three to eight years.  The CDI assets are not estimated to have a significant residual value.

The following table summarizes the changes in the Company’s core deposit intangibles for the six months ended June 30, 2014 and the year ended December 31, 2013 (in thousands):

CDI
Balance, December 31, 2013	$2,449
Additions through acquisitions	2,372
Amortization	(929)
Balance, June 30, 2014	$3,892

CDI
Balance, December 31, 2012	$4,230
Additions through acquisitions	160
Amortization	(1,941)
Balance, December 31, 2013	$2,449

The following table presents the estimated amortization expense with respect to intangibles for the periods indicated (in thousands):

CDI
Remainder of 2014	$1,061
2015	1,007
2016	353
2017	321
2018	296
Thereafter	854
$3,892

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the six months ended June 30, 2014, the Company did not record an impairment charge.  During the six months ended June 30, 2013, the Company reversed $600,000 of valuation allowance for previously recorded impairment charges. Loans serviced for others totaled $1.190 billion and $1.116 billion at June 30, 2014 and December 31, 2013, respectively.  Custodial accounts maintained in connection with this servicing totaled $6.3 million and $5.4 million at June 30, 2014 and December 31, 2013, respectively.

An analysis of our mortgage servicing rights, net of valuation allowances, for the three and six months ended June 30, 2014 and 2013 is presented below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Balance, beginning of the period	$8,199	$6,335	$8,086	$6,244
Amounts capitalized	794	807	1,369	1,583
Amortization (1)	(512)	(706)	(974)	(1,391)
Valuation adjustments in the period	—	600	—	600
Balance, end of the period (2)	$8,481	$7,036	$8,481	$7,036

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	There was no valuation allowance as of June 30, 2014 and a $700,000 valuation allowance as of June 30, 2013.

Note 10:  DEPOSITS AND RETAIL REPURCHASE AGREEMENTS

Deposits consisted of the following at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing accounts	$1,210,068	30.9%	$1,115,346	30.8%
Interest-bearing checking	437,810	11.2	422,910	11.7
Regular savings accounts	843,950	21.5	798,764	22.1
Money market accounts	490,105	12.5	408,211	11.3
Total transaction and saving accounts	2,981,933	76.1	2,745,231	75.9
Certificates of deposit	936,986	23.9	872,695	24.1
Total deposits	$3,918,919	100.0%	$3,617,926	100.0%
Included in total deposits:
Public fund transaction accounts	$93,550	2.4%	$87,521	2.4%
Public fund interest-bearing certificates	48,180	1.2	51,465	1.4
Total public deposits	$141,730	3.6%	$138,986	3.8%
Total brokered deposits	$88,209	2.3%	$4,291	0.1%
Certificate of deposit accounts by total balance at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Certificates of deposit less than $100,000	$467,058	$386,745
Certificates of deposit $100,000 through $250,000	301,075	308,130
Certificates of deposit more than $250,000	168,853	177,820
Total certificates of deposit	$936,986	$872,695

Scheduled maturities and repricing of certificate accounts at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Certificates which mature or reprice:
Within one year or less	$709,335	$660,394
After one year through two years	135,677	117,789
After two years through three years	45,403	47,362
After three years through four years	24,414	26,443
After four years through five years	16,991	17,075
After five years	5,166	3,632
Total certificates of deposit	$936,986	$872,695

The following table presents the geographic concentration of deposits at June 30, 2014 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Total deposits	$2,835,383	$848,991	$234,545	$3,918,919
Percent of total deposits	72.3%	21.7%	6.0%	100.0%

In addition to deposits, the banks also offer retail repurchase agreements which are customer funds that are primarily associated with sweep account arrangements tied to transaction deposit accounts.  While the banks include these collateralized borrowings in other borrowings reported in our Consolidated Statements of Financial Condition, these accounts primarily represent customer utilization of our cash management services and related deposit accounts.

The following table presents retail repurchase agreement balances as of June 30, 2014, December 31, 2013 and June 30, 2013 (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Retail repurchase agreements	$88,946	$83,056	$90,779

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

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements. In particular, the market for our TRUP CDO securities has been generally inactive during this period. This was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market also has been inactive as almost no new TRUP CDOs have been issued since 2007. There are still very few market participants who are willing and/or able to transact for these securities. Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security. As of June 30, 2014, Banner owned $31 million in par value of these securities.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at June 30, 2014 and December 31, 2013:

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

Where appropriate, management reviewed the valuation methodologies and assumptions used by the independent third party providers and determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements. For one TRUP CDO, management became aware that a marketplace auction occurred one day after quarter-end that would payoff this security at par in the subsequent quarter. That successful auction caused management to increase the fair value of this security at June 30, 2014 to par and resulted in the recognition of a fair value gain on this security of $2.9 million. The aggregate result of the fair value analysis of all the Level 3 TRUP CDO measurements was a fair value gain of $2.9 million in the quarter ended June 30, 2014.

At June 30, 2014, Banner also owned approximately $19 million in amortized cost of single issuer TPS securities for which no direct market data or independent valuation source is available. Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities. Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. Management took into consideration the limited market data that was available regarding similar securities and assessed the performance of the three individual issuers of TPS securities owned by the Company. In the current quarter, the Company again sought input from independent third parties to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. Management concluded that the indicated spreads and implied yields for non-investment grade securities as well as the yields associated with individual issuers in the third party analyst reports indicated that spreads have tightened in the six months ended June 30, 2014 and that the previous spread of 525 basis points over the three-month LIBOR index was no longer appropriate. At June 30, 2014, the spread to three-month LIBOR used to estimate the fair value analysis of these securities was decreased by 25 basis points to 500 basis points. The result of this Level 3 fair value measurement was a fair value gain of $518,000 in the quarter ended June 30, 2014. The Company has and will continue to assess the appropriate fair value hierarchy for determination of fair values on TRUP CDO and TPS securities on a quarterly basis. For all other trading securities and securities available-for-sale we used matrix pricing models from investment reporting and valuation services. Management considers this to be a Level 2 input method.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle. The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate. Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS-related debt that the Company has issued) were also valued using discounted cash flows. These debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  While the quarterly reset of the index on this debt would seemingly keep its fair value reasonably close to book value, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place. In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method. However, as noted above in the discussions of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management believes fair value for these instruments should follow a Level 3 input methodology. Since the discount rate used in the fair value modeling is the most sensitive unobservable estimate in the calculation, the Company again utilized input from the same independent third party noted above to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. In valuing the debentures at June 30, 2014, management evaluated the general market for credit spreads as noted above and for the discount rate used the period-ending three-month LIBOR plus 500 basis points. As noted above in the discussion about single-issuer TPS securities, since market spreads have tightened in the six months ended June 30, 2014, management also decreased the spread on the debentures by 25 basis points, resulting in a fair value loss on these instruments of $3.2 million for the quarter ended June 30, 2014. The fair value adjustment in the current period was primarily the result of the decreased spread with a minor amount attributed to the passage of time on the years to maturity in the discounted present value calculation used to estimate the fair value.

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$52,212	$—	$52,212
Municipal bonds	—	50,801	—	50,801
Corporate bonds	—	5,011	—	5,011
Mortgage-backed or related securities	—	321,863	—	321,863
Asset-backed securities	—	25,466	—	25,466
	—	455,353	—	455,353
Securities—trading
U.S. Government and agency	—	1,530	—	1,530
Municipal bonds	—	1,716	—	1,716
TPS and TRUP CDOs	—	—	38,529	38,529
Mortgage-backed or related securities	—	19,557	—	19,557
Equity securities and other	—	61	—	61
	—	22,864	38,529	61,393
Derivatives
Interest rate lock commitments	—	563	—	563
Interest rate swaps	—	5,650	—	5,650
	$—	$484,430	$38,529	$522,959

Liabilities:
Advances from FHLB at fair value	$—	$45,251	$—	$45,251
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	77,313	77,313
Derivatives
Interest rate sales forward commitments, net	—	351	—	351
Interest rate swaps	—	5,650	—	5,650
	$—	$51,252	$77,313	$128,565

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$58,660	$—	$58,660
Municipal bonds	—	52,855	—	52,855
Corporate bonds	—	6,964	—	6,964
Mortgage-backed or related securities	—	326,610	—	326,610
Asset-backed securities	—	25,191	—	25,191
	—	470,280	—	470,280
Securities—trading
U.S. Government and agency	—	1,481	—	1,481
Municipal bonds	—	5,023	—	5,023
TPS and TRUP CDOs	—	—	35,140	35,140
Mortgage-backed or related securities	—	20,760	—	20,760
Equity securities and other	—	68	—	68
	—	27,332	35,140	62,472
Derivatives
Interest rate lock commitments	—	130	—	130
Interest rate swaps	—	4,946	—	4,946
	$—	$502,688	$35,140	$537,828

Liabilities:
Advances from FHLB at fair value	$—	$27,250	$—	$27,250
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,928	73,928
Derivatives
Interest rate sales forward commitments, net	—	43	—	43
Interest rate swaps	—	4,946	—	4,946
	$—	$32,239	$73,928	$106,167

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$35,062	$74,135	$35,140	$73,928
Total gains or losses recognized
Assets gains, including OTTI	3,464	—	3,420	—
Liabilities losses	—	3,178	—	3,385
Maturities and paydowns net of discount amortization	3	—	(31)	—
Ending balance at June 30, 2014	$38,529	$77,313	$38,529	$77,313

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$34,520	$73,220	$35,741	$73,063
Total gains or losses recognized
Assets gains (losses), including OTTI	585	—	(636)	—
Liabilities losses	—	251	—	408
Ending balance at June 30, 2013	$35,105	$73,471	$35,105	$73,471

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

Items Measured at Fair Value on a Non-recurring Basis:

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded. These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount. The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology. As of June 30, 2014, the Company reviewed all of its adversely classified loans totaling $78 million and identified $57 million which were considered impaired. Of those $57 million in impaired loans, $45 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established. The $45 million had original carrying values of $47 million which have been reduced by partial write-downs totaling $2 million. In addition to these write-downs, in order to bring the impaired loan balances to fair value, Banner has also established $4 million in specific reserves on these impaired loans. Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $13 million and were found to require allowances totaling $277,000. The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the properties, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the three months ended June 30, 2014, the Company recognized no impairment charges related to REO assets, compared to $226,000 for the same quarter one year earlier.

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of June 30, 2014 and December 31, 2013 (in thousands):

	At or For the Six Months Ended June 30, 2014
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$5,046	$5,046	$(2,678)
REO	—	—	4,388	4,388	(433)

	At or For the Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$10,627	$10,627	$(4,890)
REO	—	—	4,044	4,044	(853)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2014 and December 31, 2013:

			Weighted Average Rate
Financial Instruments	Valuation Techniques	Unobservable Inputs	June 30, 2014	December 31, 2013
TPS securities	Discounted cash flows	Discount rate	5.23%	5.50%
TRUP CDOs	Discounted cash flows	Discount rate	3.30	3.85
Junior subordinated debentures	Discounted cash flows	Discount rate	5.23	5.50
Impaired loans	Discounted cash flows	Discount rate	Various	Various
	Collateral Valuations	Market values	n/a	n/a
REO	Appraisals	Market values	n/a	n/a

TPS and TRUP CDOs: Management believes that the credit risk-adjusted spread used to develop the discount rate utilized in the fair value measurement of TPS and TRUP CDOs is indicative of the risk premium a willing market participant would require under current market conditions for instruments with similar contractual rates and terms and conditions and issuers with similar credit risk profiles and with similar expected probability of default. Management attributes the change in fair value of these instruments, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of assets subsequent to their issuance.

Junior subordinated debentures: Similar to the TPS and TRUP CDOs discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2014, or the passage of time, will result in negative fair value adjustments. At June 30, 2014, the discount rate utilized was based on a credit spread of 500 basis points and three-month LIBOR of 23 basis points.

Impaired loans: Loans are considered impaired when, based on current information and events, management determines that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. If this practical expedient is used, the impaired loans are considered to be held at fair value. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

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

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013, whether or not measured at fair value in the consolidated Statements of Financial Condition.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The carrying value and estimated fair value of financial instruments are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$146,561	$146,561	$137,349	$137,349
Securities—trading	61,393	61,393	62,472	62,472
Securities—available-for-sale	455,353	455,353	470,280	470,280
Securities—held-to-maturity	133,186	138,065	102,513	103,610
Loans receivable held for sale	7,322	7,350	2,734	2,751
Loans receivable	3,755,277	3,642,023	3,415,711	3,297,936
FHLB stock	31,191	31,191	35,390	35,390
Bank-owned life insurance	62,815	62,815	61,945	61,945
Mortgage servicing rights	8,481	12,287	8,086	11,529
Derivatives	6,213	6,213	5,076	5,076
Liabilities:
Demand, interest checking and money market accounts	2,137,983	1,909,240	1,946,467	1,697,095
Regular savings	843,950	747,164	798,764	695,863
Certificates of deposit	936,986	931,701	872,695	867,904
FHLB advances at fair value	45,251	45,251	27,250	27,250
Junior subordinated debentures at fair value	77,313	77,313	73,928	73,928
Other borrowings	88,946	88,946	83,056	83,056
Derivatives	6,001	6,001	4,989	4,989

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

Off-Balance Sheet Items: Off-balance sheet financial instruments include unfunded commitments to extend credit, including standby letters of credit, and commitments to purchase investment securities. The fair value of these instruments is not considered to be material. Other commitments to fund loans totaled $1.182 billion and $1.097 billion at June 30, 2014 and December 31, 2013, respectively, and have no carrying value at both dates, representing the cost of such commitments. There were no commitments to purchase securities at June 30, 2014 or at December 31, 2013.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and December 31, 2013.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

As of June 30, 2014, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in U.S. federal jurisdiction and in the Oregon and Idaho state jurisdictions. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2013, 2012, 2011, and 2010. Tax years 2006 - 2009 are not open for assessment of additional tax, but remain open for adjustments to the amount of NOLs, credit, and other carryforwards utilized in open years or to be utilized in the future.

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income	$17,007	$11,753	$27,578	$23,336

Basic weighted average shares outstanding	19,342	19,333	19,344	19,323
Plus unvested restricted stock	68	64	62	62
Diluted weighted shares outstanding	19,410	19,397	19,406	19,385
Earnings per common share
Basic	$0.88	$0.61	$1.43	$1.21
Diluted	$0.88	$0.60	$1.42	$1.20

Options to purchase an additional 19,964 shares of common stock as of June 30, 2014 were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. Also, as of June 30, 2014, the warrants originally issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted EPS for the quarters ended June 30, 2014 and 2013 because the exercise price of the warrants was greater than the average market price of common shares. In June 2013, the Treasury sold the warrants in a public auction. That sale did not change the Company's capital position and did not have any impact on the financial accounting and reporting for these securities.

Note 14:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1998 Stock Option Plan, and 2001 Stock Option Plan (collectively the SOPs), the 2012 Restricted Stock and Incentive Bonus Plan, and the 2014 Omnibus Incentive Plan. In addition, the Board approved in 2006 the Long Term Incentive Plan. The purpose of these plans is to promote the success and enhance the value of the Company by providing a means for attracting and retaining highly skilled employees, officers and directors of Banner Corporation and its affiliates and linking their personal interests with those of the Company's shareholders. Under these plans the Company currently has outstanding restricted stock grants, stock options and stock appreciation rights.

Restricted Stock Grants. Under the 2012 Restricted Stock and Incentive Bonus Plan, which was initially approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the Plan have a minimum vesting period of three years. The Plan will continue in effect for a term of ten years, after which no further awards may be granted. The 2012 Restricted Stock Plan was amended on April 23, 2013 to provide for the ability to grant (1) cash-denominated incentive-based awards payable in cash or common stock, including those that are eligible to qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code and (2) restricted stock awards that qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code. Vesting requirements may include time-based conditions, performance-based conditions, or market-based conditions. As of June 30, 2014, the Company had granted 267,827 shares of restricted stock from the 2012 Restricted Stock and Incentive Bonus Plan, of which 57,243 shares had vested and 210,584 shares remain unvested.
The expense associated with all restricted stock grants was $610,000 and $1.1 million, respectively, for the three and six month period ended June 30, 2014 and was $315,000 and $522,000, respectively, for the three and six month period ended June 30, 2013. Unrecognized compensation expense for these awards as of June 30, 2014 was $5.0 million and will be amortized over the next 36 months.

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

During the six months ended June 30, 2014 and 2013, the Company did not grant any stock options. Additionally, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

There were no stock-based compensation costs related to the SOPs for the quarters ended June 30, 2014 or June 30, 2013. The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period. The Company bases the estimate of risk-free interest rate on the

U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

During the three and six months ended June 30, 2014 and 2013, there were no exercises of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

Banner Corporation Long-Term Incentive Plan: In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006. The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on Company common stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR). Each SAR entitles the holder to receive cash upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of maturity of the SAR over the fair market value of such share on the date granted plus, for some grants, the dividends declared on the stock from the date of grant to the date of vesting. The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock. The Company re-measures the fair value of SARs each reporting period until the award is settled and recognizes changes in fair value and vesting in compensation expense. The Company recognized compensation expense of $11,000 for the three months ended June 30, 2014 and a net reversal of compensation expense of $137,000 for the six months ended June 30, 2014 due to variations in market value of the underlying stock, compared to compensation expense of $150,000 for the three months ended June 30, 2013 and a compensation expense of $239,000 for the six months ended June 30, 2013. At June 30, 2014, the aggregate liability related to SARs was $858,000 and was included in deferred compensation.

Banner Corporation 2014 Omnibus Incentive Plan: The Banner Corporation 2014 Omnibus Incentive Plan (2014 Plan) was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with exercise of awards. As of June 30, 2014, no awards had been granted under the 2014 Omnibus Plan.

Note 15:  COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases 64 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2014	December 31, 2013
Commitments to extend credit	$1,140,644	$1,073,897
Standby letters of credit and financial guarantees	8,392	6,990
Commitments to originate loans	32,525	15,776

Derivatives also included in Note 16:
Commitments to originate loans held for sale	43,639	21,434
Commitments to sell loans secured by one- to four-family residential properties	17,714	9,378
Commitments to sell securities related to mortgage banking activities	29,166	15,200

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Company then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. In 2012, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts in the six months ended June 30, 2014 or June 30, 2013. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. We limit our exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event we have forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

Legal Proceedings—In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. The claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Company holds a security interest. Based on information known to management at this time, the Company is not a party to any legal proceedings that management believes would have a material adverse effect on the Company's results of operations or consolidated financial position at June 30, 2014.

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

As of June 30, 2014 and December 31, 2013, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$7,257	$1,263	$7,420	$1,295	$7,257	$1,263	$7,420	$1,295

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

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

As of June 30, 2014 and December 31, 2013, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$138,345	$4,387	$135,122	$3,651	$138,345	$4,387	$135,122	$3,651
Mortgage loan commitments	28,254	448	14,107	57	15,177	115	7,326	43
Forward sales contracts	15,177	115	22,526	73	29,166	236	—	—
	$181,776	$4,950	$171,755	$3,781	$182,688	$4,738	$142,448	$3,694

(1)
Included in Other assets on the Consolidated Statement of Financial Condition, with the exception of those interest rate swaps from prior to 2009 that were not designated in hedge relationships (with a fair value of $689,000 at June 30, 2014 and $791,000 at December 31, 2013), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statement of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

		Three Months Ended June 30		Six Months Ended June 30
	Location on Income Statement	2014	2013	2014	2013
Mortgage loan commitments	Mortgage banking operations	$321	$(878)	$391	$(816)
Forward sales contracts	Mortgage banking operations	(199)	878	(265)	823
		$122	$—	$126	$7

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at June 30, 2014 or December 31, 2013, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2014 and December 31, 2013, the termination value of derivatives in a net liability position related to these agreements was $5.4 million and $2.7 million, respectively. The Company generally posts collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $9.9 million and $8.9 million as of June 30, 2014 and December 31, 2013, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Statements of Financial Condition as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$5,650	$—	$5,650	$(148)	$—	$5,502
	$5,650	$—	$5,650	$(148)	$—	$5,502

Derivative liabilities
Interest rate swaps	$5,650	$—	$5,650	$(148)	$—	$5,502
	$5,650	$—	$5,650	$(148)	$—	$5,502

	December 31, 2013
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$4,946	$—	$4,946	$(554)	$—	$4,392
	$4,946	$—	$4,946	$(554)	$—	$4,392

Derivative liabilities
Interest rate swaps	$4,946	$—	$4,946	$(554)	$(2,657)	$1,735
	$4,946	$—	$4,946	$(554)	$(2,657)	$1,735

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2014, its 90 branch offices and ten loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2014, we had total consolidated assets of $4.7 billion, total loans of $3.8 billion, total deposits of $3.9 billion and total stockholders’ equity of $563 million.

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

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in the second quarter of 2014, as evidenced by our solid operating results and profitability. Highlights for the quarter included significant loan growth, increased core deposits, additional client acquisition, further improvement in our asset quality and solid revenues from core operations. The quarter was also highlighted by the acquisition of six branches in southwestern Oregon (the Branch Acquisition). In connection with the Branch Acquisition, as of June 20, 2014, the Company acquired approximately $211 million in deposits, $88 million in loans and 10,500 new customer relationships. In addition, the Company recognized a $9.1 million bargain purchase gain related to the Branch Acquisition, which net of related expenses added $0.23 per diluted share to the quarter and year-to-date earnings.

In spite of persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement and consistent profitability in 2012 and 2013 which continued in the first half of 2014.  For the quarter ended June 30, 2014, our net income was $17.0 million, or $0.88 per diluted share, compared to a net income of $11.8 million, or $0.60 per diluted share, for the quarter ended June 30, 2013. For the six months ended June 30, 2014, our net income was $27.6 million, or $1.42 per diluted share, compared to net income of $23.3 million, or $1.20 per diluted share for the same period a year earlier. Although there continue to be indications that economic conditions are improving, the pace of expansion has been modest and uneven and ongoing uncertainty in the economy will likely continue to be challenging going forward.  As a result, our future operating results and financial performance will be significantly affected by the course of economic activity. However, over the past three years we have significantly added to our client relationships and account base, as well as substantially improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in stronger and sustainable revenues and lower credit costs, and which we believe has positioned the Company well to meet this challenging environment with continued success.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased $1.6 million, or 4%, to $43.8 million for the quarter ended June 30, 2014, compared to $42.2 million for the same quarter one year earlier. During the same period, our interest rate spread decreased to 4.03% from 4.17% and our net interest margin decreased to 4.06% in the current quarter compared to 4.20% in the same quarter a year earlier. This increase in net interest income reflects the significant growth in earning assets and occurred despite the decrease in interest rate spread as a result of declining yields on earning assets, which were only partially offset by continuing reductions in deposit and other funding costs.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as credit costs and our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the valuation of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries, and in the current quarter by the Branch Acquisition bargain purchase gain.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements.)

As a result of substantial reserves already in place representing 1.97% of total loans outstanding at June 30, 2014, we did not record a provision for loan losses in the three months ended June 30, 2014. Our reserves at March 31, 2014 and June 30, 2013 were 2.11% and 2.31%, respectively, of total loans outstanding and, similar to the current quarter, no provisions for loan losses were recorded in the quarters ended March 31, 2014 or June 30, 2013. The allowance for loan losses at June 30, 2014 was $74.3 million, representing 376% of non-performing loans. Non-performing loans decreased by 14% to $19.7 million at June 30, 2014, compared to $22.9 million three months earlier, and decreased 24% when compared to $26.1 million a year earlier. (See Note 7, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Our total other operating income, which includes the gain on sale of securities, changes in the value of financial instruments carried at fair value, and the bargain purchase gain, was $20.1 million for the quarter ended June 30, 2014, compared to $10.6 million for the quarter ended June 30, 2013. For the quarter ended June 30, 2014, we recorded the bargain purchase gain (pre-tax) of $9.1 million and a net fair value gain of $464,000 in fair value adjustments. In comparison, for the quarter ended June 30, 2013, we recorded a net fair value loss of $255,000, partially offset by $12,000 in gains on the sale of securities. However, other operating income excluding the gain on sale of securities, changes in the fair value of financial instruments and the bargain purchase gain, which we believe is more indicative of our core operations, decreased 3% to $10.6 million for the quarter ended June 30, 2014, compared to $10.9 million for the same quarter a year earlier, as a result of substantially decreased revenues from our mortgage banking operations and despite meaningfully increased deposit fees and service charges fueled by growth in non-interest-bearing deposit accounts.

Our total revenues (net interest income before the provision for loan losses plus total other operating income) for the second quarter of 2014 increased $11.1 million to $63.9 million, compared to $52.9 million for the same period a year earlier, as a result of the Branch Acquisition bargain purchase gain, increased net interest income and deposit fees and service charges, as well as positive changes in fair value adjustments, which were only partially offset by decreased mortgage banking revenues and gain on sale of securities.  Our total revenues, excluding fair value, gain on sale of securities, and the Branch Acquisition bargain purchase gain, which we believe are more indicative of our core operations, also remained strong at $54.4 million for the quarter ended June 30, 2014, a $1.3 million, or 2% increase, compared to $53.1 million for the same period a year earlier.

Our other operating expenses increased in the second quarter of 2014 compared to a year earlier largely as a result of acquisition-related costs, increased salary and employee benefits, payment and card processing and professional services expenses, which were partially offset by decreased advertising and marketing expense and state/municipal business and use taxes as well as an increase in the credit for capitalized loan origination costs.  Other operating expenses were $38.4 million for the quarter ended June 30, 2014, compared to $35.5 million for the same quarter a year earlier. In the quarter ended June 30, 2014, expenses related to the Branch Acquisition contributed $2.0 million to other operating expense.

Other operating income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on sale of securities and the bargain purchase gain are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013

Total other operating income	$20,133	$10,623	$28,991	$20,621
Exclude gain on sale of securities	—	(12)	(35)	(1,018)
Exclude other-than-temporary impairment (recovery) loss	—	—	—	(409)
Exclude change in valuation of financial instruments carried at fair value	(464)	255	(209)	1,601
Exclude acquisition bargain purchase gain	(9,079)	—	(9,079)	—
Total other operating income, excluding fair value adjustments, OTTI, gain on sale of securities and bargain purchase gain	$10,590	$10,866	$19,668	$20,795

Net interest income before provision for loan losses	$43,808	$42,248	$86,147	$83,217
Total other operating income	20,133	10,623	28,991	20,621
Total revenue	63,941	52,871	115,138	103,838
Exclude gain on sale of securities	—	(12)	(35)	(1,018)
Exclude other-than-temporary impairment (recovery) loss	—	—	—	(409)
Exclude change in valuation of financial instruments carried at fair value	(464)	255	(209)	1,601
Exclude acquisition bargain purchase gain	(9,079)	—	(9,079)	—
Total revenue, excluding fair value adjustments, OTTI, gain on sale of securities and bargain purchase gain	$54,398	$53,114	$105,815	$104,012

Income before provision for taxes	$25,506	$17,414	$41,123	$34,281
Exclude gain on sale of securities	—	(12)	(35)	(1,018)
Exclude other-than-temporary impairment (recovery) loss	—	—	—	(409)
Exclude change in valuation of financial instruments carried at fair value	(464)	255	(209)	1,601
Exclude acquisition bargain purchase gain	(9,079)	—	(9,079)	—
Income before provision for taxes, excluding fair value adjustments, OTTI, gain on sale of securities and bargain purchase gain	$15,963	$17,657	$31,800	$34,455

Net income	$17,007	$11,753	$27,578	$23,336
Exclude gain on sale of securities	—	(12)	(35)	(1,018)
Exclude other-than-temporary impairment (recovery) loss	—	—	—	(409)
Exclude change in valuation of financial instruments carried at fair value	(464)	255	(209)	1,601
Exclude acquisition bargain purchase gain	(9,079)	—	(9,079)	—
Exclude related tax expense (benefit)	3,435	(87)	3,356	(63)
Total earnings, excluding fair value adjustments, OTTI, gain on sale of securities and bargain purchase gain, net of related tax effects	$10,899	$11,909	$21,611	$23,447

Acquisition bargain purchase gain	$9,079	$—	$9,079	$—
Acquisition related costs	(1,979)	—	(2,024)	—
Related tax expense	(2,556)	—	(2,540)	—
Total net effect of acquisition on earnings	$4,544	$—	$4,515	$—
Diluted weighted shares outstanding	19,409,601	19,397,171	19,406,215	19,385,389
Total net effect of acquisition on diluted earnings per share	$0.23	$—	$0.23	$—

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

	June 30, 2014	December 31, 2013	June 30, 2013
Stockholders’ equity	$563,013	$538,972	$520,333
Other intangible assets, net	3,892	2,449	3,247
Tangible common stockholders’ equity	$559,121	$536,523	$517,086
Total assets	$4,745,299	$4,388,898	$4,236,290
Other intangible assets, net	3,892	2,449	3,247
Tangible assets	$4,741,407	$4,386,449	$4,233,043
Tangible common stockholders’ equity to tangible assets	11.79%	12.23%	12.22%

Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits while adhering to sound underwriting practices and appropriate diversification guidelines in order to achieve and maintain a moderate risk profile. We had solid loan growth in the current quarter and at June 30, 2014 our net loan portfolio totaled $3.688 billion compared to $3.344 billion at December 31, 2013 and $3.213 billion at June 30, 2013.

We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans for both owner-occupied and investment properties, including construction and development loans for these types of properties, totaled $1.372 billion, or approximately 36% of our loan portfolio at June 30, 2014. In addition, multifamily residential real estate loans, including construction and development loans, totaled $229 million and comprise approximately 6% of our loan portfolio. While our level of activity and investment in commercial and multifamily real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods resulting in growth in these loan balances. Commercial real estate loans increased by $155 million during the first six months of 2014 and multifamily loans increased by $39 million. We also originate residential construction and development loans and, although our portfolio balances are well below the peak levels before the financial crisis, beginning in 2011 and continuing since then we have experienced increased demand for one- to four-family construction loans. Outstanding residential construction and development balances increased $10 million, or 4%, to $286 million at June 30, 2014 compared to $276 million at December 31, 2013 and increased $9 million, or 3%, compared to $277 million at June 30, 2013. Still, residential construction and development loans represent only approximately 8% of our total loan portfolio at June 30, 2014. Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Reflecting the slowly recovering economy, demand for these types of commercial business loans has been modest although our production levels have increased in recent periods. In recent years, our commercial business lending has also included participation in certain national syndicated loans, including shared national credits , which totaled $117 million at June 30, 2014. Commercial and agricultural business loans increased $70 million, or 8%, to $981 million at June 30, 2014, compared to $910 million at December 31, 2013, and have increased $107 million, or 12%, compared to $874 million at June 30, 2013. Commercial and agricultural business loans represented approximately 26% of our portfolio at June 30, 2014. Total loans increased $88 million at June 30, 2014 due to the Branch Acquisition. At June 30, 2014, these acquired loans consisted of $37 million in commercial real estate loans, $22 million in consumer loans, $13 million in commercial business loans, $11 million in one- to four-family real estate loans, $3 million in agricultural business loans and $2 million in multifamily real estate loans.

Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. Refinancing activity was particularly significant in 2012 and in the first six months of 2013, leading to meaningful increases in residential mortgage originations during those periods; however, the rise in mortgage interest rates that began in the second quarter of 2013 has slowed origination activity and has resulted in much lower refinancing activity in the current period. Nevertheless, after several quarters of declining balances, at June 30, 2014, our outstanding balances for residential mortgages increased $29 million, or 6%, to $559 million, compared to $529 million at December 31, 2013, and have increased $6 million, or 1%, compared to $553 million at June 30, 2013. One- to four-family residential real estate loans represent nearly 15% of our loan portfolio at June 30, 2014.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers and, while we have increased our emphasis on consumer lending in recent years, demand for consumer loans has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt.  Consumer loans, including those secured by one-to-four family residential properties, were approximately 9% of our portfolio at June 30, 2014.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our branch expansion over the years, including the Branch Acquisition, and our current marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly focused on increasing transaction and savings accounts and for the past three years we have been very successful in increasing these core deposit balances. The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.

Total deposits were $3.919 billion at June 30, 2014, compared to $3.683 billion three months earlier and $3.460 billion a year ago. Non-interest-bearing account balances increased 10% to $1.210 billion at June 30, 2014, compared to $1.096 billion at March 31, 2014, and increased 26% compared to $959 million a year ago largely as a result of our successful client acquisition strategies. Interest-bearing transaction and savings accounts increased 5% to $1.772 billion at June 30, 2014, compared to $1.682 billion at March 31, 2014 and $1.558 billion a year ago, while certificates of deposit increased 4% to $937 million at June 30, 2014, compared to $905 million at March 31, 2014 but decreased 1% compared to $944 million a year earlier. Non-certificate core deposits represented 76% of total deposits at June 30, 2014, compared to 73% of total deposits a year earlier. The Branch Acquisition increased total deposits by $212 million at June 30, 2014. These acquired deposits consisted of $80 million in non-interest-bearing demand accounts, $97 million in interest-bearing transaction and savings accounts, and $35 million in certificates of deposit.

Management’s Discussion and Analysis of Results of Operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in the 2013 Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail below. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies during the first six months of 2014.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

General.  Total assets increased $356 million, or 8%, to $4.745 billion at June 30, 2014, from $4.389 billion at December 31, 2013.  Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) increased $344 million, or 10%, to $3.688 billion at June 30, 2014, from $3.344 billion at December 31, 2013.

The increase in net loans included increases of $154 million in commercial real estate loans, $53 million in commercial business loans, $13 million in one- to four-family construction loans, $52 million in multifamily loans, $29 million in one- to four-family residential loans, $17 million in agricultural business loans, and $40 million in consumer loans, partially offset by decreases of $12 million in multifamily construction loans, and $2 million in land and land development loans. The increase in commercial real estate loans included $115 million for investment properties and $39 million for owner-occupied properties. The increase in commercial business loans is an encouraging sign of improving economic activity as well as additional successful sales results for our lending officers. The increase in agricultural business loans represents a normal seasonal increase for the second quarter. The Branch Acquisition resulted in an $88 million increase in loans, including $37 million in commercial real estate loans, $22 million in consumer loans, $13 million in commercial business loans, $11 million in one- to four-family real estate loans, $3 million in agricultural business loans and $2 million in multifamily real estate loans.

The aggregate balance of interest-earning deposits and securities increased $10 million from December 31, 2013 to $713 million at June 30, 2014. Interest-earning deposits decreased $5 million during the quarter to $63 million, while our total investment in securities increased $15 million to $650 million at June 30, 2014. Securities purchases during the six-month period have been modest and were primarily mortgage-backed securities and intermediate-term taxable and tax-exempt municipal securities purchased to support our Community Reinvestment Act goals. Securities sales have also been modest and were primarily sales of mortgage-backed securities. The average effective duration of Banner's securities portfolio was approximately 3.3 years at June 30, 2014. Net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were $3.4 million in the six months ended June 30, 2014. In addition, for the six months ended June 30, 2014, fair value adjustments for securities designated as available-for-sale reflected an increase of $4.8 million, for the six months ended June 30, 2014, which was included net of the associated tax expense of $1.7 million. as a component of other comprehensive income and largely occurred as a result of modestly decreased interest rates. (See Note 11 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

REO increased $344,000, to $4.4 million at June 30, 2014, compared to $4.0 million at December 31, 2013. The June 30, 2014 total included $2 million in residential construction, land or land development projects and $2 million in single-family homes. During the three months ended June 30, 2014, we transferred $2 million of loans into REO, disposed of $1 million of REO properties recognizing $157,000 in gains related to those sales, and did not have any valuation adjustments. During the six months ended June 30, 2014, we transferred $2.7 million of loans into REO, disposed of $2.7 million of REO properties recognizing $316,000 in gains related to those sales, and charged-off $37,000 in valuation adjustments (see “Asset Quality” discussion below).

Deposits increased $301 million, or 8%, to $3.919 billion at June 30, 2014 from $3.618 billion at December 31, 2013, largely as a result of the Branch Acquisition, as well as an $84 million increase in brokered deposits utilized to meet short-term funding needs caused by the strong loan growth and expected seasonal deposit outflows.  Non-interest-bearing deposits increased by $95 million, or 8%, to $1.210 billion at June 30, 2014, compared to $1.115 billion at December 31, 2013, and have increased by 26% compared to a year earlier. Interest-bearing transaction and savings accounts increased by $142 million, or 9%, to $1.772 billion at June 30, 2014 from $1.630 billion at December 31, 2013 and have increased by 14% compared to a year earlier. Certificates of deposit increased $64 million, or 7%, to $937 million at June 30, 2014 from $873 million at December 31, 2013, but have decreased by 1% compared to a year earlier. Non-certificate core deposits increased to 76% of total deposits at the end of the second quarter, compared to 73% of total deposits a year earlier. The Branch Acquisition resulted in a $212 million increase in deposits, including $80 million in non-interest bearing deposits, $97 million in interest-bearing transaction and savings accounts, and $35 million in certificates of deposit.

FHLB advances increased $18 million, or 66%, to $45 million at June 30, 2014 from $27 million at December 31, 2013 to fund loan demand. The new advances all have very short-term maturities with correspondingly low interest rates. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $6 million, or 7%, to $89 million at June 30, 2014, compared to $83 million at December 31, 2013. No additional junior subordinated debentures were issued or matured during the quarter and the estimated fair value of these instruments increased $3 million to $77 million at June 30, 2014 from $74 million at December 31, 2013. For more information, see Notes 10, 11 and 12 of the Selected Notes to the Consolidated Financial Statements.

Total stockholders' equity increased $24 million, or 4%, to $563 million at June 30, 2014 compared to $539 million at December 31, 2013. The increase in equity primarily reflects the year-to-date net income reduced by payment of dividends to common stockholders. In addition, there was an improvement of $3.1 million in accumulated other comprehensive income representing a decline in the unrealized loss, net of tax, on securities available-for-sale. Tangible common stockholders' equity, which excludes intangible assets, also increased $23 million to $559 million, or 11.79% of tangible assets at June 30, 2014, compared to $537 million, or 12.23% at December 31, 2013. In the six months ended June 30, 2014, we did not have any repurchases of our common stock as part of the publicly announced repurchase plan, but 537 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. Additionally, there were 47,890 shares redeemed and canceled that related to the termination of the ESOP.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

For the quarter ended June 30, 2014, net income was $17.0 million, or $0.88 per diluted share. This compares to net income of $11.8 million, or $0.60 per diluted share, for the quarter ended June 30, 2013. For the six months ended June 30, 2014, net income was $27.6 million, or $1.42 per diluted share. This compares to net income of $23.3 million, or $1.20 per diluted share, for the six months ended June 30, 2013. As expected, our current quarter and six month operating results continued to be influenced by very low interest rates and modest economic growth, which pressured asset yields and reduced mortgage banking revenues compared to the same periods a year ago. Nonetheless, significant growth in earning assets, as well as changes in the asset mix and further reductions in funding costs combined to offset this yield pressure. In addition, credit costs remained low and deposit fees and other payment processing revenues increased compared to a year earlier reflecting further growth in client relationships. In the quarter ended June 30, 2014, net income was also significantly augmented by the $9.1 million bargain purchase gain ($5.8 million net of income tax) realized from the Branch Acquisition. As a result, net income for the current quarter and six months remains solid, represents further progress in 2014 and produced an annualized return on average assets of 1.51% for the quarter and 1.24% for the six months ended June 30, 2014, a significant improvement from 0.97% and 1.11% for the same periods a year ago.

Net Interest Income. Net interest income before provision for loan losses increased by $1.6 million, or 4%, to $43.8 million for the quarter ended June 30, 2014, compared to $42.2 million for the same quarter one year earlier, as a decrease in the net interest margin was more than offset by an increase in the average balance of interest-earning assets. The net interest margin of 4.06% for the quarter ended June 30, 2014 was 14 basis points lower than for the same quarter in the prior year. The decrease in the net interest margin compared to a year earlier reflects the impact of persistently low market interest rates on earning asset yields, which was only partially offset by changes in the earning asset mix and reductions in deposit and other funding costs. Nonaccrual loans reduced the margin by three basis points in the second quarter of 2014, while net collections on nonaccrual loans added two basis points to the margin in the second quarter of 2013. In addition, the decrease in the average balance of real estate owned as of June 30, 2014 compared to June 30, 2013 reduced the adverse effect of this non-interest-earning asset on the net interest margin.

The net interest spread decreased to 4.03% for the quarter ended June 30, 2014 compared to 4.17% for the same quarter a year earlier. Reflecting generally lower market interest rates as well as changes in asset mix, the yield on earning assets for the quarter ended June 30, 2014 was 4.31%, a decrease of 22 basis points compared to the same quarter a year earlier. While declining less than asset yields, funding costs were also significantly lower, especially deposit costs which decreased eight basis points to 0.21% from 0.29% a year earlier, leading to a decrease of eight basis points for all funding liabilities to 0.28% for the quarter ended June 30, 2014.

Net interest income before provision for loan losses increased by $2.9 million, or 4%, to $86.1 million for the six months ended June 30, 2014 compared to $83.2 million for the same period one year earlier, as a result of an increase in average interest-earning assets and despite a 12 basis point decrease in the net interest margin. The net interest margin decreased to 4.06% for the six months ended June 30, 2014 compared to 4.18% for the same period in the prior year and, similar to the results for the current quarter, this decrease was a result of the effect of lower asset yields and occurred despite lower funding costs and fewer non-performing assets. Nonaccruing loans reduced the margin by three basis points during the six months ended June 30, 2014, compared to a two basis point reduction for the same period one year earlier.

Interest Income. Interest income for the quarter ended June 30, 2014 was $46.5 million, compared to $45.6 million for the same quarter in the prior year, an increase of $969,000, or 2%.  The increase in interest income occurred as a result of an increase in the average balances of interest-earning assets, which was largely offset by a decline in the yield. The average balance of interest-earning assets was $4.333 billion for the quarter ended June 30, 2014, an increase of $295 million, or 7%, compared to $4.038 billion one year earlier. The yield on average interest-earning assets decreased to 4.31% for the quarter ended June 30, 2014, compared to 4.53% for the same quarter one year earlier. The decrease in the yield on earning assets reflects the continuing erosion of yields as loans mature or prepay and are replaced by lower yielding assets in the current low interest rate environment. Average loans receivable for the quarter ended June 30, 2014 increased $338 million, or 10%, to $3.589 billion, compared to $3.251 billion for the same quarter in the prior year. Interest income on loans increased by $907,000, or 2%, to $43.2 million for the current quarter from $42.3 million for the quarter ended June 30, 2013, reflecting the impact of the $338 million increase in average loan balances, partially offset by a 39 basis point decrease in the average yield on loans.  The average yield on loans was 4.83% for the quarter ended June 30, 2014, compared to 5.22% for the same quarter one year earlier.

Interest income for the six months ended June 30, 2014 was $91.6 million, compared to $90.1 million for the same period in the prior year, an increase of $1.5 million, or 2%. As with quarterly results, the year-to-date results reflect a $260.2 million, or 6%, increase in the average balance of interest-earning assets, offset by a 20 basis point reduction in the yield on interest-earning assets.

The combined average balance of mortgage-backed securities, other investment securities, and daily interest-bearing deposits decreased to $744 million for the quarter ended June 30, 2014 (excluding the effect of fair value adjustments), compared to $787 million for the quarter ended June 30, 2013; however, the interest and dividend income from those investments increased by $62,000 compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 1.80% for the quarter ended June 30, 2014, from 1.67% for the same quarter one year earlier. The adverse impact of relatively low market rates on the combined yield on these investments was offset by changes in the mix to include lower balances of daily interest-bearing deposits and more higher-yielding securities. For the quarter ended June 30, 2014, the yield on mortgage-backed securities decreased one basis point to 1.66% compared to the quarter ended June 30, 2013; however, for the six-months ended June 30, 2014, the yield on mortgage-backed securities increased five basis points to 1.68% compared to the same period in the previous year. For the quarter ended June 30, 2014, the yield on other securities increased 29 basis points to 2.41% compared to the quarter ended June 30, 2013 and for the six-months ended June 30, 2014, the yield on other securities increased 32 basis points to 2.45% compared to the same period in the previous year.

Interest Expense. Interest expense for the quarter ended June 30, 2014 was $2.7 million, compared to $3.3 million for the same quarter in the prior year, a decrease of $591,000, or 18%. The decrease in interest expense occurred as a result of an eight basis point decrease in the average cost of all funding liabilities to 0.28% for the quarter ended June 30, 2014, from 0.36% for the same quarter one year earlier, partially offset by a $241 million increase in average funding liabilities. This increase in average funding liabilities reflects increases in transaction and savings accounts including non-interest-bearing accounts, and advances from the FHLB, offset by a continued decline in the average balance of certificates of deposit compared to one year ago. Interest expense for the six months ended June 30, 2014 and 2013 was $5.5 million and $6.9 million, respectively, and similar to quarterly results, the reduction is reflective of a decrease in the average rate paid for most interest-bearing liabilities, partially offset by an increase in their average balances over that time period.

Deposit interest expense decreased $580,000, or 23%, to $1.9 million for the quarter ended June 30, 2014, compared to $2.5 million for the same quarter in the prior year, as a result of an eight basis point decrease in the cost of deposits. Average deposit balances increased to $3.701 billion for the quarter ended June 30, 2014, from $3.490 billion for the quarter ended June 30, 2013, and the average rate paid on deposit balances decreased to 0.21% in the second quarter of 2014 from 0.29% for the quarter ended June 30, 2013. The cost of interest-bearing deposits decreased by nine basis points to 0.30% for the quarter ended June 30, 2014 compared to 0.39% in the same quarter a year earlier despite a $61 million increase in the average balance of interest-bearing accounts. Also contributing to the decrease in total deposit costs was a $150 million increase in the average balances of non-interest-bearing accounts. While we do not anticipate further reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further repricing opportunities and competitive pricing should remain restrained in the current economic environment. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, have meaningfully contributed to the decrease in our funding costs compared to earlier periods, and should also result in lower deposit costs going forward. However, it is clear that the pace of decline in deposit costs compared to prior periods has slowed and that the opportunity for future reductions is limited.

For the six months ended June 30, 2014, deposit interest expense decreased $1.3 million to $3.9 million compared to $5.2 million for the same period one year ago. Similar to the quarter, average deposit costs decreased by nine basis points and the average balance of deposits increased $164 million for the six months ended June 30, 2014 compared to the same period one year ago.

Average FHLB advances (excluding the effect of fair value adjustments) were $68 million for the quarter ended June 30, 2014, compared to $35 million for the same quarter one year earlier, and the average rate paid on FHLB advances for the quarter ended June 30, 2014 decreased to 0.30% from 0.46% for the same quarter one year earlier. Average FHLB advances increased as a result of certain cash management activities at Banner Bank, while the cost of the advances declined as a larger portion of the advances were reflective of the current low interest rate environment. Interest expense on FHLB advances increased to $51,000 for the quarter ended June 30, 2014 from $40,000 for the quarter ended June 30, 2013. For the six months ended June 30, 2014, interest expense on FHLB advances increased by $26,000 to $90,000 compared to $64,000 for the same period in the prior year. Average FHLB advances excluding the effect of fair value adjustments decreased $2.4 million to $34.1 million over that same time period compared to $36.5 million for the six months ended June 30, 2013. The average rate paid on FHLB advances decreased 36 basis points to 0.31% for the six months ended June 30, 2014, compared to 0.67% for the same period a year ago.

Other borrowings consist primarily of retail repurchase agreements with customers secured by certain investment securities. The average balance for other borrowings increased $3 million to $88 million during the current quarter from $91 million during the same quarter a year earlier, while the rate on other borrowings decreased to 0.21% from 0.22% a year earlier. As a result, interest expense for other borrowings decreased to $45,000 for the quarter ended June 30, 2014, compared to $51,000 for the quarter ended June 30, 2013. For the six months ended June 30, 2014, the average balance for other borrowings increased $1 million to $88 million compared to $87 million during the same period a year earlier, while the rate on other borrowings decreased to 0.20% from 0.25% a year earlier.

Junior subordinated debentures which were issued in connection with our issuance of trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 2.35% and 2.36%, respectively, for the quarter and six months ended June 30, 2014. Junior subordinated debentures outstanding in the same periods in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) with higher average costs of 2.41% and 2.42%, respectively, for the quarter and six months ended June 30, 2013. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.

Analysis of Net Interest Spread. The following table presents for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$2,607,763	$32,351	4.98%	$2,364,677	$31,518	5.35%
Commercial/agricultural loans	868,070	9,092	4.20	783,618	9,212	4.72
Consumer and other loans	112,821	1,756	6.24	102,513	1,562	6.11
Total loans (1)	3,588,654	43,199	4.83	3,250,808	42,292	5.22
Mortgage-backed securities	349,743	1,446	1.66	334,840	1,394	1.67
Other securities	306,489	1,843	2.41	347,750	1,839	2.12
Interest-bearing deposits with banks	54,887	43	0.31	68,130	46	0.27
FHLB stock	33,055	9	0.11	36,358	—	—
Total investment securities	744,174	3,341	1.80	787,078	3,279	1.67
Total interest-earning assets	4,332,828	46,540	4.31	4,037,886	45,571	4.53
Non-interest-earning assets	197,799			212,661
Total assets	$4,530,627			$4,250,547
Deposits:
Interest-bearing checking accounts	$428,059	87	0.08	$401,864	96	0.10
Savings accounts	826,043	314	0.15	753,585	388	0.21
Money market accounts	420,343	175	0.17	409,203	232	0.23
Certificates of deposit	915,312	1,334	0.58	964,035	1,774	0.74
Total interest-bearing deposits	2,589,757	1,910	0.30	2,528,687	2,490	0.39
Non-interest-bearing deposits	1,110,979	—	—	960,938	—	—
Total deposits	3,700,736	1,910	0.21	3,489,625	2,490	0.29
Other interest-bearing liabilities:
FHLB advances	67,510	51	0.30	34,961	40	0.46
Other borrowings	88,040	45	0.21	91,015	51	0.22
Junior subordinated debentures	123,716	726	2.35	123,716	742	2.41
Total borrowings	279,266	822	1.18	249,692	833	1.34
Total funding liabilities	3,980,002	2,732	0.28	3,739,317	3,323	0.36
Other non-interest-bearing liabilities (2)	(4,237)			(12,390)
Total liabilities	3,975,765			3,726,927
Stockholders’ equity	554,862			523,620
Total liabilities and stockholders’ equity	$4,530,627			$4,250,547
Net interest income/rate spread		$43,808	4.03%		$42,248	4.17%
Net interest margin			4.06%			4.20%
Additional Key Financial Ratios:
Return on average assets			1.51%			1.11%
Return on average equity			12.29			9.00
Average equity / average assets			12.25			12.32
Average interest-earning assets / average interest-bearing liabilities			151.02			145.33
Average interest-earning assets / average funding liabilities			108.86			107.98
Non-interest (other operating) income / average assets			1.78			1.00
Non-interest (other operating) expense / average assets			3.40			3.35
Efficiency ratio (4)			60.11			67.06

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income).

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$2,559,911	$63,503	5.00%	$2,362,016	$62,747	5.36%
Commercial/agricultural loans	860,404	17,945	4.21	768,081	17,691	4.64
Consumer and other loans	112,009	3,494	6.29	103,019	3,343	6.54
Total loans (1)	3,532,324	84,942	4.85	3,233,116	83,781	5.23
Mortgage-backed securities	351,042	2,917	1.68	317,168	2,566	1.63
Other securities	303,390	3,681	2.45	342,575	3,620	2.13
Interest-bearing deposits with banks	56,610	88	0.31	87,930	113	0.26
FHLB stock	34,098	18	0.11	36,506	—	—
Total investment securities	745,140	6,704	1.81	784,179	6,299	1.62
Total interest-earning assets	4,277,464	91,646	4.32	4,017,295	90,080	4.52
Non-interest-earning assets	199,006			215,006
Total assets	$4,476,470			$4,232,301
Deposits:
Interest-bearing checking accounts	$423,548	172	0.08	$396,684	192	0.10
Savings accounts	822,702	634	0.16	748,942	769	0.21
Money market accounts	417,666	372	0.18	410,598	496	0.24
Certificates of deposit	902,679	2,696	0.60	984,898	3,753	0.77
Total interest-bearing deposits	2,566,595	3,874	0.30	2,541,122	5,210	0.41
Non-interest-bearing deposits	1,093,646	—	—	954,642	—	—
Total deposits	3,660,241	3,874	0.21	3,495,764	5,210	0.30
Other interest-bearing liabilities:
FHLB advances	59,048	90	0.31	19,394	64	0.67
Other borrowings	88,105	89	0.20	87,075	107	0.25
Junior subordinated debentures	123,716	1,446	2.36	123,716	1,482	2.42
Total borrowings	270,869	1,625	1.21	230,185	1,653	1.45
Total funding liabilities	3,931,110	5,499	0.28	3,725,949	6,863	0.37
Other non-interest-bearing liabilities (2)	(5,154)			(12,888)
Total liabilities	3,925,956			3,713,061
Stockholders’ equity	550,514			519,240
Total liabilities and stockholders’ equity	$4,476,470			$4,232,301
Net interest income/rate spread		$86,147	4.04%		$83,217	4.15%
Net interest margin			4.06%			4.18%
Additional Key Financial Ratios:
Return on average assets			1.24%			1.11%
Return on average equity			10.10			9.06
Average equity / average assets			12.30			12.27
Average interest-earning assets / average interest-bearing liabilities			150.75			144.96
Average interest-earning assets / average funding liabilities			108.81			107.82
Non-interest (other operating) income / average assets			1.31			0.98
Non-interest (other operating) expense / average assets			3.33			3.31
Efficiency ratio (4)			64.28			66.99

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income).

Provision and Allowance for Loan Losses. As a result of substantial reserves already in place representing 1.97% of total loans outstanding, as well as declining delinquencies and net charge-offs, we did not record a provision for loan losses in either the quarter or the six months ended June 30, 2014. Similarly, we did not record a provision in either the quarter or the six months ended June 30, 2013, as we also had substantial reserves at the end of each of those periods and were experiencing improving credit quality trends during those periods. As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. Reflecting lingering weakness in the economy, we continue to maintain a substantial allowance for loan losses at June 30, 2014 even though non-performing loans declined during the quarter. Nonetheless, our credit quality indicators have continued to improve, eliminating the need for a provision for loan losses for the first six months of 2014.

We recorded net charge-offs of $61,000 for the quarter ended June 30, 2014, compared to $275,000 for the same quarter in the prior year. Non-performing loans decreased by $3 million during the quarter ended June 30, 2014 to $20 million, and decreased by $6 million compared to the quarter ended June 30, 2013. A comparison of the allowance for loan losses at June 30, 2014 and 2013 reflects a decrease of $3 million to $74 million at June 30, 2014, from $77 million at June 30, 2013.  Included in our allowance at June 30, 2014 was an unallocated portion of $7 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 1.97% at June 30, 2014, from 2.34% at June 30, 2013. However, with the decrease in problem loans, the allowance as a percentage of non-performing loans increased to 376% at June 30, 2014, compared to 300% of non-performing loans at December 31, 2013 and 294% a year earlier.

As of June 30, 2014, we had identified $57 million of impaired loans. Impaired loans are comprised of loans on nonaccrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools. For more information on these impaired loans, refer to Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of June 30, 2014 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income. Other operating income, which includes changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, gain on sale of securities, and the Branch Acquisition bargain purchase gain in the current quarter, as well as non-interest revenues from core operations, was $20.1 million for the quarter ended June 30, 2014, compared to $10.6 million for the same quarter in the prior year. Our other operating income for the three months ended June 30, 2014 included the Branch Acquisition bargain purchase gain of $9.1 million and a $464,000 net gain for fair value adjustments as a result of changes in the valuation of our securities portfolios. During the quarter ended June 30, 2013, fair value adjustments resulted in a net loss of $255,000. For a more detailed discussion of our fair value adjustments, please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Other operating income, including changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, gain on sale of securities, and the Branch Acquisition bargain purchase gain, was $29.0 million for the six months ended June 30, 2014, compared to $20.6 million for the same period in the prior year. Our other operating income for the six months ended June 30, 2014 included the $9.1 million Branch Acquisition bargain purchase gain, a gain on the sale of securities of $35,000, and fair value adjustments resulting in a gain of $209,000, compared to a gain on sale of securities of $1.0 million, an OTTI recovery of $409,000, and fair value adjustments resulting in a loss of $1.6 million during the same period one year ago.

Excluding the fair value and OTTI adjustments, gain on sale of securities and Branch Acquisition bargain purchase gain, other operating income from core operations decreased by $276,000, or 3%, to $10.6 million for the quarter ended June 30, 2014, compared to $10.9 million for the quarter ended June 30, 2013, largely as a result of decreased revenues from mortgage banking operations. Mortgage banking revenues decreased by $1.0 million as increased mortgage rates slowed originations for refinancing. By contrast, deposit fees and service charges increased by $718,000 compared to the second quarter a year ago reflecting growth in the number of deposit accounts, increased transaction activity and our decision to change our debit card relationship to MasterCard®. The change to MasterCard resulted in some one-time income recognition which added approximately $120,000 of revenue to the current quarter and will also boost third quarter revenues modestly. There will also be an ongoing positive impact on our revenues, as well as continuing benefits for our clients from this changed relationship. Other operating income from core operations decreased by $1.1 million, or 5%, to $19.7 million for the six months ended June 30, 2014. Similar to the quarterly discussion above, mortgage banking operations decreased by $2.0 million compared to the first six months of the prior year while deposit fees and service charges increased by $1.0 million.

Other Operating Expenses. Other operating expenses increased by $3.0 million, to $38.4 million for the quarter ended June 30, 2014, compared to $35.5 million for the quarter ended June 30, 2013, largely as a result of Branch Acquisition-related costs, increased salary and employee benefits, payment and card processing and professional services expenses, which were partially offset by decreased advertising and marketing expense and state/municipal business and use taxes as well as an increase in the credit for capitalized loan origination costs. Branch Acquisition-related costs were $2.0 million for the quarter ended June 30, 2014 and there were no acquisition-related costs in the same quarter one year ago.

Salary and employee benefits expense increased $1.1 million, or 5%, to $22.3 million for the quarter ended June 30, 2014, compared to $21.2 million for the quarter ended June 30, 2013, primarily reflecting salary and wage adjustments, incentive bonus accruals, and increased health insurance and other benefit costs somewhat offset by reduced mortgage banking commissions.

Partially offsetting the increase in compensation, the credit for capitalized loan origination costs increased by $212,000 compared to the same quarter a year earlier. Payment and card processing expenses increased $297,000 (12%) compared to the same period one year earlier reflecting increased transactions as a result of the significant growth in core deposits. Professional services expense was $289,000 (35%) higher than in the prior year. Occupancy expense increased $125,000, or 2%, to $5.5 million for the quarter ended June 30, 2014, compared to $5.4 million for the quarter ended June 30, 2013 due largely to increased depreciation expense related to computer hardware and software upgrades and building repair and maintenance expenses. Advertising and marketing expenses decreased $428,000, or 24%, to $1.4 million for the quarter ended June 30, 2014, compared to $1.8 million for the quarter ended June 30, 2013. State/municipal business and use tax expense of $388,000 was $150,000 lower than in the same period one year earlier due to the reduction in the state tax rate from 1.80% to 1.50%. Net gains from REO operations were $109,000 for the quarter ended June 30, 2014 compared to net gains of $195,000 for the quarter ended June 30, 2013.

Other operating expenses for the six months ended June 30, 2014 increased $4.4 million, or 6%, to $74.0 million compared to $69.6 million for the six months ended June 30, 2013. Branch Acquisition-related costs added $2.0 million to operating expenses in the first six months this year compared to no acquisition-related costs in the same period last year. Salary and employee benefits expense increased $1.5 million, or 4%, to $43.5 million for the six months ended June 30, 2014 compared to $42.0 million for the six months ended June 30, 2013, again reflecting salary and wage adjustments and other benefit costs, partially offset by reduced mortgage banking commissions. In addition, the credit for capitalized loan origination costs decreased by $464,000 compared to the same six-month period a year earlier. Reflecting the significant growth in core deposits, expenses for payment and card processing increased by $508,000, or 11%, to $5.3 million for the six months ended June 30, 2014, compared to $4.8 million for the same period in the prior year. Occupancy expenses increased $492,000, or 5%, to $11.2 million for the six months ended June 30, 2014, compared to $10.7 million for the same period in the prior year. REO operations for the six months ended June 30, 2014 resulted in a $70,000 net gain, compared to a net gain of $446,000 for the prior-year period, and included $37,000 of valuation adjustments and $316,000 of net gains on the sale of properties. Professional services expense for the six months ended June 30, 2014 increased $389,000, or 23%, compared to one year ago. Partially offsetting those increases were decreases in advertising and marketing expenses and state/municipal business and use taxes of $872,000 (26%) and $456,000 (45%), respectively. Most other operating expenses were little changed from a year earlier.

Income Taxes. In the quarter ended June 30, 2014, we recognized $8.5 million in income tax expense for an effective tax rate of 33.3%, which reflects our normal statutory tax rate reduced by the impact of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 36.5%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and Idaho income tax rates. For the quarter ended June 30, 2013, we recognized $5.7 million in income tax expense for an effective tax rate of 32.5%. For the six months ended June 30, 2014, we recognized $13.5 million in income tax expense for an effective tax rate of 32.9%. For the six months ended June 30, 2013, we recognized $10.9 million in income tax expense for an effective tax rate of 31.9%. For more discussion on our deferred tax asset, please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Achieving and maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. As a result, our non-performing assets declined substantially in 2013 and have decreased further in the first six months of 2014.  Our key credit quality metrics have improved compared to a year ago, including improvement during the second quarter of this year, and as a result our collection costs have been further reduced. In addition, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results. While our non-performing assets and credit costs have been materially reduced, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $24 million, or 0.51% of total assets, at June 30, 2014, from $29 million, or 0.66% of total assets, at December 31, 2013, and $33 million, or 0.78% of total assets, at June 30, 2013. Construction and land development loans, including related REO, represented approximately 15% of our non-performing assets at June 30, 2014.  Reflecting lingering weakness in the economy and property values which now have generally stabilized but are lower than when many of the related loans were originated, we continued to maintain a substantial allowance for loan losses even though non-performing loans declined.  At June 30, 2014, our allowance for loan losses was $74 million, or 1.97% of total loans and 376% of non-performing loans, compared to $74 million, or 2.17% of total loans and 300% of non-performing loans at December 31, 2013.  Included in our allowance at June 30, 2014 was an unallocated portion of $7 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  We believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and further believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

The primary components of the $24 million in non-performing assets are $16 million in nonaccrual loans and $4.5 million in REO and other repossessed assets. The geographic distribution of REO included approximately $687,000, or 15%, in the Puget Sound region, $2.4 million, or 53%, in the greater Portland market area, $207,000, or 5%, in the greater Boise market area, and $1.2 million, or 27%, in other areas of Washington, Oregon and Idaho.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At June 30, 2014, we had $37 million of restructured loans currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$2,692	$6,287	$4,810
Multifamily	422	—	335
Construction and land	1,296	1,193	2,775
One- to four-family	9,354	12,532	11,465
Commercial business	925	723	2,819
Agricultural business, including secured by farmland	104	—	—
Consumer	1,205	1,173	1,938
	15,998	21,908	24,142
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	993	—	—
One- to four-family	2,181	2,611	1,897
Commercial business	280	—	4
Agricultural business, including secured by farmland	—	105	—
Consumer	293	144	58
	3,747	2,860	1,959
Total non-performing loans	19,745	24,768	26,101
REO, net (2)	4,388	4,044	6,714
Other repossessed assets held for sale (2)	69	115	118
Total non-performing assets	$24,202	$28,927	$32,933

Total non-performing loans to loans before allowance for loan losses	0.52%	0.72%	0.79%
Total non-performing loans to total assets	0.42%	0.56%	0.62%
Total non-performing assets to total assets	0.51%	0.66%	0.78%

Restructured loans (3)	$37,461	$47,428	$51,732

Loans 30-89 days past due and on accrual	$7,670	$8,784	$5,902

(1)	Includes $3.9 million of non-accrual restructured loans. For the six months ended June 30, 2014, $599,000 in interest income would have been recorded had nonaccrual loans been current.

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

(3)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at June 30, 2014 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Secured by real estate:
Commercial	$3,685	$—	$—	$3,685
Multifamily	422	—	—	422
Construction and land
Residential land acquisition & development	—	750	—	750
Residential land improved lots	—	546	—	546
Total construction and land	—	1,296	—	1,296
One- to four-family	8,279	2,672	584	11,535
Commercial business	1,163	42	—	1,205
Agricultural business, including secured by farmland	104	—	—	104
Consumer	1,356	6	136	1,498
Total non-performing loans	15,009	4,016	720	19,745
REO	1,801	2,380	207	4,388
Other repossessed assets	69	—	—	69
Total non-performing assets	$16,879	$6,396	$927	$24,202
Percent of non-performing assets	70%	26%	4%	100%

In addition to the non-performing loans as of June 30, 2014, we had other classified loans with an aggregate outstanding balance of $62 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

We have no nonaccrual lending relationships with aggregate loan exposures in excess of $1 million. There were seven non-accrual lending relationships that collectively comprise $4.9 million, or 30.7% of our total non-performing loans as of June 30, 2014. At that date the single largest non-performing lending relationship consisted of two loans that totaled $940,000 secured by single family residences located in the greater Portland, Oregon area. The second largest non-performing lending relationship consisted of three loans that totaled $850,000 secured by commercial real estate and a single family residence. The third largest non-performing lending relationship consisted one loan that totaled $750,000 and is secured by real estate being developed for residential purposes in the greater Portland, Oregon area. The remaining balance of our non-performing loans consists of 79 lending relationships with borrowers located throughout our market areas.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the property, less estimate selling costs, or the carrying value of the loan. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the quarter ended June 30, 2014, we had no impairment charges, compared to the quarter ended June 30, 2013 in which we recognized $226,000 of impairment charges related to these types of assets. For the six months ended June 30, 2014 and 2013, we recognized $37,000 and $299,000, respectively, of these impairment charges.

At June 30, 2014, we had $4.4 million of REO, the most significant components of which are a commercial office building in the greater Spokane, Washington area with a book value of $935,000; a subdivision in the greater Portland, Oregon area consisting of eight residential buildable lots and 33.2 acres of undeveloped land with a book value of $798,000; and three residential lots in the greater Portland, Oregon area with a book value of $504,000.  All other REO holdings have individual book values of less than $500,000. The geographic distribution of REO included approximately $2.4 million, or 53%, in the greater Portland market area, $687,000, or 15%, in the Puget Sound region, $207,000, or 5%, in the greater Boise market area, and $1.2 million, or 27%, in other areas of Washington, Oregon and Idaho.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the six months ended June 30, 2014 and 2013, our loan originations exceeded our loan repayments by $316 million and $329 million, respectively. During those periods we purchased loans of $102 million and $91,000, respectively.  During the six months ended June 30, 2014 and 2013, we sold

$161 million and $276 million, respectively, of loans.  Securities purchased during the six months ended June 30, 2014 and 2013 totaled $66 million and $212 million, respectively, and securities repayments, maturities and sales were $58 million and $202 million, respectively.

Our primary financing activity is gathering deposits. Deposits increased by $301 million during the first six months of 2014, including a $64 million increase in certificates of deposits. The Branch Acquisition resulted in a $212 million increase in deposits, including $80 million in non-interest bearing deposits, $97 million in interest-bearing transaction and savings accounts, and $35 million in certificates of deposit. The increase in certificate balances in the six months ended June 30, 2014 reflects an $84 million increase in brokered deposits issued to provide additional funding to support the strong loan growth. Certificates of deposits are generally more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2014, certificates of deposit amounted to $937 million, or 24% of our total deposits, including $709 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) increased $18 million, from December 31, 2013 to $45 million at June 30, 2014, and decreased $9 million from June 30, 2013 to meet loan funding needs. As of June 30, 2014, FHLB advances were for short-term borrowings. Other borrowings increased $6 million to $89 million for the six months ended June 30, 2014 and decreased $2 million from one year ago. The increase in other borrowings in the six months ended June 30, 2014 was due to an increase of retail repurchase agreements.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2014 and 2013, we used our sources of funds primarily to fund loan commitments, purchase securities, and pay maturing savings certificates and deposit withdrawals. At June 30, 2014, we had outstanding loan commitments totaling $1.225 billion, including undisbursed loans in process and unused credit lines totaling $1.182 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Seattle, which at June 30, 2014 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $849 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $23 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $45 million, or 1.0% of our assets at June 30, 2014.  In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $680 million as of June 30, 2014, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at June 30, 2014 or December 31, 2013.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At June 30, 2014, the Company (on an unconsolidated basis) had liquid assets of $41.6 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30, 2014, total equity increased $24 million, or 4%, to $563 million.  Total equity at June 30, 2014 is entirely attributable to common stock.  At June 30, 2014, tangible common stockholders’ equity, which excludes other intangible assets, was $559 million, or 11.79% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common stockholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At June 30, 2014, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2013 Form 10-K for additional information regarding regulatory capital requirements for Banner and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2014, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Banner Corporation—consolidated
Total capital to risk-weighted assets	$667,027	16.45%	$324,294	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	616,055	15.20	162,147	4.00	n/a	n/a
Tier 1 leverage capital to average assets	616,055	13.65	180,496	4.00	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	582,843	15.08	309,260	8.00	$386,574	10.00%
Tier 1 capital to risk-weighted assets	534,223	13.82	154,630	4.00	231,945	6.00
Tier 1 leverage capital to average assets	534,223	12.50	170,948	4.00	213,685	5.00
Islanders Bank
Total capital to risk-weighted assets	35,697	19.26	14,831	8.00	18,538	10.00
Tier 1 capital to risk-weighted assets	33,376	18.00	7,415	4.00	11,123	6.00
Tier 1 leverage capital to average assets	33,376	13.96	9,563	4.00	11,954	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of June 30, 2014, our loans with interest rate floors totaled approximately $1.7 billion and had a weighted average floor rate of 4.81%. An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits. By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid. As a result, a prolonged period of very low interest rates will likely result in compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth, as of June 30, 2014, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$(1,192)	(0.7)%	$10,813	3.00%	$(70,642)	(9.2)%
+300	(879)	(0.5)	8,711	2.40	(48,594)	(6.3)
+200	(488)	(0.3)	6,753	1.90	(28,962)	(3.8)
+100	(901)	(0.5)	2,765	0.80	(10,726)	(1.4)
0	—	—	—	—	—	—
-25	(133)	(0.1)	(1,904)	(0.50)	(10,082)	(1.3)
-50	(1,552)	(0.9)	(6,645)	(1.80)	(35,195)	(4.6)

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2014 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2014, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $599 million, representing a one-year cumulative gap to total assets ratio of 12.63%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2014 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$212,603	$7,361	$10,607	$2,187	$407	$73	$233,238
Fixed-rate mortgage loans	128,496	99,962	254,611	150,492	164,541	88,123	886,225
Adjustable-rate mortgage loans	541,800	146,189	442,570	275,054	23,492	—	1,429,105
Fixed-rate mortgage-backed securities	63,143	42,687	154,648	47,151	14,175	15,689	337,493
Adjustable-rate mortgage-backed securities	2,511	—	—	—	—	—	2,511
Fixed-rate commercial/agricultural loans	45,293	46,771	99,878	35,780	13,985	908	242,615
Adjustable-rate commercial/agricultural loans	606,550	9,436	30,099	20,356	1,182	—	667,623
Consumer and other loans	189,658	15,820	64,909	23,817	15,453	1,452	311,109
Investment securities and interest-earning deposits	177,352	12,052	42,798	56,164	64,355	45,457	398,178
Total rate sensitive assets	1,967,406	380,278	1,100,120	611,001	297,590	151,702	4,508,097
Interest-bearing liabilities: (2)
Regular savings and interest checking accounts	204,422	190,118	443,610	443,610	—	—	1,281,760
Money market deposit accounts	245,053	147,032	98,021	—	—	—	490,106
Certificates of deposit	492,911	210,949	186,330	41,405	5,356	36	936,987
FHLB advances	45,200	—	—	—	—	—	45,200
Other borrowings	—	—	—	—	—	—	—
Junior subordinated debentures	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	88,946	—	—	—	—	—	88,946
Total rate sensitive liabilities	1,200,248	548,099	727,961	485,015	5,356	36	2,966,715
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$767,158	$(167,821)	$372,159	$125,986	$292,234	$151,666	$1,541,382
Cumulative excess (deficiency) of interest-sensitive assets	$767,158	$599,337	$971,496	$1,097,482	$1,389,716	$1,541,382	$1,541,382
Cumulative ratio of interest-earning assets to interest-bearing liabilities	163.92%	134.28%	139.23%	137.06%	146.84%	151.96%	151.96%
Interest sensitivity gap to total assets	16.17%	(3.54)%	7.84%	2.65%	6.16%	3.20%	32.48%
Ratio of cumulative gap to total assets	16.17%	12.63%	20.47%	23.13%	29.29%	32.48%	32.48%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been (385,903), or (8.13)% of total assets at June 30, 2014.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2014:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
April 1, 2014 – April 30, 2014	1,470	$40.31	n/a	978,826
May 1, 2014 – May 31, 2014	75	39.52	n/a	978,826
June 1, 2014 – June 30, 2014	4,697	38.79	n/a	978,826
Total for quarter	6,242	39.15	n/a	978,826

The 6,242 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

On March 26, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 978,826 shares of the Company's common stock, or 5% of the Company's outstanding shares. Under the plan, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

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

3{b}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 000-26584)].

4{a}	Warrant to purchase shares of Company’s common stock dated November 21, 2008 [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{a}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 000-26584)].

10{b}	Amended and Restated Employment Agreement with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

10{c}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{d}	Supplemental Retirement Plan as Amended with Jesse G. Foster [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-26584)].

10{e}
Supplemental Executive Retirement Program Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-26584)].

10{f}
Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Lloyd W. Baker, Cynthia D. Purcell, and Richard B. Barton [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 and the exhibits filed with the Form 8-K on May 6, 2008 (File No. 000-26584)].

10{g}	1998 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated February 2, 1999 (File No. 333-71625)].

10{h}	2001 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 8, 2001 (File No. 333-67168)].

10{i}
Form of Employment Agreement entered into with Lloyd W. Baker, Cynthia D. Purcell, Richard B. Barton, and Douglas M. Bennett [incorporated by reference to exhibits filed with the Form 8-K on June 25, 2014 (File No. 000-26584)].

10{j}
2004 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-26584)].

10{k}
2004 Executive Officer and Director Investment Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-26584)].

10{l}	Long-Term Incentive Plan and Form of Repricing Agreement [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008 (File No. 000-26584)].

10{m}
2005 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-26584)]

10{n}	Entry into an Indemnification Agreement with each of the Registrant's Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010 (File No. 000-26584)].

10{o}	2012 Restricted Stock and Incentive Bonus Plan [incorporated by reference as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 19, 2013 (File No. 000-26584)].

10{p}
Form of Performance-Based Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant's Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

10{q}	Form of Time-Based Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant's Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

10{r}	2014 Omnibus Incentive Plan [incorporated by reference as Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 000-26584)].

10{s}
Forms of Equity-Based Award Agreements: Incentive Stock Option Award Agreement, Non-Qualified Stock Option Award Agreement, Restricted Stock Award Agreement, Restricted Stock Unit Award Agreement, Stock Appreciation Right Award Agreement, and Performance Unit Award Agreement [incorporated by reference to Exhibits 10.2 - 10.7 included in the Registration Statement on Form S-8 dated May 9, 2014 (File No. 333-195835)].

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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Stockholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 8, 2014	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2014	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)