Form 10-Q
period 2014-09-30
BANNER CORP
filed 2014-11-06
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________

 Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of October 31, 2014
Common Stock, $.01 par value per share			19,571,713 shares *

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements. The Unaudited Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013	4

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013	5

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013	6

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2014 and the Year Ended December 31, 2013	7

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	8

Selected Notes to the Consolidated Financial Statements	10

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	50

Comparison of Financial Condition at September 30, 2014 and December 31, 2013	56

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013	57

Asset Quality	62

Liquidity and Capital Resources	64

Capital Requirements	65

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	67

Sensitivity Analysis	67

Item 4 – Controls and Procedures	71

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	72

Item 1A – Risk Factors	72

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3 – Defaults upon Senior Securities	72

Item 4 – Mine Safety Disclosures	72

Item 5 – Other Information	72

Item 6 – Exhibits	73

SIGNATURES	75

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2014 and December 31, 2013

ASSETS	September 30 2014	December 31 2013
Cash and due from banks	$151,725	$137,349
Securities—trading, amortized cost $58,390 and $75,150, respectively	51,076	62,472
Securities—available-for-sale, amortized cost $435,272 and $474,960, respectively	433,745	470,280
Securities—held-to-maturity, fair value $138,754 and $103,610, respectively	133,069	102,513
Federal Home Loan Bank (FHLB) stock	29,106	35,390
Loans receivable:
Held for sale	6,949	2,734
Held for portfolio	3,799,746	3,415,711
Allowance for loan losses	(74,331)	(74,258)
	3,732,364	3,344,187
Accrued interest receivable	17,062	13,996
Real estate owned (REO), held for sale, net	3,928	4,044
Property and equipment, net	91,291	90,267
Intangible assets, net	3,362	2,449
Bank-owned life insurance (BOLI)	63,293	61,945
Deferred tax assets, net	21,830	27,479
Income tax receivable	—	9,728
Other assets	27,538	26,799
	$4,759,389	$4,388,898
LIABILITIES
Deposits:
Non-interest-bearing	$1,304,720	$1,115,346
Interest-bearing transaction and savings accounts	1,833,404	1,629,885
Interest-bearing certificates	852,994	872,695
	3,991,118	3,617,926
Advances from FHLB at fair value	250	27,250
Other borrowings	67,605	83,056
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	77,624	73,928
Accrued expenses and other liabilities	32,375	31,324
Deferred compensation	16,359	16,442
	4,185,331	3,849,926
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 19,571,505 shares issued and outstanding at September 30, 2014; 19,543,769 shares issued and 19,509,429 shares outstanding at December 31, 2013	568,255	569,028
Retained earnings (accumulated deficit)	6,780	(25,073)
Accumulated other comprehensive loss	(977)	(2,996)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost: no shares outstanding at September 30, 2014 and 34,340 shares outstanding at December 31, 2013	—	(1,987)
	574,058	538,972
	$4,759,389	$4,388,898
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
INTEREST INCOME:
Loans receivable	$46,496	$41,953	$131,439	$125,734
Mortgage-backed securities	1,459	1,281	4,376	3,847
Securities and cash equivalents	1,809	1,803	5,595	5,535
	49,764	45,037	141,410	135,116
INTEREST EXPENSE:
Deposits	1,903	2,330	5,776	7,539
FHLB advances	20	28	110	92
Other borrowings	43	44	133	151
Junior subordinated debentures	734	742	2,180	2,225
	2,700	3,144	8,199	10,007
Net interest income before provision for loan losses	47,064	41,893	133,211	125,109
PROVISION FOR LOAN LOSSES	—	—	—	—
Net interest income	47,064	41,893	133,211	125,109
OTHER OPERATING INCOME:
Deposit fees and other service charges	8,289	6,982	22,237	19,911
Mortgage banking operations	2,842	2,590	7,282	9,002
Miscellaneous	761	920	2,041	2,375
	11,892	10,492	31,560	31,288
Gain on sale of securities	6	2	41	1,020
Other-than-temporary impairment recovery	—	—	—	409
Net change in valuation of financial instruments carried at fair value	1,452	(352)	1,662	(1,954)
Acquisition bargain purchase gain	—	—	9,079	—
Total other operating income	13,350	10,142	42,342	30,763
OTHER OPERATING EXPENSES:
Salary and employee benefits	22,971	21,244	66,457	63,197
Less capitalized loan origination costs	(3,204)	(2,915)	(8,680)	(8,856)
Occupancy and equipment	5,819	5,317	17,055	16,061
Information/computer data services	2,131	1,710	5,984	5,353
Payment and card processing expenses	3,201	2,530	8,462	7,284
Professional services	784	1,074	2,900	2,799
Advertising and marketing	2,454	1,556	4,878	4,853
Deposit insurance	607	564	1,820	1,826
State/municipal business and use taxes	475	461	1,022	1,463
REO operations	(190)	(601)	(260)	(1,047)
Amortization of core deposit intangibles	531	471	1,460	1,453
Acquisition-related costs	(494)	—	1,530	—
Miscellaneous	3,410	3,079	9,884	9,660
Total other operating expenses	38,495	34,490	112,512	104,046
Income before provision for income taxes	21,919	17,545	63,041	51,826
PROVISION FOR INCOME TAXES	7,076	5,880	20,620	16,825
NET INCOME	$14,843	$11,665	$42,421	$35,001
Earnings per common share:
Basic	$0.77	$0.60	$2.19	$1.81
Diluted	$0.76	$0.60	$2.19	$1.80
Cumulative dividends declared per common share	$0.18	$0.15	$0.54	$0.39
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
NET INCOME	$14,843	$11,665	$42,421	$35,001
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	(1,636)	1,240	3,195	(6,314)
Income tax benefit (expense) related to available-for-sale securities unrealized holding gains (losses)	592	(446)	(1,150)	2,273
Reclassification for net gains (losses) on available-for-sale securities realized in earnings	(6)	(2)	(41)	(1,429)
Income tax (benefit) expense related to available-for-sale securities realized (gains) losses	2	1	15	514
Other comprehensive income (loss)	(1,048)	793	2,019	(4,956)
COMPREHENSIVE INCOME	$13,795	$12,458	$44,440	$30,045

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Nine Months Ended September 30, 2014 and the Year Ended December 31, 2013

	Common Stock and Paid in Capital		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	19,420,625	$567,907	$(61,102)	$2,101	$(1,987)	$506,919
Net income			46,555			46,555
Other comprehensive loss, net of income tax				(5,097)		(5,097)
Accrual of dividends on common stock ($0.54/share cumulative)			(10,526)			(10,526)
Proceeds from issuance of common stock for stockholder reinvestment program	2,098	72				72
Issuance of restricted stock and recognition of share-based compensation	86,706	1,049				1,049
BALANCE, December 31, 2013	19,509,429	$569,028	$(25,073)	$(2,996)	$(1,987)	$538,972

Balance, January 1, 2014	19,509,429	$569,028	$(25,073)	$(2,996)	$(1,987)	$538,972
Net income			42,421			42,421
Other comprehensive income, net of income tax				2,019		2,019
Accrual of dividends on common stock ($0.54/share cumulative)			(10,568)			(10,568)
Redemption of unallocated shares upon termination of ESOP		(1,987)			1,987	—
Repurchase of shares upon termination of ESOP	(13,550)	(556)				(556)
Proceeds from issuance of common stock for stockholder reinvestment program	2,295	93				93
Issuance of restricted stock and recognition of share-based compensation	73,331	1,677				1,677
BALANCE, September 30, 2014	19,571,505	$568,255	$6,780	$(977)	$—	$574,058

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30
	2014	2013
OPERATING ACTIVITIES:
Net income	$42,421	$35,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,081	5,540
Deferred income and expense, net of amortization	2,555	2,786
Amortization of core deposit intangibles	1,460	1,453
Gain on sale of securities	(41)	(1,020)
Other-than-temporary impairment recovery	—	(409)
Net change in valuation of financial instruments carried at fair value	(1,662)	1,954
Purchases of securities—trading	(2,387)	(27,458)
Proceeds from sales of securities—trading	2,387	29,351
Principal repayments and maturities of securities—trading	16,791	5,119
Bargain purchase gain on acquisition	(9,079)	—
Decrease in deferred taxes	5,648	8,937
Increase (decrease) in current taxes payable	9,995	(12,054)
Equity-based compensation	1,677	583
Increase in cash surrender value of BOLI	(1,329)	(1,503)
Gain on sale of loans, net of capitalized servicing rights	(4,235)	(5,505)
Gain on disposal of real estate held for sale and property and equipment	(817)	(2,445)
Provision for losses on real estate held for sale	37	490
Origination of loans held for sale	(262,159)	(360,602)
Proceeds from sales of loans held for sale	262,179	369,560
Net change in:
Other assets	(2,118)	20,666
Other liabilities	(33)	(2,098)
Net cash provided from operating activities	67,371	68,346
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(48,022)	(193,901)
Principal repayments and maturities of securities—available-for-sale	29,198	74,642
Proceeds from sales of securities—available-for-sale	55,982	103,274
Purchases of securities—held-to-maturity	(35,121)	(12,963)
Principal repayments and maturities of securities—held-to-maturity	3,857	2,613
Loan originations, net of principal repayments	(151,355)	(51,792)
Purchases of loans and participating interest in loans	(152,321)	(166)
Proceeds from sales of other loans	4,609	4,803
Net cash received from acquisition	127,557	—
Purchases of property and equipment	(4,024)	(5,510)
Proceeds from sale of real estate held for sale, net	3,631	15,758
Proceeds from FHLB stock repurchase program	6,284	997
Other	(2,063)	(359)
Net cash used by investing activities	(161,788)	(62,604)
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	161,106	(22,519)
Advances, net of repayments of FHLB borrowings	(27,005)	9,995
Increase in other borrowings, net	(15,451)	6,276
Cash dividends paid	(9,950)	(4,872)
Cash proceeds from issuance of stock for stockholder reinvestment plan	93	45
Net cash provided from (used by) financing activities	108,793	(11,075)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	14,376	(5,333)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	137,349	181,298
CASH AND DUE FROM BANKS, END OF PERIOD	$151,725	$175,965
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$8,277	$10,337
Taxes paid, net of refunds received in cash	6,102	17,147
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	3,019	2,743
ACQUISITIONS (Note 4):
Assets acquired	221,206	—
Liabilities assumed	212,127	—

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC (2013 Form 10-K).  Interim results are not necessarily indicative of results for a full year.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Proposed Acquisition of AmericanWest Bank

On November 5, 2014, the Company announced the execution of a definitive agreement to purchase the holding company for AmericanWest Bank (AmericanWest), a Washington state charted commercial bank. Pursuant to the agreement, AmericanWest’s holding company will merge with and into Banner and AmericanWest Bank will merge with and into Banner Bank. The merged banks will operate under the Banner Bank brand. Under the terms of the agreement, the aggregate consideration to be received by AmericanWest equityholders will consist of a fixed amount of 13.23 million shares of Banner common stock and $130.0 million in cash. Upon completion of the transaction, such shares will represent an approximately 38.8% pro forma ownership interest in Banner. Based on the closing price of Banner common stock on November 4, 2014, the aggregate value of the transaction is approximately $702 million. The definitive merger agreement was approved unanimously by the boards of directors of both companies. The merger is expected to close during the second quarter of 2015 and is subject to approval by Banner’s shareholders and regulatory agencies as well as other customary closing conditions.

Proposed Acquisition of Siuslaw Financial Group, Inc.

On August 7, 2014, the Company announced the execution of a definitive agreement to purchase Siuslaw Financial Group, Inc. (Siuslaw), the holding company of Siuslaw Bank, an Oregon state charted commercial bank. Subject to the terms and conditions of the merger agreement, the transaction provides for the Siuslaw shareholders to receive consideration of $1.41622 in cash plus 0.32231 of a share of Banner common stock in exchange for each share of Siuslaw common stock, which is approximately 90% stock and 10% cash. In connection with the transaction, Banner has received approval from the Federal Deposit Insurance Corporation, the Washington Department of Financial Institutions and the Oregon Department of Consumer Business and Services of the proposed merger of Siuslaw Bank with and into Banner Bank. Banner has filed a waiver request with the Federal Reserve Board requesting that it waive its application requirements with respect to the proposed merger of Siuslaw with and into Banner. Completion of the transaction is subject to customary conditions, including approval of the Merger Agreement by Siuslaw's shareholders and the receipt of the waiver from the Federal Reserve Board. Upon closing of the transaction Siuslaw will be merged into Banner and Siuslaw Bank will be merged into Banner Bank.

Stockholder Equity Transactions:

Omnibus Incentive Plan: On January 28, 2014, the Company's board of directors unanimously adopted, and on April 22, 2014 the Company's shareholders approved, the Banner Corporation 2014 Omnibus Incentive Plan (2014 Plan). The purpose of the 2014 Plan is to promote the success and enhance the value of Banner by linking the personal interests of employees and directors with those of Banner's shareholders. The 2014 Plan is further intended to provide flexibility to Banner in its ability to motivate, attract, and retain the services of employees and directors upon whose judgment, interest and special effort Banner depends. The 2014 Plan also allows performance-based compensation to be provided in a manner that exempts such compensation from the deduction limits imposed by Section 162(m) of the Internal Revenue Code.

Note 3:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

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

Revenue from Contracts with Customers
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the standard will have on the Company’s consolidated financial statements.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

In August 2014, FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this ASU affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The ASU provides specific guidance on how to classify or measure foreclosed mortgage loans that are government guaranteed. The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and creditor has the ability to recover under the claim and, 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. ASU No. 2014-14 is effective for fiscal years and interim periods beginning after December 15, 2014 and is not expected to have a material impact on the Company's consolidated financial statements.

Note 4:  BUSINESS COMBINATIONS

Acquisition of Six Oregon Branches

Effective as of the close of business on June 20, 2014, Banner Bank completed the purchase of six branches from Umpqua Bank, successor to Sterling Savings Bank (the Branch Acquisition). Five of the six branches are located in Coos County, Oregon and the sixth branch is located in Douglas County, Oregon. The purchase provided $212 million in deposit accounts, $88 million in loans, and $3 million in branch properties. Banner Bank received $128 million in cash from the transaction.

The assets acquired and liabilities assumed in the purchase have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in recognition of a core deposit intangible asset of $2.4 million and an acquisition bargain purchase gain of $9.1 million. The bargain purchase gain represents the excess fair value of the net assets acquired over the purchase price, including fair value of liabilities assumed. The bargain purchase gain consisted primarily of a $7 million discount on the assets acquired in this required branch divestiture combined with a $2.4 million core deposit intangible, net of approximately $300,000 in other fair value adjustments. The acquired core deposit intangible has been determined to have a useful life of approximately eight years and will be amortized on an accelerated basis.

The following table displays the fair value as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

Fair Value at Acquisition June 20, 2014
Assets:
Cash	$127,557
Loans receivable (contractual amount of $88.3 million)	87,923
Property and equipment	3,079
Core deposit intangible	2,372
Other assets	275
Total assets	221,206

Liabilities:
Deposits	212,085
Other liabilities	42
Total liabilities	212,127
Acquisition bargain purchase gain	$9,079

Amounts recorded are preliminary estimates of fair value. Additional adjustmentss to the purchase price allocation may be required and would most likely involve loans or property and equipment. The primary reason for the acquisition was to continue the Company's growth strategy, including expanding our geographic footprint in markets throughout the Northwest. As of June 20, 2014, the transaction had no remaining contingencies. Pro forma results of operations for the three and nine months ended September 30, 2014 and 2013, as if the Branch Acquisition had occurred on January 1, 2013, have not been presented because historical financial information was not available.

The operating results of the Company include the operating results produced by the six acquired branches from June 21, 2014 to September 30, 2014. In connection with the acquisition, Banner recognized actual expenses and accrued for anticipated expenses a total of $2.0 million in the quarter ended June 30, 2014. In the quarter ended September 30, 2014, Banner adjusted the accrued estimated expenses to reflect amounts actually incurred, which resulted in a reversal of expenses totaling $494,000 for the quarter. For the nine months ended September 30, 2014, acquisition-related expenses totaled $1.5 million. See the following table of acquisition-related expenses for the three and nine months ended September 30, 2014 as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Acquisition-related costs recognized in other operating expenses:
Non-capitalized equipment and repairs	$70	$99
Client communications	(108)	130
Information/computer data services	(335)	297
Payment and processing expenses	(205)	66
Professional services	56	674
Miscellaneous	28	264
	$(494)	$1,530

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	September 30, 2014	December 31, 2013
Interest-bearing deposits included in cash and due from banks	$82,702	$67,638
U.S. Government and agency obligations	46,943	61,327
Municipal bonds:
Taxable	35,020	34,216
Tax exempt	137,979	119,588
Total municipal bonds	172,999	153,804
Corporate bonds	35,862	44,154
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	56,331	58,117
One- to four-family residential other	753	1,051
Multifamily agency guaranteed	269,143	281,319
Multifamily other	10,476	10,234
Total mortgage-backed or related securities	336,703	350,721
Asset-backed securities:
Student Loan Marketing Association (SLMA)	15,650	15,681
Other asset-backed securities	9,671	9,510
Total asset-backed securities	25,321	25,191
Equity securities (excludes FHLB stock)	62	68
Total securities	617,890	635,265
Total interest-bearing deposits and securities	$700,592	$702,903

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at September 30, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

	September 30, 2014			December 31, 2013
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,340	$1,494	2.9%	$1,370	$1,481	2.4%
Municipal bonds:
Tax exempt	1,665	1,707	3.4	4,969	5,023	8.0
Corporate bonds	37,981	29,013	56.8	49,498	35,140	56.2
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	8,697	9,393	18.4	10,483	11,230	18.0
Multifamily agency guaranteed	8,693	9,407	18.4	8,816	9,530	15.3
Total mortgage-backed or related securities	17,390	18,800	36.8	19,299	20,760	33.3
Equity securities	14	62	0.1	14	68	0.1
	$58,390	$51,076	100.0%	$75,150	$62,472	100.0%

There were three sales of securities—trading totaling $2.4 million with a resulting net gain of $1,000 during the nine months ended September 30, 2014. There were 40 sales of securities—trading totaling $29.4 million with a resulting net gain of $1.5 million during the nine months ended September 30, 2013, including $1.0 million which represented recoveries on certain collateralized debt obligations that had previously been written off.  In addition to the $1.5 million net gain, the Company also recognized a $409,000 OTTI recovery on sales of securities—trading during the nine months ended September 30, 2013, which was related to the sale of certain equity securities issued by government-sponsored entities.  The Company did not recognize any OTTI charges or recoveries on securities—trading during the nine months ended September 30, 2014. No securities—trading were on nonaccrual status at September 30, 2014 and 2013.

The amortized cost and estimated fair value of securities—trading at September 30, 2014 and December 31, 2013, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturing in one year or less	$260	$262	$260	$263
Maturing after one year through five years	7,917	8,467	7,056	7,298
Maturing after five years through ten years	7,159	7,805	12,602	13,572
Maturing after ten years through twenty years	21,181	20,024	33,335	27,472
Maturing after twenty years	21,859	14,456	21,883	13,799
	58,376	51,014	75,136	62,404
Equity securities	14	62	14	68
	$58,390	$51,076	$75,150	$62,472

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at September 30, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$43,565	$15	$(287)	$43,293	10.0%
Municipal bonds:
Taxable	19,567	97	(44)	19,620	4.5
Tax exempt	29,944	168	(53)	30,059	6.9
Total municipal bonds	49,511	265	(97)	49,679	11.4
Corporate bonds	5,000	49	—	5,049	1.2
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	44,897	792	(437)	45,252	10.4
One- to four-family residential other	712	41	—	753	0.2
Multifamily agency guaranteed	255,519	438	(2,035)	253,922	58.6
Multifamily other	10,529	11	(64)	10,476	2.4
Total mortgage-backed or related securities	311,657	1,282	(2,536)	310,403	71.6
Asset-backed securities:
SLMA	15,486	164	—	15,650	3.6
Other asset-backed securities	10,053	—	(382)	9,671	2.2
Total asset-backed securities	25,539	164	(382)	25,321	5.8
	$435,272	$1,775	$(3,302)	$433,745	100.0%

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$59,178	$117	$(635)	$58,660	12.5%
Municipal bonds:
Taxable	23,842	100	(278)	23,664	5.0
Tax exempt	29,229	170	(208)	29,191	6.2
Total municipal bonds	53,071	270	(486)	52,855	11.2
Corporate bonds	7,001	2	(39)	6,964	1.5
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	47,077	648	(838)	46,887	10.0
One- to four-family residential other	988	63	—	1,051	0.2
Multifamily agency guaranteed	271,428	402	(3,392)	268,438	57.1
Multifamily other	10,604	—	(370)	10,234	2.2
Total mortgage-backed or related securities	330,097	1,113	(4,600)	326,610	69.5
Asset-backed securities:
SLMA	15,553	128	—	15,681	3.3
Other asset-backed securities	10,060	—	(550)	9,510	2.0
Total asset-backed securities	25,613	128	(550)	25,191	5.3
	$474,960	$1,630	$(6,310)	$470,280	100.0%

At September 30, 2014 and December 31, 2013, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$16,102	$(50)	$20,301	$(237)	$36,403	$(287)
Municipal bonds:
Taxable	4,585	(6)	3,691	(38)	8,276	(44)
Tax exempt	2,140	(3)	3,661	(50)	5,801	(53)
Total municipal bonds	6,725	(9)	7,352	(88)	14,077	(97)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	7,459	(61)	11,836	(376)	19,295	(437)
Multifamily agency guaranteed	92,070	(426)	104,790	(1,609)	196,860	(2,035)
Multifamily other	8,417	(64)	—	—	8,417	(64)
Total mortgage-backed or related securities	107,946	(551)	116,626	(1,985)	224,572	(2,536)
Asset-backed securities:
Other asset-backed securities	—	—	9,671	(382)	9,671	(382)
	$130,773	$(610)	$153,950	$(2,692)	$284,723	$(3,302)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$39,621	$(633)	$998	$(2)	$40,619	$(635)
Municipal bonds:
Taxable	15,580	(261)	413	(17)	15,993	(278)
Tax exempt	8,217	(205)	487	(3)	8,704	(208)
Total municipal bonds	23,797	(466)	900	(20)	24,697	(486)
Corporate bonds	4,961	(39)	—	—	4,961	(39)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	14,972	(133)	22,560	(705)	37,532	(838)
Multifamily agency guaranteed	199,407	(3,162)	10,096	(230)	209,503	(3,392)
Multifamily other	10,234	(370)	—	—	10,234	(370)
Total mortgage-backed or related securities	224,613	(3,665)	32,656	(935)	257,269	(4,600)
Asset-backed securities:
Other asset-backed securities	—	—	9,510	(550)	9,510	(550)
	$292,992	$(4,803)	$44,064	$(1,507)	$337,056	$(6,310)

There were 12 sales of securities—available-for-sale totaling $56.0 million with a resulting net gain of $40,000 during the nine months ended September 30, 2014. There were 35 sales of securities—available-for-sale totaling $103.3 million with a resulting net loss of $116,000 during the nine months ended September 30, 2013.  At September 30, 2014, there were 90 securities—available for sale with unrealized losses, compared to 114 securities at December 31, 2013.  Management does not believe that any individual unrealized loss as of September 30, 2014 represents OTTI.  The decline in fair market values of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale on nonaccrual status at September 30, 2014 or 2013.

The amortized cost and estimated fair value of securities—available-for-sale at September 30, 2014 and December 31, 2013, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturing in one year or less	$3,951	$3,955	$25,136	$25,256
Maturing after one year through five years	312,365	310,514	322,493	319,489
Maturing after five years through ten years	48,536	48,587	58,468	57,782
Maturing after ten years through twenty years	12,100	12,107	15,535	15,135
Maturing after twenty years	58,320	58,582	53,328	52,618
	$435,272	$433,745	$474,960	$470,280

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at September 30, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
U.S. Government and agency obligations	$2,156	$—	$(25)	$2,131	1.6%
Municipal bonds:
Taxable	15,400	286	(4)	15,682	11.6
Tax exempt	106,213	5,591	(167)	111,637	79.8
Total municipal bonds	121,613	5,877	(171)	127,319	91.4
Corporate bonds	1,800	—	—	1,800	1.4
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	1,686	—	(12)	1,674	1.2
Multifamily agency guaranteed	5,814	18	(2)	5,830	4.4
Total mortgage-backed or related securities	7,500	18	(14)	7,504	5.6
	$133,069	$5,895	$(210)	$138,754	100.0%

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
U.S. Government and agency obligations	$1,186	$—	$(80)	$1,106	1.2%
Municipal bonds:
Taxable	10,552	193	(204)	10,541	10.3
Tax exempt	85,374	2,545	(1,299)	86,620	83.3
Total municipal bonds	95,926	2,738	(1,503)	97,161	93.6
Corporate bonds	2,050	—	—	2,050	2.0
Mortgage-backed or related securities:
Multifamily agency guaranteed	3,351	—	(58)	3,293	3.2
	$102,513	$2,738	$(1,641)	$103,610	100.0%

At September 30, 2014 and December 31, 2013, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$—	$—	$1,131	$(25)	$1,131	$(25)
Municipal bonds:
Taxable	1,147	(4)	—	—	1,147	(4)
Tax exempt	5,091	(39)	7,418	(128)	12,509	(167)
Total municipal bonds	6,238	(43)	7,418	(128)	13,656	(171)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	1,674	(12)	—	—	1,674	(12)
Multifamily agency guaranteed	2,230	(2)	—	—	2,230	(2)
Total mortgage-backed or related securities	3,904	(14)	—	—	3,904	(14)
	$10,142	$(57)	$8,549	$(153)	$18,691	$(210)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,106	$(80)	$—	$—	$1,106	$(80)
Municipal bonds:
Taxable	3,344	(110)	2,964	(94)	6,308	(204)
Tax exempt	31,234	(1,282)	303	(17)	31,537	(1,299)
Total municipal bonds	34,578	(1,392)	3,267	(111)	37,845	(1,503)
Mortgage-backed or related securities:
Multifamily agency guaranteed	3,293	(58)	—	—	3,293	(58)
	$38,977	$(1,530)	$3,267	$(111)	$42,244	$(1,641)

There were no sales of securities—held-to-maturity during the nine months ended September 30, 2014 and 2013.  At September 30, 2014, there were 27 securities—held-to-maturity with unrealized losses, compared to 36 securities at December 31, 2013.  Management does not believe that any individual unrealized loss as of September 30, 2014 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—held-to-maturity on nonaccrual status at September 30, 2014 or 2013.

The amortized cost and estimated fair value of securities—held-to-maturity at September 30, 2014 and December 31, 2013, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturing in one year or less	$940	$947	$1,270	$1,281
Maturing after one year through five years	15,400	15,679	10,834	11,206
Maturing after five years through ten years	26,090	26,440	17,948	17,908
Maturing after ten years through twenty years	75,613	80,421	59,643	60,791
Maturing after twenty years	15,026	15,267	12,818	12,424
	$133,069	$138,754	$102,513	$103,610

Pledged Securities: The following table presents, as of September 30, 2014, investment securities and interest-bearing deposits which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$137,864	$137,738	$143,306
Interest rate swap counterparties	9,751	9,405	9,751
Retail repurchase agreements	100,350	100,115	100,350
Other	248	248	248
Total pledged securities and interest-bearing deposits	$248,213	$247,506	$253,655

Note 6:  FHLB STOCK

The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at cost, which is its par value ($100 per share) and which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.  At September 30, 2014 and December 31, 2013, respectively, the Company had recorded $29.1 million and $35.4 million in investments in FHLB stock.  This stock is generally viewed as a long-term investment and it does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. For the three months ended September 30, 2014 and 2013, the Banks received dividend income of $8,000 and $9,000, respectively, on FHLB stock. For the nine months ended September 30, 2014 and 2013, the Banks received dividend income of $26,000 and $9,000, respectively, on FHLB stock.

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

Previously, the Federal Housing Finance Agency (the FHFA), the FHLB of Seattle's primary regulator, determined that the FHLB of Seattle had a risk-based capital deficiency as of December 31, 2008, and required the FHLB to suspend future dividends and the repurchase and redemption of outstanding common stock. Subsequent improvement in the FHLB's operating performance and financial condition, however, led to a September 7, 2012 announcement by the FHLB that the FHFA now considers the FHLB of Seattle to be adequately capitalized. Dividends on, or repurchases of, the FHLB of Seattle stock continue to require the consent of the FHFA. Since the third quarter of 2012, the FHFA has approved the repurchase of portions of FHLB of Seattle stock in each subsequent quarter and since the third quarter of 2013 has approved the payment of cash dividends by the FHLB of Seattle in each subsequent quarter. The FHLB repurchased $2.1 million of the Banks' stock during the quarter ending September 30, 2014. Even though the payment of dividends and stock repurchases have resumed, the Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of Banner's investment. On September 25, 2014, the FHLB of Seattle entered into an Agreement and Plan of Merger with and into the FHLB of Des Moines. The Merger approval is subject to a number of conditions including, among other things, member approval for each FHLB as well as regulatory approval. Based on the above, the Company has determined there was no impairment on its FHLB stock investment as of September 30, 2014.

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

Loans receivable, including loans held for sale, at September 30, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$546,333	14.4%	$502,601	14.7%
Investment properties	854,284	22.4	692,457	20.3
Multifamily real estate	183,944	4.8	137,153	4.0
Commercial construction	18,606	0.5	12,168	0.4
Multifamily construction	48,606	1.3	52,081	1.5
One- to four-family construction	214,141	5.6	200,864	5.8
Land and land development:
Residential	89,649	2.4	75,695	2.2
Commercial	10,505	0.3	10,450	0.3
Commercial business	728,088	19.1	682,169	20.0
Agricultural business, including secured by farmland	240,048	6.3	228,291	6.7
One- to four-family residential	527,271	13.8	529,494	15.5
Consumer:
Consumer secured by one- to four-family	215,385	5.7	173,188	5.1
Consumer-other	129,835	3.4	121,834	3.5
Total loans outstanding	3,806,695	100.0%	3,418,445	100.0%
Less allowance for loan losses	(74,331)		(74,258)
Net loans	$3,732,364		$3,344,187

Loan amounts are net of unearned loan fees in excess of unamortized costs of $8.0 million as of September 30, 2014 and $8.3 million as of December 31, 2013.

The Company’s total loans by geographic concentration at September 30, 2014 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate:
Owner-occupied	$389,967	$85,032	$53,891	$17,443	$546,333
Investment properties	532,415	123,874	59,963	138,032	854,284
Multifamily real estate	141,337	27,685	14,847	75	183,944
Commercial construction	16,953	—	1,653	—	18,606
Multifamily construction	41,462	7,144	—	—	48,606
One- to four-family construction	128,882	82,656	2,603	—	214,141
Land and land development:
Residential	50,257	38,327	1,065	—	89,649
Commercial	5,055	2,569	2,881	—	10,505
Commercial business	392,334	121,078	80,262	134,414	728,088
Agricultural business, including secured by farmland	123,910	63,146	52,992	—	240,048
One- to four-family residential	329,751	173,384	23,371	765	527,271
Consumer:
Consumer secured by one- to four-family	130,312	69,121	15,313	639	215,385
Consumer—other	83,379	39,818	6,241	397	129,835
Total loans	$2,366,014	$833,834	$315,082	$291,765	$3,806,695
Percent of total loans	62.1%	21.9%	8.3%	7.7%	100.0%

The geographic concentrations of the Company’s land and land development loans by state at September 30, 2014 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$21,759	$17,976	$922	$40,657
Improved land and lots	25,062	19,122	143	44,327
Unimproved land	3,436	1,229	—	4,665
Commercial:
Improved land and lots	2,863	489	1,784	5,136
Unimproved land	2,192	2,080	1,097	5,369
Total land and land development loans	$55,312	$40,896	$3,946	$100,154
Percent of land and land development loans	55.3%	40.8%	3.9%	100.0%

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees and origination costs, at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Fixed-rate (term to maturity):
Maturing in one year or less	$106,939	$122,313
Maturing after one year through three years	165,930	143,322
Maturing after three years through five years	196,794	187,279
Maturing after five years through ten years	235,143	209,869
Maturing after ten years	551,436	439,004
Total fixed-rate loans	1,256,242	1,101,787
Adjustable-rate (term to rate adjustment):
Maturing or repricing in one year or less	1,502,536	1,390,579
Maturing or repricing after one year through three years	408,079	279,791
Maturing or repricing after three years through five years	553,810	541,529
Maturing or repricing after five years through ten years	84,758	99,503
Maturing or repricing after ten years	1,270	5,256
Total adjustable-rate loans	2,550,453	2,316,658
Total loans	$3,806,695	$3,418,445
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

The amount of impaired loans and the related allocated reserve for loan losses as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate:
Owner-occupied	$2,396	$33	$2,466	$31
Investment properties	305	57	3,821	89
Multifamily real estate	397	55	—	—
One- to four-family construction	—	—	269	—
Land and land development:
Residential	1,285	173	924	6
Commercial business	1,037	60	724	104
Agricultural business, including secured by farmland	229	15	—	—
One- to four-family residential	8,615	83	12,532	250
Consumer:
Consumer secured by one- to four-family	724	34	903	13
Consumer—other	414	1	269	1
Total nonaccrual loans	15,402	511	21,908	494

Loans 90 days or more past due and still accruing
Commercial real estate:
Owner-occupied	993	1	—	—
Commercial business	301	6	—	—
Agricultural business, including secured by farmland	—	—	105	8
One- to four-family residential	2,777	12	2,611	16
Consumer:
Consumer secured by one- to four-family	—	—	13	—
Consumer—other	306	—	131	1
Total loans past due and still accruing	4,377	19	2,860	25

Troubled debt restructuring on accrual status:
Commercial real estate:
Owner-occupied	184	4	186	4
Investment properties	6,062	751	5,367	415
Multifamily real estate	791	91	5,744	1,139
One- to four-family construction	3,721	620	6,864	1,002
Land and land development:
Residential	1,637	476	4,061	754
Commercial business	880	103	1,299	222
One- to four-family residential	16,677	1,074	23,302	1,355
Consumer:
Consumer secured by one- to four-family	233	30	360	33
Consumer—other	202	6	245	34
Total troubled debt restructurings on accrual status	30,387	3,155	47,428	4,958
Total impaired loans	$50,166	$3,685	$72,196	$5,477

As of September 30, 2014 and December 31, 2013, the Company had commitments to advance funds related to TDRs up to additional amounts of $788,000 and $225,000, respectively.

The following tables provide additional information on impaired loans with and without specific allowance reserves at or for the nine months ended September 30, 2014 and at or for the year ended December 31, 2013 (in thousands):

	At or For the Nine Months Ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$1,565	$1,614	$34	$1,579	$38
Investment properties	305	850	57	325	—
Multifamily real estate	397	397	55	423	—
Commercial business	1,338	1,705	66	1,307	14
Agricultural business/farmland	229	229	15	102	—
One- to four-family residential	9,179	9,809	26	9,439	89
Consumer:
Consumer secured by one- to four-family	628	641	12	642	—
Consumer—other	602	607	1	607	12
	14,243	15,852	266	14,424	153
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	2,008	2,008	4	1,555	8
Investment properties	6,062	6,467	751	6,124	238
Multifamily real estate	791	791	91	797	34
One- to-four family construction	3,721	3,721	620	3,501	120
Land and land development:
Residential	2,922	4,078	649	2,937	67
Commercial business	880	880	103	918	38
One- to four-family residential	18,890	19,652	1,143	19,457	659
Consumer:
Consumer secured by one- to four-family	329	329	52	383	13
Consumer—other	320	336	6	331	15
	35,923	38,262	3,419	36,003	1,192
Total
Commercial real estate:
Owner-occupied	3,573	3,622	38	3,134	46
Investment properties	6,367	7,317	808	6,449	238
Multifamily real estate	1,188	1,188	146	1,220	34
One- to four-family construction	3,721	3,721	620	3,501	120
Land and land development:
Residential	2,922	4,078	649	2,937	67
Commercial business	2,218	2,585	169	2,225	52
Agricultural business/farmland	229	229	15	102	—
One- to four-family residential	28,069	29,461	1,169	28,896	748
Consumer:
Consumer secured by one- to four-family	957	970	64	1,025	13
Consumer—other	922	943	7	938	27
	$50,166	$54,114	$3,685	$50,427	$1,345

	At or For the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$534	$584	$31	$569	$—
Investment properties	429	974	89	624	—
Commercial business	724	1,040	104	896	—
Agricultural business/farmland	105	105	8	110	8
One- to four-family residential	8,611	9,229	42	8,889	31
Consumer:
Consumer secured by one- to four-family	870	1,013	13	900	1
Consumer—other	276	285	2	287	8
	11,549	13,230	289	12,275	48
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	2,118	2,118	4	2,192	12
Investment properties	8,759	10,395	415	8,353	241
Multifamily real estate	5,744	5,744	1,139	5,705	298
One- to-four family construction	7,133	7,213	1,002	5,870	239
Land and land development:
Residential	4,985	6,140	760	6,053	221
Commercial business	1,298	1,298	222	1,340	59
One- to four-family residential	29,834	31,440	1,579	31,668	1,032
Consumer:
Consumer secured by one- to four-family	406	407	33	503	24
Consumer—other	370	386	34	390	21
	60,647	65,141	5,188	62,074	2,147
Total
Commercial real estate
Owner-occupied	2,652	2,702	35	2,761	12
Investment properties	9,188	11,369	504	8,977	241
Multifamily real estate	5,744	5,744	1,139	5,705	298
One- to four-family construction	7,133	7,213	1,002	5,870	239
Land and land development
Residential	4,985	6,140	760	6,053	221
Commercial business	2,022	2,338	326	2,236	59
Agricultural business/farmland	105	105	8	110	8
One- to four-family residential	38,445	40,669	1,621	40,557	1,063
Consumer
Consumer secured by one- to four-family	1,276	1,420	46	1,403	25
Consumer—other	646	671	36	677	29
	$72,196	$78,371	$5,477	$74,349	$2,195

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.  These analyses may identify a specific impairment amount needed or may conclude that no reserve is needed.  Any specific impairment that is identified is included in the category’s Related Allowance column.

The following tables present TDRs at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$184	$110	$294
Investment properties	6,062	38	6,100
Multifamily real estate	791	—	791
One- to four-family construction	3,721	—	3,721
Land and land development:
Residential	1,637	535	2,172
Commercial business	880	103	983
One- to four-family residential	16,677	950	17,627
Consumer:
Consumer secured by one- to four-family	233	119	352
Consumer—other	202	117	319
	$30,387	$1,972	$32,359

	December 31, 2013
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$186	$613	$799
Investment properties	5,367	1,630	6,997
Multifamily real estate	5,744	—	5,744
One- to four-family construction	6,864	269	7,133
Land and land development:
Residential	4,061	174	4,235
Commercial business	1,299	164	1,463
One- to four-family residential	23,302	2,474	25,776
Consumer:
Consumer secured by one- to four-family	360	252	612
Consumer—other	245	123	368
	$47,428	$5,699	$53,127

The following tables present new TDRs that occurred during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate
Owner occupied	—	$—	$—	1	$94	$94
One- to four-family construction	1	388	388	5	1,369	1,369
Commercial business	—	—	—	1	100	100
One- to four-family residential	2	434	434	2	434	434
Consumer-other	—	—	—	1	9	9
	3	$822	$822	10	$2,006	$2,006

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Multifamily real estate	—	$—	$—	1	$376	$376
One- to four-family construction	3	773	773	11	3,008	3,008
Land and land development—residential	2	1,029	1,029	2	1,029	1,029
One- to four-family residential	—	—	—	10	2,923	2,923
	5	$1,802	$1,802	24	$7,336	$7,336

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

The following table presents TDRs which incurred a payment default within twelve months of the restructure date during the three and nine month periods ended September 30, 2014 and 2013 (in thousands).  A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Commercial business	$—	$137	$—	$137
Total	$—	$137	$—	$137

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the nine months ended September 30, 2014.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,366,811	$182,727	$364,770	$684,572	$234,787	$514,857	$342,524	$3,691,048
Special mention	5,147	—	—	34,137	1,183	64	144	40,675
Substandard	28,394	1,217	16,737	9,372	4,078	12,350	2,541	74,689
Doubtful	265	—	—	7	—	—	11	283
Loss	—	—	—	—	—	—	—	—
Total loans	$1,400,617	$183,944	$381,507	$728,088	$240,048	$527,271	$345,220	$3,806,695

Performing loans	$1,396,923	$183,547	$380,222	$726,750	$239,819	$515,879	$343,776	$3,786,916
Non-performing loans (2)	3,694	397	1,285	1,338	229	11,392	1,444	19,779
Total loans	$1,400,617	$183,944	$381,507	$728,088	$240,048	$527,271	$345,220	$3,806,695

	December 31, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,160,921	$131,523	$332,150	$655,007	$225,329	$511,967	$291,992	$3,308,889
Special mention	6,614	—	350	10,484	561	—	106	18,115
Substandard	26,979	5,630	18,758	16,669	2,401	17,527	2,924	90,888
Doubtful	544	—	—	9	—	—	—	553
Loss	—	—	—	—	—	—	—	—
Total loans	$1,195,058	$137,153	$351,258	$682,169	$228,291	$529,494	$295,022	$3,418,445

Performing loans	$1,188,771	$137,153	$350,065	$681,445	$228,187	$514,351	$293,705	$3,393,677
Non-performing loans (2)	6,287	—	1,193	724	104	15,143	1,317	24,768
Total loans	$1,195,058	$137,153	$351,258	$682,169	$228,291	$529,494	$295,022	$3,418,445

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of September 30, 2014 and December 31, 2013, in the commercial business category, $109 million and $94 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$187	$1,620	$1,258	$3,065	$543,268	$546,333	$993
Investment properties	—	—	267	267	854,017	854,284	—
Multifamily real estate	—	—	—	—	183,944	183,944	—
Commercial construction	—	—	—	—	18,606	18,606	—
Multifamily construction	—	—	—	—	48,606	48,606	—
One-to-four-family construction	—	—	—	—	214,141	214,141	—
Land and land development:
Residential	—	—	750	750	88,899	89,649	—
Commercial	—	—	—	—	10,505	10,505	—
Commercial business	188	145	899	1,232	726,856	728,088	301
Agricultural business, including secured by farmland	14	552	229	795	239,253	240,048	—
One- to four-family residential	240	3,401	7,274	10,915	516,356	527,271	2,777
Consumer:
Consumer secured by one- to four-family	368	572	176	1,116	214,269	215,385	—
Consumer—other	346	67	521	934	128,901	129,835	306
Total	$1,343	$6,357	$11,374	$19,074	$3,787,621	$3,806,695	$4,377

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$883	$550	$813	$2,246	$500,355	$502,601	$—
Investment properties	—	—	—	—	692,457	692,457	—
Multifamily real estate	1,845	785	—	2,630	134,523	137,153	—
Commercial construction	—	—	—	—	12,168	12,168	—
Multifamily construction	—	—	—	—	52,081	52,081	—
One-to-four-family construction	9	7	4	20	200,844	200,864	—
Land and land development:
Residential	—	—	251	251	75,444	75,695	—
Commercial	—	—	—	—	10,450	10,450	—
Commercial business	2,001	2	299	2,302	679,867	682,169	—
Agricultural business, including secured by farmland	—	—	—	—	228,291	228,291	105
One-to four-family residential	521	2,550	9,142	12,213	517,281	529,494	2,611
Consumer:
Consumer secured by one- to four-family	723	93	918	1,734	171,454	173,188	13
Consumer—other	384	99	131	614	121,220	121,834	131
Total	$6,366	$4,086	$11,558	$22,010	$3,396,435	$3,418,445	$2,860

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,884	$5,765	$17,837	$12,014	$2,824	$9,270	$748	$6,968	$74,310
Provision for loan losses	527	(853)	2,858	490	(339)	(38)	603	(3,248)	—
Recoveries	94	—	84	256	587	143	53	—	1,217
Charge-offs	—	(20)	—	(83)	(125)	(239)	(729)	—	(1,196)
Ending balance	$19,505	$4,892	$20,779	$12,677	$2,947	$9,136	$675	$3,720	$74,331

	For the Nine Months Ended September 30, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,759	$5,306	$17,640	$11,773	$2,841	$11,486	$1,335	$7,118	$74,258
Provision for loan losses	3,321	(394)	2,558	1,150	(1,017)	(2,253)	33	(3,398)	—
Recoveries	664	—	788	835	1,248	535	393	—	4,463
Charge-offs	(1,239)	(20)	(207)	(1,081)	(125)	(632)	(1,086)	—	(4,390)
Ending balance	$19,505	$4,892	$20,779	$12,677	$2,947	$9,136	$675	$3,720	$74,331

	September 30, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$755	$91	$1,269	$103	$—	$1,143	$58	$—	$3,419
Allowance collectively evaluated for impairment	18,750	4,801	19,510	12,574	2,947	7,993	617	3,720	70,912
Total allowance for loan losses	$19,505	$4,892	$20,779	$12,677	$2,947	$9,136	$675	$3,720	$74,331

Loan balances:
Loans individually evaluated for impairment	$8,070	$791	$6,643	$880	$—	$18,890	$649	$—	$35,923
Loans collectively evaluated for impairment	1,392,547	183,153	374,864	727,208	240,048	508,381	344,571	—	3,770,772
Total loans	$1,400,617	$183,944	$381,507	$728,088	$240,048	$527,271	$345,220	$—	$3,806,695

	For the Three Months Ended September 30, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$14,898	$4,973	$16,625	$10,806	$3,805	$14,974	$1,011	$9,029	$76,121
Provision for loan losses	1,239	310	(464)	(223)	(411)	(1,599)	43	1,105	—
Recoveries	331	—	507	339	265	19	68	—	1,529
Charge-offs	(850)	—	—	(246)	(248)	(207)	(174)	—	(1,725)
Ending balance	$15,618	$5,283	$16,668	$10,676	$3,411	$13,187	$948	$10,134	$75,925

	For the Nine Months Ended September 30, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$15,322	$4,506	$14,991	$9,957	$2,295	$16,475	$1,348	$11,865	$76,759
Provision for loan losses	(383)	777	1,586	901	752	(2,166)	264	(1,731)	—
Recoveries	2,295	—	945	1,391	612	138	287	—	5,668
Charge-offs	(1,616)	—	(854)	(1,573)	(248)	(1,260)	(951)	—	(6,502)
Ending balance	$15,618	$5,283	$16,668	$10,676	$3,411	$13,187	$948	$10,134	$75,925

	September 30, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$459	$1,256	$2,182	$202	$—	$1,639	$85	$—	$5,823
Allowance collectively evaluated for impairment	15,159	4,027	14,486	10,474	3,411	11,548	863	10,134	70,102
Total allowance for loan losses	$15,618	$5,283	$16,668	$10,676	$3,411	$13,187	$948	$10,134	$75,925

Loan balances:
Loans individually evaluated for impairment	$9,137	$5,810	$13,613	$1,115	$—	$28,711	$1,139	$—	$59,525
Loans collectively evaluated for impairment	1,112,961	127,960	319,999	634,543	223,187	514,552	282,709	—	3,215,911
Total loans	$1,122,098	$133,770	$333,612	$635,658	$223,187	$543,263	$283,848	$—	$3,275,436

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Balance, beginning of the period	$4,388	$6,714	$4,044	$15,778
Additions from loan foreclosures	135	963	2,837	2,467
Additions from capitalized costs	—	297	35	344
Proceeds from dispositions of REO	(860)	(3,970)	(3,631)	(15,758)
Gain on sale of REO	265	1,005	680	2,477
Valuation adjustments in the period	—	(191)	(37)	(490)
Balance, end of the period	$3,928	$4,818	$3,928	$4,818

The following table shows REO by type and geographic location by state as of September 30, 2014 (in thousands):

	Washington	Oregon	Idaho	Total
Land development—residential	$259	$1,637	$32	$1,928
One- to four-family real estate	1,257	743	—	2,000
Balance, end of period	$1,516	$2,380	$32	$3,928

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

Note 9:  INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Intangible Assets:  At September 30, 2014, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

The Company amortizes CDI over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.  The CDI assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in three separate bank acquisitions during 2007, a single branch acquisition in the quarter ended September 30, 2013, and the Branch Acquisition in the quarter ended June 30, 2014.  These intangible assets are being amortized using an accelerated method over estimated useful lives of three to eight years.  The CDI assets are not estimated to have a significant residual value.

The following table summarizes the changes in the Company’s core deposit intangibles for the nine months ended September 30, 2014 and the year ended December 31, 2013 (in thousands):

CDI
Balance, December 31, 2012	$4,230
Additions through acquisitions	160
Amortization	(1,941)
Balance, December 31, 2013	2,449
Additions through acquisitions	2,372
Amortization	(1,459)
Balance, September 30, 2014	$3,362

The following table presents the estimated amortization expense with respect to intangibles for the periods indicated (in thousands):

CDI
Remainder of 2014	$531
2015	1,007
2016	353
2017	321
2018	296
Thereafter	854
$3,362

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and nine months ended September 30, 2014, the Company did not record an impairment charge.  During the three and nine months ended September 30, 2013, the Company reversed $400,000 and $1.0 million, respectively, of valuation allowance for previously recorded impairment charges. Loans serviced for others totaled $1.219 billion and $1.116 billion at September 30, 2014 and December 31, 2013, respectively.  Custodial accounts maintained in connection with this servicing totaled $4.2 million and $5.4 million at September 30, 2014 and December 31, 2013, respectively.

An analysis of our mortgage servicing rights, net of valuation allowances, for the three and nine months ended September 30, 2014 and 2013 is presented below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Balance, beginning of the period	$8,481	$7,036	$8,086	$6,244
Amounts capitalized	846	769	2,215	2,352
Amortization (1)	(543)	(520)	(1,517)	(1,911)
Valuation adjustments in the period	—	400	—	1,000
Balance, end of the period (2)	$8,784	$7,685	$8,784	$7,685

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	There was no valuation allowance as of September 30, 2014 and a $300,000 valuation allowance as of September 30, 2013.

Note 10:  DEPOSITS AND RETAIL REPURCHASE AGREEMENTS

Deposits consisted of the following at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing accounts	$1,304,720	32.7%	$1,115,346	30.8%
Interest-bearing checking	429,876	10.8	422,910	11.7
Regular savings accounts	899,868	22.5	798,764	22.1
Money market accounts	503,660	12.6	408,211	11.3
Total transaction and saving accounts	3,138,124	78.6	2,745,231	75.9
Certificates of deposit	852,994	21.4	872,695	24.1
Total deposits	$3,991,118	100.0%	$3,617,926	100.0%
Included in total deposits:
Public fund transaction accounts	$99,519	2.5%	$87,521	2.4%
Public fund interest-bearing certificates	48,508	1.2	51,465	1.4
Total public deposits	$148,027	3.7%	$138,986	3.8%
Total brokered deposits	$41,249	1.0%	$4,291	0.1%

Certificate of deposit accounts by total balance at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Certificates of deposit less than $100,000	$405,788	$386,745
Certificates of deposit $100,000 through $250,000	285,239	308,130
Certificates of deposit more than $250,000	161,967	177,820
Total certificates of deposit	$852,994	$872,695

Scheduled maturities and repricing of certificate accounts at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Certificates which mature or reprice:
Within one year or less	$641,098	$660,394
After one year through two years	121,166	117,789
After two years through three years	47,563	47,362
After three years through four years	20,309	26,443
After four years through five years	17,673	17,075
After five years	5,185	3,632
Total certificates of deposit	$852,994	$872,695
The following table presents the geographic concentration of deposits at September 30, 2014 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Total deposits	$2,889,675	$864,869	$236,574	$3,991,118
Percent of total deposits	72.4%	21.7%	5.9%	100.0%

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

The following table presents retail repurchase agreement balances as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Retail repurchase agreements	$67,605	$83,056

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

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for certain financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period.

Items Measured at Fair Value on a Recurring Basis:

Banner records trading account securities, securities available-for-sale, FHLB advances, junior subordinated debentures and certain derivative transactions at fair value on a recurring basis.

•
Investment securities primarily consist of U.S. Government and agency obligations, municipal bonds, corporate bonds, single issue trust preferred securities (TPS), pooled trust preferred collateralized debt obligation securities (TRUP CDO), mortgage-backed securities, asset-backed securities, equity securities and certain other financial instruments.

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements. In particular, the market for our TRUP CDO securities has been generally inactive during this period. This was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market also has been inactive as almost no new TRUP CDOs have been issued since 2007. There are still very few market participants who are willing and/or able to transact for these securities. Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security. As of September 30, 2014, Banner owned $20 million in par value of these securities.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at September 30, 2014 and December 31, 2013:

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

Where appropriate, management reviewed the valuation methodologies and assumptions used by the independent third party providers and determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements. For one TRUP CDO, management became aware that a marketplace auction occurred one day after quarter-end that would redeem this security at par in the fourth quarter. That successful auction caused management to increase the fair value of this security to par and resulted in the recognition of a $2.3 million fair value gain on this security in the quarter ended September 30, 2014. The aggregate result of the fair value analysis of all the Level 3 TRUP CDO measurements was a fair value gain of $1.9 million in the quarter ended September 30, 2014 and a fair value gain of $4.8 million in the nine months ended September 30, 2014.

At September 30, 2014, Banner also owned approximately $19 million in amortized cost of single issuer TPS securities for which no direct market data or independent valuation source is available. Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities. Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. Management took into consideration the limited market data that was available regarding similar securities and assessed the performance of the three individual issuers of TPS securities owned by the Company. In the current quarter, the Company again sought input from independent third parties to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. Management concluded that market yields have been relatively stable in the quarter ended September 30, 2014 and that the indicated spreads and implied yields for non-investment grade securities as well as the yields associated with individual issuers in the third party analyst reports continue to support that a 500 basis point spread over the three-month LIBOR index, the same spread as used in the quarter ended June 30, 2014, was still a reasonable basis for determining an appropriate discount rate to estimate the fair value of these securities. These factors were then incorporated into the model at September 30, 2014, where a discount rate equal to three-month LIBOR plus 500 basis points was used to calculate the respective fair values of these securities. The result of this Level 3 fair value measurement was a fair value gain of $35,000 in the quarter ended September 30, 2014 and a fair value gain of $570,000 for the nine months ended September 30, 2014. The Company has and will continue to assess the appropriate fair value hierarchy for determination of fair values on TRUP CDO and TPS securities on a quarterly basis. For all other trading securities and securities available-for-sale we used matrix pricing models from investment reporting and valuation services. Management considers this to be a Level 2 input method.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle. The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate. Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS-related debt that the Company has issued) were also valued using discounted cash flows. These debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  While the quarterly reset of the index on this debt would seemingly keep its fair value reasonably close to book value, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place. In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method. However, as noted above in the discussions of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management believes fair value for these instruments should follow a Level 3 input methodology. Since the discount rate used in the fair value modeling is the most sensitive unobservable estimate in the calculation, the Company again utilized input from the same independent third party noted above to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. In valuing the debentures at September 30, 2014, management evaluated the general market for credit spreads as noted above and for the discount rate used the period-ending three-month LIBOR plus 500 basis points. As noted above in the discussion about single-issuer TPS securities, since market spreads have been relatively stable in the recent period we used the same spread as used in the quarter ended June 30, 2014, resulting in a fair value loss on these instruments of $311,000 for the quarter ended September 30, 2014. The fair value adjustment in the current period was attributed to the passage of time on the years to maturity in the discounted present value calculation used to estimate the fair value.

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$43,293	$—	$43,293
Municipal bonds	—	49,679	—	49,679
Corporate bonds	—	5,049	—	5,049
Mortgage-backed or related securities	—	310,403	—	310,403
Asset-backed securities	—	25,321	—	25,321
	—	433,745	—	433,745
Securities—trading
U.S. Government and agency	—	1,494	—	1,494
Municipal bonds	—	1,707	—	1,707
TPS and TRUP CDOs	—	—	29,013	29,013
Mortgage-backed or related securities	—	18,800	—	18,800
Equity securities and other	—	62	—	62
	—	22,063	29,013	51,076
Derivatives
Interest rate lock commitments	—	226	—	226
Interest rate swaps	—	4,944	—	4,944
	$—	$460,978	$29,013	$489,991

Liabilities:
Advances from FHLB at fair value	$—	$250	$—	$250
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	77,624	77,624
Derivatives
Interest rate sales forward commitments, net	—	33	—	33
Interest rate swaps	—	4,944	—	4,944
	$—	$5,227	$77,624	$82,851

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$58,660	$—	$58,660
Municipal bonds	—	52,855	—	52,855
Corporate bonds	—	6,964	—	6,964
Mortgage-backed or related securities	—	326,610	—	326,610
Asset-backed securities	—	25,191	—	25,191
	—	470,280	—	470,280
Securities—trading
U.S. Government and agency	—	1,481	—	1,481
Municipal bonds	—	5,023	—	5,023
TPS and TRUP CDOs	—	—	35,140	35,140
Mortgage-backed or related securities	—	20,760	—	20,760
Equity securities and other	—	68	—	68
	—	27,332	35,140	62,472
Derivatives
Interest rate lock commitments	—	130	—	130
Interest rate swaps	—	4,946	—	4,946
	$—	$502,688	$35,140	$537,828

Liabilities:
Advances from FHLB at fair value	$—	$27,250	$—	$27,250
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,928	73,928
Derivatives
Interest rate sales forward commitments, net	—	43	—	43
Interest rate swaps	—	4,946	—	4,946
	$—	$32,239	$73,928	$106,167

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$38,529	$77,313	$35,140	$73,928
Total gains or losses recognized
Assets gains, including OTTI	1,969	—	5,389	—
Liabilities losses	—	311	—	3,696
Maturities and paydowns net of discount amortization	(11,485)	—	(11,516)	—
Ending balance at September 30, 2014	$29,013	$77,624	$29,013	$77,624

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$35,105	$73,471	$35,741	$73,063
Total gains or losses recognized
Assets gains (losses), including OTTI	(10)	—	(646)	—
Liabilities losses	—	166	—	574
Ending balance at September 30, 2013	$35,095	$73,637	$35,095	$73,637

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

Items Measured at Fair Value on a Non-recurring Basis:

Impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded. The need for valuation adjustments arises when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount. These valuation adjustments are considered non-recurring fair value adjustments. The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology. As of September 30, 2014, the Company reviewed all of its adversely classified loans totaling $75 million and identified $50 million which were considered impaired. Of those $50 million in impaired loans, $36 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established. The $36 million had original carrying values of $38 million which have been reduced by partial write-downs totaling $2 million. In addition to these write-downs, in order to bring the impaired loan balances to fair value, Banner has also established $3 million in specific reserves on these impaired loans. Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $14 million and were found to require allowances totaling $266,000. The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the properties, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the three months ended September 30, 2014, the Company recognized no impairment charges related to REO assets, compared to $191,000 for the same quarter one year earlier, and for the nine months ended September 30, 2014, the Company recognized $37,000 in impairment charges compared to $490,000 for the same period one year ago.

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2014 and December 31, 2013 (in thousands):

	At or For the Nine Months Ended September 30, 2014
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$5,298	$5,298	$(2,828)
REO	—	—	3,928	3,928	(458)

	At or For the Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$10,627	$10,627	$(4,890)
REO	—	—	4,044	4,044	(853)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2014 and December 31, 2013:

			Weighted Average Rate
Financial Instruments	Valuation Techniques	Unobservable Inputs	September 30, 2014	December 31, 2013
TPS securities	Discounted cash flows	Discount rate	5.24%	5.50%
TRUP CDOs	Discounted cash flows	Discount rate	3.99	3.85
Junior subordinated debentures	Discounted cash flows	Discount rate	5.24	5.50
Impaired loans	Discounted cash flows	Discount rate	Various	Various
	Collateral Valuations	Market values	n/a	n/a
REO	Appraisals	Market values	n/a	n/a

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

Junior subordinated debentures: Similar to the TPS and TRUP CDOs discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of September 30, 2014, or the passage of time, will result in negative fair value adjustments. At September 30, 2014, the discount rate utilized was based on a credit spread of 500 basis points and three-month LIBOR of 24 basis points.

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

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2014 and December 31, 2013, whether or not measured at fair value in the consolidated Statements of Financial Condition.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The carrying value and estimated fair value of financial instruments are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$151,725	$151,725	$137,349	$137,349
Securities—trading	51,076	51,076	62,472	62,472
Securities—available-for-sale	433,745	433,745	470,280	470,280
Securities—held-to-maturity	133,069	138,754	102,513	103,610
Loans receivable held for sale	6,949	7,044	2,734	2,751
Loans receivable	3,799,746	3,676,346	3,415,711	3,297,936
FHLB stock	29,106	29,106	35,390	35,390
Bank-owned life insurance	63,293	63,293	61,945	61,945
Mortgage servicing rights	8,784	12,585	8,086	11,529
Derivatives	5,170	5,170	5,076	5,076
Liabilities:
Demand, interest checking and money market accounts	2,238,256	2,001,116	1,946,467	1,697,095
Regular savings	899,868	794,624	798,764	695,863
Certificates of deposit	852,994	846,973	872,695	867,904
FHLB advances at fair value	250	250	27,250	27,250
Junior subordinated debentures at fair value	77,624	77,624	73,928	73,928
Other borrowings	67,605	67,605	83,056	83,056
Derivatives	4,977	4,977	4,989	4,989

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

Off-Balance Sheet Items: Off-balance sheet financial instruments include unfunded commitments to extend credit, including standby letters of credit, and commitments to purchase investment securities. The fair value of these instruments is not considered to be material. Other commitments to fund loans totaled $1.235 billion and $1.097 billion at September 30, 2014 and December 31, 2013, respectively, and have no carrying value at both dates, representing the cost of such commitments. There were no commitments to purchase securities at September 30, 2014 or at December 31, 2013.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014 and December 31, 2013.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

As of September 30, 2014, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in U.S. federal jurisdiction and in the Oregon and Idaho state jurisdictions. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2013, 2012, 2011, and 2010. Tax years 2006 - 2009 are not open for assessment of additional tax, but remain open for adjustments to the amount of NOLs, credit, and other carryforwards utilized in open years or to be utilized in the future.

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net income	$14,843	$11,665	$42,421	$35,001

Basic weighted average shares outstanding	19,373	19,338	19,353	19,348
Plus unvested restricted stock	47	59	33	55
Diluted weighted shares outstanding	19,420	19,397	19,386	19,403
Earnings per common share
Basic	$0.77	$0.60	$2.19	$1.81
Diluted	$0.76	$0.60	$2.19	$1.80

Options to purchase an additional 19,964 shares of common stock as of September 30, 2014 were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. Also, as of September 30, 2014, the warrants originally issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted EPS for the quarters ended September 30, 2014 and 2013 because the exercise price of the warrants was greater than the average market price of common shares. In June 2013, the Treasury sold the warrants in a public auction. That sale did not change the Company's capital position and did not have any impact on the financial accounting and reporting for these securities.

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

Restricted Stock Grants: Under the 2012 Restricted Stock and Incentive Bonus Plan, which was initially approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the Plan have a minimum vesting period of three years. The Plan will continue in effect for a term of ten years, after which no further awards may be granted. The 2012 Restricted Stock Plan was amended on April 23, 2013 to provide for the ability to grant (1) cash-denominated incentive-based awards payable in cash or common stock, including those that are eligible to qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code and (2) restricted stock awards that qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code. Vesting requirements may include time-based conditions, performance-based conditions, or market-based conditions. As of September 30, 2014, the Company had granted 267,827 shares of restricted stock from the 2012 Restricted Stock and Incentive Bonus Plan, of which 87,139 shares had vested and 180,688 shares remain unvested. The expense associated with all restricted stock grants was $710,000 and $1.8 million, respectively, for the three and nine-month period ended September 30, 2014 and was $482,000 and $1.0 million, respectively, for the three and nine-month period ended September 30, 2013. Unrecognized compensation expense for these awards as of September 30, 2014 was $4.9 million and will be amortized over the next 33 months.

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

During the nine months ended September 30, 2014 and 2013, the Company did not grant any stock options. Additionally, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

There were no stock-based compensation costs related to the SOPs for the quarters ended September 30, 2014 or September 30, 2013. The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period. The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

During the three and nine months ended September 30, 2014 and 2013, there were no exercises of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

Banner Corporation Long-Term Incentive Plan: In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006. The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on Company common stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR). Each SAR entitles the holder to receive cash upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of maturity of the SAR over the fair market value of such share on the date granted plus, for some grants, the dividends declared on the stock from the date of grant to the date of vesting. The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock. The Company re-measures the fair value of SARs each reporting period until the award is settled and recognizes changes in fair value and vesting in compensation expense. The Company recognized compensation expense of $16,000 for the three months ended September 30, 2014 and a net reversal of compensation expense of $122,000 for the nine months ended September 30, 2014 due to variations in market value of the underlying stock, compared to compensation expense of $286,000 for the three months ended September 30, 2013 and a compensation expense of $526,000 for the nine months ended September 30, 2013. At September 30, 2014, the aggregate liability related to SARs was $867,000 and was included in deferred compensation.

Banner Corporation 2014 Omnibus Incentive Plan: The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with exercise of awards. As of September 30, 2014, 9,352 shares had been granted to directors under the 2014 Omnibus Plan.

Note 15:  COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases 65 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Financial Instruments with Off-Balance-Sheet Risk — The Company has financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, commitments related to standby letters of credit, commitments to originate loans, commitments to sell loans, commitments to buy and sell securities.  These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance sheet items recognized in our Consolidated Statements of Financial Condition.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2014	December 31, 2013
Commitments to extend credit	$1,197,737	$1,073,897
Standby letters of credit and financial guarantees	10,004	6,990
Commitments to originate loans	27,272	15,776

Derivatives also included in Note 16:
Commitments to originate loans held for sale	31,071	21,434
Commitments to sell loans secured by one- to four-family residential properties	13,697	9,378
Commitments to sell securities related to mortgage banking activities	22,468	15,200

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Company then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. In 2012, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts in the nine months ended September 30, 2014 or September 30, 2013. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. We limit our exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event we have forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

Legal Proceedings — In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. The claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Company holds a security interest. Based on information known to management at this time, the Company is not a party to any legal proceedings that management believes would have a material adverse effect on the Company's results of operations or consolidated financial position at September 30, 2014.

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

As of September 30, 2014 and December 31, 2013, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$7,175	$1,161	$7,420	$1,295	$7,175	$1,161	$7,420	$1,295

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

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

As of September 30, 2014 and December 31, 2013, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$136,434	$3,782	$135,122	$3,651	$136,434	$3,782	$135,122	$3,651
Mortgage loan commitments	20,477	205	14,107	57	10,593	21	7,326	43
Forward sales contracts	10,593	21	22,526	73	22,468	12	—	—
	$167,504	$4,008	$171,755	$3,781	$169,495	$3,815	$142,448	$3,694

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps from prior to 2009 that were not designated in hedge relationships (with a fair value of $603,000 at September 30, 2014 and $791,000 at December 31, 2013), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

		Three Months Ended September 30		Nine Months Ended September 30
	Location on Income Statement	2014	2013	2014	2013
Mortgage loan commitments	Mortgage banking operations	$(243)	$651	$148	$(165)
Forward sales contracts	Mortgage banking operations	224	(952)	(42)	(130)
		$(19)	$(301)	$106	$(295)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at September 30, 2014 or December 31, 2013, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2014 and December 31, 2013, the termination value of derivatives in a net liability position related to these agreements was $4.6 million and $2.7 million, respectively. The Company generally posts collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $9.8 million and $8.9 million as of September 30, 2014 and December 31, 2013, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Statements of Financial Condition as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$4,944	$—	$4,944	$(212)	$—	$4,732
	$4,944	$—	$4,944	$(212)	$—	$4,732

Derivative liabilities
Interest rate swaps	$4,944	$—	$4,944	$(212)	$(4,520)	$212
	$4,944	$—	$4,944	$(212)	$(4,520)	$212

	December 31, 2013
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$4,946	$—	$4,946	$(554)	$—	$4,392
	$4,946	$—	$4,946	$(554)	$—	$4,392

Derivative liabilities
Interest rate swaps	$4,946	$—	$4,946	$(554)	$(2,657)	$1,735
	$4,946	$—	$4,946	$(554)	$(2,657)	$1,735

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2014, its 90 branch offices and ten loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2014, we had total consolidated assets of $4.8 billion, total loans of $3.8 billion, total deposits of $4.0 billion and total stockholders’ equity of $574 million.

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

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in the third quarter of 2014, as evidenced by our solid operating results and profitability. Highlights for the quarter included additional loan growth, significantly increased core deposits (transaction and savings accounts), additional client acquisition, further improvement in our asset quality and strong revenues from core operations. For the third quarter we had a significant increase in net interest income, as well as a meaningful increase in deposit fees and service charges and a further rebound in revenue from mortgage banking. The current year-to-date period was also highlighted by the acquisition of six branches in southwestern Oregon (the Branch Acquisition). In connection with the Branch Acquisition, as of June 20, 2014, the Company acquired approximately $212 million in deposits, $88 million in loans and 10,500 new customer relationships. In addition, the Company recognized a $9.1 million bargain purchase gain related to the Branch Acquisition, which net of related expenses added $0.25 per diluted share to the year-to-date earnings.

In spite of persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement and consistent profitability in 2012 and 2013 which has continued through the third quarter of 2014.  For the quarter ended September 30, 2014, our net income was $14.8 million, or $0.76 per diluted share, compared to a net income of $11.7 million, or $0.60 per diluted share, for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, our net income was $42.4 million, or $2.19 per diluted share, compared to net income of $35.0 million, or $1.80 per diluted share for the same period a year earlier. Although there continue to be indications that economic conditions are improving, the pace of expansion has been modest and uneven and ongoing uncertainty in the economy will likely continue to be challenging going forward.  As a result, our future operating results and financial performance will be significantly affected by the course of economic activity. However, over the past four years we have significantly added to our client relationships and account base, as well as substantially improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in stronger and sustainable revenues and lower credit costs, and which we believe has positioned the Company well to meet this challenging environment with continued success.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased $5.2 million, or 12%, to $47.1 million for the quarter ended September 30, 2014, compared to $41.9 million for the same quarter one year earlier. This increase in net interest income reflects the significant growth in earning assets and occurred despite the decrease in interest rate spread as a result of declining yields on earning assets, which were only partially offset by continuing reductions in deposit and other funding costs. Our interest rate spread decreased to 4.06% in the current quarter from 4.07% in the quarter ended September 30, 2013 while our net interest margin decreased to 4.07% in the current quarter compared to 4.09% in the same quarter a year earlier.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as credit costs and our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the valuation of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries and acquisition-related bargain purchase gains and costs.  In the nine months ended September 30, 2014, net income was significantly augmented by the $9.1 million bargain purchase gain ($5.8 million net of income tax) realized from the Branch Acquisition. (See Notes 4 and 11 of the Selected Notes to the Consolidated Financial Statements.)

As a result of adequate reserves already in place representing 1.95% of total loans outstanding at September 30, 2014, we did not record a provision for loan losses in the three months ended September 30, 2014. Our reserves at June 30, 2014 and September 30, 2013 were 1.97% and 2.32%, respectively, of total loans outstanding and, similar to the current quarter, no provisions for loan losses were recorded in the quarters ended June 30, 2014 or September 30, 2013. The allowance for loan losses at September 30, 2014 was $74.3 million, representing 376% of non-performing loans. Non-performing loans increased slightly to $19.8 million at September 30, 2014, compared to $19.7 million three months earlier, but decreased 20% when compared to $24.9 million a year earlier. (See Note 7, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Our total other operating income, which includes the gain on sale of securities and changes in the value of financial instruments carried at fair value, was $13.4 million for the quarter ended September 30, 2014, compared to $10.1 million for the quarter ended September 30, 2013. For the quarter ended September 30, 2014, we recorded a net fair value gain of $1.5 million in fair value adjustments and $6,000 in gains on the sale of securities. In comparison, for the quarter ended September 30, 2013, we recorded a net fair value loss of $352,000, partially offset by $2,000 in gains on the sale of securities. Other operating income excluding the gain on sale of securities and changes in the fair value of financial instruments, which we believe is more indicative of our core operations, increased 13% to $11.9 million for the quarter ended September 30, 2014, compared to $10.5 million for the same quarter a year earlier, as a result of meaningfully increased deposit fees and service charges fueled by growth in non-interest-bearing deposit accounts and increased revenues from our mortgage banking operations.

Our total revenues (net interest income before the provision for loan losses plus total other operating income) for the third quarter of 2014 increased $8.4 million to $60.4 million, compared to $52.0 million for the same period a year earlier, as a result of increased net interest income and deposit fees and service charges, positive changes in fair value adjustments, as well as increased mortgage banking revenues and gain on sale of securities.  Our total revenues, excluding changes in the fair value of financial instruments and gain on sale of securities, which we believe are more indicative of our core operations, also were strong at $59.0 million for the quarter ended September 30, 2014, a $6.6 million, or 13% increase, compared to $52.4 million for the same period a year earlier.

Our other operating expenses increased in the third quarter of 2014 compared to a year earlier largely as a result of increased salary and employee benefits, advertising and marketing expenses, payment and card processing expenses, occupancy and equipment expenses and data processing expenses, which were partially offset by decreased professional services expenses and gains on sales of REO properties as well as an increase in the credit for capitalized loan origination costs and a net credit to acquisition-related costs as a result of modest over-accruals of certain of those costs in the preceding quarter.  Other operating expenses were $38.5 million for the quarter ended September 30, 2014, compared to $34.5 million for the same quarter a year earlier.

Other operating income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, and gains or losses on sale of securities and, in certain periods, acquisition-related bargain purchase gains and costs are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013

Total other operating income (GAAP)	$13,350	$10,142	$42,342	$30,763
Exclude net gain on sale of securities	(6)	(2)	(41)	(1,020)
Exclude other-than-temporary impairment (recovery) loss	—	—	—	(409)
Exclude change in valuation of financial instruments carried at fair value	(1,452)	352	(1,662)	1,954
Exclude acquisition bargain purchase gain	—	—	(9,079)	—
Total other operating income from core operations (non-GAAP)	$11,892	$10,492	$31,560	$31,288

Net interest income before provision for loan losses	$47,064	$41,893	$133,211	$125,109
Total other operating income	13,350	10,142	42,342	30,763
Total GAAP revenue	60,414	52,035	175,553	155,872
Exclude net gain on sale of securities	(6)	(2)	(41)	(1,020)
Exclude other-than-temporary impairment (recovery) loss	—	—	—	(409)
Exclude change in valuation of financial instruments carried at fair value	(1,452)	352	(1,662)	1,954
Exclude acquisition bargain purchase gain	—	—	(9,079)	—
Revenue from core operations (non-GAAP)	$58,956	$52,385	$164,771	$156,397

Income before provision for taxes (GAAP)	$21,919	$17,545	$63,041	$51,826
Exclude net gain on sale of securities	(6)	(2)	(41)	(1,020)
Exclude other-than-temporary impairment (recovery) loss	—	—	—	(409)
Exclude change in valuation of financial instruments carried at fair value	(1,452)	352	(1,662)	1,954
Exclude acquisition bargain purchase gain	—	—	(9,079)	—
Income from core operations before provision for taxes (non-GAAP)	$20,461	$17,895	$52,259	$52,351

Net income (GAAP)	$14,843	$11,665	$42,421	$35,001
Exclude net gain on sale of securities	(6)	(2)	(41)	(1,020)
Exclude other-than-temporary impairment (recovery) loss	—	—	—	(409)
Exclude change in valuation of financial instruments carried at fair value	(1,452)	352	(1,662)	1,954
Exclude acquisition bargain purchase gain	—	—	(9,079)	—
Exclude related tax expense (benefit)	525	(126)	3,882	(189)
Total earnings from core operations (non-GAAP)	$13,910	$11,889	$35,521	$35,337

Acquisition bargain purchase gain	$—	$—	$9,079	$—
Acquisition-related costs	494	—	(1,530)	—
Related tax expense	(178)	—	(2,718)	—
Total net effect of acquisition on earnings	$316	$—	$4,831	$—
Diluted weighted shares outstanding	19,419,344	19,397,329	19,385,933	19,402,659
Total net effect of acquisition on diluted earnings per share	$0.02	$—	$0.25	$—

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

	September 30, 2014	December 31, 2013	September 30, 2013
Stockholders’ equity (GAAP)	$574,058	$538,972	$529,992
Exclude other intangible assets, net	3,362	2,449	2,937
Tangible common stockholders’ equity (non-GAAP)	$570,696	$536,523	$527,055
Total assets (GAAP)	$4,759,389	$4,388,898	$4,283,285
Exclude other intangible assets, net	3,362	2,449	2,937
Total tangible assets (non-GAAP)	$4,756,027	$4,386,449	$4,280,348
Tangible common stockholders’ equity to tangible assets (non-GAAP)	12.00%	12.23%	12.31%

Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We had modest loan growth in the current quarter and at September 30, 2014 our net loan portfolio totaled $3.732 billion compared to $3.344 billion at December 31, 2013 and $3.200 billion at September 30, 2013.

We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans for both owner-occupied and investment properties, including construction and development loans for these types of properties, totaled $1.430 billion, or approximately 38% of our loan portfolio at September 30, 2014. In addition, multifamily residential real estate loans, including construction and development loans for these types of properties, totaled $233 million and comprise approximately 6% of our loan portfolio. While our level of activity and investment in commercial and multifamily real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods resulting in growth in these loan balances. Commercial real estate loans increased by $212 million during the first nine months of 2014 and multifamily loans increased by $43 million. We also originate residential construction, land and land development loans and, although our portfolio balances are well below the peak levels before the financial crisis, beginning in 2011 and continuing since then we have experienced increased demand for one- to four-family construction loans. Outstanding residential construction, land and land development balances increased $27 million, or 10%, to $304 million at September 30, 2014 compared to $276 million at December 31, 2013 and increased $34 million, or 13%, compared to $270 million at September 30, 2013. Still, residential construction, land and land development loans represented only approximately 8% of our total loan portfolio at September 30, 2014. Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Reflecting the slowly recovering economy, demand for these types of commercial business loans has been modest although our production levels have increased in recent periods. In recent years, our commercial business lending has also included participation in certain national syndicated loans, including shared national credits, which totaled $118 million at September 30, 2014. Commercial and agricultural business loans increased $58 million, or 6%, to $968 million at September 30, 2014, compared to $910 million at December 31, 2013, and have increased $109 million, or 13%, compared to $859 million at September 30, 2013. Commercial and agricultural business loans represented approximately 25% of our portfolio at September 30, 2014.

Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. Refinancing activity was particularly significant in 2012 and in the first six months of 2013, leading to meaningful increases in residential mortgage originations during those periods; however, the rise in mortgage interest rates that began in the second quarter of 2013 slowed origination activity and has resulted in much lower refinancing activity in recent periods. At September 30, 2014, our outstanding balances for residential mortgages decreased $2 million to $527 million, compared to $529 million at December 31, 2013, and have decreased $16 million compared to $543 million at September 30, 2013. One- to four-family residential real estate loans represented nearly 14% of our loan portfolio at September 30, 2014. Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. We have increased our emphasis on consumer lending in recent years, and while demand for consumer loans has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt, we are starting to see some meaningful growth in 2014. At September 30, 2014, consumer loans, including consumer loans secured by one- to four-family residences, increased $50 million to $345 million, compared to $295 million at December 31, 2013, and have increased $61 million compared to $284 million at September 30, 2013, with most of the increase arising from increased usage of home equity lines of credit.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our branch expansion over many years, including the Branch Acquisition, and our current marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly directed towards increasing transaction and savings accounts and for the past four years we have been very successful in increasing these core deposit balances. The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.

Total deposits were $3.991 billion at September 30, 2014, compared to $3.919 billion three months earlier and $3.535 billion a year ago. Non-interest-bearing account balances increased 8% to $1.305 billion at September 30, 2014, compared to $1.210 billion at June 30, 2014, and increased 24% compared to $1.052 billion a year ago largely as a result of our successful client acquisition strategies and the Branch Acquisition. Interest-bearing transaction and savings accounts increased 3% to $1.833 billion at September 30, 2014, compared to $1.772 billion at June 30, 2014 and increased 16% compared to $1.583 billion a year ago, while certificates of deposit decreased 9% to $853 million at September 30, 2014, compared to $937 million at June 30, 2014 and decreased 5% compared to $900 million a year earlier. Core deposits represented 79% of total deposits at September 30, 2014, compared to 75% of total deposits a year earlier.

Management’s Discussion and Analysis of Results of Operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in the 2013 Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail below. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies during the first nine months of 2014.

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

Real Estate Held for Sale: (Note 8) Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the carrying value of the defaulted loan. Development and improvement costs relating to the property may be capitalized, while other holding costs are expensed. The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value. Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized. The amounts the Bank will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks' control or because of changes in the Banks' strategies for recovering the investment.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

General.  Total assets increased $370 million, or 8%, to $4.759 billion at September 30, 2014, from $4.389 billion at December 31, 2013.  Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) increased $388 million, or 12%, to $3.732 billion at September 30, 2014, from $3.344 billion at December 31, 2013. A portion of these increases resulted from the Branch Acquisition in which we acquired $88 million in loans and $212 million in deposits when the purchase transaction closed on June 20, 2014.

The increase in net loans included increases of $206 million in commercial real estate loans, $50 million in consumer loans, $47 million in multifamily loans, $46 million in commercial business loans, $14 million in land and land development loans, $13 million in one- to four-family construction loans, $12 million in agricultural business loans, and $6 million in commercial construction loans, partially offset by decreases of $3 million in multifamily construction loans and $2 million in one- to four-family residential loans. The increase in commercial real estate loans included $162 million for investment properties and $44 million for owner-occupied properties. The increase in commercial business loans is an encouraging sign of improving economic activity as well as additional successful sales results for our lending officers. The increase in agricultural business loans represents a normal seasonal increase for the third quarter.

The aggregate balance of interest-earning deposits and securities decreased $2 million from December 31, 2013 to $701 million at September 30, 2014. Our total investment in securities decreased $17 million to $618 million at September 30, 2014, while interest-earning deposits increased $15 million during the nine months to $83 million. Securities purchases during the nine-month period have been modest and were primarily mortgage-backed securities and intermediate-term taxable and tax-exempt municipal securities. Securities sales have also been modest and were primarily sales of mortgage-backed securities. The average effective duration of Banner's securities portfolio was approximately 3.2 years at September 30, 2014. Net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were $5.4 million in the nine months ended September 30, 2014. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $3.2 million for the nine months ended September 30, 2014, which was included net of the associated tax expense of $1.2 million as a component of other comprehensive income and largely occurred as a result of modestly decreased market interest rates. (See Note 11 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

REO decreased $116,000, to $3.9 million at September 30, 2014, compared to $4.0 million at December 31, 2013. The September 30, 2014 total included $1.9 million in residential construction, land or land development projects and $2.0 million in single-family homes. During the three months ended September 30, 2014, we transferred $135,000 of loans into REO, disposed of $860,000 of REO properties recognizing $265,000 in gains related to those sales, and did not have any valuation adjustments. During the nine months ended September 30, 2014, we transferred $2.8 million of loans into REO, disposed of $3.6 million of REO properties recognizing $680,000 in gains related to those sales, and charged-off $37,000 in valuation adjustments (see Note 8 of the Selected Notes to the Consolidated Financial Statements in the Form 10-Q and “Asset Quality” discussion below).

Deposits increased $373 million, or 10%, to $3.991 billion at September 30, 2014 from $3.618 billion at December 31, 2013, largely as a result of the Branch Acquisition in the second quarter, as well as a $37 million increase in brokered deposits utilized to meet short-term funding needs caused by the strong loan growth. Following normal seasonal patterns, our deposits at locations other than the recently acquired branches increased significantly in the third quarter, after being nearly unchanged for the first half of the year. Non-interest-bearing deposits increased by $189 million, or 17%, to $1.305 billion at September 30, 2014, compared to $1.115 billion at December 31, 2013, and have increased by 24% compared to a year earlier. Interest-bearing transaction and savings accounts increased by $204 million, or 12%, to $1.833 billion at September 30, 2014 from $1.630 billion at December 31, 2013 and have increased by 16% compared to a year earlier. Certificates of deposit decreased $20 million, or 2%, to $853 million at September 30, 2014 from $873 million at December 31, 2013, and have decreased by 5% compared to a year earlier. Core deposits increased to 79% of total deposits at the end of the third quarter, compared to 75% of total deposits a year earlier. The Branch Acquisition resulted in a $217 million increase in deposits, including $78 million in non-interest bearing deposits, $105 million in interest-bearing transaction and savings accounts, and $34 million in certificates of deposit as of September 30, 2014.

FHLB advances decreased $27 million, or 99%, to $250,000 at September 30, 2014 from $27 million at December 31, 2013 as we used our excess liquidity to repay maturing FHLB advances. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, decreased $15 million, or 19%, to $68 million at September 30, 2014, compared to $83 million at December 31, 2013. No additional junior subordinated debentures were issued or matured during the quarter and the estimated fair value of these instruments increased $4 million to $78 million at September 30, 2014 from $74 million at December 31, 2013. For more information, see Notes 10 and 11 of the Selected Notes to the Consolidated Financial Statements.

Total stockholders' equity increased $35 million, or 7%, to $574 million at September 30, 2014 compared to $539 million at December 31, 2013. The increase in equity primarily reflects the year-to-date net income reduced by payment of dividends to common stockholders. In addition, there was an improvement of $2.0 million in accumulated other comprehensive income representing a decline in the unrealized loss, net of tax, on securities available-for-sale. Tangible common stockholders' equity, which excludes intangible assets, also increased $34 million to $571 million, or 12.00% of tangible assets at September 30, 2014, compared to $537 million, or 12.23% of tangible assets at December 31, 2013. In the nine months ended September 30, 2014, we did not have any repurchases of our common stock as part of the publicly announced repurchase plan, but 14,422 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. Additionally, there were 47,890 shares redeemed and canceled that related to the termination of the ESOP.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

For the quarter ended September 30, 2014, net income was $14.8 million, or $0.76 per diluted share. This compares to net income of $11.7 million, or $0.60 per diluted share, for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, net income was $42.4 million, or $2.19 per diluted share. This compares to net income of $35.0 million, or $1.80 per diluted share, for the nine months ended September 30, 2013. As expected, our current quarter and nine month operating results continued to be influenced by very low interest rates which produced downward pressure on asset yields. Nonetheless, significant growth in earning assets, as well as changes in the asset mix and further reductions in funding costs combined to offset this yield pressure. In addition, credit costs remained low and deposit fees and other payment processing revenues increased compared to a year earlier reflecting further growth in client relationships. We also experienced a further rebound in mortgage banking revenues, which increased 9% to $2.8 million in the current quarter ended September 30, 2014. While stronger in the current quarter than a year earlier, revenues from mortgage banking decreased 19% in the nine months ended September 30, 2014 compared to the same period a year ago as refinance activity was particularly robust early in 2013. In the nine months ended September 30, 2014, net income was also significantly augmented by the $9.1 million bargain purchase gain ($5.8 million net of income tax) realized from the Branch Acquisition. As a result, net income for the current quarter and nine months ended September 30, 2014 remains solid, represents further progress in 2014 and produced an annualized return on average assets of 1.23% for the quarter and 1.24% for the nine months ended September 30, 2014, a significant improvement from 1.09% and 1.10% for the same periods a year ago.

Net Interest Income. Net interest income before provision for loan losses increased by $5.2 million, or 12%, to $47.1 million for the quarter ended September 30, 2014, compared to $41.9 million for the same quarter one year earlier, as a decrease in the net interest margin was more than offset by an increase in the average balance of interest-earning assets. The net interest margin of 4.07% for the quarter ended September 30, 2014 was two basis points lower than for the same quarter in the prior year. The decrease in the net interest margin compared to a year earlier reflects the impact of persistently low market interest rates on earning asset yields, which was only partially offset by changes in the earning asset mix and reductions in deposit and other funding costs. Nonaccrual loans reduced the margin by two basis points in the third quarter of 2014, while net collections on nonaccrual loans added one basis point to the margin in the third quarter of 2013. In addition, the decrease in the average balance of real estate owned for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013 reduced the adverse effect of this non-interest-earning asset on the net interest margin.

The net interest spread decreased to 4.06% for the quarter ended September 30, 2014 compared to 4.07% for the same quarter a year earlier. Reflecting generally lower market interest rates as well as changes in asset mix, the yield on interest-earning assets for the quarter ended September 30, 2014 was 4.31%, a decrease of nine basis points compared to the same quarter a year earlier. While declining less than asset yields, funding costs were also significantly lower, especially deposit costs which decreased seven basis points to 0.19% from 0.26% a year earlier, leading to a decrease of eight basis points for all funding liabilities to 0.25% for the quarter ended September 30, 2014.

Net interest income before provision for loan losses increased by $8.1 million, or 6%, to $133.2 million for the nine months ended September 30, 2014 compared to $125.1 million for the same period one year earlier, as a result of an increase in average interest-earning assets and despite an eight basis point decrease in the net interest margin. The net interest margin decreased to 4.07% for the nine months ended September 30, 2014 compared to 4.15% for the same period in the prior year and, similar to the results for the current quarter, this decrease was a result of the effect of lower asset yields and occurred despite lower funding costs and fewer non-performing assets. Nonaccruing loans reduced the margin by two basis points during the nine months ended September 30, 2014. The adverse effect on interest income from nonaccruing loans during the same nine month period in the prior year was fully offset by the collection of interest on previously nonaccruing loans.

Interest Income. Interest income for the quarter ended September 30, 2014 was $49.8 million, compared to $45.0 million for the same quarter in the prior year, an increase of $4.8 million, or 10%.  The increase in interest income occurred as a result of an increase in the average balances of interest-earning assets, which was partially offset by a decline in the yield. The average balance of interest-earning assets was $4.585 billion for the quarter ended September 30, 2014, an increase of $524 million, or 13%, compared to $4.061 billion one year earlier. The yield on average interest-earning assets decreased to 4.31% for the quarter ended September 30, 2014, compared to 4.40% for the same quarter one year earlier. The decrease in the yield on earning assets reflects the continuing erosion of yields as loans mature or prepay and are replaced by lower yielding assets in the current low interest rate environment. Average loans receivable for the quarter ended September 30, 2014 increased $542 million, or 16%, to $3.834 billion, compared to $3.292 billion for the same quarter in the prior year. Interest income on loans increased by $4.5 million, or 11%, to $46.5 million for the current quarter from $42.0 million for the quarter ended September 30, 2013, reflecting the impact of the $542 million increase in average loan balances, partially offset by a 25 basis point decrease in the average yield on loans.  The average yield on loans was 4.81% for the quarter ended September 30, 2014, compared to 5.06% for the same quarter one year earlier.

Interest income for the nine months ended September 30, 2014 was $141.4 million, compared to $135.1 million for the same period in the prior year, an increase of $6.3 million, or 5%. As with quarterly results, the year-to-date results reflect a $349 million, or 9%, increase in the average balance of interest-earning assets, partially offset by a 16 basis point reduction in the yield on interest-earning assets.

The combined average balance of mortgage-backed securities, other investment securities, and daily interest-bearing deposits decreased to $751 million for the quarter ended September 30, 2014 (excluding the effect of fair value adjustments), compared to $769 million for the quarter ended September 30, 2013; however, the interest and dividend income from those investments increased by $184,000 compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 1.73% for the quarter ended September 30, 2014, from 1.59% for the same quarter one year earlier. Portfolio yields improved from higher rates on new purchases and from the maturity or sale of some lower yielding securities. The yield on this portfolio also benefited from a $5 million reduction in the average balance of FHLB stock which had a very low 0.10% dividend yield. For the quarter ended September 30, 2014, the yield on mortgage-backed securities increased 27 basis points to 1.70% compared to the quarter ended September 30, 2013, and for the nine months ended September 30, 2014, the yield on mortgage-backed securities increased 12 basis points to 1.68% compared to the same period in the previous year. For the quarter ended September 30, 2014, the yield on other securities increased one basis point to 2.34% compared to the quarter ended September 30, 2013, and for the nine months ended September 30, 2014, the yield on other securities increased 22 basis points to 2.41% compared to the same period in the previous year.

Interest Expense. Interest expense for the quarter ended September 30, 2014 was $2.7 million, compared to $3.1 million for the same quarter in the prior year, a decrease of $444,000, or 14%. The decrease in interest expense occurred as a result of an eight basis point decrease in the average cost of all funding liabilities to 0.25% for the quarter ended September 30, 2014, from 0.33% for the same quarter one year earlier, partially offset by a $487 million increase in average funding liabilities. This increase in average funding liabilities reflects increases in transaction and savings accounts including non-interest-bearing accounts partially offset by a continued decline in the average balance of certificates of deposit as well as decreased average advances from FHLB and other borrowings compared to one year ago. Interest expense for the nine months ended September 30, 2014 and 2013 was $8.2 million and $10.0 million, respectively, and similar to quarterly results, the reduction is reflective of a decrease in the average rate paid for most interest-bearing liabilities, partially offset by an increase in their average balances over that time period.

Deposit interest expense decreased $427,000, or 18%, to $1.9 million for the quarter ended September 30, 2014, compared to $2.3 million for the same quarter in the prior year, as a result of a seven basis point decrease in the cost of deposits. Average deposit balances increased to $3.995 billion for the quarter ended September 30, 2014, from $3.496 billion for the quarter ended September 30, 2013, and the average rate paid on deposit balances decreased to 0.19% in the third quarter of 2014 from 0.26% for the quarter ended September 30, 2013. The cost of interest-bearing deposits decreased by nine basis points to 0.28% for the quarter ended September 30, 2014 compared to 0.37% in the same quarter a year earlier despite a $225 million increase in the average balance of interest-bearing accounts. Also contributing to the decrease in total deposit costs was a $274 million increase in the average balances of non-interest-bearing accounts. While we do not anticipate further reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further repricing opportunities and competitive pricing should remain restrained in the current economic environment. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, have meaningfully contributed to the decrease in our funding costs compared to earlier periods, and should also result in lower deposit costs going forward. However, it is clear that the pace of decline in deposit costs compared to prior periods has slowed and that the opportunity for future reductions is limited.

For the nine months ended September 30, 2014, deposit interest expense decreased $1.7 million to $5.8 million compared to $7.5 million for the same period one year ago. Similar to the quarter, average deposit costs decreased by nine basis points and the average balance of deposits increased $277 million for the nine months ended September 30, 2014 compared to the same period one year ago.

Average FHLB advances (excluding the effect of fair value adjustments) were $23 million for the quarter ended September 30, 2014, compared to $31 million for the same quarter one year earlier, and the average rate paid on FHLB advances for the quarter ended September 30, 2014 decreased to 0.35% from 0.36% for the same quarter one year earlier. Interest expense on FHLB advances decreased to $20,000 for the quarter ended September 30, 2014 from $28,000 for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, interest expense on FHLB advances increased by $18,000 to $110,000 compared to $92,000 for the same period in the prior year. Average FHLB advances excluding the effect of fair value adjustments increased $24 million to $47 million over that same time period compared to $23 million for the nine months ended September 30, 2013. The average rate paid on FHLB advances decreased 22 basis points to 0.31% for the nine months ended September 30, 2014, compared to 0.53% for the same period a year ago.

Other borrowings consist primarily of retail repurchase agreements with customers secured by certain investment securities. The average balance for other borrowings decreased $4 million to $82 million during the current quarter from $86 million during the same quarter a year earlier, while the rate on other borrowings increased to 0.21% from 0.20% a year earlier. As a result, interest expense for other borrowings decreased to $43,000 for the quarter ended September 30, 2014, compared to $44,000 for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, the average balance for other borrowings decreased $1 million to $86 million compared to $87 million during the same period a year earlier, while the rate on other borrowings decreased to 0.21% from 0.23% a year earlier.

Junior subordinated debentures which were issued in connection with our issuance of trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 2.35% and 2.36%, respectively, for the quarter and nine months ended September 30, 2014. Junior subordinated debentures outstanding in the same periods in the prior year had the same average balance of $124 million (excluding the effect of fair value adjustments) with higher average costs of 2.38% and 2.40%, respectively, for the quarter and nine months ended September 30, 2013. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$2,787,519	$34,944	4.97%	$2,391,123	$31,152	5.17%
Commercial/agricultural loans	928,171	9,710	4.15	795,905	9,239	4.61
Consumer and other loans	118,317	1,842	6.18	104,922	1,562	5.91
Total loans (1)	3,834,007	46,496	4.81	3,291,950	41,953	5.06
Mortgage-backed securities	340,999	1,459	1.70	355,104	1,281	1.43
Other securities	294,402	1,740	2.34	298,165	1,749	2.33
Interest-bearing deposits with banks	85,090	61	0.28	79,607	45	0.22
FHLB stock	30,961	8	0.10	35,988	9	0.10
Total investment securities	751,452	3,268	1.73	768,864	3,084	1.59
Total interest-earning assets	4,585,459	49,764	4.31	4,060,814	45,037	4.40
Non-interest-earning assets	213,045			190,621
Total assets	$4,798,504			$4,251,435
Deposits:
Interest-bearing checking accounts	$433,884	88	0.08	$395,701	94	0.09
Savings accounts	881,225	334	0.15	769,602	400	0.21
Money market accounts	509,881	203	0.16	409,205	226	0.22
Certificates of deposit	892,094	1,278	0.57	917,154	1,610	0.70
Total interest-bearing deposits	2,717,084	1,903	0.28	2,491,662	2,330	0.37
Non-interest-bearing deposits	1,278,367	—	—	1,004,532	—	—
Total deposits	3,995,451	1,903	0.19	3,496,194	2,330	0.26
Other interest-bearing liabilities:
FHLB advances	22,646	20	0.35	30,983	28	0.36
Other borrowings	82,362	43	0.21	86,307	44	0.20
Junior subordinated debentures	123,716	734	2.35	123,716	742	2.38
Total borrowings	228,724	797	1.38	241,006	814	1.34
Total funding liabilities	4,224,175	2,700	0.25	3,737,200	3,144	0.33
Other non-interest-bearing liabilities (2)	2,026			(13,016)
Total liabilities	4,226,201			3,724,184
Stockholders’ equity	572,303			527,251
Total liabilities and stockholders’ equity	$4,798,504			$4,251,435
Net interest income/rate spread		$47,064	4.06%		$41,893	4.07%
Net interest margin			4.07%			4.09%
Additional Key Financial Ratios:
Return on average assets			1.23%			1.09%
Return on average equity			10.29			8.78
Average equity / average assets			11.93			12.40
Average interest-earning assets / average interest-bearing liabilities			155.66			148.60
Average interest-earning assets / average funding liabilities			108.55			108.66
Non-interest (other operating) income / average assets			1.10			0.95
Non-interest (other operating) expense / average assets			3.18			3.22
Efficiency ratio (4)			63.72			66.28

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$2,636,614	$98,447	4.99%	$2,371,825	$93,899	5.29%
Commercial/agricultural loans	883,242	27,656	4.19	777,458	28,492	4.90
Consumer and other loans	114,134	5,336	6.25	103,660	3,343	4.31
Total loans (1)	3,633,990	131,439	4.84	3,252,943	125,734	5.17
Mortgage-backed securities	347,657	4,376	1.68	329,952	3,847	1.56
Other securities	300,361	5,421	2.41	327,609	5,368	2.19
Interest-bearing deposits with banks	66,208	148	0.30	85,125	158	0.25
FHLB stock	33,041	26	0.11	36,331	9	0.03
Total investment securities	747,267	9,971	1.78	779,017	9,382	1.61
Total interest-earning assets	4,381,257	141,410	4.32	4,031,960	135,116	4.48
Non-interest-earning assets	203,432			206,789
Total assets	$4,584,689			$4,238,749
Deposits:
Interest-bearing checking accounts	$427,032	259	0.08	$396,353	286	0.10
Savings accounts	842,424	968	0.15	755,904	1,168	0.21
Money market accounts	448,742	575	0.17	410,129	722	0.24
Certificates of deposit	899,112	3,974	0.59	962,068	5,363	0.75
Total interest-bearing deposits	2,617,310	5,776	0.30	2,524,454	7,539	0.40
Non-interest-bearing deposits	1,155,896	—	—	971,455	—	—
Total deposits	3,773,206	5,776	0.20	3,495,909	7,539	0.29
Other interest-bearing liabilities:
FHLB advances	46,780	110	0.31	23,299	92	0.53
Other borrowings	86,170	133	0.21	86,816	151	0.23
Junior subordinated debentures	123,716	2,180	2.36	123,716	2,225	2.40
Total borrowings	256,666	2,423	1.26	233,831	2,468	1.41
Total funding liabilities	4,029,872	8,199	0.27	3,729,740	10,007	0.36
Other non-interest-bearing liabilities (2)	(3,040)			(12,931)
Total liabilities	4,026,832			3,716,809
Stockholders’ equity	557,857			521,940
Total liabilities and stockholders’ equity	$4,584,689			$4,238,749
Net interest income/rate spread		$133,211	4.05%		$125,109	4.12%
Net interest margin			4.07%			4.15%
Additional Key Financial Ratios:
Return on average assets			1.24%			1.10%
Return on average equity			10.17			8.97
Average equity / average assets			12.17			12.31
Average interest-earning assets / average interest-bearing liabilities			152.45			146.18
Average interest-earning assets / average funding liabilities			108.72			108.10
Non-interest (other operating) income / average assets			1.23			0.97
Non-interest (other operating) expense / average assets			3.28			3.28
Efficiency ratio (4)			64.09			66.75

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income).

Provision and Allowance for Loan Losses. As a result of adequate reserves already in place representing 1.95% of total loans outstanding, as well as declining delinquencies and net charge-offs, we did not record a provision for loan losses in either the quarter or the nine months ended September 30, 2014. Similarly, we did not record a provision in either the quarter or the nine months ended September 30, 2013, as we also had adequate reserves at the end of each of those periods and were experiencing improving credit quality trends during those periods. As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. Reflecting lingering weakness in the economy, we continue to maintain a substantial allowance for loan losses at September 30, 2014; however, non-performing loans remained modest at $20 million at September 30, 2014, and have declined 20% from $25 million at September 30, 2013. Overall, our credit quality indicators have continued to improve, eliminating the need for a provision for loan losses for the first nine months of 2014.

We recorded net recoveries of $21,000 for the quarter ended September 30, 2014, compared to net charge-offs of $196,000 for the same quarter in the prior year. A comparison of the allowance for loan losses at September 30, 2014 and 2013 reflects a decrease of $2 million to $74 million at September 30, 2014, from $76 million at September 30, 2013.  Included in our allowance at September 30, 2014 was an unallocated portion of $4 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 1.95% at September 30, 2014, from 2.32% at September 30, 2013. However, with the decrease in problem loans, the allowance as a percentage of non-performing loans increased to 376% at September 30, 2014, compared to 300% of non-performing loans at December 31, 2013 and 305% a year earlier.

As of September 30, 2014, we had identified $50 million of impaired loans. Impaired loans are comprised of loans on nonaccrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools. For more information on these impaired loans, refer to Note 11 of the Selected Notes to the Consolidated Financial Statements, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of September 30, 2014 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Other Operating Income. Other operating income, which includes changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, and net gain on sale of securities, as well as non-interest revenues from core operations, was $13.4 million for the quarter ended September 30, 2014, compared to $10.1 million for the same quarter in the prior year. Our other operating income for the three months ended September 30, 2014 included a $1.5 million net gain for fair value adjustments as a result of changes in the valuation of our securities portfolios. During the quarter ended September 30, 2013, fair value adjustments resulted in a net loss of $352,000. For a more detailed discussion of our fair value adjustments, please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Other operating income, including changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, net gain on sale of securities, and the Branch Acquisition bargain purchase gain was $42.3 million for the nine months ended September 30, 2014, compared to $30.8 million for the same period in the prior year. Our other operating income for the nine months ended September 30, 2014 included the $9.1 million Branch Acquisition bargain purchase gain, a net gain on the sale of securities of $41,000, and fair value adjustments resulting in a gain of $1.7 million, compared to a net gain on sale of securities of $1.0 million, an OTTI recovery of $409,000, and fair value adjustments resulting in a loss of $2.0 million during the same period one year ago.

Excluding the fair value and OTTI adjustments and net gain on sale of securities, other operating income from core operations increased by $1.4 million, or 13%, to $11.9 million for the quarter ended September 30, 2014, compared to $10.5 million for the quarter ended September 30, 2013, largely as a result of increased revenues from deposit fees and other service charges. Deposit fees and other service charges increased by $1.3 million compared to the third quarter a year ago reflecting growth in the number of deposit accounts, increased transaction activity and our decision to change our debit card relationship to MasterCard®. The current quarter also included a $560,000 adjustment related to the under-accrual of interchange income in prior periods. Mortgage banking revenues increased by $252,000 reflecting a strong home purchase market and our increased market presence as a result of additions to our production staff.

Excluding the fair value and OTTI adjustments, net gain on sale of securities and Branch Acquisition bargain purchase gain, other operating income from core operations increased by $272,000, or 1%, to $31.6 million for the nine months ended September 30, 2014. Deposit fees and service charges increased by $2.3 million compared to the first nine months of the prior year while mortgage banking operations decreased by $1.7 million. Revenues from mortgage banking operations for the nine months ended September 30, 2013 included $1.0 million as a result of reversing prior period valuation adjustments for mortgage servicing rights.

Other Operating Expenses. Other operating expenses increased by $4.0 million, to $38.5 million for the quarter ended September 30, 2014, compared to $34.5 million for the quarter ended September 30, 2013, largely as a result of increases in salary and employee benefits, advertising and marketing, payment and card processing, occupancy and equipment, information and computer data services expenses and a decrease in the net credit from REO operations. These were partially offset by decreased professional services expense as well as an increase in the credit for capitalized loan origination costs. Branch Acquisition-related costs reflect a net credit of $494,000 for the quarter ended September 30, 2014 as certain expenses incurred were below original amounts estimated at the end of the prior quarter. There were no acquisition-related costs in the same quarter one year ago.

Salary and employee benefits expense increased $1.7 million, or 8%, to $23.0 million for the quarter ended September 30, 2014, compared to $21.2 million for the quarter ended September 30, 2013, in part reflecting the incremental staffing associated with the Branch Acquisition. The increased expense also was the result of salary and wage adjustments and increased incentive compensation accruals, health insurance and other benefit costs and mortgage banking commissions.

Partially offsetting the increase in compensation, the credit for capitalized loan origination costs increased by $289,000 compared to the same quarter a year earlier reflecting increased loan production. Advertising and marketing expenses increased $898,000, or 58%, to $2.5 million for the quarter ended September 30, 2014, compared to $1.6 million for the quarter ended September 30, 2013 as a result of increased direct mail advertising and expanded market areas, as well as certain front-loaded costs for new media campaigns. Payment and card processing expenses increased $671,000 (27%) compared to the same period one year earlier reflecting increased transactions as a result of the significant growth in core deposits. Occupancy expense increased $502,000, or 9%, to $5.8 million for the quarter ended September 30, 2014, compared to $5.3 million for the quarter ended September 30, 2013 in part reflecting the six additional branch locations from the Branch Acquisition, but also as a result of increased depreciation expense related to computer hardware and software upgrades and building repair and maintenance expenses. Information and computer data services increased $421,000, or 25%. The net credit from REO operations was $190,000 for the quarter ended September 30, 2014 compared to a net credit of $601,000 for the quarter ended September 30, 2013. Professional services expense was $290,000 (27%) lower than in the prior year.

Other operating expenses for the nine months ended September 30, 2014 increased $8.5 million, or 8%, to $112.5 million compared to $104.0 million for the nine months ended September 30, 2013. Branch Acquisition-related costs added $1.5 million to other operating expenses in the first nine months of this year compared to no acquisition-related costs in the same period last year. Salary and employee benefits expense increased $3.3 million, or 5%, to $66.5 million for the nine months ended September 30, 2014 compared to $63.2 million for the nine months ended September 30, 2013, again reflecting salary and wage adjustments and other benefit costs, partially offset by reduced mortgage banking commissions. In addition, the credit for capitalized loan origination costs increased by $176,000 compared to the same nine-month period a year earlier. Reflecting the significant growth in core deposits, expenses for payment and card processing increased by $1.2 million, or 16%, to $8.5 million for the nine months ended September 30, 2014, compared to $7.3 million for the same period in the prior year. Occupancy and equipment expenses increased $1.0 million, or 6%, to $17.1 million for the nine months ended September 30, 2014, compared to $16.1 million for the same period in the prior year. REO operations for the nine months ended September 30, 2014 resulted in a net credit of $260,000, compared to a net credit of $1.0 million for the prior-year period, and included $37,000 of valuation adjustments and $680,000 of net gains on the sale of properties. Information and computer data services expense for the nine months ended September 30, 2014 increased $631,000, or 12%, compared to one year ago. Partially offsetting those increases was a decrease in state/municipal business and use taxes of $441,000 (30%). Most other operating expenses were little changed from a year earlier.

Income Taxes. In the quarter ended September 30, 2014, we recognized $7.1 million in income tax expense for an effective tax rate of 32.3%, which reflects our normal statutory tax rate reduced by the impact of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 36.3%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and 7.4% Idaho income tax rates. For the quarter ended September 30, 2013, we recognized $5.9 million in income tax expense for an effective tax rate of 33.5%. For the nine months ended September 30, 2014, we recognized $20.6 million in income tax expense for an effective tax rate of 32.7%. For the nine months ended September 30, 2013, we recognized $16.8 million in income tax expense for an effective tax rate of 32.5%. For more discussion on our income taxes, please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Achieving and maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. As a result, our non-performing assets declined substantially in 2013 and have decreased further in the first nine months of 2014.  Our key credit quality metrics have improved compared to a year ago, including modest improvement during the most recent quarter, and as a result our collection costs have been further reduced. In addition, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results. While our non-performing assets and credit costs have been materially reduced, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $24 million, or 0.50% of total assets, at September 30, 2014, from $29 million, or 0.66% of total assets, at December 31, 2013, and $30 million, or 0.70% of total assets, at September 30, 2013. Construction and land development loans, including related REO, represented approximately 14% of our non-performing assets at September 30, 2014.  Reflecting lingering weakness in the economy and property values which now have generally stabilized but are lower than when many of the related loans were originated, we continued to maintain a substantial allowance for loan losses even though non-performing loans declined.  At September 30, 2014, our allowance for loan losses was $74 million, or 1.95% of total loans and 376% of non-performing loans, compared to $74 million, or 2.17% of total loans and 300% of non-performing loans at December 31, 2013.  Included in our allowance at September 30, 2014 was an unallocated portion of $4 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  We believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and further believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion. The primary components of the $24 million in non-performing assets were $15 million in nonaccrual loans, $4 million in loans more than 90 days delinquent and still accruing interest, and $4 million in REO and other repossessed assets.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At September 30, 2014, we had $30 million of restructured loans currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$2,701	$6,287	$4,762
Multifamily	397	—	333
Construction and land	1,285	1,193	1,660
One- to four-family	8,615	12,532	10,717
Commercial business	1,037	723	963
Agricultural business, including secured by farmland	229	—	—
Consumer	1,138	1,173	1,634
	15,402	21,908	20,069
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	993	—	—
Multifamily	—	—	1,701
Construction and land	—	—	242
One- to four-family	2,777	2,611	2,774
Commercial business	301	—	24
Agricultural business, including secured by farmland	—	105	—
Consumer	306	144	52
	4,377	2,860	4,793
Total non-performing loans	19,779	24,768	24,862
REO, net (2)	3,928	4,044	4,818
Other repossessed assets held for sale	69	115	119
Total non-performing assets	$23,776	$28,927	$29,799

Total non-performing loans to loans before allowance for loan losses	0.52%	0.72%	0.76%
Total non-performing loans to total assets	0.42%	0.56%	0.58%
Total non-performing assets to total assets	0.50%	0.66%	0.70%

Restructured loans (3)	$30,387	$47,428	$50,430

Loans 30-89 days past due and on accrual	$6,925	$8,784	$9,313

(1)	Includes $2.0 million of non-accrual restructured loans. For the nine months ended September 30, 2014, $439,000 in interest income would have been recorded had nonaccrual loans been current.

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

(3)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at September 30, 2014 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Secured by real estate:
Commercial	$3,693	$—	$—	$3,693
Multifamily	397	—	—	397
Construction and land
Residential land acquisition & development	—	750	—	750
Residential land improved lots	—	536	—	536
Total construction and land	—	1,286	—	1,286
One- to four-family	9,903	947	542	11,392
Commercial business	1,294	39	5	1,338
Agricultural business, including secured by farmland	—	229	—	229
Consumer	1,233	81	130	1,444
Total non-performing loans	16,520	2,582	677	19,779
REO	1,515	2,380	33	3,928
Other repossessed assets	69	—	—	69
Total non-performing assets	$18,104	$4,962	$710	$23,776
Percent of non-performing assets	76%	21%	3%	100%

In addition to the non-performing loans as of September 30, 2014, we had other classified loans with an aggregate outstanding balance of $60 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

We have no non-performing lending relationships with aggregate loan exposures in excess of $1 million. There were five non-performing lending relationships, each above $500,000, that collectively comprise $3.8 million, or 19.4% of our total non-performing loans as of September 30, 2014. At that date the single largest non-performing lending relationship consisted of one $992,600 loan that is secured by commercial real estate located in the greater Seattle-Puget Sound area. The second largest non-performing lending relationship consisted of one $840,000 loan that is secured by commercial real estate in the greater Seattle-Puget Sound area. The third largest non-performing lending relationship consisted of one $750,000 loan that is secured by real estate being developed for residential purposes in the greater Portland, Oregon area. The remaining balance of our non-performing loans consists of 124 lending relationships with borrowers located throughout our market areas.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the property, less estimate selling costs, or the carrying value of the loan. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the quarter ended September 30, 2014, we had no impairment charges, compared to the quarter ended September 30, 2013 in which we recognized $191,000 of impairment charges related to these types of assets. For the nine months ended September 30, 2014 and 2013, we recognized $37,000 and $490,000, respectively, of these impairment charges.

At September 30, 2014, we had $3.9 million of REO, the most significant components of which are a commercial office building in the greater Spokane, Washington area with a book value of $935,000; a subdivision in the greater Portland, Oregon area consisting of eight residential buildable lots and 33.2 acres of undeveloped land with a book value of $798,000; and three residential lots in the greater Portland, Oregon area with a book value of $504,000.  All other REO holdings have individual book values of less than $500,000. The geographic distribution of REO included approximately $2.4 million, or 61%, in the greater Portland market area, $297,000, or 7%, in the Puget Sound region, $33,000, or 1%, in the greater Boise market area, and $1.2 million, or 31%, in other areas of Washington, Oregon and Idaho.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the nine months ended September 30, 2014 and 2013, our loan originations exceeded our loan repayments by $414 million and $412 million, respectively. During those periods we purchased loans of $152 million and $166,000, respectively.  During the nine months ended September 30, 2014 and 2013, we sold $267 million and $374 million, respectively, of loans.  Securities purchased during the nine months ended September 30, 2014 and 2013 totaled $86 million and $234 million, respectively, and securities repayments, maturities and sales were $108 million and $215 million, respectively.

Our primary financing activity is gathering deposits. Deposits increased by $373 million during the first nine months of 2014, including a $20 million decrease in certificates of deposits. The Branch Acquisition contributed $217 million to the increase in deposits, including $78 million in non-interest bearing deposits, $105 million in interest-bearing transaction and savings accounts, and $34 million in certificates of deposit as of September 30, 2014. The decrease in certificate balances in the nine months ended September 30, 2014 includes a $37 million increase in brokered deposits issued to provide additional funding to support the strong loan growth. Certificates of deposits are generally more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2014, certificates of deposit amounted to $853 million, or 21% of our total deposits, including $641 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) decreased $27 million from December 31, 2013 to $250,000 at September 30, 2014, and decreased $20 million from September 30, 2013 as a result of increased deposits available to fund lending needs. As of September 30, 2014, FHLB advances consisted of one long-term borrowing tied to a specific loan customer's outstanding loan balance. Other borrowings decreased $15 million to $68 million for the nine months ended September 30, 2014 and decreased $15 million from one year ago. The decrease in other borrowings in the nine months ended September 30, 2014 was due to a decrease of retail repurchase agreements.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2014 and 2013, we used our sources of funds primarily to fund loan commitments, purchase securities, and pay maturing savings certificates and deposit withdrawals. At September 30, 2014, we had outstanding loan commitments totaling $1.266 billion, including undisbursed loans in process and unused credit lines totaling $1.235 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Seattle, which at September 30, 2014 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $957 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $23 million.  In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $636 million as of September 30, 2014, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at September 30, 2014 or December 31, 2013.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At September 30, 2014, the Company (on an unconsolidated basis) had liquid assets of $44.0 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2014, total equity increased $35 million, or 7%, to $574 million.  Total equity at September 30, 2014 is entirely attributable to common stock.  At September 30, 2014, tangible common stockholders’ equity, which excludes other intangible assets, was $571 million, or 12.00% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common stockholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At September 30, 2014, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2013 Form 10-K for additional information regarding regulatory capital requirements for Banner and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2014, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Banner Corporation—consolidated
Total capital to risk-weighted assets	$679,311	16.59%	$327,607	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	627,828	15.33	163,803	4.00	n/a	n/a
Tier 1 leverage capital to average assets	627,828	13.14	191,146	4.00	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	599,617	15.32	313,137	8.00	$391,421	10.00%
Tier 1 capital to risk-weighted assets	550,395	14.06	156,568	4.00	234,852	6.00
Tier 1 leverage capital to average assets	550,395	12.14	181,369	4.00	226,711	5.00
Islanders Bank
Total capital to risk-weighted assets	36,132	19.44	14,866	8.00	18,582	10.00
Tier 1 capital to risk-weighted assets	33,850	18.22	7,433	4.00	11,149	6.00
Tier 1 leverage capital to average assets	33,850	13.54	10,001	4.00	12,501	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of September 30, 2014, our loans with interest rate floors totaled approximately $1.7 billion and had a weighted average floor rate of 4.78%. An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits. By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid. As a result, a prolonged period of very low interest rates will likely result in further compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth, as of September 30, 2014, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$(191)	(0.1)%	$11,516	3.10%	$(59,415)	(7.7)%
+300	(53)	—	9,382	2.60	(38,131)	(4.9)
+200	80	—	7,184	2.00	(21,621)	(2.8)
+100	(614)	(0.3)	2,934	0.80	(6,236)	(0.8)
0	—	—	—	—	—	—
-25	18	—	(1,386)	(0.40)	(9,060)	(1.2)
-50	(1,041)	(0.6)	(5,247)	(1.40)	(33,154)	(4.3)

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2014 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2014, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $686 million, representing a one-year cumulative gap to total assets ratio of 14.41%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2014 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$217,944	$5,216	$17,819	$2,492	$225	$28	$243,724
Fixed-rate mortgage loans	125,997	94,661	277,204	161,453	180,881	96,532	936,728
Adjustable-rate mortgage loans	530,127	159,685	462,045	256,225	15,098	—	1,423,180
Fixed-rate mortgage-backed securities	60,468	45,964	153,864	38,401	13,313	15,419	327,429
Adjustable-rate mortgage-backed securities	2,481	—	—	—	—	—	2,481
Fixed-rate commercial/agricultural loans	46,952	41,826	99,276	35,676	15,167	1,671	240,568
Adjustable-rate commercial/agricultural loans	588,576	8,146	30,600	21,062	1,549	—	649,933
Consumer and other loans	189,839	25,903	63,305	23,524	15,662	1,637	319,870
Investment securities and interest-earning deposits	171,768	9,168	43,618	71,557	54,631	43,159	393,901
Total rate sensitive assets	1,934,152	390,569	1,147,731	610,390	296,526	158,446	4,537,814
Interest-bearing liabilities: (2)
Regular savings and interest checking accounts	210,158	197,574	461,006	461,006	—	—	1,329,744
Money market deposit accounts	251,830	151,098	100,732	—	—	—	503,660
Certificates of deposit	412,038	224,464	173,098	37,982	5,376	38	852,996
FHLB advances	198	—	—	—	—	—	198
Junior subordinated debentures	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	67,605	—	—	—	—	—	67,605
Total rate sensitive liabilities	1,065,545	573,136	734,836	498,988	5,376	38	2,877,919
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$868,607	$(182,567)	$412,895	$111,402	$291,150	$158,408	$1,659,895
Cumulative excess (deficiency) of interest-sensitive assets	$868,607	$686,040	$1,098,935	$1,210,337	$1,501,487	$1,659,895	$1,659,895
Cumulative ratio of interest-earning assets to interest-bearing liabilities	181.52%	141.87%	146.30%	142.14%	152.17%	157.68%	157.68%
Interest sensitivity gap to total assets	18.25%	(3.84)%	8.68%	2.34%	6.12%	3.33%	34.88%
Ratio of cumulative gap to total assets	18.25%	14.41%	23.09%	25.43%	31.55%	34.88%	34.88%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(337) million, or (7.07)% of total assets at September 30, 2014.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2014:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
July 1, 2014 - July 31, 2014	6,325	$39.69	n/a	978,826
August 1, 2014 - August 31, 2014	1,318	40.08	n/a	978,826
September 1, 2014 - September 30, 2014	—		n/a	978,826
Total for quarter	7,643	39.76	n/a	978,826

The 7,643 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

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

4{a}
Warrant to purchase shares of the Company’s common stock dated November 21, 2008 [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Stockholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 6, 2014	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 6, 2014	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)