Form 10-K
period 2014-12-31
BANNER CORP
filed 2015-03-16
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________to__________
 Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)
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

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ____ No X

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2014, was:
Common Stock – $755,828,076
 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
 The number of shares outstanding of the registrant’s classes of common stock as of February 28, 2015:
Common Stock, $.01 par value – 19,579,326 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 21, 2015 are incorporated by reference into Part III.

BANNER CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected revenues, cost savings, synergies and other benefits from the merger of Banner Bank and Siuslaw Bank and of the proposed merger of Banner Bank and AmericanWest Bank ("AmericanWest") might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customers, systems and employee retention, might be greater than expected; the requisite shareholder and regulatory approvals for the AmericanWest transaction might not be obtained; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in economic conditions in general and in Washington, Idaho, Oregon, Utah and California in particular; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute an informal or formal enforcement action against us or any of our bank subsidiaries which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; future goodwill impairment due to changes in our business, changes in market conditions, or other factors; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission, including this report on Form 10-K.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

PART 1

Item 1 – Business	General

Banner Corporation (the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2014, its 90 branch offices and ten loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (the DFI) and the Federal Deposit Insurance Corporation (the FDIC).  As of December 31, 2014, we had total consolidated assets of $4.7 billion, net loans of $3.8 billion, total deposits of $3.9 billion and total stockholders’ equity of $584 million. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

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

Since becoming a public company in 1995, we have invested significantly in expanding our branch and distribution systems with a primary emphasis on strengthening our market presence in our five primary markets in the Northwest.  Those markets include the four largest metropolitan areas in the Northwest: the Puget Sound region of Washington and the greater Portland, Oregon, Boise, Idaho, and Spokane, Washington markets, as well as our historical base in the vibrant agricultural communities in the Columbia Basin region of Washington and Oregon.  Our aggressive franchise expansion during this period included the acquisition and consolidation of eight commercial banks, as well as the opening of 28 new branches, the acquisition of seven branches and relocating 12 others.  Since changing our name in 2001, we also have invested heavily in advertising campaigns designed to significantly increase the brand awareness for Banner Bank as well as expanded product offerings.  These investments, which have been significant elements in our strategies to grow loans, deposits and customer relationships, have increased our presence within desirable marketplaces and allow us to better serve existing and future customers.  This emphasis on growth and development resulted in an elevated level of operating expenses during much of this period; however, we believe the expanded branch network, broader product line and heightened brand awareness have created a franchise that is well positioned and is allowing us to successfully execute on our super community bank model.  That strategy is focused on delivering customers, including middle market and small businesses, business owners, their families and employees, a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal, responsiveness, and superior service level of a community bank.

At year end 2014, we had two previously announced and pending acquisitions that will significantly increase the size and geographic reach of the Company and Banner Bank. On August 7, 2014, we announced the execution of a definitive agreement to purchase Siuslaw Financial Group (Siuslaw), the holding company of Siuslaw Bank, an Oregon state chartered commercial bank headquartered in Florence, Oregon, with ten branches serving multiple locations in Lane County including Eugene, Oregon. This acquisition closed on March 6, 2015 at which time Siuslaw merged into Banner and Siuslaw Bank merged into Banner Bank. On November 5, 2014, we announced the execution of a definitive agreement to purchase Starbuck Bancshares, Inc. (Starbuck), the bank holding company of AmericanWest Bank (AmericanWest), a Washington state chartered commercial bank headquartered in Spokane, Washington, with 94 branches serving markets in Washington, Oregon, Idaho, California and Utah. The merger agreement provides that Starbuck will merge with and into a wholly-owned subsidiary of the Company. Immediately following the merger, Starbuck's wholly owned bank subsidiary, AmericanWest will merge with Banner Bank. At September 30, 2014, AmericanWest had $4.1 billion in assets, $2.5 billion in net loans, $3.3 billion in deposits and members' equity of $561.3 million excluding AmericanWest's recent acquisition of Greater Sacramento Bancorp. At September 30, 2014, Greater Sacramento Bancorp had $481 million in assets, $410 million in deposits and stockholders' equity of $39 million. The merged banks will operate under the Banner Bank brand. Under the terms of the agreement, the aggregate consideration to be received by AmericanWest equity holders will consist of a fixed amount of 13.23 million shares of Banner common stock and $130.0 million in cash. Upon completion of the transaction, such shares will represent an approximately 38.8% pro forma ownership interest in Banner. The merger is subject to approval by Banner's shareholders and regulatory agencies as well as other customary closing conditions and is expected to close late in the second quarter or early in the third quarter of 2015. In addition, in June of 2014, Banner Bank acquired six branches in southwestern Oregon (the "Branch Acquisition") which have been fully integrated into Banner Bank. In the aggregate, Banner Bank acquired $212 million in deposit accounts, $88 million in loans, and $3 million in branch properties. Banner Bank also received $128 million in cash from the transaction. Upon completion of the AmericanWest merger, Banner Bank will have more than 190 locations in five western states, a significantly expanded customer base and meaningfully increased business opportunities. See Notes 2 and 4 of the Notes to our Audited Consolidated Financial Statements contained in Item 8 of this report for additional information.

Banner Corporation's successful execution of its strategic turnaround plan and operating initiatives, which resulted in our return to profitability in 2011, continued and strengthened in 2012, 2013 and 2014 and delivered noteworthy results as evidenced by our solid profitability for each of these years. Over this period we achieved substantial success on our goals to achieve and maintain the Company's moderate risk profile as well as to develop and continue strong earnings momentum going forward. Highlights of this success have included continued substantial improvement in our asset quality, outstanding client acquisition results and account growth, significantly increased non-interest-bearing deposit balances and strong revenue generation from core operations. As a result, for the year ended December 31, 2014, we had net income available to common shareholders of $54.2 million, or $2.79 per diluted share, for the year ended December 31, 2013, we had net income available to common shareholders of $46.6 million, or $2.40 per diluted share, and for the year ended December 31, 2012, we had net income available to common shareholders of $64.9 million, or $3.16 per diluted share.

Although there continue to be indications that economic conditions are improving, the pace of expansion has been modest and uneven and ongoing uncertainty in the economy and low interest rates will likely continue to present a challenging banking environment going forward.  As a result, our future operating results and financial performance will be significantly affected by the course of economic activity. However, over the past four years we have significantly added to our client relationships and account base, as well as substantially improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in stronger and sustainable revenues and low credit costs, and which we believe has positioned the Company well to meet this challenging environment with continued success.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased 8% to $179.9 million for the year ended December 31, 2014, compared to $166.7 million for the year earlier. This increase in net interest income reflects the significant growth in earning assets and occurred despite a decrease in the net interest spread. Our interest rate spread decreased to 4.04% for the year ending December 31, 2014 from 4.08% for the year ending December 31, 2013, while our net interest margin decreased to 4.07% in the current year compared to 4.11% a year earlier. The decrease in interest rate spread reflects declining yields on performing loans, partially offset by increased yields on securities, the net of which was only partially offset by continuing reductions in deposit and other funding costs. Pressure on our net interest margin in the exceptionally low market interest rate environment that the Federal Reserve has maintained for an extended period following the recessionary period of 2008 and 2009 is a particularly challenging issue for banks, which appears likely to persist in the foreseeable future.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value, and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries. Further, in the year ended December 31, 2014, our net income was significantly augmented by an acquisition bargain purchase gain related to the purchase of the six branches in southwestern Oregon (see Note 4 of the Notes to the Consolidated Financial Statements) and in the year ended December 31, 2013 by a termination fee related to the cancellation of the proposed acquisition of Home Federal Bancorp, Inc. (See Note 22 of the Notes to the Consolidated Financial Statements.) For the year ended December 31, 2014, we recorded a net gain of $1.4 million for fair value adjustments, $42,000 in net gains on the sale of securities, and the $9.1 million acquisition bargain purchase gain. In comparison, for the year ended December 31, 2013, we recorded a net charge of $2.3 million for fair value adjustments, which was offset by $1.0 million in net gains on the sale of securities, $409,000 in OTTI recoveries and the $3.0 million acquisition termination fee.

Our total other operating income, which includes the net gain on sale of securities, OTTI losses and recoveries, changes in the value of financial instruments carried at fair value, as well as the acquisition bargain purchase gain in the current year and termination fee in the prior year, was $54.3 million for the year ended December 31, 2014, compared to $43.3 million for the year ended December 31, 2013. As a result, our total revenues (net interest income before the provision for loan losses plus other operating income) for 2014 increased to $234.1 million, compared to $210.1 million for 2013. However, our total revenues, excluding the net gain on sale of securities, OTTI, fair value adjustments, the bargain purchase gain in the current year and termination fee in the prior year, which we believe is more indicative of our core operations, were $223.6 million for the year ended December 31, 2014, an increase of 8% compared to $208.0 million for the year ended December 31, 2013. The increase in revenues in the current year reflects significant increases in net interest income and deposit fees and service charges, which were only partially offset by a modest decrease in mortgage banking revenues. Importantly, this increase in revenues is primarily the result of increased loan balances, deposit accounts and customer relationships.

As a result of adequate reserves already in place as well as declining net charge-offs, we did not record a provision for loan losses in the years ended December 31, 2014 and December 31, 2013. By contrast, we recorded a $13.0 million provision for the year ended December 31, 2012 and substantially larger provisions in the three years immediately prior to 2012. The decrease in loan loss provisioning compared to the earlier years reflects our significant progress in reducing the levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties. As a result of our focused efforts, non-performing loans decreased by 32% to $16.7 million at December 31, 2014, compared to $24.8 million a year earlier. Our allowance for loan losses at December 31, 2014 was $75.9 million, representing 1.98% of total loans outstanding and 454% of non-performing loans. (See Note 6, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-K.)

Our other operating expenses increased to $153.7 million for the year ended December 31, 2014, compared to $141.0 million for the year ended December 31, 2013, largely as a result of increased costs related to acquisition activities, including the operation of six newly acquired branches as well as transaction, integration and conversion-related expense for those branches and for the merger with Siuslaw and the pending merger with AmericanWest, as well as increased compensation expense.

Other operating income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on sale of securities and other one-time transactions and related expenses are financial measures not made in conformity with U.S. generally acceptable accounting principles (GAAP).  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables that set forth reconciliations of non-GAAP financial measures located in Item 7, "Management's Discussions and Analysis of Financial Condition—Executive Overview."  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information about our financial performance, critical accounting policies and reconciliations of these non-GAAP financial measures.

Recent Developments and Significant Events

Proposed Acquisition of AmericanWest Bank

On November 5, 2014, the Company announced the execution of a definitive agreement to purchase Starbuck Bancshares, the holding company for AmericanWest, a Washington state charted commercial bank. Pursuant to the agreement, AmericanWest’s holding company will merge with and into Banner and AmericanWest will merge with and into Banner Bank. The merged banks will operate under the Banner Bank brand. Under the terms of the agreement, the aggregate consideration to be received by AmericanWest equityholders will consist of a fixed amount of 13.23 million shares of Banner common stock and $130.0 million in cash. Upon completion of the transaction, such shares will represent an approximately 38.8% pro forma ownership interest in Banner. The definitive merger agreement was approved unanimously by the boards of directors of both companies. The merger is expected to close late in the second quarter or early in the third quarter of 2015 and is subject to approval by regulatory agencies and obtaining the requisite shareholder approval to issue the shares necessary to complete the transaction, as well as other customary closing conditions.

Acquisition of Siuslaw Financial Group, Inc.

On March 6, 2015, the Company completed its acquisition of Siuslaw, the holding company of Siuslaw Bank, an Oregon state charted commercial bank. Siuslaw shareholders received consideration of $1.41622 in cash plus 0.32231 of a share of Banner common stock in exchange for each share of Siuslaw common stock, which reflects a payment of approximately 90% stock and 10% cash. Upon closing of the transaction Siuslaw was merged into Banner and Siuslaw Bank was merged into Banner Bank.

Acquisition of Six Sterling Savings Bank Branches

Effective as of the close of business on June 20, 2014, Banner Bank completed the purchase of the six branches in Oregon from Umpqua Bank (the "Branch Acquisition"), successor to Sterling Savings Bank. In the aggregate, Banner acquired $212 million in deposit accounts, $88 million in loans, and $3 million in branch properties. Banner Bank also received $128 million in cash from the transaction.

Income Tax Reporting and Accounting

Amended Federal Income Tax Returns:  The Company has years 2011 - 2013 open for tax examination under the statute of limitation provisions of the state and of the Internal Revenue Code of 1986 (Code). Tax years 2008 - 2010 are not open for assessment of additional tax, but remain open for adjustment to the amount of Net Operating Losses (NOLs), credit, and other carryforwards utilized in open years or to be utilized in the future. The Company filed amended federal income tax returns for tax years 2008 and 2009 to claim additional bad debt deductions, which resulted in additional NOLs for tax years 2008 and 2009. The Company also filed amended federal income tax returns for tax years 2005 - 2006 and a tentative refund claim for tax year 2007 to carryback the NOLs and general business credits from 2008 and 2009 to those earlier years. Review of the amended returns for all years was completed by the Internal Revenue Service (IRS) in 2013 and the Company signed a closing agreement with the IRS related to refund claims of $9.8 million, primarily related to tax year 2006. As of December 31, 2013, the Company had recorded a tax receivable of $9.8 million with an offsetting adjustment to its deferred tax assets. As of December 31, 2014, the Company had reduced its tax receivable by $9.8 million due to the receipt of that amount in 2014.

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

Stockholder Equity Transactions

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

Lending Activities

General: All of our lending activities are conducted through Banner Bank, its subsidiary, Community Financial Corporation, a residential construction lender located in Portland, Oregon, and Islanders Bank. We offer a wide range of loan products to meet the demands of our customers and our loan portfolio is very diversified by product type, borrower and geographic location within our market area. We originate loans for our own loan portfolio and for sale in the secondary market. Management’s strategy has been to maintain a well diversified portfolio with a significant percentage of assets in the loan portfolio having more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, we have developed a variety of floating or adjustable interest rate products that correlate more closely with our cost of interest bearing funds, particularly loans for commercial business and real estate, agricultural business, and construction and development purposes. However, in response to customer demand, we continue to originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans for both owner-occupied and investment properties, including construction and development loans for these types of properties, totaled $1.432 billion, or approximately 37% of our loan portfolio at December 31, 2014. In addition, multifamily residential real estate loans, including construction and development loans for these types of properties, totaled $228 million or approximately 6% of our loan portfolio. While our level of activity and investment in commercial and multifamily real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods resulting in growth in these loan balances. Commercial real estate loans increased by $215 million and multifamily loans increased by $38 million during the year ended December 31, 2014. We also originate residential construction, land and land development loans and, although our portfolio balances are well below the peak levels before the recent recession, since 2011 we have experienced increased demand for one- to four-family construction loans. Outstanding residential construction, land and land development balances increased $46 million, or 17%, to $322 million at December 31, 2014 compared to $276 million at December 31, 2013. Still, residential construction, land and land development loans represented only approximately 8% of our total loan portfolio at December 31, 2014. Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Reflecting the uncertain economy, demand for these types of commercial business loans has been modest although our production levels have increased in recent periods. In recent years, our commercial business lending has also included participation in certain national syndicated loans, including shared national credits, which totaled $119 million at December 31, 2014. Commercial and agricultural business loans increased $52 million, or 6%, to $962 million at December 31, 2014, compared to $910 million at December 31, 2013. Commercial and agricultural business loans represented approximately 25% of our portfolio at December 31, 2014. At December 31, 2014, our net loan portfolio totaled $3.758 billion compared to $3.344 billion at December 31, 2013.

Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. However, most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. As a result growth in this portion of our portfolio has been modest. At December 31, 2014, our outstanding balances for residential mortgages increased $10 million to $540 million and represented nearly 14% of our loan portfolio.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. We have increased our emphasis on consumer lending in recent years, and while demand for consumer loans has been modest during most of this period as we believe many consumers have been focused on reducing their personal debt, we saw some meaningful growth in 2014. At December 31, 2014, consumer loans, including consumer loans secured by one- to four-family residences, increased $54 million to $349 million, or 9% of our portfolio with most of the increase arising from increased usage of home equity lines of credit.

For additional information concerning our loan portfolio, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2014 and 2013—Loans and Lending” including Tables 7 and 8, which sets forth the composition and geographic concentration of our loan portfolio, and Tables 9 and 10, which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the Northwest communities where we have offices.  Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis. In recent years, we have generally sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market. At December 31, 2014,

$540 million, or 14% of our loan portfolio, consisted of permanent loans on one- to four-family residences compared with $529 million, or 15% at December 31, 2013.

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

Our residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and the Federal National Mortgage Association (Fannie Mae or FNMA).  Government insured loans are underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA).  In the loan approval process, we assess the borrower’s ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower.  For ARM loans, our standard practice provides for underwriting based upon fully indexed interest rates and payments.  Generally, we will lend up to 95% of the lesser of the appraised value or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on secondary market programs.  We require private mortgage insurance on conventional residential loans with a loan-to-value ratio at origination exceeding 80%.

Construction and Land Lending:  Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers. We regularly monitor our construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change. As housing markets weakened, the amount of this investment was substantially reduced from 2009 through 2011. However, beginning in 2012, in response to improvement in certain sub-markets, our residential construction and land and land development lending has been increasing and has made a meaningful contribution to net income and profitability.  To a lesser extent, we also originate construction loans for commercial and multifamily real estate.  Although well diversified with respect to sub-markets, price ranges and borrowers, our construction, land and land development loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area. At December 31, 2014, construction, land and land development loans totaled $411 million, or 11% of total loans, consisting of $220 million of one- to four-family construction loans, $102 million of residential land or land development loans, $78 million of commercial and multifamily real estate construction loans and $11 million of commercial land or land development loans.

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

Loans for the construction of one- to four-family residences are generally made for a term of twelve to eighteen months.  Our loan policies include maximum loan-to-value ratios of up to 75% for speculative loans.  Individual speculative loan requests are supported by an independent appraisal of the property, a set of plans, a cost breakdown and a completed specifications form.  Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.  All speculative construction loans must be approved by senior loan officers.

Historically, we have also made land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land, although in recent years we have only originated a very limited amount of this type of loan.  In making land loans, we follow underwriting policies and disbursement and monitoring procedures similar to those for construction loans.  The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released from the lien of the mortgage.

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate including, as noted above, loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor properties.  At December 31, 2014, our loan portfolio included $168 million in multifamily and $1.404 billion in commercial real estate loans, including $547 million in owner-occupied commercial real estate loans and $857 million in non-owner-occupied commercial real estate loans, which in aggregate comprised 37% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, potentially riskier than one- to four-family residential mortgage loans.  Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  In addition, many of our commercial and multifamily real estate loans often are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrowers’ willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  A significant portion of our multifamily and commercial real estate loans are linked to various Federal Home Loan Bank (FHLB) advance rates, certain prime rates or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2014, the average size of our commercial real estate loans was $588,601 and the largest commercial real estate loan in our portfolio was approximately $16 million.

Commercial Business Lending:  We are active in small- to medium-sized business lending and are engaged in agricultural lending primarily by providing crop production loans.  Our commercial bankers are focused on local markets and devote a great deal of effort to developing customer relationships and providing these types of borrowers with a full array of products and services delivered in a thorough and responsive manner.  While also strengthening our commitment to small business lending, in recent years we have added experienced officers and staff focused on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. In addition to providing earning assets, commercial business lending has helped us increase our deposit base. In recent years, our commercial business lending has included participation in certain national syndicated loans, including shared national credits. We also originate smaller balance business loans principally through our retail branch network, using our Quick Step business loan program, which is closely aligned with our consumer lending operations and relies on centralized underwriting procedures. Quick Step business loans and lines of credit are available from $5,000 - $500,000 and owner-occupied real estate loans are available up to $1.0 million.

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

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to various prime rate or LIBOR indices.  At December 31, 2014, commercial business loans totaled $724 million, or 19% of our total loans, including $119 million of shared national credits.

Agricultural Lending:  Agriculture is a major industry in many parts of our service areas.  We make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2014, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $238 million, or 6% of our loan portfolio.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, boat and recreational vehicle loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received consistent emphasis in recent years.  Part of this emphasis includes a Banner Bank-owned credit card program.  Similar to other consumer loan programs, we focus this credit card program on our existing customer base to add to the depth of our customer relationships.  In addition to earning balances, credit card accounts produce non-interest revenues through interchange fees and other activity-based revenues. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2014, we had $349 million, or 9% of our loan portfolio, in consumer related loans, including $222 million, or 6% of our loan portfolio, in consumer loans secured by one- to four-family residences and $24 million in credit card balances.

Similar to commercial business loans, our consumer loans often entail greater risk than residential mortgage loans. Home equity lines of credit generally entail greater risk than do one- to four-family residential mortgage loans where we are in the first lien position. For those home equity lines secured by a second mortgage, it is less likely that we will be successful in recovering all of our loan proceeds in the event of default. Our foreclosure on these loans requires that the value of the property be sufficient to cover the repayment of the first mortgage loan, as well as the costs associated with foreclosure. In the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these consumer loans.  Loans that we purchased, or indirectly originated, may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as us, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral.

Loan Solicitation and Processing:  We originate real estate loans in our market areas by direct solicitation of real estate brokers, builders, developers, depositors, walk-in customers and visitors to our Internet website.  Loan applications are taken by our mortgage loan officers or through our Internet website and are processed in branch or regional locations.  Most underwriting and loan administration functions for our real estate loans are performed by loan personnel at central locations.

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

We originate consumer loans and Quick Step commercial business loans through various marketing efforts directed primarily toward our existing deposit and loan customers.  Consumer loan and Quick Step commercial business loan applications are primarily underwritten and documented by centralized administrative personnel.

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  For the years ended December 31, 2014, 2013 and 2012, we originated loans, net of repayments, including our participation in syndicated loans, of $506 million, $595 million, and $458 million, respectively. The decrease in net originations for 2014 compared with 2013 largely reflects a slowdown in residential mortgage refinance activity and certain large payoffs of multifamily loans. The increase for 2013 compared to 2012 reflected a significant increase in production of one- to four-family residential loans, as well as increased new commercial business and agricultural business loans and commercial real estate loans.

We sell many of our newly originated one- to four-family residential mortgage loans to secondary market purchasers as part of our interest rate risk management strategy.  Originations of one- to four-family residential loans for sale decreased to $368 million for the year ended December 31, 2014 from $443 million during 2013, reflecting reduced refinancing activity. Proceeds from sales of loans for the years ended December 31, 2014, 2013 and 2012, totaled $379 million, $463 million, and $515 million, respectively.  Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  We sell loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse. The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  See “Loan Servicing.”  At December 31, 2014, we had $3 million in loans held for sale.

We periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities.  Any such purchases or loan participations are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.  During the years ended December 31, 2014, 2013 and 2012, we purchased $194 million, $49 million and $18 million, respectively, of loans and loan participation interests.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2014, we were servicing $1.391 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.  At December 31, 2014, we held $6.7 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2014 was composed of $847 million of Freddie Mac residential mortgage loans, $415 million of Fannie Mae residential mortgage loans and $129 million of both residential and non-residential mortgage loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon and Idaho. For the year ended December 31, 2014, we recognized $1.1 million in income from loan servicing in our results of operations, which was net of $2.1 million of servicing rights amortization and included no valuation adjustments to mortgage servicing rights.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  For the years ended December 31, 2014, 2013 and 2012, we capitalized $3.0 million, $2.9 million, and $3.7 million, respectively, of MSRs relating to loans sold with servicing retained.  No MSRs were purchased in those periods.  Amortization of MSRs for the years ended December 31, 2014, 2013 and 2012, was $2.1 million, $2.4 million, and $2.6 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  During 2014, we recorded no valuation adjustments to MSRs. In 2013 we reversed $1.3 million in valuation allowance that had previously been recognized against our MSRs, and during 2012 we recorded valuation allowances totaling $400,000.  At December 31, 2014, our MSRs were carried at a value of $9.0 million, net of amortization.

Asset Quality

Classified Assets:  State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.  For additional information regarding asset quality and non-performing loans, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2014 and 2013—Asset Quality,” and Tables 15, 16 and 17 contained therein.

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with U.S. generally accepted accounting principles (GAAP) guidelines.  We increase our allowance for loan losses by charging provisions for possible loan losses against our income.  The allowance for losses on loans is maintained at a level which, in management’s judgment, is sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  At December 31, 2014, we had an allowance for loan losses of $76 million, which represented 1.98% of loans and 454% of non-performing loans compared to 2.17% and 300%, respectively, at December 31, 2013.  For additional information concerning our allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013—Provision and Allowance for Loan Losses,” and Tables 21 and 22 contained therein.

Real Estate Owned:  Real estate owned (REO) is property acquired by foreclosure or receiving a deed in lieu of foreclosure, and is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the carrying amount of the defaulted loan.  Development and improvement costs relating to the property are capitalized to the extent they add value to the property.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are credited or charged to operations in the period in which they are realized.  The amounts we will ultimately recover from REO may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in our strategies for recovering the investment.  If the book value of the REO is determined to be in excess of the fair market value, a valuation allowance is recognized against earnings.  At December 31, 2014, we had REO of $3 million, compared to $4 million at December 31, 2013.  Valuation allowances recognized during 2014 were $36,000 and for 2013 and 2012 were $785,000 and $5.2 million, respectively. Net gains on the disposal of REO were $973,000, $2.5 million, and $4.7 million, respectively, for the years ended December 31, 2014, 2013, and 2012.  For additional information on REO, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2014 and 2013—Asset Quality” and Table 18 contained therein and Note 7 of the Notes to the Consolidated Financial Statements.

Investment Activities

Investment Securities

Under Washington state law, banks are permitted to invest in various types of marketable securities.  Authorized securities include but are not limited to Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed and asset-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions.  Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk.  Our policies generally limit investments to U.S. Government and agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, corporate debt obligations and mortgage-backed securities.  Investment in mortgage-backed securities may include those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and privately-issued mortgage-backed securities that have an AA credit rating or higher at the time of purchase, as well as collateralized mortgage obligations (CMOs).  A high credit rating indicates only that the rating agency believes there is a low risk of loss or default.  To the best of our knowledge, we do not have any investments in mortgage-backed securities, collateralized debt obligations or structured investment vehicles that have a material exposure to sub-prime mortgages.  However, we do have modest investments in single-issuer trust preferred securities and collateralized debt obligations secured by pooled trust preferred securities that have been materially adversely impacted by concerns related to the banking and insurance industries as well as payment deferrals and defaults by certain issuers.  Further, all of our investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment’s earnings performance and/or market value.

At December 31, 2014, our consolidated investment portfolio totaled $583 million and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and asset-backed securities.  From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in loan originations, deposits and other activities.  During the year ended December 31, 2014, holdings of mortgage-backed securities decreased $24 million to $326 million, while Treasury and agency obligations decreased $28 million to $33 million, corporate securities including equities decreased $18 million to $26 million, municipal bonds increased $18 million to $171 million, and investments in asset-backed securities remained the same at $26 million.

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2014 and 2013—Investments,” and Tables 1 to 6 contained therein.

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
Derivatives Not Designated in Hedge Relationships
Interest Rate Swaps: Banner Bank has been using an interest rate swap program for commercial loan customers, termed the Back-to-Back Program, since 2010. In the Back-to-Back Program, we provide the client with a variable rate loan and enter into an interest rate swap in which the client receives a variable rate payment in exchange for a fixed rate payment. We offset our risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. There are also a few interest rate swaps from prior to 2009 that were not designated in hedge relationships that are included in these totals. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.
Mortgage Banking: In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, we have exposure to movements in interest rates associated with written rate lock commitments with potential borrowers to originate loans that are intended to be sold and for closed loans that are awaiting sale and delivery into the secondary market.
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
In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle its obligations. Similarly, we could be required to settle our obligations under certain of these agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If we had breached any of these provisions at December 31, 2014 or 2013, we could have been required to settle our obligations under the agreements at the termination value. As of December 31, 2014 and 2013, the termination value of derivatives in a net liability position related to these agreements was $6.3 million and $2.7 million, respectively. We generally post collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $11.1 million and $8.9 million as of December 31, 2014 and 2013, respectively.
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

We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and non-bank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our branch expansion, relocations and renovation and advertising and marketing campaigns has been directed toward attracting additional deposit customer relationships and balances.  In addition, our electronic banking activities including debit card and automated teller machine (ATM) programs, on-line Internet banking services and, most recently, customer remote deposit and mobile banking capabilities are all directed at providing products and services that enhance customer relationships and result in growing deposit balances, as well as fee income.  Growing core deposits (transaction and savings accounts) is a fundamental element of our business strategy. Core deposits increased to 80% of total deposits at December 31, 2014 compared to 76% a year earlier and 71% two years ago.

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, interest-bearing checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns.  At December 31, 2014, we had $3.899 billion of deposits, including $3.128 billion of transaction and savings accounts and $771 million in time deposits.  For additional information concerning our deposit accounts, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2014 and 2013—Deposit Accounts.”  See also Table 11 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 12, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2014.  In addition, see Note 9 of the Notes to the Consolidated Financial Statements.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB-Seattle serves as our primary borrowing source, although in recent years we have significantly reduced our use of FHLB advances.  The FHLB-Seattle provides credit for member financial institutions such as Banner Bank and Islanders Bank.  As members, the Banks are required to own capital stock in the FHLB-Seattle and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities provided certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements.  At December 31, 2014, we had $32 million of borrowings from the FHLB-Seattle.  At that date, Banner Bank had been authorized by the FHLB-Seattle to borrow up to $901 million under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $23 million under a similar agreement.  The Federal Reserve Bank also serves as an important source of borrowing capacity.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle.  At December 31, 2014, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $639 million from the Federal Reserve Bank, although at that date we had no funds borrowed under this arrangement.  Although eligible to participate, Islanders Bank has not applied for approval to borrow from the Federal Reserve Bank.  For additional information concerning our borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2014 and 2013—Borrowings,” Table 14 contained therein, and Notes 10 and 11 of the Notes to the Consolidated Financial Statements.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with cash management services provided to our larger deposit customers.  At December 31, 2014, we had issued retail repurchase agreements totaling $77 million, which were secured by a pledge of certain U.S. Government and agency notes and mortgage-backed securities with a market value of $99 million. We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers; however, during the three years ended December 31, 2014, we did not have any wholesale repurchase borrowings.

We have also issued $120 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS).  The TPS were issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and were sold in private offerings to pooled investment vehicles.  The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition. All of the debentures issued to the Trusts, measured at their fair value, less the common stock of the Trusts, qualified as Tier I capital as of December 31, 2014, under guidance issued by the Board of Governors of the

Federal Reserve System. We invested substantially all of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank.  For additional information about deposits and other sources of funds, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Notes 9, 10, 11 and 12 of the Notes to the Consolidated Financial Statements.

Personnel

As of December 31, 2014, we had 1,102 full-time and 91 part-time employees.  Banner Corporation has no employees except for those who are also employees of Banner Bank, its subsidiaries, and Islanders Bank.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

State Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the current rate of 1.50% of gross receipts.  On April 12, 2010, the Washington State Legislature temporarily increased the rate to 1.80% for the period May 1, 2010 through June 30, 2013. Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to this tax.  Our B&O tax expense was $1.4 million, $1.9 million, and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax.  Our operations in those states resulted in corporate income taxes paid of approximately $865,000, $761,000, and $540,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  As our operations in these states increase, the state income tax provision will have an increasing effect on our effective tax rate and results of operations.

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

Regulation
Banner Bank and Islanders Bank

General:  As state-chartered, federally insured commercial banks, Banner Bank and Islanders Bank (the Banks) are subject to extensive regulation and must comply with various statutory and regulatory requirements, including prescribed minimum capital standards.  The Banks are regularly examined by the FDIC and the Washington DFI and file periodic reports concerning their activities and financial condition with these banking regulators.  The Banks' relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage and other loan documents.

Federal and state banking laws and regulations govern all areas of the operation of the Banks, including reserves, loans, investments, deposits, capital, issuance of securities, payment of dividends and establishment of branches.  Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice.  The Federal Reserve Board and FDIC as the respective primary federal regulators of Banner Corporation and each of Banner Bank and Islanders Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

The laws and regulations affecting banks and bank holding companies have changed significantly particularly in connection with the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). Among other changes, the Dodd-Frank Act established the Consumer Protection Financial Bureau (CPFB) as an independent bureau of the Federal Reserve Board. The CPFB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future. For additional information concerning the Dodd-Frank Act and the CPFB, see Item 1A., “Risk Factors—We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operation” and “We may be subject to additional regulatory scrutiny if and when Banner or Banker Bank’s total assets exceed $10.0 billion.”

The following is a summary discussion of certain laws and regulations applicable to Banner and the Banks which is qualified in its entirety by reference to the actual laws and regulations.

State Regulation and Supervision:  As a Washington state-chartered commercial bank with branches in the States of Washington, Oregon and Idaho, Banner Bank is subject not only to the applicable provisions of Washington law and regulations, but is also subject to Oregon and Idaho law and regulations.  These state laws and regulations govern Banner Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.  In a similar fashion, Washington state laws and regulations for state-chartered commercial banks also apply to Islanders Bank.

Deposit Insurance: The Deposit Insurance Fund of the FDIC insures deposit accounts of the Banks up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Banner Bank's and Islanders Bank's deposit insurance premiums expense for the year ended December 31, 2014, were $2.3 million and $159,000, respectively.

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the reserve ratio for the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
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

Capital Requirements: Federally insured financial institutions, such as Banner Bank and Islanders Bank, are required to maintain a minimum level of regulatory capital.  Currently, FDIC regulations recognized two types, or tiers, of capital:  core (Tier 1) capital and supplementary (Tier

2) capital.  Tier 1 capital generally includes common stockholders' equity, qualifying restricted core capital elements (other than cumulative perpetual preferred stock), less deductions for disallowed intangibles and disallowed deferred tax assets. Tier 2 capital, which recognizes up to 100% of Tier 1 capital for risk-based capital purposes includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), qualified subordinated debt, redeemable preferred stock, other restricted core capital elements, cumulative perpetual preferred stock, and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital for risk-based capital purposes is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios.  The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 3% to 4% of total assets.  At December 31, 2014, Banner Bank and Islanders Bank had Tier 1 leverage capital ratios of 12.40% and 13.68%, respectively.  The FDIC retains the right to require an institution to maintain a higher capital level based on an institution's particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.  At December 31, 2014, Banner Bank and Islanders Bank had Tier 1 risk-based capital ratios of 14.25% and 18.69%, respectively, and total risk-based capital ratios of 15.51% and 19.92%, respectively.

On July 2, 2013, the Federal Reserve approved a final rule (Final Rule) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. On July 9, 2013, the Final Rule was approved as an interim final rule by the FDIC. The Final Rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new risk-based capital and leverage ratios, which are effective January 1, 2015 and revise the definition of what constitutes “capital” for purposes of calculating those ratios.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), Banner and the Banks became subject to the new capital requirements adopted by the Federal Reserve and the FDIC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the leverage and Tier 1 capital ratios, change the risk-weights of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit our ability and the ability of our bank subsidiary to pay dividends, repurchase shares or pay discretionary bonuses. Under the new capital regulations, the minimum capital ratios applicable to Banner and the Banks are: (i) a CETI capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”), explained below, unless we elect to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions. There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Banner and the Banks do not have any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. In addition, Tier 1 capital will include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. Because of our asset size, we have the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations. We are planning to take advantage of this opt-out to reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1 and total capital ratios, Banner and the Banks will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Prompt Corrective Action:  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a core capital to risk-weighted assets ratio of not less than 4%, and a leverage ratio of not less than 4%.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally.  Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. In connection with the approval of new capital rules by the federal banking agencies, the general structure of the prompt corrective action rules were maintained, but include a new common equity requirement for Tier 1 capital and incorporate an increased Tier 1 capital requirement into the prompt corrective action framework. See “Capital Requirements” below.

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

At December 31, 2014, both Banner Bank and Islanders Bank were categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information, see Note 18 of the Notes to Consolidated Financial Statements.

The FDIC’s prompt corrective action standards changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, each of our bank subsidiaries must have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

For a complete description of Banner Bank's and Islander Bank’s required and actual capital levels as of December 31, 2014, see Note 18 of the Notes to the Consolidated Financial Statements.

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

The guidance provides that the strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2014, Banner Bank's and Islanders Bank's aggregate loans for construction, land development and land loans were 116% and 27% of total capital, respectively.  In addition, at December 31, 2014, Banner Bank's and Islanders Bank's loans on commercial real estate were 286% and 172% of total capital, respectively.

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

Environmental Issues Associated With Real Estate Lending: The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste.  However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  To the extent that legal uncertainty exists in this area, all creditors, including Banner Bank and Islanders Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System:  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.  At December 31, 2014, the Banks' deposits with the Federal Reserve Bank and vault cash exceeded their reserve requirements.

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

Dividends:  The amount of dividends payable by the Banks to the Company depend upon their earnings and capital position, and is limited by federal and state laws, regulations and policies.  Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

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

Other Consumer Protection Laws and Regulations:  The Dodd-Frank Act established the CPFB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Banks are subject to consumer protection regulations issued by the CPFB, but as financial institutions with assets of less than $10 billion, the Banks are generally subject to supervision and enforcement by the FDIC and the DFI with respect to our compliance with consumer financial protection laws and CPFB regulations.

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

The Bank Holding Company Act:  Under the BHCA, we are supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial distress to the banks.  A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.  No regulations have yet been proposed by the Federal Reserve to implement the source of strength doctrine required by the Dodd-Frank Act.  Banner Corporation and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between Banner Bank and affiliates are subject to numerous restrictions.  With some exceptions, Banner Corporation, and its subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Banner Corporation, or by its affiliates.

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

The Dodd-Frank Act: On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that Banner Corporation and the Banks will become subject to and that are discussed above under the section entitled “Banner Bank and Islanders Bank-Capital Requirements-New Capital Rules.”

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

The federal banking agencies have issued final rules to implement the provisions of Section 619 of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. Banner Corporation is continuously reviewing its investment portfolio to determine if changes in its investment strategies may be required in order to comply with the various provisions of the Volcker Rule regulations.

Sarbanes-Oxley Act of 2002:  As a public company that files periodic reports with the Securities and Exchange Commission (SEC), under the Securities Exchange Act of 1934, Banner Corporation is subject to the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

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

Dividends:  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. As described above under “Capital Requirements,” beginning January 1, 2016 the capital conversion buffer requirement can also restrict Banner Corporation’s and the Banks’ ability to pay dividends.

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Banks, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.  The guidelines require that a company's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.  As of December 31, 2014, Banner Corporation's total risk-based capital was 16.80% of risk-weighted assets and its Tier 1 (core) capital was 15.54% of risk-weighted assets.  In July 2013, the Federal Reserve and the FDIC approved a new rule that will substantially amend the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. For a discussion of the new capital rules, see the section above entitled “Banner Bank and Islanders Bank-Capital Requirements-New Capital Rules.”

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2014, Banner repurchased 14,422 shares of its common stock that were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants and 13,550 shares that were redeemed upon the termination of the ESOP.

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2014:

Name	Age	Position with Banner Corporation	Position with Banner Bank
Mark J. Grescovich	50	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director
Lloyd W. Baker	66	Executive Vice President, Chief Financial Officer	Executive Vice President, Chief Financial Officer
Cynthia D. Purcell	57		Executive Vice President, Retail Banking and Administration
Richard B. Barton	71		Executive Vice President, Chief Lending Officer
Steven W. Rust	67		Executive Vice President, Chief Information Officer
Douglas M. Bennett	62		Executive Vice President, Real Estate Lending Operations
Tyrone J. Bliss	57		Executive Vice President, Risk Management and Compliance Officer
Gary W. Wagers	54		Executive Vice President, Retail Products and Services
Anne L. Wuesthoff	54		Executive Vice President, Human Resources
James T. Reed, Jr.	52		Senior Vice President, Commercial Banking
M. Kirk Quillin	52		Senior Vice President, Commercial Banking

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

Cynthia D. Purcell was formerly the Chief Financial Officer of Inland Empire Bank (now Banner Bank), which she joined in 1981. She has served as Executive Vice President since 2000. Ms. Purcell is responsible for managing Retail Banking including Mortgage Banking, Small Business Banking, and Digital Delivery Channels, as well as administrative support functions for the organization.

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

Steven W. Rust joined Banner Bank in October 2005.  Mr. Rust has over 36 years of relevant industry experience prior to joining Banner Bank and was founder and President of InfoSoft Technology, through which he worked for nine years as a technology consultant and interim Chief Information Officer for banks and insurance companies.  He worked 19 years with US Bank/West One Bancorp as Senior Vice President & Manager of Information Systems.

Douglas M. Bennett, who joined First Federal Savings and Loan (now Banner Bank) in 1974, has over 38 years of experience in real estate lending.  He has served as a member of Banner Bank’s executive management committee since 2004.

Tyrone J. Bliss joined Banner Bank in 2002 and has served in his current position since 2006.  Mr. Bliss is a Certified Regulatory Compliance Manager with more than 35 years of commercial banking experience.  Prior to joining Banner Bank, his career included senior risk management and compliance positions with Bank of America’s Consumer Finance Group, Barnett Banks, Inc., and Florida-based community banks.

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

Anne L. Wuesthoff has more than 29 years of human resources and organizational development experience in multiple industries and joined Banner Bank in 2011 with significant experience in financial services. She was a senior vice president at Washington Mutual for eight years with responsibility for leading human resources for the retail, corporate and specialty finance business units. She also led the talent and organizational capability function, where she had responsibility for executive and corporate recruitment, executive development, enterprise-wide learning and training, organizational development, employee communications, and talent management and diversity programs. Ms. Wuesthoff began her career in human resources at the Quaker Oats Company at various manufacturing locations and at corporate headquarters. She has also served in various human resources positions at Allied Signal, now Honeywell, Inc., and at Casey Family Programs, a non-profit dedicated to improving the lives of vulnerable families and children.

James T. Reed, Jr. joined Towne Bank (now Banner Bank) as a Vice President and Commercial Branch Manager in July 1995 and was named to his current position as the West Region Commercial Banking Executive in July 2012. He is responsible for Commercial Banking in Western Washington and Western Oregon as well as Specialty Banking. Mr. Reed began his banking career with Rainier Bank which later became Security Pacific Bank and later still West One Bank. He earned a Bachelor of Arts in Interdisciplinary Arts and Sciences from the University of Washington, and earned certificates from Pacific Coast Banking School, Northwest Intermediate Banking School and Northwest Intermediate Commercial Lending School. Currently, Mr. Reed sits on the University of Washington Bothell Advisory Board, the University of Washington Foundation Board and the Association of Washington Business Board of Directors.

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

Our operations are significantly affected by national and regional economic conditions.  Weakness in the national economy or the economies of the markets in which we operate could have a material adverse effect on our financial condition, results of operations and prospects.  Most of our loans are to businesses and individuals in the states of Washington, Oregon and Idaho.  All of our branches and most of our deposit customers are also located in these three states.  Further, as a result of a high concentration of our customer base in the Puget Sound area of Washington State, the deterioration of businesses in the Puget Sound area, or one or more businesses with a large employee base in that area, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.  In addition, weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade.

A deterioration in economic conditions in the market areas we serve, in particular the Puget Sound area of Washington State, the Portland, Oregon metropolitan area, Spokane, Washington, Boise, Idaho, southwestern Oregon and the agricultural regions of the Columbia Basin, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

Economic conditions have improved since the end of the economic recession that officially ended in June, 2009; however, economic growth has been slow and uneven, unemployment remains relatively high and concerns still exist over the federal deficit, government spending and global geopolitical risks which have all contributed to diminished expectations for the economy. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our loan portfolio includes loans with a higher risk of loss.

We originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, agricultural mortgage loans and agricultural loans, and consumer loans, primarily within our market areas.  We had $3.29 billion outstanding in these types of higher risk loans at December 31, 2014 compared to $2.89 billion at December 31, 2013.  These loans typically present different risks to us for a number of reasons, including those discussed below:

•
Construction and Land Loans. At December 31, 2014, construction and land loans were $411 million or 11% of our total loan portfolio.  This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  While our origination of these types of loans has decreased significantly from earlier periods, as a result of the recent improvement in real estate values in certain of our market areas, this category of lending has increased in recent years and our investment in construction and land loans increased by $60 million or 17% in 2014. At December 31, 2014, construction and land loans that were non-performing were $1 million, or 7% of our total non-performing loans.

•
Commercial and Multifamily Real Estate Loans. At December 31, 2014, commercial and multifamily real estate loans were $1.571 billion, or 41% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. This risk was exacerbated in the recent recession and could remain an elevated risk in the current slow recovery economic environment. At December 31, 2014, commercial and multifamily real estate loans that were non-performing were $1 million, or 7% of our total non-performing loans.

•
Commercial Business Loans.  At December 31, 2014, commercial business loans were $724 million, or 19% of our total loan portfolio. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2014, commercial business loans that were non-performing were $537,000, or 3% of our total non-performing loans.

•
Agricultural Loans.  At December 31, 2014, agricultural loans were $238 million, or 6% of our total loan portfolio.  Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers.  These factors include weather, commodity prices, and interest rates among others.  Collateral securing these loans may be difficult to evaluate, manage or liquidate and may not provide an adequate source of repayment.  At December 31, 2014, there were $2 million of agricultural loans that were non-performing or 10% of total non-performing loans.

•
Consumer Loans.  At December 31, 2014, consumer loans were $349 million, or 9% of our total loan portfolio.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  At December 31, 2014, consumer loans that were non-performing were $1 million, or 7% of our total non-performing loans.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

•
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;

•
Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal adverse effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;

•
To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill.  As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition; and

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders.

The success of our acquisition of Siuslaw and pending acquisition of AmericanWest are dependent on a number of factors beyond our control.

The success of our acquisition of Siuslaw and pending acquisition of AmericanWest is subject to a number of uncertain factors, including, but not limited to:

•
obtaining the requisite regulatory approvals in order to consummate the transactions. To complete the acquisition of AmericanWest, we must obtain approvals from the Federal Reserve Board, the FDIC and state banking regulators. The U.S. Department of Justice may also review the impact of the merger on competition. Other approvals, waivers or consents from regulators may also be required. An adverse development in either Banner’s or AmericanWest’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the transactions or require changes to the terms of the merger that could have the effect of delaying or preventing completion of the merger or impose additional costs on or limit the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger;

•	obtaining the requisite shareholder approval to issue the shares necessary to complete the AmericanWest transaction.

•
our ability to realize expected revenues, cost savings, synergies and other benefits from the Siuslaw and AmericanWest acquisitions within the expected time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; and

•	the credit quality of loans and other assets acquired from AmericanWest and Siuslaw.

Banner and AmericanWest have each operated and, until the completion of the acquisition, will continue to operate, independently. The success of the acquisitions, including anticipated benefits and cost savings, will depend, in part, on Banner’s ability to successfully combine the businesses of Banner, AmericanWest and Siuslaw. To realize these anticipated benefits and cost savings, after the completion of the acquisitions, Banner expects to integrate AmericanWest’s and Siuslaw's business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the mergers. The loss of key employees could adversely affect Banner’s ability to successfully conduct its business in the markets in which AmericanWest or Siuslaw have operated and could have an adverse effect on Banner’s financial results and the value of its common stock. If Banner experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Banner and/or AmericanWest to lose customers or cause customers to close their accounts with Banner and/or AmericanWest and move their business to competing financial institutions. Integration efforts between the companies will also divert management attention and resources. Any such distraction on the part of management, if significant, could affect Banner’s ability to service existing business and develop new business and adversely affect the business and earnings of the combined company following completion of the merger.

The value of Banner common stock after the merger may be affected by factors different from those currently affecting the values of Banner common stock. See also “We may be subject to additional regulatory scrutiny if and when Banner Bank’s total assets exceed $10.0 billion.”

The required accounting treatment of troubled loans we acquire through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

Under GAAP, we are required to record troubled loans acquired through acquisitions at fair value, which may underestimate the actual performance of such loans. As a result, if these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially appear higher. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.

Our expansion into new market areas in California and Utah may present increased risk.

AmericanWest Bank's lending operations are concentrated in the states of California, Utah, Oregon, Idaho, and Washington. The merger with AmericanWest will result in Banner’s initial entry into the states of California and Utah where Banner has little or no operating experience. Although Banner will retain a number of AmericanWest Bank’s lending and business development officers with experience in these markets, Banner is new to these market areas and has conducted only limited banking business in California and Utah. Our entry into these markets will present us with different competitive conditions, customer preferences and banking products than we have experienced in the Pacific Northwest markets we know. As a result, it is possible that our operations in these states may be less successful than our operations in the Pacific Northwest. In addition, the financial condition and results of operations of the combined company will be subject to general economic conditions and the conditions in the real estate markets prevailing in California and Utah as well as the Pacific Northwest markets we know. If economic conditions in any one of these states worsens or if the real estate market declines, the combined company may suffer decreased net income or losses associated with higher default rates and decreased collateral values on its existing portfolio, and may not be able to originate loans at acceptable risk levels and upon acceptable terms, to maintain Banner’s risk profile and asset quality.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 66% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2014, and approximately $1.6 billion, or 64%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.   At December 31, 2014, the weighted average floor interest rate of these loans was 4.79%.  At that date, approximately $1.4 billion, or 85%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may continue to decrease, which may have an adverse effect on our profitability.  Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.

As state-chartered, federally insured commercial banks, Banner Bank and Islanders Bank (the Banks) are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the Washington DFI and as a bank holding company Banner is subject to examination, supervision and regulation by the FRB. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the CFPB) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as Banner Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB.

In January of 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which (including the qualified mortgage rule) became effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank holding companies and savings and loan holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Banks, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs, which could adversely affect key operating efficiency ratios, and could increase our interest expense. See “Business - Regulation” contained in Part I, Item I of this report.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The banking industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

We may be subject to additional regulatory scrutiny if and when Banner or Banner Bank’s total assets exceed $10.0 billion.

Banner Bank's total assets were $4.724 billion at December 31, 2014 and AmericanWest Bank had $4.095 billion in total assets at that date. Following the closing of the merger with AmericanWest Bank, Banner Bank’s assets will be approaching $10 billion. Following the fourth consecutive quarter where Banner or Banner Bank exceeds $10 billion, Banner or Banner Bank, as applicable, will become subject to a number of additional requirements (such as annual stress testing requirements implemented pursuant to the Dodd-Frank Act and general oversight by the CFPB) that will impose additional compliance costs on our business. As a result, there may also be additional higher expectations from regulators. The CFPB has near exclusive supervision authority, including examination authority, over “very large” institutions and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.

Under Dodd Frank, the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund was increased from 1.15% to 1.35% and the FDIC is required, in setting deposit insurance assessments, to offset the effect of the increase on institutions with assets of less than $10 billion, which results in institutions with assets greater than $10 billion paying higher assessments. In addition, if Banner Bank exceeds $10 billion in assets, its assessment base for federal deposit insurance would change from the amount of insured deposits to consolidated average assets less tangible capital to a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate. The performance score is based on measures of the bank’s ability to withstand asset-related stress and funding-related stress and weighted CAMELS ratings. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard. The resulting initial base assessment rate is also subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10% of its domestic deposits.

Further, Banner Bank may be impacted by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.

The Dodd-Frank Act also requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices, comprised of independent directors, including one risk management expert.

As a result of the above, if and when Banner Bank’s total assets exceed $10 billion, deposit insurance assessments are likely to increase, as well as expenses related to regulatory compliance, which may be significant. In addition, compliance with the Durbin Amendment would reduce our non-interest income significantly. We currently believe the impact of the Durbin Amendment on combined debit card revenues for Banner Bank and AmericanWest Bank could be a reduction of approximately $8.0 million annually.

We may experience future goodwill impairment.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of its testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company then compares the fair value of goodwill with its carrying amount, and then measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger additional impairment losses, which could be materially adverse to our operating results and financial position.

We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge has an adverse effect on our results of shareholders’ equity and financial results and could cause a decline in our stock price. It is expected that the completion of our pending acquisitions will increase goodwill.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Banks conduct their business.  The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy.   Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel.  In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees.  In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors. The loss of these key persons could negatively impact the affected banking operations. The pending AmericanWest acquisition could impact the retention of key personnel. See "The success of our acquisition of Siuslaw and pending acquisition of AmericanWest are dependent on a number of factors beyond our control."

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

Sales of substantial amounts of Banner’s common stock in the open market by former Siuslaw and SKBHC shareholders could depress Banner’s stock price.

Sales of a substantial number of shares of our common stock in the public markets and the availability of those shares for sale could adversely affect the market price of our common stock. Shares of Banner common stock that were issued to shareholders of Siuslaw in the Siuslaw merger will be freely tradeable without restrictions or further registration under the Securities Act of 1933. Shares of Banner common stock that are issued to equity holders of SKBHC in the merger of Banner and AmericanWest who do not become affiliates of Banner will be freely tradeable without restrictions or further registration six months after completion of that merger. In addition, certain of such equity holders of SKBHC will benefit from registration rights that will permit them to cause Banner to register their shares of Banner common stock for resale. Based on the shares of Siuslaw common stock and SKBHC common units outstanding as of December 31, 2014, the maximum number of shares of common stock Banner will issue upon completion of the two mergers is approximately 14,549,995 shares. If the mergers are completed and if former shareholders of Siuslaw and SKBHC sell substantial amounts of Banner common stock in the public market following completion of the merger, the market price of Banner common stock may decrease. These sales might also make it more difficult for Banner to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.

We rely on dividends from the Bank for substantially all of our revenue at the holding company level.

We are an entity separate and distinct from our principal subsidiary, Banner Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from Banner Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. Banner Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event Banner Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.

Our articles of incorporation contains a provision which could limit the voting rights of a holder of our common stock.

Our charter provides that any person or group who acquires beneficial ownership of our common stock in excess of 10.0% of the outstanding shares may not vote the excess shares. Accordingly, if you acquire beneficial ownership of more than 10.0% of the outstanding shares of our common stock, your voting rights with respect to our common stock will not be commensurate with your economic interest in our company.

Anti-takeover provisions could negatively affect our shareholders.

Provisions in our articles of incorporation and bylaws, the corporate laws of the state of Washington and federal laws and regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise negatively affect the market value of our stock. These provisions include: a prohibition on voting shares of our common stock beneficially owned in excess of 10.0% of total shares outstanding; advance notice requirements for nominations for election to our board of directors and for proposing matters that shareholders may act on at shareholder meetings; and staggered three-year terms for directors. Our articles of incorporation also authorizes our board of directors to issue preferred or other stock, and preferred or other stock could be issued as a defensive measure in response to a takeover proposal. In addition, because we are a bank holding company, the ability of a third party to acquire us is limited by applicable banking laws and regulations. The Bank Holding Company Act requires any bank holding company to obtain the approval of the Federal Reserve Board before acquiring 5% or more of any class of our voting securities. Any entity that is a holder of 25% or more of any class of our voting securities, or a holder of a lesser percentage if such holder otherwise exercises a “controlling influence” over us, is subject to regulation as a bank holding company under the Bank Holding Company Act. Under the Change in Bank Control Act of 1978, as amended, any person (or persons acting in concert), other than a bank holding company, is required to notify the Federal Reserve Board before acquiring 10% or more of any class of our voting securities.

If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and shareholders' equity could decrease.

At December 31, 2014, the Company had recorded $27.0 million in FHLB stock, compared to $35.4 million at December 31, 2013. The Banks' investments in FHLB stock are generally viewed as a long-term investment and are carried at par value ($100 per share), which reasonably approximates its fair value. It does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock. This requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. We monitor on a recurring basis the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

On September 25, 2014, the FHLB Seattle and FHLB Des Moines announced a proposed merger. Under this proposal, each of our Banks would become a member of FHLB Des Moines and all shares of our FHLB Seattle stock would convert to equal shares of FHLB Des Moines stock. If the merger is terminated by either the FHLB Des Moines or the FHLB Seattle, the terminating FHLB must pay $57 million in termination fees. If the FHLB Seattle were to terminate the agreement, this could result in significant impairment to our investment in the FHLB Seattle, potentially decreasing our earnings and shareholders' equity.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2014, we have 93 branch offices located in Washington, Oregon and Idaho.  Ninety branches are Banner Bank branches and three of those 93 are Islanders Bank branches.  Sixty-three branches are located in Washington, twenty-one in Oregon and nine in Idaho.  Of those offices, approximately half are owned and the other half are leased facilities.  We also have ten leased locations for loan production offices spread throughout the same three-state area.  The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from one to 25 years.  Administrative support offices are primarily in Washington, where we have eight facilities, of which we own four and lease four.  Additionally, we have one leased administrative support office in Idaho and own one located in Oregon.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2014 totaled 1,441 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.  The following tables show the reported high and low sale prices of our common stock for the periods presented as well as the cash dividends declared per share of common stock for each of those periods.

Year Ended December 31, 2014	High	Low	Cash Dividend Declared
First quarter	$44.88	$35.64	$0.18
Second quarter	42.02	37.59	0.18
Third quarter	40.69	37.77	0.18
Fourth quarter	43.70	37.77	0.18
Year Ended December 31, 2013	High	Low	Cash Dividend Declared
First quarter	$32.03	$29.14	$0.12
Second quarter	34.30	29.33	0.12
Third quarter	38.44	33.78	0.15
Fourth quarter	45.15	35.62	0.15

The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors and is subject to the discretion of our board of directors.  As a result of improved earnings, levels of capital, asset quality and financial condition, beginning in the first quarter of 2013 we increased the dividend, further increased it in the third quarter of 2013 and again increased it in the first quarter of 2014. There can be no assurance that we will pay dividends on our common stock in the future.

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

Payments of the distributions on our trust preferred securities (TPS) from the special purpose subsidiary trusts we sponsored are fully and unconditionally guaranteed by us. The junior subordinated debentures that we have issued to our subsidiary trusts are ranked senior to our shares of common stock. We must make required payments on the junior subordinated debentures before any dividends can be paid on our TPS and our common stock and, in the event of our bankruptcy, dissolution or liquidation, the interest and principal obligations under the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We may defer the payment of interest on each of the junior subordinated debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding TPSs will also be deferred and we may not pay cash dividends to the holders of shares of our common stock. At December 31, 2014, we were current on all interest payments.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2014:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
October 1, 2014 - October 31, 2014	—	$—	n/a	978,826
November 1, 2014 - November 30, 2014	—	—	n/a	978,826
December 1, 2014 - December 31, 2014	—	—	n/a	978,826
Total for quarter	—	—	n/a	978,826

No shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants in the fourth quarter.

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

	Period Ended
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Banner Corporation	100.00	87.92	93.77	168.33	249.24	243.50
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81
SNL Bank NASDAQ	100.00	117.98	104.68	124.77	179.33	185.73

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2009 and that all dividends were reinvested.  Information for the graph was provided by SNL Financial L.C. © 2015.

Item 6 – Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2014, 2013, 2012, 2011, and 2010 and for the years then ended have been derived from our audited consolidated financial statements.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	December 31
(In thousands)	2014	2013	2012	2011	2010
Total assets	$4,723,899	$4,388,166	$4,265,564	$4,257,312	$4,406,082
Cash and securities (1)	582,537	772,614	811,902	754,396	729,345
Loans receivable, net	3,757,913	3,343,455	3,158,223	3,213,426	3,305,716
Deposits	3,898,950	3,617,926	3,557,804	3,475,654	3,591,198
Borrowings	187,436	184,234	160,000	212,649	267,761
Common stockholders’ equity	584,106	538,972	506,919	411,748	392,472
Preferred stockholders' equity	—	—	—	120,702	119,000
Total stockholders’ equity	584,106	538,972	506,919	532,450	511,472
Shares outstanding	19,572	19,544	19,455	17,553	16,165
Shares outstanding excluding unearned, restricted shares held in ESOP	19,572	19,509	19,421	17,519	16,130
OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2014	2013	2012	2011	2010
Interest income	$190,661	$179,712	$187,162	$197,563	$218,082
Interest expense	10,789	12,996	19,514	32,992	60,312
Net interest income before provision for loan losses	179,872	166,716	167,648	164,571	157,770
Provision for loan losses	—	—	13,000	35,000	70,000
Net interest income	179,872	166,716	154,648	129,571	87,770
Deposit fees and other service charges	30,553	26,581	25,266	22,962	22,009
Mortgage banking operations revenue	10,249	11,170	13,812	6,146	6,370
Other-than-temporary impairment recoveries (losses)	—	409	(409)	3,000	(4,231)
Net change in valuation of financial instruments carried at fair value	1,374	(2,278)	(16,515)	(624)	1,747
All other operating income	12,078	7,460	4,748	2,506	3,253
Total other operating income	54,254	43,342	26,902	33,990	29,148
REO operations expense (recoveries), net	(446)	(689)	3,354	22,262	26,025
All other operating expenses	154,187	141,664	138,099	135,842	134,776
Total other operating expense	153,741	140,975	141,453	158,104	160,801
Income (loss) before provision for income tax expense (benefit)	80,385	69,083	40,097	5,457	(43,883)
Provision for income tax expense (benefit)	26,220	22,528	(24,785)	—	18,013
Net income (loss)	$54,165	$46,555	$64,882	$5,457	$(61,896)

(footnotes follow)

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2014	2013	2012	2011	2010
Net income (loss):
Basic	$2.80	$2.40	$3.17	$(0.15)	$(7.21)
Diluted	2.79	2.40	3.16	(0.15)	(7.21)
Common stockholders’ equity per share (2)(9)	29.82	27.63	26.10	23.50	24.33
Common stockholders’ tangible equity per share (2)(9)	29.68	27.50	25.88	23.14	23.80
Cash dividends	0.72	0.54	0.04	0.10	0.28
Dividend payout ratio (basic)	25.53%	22.50%	1.26%	(66.67)%	(3.88)%
Dividend payout ratio (diluted)	25.53%	22.50%	1.27%	(66.67)%	(3.88)%

OTHER DATA:
	As of December 31
	2014	2013	2012	2011	2010
Full time equivalent employees	1,150	1,084	1,074	1,078	1,060
Number of branches	93	88	88	89	89

(footnotes follow)

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2014	2013	2012	2011	2010
Performance Ratios:
Return on average assets (3)	1.17%	1.09%	1.54%	0.13%	(1.36)%
Return on average common equity (4)	9.60	8.85	14.03	1.37	(17.19)
Average common equity to average assets	12.20	12.36	10.96	9.31	7.90
Interest rate spread (5)	4.04	4.08	4.13	3.99	3.61
Net interest margin (6)	4.07	4.11	4.17	4.05	3.67
Non-interest income to average assets	1.17	1.02	0.64	0.79	0.64
Non-interest expense to average assets	3.32	3.31	3.35	3.69	3.53
Efficiency ratio (7)	65.67	67.11	72.71	79.62	86.03
Average interest-earning assets to funding liabilities	108.78	108.28	109.11	106.90	104.32
Selected Financial Ratios:
Allowance for loan losses as a percent of total loans at end of period	1.98	2.17	2.37	2.52	2.86
Net charge-offs (recoveries) as a percent of average outstanding loans during the period	(0.05)	0.08	0.57	1.50	1.88
Non-performing assets as a percent of total assets	0.43	0.66	1.18	2.79	5.77
Allowance for loan losses as a percent of non-performing loans (8)	453.56	299.81	223.20	110.09	64.30
Common stockholders’ tangible equity to tangible assets (9)	12.30	12.23	11.80	9.54	8.73
Consolidated Capital Ratios:
Total capital to risk-weighted assets	16.80	16.99	16.96	18.07	16.92
Tier 1 capital to risk-weighted assets	15.54	15.73	15.70	16.80	15.65
Tier 1 leverage capital to average assets	13.41	13.64	12.74	13.44	12.24

(1)	Includes securities available-for-sale and held-to-maturity.

(2)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP and adjusted for 1-for-7 reverse stock split.

(3)	Net income divided by average assets.

(4)	Net income divided by average common equity.

(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.

(7)	Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).

(8)	Non-performing loans consist of nonaccrual and 90 days past due loans.

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

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2014, its 90 branch offices and ten loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington. As of December 31, 2014, we had total consolidated assets of $4.7 billion, net loans of $3.8 billion, total deposits of $3.9 billion and total stockholders’ equity of $584 million.

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

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in 2014, as evidenced by our solid operating results and profitability. Highlights for the year included further improvement in our asset quality, significantly increased core deposits (transaction and savings accounts), solid revenues from core operations, strong loan growth and additional client acquisition. For the year ended December 31, 2014, Banner had a significant increase in net interest income, as well as a meaningful increase in deposit fees and service charges and solid revenue from mortgage banking. The year ended December 31, 2014 was also highlighted by the acquisition of six branches in southwestern Oregon (the Branch Acquisition). In connection with the Branch Acquisition, as of June 20, 2014, the Company acquired approximately $212 million in deposits, $88 million in loans and 10,500 new customer relationships. In addition, the Company recognized a $9.1 million bargain purchase gain related to the Branch Acquisition, which net of related expenses added $0.25 per diluted share to the 2014 earnings. Additionally, the quarterly cash dividend was increased to $0.18 per share in 2014 from $0.15 per share in the last two quarters of 2013, reflecting the strong performance and our expectation of continued success and sustained profitability.

In spite of persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement and consistent profitability in 2012 and 2013 which continued in 2014.  For the year ended December 31, 2014, our net income to common shareholders was $54.2 million or $2.79 per diluted share, compared to net income to common shareholders of $46.6 million, or $2.40 per diluted share for the year ended December 31, 2013 and $59.1 million, or $3.16 per diluted share for the year ended December 31, 2012. Although there continue to be indications that economic conditions are improving from the recessionary downturn, the pace of recovery has been modest and uneven and ongoing uncertainty in the economy and low interest rates will likely continue to be challenging going forward.  However, over the past four years we have significantly added to our client relationships and account base, as well as substantially improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in lower credit costs and stronger and sustainable revenues, and which we believe has positioned the Company well to meet this challenging environment with continued success.

Our return to profitability was punctuated in the second quarter of 2012 by management's decision to reverse the valuation allowance against our deferred tax assets. This decision resulted in a substantial tax benefit for the full year 2012, and resulted in a significant reduction in our tax expense for the year ended December 31, 2012. The decision to reverse the valuation allowance reflected our confidence in the sustainability of our future profitability. Further, as a result of our return to profitability, including the reversal of our deferred tax asset, our improved asset quality and operating trends, strong capital position and our expectation for sustainable profitability for the foreseeable future, we also significantly reduced the credit risk component associated with the estimated fair value of the junior subordinated debentures issued by the Company. Changes in these two significant accounting estimates, while substantial, represent non-cash valuation adjustments that had no effect on our liquidity or our ability to fund our operations.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased 8% to $179.9 million for the year ended December 31, 2014, compared to $166.7 million for the year earlier. This increase in net interest income reflects the significant growth in earning assets and occurred despite the decrease in interest rate spread as a result of declining yields on earning assets, which was only partially offset by continuing reductions in deposit and other funding costs. During the year ended December 31, 2014, our interest spread decreased to 4.04% from 4.08% for the prior year while our net interest margin decreased to 4.07% compared to 4.11% for the prior year.

As a result of adequate reserves already in place as well as declining net charge-offs, we did not record a provision for loan losses in the years ended December 31, 2014 and December 31, 2013. By contrast, we recorded a $13.0 million provision for the year ended December 31, 2012 and substantially larger provisions in the three years immediately prior to 2012. The decrease in loan loss provisioning compared to the earlier years reflects our significant progress in reducing the levels of delinquencies, non-performing loans and net charge-offs.  As a result of our continued focused efforts, non-performing loans decreased by 32% to $16.7 million at December 31, 2014, compared to $24.8 million a year earlier. Our allowance for loan losses at December 31, 2014 was $75.9 million, representing 1.98% of total loans outstanding and 454% of non-performing loans. (See Note 6, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-K.)

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value, and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries. Further, in the year ended December 31, 2014, our net income was significantly augmented by an acquisition bargain purchase gain related to the Branch Acquisition and in the year ended December 31, 2013 by a termination fee related to the cancellation of the proposed acquisition of Home Federal Bancorp, Inc. (See Note 22 of the Notes to the Consolidated Financial Statements.) For the year ended December 31, 2014, we recorded a net gain of $1.4 million for fair value adjustments, $42,000 in net gains on the sale of securities, and the $9.1 million acquisition bargain purchase gain. In comparison, for the year ended December 31, 2013, we recorded a net charge of $2.3 million for fair value adjustments, which was offset by $1.0 million in net gains on the sale of securities, $409,000 in OTTI recoveries and a $3.0 million proposed acquisition termination fee.

Our total other operating income, which includes net gains on sale of securities, changes in the value of financial instruments carried at fair value and, for 2014, includes the acquisition bargain purchase gain, was $54.3 million for the year ended December 31, 2014, compared to $43.3 million for the year ended December 31, 2013, including the proposed acquisition termination fee. Other operating income excluding the net gain on sale of securities, OTTI adjustments, changes in the value of financial instruments, the acquisition bargain purchase gain and proposed acquisition termination fee, which we believe is more indicative of our core operations, increased 6% to $43.8 million for the year ended December 31, 2014 compared to $41.2 million for the same period a year earlier, as increased deposit fees and service charges more than offset decreased mortgage banking revenues.

Our total revenues (net interest income before the provision for loan losses plus total other operating income) for the year ended December 31, 2014 increased $24.1 million, or 11%, to $234.1 million, compared to $210.1 million for the same period a year earlier, largely as a result of the net fair value gain in 2014 and the acquisition bargain purchase gain somewhat offset by a drop in net gains on the sale of securities.  Our total revenues from core operations, which excludes net gains on sale of securities, OTTI and fair value adjustments, the bargain purchase gain and termination fee, increased by $15.6 million, or 8%, to $223.6 million for the year ended December 31, 2014, compared to $208.0 million for the same period a year earlier.

For the year ended December 31, 2014, other operating expenses increased 9% to $153.7 million, compared to $141.0 million for the year ended December 31, 2013, largely as a result of increased costs related to acquisition activities, including the operation of six newly acquired branches as well as transaction, integration and conversion-related expense for those branches and for the Siuslaw and AmericanWest transactions and increased compensation expense.

Other operating income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, net gains or losses on sale of securities and, in certain periods, acquisition-related bargain purchase gains and costs, are non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands, except per share data):

	For the Years Ended December 31
	2014	2013	2012
Total other operating income (GAAP)	$54,254	$43,342	$26,902
Exclude net gain on sale of securities	(42)	(1,022)	(51)
Exclude other-than-temporary impairment (recovery) loss	—	(409)	409
Exclude change in valuation of financial instruments carried at fair value	(1,374)	2,278	16,515
Exclude one-time termination fee	—	(2,954)	—
Exclude acquisition bargain purchase gain	(9,079)	—	—
Total other operating income from core operations (non-GAAP)	$43,759	$41,235	$43,775

Net interest income before provision for loan losses	$179,872	$166,716	$167,648
Total other operating income	54,254	43,342	26,902
Total GAAP revenue	234,126	210,058	194,550
Exclude net gain on sale of securities	(42)	(1,022)	(51)
Exclude other-than-temporary impairment (recovery) loss	—	(409)	409
Exclude change in valuation of financial instruments carried at fair value	(1,374)	2,278	16,515
Exclude one-time termination fee	—	(2,954)	—
Exclude acquisition bargain purchase gain	(9,079)	—	—
Revenue from core operations (non-GAAP)	$223,631	$207,951	$211,423

Income before provision for taxes (GAAP)	$80,385	$69,083	$40,097
Exclude net gain on sale of securities	(42)	(1,022)	(51)
Exclude other-than-temporary impairment (recovery) loss	—	(409)	409
Exclude change in valuation of financial instruments carried at fair value	(1,374)	2,278	16,515
Exclude one-time termination fee	—	(2,954)	—
Exclude acquisition bargain purchase gain	(9,079)	—	—
Exclude acquisition related costs	4,325	550	—
Income from core operations before provision for taxes (non-GAAP)	$74,215	$67,526	$56,970

Net income (GAAP)	$54,165	$46,555	$64,882
Exclude net gain on sale of securities	(42)	(1,022)	(51)
Exclude other-than-temporary impairment (recovery) loss	—	(409)	409
Exclude change in valuation of financial instruments carried at fair value	(1,374)	2,278	16,515
Exclude one-time termination fee	—	(2,954)	—
Exclude acquisition bargain purchase gain	(9,079)	—	—
Exclude acquisition related costs	4,325	550	—
Exclude related tax expense (benefit)	2,833	561	(6,074)
Total earnings from core operations (non-GAAP)	$50,828	$45,559	$75,681

Acquisition bargain purchase gain	$9,079	$—	$—
Proposed acquisition termination fee	—	2,954	—
Acquisition related costs	(4,325)	(550)	—
Related tax expense	(2,323)	(865)	—
Total net effect of acquisitions (including proposed acquisitions) on earnings	$2,431	$1,539	$—
Diluted weighted shares outstanding	19,402,656	19,397,360	18,722,859
Total net effect of acquisition on diluted earnings per share	$0.13	$0.08	$—

Common stockholders' tangible equity per share and the ratio of tangible common stockholders' equity to tangible assets referred to in footnote(9) to Item 6 - Selected Financial Data above are also non-GAAP financial measures. We calculate tangible common equity by excluding other intangible assets from stockholders' equity. We calculate tangible assets by excluding the balance of other intangible assets from total assets. We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. Management believes that this non-GAAP financial measure provides information to investors that is useful in understanding the basis of our capital position (dollars in thousands).

	December 31
	2014	2013	2012
Stockholders’ equity (GAAP)	$583,624	$538,972	$506,919
Exclude other intangible assets, net	2,831	2,449	4,230
Tangible common stockholders’ equity (non-GAAP)	$580,793	$536,523	$502,689
Total assets (GAAP)	$4,723,899	$4,388,898	$4,265,564
Exclude other intangible assets, net	2,831	2,449	4,230
Total tangible assets (non-GAAP)	$4,721,068	$4,386,449	$4,261,334
Tangible common stockholders’ equity to tangible assets (non-GAAP)	12.30%	12.23%	11.80%

Common stockholders' tangible equity per share (non-GAAP)	$29.68	$27.50	$25.88

Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. At December 31, 2014, our net loan portfolio totaled $3.758 billion compared to $3.344 billion at December 31, 2013.

We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans for both owner-occupied and investment properties, including construction and development loans for these types of properties, totaled $1.432 billion, or approximately 37% of our loan portfolio at December 31, 2014. In addition, multifamily residential real estate loans, including construction and development loans for these types of properties, totaled $228 million and comprise approximately 6% of our loan portfolio. While our level of activity and investment in commercial and multifamily real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods resulting in growth in these loan balances. Commercial real estate loans increased by $215 million during the year ended December 31, 2014 and multifamily loans increased by $38 million.

We also originate residential construction, land and land development loans and, although our portfolio balances are well below the peak levels before the financial crisis, beginning in 2011 and continuing since then we have experienced increased demand for one- to four-family construction loans. Outstanding residential construction, land and land development balances increased $46 million, or 17%, to $322 million at December 31, 2014 compared to $276 million at December 31, 2013. Still, residential construction, land and land development loans represented only approximately 8% of our total loan portfolio at December 31, 2014.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  Reflecting the slowly recovering economy, demand for these types of commercial business loans has been modest although our production levels have increased in recent periods. Commercial and agricultural business loans increased $52 million, or 6%, to $962 million at December 31, 2014, compared to $910 million at December 31, 2013. Commercial and agricultural business loans represented approximately 25% of our portfolio at December 31, 2014.

Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. Refinancing activity was particularly significant in 2012 and in the first six months of 2013, leading to meaningful increases in residential mortgage originations during those periods; however, the rise in mortgage interest rates that began in the second quarter of 2013 slowed origination activity and has resulted in much lower refinancing activity in recent periods. At December 31, 2014, our outstanding balances for residential mortgages increased $11 million to $540 million, compared to $529 million at December 31, 2013. One- to four-family residential real estate loans represented nearly 14% of our loan portfolio at December 31, 2014. Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. We have increased our emphasis on consumer lending in recent years, and while demand for consumer loans has been modest during this period of economic weakness as we believe many consumers have been focused on reducing their personal debt, we began to see some meaningful growth in 2014. For the year 2014, consumer loans, including consumer loans secured by one- to four-family residences, increased $54 million to $349 million, or 9% of our portfolio at December 31, 2014, with most of the increase arising from increased usage of home equity lines of credit.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our branch expansion over many years, including the Branch Acquisition, and our current marketing efforts has been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly directed towards increasing transaction and savings accounts and for the past three years we have been very successful in increasing these core deposit balances. The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.

Total deposits were $3.899 billion at December 31, 2014 compared to $3.618 billion a year earlier.  Non-interest-bearing account balances increased 16% to $1.299 billion at December 31, 2014, compared to $1.115 billion a year ago. Interest-bearing transaction and savings accounts totaled $1.830 billion at December 31, 2014, compared to $1.630 billion a year ago, while certificates of deposit further decreased to $771 million compared to $873 million a year earlier. Non-certificate core deposits represented 80% of total deposits at December 31, 2014, compared to 76% of total deposits a year ago and 71% two years earlier.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2013.  For additional information concerning critical accounting policies, see Notes 1, 6, 13, 21 and 22 of the Notes to the Consolidated Financial Statements and the following:

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

Accounting Standards Recently Adopted or Issued

Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2013-11, Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013. The Company adopted the provisions of ASU 2013-11 effective January 1, 2014. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for fiscal years and interim periods beginning after December 15, 2014 and is not expected to have a material impact on the Company's consolidated financial statements.

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

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which requires the Company to consider these transactions as secured borrowings. The ASU seeks to prevent activities used leading up to the financial crisis regarding repurchase agreements, whereby pledges to maturity were recorded as sales, which may have over-reported income and may have under-reported liabilities, making it difficult for stakeholders to understand how a company was performing. The accounting changes in this ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. Earlier application for a public business entity is prohibited. The accounting changes in this ASU are not expected to have a material impact on the Company's consolidated financial statements.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

In August 2014, FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this ASU affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The ASU provides specific guidance on how to classify or measure foreclosed mortgage loans that are government guaranteed. The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and creditor has the ability to recover under the claim and, 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. ASU No. 2014-14 is effective for fiscal years and interim periods beginning after December 15, 2014 and is not expected to have a material impact on the Company's consolidated financial statements.

Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). The ASU eliminates from GAAP the concept of extraordinary items. Under subtopic 225-20, entities were required to separately classify, present, and disclose extraordinary events and transactions that were both unusual in nature and infrequent in occurrence. This amendment will save time and reduce costs for preparers, as well as alleviate uncertainty for auditors and regulators in evaluating potentially extraordinary items. The amendment is effective for fiscal years and interim reporting periods after December 15, 2015. It may be applied prospectively, and retrospectively to all reporting periods presented in the financial statements. The adoption of ASU No. 2015-01 is not expected to have a material impact on the Company's consolidated financial statements.

Comparison of Financial Condition at December 31, 2014 and 2013

General. Total assets increased $335 million, or 8%, to $4.724 billion at December 31, 2014, compared to $4.389 billion at December 31, 2013.  Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) increased $414 million, or 12%, to $3.758 billion at December 31, 2014, from $3.344 billion at December 31, 2013.  The increase in net loans included increases of $209 million in commercial real estate loans, $30 million in multifamily real estate loans, $19 million in one- to four-family construction loans, $13 million in multifamily and commercial construction loans and $27 million in land and land development loans. Commercial business loans increased by $42 million while agricultural business loans increased $10 million. Consumer loans increased by $54 million, including $19 million as a result of the Branch Acquisition, and one- to four-family real estate loans increased by $10 million.

The increase in commercial real estate loans included $164 million for investment properties and $44 million for owner-occupied properties. The increase in construction and development loans was particularly helpful to the net interest margin as interest rates, loan fees and the velocity of turnover in this lending activity are generally higher than for most other categories of loans. While demand for commercial and consumer loans remained modest and utilization of existing credit lines for consumer and commercial borrowers was low, our production of new commercial real estate and commercial loans was again encouraging.

Securities decreased to $583 million at December 31, 2014, from $635 million at December 31, 2013, and the aggregate total of securities and interest-bearing deposits decreased $65 million, or 9%, to $638 million at December 31, 2014, compared to $703 million a year earlier.  Securities purchases during the current year have been modest and were primarily mortgage-backed securities and intermediate-term taxable and tax-exempt municipal securities. Securities sales have also been modest and were primarily sales of mortgage-backed securities. The average effective duration of Banner's securities portfolio was approximately 3.1 years at December 31, 2014. At December 31, 2014, the fair value of our trading securities was $7 million less than their amortized cost.  In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $4.2 million for the year ended December 31, 2014, which was included net of the associated tax expense of $1.5 million as a component of other comprehensive income and largely occurred as a result of modestly decreased market interest rates. Periodically, we also acquire securities (primarily municipal bonds) which are designated as held-to-maturity and this portfolio increased by $29 million from the prior year-end balances. (See Notes 5 and 22 of the Notes to the Consolidated Financial Statements.)

REO decreased another $1 million, to $3 million at December 31, 2014 compared to $4 million at December 31, 2013 and $16 million at December 31, 2012, continuing the improving trend with respect to these non-earning assets.  The December 31, 2014 total included $2 million in residential land or land development projects and $2 million in single-family homes and related residential construction.  During the year ended December 31, 2014, we transferred $3 million of loans into REO, capitalized additional investments of $30,000 in acquired properties, disposed of approximately $5 million of properties and recognized $1 million of gains in current earnings, net of valuation adjustments, for REO properties sold.  (See “Asset Quality” discussion below.)

Deposits increased $281 million, or 8%, to $3.899 billion at December 31, 2014, from $3.618 billion at December 31, 2013, largely as a result of the Branch Acquisition.  Non-interest-bearing deposits increased by $184 million, or 16%, to $1.299 billion from $1.115 billion, and interest-bearing transaction and savings accounts increased by $200 million, or 12%, to $1.830 billion at December 31, 2014 from $1.630 billion at December 31, 2013.  Offsetting these increases, certificates of deposit decreased $102 million, or 12%, to $771 million at December 31, 2014 from $873 million at December 31, 2013. Core deposits increased to 80% of total deposits at December 31, 2014, compared to 76% of total deposits one year earlier. The Branch Acquisition resulted in a $207 million increase in deposits, including $69 million in non-interest bearing deposits, $105 million in interest-bearing transaction and savings accounts, and $33 million in certificates of deposit as of December 31, 2014.

FHLB advances increased $5 million, to $32 million at December 31, 2014 from $27 million at December 31, 2013.  The new FHLB advances were all very short-term maturities with correspondingly low interest rates. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, decreased $6 million to $77 million at December 31, 2014, compared to $83 million at December 31, 2013. No additional junior subordinated debentures were issued or matured during the year; however, the estimated fair value of these instruments increased $4 million to $78 million at December 31, 2014 from $74 million a year ago, primarily as a result of the impact of the passage of time on the years to maturity in the net present value calculation used to estimate fair value of these financial instruments.  For more information, see Notes 10, 11 and 12 of the Notes to the Consolidated Financial Statements.

Total stockholders’ equity increased $45 million, or 8%, to $584 million at December 31, 2014 compared to $539 million at December 31, 2013, primarily due to retained earnings from operations, a $3 million gain, net of income taxes, as a result of changes in other comprehensive income, and $2 million related to share-based compensation, which was partially offset by the payment of $14 million in cash dividends to common shareholders and $2 million related to the redemption of shares in connection with the termination of the ESOP. Tangible common stockholders' equity, which excludes intangible assets, also increased $44 million to $581 million, or 12.30% of tangible assets at December 31, 2014, compared to $537 million, or 12.23% at December 31, 2013, reflecting the net additions to equity and the reduction through amortization in core deposit intangibles.  During the year ended December 31, 2014, the only Banner Corporation shares we repurchased were 12,185 shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants and 47,890 shares redeemed related to the termination of the ESOP.

Investments.  At December 31, 2014, our consolidated investment portfolio totaled $583 million and consisted principally of U.S. Government and agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, corporate debt obligations, and asset-backed securities.  From time to time, our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2014, our aggregate investment in securities decreased $53 million.  Holdings of U.S. Government and agency obligations decreased $28 million, mortgage-backed securities decreased $24 million, corporate bonds decreased $18 million and a there was small net decrease in asset-backed securities. Partially offsetting these decreases was a net increase in municipal bonds of $18 million.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $33 million (also with an amortized cost of $33 million) at December 31, 2014, a weighted average contractual maturity of 4.1 years and a weighted average coupon rate of 1.42%.  Most of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.  Certain agency obligations also include step-up provisions which provide for periodic increases in the coupon rate if the call options are not exercised.

Mortgage-Backed Obligations:  At December 31, 2014, our mortgage-backed and mortgage-related securities had a carrying value of $326 million ($325 million at amortized cost, with a fair value adjustment of $1 million).  The weighted average coupon rate of these securities was 2.51% and the weighted average contractual maturity was 8.0 years, although we receive principal payments on these securities each period resulting in a much shorter expected average life.  As of December 31, 2014, 98% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 2% pay at an adjustable-interest rate.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2014 was $142 million (also with an amortized cost of $142 million), and was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts located in the states of Washington, Oregon and Idaho, our primary service area.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2014 had a carrying value of $30 million (also $30 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. We have not experienced any defaults or payment deferrals on our municipal bonds.  At December 31, 2014, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 10.8 years and a weighted average coupon rate of 4.31%.

Corporate Bonds:  Our corporate bond portfolio, which had a carrying value of $26 million ($35 million at amortized cost, with a fair value adjustment of $9 million) at December 31, 2014, was comprised principally of long-term adjustable-rate capital securities issued by financial institutions, including single issuers trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies.  The market for these capital securities deteriorated significantly in 2008 and 2009 and in our opinion is still not currently functioning in a meaningful manner.  As a result, the fair value estimates for many of these securities are more subjective than in periods before 2008 when they were acquired.  Nonetheless, it is apparent that the values have declined appreciably since purchase, which is reflected in our financial statements and results of operations, although values have recently improved and we had a $1.0 million recovery during the year ended December 31, 2013 on certain collateralized debt obligations that had previously been written off. In addition, during 2014 we had approximately $5.1 million of recovery in our fair value adjustments as a result of the full payoff of two investments in similar collateralized debt obligations that had previously been valued substantially below their amortized cost.  (See “Critical Accounting Policies” above and Note 22 of the Notes to the Consolidated Financial Statements.)  At December 31, 2014, the portfolio had a weighted average maturity of 18.7 years and a weighted average coupon rate of 2.08%.

Asset-Backed Securities:  At December 31, 2014, our asset-backed securities portfolio had a carrying value of $26 million (also with an amortized cost of $26 million), and was comprised of securitized pools of student loans issued or guaranteed by the Student Loan Marketing Association (SLMA) and credit card receivables.  The weighted average coupon rate of these securities was 1.86% and the weighted average contractual maturity was 8.1 years. Approximately 62% of these securities have adjustable interest rates tied to three-month LIBOR while the remaining securities have fixed interest rates.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost as of December 31, 2014, 2013 and 2012 (dollars in thousands):

Table 1: Securities—Trading

	December 31
	2014		2013		2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government and agency obligations	$1,505	3.7%	$1,481	2.4%	$1,637	2.3%
Municipal bonds:
Tax exempt	1,440	3.6	5,023	8.0	5,684	8.0
Corporate bonds	19,118	47.5	35,140	56.2	35,741	50.2
Mortgage-backed or related securities:
1-4 residential agency guaranteed	8,726	21.7	11,230	18.0	17,911	25.1
Multifamily, agency guaranteed	9,410	23.4	9,530	15.3	10,196	14.3
Total mortgage-backed or related securities	18,136	45.1	20,760	33.3	28,107	39.4
Equity securities	59	0.1	68	0.1	63	0.1
Total securities—trading	$40,258	100.0%	$62,472	100.0%	$71,232	100.0%

Table 2: Securities—Available-for-Sale

	December 31
	2014		2013		2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government and agency obligations	$29,770	7.2%	$58,660	12.5%	$338,971	72.8%
Municipal bonds:
Taxable	16,578	4.0	23,664	5.0	10,581	2.3
Tax exempt	33,450	8.2	29,191	6.2	16,729	3.6
Total municipal bonds	50,028	12.2	52,855	11.2	27,310	5.9
Corporate bonds	5,018	1.2	6,964	1.5	6,260	1.3
Mortgage-backed or related securities:
1-4 residential agency guaranteed	48,519	11.8	46,887	10.0	70,500	15.1
1-4 residential other	713	0.2	1,051	0.2	1,835	0.4
Multifamily agency guaranteed	241,081	58.7	268,438	57.1	20,919	4.5
Multifamily other	10,497	2.5	10,234	2.2	—	—
Total mortgage-backed or related securities	300,810	73.2	326,610	69.5	93,254	20.0
Asset-backed securities:
SLMA	15,629	3.8	15,681	3.3	—	—
Other asset-backed securities	9,766	2.4	9,510	2.0	—	—
Total asset-backed securities	25,395	6.2	25,191	5.3	—	—
Total securities—available-for-sale	$411,021	100.0%	$470,280	100.0%	$465,795	100.0%

Table 3: Securities—Held-to-Maturity

	December 31
	2014		2013		2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government and agency obligations	$2,146	1.6%	$1,186	1.2%	$—	—%
Municipal bonds:
Taxable	12,988	9.9	10,552	10.3	7,496	9.9
Tax exempt	106,963	81.5	85,374	83.3	66,692	88.4
Total municipal bonds	119,951	91.4	95,926	93.6	74,188	98.3
Corporate bonds	1,800	1.4	2,050	2.0	1,250	1.7
Mortgage-backed or related securities:
Multifamily, agency guaranteed	5,781	4.4	3,351	3.2	—	—
Total securities—held-to-maturity	$131,258	100.0%	$102,513	100.0%	$75,438	100.0%
Estimated market value	$137,608		$103,610		$80,107

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—trading at fair value as of December 31, 2014 (dollars in thousands):

Table 4:  Securities—Trading Maturity/Repricing and Rates

	Securities—Trading at December 31, 2014
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten to Twenty Years		After Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations:
Fixed-rate	$—	—%	$—	—%	$1,504	5.27%	$—	—%	$—	—%	$1,504	5.27%
Municipal bonds:
Fixed-rate taxable	1,094	3.64	345	3.98	—	—	—	—	—	—	1,439	3.72
Corporate bonds:
Adjustable-rate	14,398	2.55	4,721	2.33	—	—	—	—	—	—	19,119	2.51
Mortgage-backed or related securities:
Fixed-rate	—	—	6,752	4.87	6,223	4.71	2,671	5.00	—	—	15,646	4.83
Adjustable-rate	2,491	2.35	—	—	—	—	—	—	—	—	2,491	2.35
	2,491	2.35	6,752	4.87	6,223	7.71	2,671	5.00	—	—	18,137	4.48
Equity securities	59	—	—	—	—	—	—	—	—	—	59	—
Total securities—trading—carrying value	$18,042	2.58	$11,818	3.64	$7,727	4.81	$2,671	5.00	$—	—	$40,258	3.31
Total securities—trading—amortized cost	$25,421		$12,595		$7,035		$2,429		$—		$47,480

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—available-for-sale at fair value as of December 31, 2014 (dollars in thousands):

Table 5:  Securities—Available-for-Sale Maturity/Repricing and Rates

	Securities—Available-for-Sale at December 31, 2014
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten to Twenty Years		After Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations:
Fixed-rate	$—	—%	$11,548	1.03%	$—	—%	$534	1.47%	$—	—%	$12,082	1.05%
Adjustable-rate	16,658	0.91	1,030	1.19	—	—	—	—	—	—	17,688	0.93
	16,658	0.91	12,578	1.04	—	—	534	1.47	—	—	29,770	0.98
Municipal bonds:
Fixed-rate taxable	4,088	0.88	12,029	1.44	461	2.20	—	—	—	—	16,578	1.32
Fixed-rate tax exempt (1)	5,276	1.21	15,740	1.19	—	—	8,414	1.86	4,020	2.02	33,450	1.47
	9,364	1.07	27,769	1.30	461	2.20	8,414	1.86	4,020	2.02	50,028	1.42
Corporate bonds:
Adjustable-rate	5,018	1.03	—	—	—	—	—	—	—	—	5,018	1.03
Mortgage-backed or related securities:
Fixed-rate	—	—	220,434	1.29	14,736	2.80	4,931	1.51	57,416	2.31	297,517	1.56
Adjustable-rate	3,293	1.32	—	—	—	—	—	—	—	—	3,293	1.32
	3,293	1.32	220,434	1.29	14,736	2.80	4,931	1.51	57,416	2.31	300,810	1.56
Asset-backed securities:
Fixed-rate	—	—	—	—	9,766	1.65	—	—	—	—	9,766	1.65
Adjustable-rate	15,629	1.34	—	—	—	—	—	—	—	—	15,629	1.34
	15,629	1.34	—	—	9,766	1.65	—	—	—	—	25,395	1.46
Total securities—available-for-sale—carrying value	$49,962	1.11	$260,781	1.28	$24,963	2.33	$13,879	1.72	$61,436	2.29	$411,021	1.49
Total securities—available-for sale amortized cost	$49,783		$261,930		$24,963		$13,846		$60,902		$411,424

(1)	Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—held-to-maturity as of December 31, 2014 (dollars in thousands):

Table 6:  Securities—Held-to-Maturity Maturity/Repricing and Rates

	Securities—Held-to-Maturity at December 31, 2014
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten to Twenty Years		After Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations:
Fixed-rate	$—	—%	$1,000	1.13%	$—	—%	$1,146	1.20%	$—	—%	$2,146	1.17%
Municipal bonds:
Fixed-rate taxable	100	4.15	4,963	3.54	634	2.50	7,290	3.98	—	—	12,987	3.74
Fixed-rate tax exempt (1)	417	3.22	8,499	2.30	16,768	2.78	67,593	3.75	13,687	2.89	106,964	3.37
	517	3.40	13,462	2.76	17,402	2.77	74,883	3.77	13,687	2.89	119,951	3.41
Corporate bonds:
Fixed-rate	250	3.00	500	3.00	1,050	3.52	—	—	—	—	1,800	3.31
Mortgage-backed or related securities:
Fixed-rate	—	—	—	—	5,781	2.73	—	—	1,580	2.26	7,361	2.63
Total securities held-to-maturity—carrying value	$767	3.27	$14,962	2.66	$24,233	2.80	$76,029	3.74	$15,267	2.83	$131,258	3.33
Total securities held-to-maturity—estimated market value	$771		$15,184		$24,678		$81,361		$15,614		$137,608

(1)	Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

Loans and Lending.  Our loan portfolio increased $415 million, or 12%, during the year ended December 31, 2014, compared to an increase of $183 million, or 6%, during the year ended December 31, 2013.  While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  We have implemented strategies designed to capture more market share and achieve increases in targeted loans and our loan originations increased meaningfully in 2013 and 2014. Nonetheless, looking forward, new loan originations and portfolio balances will continue to be significantly affected by the course of economic activity.  For the years ended December 31, 2014, 2013 and 2012, we originated loans, net of repayments and charge-offs, of $506 million, $595 million and $458 million, respectively.  The level of net originations during all three years was significantly impacted by a substantial amount of loan repayments. We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans to secondary market purchasers.  Proceeds from sales of loans for the years ended December 31, 2014, 2013 and 2012 totaled $379 million, $463 million and $515 million, respectively.  See “Loan Servicing Portfolio” below.  Loans held for sale were unchanged at $3 million at both December 31, 2014, and 2013.

At various times, we also purchase whole loans and participation interests in loans.  During the years ended December 31, 2014, 2013 and 2012, we purchased $194 million, $49 million and $18 million, respectively, of loans and loan participation interests. The significant increase in loan purchases in the current year primarily reflects participations in commercial real estate loans.

One- to Four-Family Residential Real Estate Lending:  At December 31, 2014, $540 million, or 14%, of our loan portfolio, consisted of permanent loans on one- to four-family residences.  We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon and Idaho.  Our originations of one- to four-family residential loans were particularly strong in 2012 and 2013; however, since most of these new loans were sold in the secondary market and principal repayments on existing loans were substantial, our balance of loans on one- to four-family residences decreased in those years. Our one- to four-family loan originations totaled $410 million for the year ended December 31, 2014, compared to $511 million and $538 million for the years ended December 31, 2013 and 2012, respectively. Despite somewhat lower origination volume and continued loan sales, our balance of loans for one- to four-family residences increased by $10 million in 2014, largely as a result of loans acquired as a part of the Branch Acquisition.

Construction and Land Lending:   Our construction loan originations have increased for each of the past three years as builders have adjusted to new price levels and certain sub-markets have become very active. As a result, one- to four-family construction loans have increased by $17 million in 2012, $40 million in 2013, and $19 million in 2014, to total $220 million at December 31, 2014. In addition, during the year ended December 31, 2014, land development loans (both residential and commercial) increased by $27 million to $114 million at December 31, 2014.  Our construction and land development loan originations totaled $710 million for the year ended December 31, 2014, compared to $681 million for the year ended December 31, 2013, and $492 million for the year ended December 31, 2012.  At December 31, 2014, construction and land loans totaled $411 million (including $220 million of one- to four-family construction loans, $102 million of residential land or land development loans, $78 million of commercial and multifamily real estate construction loans and $11 million of commercial land or land development loans), or 11% of total loans, compared to $351 million, or 10%, at December 31, 2013. The geographic distribution of our construction and land development loans is approximately 38% in the greater Puget Sound market and 38% in the greater Portland, Oregon market, with the remaining 24% in the various eastern Washington, eastern Oregon and western Idaho markets we serve.  At December 31, 2014, only $1 million of these loans were non-performing. For the years ended December 31, 2014 and 2013, performing construction loans made a very important contribution to our net interest income and profitability.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by multifamily and commercial real estate.  Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  We experienced reasonably strong demand for both multifamily and commercial real estate loans in 2014, and total balances in these categories increased $239 million or 18% from the prior year end.  At December 31, 2014, our loan portfolio included $1.404 billion of commercial real estate loans, or 37% of the total loan portfolio.  Our portfolio of multifamily loans was much smaller, at $168 million, or 4% of total loans.

Commercial Business Lending:  We are active in small- to medium-sized business lending.  In addition to providing earning assets, this type of lending has helped increase our deposit base. For 2014, our production levels for targeted business loans were good and resulted in a $42 million, or 6%, increase in commercial business loans. Although line utilizations remain low, the increase in commercial business loans is an encouraging sign of improving economic activity as well as additional successful sales results for our lending offices.  At December 31, 2014, commercial business loans totaled $724 million, or 19% of total loans, compared to $682 million, or 20%, at December 31, 2013.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  Generally, in recent years, weather conditions, production levels and market prices have been good for most of our agricultural borrowers.  Our 2014 production levels for agricultural loans were consistent with recent years and at December 31, 2014, agricultural loans totaled $238 million, or 6% of the loan portfolio, compared to $228 million, or 7%, at December 31, 2013.

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, recreational vehicle and boat loans, credit cards and loans secured by deposit accounts.  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing customer base.  In recent years, including 2014, demand for consumer loans has been restrained; however, outstanding balances have increased modestly despite mortgage refinancing activity that has resulted in repayments on home equity lines of credit.  The significant increase in consumer loan balances in 2014 largely reflects loans acquired as part of the Branch Acquisition, although we also experienced a slow down in the payoff of consumer loans related to mortgage refinance transactions. The modest increase in 2012 and 2013 was due principally to the purchase during the fourth quarter of 2012 of approximately $13 million of consumer loans originated by another northwest financial institution that are secured by recreational boats, and in 2013 the purchase of an additional $9 million of similar boat loans from that lender. To date the performance of these purchased loans has been in accordance with our expectations as the amount of non-performing boat loans is insignificant. At December 31, 2014, our consumer loans were $54 million greater compared with the prior year. At December 31, 2014, we had $349 million, or 9% of our loan portfolio, in consumer loans, compared to $295 million, or 9%, at December 31, 2013.  As of December 31, 2014, 64% of our consumer loans were secured by one- to four-family real estate, including home equity lines of credit.  Credit card balances totaled $24 million at December 31, 2014 compared to $22 million a year earlier.

Loan Servicing Portfolio:  At December 31, 2014, we were servicing $1.391 billion of loans for others and held $6.7 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2014 was composed of $847 million of Freddie Mac residential mortgage loans, $415 million of Fannie Mae residential mortgage loans and $129 million of both residential and non-residential mortgage loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon and Idaho.  For the year ended December 31, 2014, we recognized $1.1 million of loan servicing fees in our results of operations, which was net of $2.1 million of amortization for mortgage servicing rights (MSRs) and included no impairment charges or reversals for a valuation adjustment to MSRs.

Mortgage Servicing Rights:  For the years ended December 31, 2014, 2013 and 2012, we capitalized $3.0 million, $2.9 million, and $3.7 million, respectively, of MSRs relating to loans sold with servicing retained.  No MSRs were purchased in those periods.  Amortization of MSRs for the years ended December 31, 2014, 2013 and 2012 was $2.1 million, $2.4 million, and $2.6 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. At December 31, 2014, our MSRs were carried at a value of $9.0 million, net of amortization, compared to $8.1 million at December 31, 2013.

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated (dollars in thousands):

Table 7:  Loan Portfolio Analysis

	December 31
	2014		2013		2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$546,783	14.3%	$502,601	14.7%	$489,581	15.1%	$469,806	14.2%	$515,093	15.1%
Investment properties	856,942	22.3	692,457	20.2	583,641	18.0	621,622	18.9	550,610	16.2
Multifamily real estate	167,524	4.4	137,153	4.0	137,504	4.3	139,710	4.2	134,634	4.0
Commercial construction	17,337	0.4	12,168	0.4	30,229	0.9	42,391	1.3	62,707	1.8
Multifamily construction	60,193	1.6	52,081	1.5	22,581	0.7	19,436	0.6	27,394	0.8
One- to four-family construction	219,889	5.7	200,864	5.9	160,815	5.0	144,177	4.4	153,383	4.5
Land and land development:
Residential	102,435	2.7	75,695	2.2	77,010	2.4	97,491	3.0	167,764	4.9
Commercial	11,152	0.3	10,450	0.3	13,982	0.4	15,197	0.5	32,386	1.0
Commercial business	723,964	18.9	682,169	20.0	618,049	19.1	601,440	18.2	585,457	17.2
Agricultural business, including secured by farmland	238,499	6.2	228,291	6.7	230,031	7.1	218,171	6.6	204,968	6.0
One- to four-family real estate	539,894	14.1	529,494	15.5	581,670	18.0	642,501	19.5	682,924	20.1
Consumer secured by one- to four-family real estate	222,205	5.8	173,188	5.1	170,123	5.3	181,049	5.5	186,036	5.5
Consumer—other	127,003	3.3	121,834	3.5	120,498	3.7	103,347	3.1	99,761	2.9
Total loans outstanding	3,833,820	100.0%	3,418,445	100.0%	3,235,714	100.0%	3,296,338	100.0%	3,403,117	100.0%
Less allowance for loan losses	(75,907)		(74,258)		(77,491)		(82,912)		(97,401)
Net loans	$3,757,913		$3,344,187		$3,158,223		$3,213,426		$3,305,716

The following table sets forth the Company’s loans by geographic concentration at December 31, 2014 (dollars in thousands):

Table 8:  Loans by Geographic Concentration

	Washington	Oregon	Idaho	Other	Total
Commercial real estate:
Owner-occupied	$383,950	$86,937	$56,348	$19,548	$546,783
Investment properties	523,806	124,604	60,053	148,479	856,942
Multifamily real estate	116,793	35,527	14,759	445	167,524
Commercial construction	15,599	—	1,738	—	17,337
Multifamily construction	50,931	8,850	412	—	60,193
One- to four-family construction	129,499	88,468	1,922	—	219,889
Land and land development:
Residential	56,675	44,707	1,053	—	102,435
Commercial	5,781	2,529	2,842	—	11,152
Commercial business	397,103	125,235	85,580	116,046	723,964
Agricultural business, including secured by farmland	119,617	69,843	48,997	42	238,499
One-to four-family real estate	341,944	172,974	24,223	753	539,894
Consumer secured by one- to four-family real estate	136,888	69,172	14,984	1,161	222,205
Consumer—other	79,520	40,803	6,243	437	127,003
Total loans outstanding	$2,358,106	$869,649	$319,154	$286,911	$3,833,820
Percent of total loans	61.5%	22.7%	8.3%	7.5%	100.0%

The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts, include loans held for sale and exclude the allowance for loan losses (in thousands):

Table 9:  Loans by Maturity

	Maturing in One Year or Less	Maturing After One to Three Years	Maturing After Three to Five Years	Maturing After Five to Ten Years	Maturing After Ten Years	Total
Commercial real estate:
Owner-occupied	$16,763	$57,378	$64,017	$307,739	$100,886	$546,783
Investment properties	43,555	91,337	96,676	450,446	174,928	856,942
Multifamily real estate	30,452	14,255	5,716	69,872	47,229	167,524
Commercial construction	8,540	6,943	—	1,854	—	17,337
Multifamily construction	24,828	35,365	—	—	—	60,193
One- to four-family construction	202,524	14,102	164	697	2,402	219,889
Land and land development:
Residential	58,716	40,303	3,260	—	156	102,435
Commercial	3,969	4,884	1,292	489	518	11,152
Commercial business	323,409	127,129	114,875	116,263	42,288	723,964
Agricultural business, including secured by farmland	114,949	24,512	29,300	58,766	10,972	238,499
One- to four-family real estate	12,815	13,474	15,548	32,535	465,522	539,894
Consumer secured by one- to four-family real estate	1,730	3,261	3,039	14,979	199,196	222,205
Consumer—other	13,062	12,196	11,658	31,690	58,397	127,003
Total loans	$855,312	$445,139	$345,545	$1,085,330	$1,102,494	$3,833,820

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

The following table sets forth the dollar amount of all loans maturing after December 31, 2015 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 10:  Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate:
Owner-occupied	$89,695	$440,325	$530,020
Investment properties	303,711	509,676	813,387
Multifamily real estate	57,447	79,624	137,071
Commercial construction	4,253	4,545	8,798
Multifamily construction	18,503	16,862	35,365
One- to four-family construction	2,435	14,930	17,365
Land and land development:
Residential	1,316	42,403	43,719
Commercial	1,562	5,621	7,183
Commercial business	205,883	194,672	400,555
Agricultural business, including secured by farmland	54,612	68,938	123,550
One- to four-family real estate	352,313	174,766	527,079
Consumer secured by one- to four-family real estate	14,160	206,314	220,474
Consumer—other	96,810	17,132	113,942
Total loans maturing after one year	$1,202,700	$1,775,808	$2,978,508

Deposits.  We made further progress in 2014 implementing our strategies to strengthen our franchise by remixing our deposits away from higher cost certificates of deposit and emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts.  Increasing core deposits (transaction and savings accounts) is a fundamental element of our business strategy. This strategy continues to improve our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits increased $281 million, or 8%, to $3.899 billion at December 31, 2014 from $3.618 billion at December 31, 2013, non-interest-bearing deposits increased by $184 million, or 16%, to $1.299 billion at year end from $1.115 billion at December 31, 2013, and interest-bearing transaction and savings accounts increased by $200 million, or 12%, to $1.830 billion at December 31, 2014 compared to $1.630 billion a year earlier.  This core deposit growth augmented similarly strong results in 2013 and coupled with significantly better pricing was primarily responsible for the reduced deposit costs and helped us to achieve the strong net interest margin we experienced in 2014.  Offsetting these increases, certificates of deposit decreased $102 million, or 12%, to $771 million at December 31, 2014 from $873 million at December 31, 2013. The decrease in certificate balances in 2014 is net of a $508,000 increase in brokered deposits to $5 million at December 31, 2014. Most of the decrease in certificates of deposit reflects a reduction in retail certificates as a result of management’s pricing decisions designed to allow maturing higher priced certificates to migrate off the balance sheet or into core deposit accounts. In addition to our organic growth in deposits, the Branch Acquisition resulted in a $207 million increase in deposits, including $69 million in non-interest bearing deposits, $105 million in interest-bearing transaction and savings accounts, and $33 million in certificates of deposit as of December 31, 2014.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 11:  Deposits

	December 31
	2014			2013			2012
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$1,298,866	33.3%	$183,520	$1,115,346	30.8%	$134,106	$981,240	27.6%
Interest-bearing checking	439,480	11.3	16,570	422,910	11.7	12,594	410,316	11.5
Regular savings	901,142	23.1	102,378	798,764	22.1	70,807	727,957	20.5
Money market	488,946	12.5	80,735	408,211	11.3	(787)	408,998	11.5
Total transaction and savings accounts	3,128,434	80.2	383,203	2,745,231	75.9	216,720	2,528,511	71.1
Certificates maturing:
Within one year	564,501	14.5	(95,893)	660,394	18.2	(99,232)	759,626	21.3
After one year, but within two years	117,724	3.1	(65)	117,789	3.3	(35,582)	153,371	4.3
After two years, but within five years	83,732	2.1	(7,148)	90,880	2.5	(21,892)	112,772	3.2
After five years	4,559	0.1	927	3,632	0.1	108	3,524	0.1
Total certificate accounts	770,516	19.8	(102,179)	872,695	24.1	(156,598)	1,029,293	28.9
Total Deposits	$3,898,950	100.0%	$281,024	$3,617,926	100.0%	$60,122	$3,557,804	100.0%

Included in Total Deposits:
Public transaction accounts	$102,854	2.6%	$15,333	$87,521	2.4%	$7,566	$79,955	2.2%
Public interest-bearing certificates	35,346	0.9	(16,119)	51,465	1.4	(9,053)	60,518	1.7
Total public deposits	$138,200	3.5%	$(786)	$138,986	3.8%	$(1,487)	$140,473	3.9%
Total brokered deposits	$4,799	0.1%	$508	$4,291	0.1%	$(11,411)	$15,702	0.4%

The following table indicates the amount of the Banks’ certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2014 (in thousands):

Table 12:  Maturity Period—$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater
Maturing in three months or less	$117,197
Maturing after three months through six months	55,819
Maturing after six months through twelve months	129,209
Maturing after twelve months	110,102
Total	$412,327

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2014 (in thousands):

Table 13: Geographic Concentration of Deposits

	Washington	Oregon	Idaho	Total
Total deposits	$2,789,542	$865,937	$243,471	$3,898,950
Percent of total deposits	71.6%	22.2%	6.2%	100.0%

Borrowings.  The FHLB-Seattle serves as our primary borrowing source.  To access funds, we are required to own a sufficient level of capital stock in the FHLB-Seattle and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided that certain creditworthiness standards have been met.  At December 31, 2014, we had $32 million of borrowings from the FHLB-Seattle (at fair value) at a weighted average rate of 0.27%, an increase of $5 million compared to a year earlier.  Also at December 31, 2014, we had an investment of $27 million in FHLB-Seattle capital stock.  At that date, Banner Bank was authorized by the FHLB-Seattle to borrow up to $901 million under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $23 million under a similar agreement.

The following table provides additional detail on our FHLB advances as of December 31, 2014 and 2013 (dollars in thousands):

Table 14:  FHLB Advances Outstanding

	December 31
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$32,000	0.27%	$27,000	0.23%
Maturing after one year through three years	—	—	—	—
Maturing after three years through five years	—	—	—	—
Maturing after five years	196	5.94	203	5.94
Total FHLB advances, at par	32,196	0.27	27,203	0.27
Fair value adjustment	54		47
Total FHLB advances, carried at fair value	$32,250		$27,250

At certain times the Federal Reserve Bank has also served as an important source of borrowings.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle.  At December 31, 2014, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $639 million from the Federal Reserve Bank; however, at that date we had no funds borrowed under this arrangement.

We also issue retail repurchase agreements to customers that are primarily related to customer cash management accounts and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2014, retail repurchase agreements totaling $77 million, with a weighted average rate of 0.20%, were secured by a pledge of certain mortgage-backed securities and agency securities.  Retail repurchase agreement balances, which are primarily associated with sweep account arrangements, decreased $6 million, or 7%, from the 2013 year-end balance.  We had no outstanding borrowings under wholesale repurchase agreements at December 31, 2014 or 2013.

We have issued an aggregate of $120 million, net of repayments, of trust preferred securities (TPS) since 2002.  The junior subordinated debentures associated with the TPS have been recorded as liabilities on our Consolidated Statements of Financial Condition, although portions of the TPS qualify as Tier 1 or Tier II capital for regulatory capital purposes.  The junior subordinated debentures are carried at fair value on our Consolidated Statements of Financial Condition and have an estimated fair value of $78 million at December 31, 2014.  At December 31, 2014, the TPS had a weighted average rate of 2.32%.  See Notes 1 and 12 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

Asset Quality.  Achieving and maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. As a result, our non-performing assets declined substantially over the last three years. All of our key credit quality metrics have improved compared to a year ago, and as a result our collection costs have been further reduced. In addition, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results. While our non-performing assets and credit costs have been materially reduced, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-performing assets decreased to $20 million, or 0.43% of total assets, at December 31, 2014, from $29 million, or 0.66% of total assets, at December 31, 2013, and $50 million, or 1.18% of total assets, at December 31, 2012.  Construction and land development loans, including related REO, represented approximately 14% of our non-performing assets at December 31, 2014.  Reflecting lingering weakness in the economy and property values which now have generally stabilized but are lower than when many of the related loans were originated, we continued to maintain a substantial allowance for loan losses at year end even though non-performing loans declined.  At December 31, 2014, our allowance for loan losses was $76 million, or 1.98% of total loans and 454% of non-performing loans, compared to $74 million, or 2.17% of total loans and 300% of non-performing loans at December 31, 2013.  Included in our allowance at December 31, 2014 was an unallocated portion of $5 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and further believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

The primary components of the $20 million in non-performing assets are $15 million in nonaccrual loans and $3 million in REO and other repossessed assets.  The geographic distribution of non-performing assets included approximately $8 million, or 42%, in the Puget Sound region, $4 million, or 21%, in the greater Portland market area, $1 million, or 4%, in the greater Boise market area, and $7 million, or 33%, in other areas of Washington, Oregon and Idaho.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At December 31, 2014, we had $29 million of restructured loans currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 15:  Non-Performing Assets

	December 31
	2014	2013	2012	2011	2010
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$1,132	$6,287	$6,579	$9,226	$24,727
Multifamily	—	—	—	362	1,889
Construction/land	1,275	1,193	3,672	27,731	75,734
One- to four-family	8,834	12,532	12,964	17,408	16,869
Commercial business	537	723	4,750	13,460	21,100
Agricultural business, including secured by farmland	1,597	—	—	1,896	5,853
Consumer	1,187	1,173	3,396	2,905	2,332
	14,562	21,908	31,361	72,988	148,504
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	2,095	2,611	2,877	2,147	2,955
Commercial business	—	—	—	4	—
Agricultural business, including secured by farmland	—	105	—	—	—
Consumer	79	144	152	173	30
	2,174	2,860	3,029	2,324	2,985
Total non-performing loans	16,736	24,768	34,390	75,312	151,489
Securities on nonaccrual	—	—	—	500	1,896
REO assets held for sale, net (2)	3,352	4,044	15,778	42,965	100,872
Other repossessed assets held for sale, net	76	115	75	74	73
Total non-performing assets	$20,164	$28,927	$50,243	$118,851	$254,330
Total non-performing loans to net loans before allowance for loan losses	0.44%	0.72%	1.06%	2.28%	4.45%
Total non-performing loans to total assets	0.35%	0.56%	0.81%	1.77%	3.44%
Total non-performing assets to total assets	0.43%	0.66%	1.18%	2.79%	5.77%
Restructured loans (3)	$29,154	$47,428	$57,462	$54,533	$60,115
Loans 30-89 days past due and on accrual	$8,387	$8,784	$11,685	$9,962	$28,847

(1)
Includes $2.3 million of non-accrual restructured loans. For the year ended December 31, 2014, $599,000 in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

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

In addition to the non-performing loans noted in Table 15 as of December 31, 2014, we had classified loans with an aggregate outstanding balance of $82 million that are not on nonaccrual status with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table provides additional detail and geographic concentration of non-performing assets at December 31, 2014 (dollars in thousands):

Table 16: Non-Performing Assets by Geographic Concentration

	Washington	Oregon	Idaho	Total
Secured by real estate:
Commercial	$1,095	$—	$36	$1,131
Construction and land
Residential land acquisition & development	—	750	—	750
Residential land improved lots	—	525	—	525
Total construction and land	—	1,275	—	1,275
One- to four-family	8,888	1,506	535	10,929
Commercial business	500	37	—	537
Agricultural business, including secured by farmland	604	993	—	1,597
Consumer	1,015	46	206	1,267
Total non-performing loans	12,102	3,857	777	16,736
REO and repossessed assets	1,769	1,626	33	3,428
Total non-performing assets at end of the period	$13,871	$5,483	$810	$20,164
Percent of non-performing assets	68.8%	27.2%	4.0%	100.0%

In addition to the non-performing loans as of December 31, 2014, we had other classified loans with an aggregate outstanding balance of $82 million that are not on nonaccrual status with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

Within our non-performing loans, we have no nonaccrual lending relationships with aggregate loan exposures in excess of $1 million as of December 31, 2014.  There were four non-performing lending relationships, each above $500,000, that collectively comprise $2.5 million, or 15% of our total non-performing loans as of December 31, 2014. At that date the single largest non-performing lending relationship consisted of one $750,000 loan secured by real estate being developed for residential purposes in the greater Portland, Oregon area. The second largest non-performing lending relationship consisted of one $701,000 loan secured by commercial real estate in the greater Seattle-Puget Sound area. The third largest non-performing lending relationship consisted of one $552,000 loan secured by a residence on a 114 acre farm in southwestern Oregon. The remaining balance of our non-performing loans consists of 123 lending relationships with borrowers located throughout our market areas.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the property, less estimate selling costs, or the carrying value of the loan. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended December 31, 2014, 2013 and 2012, we recognized $36,000, $785,000 and $5.2 million, respectively, of these impairment charges. During the years ended December 31, 2014, 2013 and 2012, we received net proceeds from the sale of REO of $4.9 million, $16.9 million and $41.0 million, respectively, and recorded net gains on those sales of $973,000, $2.5 million and $4.7 million, respectively.

At December 31, 2014, we had $3.4 million of REO, the most significant components of which are a commercial office building in the greater Spokane, Washington area with a book value of $935,000 and a subdivision in the greater Portland, Oregon area consisting of eight residential buildable lots and 33.2 acres of undeveloped land with a book value of $798,000.  All other REO holdings have individual book values of less than $500,000. The geographic distribution of REO included approximately $1.6 million, or 48%, in the greater Portland market area, $935,000, or 28%, in the greater Spokane market area, $567,000, or 17%, in the Puget Sound market area, $33,000, or 1%, in the greater Boise market area, and $192,000, or 6%, in other areas of Washington, Oregon and Idaho.

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

For the year ended December 31, 2014, we had net income and net income available to common shareholders of $54.2 million, or $2.79 per diluted share.  This compares to net income and net income available to common shareholders of $46.6 million, or $2.40 per diluted share, for the year ended December 31, 2013. Our current year operating results continued to be influenced by very low interest rates which produced downward pressure on asset yields. Nonetheless, significant growth in earning assets, as well as changes in the asset mix and further reductions in funding costs combined to offset this yield pressure. In addition, credit costs remained low and deposit fees and other payment processing revenues increased compared to the prior year reflecting further growth in client relationships. In the year ended December 31, 2014, net income was also significantly augmented by a $9.1 million bargain purchase gain ($5.8 million net of income tax) realized from the the Branch Acquisition. As a result, Banner's net income for the year ended December 31, 2014 increased 16% compared to a year earlier, represents further progress on our strategic priorities and initiatives, and produced a return on average assets of 1.17%, an improvement from 1.09% for the year ended December 31, 2013.

Our operating results depend largely on our net interest income which, as explained below, increased by $13.2 million to $179.9 million, primarily because of a significant increase in average interest-earning assets and further reductions in deposit and funding costs and despite a reduction in loan yields.  Our operating results for the year ended December 31, 2014 also reflected a significant increase in other operating income, which was particularly influenced by the bargain purchase gain related to the Branch Acquisition and a $3.7 million favorable variance in the net change in valuation of financial instruments carried at fair value. Excluding fair value and OTTI adjustments, net gains on sale of securities, the bargain purchase gain in 2014, and, in 2013, a proposed acquisition termination fee, our other operating income from core operations increased by $2.5 million to $43.8 million for the year ended December 31, 2014 compared to $41.2 million the preceding year, primarily as a result of a $4.0 million increase in deposit fees and other service charges.  This increase in operating income from core operations, coupled with the increase in net interest income, produced an increase of $15.7 million, or 8%, in revenue from core operations to $223.6 million for the year ended December 31, 2014 compared to $208.0 million for the year ended December 31, 2013. Other operating expenses increased to $153.7 million for the year ended December 31, 2014 compared with $141.0 million for the year ended December 31, 2013 largely as a result of increased costs related to transaction, integration and conversion expenses for the Branch Acquisition, acquisition expenses related to the Siuslaw and AmericanWest transactions and increased compensation expense.

Net Interest Income.  Net interest income before provision for loan losses increased by $13.2 million, or 8%, to $179.9 million for the year ended December 31, 2014, compared to $166.7 million one year earlier, as a decrease in the net interest margin was more than offset by an increase in the average balance of interest-earning assets. The net interest margin of 4.07% for the year ended December 31, 2014 was four basis points lower than the prior year reflecting the impact of persistently low market interest rates on earning asset yields, which was only partially offset by changes in the earning asset mix and reductions in deposit and other funding costs. Nonaccruing loans reduced the margin by two basis points during the year ended December 31, 2014, compared to a margin reduction of just one basis point in the year ended December 31, 2013.  As a result of continuing low market interest rates, the yield on interest-earning assets for the year ended December 31, 2014 decreased by 12 basis points compared to the prior year.  Funding costs were also significantly lower, although not enough to offset the entire decline in asset yields, as the cost of funding liabilities decreased by eight basis points compared to the prior year.  As a result, the net interest spread decreased to 4.04% for the year ended December 31, 2014 compared to 4.08% for the prior year.

Interest Income.  Interest income for the year ended December 31, 2014 was $190.7 million, compared to $179.7 million for the prior year, an increase of $10.9 million, or 6%.  The increase in interest income occurred as a result of an increase in the average balances of interest-earning assets, which was partially offset by a decline in the average yield. The average balance of interest-earning assets was $4.420 billion for the year ended December 31, 2014, an increase of $367 million, or 9%, compared to $4.053 billion one year earlier. The yield on average interest-earning assets decreased 12 basis points to 4.31% for the year ended December 31, 2014, compared to 4.43% one year earlier. The decrease in the yield on earning assets reflects the continuing erosion of yields as loans mature or prepay and are replaced by lower yielding assets in the current low interest rate environment. The continuing pressure from lower market interest rates was particularly evident as our loan yields decreased 27 basis points to 4.83% for the year ended December 31, 2014 compared to 5.10% in the preceding year.  Average loans receivable for the year ended December 31, 2014 increased $403 million, or 12%, to $3.679 billion, compared to $3.276 billion for the prior year.  Interest income on loans increased by $10.3 million, or 6%, to $177.5 million for the year ended December 31, 2014, from $167.2 million for the prior year, reflecting the impact of the $403 million increase in average loan balances, partially offset by the 27 basis point decrease in the average yield on loans.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock decreased to $740 million for the year ended December 31, 2014 (excluding the effect of fair value adjustments), compared to $777 million for the year ended December 31, 2013; however, the interest and dividend income from those investments increased by $612,000 compared to the prior year.  The average yield on the combined portfolio increased to 1.77% for the year ended December 31, 2014, from 1.61% for the prior year. Portfolio yields improved from higher rates on new purchases and from the maturity or sale of some lower yielding securities. The yield on this portfolio also benefited from a $4 million reduction in the average balance of FHLB stock which had a very low 0.11% dividend yield. For the year ended December 31, 2014, the yield on mortgage-backed securities increased 14 basis points to 1.68% compared to the prior year, while the yield on other securities increased 19 basis points to 2.41% compared to the prior year.

Interest Expense.  Interest expense for the year ended December 31, 2014 was $10.8 million, compared to $13.0 million for the prior year, a decrease of $2.2 million, or 17%.  The decrease in interest expense occurred as a result of an eight basis point decrease in the average cost of all funding liabilities to 0.27% for the year ended December 31, 2014, from 0.35% one year earlier, partially offset by a $320 million, or 9%, increase in average funding liabilities.  This increase in average funding liabilities reflects increases in core deposits including non-interest-

bearing accounts and advances from the FHLB, partially offset by a continued decline in certificates of deposits. The growth in non-interest-bearing deposits and other core deposits during the past three years has significantly contributed to our reduced funding costs.

Deposit interest expense decreased $2.1 million, or 22%, to $7.6 million for the year ended December 31, 2014 compared to $9.7 million for the prior year as a result of an eight basis point decrease in the cost of deposits, partially offset by a $300 million, or 9%, increase in the average balance of deposits.  Average deposit balances increased to $3.816 billion for the year ended December 31, 2014, from $3.515 billion for the year ended December 31, 2013, while the average rate paid on deposit balances decreased to 0.20% in the current year from 0.28% for the prior year.  The cost of interest-bearing deposits decreased by ten basis points to 0.29% for the current year compared to 0.39% in the prior year. Also contributing to the decrease in total deposit costs was a $193 million increase in the average balances of non-interest-bearing accounts. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates as evidenced by the continuing decline in our deposit costs despite relatively stable short-term market interest rates over the past twelve months. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, meaningfully contributed to the decrease in our funding costs compared to earlier periods, and should also result in lower deposit costs going forward.

Average FHLB advances (excluding the effect of fair value adjustments) increased to $39 million for the year ended December 31, 2014, compared to $19 million for the prior year, while the average rate paid on FHLB advances for the year ended December 31, 2014 decreased to 0.32% from 0.52% for the year ended December 31, 2013.  Average FHLB advances increased as a result of certain cash management activities at Banner Bank, while the cost of the advances declined partially as a result of the maturity of a higher rate fixed-term advance in February 2013. The increase in average balances on FHLB advances was responsible for the $26,000 increase in the related interest expense to $125,000 for the year ended December 31, 2014, from $99,000 in the prior year, despite the decrease in the average rate paid for the year.

Other borrowings consist primarily of retail repurchase agreements with customers secured by certain investment securities. The average balance for other borrowings decreased $1 million to $84 million during the current year from $85 million one year earlier, while the average rate on other borrowings decreased to 0.20% from 0.23% a year earlier. As a result, interest expense for other borrowing decreased to $172,000 for the year ended December 31, 2014, compared to $192,000 for the year ended December 31, 2013.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) for both the years ended December 31, 2014 and 2013. During 2014, the average rate decreased to 2.36% compared to 2.40% for 2013. Our junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index. A modestly lower level of LIBOR resulted in the lower cost of the junior subordinated debentures for the year ended December 31, 2014 compared to the prior year.

Table 17, Analysis of Net Interest Spread, presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are computed using daily average balances.  (See the footnotes to the tables for more information on average balances.)

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):
Table 17: Analysis of Net Interest Spread

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$2,681,747	$133,576	4.98%	$2,388,222	$124,859	5.23%	$2,380,308	$131,523	5.53%
Commercial/agricultural loans	882,291	36,793	4.17	783,076	35,622	4.55	751,486	36,836	4.90
Consumer and other loans	115,226	7,172	6.22	104,469	6,723	6.44	91,983	5,963	6.48
Total loans (1)	3,679,264	177,541	4.83	3,275,767	167,204	5.10	3,223,777	174,322	5.41
Mortgage-backed securities	344,571	5,779	1.68	335,680	5,168	1.54	188,806	4,176	2.21
Other securities	295,082	7,103	2.41	320,283	7,108	2.22	431,580	8,328	1.93
Interest-bearing deposits with banks	68,696	204	0.30	85,178	214	0.25	138,179	336	0.24
FHLB stock	31,981	34	0.11	36,154	18	0.05	37,263	—	—
Total investment securities	740,330	13,120	1.77	777,295	12,508	1.61	795,828	12,840	1.61
Total interest-earning assets	4,419,594	190,661	4.31	4,053,062	179,712	4.43	4,019,605	187,162	4.66
Non-interest-earning assets	205,378			204,077			199,561
Total assets	$4,624,972			$4,257,139			$4,219,166
Deposits:
Interest-bearing checking accounts	$428,875	$347	0.08	$398,668	$380	0.10	$367,804	$505	0.14
Savings accounts	856,736	1,310	0.15	763,318	1,572	0.21	682,173	1,825	0.27
Money market accounts	461,372	776	0.17	410,031	950	0.23	411,453	1,319	0.32
Certificates of deposit	875,340	5,145	0.59	943,268	6,835	0.72	1,150,288	11,458	1.00
Total interest-bearing deposits	2,622,323	7,578	0.29	2,515,285	9,737	0.39	2,611,718	15,107	0.58
Non-interest-bearing deposits	1,193,656	—	—	1,000,208	—	—	836,187	—	—
Total deposits	3,815,979	7,578	0.20	3,515,493	9,737	0.28	3,447,905	15,107	0.44
Other interest-bearing liabilities:
FHLB advances	39,121	125	0.32	18,935	99	0.52	10,215	254	2.49
Other borrowings	84,126	172	0.20	84,961	192	0.23	102,193	758	0.74
Junior subordinated debentures	123,716	2,914	2.36	123,716	2,968	2.40	123,716	3,395	2.74
Total borrowings	246,963	3,211	1.30	227,612	3,259	1.43	236,124	4,407	1.87
Total funding liabilities	4,062,942	10,789	0.27	3,743,105	12,996	0.35	3,684,029	19,514	0.53
Other non-interest-bearing liabilities (2)	(1,991)			(11,970)			(22,757)
Total liabilities	4,060,951			3,731,135			3,661,272
Stockholders’ equity	564,021			526,004			557,894
Total liabilities and stockholders’ equity	$4,624,972			$4,257,139			$4,219,166
Net interest income/rate spread		$179,872	4.04%		$166,716	4.08%		$167,648	4.13%
Net interest margin			4.07%			4.11%			4.17%
Average interest-earning assets / average interest-bearing liabilities			154.03%			147.77%			141.15%
Average interest-earning assets / average funding liabilities			108.78%			108.28%			109.11%
(footnotes follow)

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

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

Table 18:  Rate/Volume Analysis

	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Mortgage loans	$(6,105)	$14,822	$8,717	$(7,100)	$436	$(6,664)
Commercial/agricultural loans	(3,116)	4,286	1,170	(2,721)	1,507	(1,214)
Consumer and other loans	(226)	675	449	(43)	804	761
Total loans (1)	(9,447)	19,783	10,336	(9,864)	2,747	(7,117)
Mortgage-backed securities	471	139	610	(1,547)	2,539	992
Other securities	579	(582)	(3)	1,131	(2,352)	(1,221)
Interest-bearing deposits with banks	35	(45)	(10)	11	(133)	(122)
FHLB stock	20	(4)	16	19	(1)	18
Total investment securities	1,105	(492)	613	(386)	53	(333)
Total net change in interest income on interest-earning assets	(8,342)	19,291	10,949	(10,250)	2,800	(7,450)
Interest-bearing liabilities:
Deposits (2)	(2,033)	(126)	(2,159)	(3,795)	(1,575)	(5,370)
FHLB advances	(49)	75	26	(283)	128	(155)
Other borrowings	(18)	(2)	(20)	(455)	(111)	(566)
Junior subordinated debentures	(54)	—	(54)	(427)	—	(427)
Total borrowings	(121)	73	(48)	(1,165)	17	(1,148)
Total net change in interest expense on interest-bearing liabilities	(2,154)	(53)	(2,207)	(4,960)	(1,558)	(6,518)
Net change in net interest income	$(6,188)	$19,344	$13,156	$(5,290)	$4,358	$(932)

(1)	Includes loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Includes non-interest-bearing deposits.

Provision and Allowance for Loan Losses.  As a result of adequate reserves already in place representing 1.98% of total loans outstanding, as well as declining delinquencies and net charge-offs, we did not record a provision for loan losses in the year ended December 31, 2014. Similarly, we did not record a provision for the year ended December 31, 2013.  As discussed in the “Summary of Critical Accounting Policies” section above and in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. Our credit quality indicators have continued to significantly improve, eliminating the need for a provision for loan losses for the year ended December 31, 2014. Nonetheless, reflecting lingering weakness in the economy, we continue to maintain a substantial allowance for loan losses at December 31, 2014.

We recorded net recoveries of $1.6 million for the year ended December 31, 2014, compared to net charge-offs of $2.5 million for the prior year, and non-performing loans decreased by $8 million during the year to $17 million at December 31, 2014, compared to $25 million at December 31, 2013.  A comparison of the allowance for loan losses at December 31, 2014 and 2013 reflects an increase of $2 million, or 2%, to $76 million at December 31, 2014, from $74 million at December 31, 2013.  Included in our allowance at December 31, 2014 was an unallocated portion of $5 million, which was based upon our evaluation of various factors that were not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 1.98% at December 31, 2014, compared to 2.17% at December 31, 2013.  However, as a result of the reduction in problem loans, the allowance as a percentage of non-performing loans increased to 454% at December 31, 2014, compared to 300% a year earlier.

As of December 31, 2014, we had identified $46 million of impaired loans.  Impaired loans are comprised of loans on nonaccrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools.  For more information on these impaired loans, refer to Notes 6 and 22 of the Notes to the Consolidated Financial Statements.

We believe that the allowance for loan losses as of December 31, 2014 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated (dollars in thousands):

Table 19:  Changes in Allowance for Loan Losses

	Years Ended December 31
	2014	2013	2012	2011	2010
Balance, beginning of period	$74,258	$76,759	$82,180	$96,669	$94,537
Provision	—	—	13,000	35,000	70,000
Recoveries of loans previously charged off:
Commercial real estate	1,507	2,367	921	53	—
Construction and land	1,776	2,275	2,954	1,602	897
Commercial business	988	1,673	2,425	1,082	2,865
Agricultural business, including secured by farmland	1,576	697	49	20	45
One- to four-family real estate	618	145	586	356	136
Consumer	528	340	531	304	284
	6,993	7,497	7,466	3,417	4,227
Loans charged off:
Commercial real estate	(1,239)	(2,569)	(4,065)	(6,079)	(1,668)
Multifamily real estate	(20)	—	—	(682)	—
Construction and land	(207)	(1,821)	(6,546)	(26,328)	(43,592)
Commercial business	(1,344)	(1,782)	(6,485)	(8,396)	(15,244)
Agricultural business, including secured by farmland	(179)	(248)	(456)	(477)	(1,940)
One- to four-family real estate	(885)	(2,139)	(5,328)	(9,910)	(7,860)
Consumer	(1,470)	(1,439)	(3,007)	(1,034)	(1,791)
	(5,344)	(9,998)	(25,887)	(52,906)	(72,095)
Net (charge-offs) recoveries	1,649	(2,501)	(18,421)	(49,489)	(67,868)
Balance, end of period	$75,907	$74,258	$76,759	$82,180	$96,669
Allowance for loan losses as a percent of total loans	1.98%	2.17%	2.37%	2.49%	2.84%
Net loan (charge-offs) recoveries as a percent of average outstanding loans during the period	0.04%	(0.08)%	(0.57)%	(1.50)%	(1.88)%
Allowance for loan losses as a percent of non-performing loans	454%	300%	223%	109%	64%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 20:  Allocation of Allowance for Loan Losses

	December 31
	2014		2013		2012		2011		2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Specific or allocated loss allowances (1):
Commercial real estate	$18,784	36.6%	$16,759	34.9%	$15,322	33.1%	$16,457	33.1%	$11,779	31.3%
Multifamily real estate	4,562	4.4	5,306	4.0	4,506	4.3	3,952	4.2	3,963	4.0
Construction and land	23,545	10.7	17,640	10.3	14,991	9.4	18,184	9.8	33,121	13.0
Commercial business	12,043	18.9	11,773	20.0	9,957	19.1	15,159	18.2	24,545	17.2
Agricultural business, including secured by farmland	2,821	6.2	2,841	6.7	2,295	7.1	1,548	6.6	1,846	6.0
One- to four-family real estate	8,447	14.1	11,486	15.5	16,475	18.0	12,299	19.5	5,829	20.1
Consumer	483	9.1	1,335	8.6	1,348	9.0	1,253	8.6	1,794	8.4
Total allocated	70,685		67,140		64,894		68,852		82,877
Unallocated (1)	5,222	n/a	7,118	n/a	11,865	n/a	13,328	n/a	13,792	n/a
Total allowance for loan losses	$75,907	100.0%	$74,258	100.0%	$76,759	100.0%	$82,180	100.0%	$96,669	100.0%

(1)
We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectability is not reasonably assured).  The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, net gain on sale of securities, an acquisition bargain purchase gain in 2014 and a proposed acquisition termination fee in 2013, as well as non-interest revenues from core operations, increased $10.9 million to $54.3 million for the year ended December 31, 2014, compared to $43.3 million for the year ended December 31, 2013.  This increase was primarily due to a $9.1 million bargain purchase gain on the Branch Acquisition.  Excluding fair value and OTTI adjustments, net gains on the sale of securities, the bargain purchase gain in the current year, and, in the prior year, a fee received from the termination of a proposed acquisition, other operating income from core operations increased $2.5 million to $43.8 million for the year ended December 31, 2014 compared to $41.2 million at December 31, 2013, largely as a result of increased revenues from deposit fees and other service charges. Reflecting growth in the number of deposit accounts, increased transaction activity and our decision to change our debit card relationship to MasterCard®, income from deposit fees and other service charges increased by $4.0 million, or approximately 15%, to $30.6 million for the year ended December 31, 2014, compared to $26.6 million for the prior year. Mortgage banking revenues decreased by $921,000 to $10.2 million for the year ended December 31, 2014, compared to $11.2 million in the prior year; however, revenues from mortgage banking operations for the year ended December 31, 2013 included $1.3 million as a result of reversing prior-period valuation adjustments for mortgage servicing rights. Loan sales for the year ended December 31, 2014 totaled $379 million, compared to $463 million for the year ended December 31, 2013 reflecting reduced refinancing activity.  Miscellaneous revenues decreased $527,000, largely because of a $450,000 recovery from the IRS as a result of amending certain prior-period income tax returns that was recorded in income in 2013.

For the year ended December 31, 2014, we recorded a net gain of $1.4 million for changes in the valuation of financial instruments carried at fair value, compared to a net charge of $2.3 million for the year ended December 31, 2013.  The adjustments in 2014 primarily reflect changes in the valuation of certain investment securities, which resulted in $5.5 million in net gains, as well as changes in the valuation of the junior subordinated debentures we have issued, which resulted in $4.1 million in charges.  The net fair value loss in 2013 primarily reflected changes in the valuation of certain investment securities resulting in $1.5 million in net charges and changes in the valuation of the junior subordinated debentures, which resulted in $865,000 in charges.  As discussed more thoroughly in Note 22 of the Notes to the Consolidated Financial Statements, the valuation for many of these financial instruments has been difficult and more subjective in recent periods as current and reliable observable transaction data is very limited.

Other Operating Expenses.  Other operating expenses for the year ended December 31, 2014 totaled $153.7 million compared to $141.0 million in 2013, an increase of $12.8 million, or 9.1%, compared to the prior year, largely attributable to acquisition-related costs and incremental costs associated with operating the acquired branches, as well as generally increased compensation expenses.  Acquisition-related costs added $4.3 million to other operating expenses in the current year compared to $550,000 in the year ended December 31, 2013. Compensation expense increased $5.4 million to $89.8 million for the year ended December 31, 2014 from $84.4 million for the year ended December 31, 2013, primarily reflecting salary and wage adjustments, increased staffing and higher benefit costs, partially offset by a $503,000 increase in the amount of the credit for capitalized loan origination costs, reflecting an increase in loan originations.  Payment and card processing expenses increased by $1.6 million, reflecting the significant growth in core deposits and account activity.  Occupancy and equipment expenses increased $1.3 million, or 6%, to $22.7 million in 2014, compared to $21.4 million in 2013 largely as a result of the Branch Acquisition. Information and computer data services expense increased $822,000, or 11%, to $8.1 million in the current year, compared to $7.3 million in the prior year. REO operations for the year ended December 31, 2014 resulted in a net credit of $446,000, compared to a net credit of $689,000 in the prior year, and included $36,000 of valuation adjustments and $973,000 of net gains on the sale of properties. Partially offsetting these increases, advertising and marketing decreased $619,000 (9%) and state/municipal business and use taxes decreased $504,000 (26%) for the year ended December 31, 2014 compared to the prior year. Most other operating expenses were little changed from a year earlier.

Income Taxes. For the year ended December 31, 2014, we recognized $26.2 million in income tax expense for an effective rate of 32.6%, which reflects our normal statutory rate reduced by the impact of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 36.3%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and 7.4% Idaho income tax rates. For the year ended December 31, 2013, we recognized $22.5 million in income tax expense for an effective tax rate of 32.6%. For more information on income taxes and deferred taxes, see Note 13 of the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

For the year ended December 31, 2013, we had net income and net income available to common shareholders of $46.6 million, or $2.40 per diluted share.  This compared to net income of $64.9 million, which, after providing for the preferred stock dividend of $4.9 million, the related discount accretion of $3.3 million, and including a $2.5 million gain on repurchase and retirement of preferred stock, resulted in net income to common shareholders of $59.1 million, or $3.16 per diluted share, for the year ended December 31, 2012. While our return to profitability in 2011 and further earning improvement in 2012 and 2013 largely resulted from a material decrease in credit costs, particularly our provision for loan losses, it also reflected strong revenue generation from our core operations.  The decrease in credit costs reflected a significantly reduced level of non-performing assets while the improvement in net revenues was driven largely by increased deposit fees and other service charges fueled by growth in core deposits and a significant increase in revenues from mortgage banking, notwithstanding a decrease in 2013 compared to 2012, as well as solid net interest income as a result of lower funding costs and reduced non-performing assets.  In addition, deposit insurance expenses decreased due to improvements in our asset quality and earnings performance. Despite these positive trends, 2013 results reflected the difficult operating environment presented by continued very low market interest rates and slow economic growth, which resulted in a decline in our net interest margin, and modest loan demand as well as reduced mortgage banking revenues as refinancing activity moderated. The results for the year ended December 31, 2013 also included a $22.5 million provision for income taxes while the results for 2012 included a $24.8 million net benefit from income taxes as a result of reversing the valuation allowance for our deferred tax assets during the year.

Aside from credit costs, our operating results depend largely on our net interest income which, as explained below, decreased by $932,000 to $166.7 million for the year ended December 31, 2013, primarily because of a significant reduction in loan yields and despite an increase in average interest-earning assets and further reductions in deposit and funding costs.  Our operating results for the year ended December 31, 2013 also reflected a significant increase in other operating income, which was particularly influenced by a termination fee of $3.0 million related to a proposed acquisition, $1.0 million in net gains on the sale of securities and a reduction of $14.2 million in net charges as a result of changes in the valuation of financial instruments carried at fair value. Excluding fair value and OTTI adjustments, the acquisition termination fee and net gains on sale of securities, our other operating income decreased by $2.5 million to $41.2 million for the year ended December 31, 2013 compared to $43.8 million the preceding year, primarily as a result of a $2.6 million decrease in mortgage banking revenue.  Other operating expenses decreased modestly to $141.0 million for the year ended December 31, 2013 compared with $141.5 million for the year ended December 31, 2012, primarily as a result of reduced expenses related to REO and FDIC deposit insurance which were generally offset by increased compensation, payment and card processing expenses, and costs associated with the proposed acquisition of Home Federal Bancorp, Inc.

Net Interest Income.  Net interest income before provision for loan losses decreased by $932,000, or 0.6%, to $166.7 million for the year ended December 31, 2013, compared to $167.6 million one year earlier, primarily as a result of a decrease in the net interest margin and despite a modest increase in average interest-earning assets.  The net interest margin of 4.11% for the year ended December 31, 2013 decreased six basis points from the prior year, largely as a result of the impact of continuing exceptionally low market interest rates on asset yields. Nonaccruing loans reduced the margin by just one basis point during the year ended December 31, 2013, compared to a margin reduction of eight basis points in the year ended December 31, 2012.  Reflecting the low interest rate environment, the yield on interesting-earning assets for the year ended December 31, 2013 decreased by 23 basis points compared to the prior year.  Funding costs were also significantly lower, although not enough to offset the decline in asset yields, as the cost of interest-bearing liabilities decreased by 18 basis points compared to the prior year.  As a result, the net interest spread decreased to 4.08% for the year ended December 31, 2013 compared to 4.13% for the prior year and was only partially offset by the 1% increase in average interest-earning assets.

Interest Income.  Interest income for the year ended December 31, 2013 was $179.7 million, compared to $187.2 million for the prior year, a decrease of $7.5 million, or 4%.  The decrease in interest income occurred as a result of a decline in the yield on interest-earning assets, which was only partially offset by an increase in average balances. The average balance of interest-earning assets was $4.053 billion for the year ended December 31, 2013, an increase of $33 million, or 1%, compared to $4.020 billion one year earlier. The yield on average interest-earning assets decreased 23 basis points to 4.43% for the year ended December 31, 2013, compared to 4.66% one year earlier. The decrease in the yield on earning assets reflected the continuing erosion of yields as loans and investments mature or prepay and are replaced by lower yielding assets in the current low interest rate environment. The continuing pressure from lower market interest rates was particularly evident as our loan yields decreased 31 basis points to 5.10% for the year ended December 31, 2013 compared to 5.41% in the preceding year.  Average loans receivable for the year ended December 31, 2013 increased $52 million, or 2%, to $3.276 billion, compared to $3.224 billion for the prior year.  Interest income on loans decreased by $7.1 million, or 4%, to $167.2 million for the year ended December 31, 2013 from $174.3 million for the year ended December 31, 2012, reflecting the impact of the 31 basis point decrease in the average yield on loans, partially offset by the $52 million increase in average loan balances.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased to $777 million for the year ended December 31, 2013 (excluding the effect of fair value adjustments), compared to $796 million for the year ended December 31, 2012 and the interest and dividend income from those investments decreased by $332,000 compared to the prior year.  The average yield on the combined portfolio was 1.61% for the year ended December 31, 2013, unchanged from the prior year. The adverse impact of lower market rates on the combined yield on these investments was offset by changes in the mix to include lower balances of daily interest-bearing deposits and more securities.

Interest Expense.  Interest expense for the year ended December 31, 2013 was $13.0 million, compared to $19.5 million for the prior year, a decrease of $6.5 million, or 33%.  The decrease in interest expense occurred as a result of an 18 basis point decrease in the average cost of all funding liabilities to 0.35% for the year ended December 31, 2013, from 0.53% one year earlier, partially offset by a $59 million, or 2%, increase in average funding liabilities.  This increase in average funding balances reflected increases in core deposits and advances from the FHLB, offset by a continued decline in certificates of deposits. The growth in non-interest-bearing deposits and other core deposits during 2013 and 2012 significantly contributed to our reduced funding costs.

Deposit interest expense decreased $5.4 million, or 36%, to $9.7 million for the year ended December 31, 2013 compared to $15.1 million for the prior year as a result of a 16 basis point decrease in the cost of deposits, partially offset by a $68 million, or 2%, increase in the average balance of deposits.  Average deposit balances increased to $3.515 billion for the year ended December 31, 2013, from $3.448 billion for the year ended December 31, 2012, while the average rate paid on deposit balances decreased to 0.28% in the current year from 0.44% for the prior year.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates as evidenced by the continuing decline in our deposit costs despite relatively stable short-term market interest rates over the year ended December 31, 2013.

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

Other borrowings consist of retail repurchase agreements with customers secured by certain investment securities and, prior to March 31, 2012, $50 million of senior bank notes issued under the Temporary Liquidity Guarantee Program (TLGP). The average balance for other borrowings decreased $17 million to $85 million during the year ended December 31, 2013 from $102 million one year earlier, while the average rate on other borrowings decreased to 0.23% from 0.74% a year earlier. As a result, interest expense for other borrowing decreased to $192,000 for the year ended December 31, 2013, compared to $758,000 for the year ended December 31, 2012. The senior bank notes had a fixed rate of 2.625%, plus a 1.00% guarantee fee, and matured on March 31, 2012.

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

Provision and Allowance for Loan Losses.  As a result of adequate reserves already in place representing 2.17% of total loans outstanding, as well as declining delinquencies and net charge-offs, during the year ended December 31, 2013 we did not record a provision for loan losses. This compared to a $13 million provision for the year ended December 31, 2012.

We recorded net charge-offs of $3 million for the year ended December 31, 2013, compared to $18 million for the prior year, and non-performing loans decreased by $9 million during the year to $25 million at December 31, 2013, compared to $34 million at December 31, 2012.  A comparison of the allowance for loan losses at December 31, 2013 and 2012 reflects a decrease of $3 million, or 3%, to $74 million at December 31, 2013, from $77 million at December 31, 2012.  Included in our allowance at December 31, 2013 was an unallocated portion of $7 million, which was based upon our evaluation of various factors that were not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 2.17% at December 31, 2013, compared to 2.37% at December 31, 2012.  However, as a result of the reduction in problem loans, the allowance as a percentage of non-performing loans increased to 300% at December 31, 2013, compared to 223% a year earlier. As of December 31, 2013, we had identified $72 million of impaired loans, including loans on nonaccrual, TDRs that were performing under their restructured terms and loans that were 90 days or more past due, but are still on accrual.

Other Operating Income.  Other operating income, which included changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, net gain on sale of securities and a proposed acquisition termination fee in 2013, as well as non-interest revenues from core operations, increased $16.4 million to $43.3 million for the year ended December 31, 2013, compared to $26.9 million for the year ended December 31, 2012.  This increase was primarily due to a $14.2 million favorable variance in net fair value adjustments compared to the prior year.  Excluding fair value and OTTI adjustments, net gains on the sale of securities, and, in 2013, a fee received from the termination of a proposed acquisition, other operating income from core operations decreased $2.5 million to $41.2 million for the year ended December 31, 2013 compared to $43.8 million at December 31, 2012, largely as a result of decreased revenues from mortgage banking. Mortgage banking revenues decreased by $2.6 million as production and sales of loans were adversely impacted by lower levels of refinancing in the second half of 2013.  Loan sales for the year ended December 31, 2013 totaled $445 million, compared to $505 million for the year ended December 31, 2012.  The reduction in gains from loan sales was partially offset by the reversal during 2013 of a $1.3 million valuation allowance for our mortgage servicing rights. Importantly, and primarily as a result of growth in our customer base, income from deposit fees and other service charges increased by $1.3 million, or approximately 5%, to $26.6 million for the year ended December 31, 2013, compared to $25.3 million for the prior year.  Miscellaneous revenues decreased $1.2 million, largely as a result of decreased fees associated with interest rate swaps and income on bank-owned life insurance, which was elevated in 2012 as a result of a death benefit, partially offset by a $450,000 recovery from the IRS as a result of amending certain prior-period income tax returns.

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

Other Operating Expenses.  Other operating expenses for the year ended December 31, 2013 totaled $141.0 million compared to $141.5 million in 2012, a decrease of $478,000, or 0.3%, compared to the prior year, largely as a result of decreased costs related to REO and FDIC deposit insurance which were partially offset by increased compensation and payment and card processing expenses.  Total REO expenses reflected a net credit of $689,000, including $2.4 million of net gains on sale of properties and $785,000 in write-downs, for the year ended December 31, 2013, compared to a net expense of $3.4 million, including $4.7 million in gains and $5.2 million in write-downs, for the year ended December 31, 2012.  Importantly, our total REO was reduced by nearly $12 million during 2013 to $4 million at December 31, 2013, compared to $16 million a year earlier. The cost of FDIC insurance decreased by $1.4 million compared to the prior year, largely as a result of a reduction in the premium assessment rate attributed to improvements in the asset quality and earnings performance of Banner Bank.  Compensation expense increased $5.7 million to $84.4 million for the year ended December 31, 2013 from $78.7 million for the year ended December 31, 2012, primarily reflecting salary and wage adjustments, increased staffing and higher benefit costs.  The increase in compensation costs was partially offset by an $823,000 increase in the amount of the credit for capitalized loan origination costs reflecting an increase in loan originations.  Payment and card processing expenses increased by $1.3 million, reflecting the significant growth in core deposits and account activity.  Most other expenses were little changed from a year earlier; however, we incurred approximately $550,000 of expenses associated with a proposed acquisition.

Income Taxes. For the year ended December 31, 2013, we recognized $22.5 million in income tax expense for an effective rate of 32.6%, which reflects our normal statutory rate reduced by the impact of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 36.5%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and Idaho income tax rates.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2014, our loans with interest rate floors totaled approximately $1.6 billion and had a weighted average floor rate of 4.79%.  An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates.  Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits.  By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid.  As a result, a prolonged period of very low interest rates will likely result in compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth as of December 31, 2014 and 2013, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Table 21: Interest Rate Risk Indicators

	December 31, 2014
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$(2,541)	(1.4)%	$7,254	2%	$(49,388)	(6.3)%
+300	(1,807)	(1.0)	6,201	1.7	(30,791)	(3.9)
+200	(1,040)	(0.6)	5,157	1.4	(15,628)	(2.0)
+100	(1,088)	(0.6)	2,088	0.6	(2,209)	(0.3)
0	—	—	—	—	—	—
-25	264	0.1	(826)	(0.2)	(9,681)	(1.2)

	December 31, 2013
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$(1,137)	(0.7)%	$8,024	2.4%	$(83,191)	(10.8)%
+300	(930)	(0.6)	6,326	1.9	(60,858)	(7.9)
+200	(594)	(0.4)	4,936	1.5	(39,896)	(5.2)
+100	(855)	(0.5)	2,012	0.6	(17,462)	(2.3)
0	—	—	—	—	—	—
-25	70	—	(1,211)	(0.4)	(5,443)	(0.7)

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

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

Table 22, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2014 and 2013.  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2014, total interest-

earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $688 million, representing a one-year cumulative gap to total assets ratio of 14.56%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of December 31, 2014 and 2013 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

The following tables provide a GAP analysis as of December 31, 2014 and 2013 (dollars in thousands):

Table 22:  Interest Sensitivity Gap

	December 31, 2014
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$220,128	$10,904	$16,196	$2,308	$156	$2,811	$252,503
Fixed-rate mortgage loans	132,836	102,120	259,532	159,540	193,387	101,966	949,381
Adjustable-rate mortgage loans	502,365	152,182	450,989	283,728	22,467	132	1,411,863
Fixed-rate mortgage-backed securities	62,779	48,554	147,033	31,593	11,918	14,862	316,739
Adjustable-rate mortgage-backed securities	638	1,703	—	—	—	—	2,341
Fixed-rate commercial/agricultural loans	53,010	37,997	98,897	34,143	15,173	1,973	241,193
Adjustable-rate commercial/agricultural loans	588,831	9,093	30,071	20,717	2,284	—	650,996
Consumer and other loans	199,946	25,792	64,915	22,935	15,331	1,219	330,138
Investment securities and interest-earning deposits	120,766	14,244	40,483	70,982	51,470	40,703	338,648
Total rate sensitive assets	1,881,299	402,589	1,108,116	625,946	312,186	163,666	4,493,802
Interest-bearing liabilities: (2)
Regular savings	135,172	135,172	315,400	315,400	—	—	901,144
Interest-bearing checking accounts	78,540	63,695	148,622	148,622	—	—	439,479
Money market deposit accounts	244,473	146,684	97,789	—	—	—	488,946
Certificates of deposit	327,611	231,987	168,773	37,355	4,752	38	770,516
FHLB advances	32,000	—	—	—	—	—	32,000
Other borrowings	—	—	—	—	—	—	—
Trust preferred securities	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	77,185	—	—	—	—	—	77,185
Total rate sensitive liabilities	1,018,697	577,538	730,584	501,377	4,752	38	2,832,986
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$862,602	$(174,949)	$377,532	$124,569	$307,434	$163,628	$1,660,816
Cumulative excess (deficiency) of interest-sensitive assets	$862,602	$687,653	$1,065,185	$1,189,754	$1,497,188	$1,660,816	$1,660,816
Cumulative ratio of interest-earning assets to interest-bearing liabilities	184.68%	143.08%	145.78%	142.07%	152.85%	158.62%	158.62%
Interest sensitivity gap to total assets	18.26%	(3.70)%	7.99%	2.64%	6.51%	3.46%	35.16%
Ratio of cumulative gap to total assets	18.26%	14.56%	22.55%	25.19%	31.69%	35.16%	35.16%

(footnotes follow)

Table 22:  Interest Sensitivity Gap (continued)

	December 31, 2013
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$190,986	$14,034	$14,762	$6,716	$6,104	$75	$232,677
Fixed-rate mortgage loans	125,198	80,918	215,708	132,365	143,301	74,153	771,643
Adjustable-rate mortgage loans	488,491	170,618	367,014	262,053	14,501	—	1,302,677
Fixed-rate mortgage-backed securities	40,564	39,231	150,201	71,491	20,489	18,682	340,658
Adjustable-rate mortgage-backed securities	701	2,054	—	—	—	—	2,755
Fixed-rate commercial/agricultural loans	52,951	37,070	96,339	36,071	12,117	294	234,842
Adjustable-rate commercial/agricultural loans	545,102	12,670	33,587	17,297	532	—	609,188
Consumer and other loans	167,485	15,513	51,210	24,105	14,756	1,483	274,552
Investment securities and interest-earning deposits	164,089	34,652	48,021	35,117	67,131	49,119	398,129
Total rate sensitive assets	1,775,567	406,760	976,842	585,215	278,931	143,806	4,167,121
Interest-bearing liabilities: (2)
Interest-bearing checking accounts	74,501	61,484	143,462	143,462			422,909
Regular savings	119,815	119,815	279,567	279,567	—	—	798,764
Money market deposit accounts	204,106	122,463	81,642	—	—	—	408,211
Certificates of deposit	388,230	267,746	169,442	43,386	3,856	35	872,695
FHLB advances	27,203	—	—	—	—	—	27,203
Other borrowings	—	—	—	—	—	—	—
Trust preferred securities	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	83,056	—	—	—	—	—	83,056
Total rate sensitive liabilities	1,020,627	571,508	674,113	466,415	3,856	35	2,736,554
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$754,940	$(164,748)	$302,729	$118,800	$275,075	$143,771	$1,430,567
Cumulative excess (deficiency) of interest-sensitive assets	$754,940	$590,192	$892,921	$1,011,721	$1,286,796	$1,430,567	$1,430,567
Cumulative ratio of interest-earning assets to interest-bearing liabilities	173.97%	137.07%	139.40%	137.02%	147.02%	152.28%	152.28%
Interest sensitivity gap to total assets	17.20%	(3.75)%	6.90%	2.71%	6.27%	3.28%	32.60%
Ratio of cumulative gap to total assets	17.20%	13.45%	20.35%	23.06%	29.32%	32.60%	32.60%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(338.2) million, or (7.2%) of total assets at December 31, 2014, and $(337.5) million, or (7.7%), at December 31, 2013.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 17, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the years ended December 31, 2014, 2013 and 2012, our loan originations exceeded our loan repayments by $506 million, $595 million and $458 million, respectively.  During those periods we purchased loans of $194 million, $49 million and $18 million, respectively. This activity was funded primarily by sales of loans and increased deposits.  During the years ended December 31, 2014, 2013 and 2012, we sold $379 million, $463 million, and $515 million, respectively, of loans.  Securities purchased during the years ended December 31, 2014, 2013 and 2012 totaled $100 million, $257 million, and $442 million, respectively, and securities repayments, maturities and sales in those periods were $158 million, $238 million, and $435 million, respectively.

Our primary financing activity is gathering deposits. Deposits increased by $281 million during the year ended December 31, 2014, including a $102 million decline in certificates of deposit. Deposits increased by $60 million during the year ended December 31, 2013 and increased $82 million in the prior year. The Branch Acquisition contributed $207 million to the increase in deposits, including $69 million in non-interest bearing deposits, $105 million in interest-bearing transaction and savings accounts, and $33 million in certificates of deposit as of December 31, 2014. The decrease in certificate balances in 2014 includes an increase in brokered deposits by $1 million to $5 million at December 31, 2014. In each of the last three years our core deposits have significantly increased as a result of our increased marketing focus on retail deposits and our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts, and allow higher rate certificates of deposit to run-off.  Certificates of deposits are generally more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time. At December 31, 2014, certificates of deposit amounted to $771 million, or 20% of our total deposits, including $565 million which were scheduled to mature within one year.  Certificates of deposit declined from 24% of our total deposits at December 31, 2013, and 29% of total deposits at December 31, 2012, reflecting our efforts to shift the portfolio mix into lower cost core deposits.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) increased $5 million for the year ended December 31, 2014, after increasing $17 million, and decreasing $10 million, respectively, for the years ended December 31, 2013 and 2012.  Other borrowings at December 31, 2014 decreased $6 million to $77 million following an increase of $6 million in 2013 and a decrease of $75 million in 2012.  The decrease in other borrowings in 2014 was due to a decrease in retail repurchase agreements, while the decrease in 2012 was primarily due to the $50 million prepayment of the senior bank notes issued under the TLGP.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2014, 2013 and 2012, we used our sources of funds primarily to fund loan commitments, purchase securities and pay maturing savings certificates and deposit withdrawals.  At December 31, 2014, we had outstanding loan commitments totaling $1.227 billion, including undisbursed loans in process and unused credit lines totaling $1.197 billion.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Seattle, which at December 31, 2014 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $901 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $23 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $32 million, or less than 1% of our assets at December 31, 2014.  In addition, Banner Bank has been approved for participation in the FRBSF's Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $639 million as of December 31, 2014, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at December 31, 2014 or 2013. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At December 31, 2014, Banner Corporation (on an unconsolidated basis) had liquid assets of $46 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards. During the year ended December 31, 2014, total equity increased $45 million, or 8%, to $584 million due to our net income. Total equity at December 31, 2014 is entirely attributable to common stock. At December 31, 2014, tangible common stockholders’ equity, which excludes other intangible assets, was $581 million, or 12.30% of tangible assets. See the discussion and reconciliation of non-GAAP financial information above in the Executive Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation for more detailed information with respect to tangible common stockholders’ equity. Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At December 31, 2014, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding Banner Corporation’s and Banner Bank’s regulatory  capital requirements.)

The following table shows the regulatory capital ratios of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2014, and minimum regulatory requirements for the Banks to be categorized as “well-capitalized.”

Table 23:  Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank	Islanders Bank	“Well-Capitalized” Minimum Ratio (1)
Total capital to risk-weighted assets	16.80%	15.53%	19.92%	10.00%
Tier 1 capital to risk-weighted assets	15.54	14.27	18.69	6.00
Tier 1 leverage capital to average assets	13.41	12.42	13.68	5.00

(1)	A bank holding company such as Banner Corporation does not have a “Well-capitalized” measurement. “Well-capitalized” only applies to the Banks.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), Banner and the Banks became subject to new capital requirements adopted by the Federal Reserve and the FDIC. The new capital requirements implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding Banner Corporation’s and Banner Bank’s regulatory  capital requirements.)

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

The following table shows the obligations of Banner Corporation and its subsidiaries as of December 31, 2014 by maturity (in thousands):

Table 24: Contractual Obligations

	One Year or Less	After One to Three Years	After Three to Five Years	After Five Years	Total
Advances from Federal Home Loan Bank	$32,000	$—	$—	$196	$32,196
Junior subordinated debentures	—	—	—	123,716	123,716
Retail repurchase agreements	77,185	—	—	—	77,185
Operating lease obligations	7,612	10,411	7,626	9,570	35,219
Purchase obligation	11,075	7,873	1,944	—	20,892
Total	$127,872	$18,284	$9,570	$133,482	$289,208

At December 31, 2014, we had commitments to extend credit of $1.227 billion.  In addition, we have contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.  For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 27: “Financial Instruments with Off-Balance-Sheet Risk.”

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

See pages 72–77 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded for the reason provided below that, as of December 31, 2014, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We failed to recognize the Company’s change in status, based on its increased market capitalization, from an accelerated filer to a large accelerated filer. Accordingly, the Company did not submit this Form 10-K within the shortened time period for large accelerated filers as specified in the Securities and Exchange Commission’s requirements. Our disclosure controls and procedures have been revised, effective immediately, to ensure reporting within the time specified under the SEC's rules.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended December 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2014.

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

(a) Security Ownership of Certain Beneficial Owners and Management

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

(c) Change in Control

Banner Corporation is not aware of any arrangements, including any pledge by any person of securities of Banner Corporation, the operation of which may at a subsequent date result in a change in control of Banner Corporation.

(d) Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Banner and its subsidiaries that were in effect at December 31, 2014:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options or maturity of outstanding restricted stock grants	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
1998 Stock Option Plan	2,493	$216.16
2001 Stock Option Plan	8,171	$202.95
2012 Restricted Stock and Incentive Bonus Plan	185,537	n/a	33,222
2014 Omnibus Incentive Plan	9,352	n/a	890,648
	205,553		923,870
Equity compensation plans not approved by security holders	—		—
Total	205,553		923,870

There were no shares tendered in connection with option exercises during the years ended December 31, 2014 and 2013, respectively. Restricted shares canceled to pay withholding taxes totaled 14,422 and 12,185 during the years ended December 31, 2014 and 2013, respectively.

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
See Index to Consolidated Financial Statements on page 86.
	(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.

	(3)	Exhibits
See Index of Exhibits on page 159.
(b)		Exhibits
See Index of Exhibits on page 159.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: March 16, 2015	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Lloyd W. Baker
Mark J. Grescovich	Lloyd W. Baker
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: March 16, 2015	Date: March 16, 2015

/s/ John R. Layman	/s/ Robert D. Adams
John R. Layman	Robert D. Adams
Director	Director
Date: March 16, 2015	Date: March 16, 2015

/s/ Connie R. Collingsworth	/s/ Jesse G. Foster
Connie R. Collingsworth	Jesse G. Foster
Director	Director
Date: March 16, 2015	Date: March 16, 2015

/s/ Gary Sirmon	/s/ D. Michael Jones
Gary Sirmon	D. Michael Jones
Chairman of the Board	Former President and Chief Executive Officer; Director
Date: March 16, 2015	Date: March 16, 2015

/s/ Brent A. Orrico	/s/ Gordon E. Budke
Brent A. Orrico	Gordon E. Budke
Director	Director
Date: March 16, 2015	Date: March 16, 2015

/s/ Michael M. Smith	/s/ David A. Klaue
Michael M. Smith	David A. Klaue
Director	Director
Date: March 16, 2015	Date: March 16, 2015

/s/ Constance H. Kravas
Constance H. Kravas
Director
Date: March 16, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

March 16, 2015

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

March 16, 2015

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

Management with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of Banner Corporation’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on its assessment, Management concluded that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2014.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2014 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8.  The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries, (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banner Corporation and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with generally accepted accounting principles. Also in our opinion, Banner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

/s/Moss Adams LLP

Portland, Oregon
March 16, 2015

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2014 and 2013

ASSETS	2014	2013
Cash and due from banks	$126,072	$137,349
Securities—trading, amortized cost $47,480 and $75,150, respectively	40,258	62,472
Securities—available-for-sale, amortized cost $411,424 and $474,960, respectively	411,021	470,280
Securities—held-to-maturity, fair value $137,608 and $103,610, respectively	131,258	102,513
Federal Home Loan Bank stock	27,036	35,390
Loans receivable:
Held for sale	2,786	2,734
Held for portfolio	3,831,034	3,415,711
Allowance for loan losses	(75,907)	(74,258)
	3,757,913	3,344,187
Accrued interest receivable	15,279	13,996
Real estate owned (REO), held for sale, net	3,352	4,044
Property and equipment, net	91,185	90,267
Intangible assets, net	2,831	2,449
Bank-owned life insurance (BOLI)	63,759	61,945
Deferred tax assets, net	24,607	27,479
Income tax receivable, net	—	9,728
Other assets	29,328	26,799
	$4,723,899	$4,388,898
LIABILITIES
Deposits:
Non-interest-bearing	$1,298,866	$1,115,346
Interest-bearing transaction and savings accounts	1,829,568	1,629,885
Interest-bearing certificates	770,516	872,695
	3,898,950	3,617,926
Advances from FHLB at fair value	32,250	27,250
Other borrowings	77,185	83,056
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	78,001	73,928
Accrued expenses and other liabilities	37,082	31,324
Deferred compensation	16,807	16,442
	4,140,275	3,849,926
COMMITMENTS AND CONTINGENCIES (Notes 19 and 27)
STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized; no shares outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 19,571,548 shares issued and outstanding at December 31, 2014; 19,543,769 shares issued and 19,509,429 shares outstanding at December 31, 2013	568,882	569,028
Retained earnings (accumulated deficit)	15,000	(25,073)
Accumulated other comprehensive loss	(258)	(2,996)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) at cost: no shares outstanding at December 31, 2014 and 34,340 restricted shares outstanding at December 31, 2013	—	(1,987)
Carrying value of shares held in trust for stock related compensation plans	(6,669)	(7,063)
Liability for common stock issued to deferred, stock related, compensation plans	6,669	7,063
	583,624	538,972
	$4,723,899	$4,388,898
See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share amounts)
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
INTEREST INCOME:
Loans receivable	$177,541	$167,204	$174,322
Mortgage-backed securities	5,779	5,168	4,176
Securities and cash equivalents	7,341	7,340	8,664
	190,661	179,712	187,162
INTEREST EXPENSE:
Deposits	7,578	9,737	15,107
FHLB advances	125	99	254
Other borrowings	172	192	758
Junior subordinated debentures	2,914	2,968	3,395
	10,789	12,996	19,514
Net interest income before provision for loan losses	179,872	166,716	167,648
PROVISION FOR LOAN LOSSES	—	—	13,000
Net interest income	179,872	166,716	154,648
OTHER OPERATING INCOME:
Deposit fees and other service charges	30,553	26,581	25,266
Mortgage banking operations	10,249	11,170	13,812
Miscellaneous	2,957	3,484	4,697
	43,759	41,235	43,775
Net gain on sale of securities	42	1,022	51
Other-than-temporary impairment recovery (loss)	—	409	(409)
Net change in valuation of financial instruments carried at fair value	1,374	(2,278)	(16,515)
Proposed acquisition termination fee	—	2,954	—
Acquisition bargain purchase gain	9,079	—	—
Total other operating income	54,254	43,342	26,902
OTHER OPERATING EXPENSES:
Salary and employee benefits	89,778	84,388	78,696
Less capitalized loan origination costs	(11,730)	(11,227)	(10,404)
Occupancy and equipment	22,743	21,423	21,812
Information/computer data services	8,131	7,309	6,904
Payment and card processing expenses	11,460	9,870	8,604
Professional services	3,753	3,781	4,411
Advertising and marketing	6,266	6,885	7,215
Deposit insurance	2,415	2,329	3,685
State/municipal business and use taxes	1,437	1,941	2,289
REO operations	(446)	(689)	3,354
Amortization of core deposit intangibles	1,990	1,941	2,092
Miscellaneous	13,619	12,474	12,795
	149,416	140,425	141,453
Acquisition related costs	4,325	550	—
Total other operating expenses	153,741	140,975	141,453
Income before provision for (benefit from) income taxes	80,385	69,083	40,097
PROVISION FOR (BENEFIT FROM) INCOME TAXES	26,220	22,528	(24,785)
NET INCOME	54,165	46,555	64,882
PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	—	—	4,938
Preferred stock discount accretion	—	—	3,298
Gain on repurchase of preferred stock	—	—	(2,471)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$54,165	$46,555	$59,117
Earnings per common share
Basic	$2.80	$2.40	$3.17
Diluted	$2.79	$2.40	$3.16
Cumulative dividends declared per common share	$0.72	$0.54	$0.04
See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
NET INCOME	$54,165	$46,555	$64,882
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on securities—available-for-sale arising during the period	4,237	(7,835)	28
Income tax benefit (expense) related to securities—available-for-sale unrealized holding gains (losses)	(1,525)	2,813	(10)
Reclassification for net (gains) losses on securities—available-for-sale realized in earnings	41	(116)	38
Income tax benefit (expense) related to securities—available-for-sale realized (gains) losses	(15)	42	(14)
Amortization of unrealized gain on tax exempt securities transferred from available-for-sale to held-to-maturity	—	—	8
Other comprehensive income (loss)	2,738	(5,096)	50
COMPREHENSIVE INCOME	$56,903	$41,459	$64,932

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
For the Years Ended December 31, 2014, 2013 and 2012

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders' Equity
Balance, January 1, 2014	$—	$569,028	$(25,073)	$(2,996)	$(1,987)	$538,972
Net income			54,165			54,165
Other comprehensive income				2,738		2,738
Accrual of dividends on common stock ($0.72/share-cumulative)			(14,092)			(14,092)
Redemption of unallocated shares upon termination of ESOP		(1,987)			1,987	—
Repurchase of shares upon termination of ESOP		(555)				(555)
Proceeds from issuance of common stock for stockholder reinvestment program		127				127
Amortization of share-based compensation related to restricted stock grants, net of shares surrendered		2,269				2,269
BALANCE, December 31, 2014	$—	$568,882	$15,000	$(258)	$—	$583,624

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(continued) (in thousands)
For the Years Ended December 31, 2014, 2013 and 2012

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
Balance, January 1, 2013	$—	$567,907	$(61,102)	$2,101	$(1,987)	$506,919
Net income			46,555			46,555
Other comprehensive loss				(5,097)		(5,097)
Accrual of dividends on common stock ($0.54/share-cumulative)			(10,526)			(10,526)
Proceeds from issuance of common stock for stockholder reinvestment program		72				72
Amortization of share-based compensation related to restricted stock grants, net of shares surrendered		1,049				1,049
BALANCE, December 31, 2013	$—	$569,028	$(25,073)	$(2,996)	$(1,987)	$538,972

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(continued) (in thousands)
For the Years Ended December 31, 2014, 2013 and 2012

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
Balance, January 1, 2012	$120,702	$531,149	$(119,465)	$2,051	$(1,987)	$532,450
Net income			64,882			64,882
Other comprehensive income				50		50
Accretion of preferred stock discount	3,298		(3,298)			—
Repurchase of preferred stock	(124,000)					(124,000)
Gain on repurchase of preferred stock			2,471			2,471
Accrual of dividends on preferred stock			(4,938)			(4,938)
Accrual of dividends on common stock ($0.04/share cumulative)			(754)			(754)
Proceeds from issuance of common stock for stockholder reinvestment program		36,317				36,317
Amortization of share-based compensation related to restricted stock grants, net of shares surrendered		434				434
Amortization of compensation related to stock options		7				7
BALANCE, December 31, 2012	$—	$567,907	$(61,102)	$2,101	$(1,987)	$506,919

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(continued) (in thousands)
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
COMMON STOCK—SHARES ISSUED
Common stock, shares issued, beginning of period	19,543	19,455	17,553
Issuance of unvested restricted common stock, net	73	86	87
Issuance of common stock for stockholder reinvestment program	3	2	1,815
Redemption of unallocated shares upon termination of ESOP	(34)	—	—
Repurchase of shares upon termination of ESOP	(14)	—	—
Net number of shares issued during the period	28	88	1,902
COMMON SHARES ISSUED, END OF PERIOD	19,571	19,543	19,455
UNEARNED, RESTRICTED ESOP SHARES	—	(34)	(34)
NET COMMON STOCK—SHARES OUTSTANDING	19,571	19,509	19,421

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$54,165	$46,555	$64,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,064	7,457	7,788
Deferred income and expense, net of amortization	1,541	3,200	2,864
Amortization of core deposit intangibles	1,990	1,941	2,092
Gain on sale of securities, net	(42)	(1,022)	(51)
Other-than-temporary impairment (recovery) loss	—	(409)	409
Net change in valuation of financial instruments carried at fair value	(1,374)	2,278	16,515
Purchases of securities—trading	(2,387)	(32,413)	(5,408)
Proceeds from sales of securities—trading	2,387	34,308	5,073
Principal repayments and maturities of securities—trading	27,709	6,509	15,880
Bargain purchase gain on acquisition	(9,079)	—	—
Decrease (increase) in deferred taxes	2,871	7,528	(35,007)
Increase (decrease) in current taxes payable	11,771	(10,818)	1,089
Equity-based compensation	2,269	1,049	440
Increase in cash surrender value of BOLI	(1,788)	(1,999)	(2,554)
Gain on sale of loans, net of capitalized servicing rights	(6,080)	(6,498)	(10,154)
Gain on disposal of real estate held for sale and property and equipment	(1,076)	(2,521)	(4,614)
Provision for losses on loans and real estate held for sale	36	785	18,178
Origination of loans held for sale	(361,859)	(427,542)	(503,492)
Proceeds from sales of loans held for sale	367,888	443,225	504,734
Net change in:
Other assets	(2,310)	19,426	(818)
Other liabilities	3,370	4,327	3,569
Net cash provided from operating activities	98,066	95,366	81,415
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(58,705)	(197,911)	(413,482)
Principal repayments and maturities of securities—available-for-sale	62,520	84,424	389,414
Proceeds from sales of securities—available-for-sale	56,267	103,274	13,282
Purchases of securities—held-to-maturity	(38,961)	(26,221)	(23,007)
Principal repayments and maturities of securities—held-to-maturity	9,194	9,788	11,806
Loan originations, net of principal repayments	(144,152)	(167,085)	45,979
Purchases of loans and participating interest in loans	(194,381)	(48,725)	(18,477)
Proceeds from sales of other loans	11,277	19,305	9,851
Net cash received from acquisitions	127,557	6,809	—
Purchases of property and equipment, net of sales	(5,935)	(8,211)	(5,613)
Proceeds from sale of real estate held for sale, net	4,923	16,944	40,965
Proceeds from FHLB stock repurchase program	8,354	1,315	666
Other	(2,025)	(127)	1,095
Net cash provided from (used by) investing activities	(164,067)	(206,421)	52,479
FINANCING ACTIVITIES
Increase in deposits, net	68,938	51,417	82,150
Advances, net of (repayments) of FHLB borrowings	4,992	16,993	(6)
Increase (decrease) in other borrowings, net	(5,871)	6,423	(75,495)
Cash dividends paid	(13,462)	(7,799)	(6,470)
Cash proceeds from issuance of stock for stockholder reinvestment plan	127	72	36,317
Redemption of preferred stock	—	—	(121,528)
Net cash provided from (used by) financing activities	54,724	67,106	(85,032)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(11,277)	(43,949)	48,862
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	137,349	181,298	132,436
CASH AND DUE FROM BANKS, END OF YEAR	$126,072	$137,349	$181,298
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (in thousands)
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$10,929	$13,362	$20,712
Taxes paid in cash	13,047	22,828	9,631
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	3,493	3,448	14,070
ACQUISITIONS (Note 4):
Assets acquired	221,206	8,710	—
Liabilities assumed	212,127	8,710	—

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of two wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2014, its 90 branch offices and ten loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (DFI) and the Federal Deposit Insurance Corporation (the FDIC).

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

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2014 for potential recognition or disclosure through March 16, 2015, which is the date the financial statements were available to be issued.

Business Combinations: Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at estimated fair value at the date of acquisition. Any difference in purchase consideration over the fair value of assets acquired and liabilities assumed results in the recognition of goodwill should purchase consideration exceed net estimated fair values, or a bargain purchase gain, should estimated fair values exceed purchase consideration. Expenses incurred in connection with a business combination are expensed as incurred. Changes in deferred tax asset valuation allowances acquired tax uncertainties after the measurement period are recognized in net income.

Use of Estimates:  In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with U.S. Generally Accepted Accounting Principles (GAAP).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in this Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

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

Investment in FHLB Stock: At December 31, 2014, the Company had $27.0 million in FHLB stock, compared to $35.4 million at December 31, 2013. The Banks' investments in FHLB stock are generally viewed as a long-term investment and are carried at par value ($100 per share), which reasonably approximates its fair value. FHLB stock does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.

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

The FHLB of Seattle announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. The FHLB of Seattle announced on September 7, 2012 that the FHFA now considers the FHLB of Seattle to be adequately capitalized. Dividends on, or repurchases of, the FHLB of Seattle stock continue to require consent of the FHFA. The FHFA subsequently approved the repurchase of portions of FHLB of Seattle stock, and as of December 31, 2014, the FHLB had repurchased $9.7 million of the Banks' stock. For the years ended December 31, 2012 and 2011, the Banks did not receive any dividend income on FHLB stock. The FHLB continued to progress and on November 11, 2013 an Amended Consent Arrangement was agreed to with the FHLB's regulator. During the year ended December 31, 2013, the FHLB of Seattle paid two dividends, one in August and one in October, totaling $18,000 in dividend income for that year. During the year ended December 31, 2014, the FHLB of Seattle paid four dividends totaling $34,000 in dividend income for the Banks for the year.

On September 25, 2014, the FHLB Seattle and FHLB Des Moines announced a proposed merger. Under this proposal, each of our Banks would become a member of FHLB Des Moines and all shares of our FHLB Seattle stock would convert to equal shares of FHLB Des Moines stock. If the merger is terminated by either the FHLB Des Moines or the FHLB Seattle, the terminating FHLB must pay $57 million in termination fees. If the FHLB Seattle were to terminate the agreement, this could result in significant impairment to our investment in the FHLB Seattle, potentially decreasing our earnings and shareholders' equity. The Company will continue to monitor the financial condition of the FHLB of Seattle as it relates to, among other things, the recoverability of Banner's investment. Based on the above, the Company has determined there is not any impairment on the FHLB stock investment as of December 31, 2014.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon the Company’s continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends identified by Banner at the time financial statements are prepared.  Although the Company uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.  The adequacy of general and specific reserves is based on a continuing evaluation of the pertinent factors underlying the quality of the loan portfolio as well as individual review of certain large balance loans.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower and the value of the underlying collateral.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

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

While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proved incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the financial condition and results of operations of the Company.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

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

Buildings and leased improvements	10–30 years
Furniture and equipment	3–10 years

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights into tranches based on predominant risk characteristics for the underlying loans, such as interest rate, balance outstanding, loan type, age and remaining term, and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche.  If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans and is reflected in mortgage banking operations on the consolidated statement of operations.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

Bank-Owned Life Insurance (BOLI):  The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans.  These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment; however, there may be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the respective owners and sole or partial beneficiaries.  At December 31, 2014 and 2013, the cash surrender value of these policies was $63.8 million and $61.9 million, respectively.

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  As a result of the 2007 acquisition of F&M Bank, Banner Bank became a party to approximately $23 million ($13 million as of December 31, 2014) in notional amounts of interest rate swaps.  Some of these swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  In addition, in 2011 we began actively marketing interest rate swaps to certain loan customers in connection with longer-term floating rate loans, allowing them to effectively fix their loan interest rates.  These customer swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  As of December 31, 2014, we had $129 million in notional amounts of these customer interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps and the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the related loans.

Further, as a part of its mortgage banking activities, the Company issues “rate lock” commitments to borrowers and obtains offsetting “best efforts” delivery commitments from purchasers of loans. The Company also uses forward contracts for the sale of mortgage-backed securities and mandatory delivery commitments for the sale of loans to hedge "rate lock" commitments and loans held for sale.  The commitments to originate mortgage loans held for sale and the related delivery contracts are considered derivatives.  The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings.  None of these residential mortgage loan related derivatives are designated as hedging instruments for accounting purposes.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.  The fair value of the derivative loan commitments is estimated using the present value of expected future cash flows.  Assumptions used include rate assumptions based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan (see Note 28 for a more complete discussion of derivatives and hedging).

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

As of December 31, 2014, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2014 and 2013 is immaterial. The Company files consolidated income tax returns in Oregon and Idaho and for federal purposes. The Company has tax years 2011–2013 open for tax examination under the statute of limitation provisions of the Internal Revenue Code of 1986 (Code). Tax years 2008–2010 are not open for assessment of additional tax, but remain open for adjustment to the amount of Net Operating Losses (NOLs), credit, and other carryforwards utilized in open years or to be utilized in the future.

Employee Stock Ownership Plan: In 1995, the Company established an ESOP and related trust for eligible employees of Banner Bank as of January 1, 1995 and eligible employees of the Banks or Company employed after such date. No ESOP contributions were made for the years ended December 31, 2014, 2013 or 2012. On December 17, 2013, the Company's Board of Directors elected to terminate the ESOP effective January 1, 2014. Termination of the ESOP had no impact on the net equity position of the Company or its current and future operating results.

Share-Based Compensation:  At December 31, 2014, the Company had the following share-based employee/director compensation plans as approved by the shareholders:  the 1998 Stock Option Plan, and the 2001 Stock Option Plan (collectively, the SOPs), the 2012 Restricted Stock and Incentive Bonus Plan, the 2006 Banner Corporation Long-Term Incentive Plan and the Banner Corporation 2014 Omnibus Incentive Plan.  In addition, in 2011 and 2010, the Company made restricted stock grants to Mark Grescovich, President and CEO of Banner Bank and Banner Corporation, in accordance with his employment agreement.

The Company has adopted the fair value recognition for recognizing stock compensation expense, using the modified-prospective-transition method.  Under that method, compensation costs are recognized based upon grant date fair value.  This method requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The restricted stock grants value shares awarded at their fair value, which is their intrinsic value on the date of the award grant.  The expense of the award grants are accrued ratably over the vesting period from the date of each award. These plans are described more fully in Note 16.

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

Banner Corporation 2014 Omnibus Incentive Plan: The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with exercise of awards. As of December 31, 2014, 9,352 shares had been granted to directors under the 2014 Omnibus Incentive Plan.

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

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Proposed Acquisition of AmericanWest Bank: On November 5, 2014, we announced the execution of a definitive agreement to purchase Starbuck Bancshares, Inc. (Starbuck) the bank holding company of AmericanWest Bank (AmericanWest), a Washington state chartered commercial bank headquartered in Spokane, Washington, with 94 branches serving markets in Washington, Oregon, Idaho, California and Utah. The merger agreement provides that Starbuck will merge with and into a wholly-owned subsidiary of the Company. Immediately following the merger, Starbuck's wholly owned bank subsidiary, AmericanWest will merge with Banner Bank. At September 30, 2014, AmericanWest had $4.1 billion in assets, $2.5 billion in net loans, $3.3 billion in deposits and members' equity of $561.3 million excluding AmericanWest's recent acquisition of Greater Sacramento Bancorp, which was completed on February 6, 2015. At September 30, 2014, Greater Sacramento Bancorp had $481 million in assets, $410 million in deposits and stockholders' equity of $39 million. The merged banks will operate under the Banner Bank brand. Under the terms of the agreement, the aggregate consideration to be received by AmericanWest equity holders will consist of a fixed amount of 13.23 million shares of Banner common stock and $130.0 million in cash. Upon completion of the transaction, such shares will represent an approximately 38.8% pro forma ownership interest in Banner. The merger is expected to close late in the second quarter or early in the third quarter of 2015 and is subject to approval by regulatory agencies, obtaining the requisite shareholder approval to issue the shares necessary to complete the transaction, as well as other customary closing conditions. Upon completion of the AmericanWest merger, Banner Bank will have more than 190 locations in five western states, a significantly expanded customer base and meaningfully increased business opportunities.

Shareholder Equity Transactions

Restricted Stock Grants: Under the 2012 Restricted Stock Plan, which was approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the Plan have a minimum vesting period of three years. The Plan will continue in effect for a term of ten years, after which no further awards may be granted. Vesting requirements may include time-based conditions, performance-based conditions, or market-based conditions. The 2012 Restricted Stock Plan was amended on April 23, 2013 to provide for the ability to grant (1) cash-denominated incentive-based awards payable in cash or common stock, including those that are eligible to qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code and (2) restricted stock awards that qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code. As of December 31, 2014, the Company had granted 266,778 shares of restricted stock from the 2012 Restricted Stock Plan, of which 81,241 shares had vested and 185,537 shares remain unvested.

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

Common Stock Repurchase Program: On March 26, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 978,826 shares of the Company's common stock, or 5% of the Company's outstanding shares. Under the plan, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

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

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which requires the Company to consider these transactions as secured borrowings. The ASU seeks to prevent activities used leading up to the financial crisis regarding repurchase agreements, whereby pledges to maturity were recorded as sales, which may have over-reported income and may have under-reported liabilities, making it difficult for stakeholders to understand how a company was performing. The accounting changes in this ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. Earlier application for a public business entity is prohibited. The accounting changes in this ASU are not expected to have a material impact on the Company's consolidated financial statements.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

In August 2014, FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this ASU affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The ASU provides specific guidance on how to classify or measure foreclosed mortgage loans that are government guaranteed. The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and creditor has the ability to recover under the claim and, 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. ASU No. 2014-14 is effective for fiscal years and interim periods beginning after December 15, 2015 and is not expected to have a material impact on the Company's consolidated financial statements.

Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). The ASU eliminates from GAAP the concept of extraordinary items. Under subtopic 225-20, entities were required to separately classify, present, and disclose extraordinary events and transactions that were both unusual in nature and infrequent in occurrence. This amendment will save time and reduce costs for preparers, as well as alleviate uncertainty for auditors and regulators in evaluating potentially extraordinary items. The amendment is effective for fiscal years and interim reporting periods after December 15, 2015. It may be applied prospectively, and retrospectively to all reporting periods presented in the financial statements. The adoption of ASU No. 2015-01 is not expected to have a material impact on the Company's consolidated financial statements.

Note 4:  BUSINESS COMBINATIONS

Acquisition of Siuslaw Financial Group, Inc.

Effective as of the close of business on March 6, 2015, the Company completed the purchase of Siuslaw Financial Group, Inc. (Siuslaw), the holding company of Siuslaw Bank, an Oregon state chartered commercial bank. The results of Siuslaw's operations will be included in the Company's operating results beginning March 7, 2015 and the combined company's banking operations will operate under the Banner Bank name and brand. As of March 6, 2015, Siuslaw had $370 million in total assets, $252 million in loans, and $318 million in deposits.

The structure of the transaction is as follows:

•	Siuslaw merged with and into the Company and, immediately following, Siuslaw Bank merged with and into Banner Bank;

•	Siuslaw shareholders received 0.32231 shares of the Company's common stock and $1.41622 in cash in exchange for each share of Siuslaw common stock.

Aggregate consideration for the purchase is estimated at $63.9 million and includes the following:

•	Cash of $5.8 million;

•	Common stock issued of $58.1 million.

The primary reason for the acquisition is to continue the Company's growth strategy, including expanding our geographic footprint in markets throughout the Northwest. The assets acquired and liabilities assumed in the purchase will be accounted for under the acquisition method of accounting and, accordingly, the assets and liabilities, both tangible and intangible will be recorded at fair value as of the acquisition date. Preliminary fair values for all assets and liabilities are not reported herein as the Company is still in the process of determining the preliminary fair values. The Company expects to disclose preliminary assets acquired and liabilities assumed, including fair value adjustments, as well as supplemental pro forma information, in the Company's March 31, 2015 Form 10-Q. Goodwill will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

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

The assets acquired and liabilities assumed in the purchase have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in recognition of a core deposit intangible asset of $2.4 million and an acquisition bargain purchase gain of $9.1 million. The bargain purchase gain represents the excess fair value of the net assets acquired over the purchase price, including fair value of liabilities assumed. The bargain purchase gain consisted primarily of a $7.0 million discount on the assets acquired in this required branch divestiture combined with a $2.4 million core deposit intangible, net of approximately $300,000 in other fair value adjustments. The acquired core deposit intangible has been determined to have a useful life of approximately eight years and will be amortized on an accelerated basis.

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

The primary reason for the acquisition was to continue the Company's growth strategy, including expanding our geographic footprint in markets throughout the Northwest. As of June 20, 2014, the transaction had no remaining contingencies. The operating results of the Company include the operating results produced by the six acquired branches from June 21, 2014 to December 31, 2014. Pro forma results of operations for the years ended December 31, 2014 and 2013 , as if the Branch Acquisition had occurred on January 1, 2013, have not been presented because historical financial information was not available.

Acquisition Related Costs

The following table presents the key components of acquisition related costs in connection with the Branch Acquisition, the acquisition of Siuslaw, and the proposed acquisition of AmericanWest for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31
	2014	2013	2012
Acquisition-related costs recognized in other operating expenses:
Non-capitalized equipment and repairs	$105	$—	$—
Client communications	327	—	—
Information/computer data services	334	—	—
Payment and processing expenses	185	—	—
Professional services	2,953	550	—
Miscellaneous	421	—	—
	$4,325	$550	$—

Note 5:  CASH AND SECURITIES

Cash, due from bank and cash equivalents consisted of the following at the dates indicated (in thousands):

	December 31
	2014	2013
Cash on hand and due from banks	$125,689	$136,810
Cash equivalents:
Short-term cash investments	383	539
	$126,072	$137,349

Federal regulations require depository institutions to maintain certain minimum reserve balances.  Included in cash and demand deposits were required reserves of $33.0 million and $30.0 million at December 31, 2014 and 2013, respectively.

The following table sets forth a summary of Banner’s interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	December 31
	2014	2013
Interest-bearing deposits included in cash and due from banks	$54,995	$67,638
U.S. Government and agency obligations	33,421	61,327
Municipal bonds:
Taxable	29,566	34,216
Tax exempt	141,853	119,588
Total municipal bonds	171,419	153,804
Corporate bonds	25,936	44,154
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	58,825	58,117
One- to four-family residential other	713	1,051
Multifamily agency guaranteed	256,272	281,319
Multifamily other	10,497	10,234
Total mortgage-backed securities	326,307	350,721
Asset-backed securities:
Student Loan Marketing Association (SLMA)	15,629	15,681
Other asset-backed securities	9,766	9,510
Total asset-backed securities	25,395	25,191
Equity securities (excludes FHLB stock)	59	68
Total securities	582,537	635,265
FHLB stock	27,036	35,390
	$664,568	$738,293

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at December 31, 2014 and 2013 are summarized as follows (dollars in thousands):

	December 31, 2014			December 31, 2013
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,340	$1,505	3.7%	$1,370	$1,481	2.4%
Municipal bonds:
Tax exempt	1,405	1,440	3.6	4,969	5,023	8.0
Corporate bonds	27,995	19,118	47.5	49,498	35,140	56.2
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	8,077	8,726	21.7	10,483	11,230	18.0
Multifamily agency guaranteed	8,649	9,410	23.4	8,816	9,530	15.3
Total mortgage-backed or related securities	16,726	18,136	45.1	19,299	20,760	33.3
Equity securities	14	59	0.1	14	68	0.1
	$47,480	$40,258	100.0%	$75,150	$62,472	100.0%

There were three sales of securities—trading totaling $2.4 million with a resulting net gain of $1,000 for the year ended December 31, 2014. There were 44 sales of securities—trading totaling $34.3 million with a resulting net gain of $1.5 million for the year ended December 31, 2013, including $1.0 million which represented recoveries on certain collateralized debt obligations that had previously been written off. In addition to the $1.5 million net gain, the Company also recognized a $409,000 OTTI recovery on sales of securities—trading for the year ended December 31, 2013, which was related to the sale of certain equity securities issued by government-sponsored entities. There were eight sales of securities—trading totaling $5.1 million with a resulting net gain of $13,000 for the year ended December 31, 2012. The Company did not recognize any OTTI charges or recoveries on securities—trading during the year ended December 31, 2014. The $409,000 OTTI recovery in 2013 reversed a $409,000 OTTI charge during the year ended December 31, 2012 related to the same equity securities. There were no securities—trading in a nonaccrual status at December 31, 2014 and 2013.  Net unrealized holding gains of $5.5 million were recognized in 2014.

The amortized cost and estimated fair value of securities—trading at December 31, 2014 and 2013, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$1,071	$1,094	$260	$263
Maturing after one year through five years	6,595	7,097	7,056	7,298
Maturing after five years through ten years	7,035	7,727	12,602	13,572
Maturing after ten years through twenty years	11,196	10,083	33,335	27,472
Maturing after twenty years	21,569	14,198	21,883	13,799
	47,466	40,199	75,136	62,404
Equity securities	14	59	14	68
	$47,480	$40,258	$75,150	$62,472

Securities—Available-for-Sale:  The amortized cost, gross unrealized losses and gains and estimated fair value of securities— available-for-sale at December 31, 2014 and 2013 are summarized as follows (dollars in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$29,973	$8	$(211)	$29,770	7.2%
Municipal bonds:
Taxable	16,565	65	(52)	16,578	4.0
Tax exempt	33,394	125	(69)	33,450	8.2
Total municipal bonds	49,959	190	(121)	50,028	12.2
Corporate bonds	5,000	18	—	5,018	1.2
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	48,001	758	(240)	48,519	11.8
One- to four-family residential other	675	38	—	713	0.2
Multifamily agency guaranteed	241,800	627	(1,346)	241,081	58.7
Multifamily other	10,503	6	(12)	10,497	2.5
Total mortgage-backed or related securities	300,979	1,429	(1,598)	300,810	73.2
Asset-backed securities:
SLMA	15,462	167	—	15,629	3.8
Other asset-backed securities	10,051	—	(285)	9,766	2.4
Total asset-backed securities	25,513	167	(285)	25,395	6.2
	$411,424	$1,812	$(2,215)	$411,021	100.0%

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$59,178	$117	$(635)	$58,660	12.5%
Municipal bonds:
Taxable	23,842	100	(278)	23,664	5.0
Tax exempt	29,229	170	(208)	29,191	6.2
Total municipal bonds	53,071	270	(486)	52,855	11.2
Corporate bonds	7,001	2	(39)	6,964	1.5
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	47,077	648	(838)	46,887	10.0
One- to four-family residential other	988	63	—	1,051	0.2
Multifamily agency guaranteed	271,428	402	(3,392)	268,438	57.1
Multifamily other	10,604	—	(370)	10,234	2.2
Total mortgage-backed or related securities	330,097	1,113	(4,600)	326,610	69.5
Asset-backed securities:
SLMA	15,553	128	—	15,681	3.3
Other asset-backed securities	10,060	—	(550)	9,510	2.0
Total asset-backed securities	25,613	128	(550)	25,191	5.3
	$474,960	$1,630	$(6,310)	$470,280	100.0%

At December 31, 2014 and 2013, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$15,983	$(58)	$9,847	$(153)	$25,830	$(211)
Municipal bonds:
Taxable	7,247	(23)	3,461	(29)	10,708	(52)
Tax exempt	9,075	(38)	3,668	(31)	12,743	(69)
Total municipal bonds	16,322	(61)	7,129	(60)	23,451	(121)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	6,287	(57)	11,744	(183)	18,031	(240)
Multifamily agency guaranteed	76,309	(167)	95,522	(1,179)	171,831	(1,346)
Multifamily other	8,450	(12)	—	—	8,450	(12)
Total mortgage-backed or related securities	91,046	(236)	107,266	(1,362)	198,312	(1,598)
Asset-backed securities:
Other asset-backed securities	—	—	9,765	(285)	9,765	(285)
	$123,351	$(355)	$134,007	$(1,860)	$257,358	$(2,215)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$39,621	$(633)	$998	$(2)	$40,619	$(635)
Municipal bonds:
Taxable	15,580	(261)	413	(17)	15,993	(278)
Tax exempt	8,217	(205)	487	(3)	8,704	(208)
Total municipal bonds	23,797	(466)	900	(20)	24,697	(486)
Corporate bonds	4,961	(39)	—	—	4,961	(39)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	14,972	(133)	22,560	(705)	37,532	(838)
Multifamily agency guaranteed	199,407	(3,162)	10,096	(230)	209,503	(3,392)
Multifamily other	10,234	(370)	—	—	10,234	(370)
Total mortgage-backed or related securities	224,613	(3,665)	32,656	(935)	257,269	(4,600)
Asset-backed securities:
Other asset-backed securities	—	—	9,510	(550)	9,510	(550)
	$292,992	$(4,803)	$44,064	$(1,507)	$337,056	$(6,310)

There were 13 sales of securities—available-for-sale totaling $56.3 million with a resulting net gain of $41,000 for the year ended December 31, 2014.  There were 35 sales of securities—available-for-sale totaling $103.3 million with a resulting net loss of $116,000 for the year ended December 31, 2013. There were three sales of securities—available-for-sale totaling $13.3 million with a resulting net gain of $38,000 for the year ended December 31, 2012.  At December 31, 2014, there were 94 securities—available-for-sale with unrealized losses, compared to 114 at December 31, 2013 and 52 at December 31, 2012.  Management does not believe that any individual unrealized loss as of December 31, 2014, 2013 or 2012 represented OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale in a nonaccrual status at December 31, 2014 and 2013.

The amortized cost and estimated fair value of securities—available-for-sale at December 31, 2014 and 2013, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$9,334	$9,364	$25,136	$25,256
Maturing after one year through five years	278,629	277,439	322,493	319,489
Maturing after five years through ten years	45,425	45,610	58,468	57,782
Maturing after ten years through twenty years	13,846	13,879	15,535	15,135
Maturing after twenty years	64,190	64,729	53,328	52,618
	$411,424	$411,021	$474,960	$470,280

Securities—Held-to-Maturity:  The amortized cost, gross gains and losses and estimated fair value of securities—held-to-maturity at December 31, 2014 and 2013 are summarized as follows (dollars in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
U.S. Government and agency obligations	$2,146	$—	$(19)	$2,127	1.6%
Municipal bonds:
Taxable	12,988	371	(1)	13,358	9.9
Tax exempt	106,963	5,948	(47)	112,864	81.5
Total municipal bonds	119,951	6,319	(48)	126,222	91.4
Corporate bonds	1,800	—	—	1,800	1.4
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	1,580	1	(7)	1,574	1.2
Multifamily agency guaranteed	5,781	104	—	5,885	4.4
Total mortgage-backed or related securities	7,361	105	(7)	7,459	5.6
	$131,258	$6,424	$(74)	$137,608	100.0%

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
U.S. Government and agency obligations	$1,186	$—	$(80)	$1,106	1.1%
Municipal bonds:
Taxable	10,552	193	(204)	10,541	10.3
Tax exempt	85,374	2,545	(1,299)	86,620	83.3
Total municipal bonds	95,926	2,738	(1,503)	97,161	93.6
Corporate bonds	2,050	—	—	2,050	2.0
Mortgage-backed or related securities:
Multifamily agency guaranteed	3,351	—	(58)	3,293	3.3
	$102,513	$2,738	$(1,641)	$103,610	100.0%

At December 31, 2014 and 2013, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$—	$—	$1,127	$(19)	$1,127	$(19)
Municipal bonds:
Taxable	724	(1)	—	—	724	(1)
Tax exempt	9,097	(43)	592	(4)	9,689	(47)
Total municipal bonds	9,821	(44)	592	(4)	10,413	(48)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	1,018	(7)	—	—	1,018	(7)
	$10,839	$(51)	$1,719	$(23)	$12,558	$(74)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,106	$(80)	$—	$—	$1,106	$(80)
Municipal bonds:
Taxable	3,344	(110)	2,964	(94)	6,308	(204)
Tax exempt	31,234	(1,282)	303	(17)	31,537	(1,299)
Total municipal bonds	34,578	(1,392)	3,267	(111)	37,845	(1,503)
Mortgage-backed or related securities:
Multifamily agency guaranteed	3,293	(58)	—	—	3,293	(58)
	$38,977	$(1,530)	$3,267	$(111)	$42,244	$(1,641)

There were no sales of securities—held-to-maturity during the years ended December 31, 2014, 2013 or 2012. At December 31, 2014, there were 25 securities—held-to-maturity with unrealized losses, compared to 36 at December 31, 2013 and five at December 31, 2012.  Management does not believe that any individual unrealized losses as of December 31, 2014 or 2013 represented OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—held-to-maturity in a nonaccrual status at December 31, 2014 and 2013.

The amortized cost and estimated fair value of securities—held-to-maturity at December 31, 2014 and 2013, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$767	$771	$1,270	$1,281
Maturing after one year through five years	14,962	15,184	10,834	11,206
Maturing after five years through ten years	24,233	24,678	17,948	17,908
Maturing after ten years through twenty years	76,029	81,361	59,643	60,791
Maturing after twenty years	15,267	15,614	12,818	12,424
	$131,258	$137,608	$102,513	$103,610

Pledged Securities: The following table presents, as of December 31, 2014, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$116,273	$116,242	$122,130
Interest rate swap counterparties	11,051	10,648	11,051
Retail repurchase transaction accounts	98,735	98,435	98,735
Other	248	248	248
Total pledged securities	$226,307	$225,573	$232,164

Interest Income from Securities and Cash Equivalents: The following table sets forth the composition of interest income from securities and cash equivalents for the periods indicated (in thousands):

	Years Ended December 31
	2014	2013	2012
Mortgage-backed securities interest	$5,779	$5,168	$4,176
Other taxable interest income	3,101	3,601	5,087
Tax-exempt interest income	4,206	3,721	3,577
FHLB stock—dividend income	34	18	—
Total interest income from securities and cash equivalents	$13,120	$12,508	$12,840

Note 6:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable, including loans held for sale, at December 31, 2014 and 2013 are summarized as follows (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$546,783	14.3%	$502,601	14.7%
Investment properties	856,942	22.3	692,457	20.2
Multifamily real estate	167,524	4.4	137,153	4.0
Commercial construction	17,337	0.4	12,168	0.4
Multifamily construction	60,193	1.6	52,081	1.5
One- to four-family construction	219,889	5.7	200,864	5.9
Land and land development:
Residential	102,435	2.7	75,695	2.2
Commercial	11,152	0.3	10,450	0.3
Commercial business	723,964	18.9	682,169	20.0
Agricultural business, including secured by farmland	238,499	6.2	228,291	6.7
One- to four-family residential	539,894	14.1	529,494	15.5
Consumer:
Consumer secured by one- to four-family	222,205	5.8	173,188	5.1
Consumer—other	127,003	3.3	121,834	3.5
Total loans outstanding	3,833,820	100.0%	3,418,445	100.0%
Less allowance for loan losses	(75,907)		(74,258)
Net loans	$3,757,913		$3,344,187

Loan amounts are net of unearned, unamortized loan fees (and costs) of approximately $5.8 million at December 31, 2014 and approximately $8.3 million at December 31, 2013.

The Company’s loans by geographic concentration at December 31, 2014 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate:
Owner-occupied	$383,950	$86,937	$56,348	$19,548	$546,783
Investment properties	523,806	124,604	60,053	148,479	856,942
Multifamily real estate	116,793	35,527	14,759	445	167,524
Commercial construction	15,599	—	1,738	—	17,337
Multifamily construction	50,931	8,850	412	—	60,193
One- to four-family construction	129,499	88,468	1,922	—	219,889
Land and land development:
Residential	56,675	44,707	1,053	—	102,435
Commercial	5,781	2,529	2,842	—	11,152
Commercial business	397,103	125,235	85,580	116,046	723,964
Agricultural business, including secured by farmland	119,617	69,843	48,997	42	238,499
One- to four-family residential	341,944	172,974	24,223	753	539,894
Consumer:
Consumer secured by one- to four-family	136,888	69,172	14,984	1,161	222,205
Consumer—other	79,520	40,803	6,243	437	127,003
Total loans	$2,358,106	$869,649	$319,154	$286,911	$3,833,820
Percent of total loans	61.5%	22.7%	8.3%	7.5%	100.0%

The geographic concentrations of land and land development loans by state at December 31, 2014 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total
Residential:
Acquisition and development	$28,901	$24,378	$916	$54,195
Improved land and lots	21,703	17,262	137	39,102
Unimproved land	6,071	3,067	—	9,138
Commercial and industrial:
Improved land and lots	3,750	478	1,783	6,011
Unimproved land	2,031	2,051	1,059	5,141
Total land and land development loans	$62,456	$47,236	$3,895	$113,587
Percent of land and land development loans	55.0%	41.6%	3.4%	100.0%

The Company originates both adjustable- and fixed-rate loans.  At December 31, 2014 and 2013, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees and origination costs, were as follows (in thousands):

	December 31
	2014	2013
Fixed-rate (term to maturity):
Maturing in one year or less	$115,571	$122,313
Maturing after one year through three years	184,707	143,322
Maturing after three years through five years	180,449	187,279
Maturing after five years through ten years	240,742	209,869
Maturing after ten years	572,793	439,004
Total fixed-rate loans	1,294,262	1,101,787
Adjustable-rate (term to rate adjustment):
Maturing or repricing in one year or less	1,468,316	1,390,579
Maturing or repricing after one year through three years	416,433	279,791
Maturing or repricing after three years through five years	566,371	541,529
Maturing or repricing after five years through ten years	87,506	99,503
Maturing or repricing after ten years	932	5,256
Total adjustable-rate loans	2,539,558	2,316,658
Total loans	$3,833,820	$3,418,445

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to various prime or LIBOR rates, FHLB advance rates or One- to Five-Year Constant Maturity Treasury Indices.  Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that primarily have been utilized to fund these loans.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had the following balances and activity during the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31
	2014	2013
Balance at beginning of year	$15,976	$12,463
New loans or advances	38,241	39,921
Repayments and adjustments	(45,608)	(36,408)
Balance at end of period	$8,609	$15,976

Impaired Loans and the Allowance for Loan Losses:  A loan is considered impaired when, based on current information and circumstances, the Company determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are comprised of loans on nonaccrual, TDRs that are performing under their restructured terms, and loans that are 90 days or more past due, but are still on accrual.

The amount of impaired loans and the related allocated reserve for loan losses at the dates indicated were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate:
Owner-occupied	$1,365	$20	$2,466	$31
Investment properties	32	5	3,821	89
One- to four-family construction	—	—	269	—
Land and land development:
Residential	1,275	—	924	6
Commercial business	537	46	724	104
Agricultural business, including secured by farmland	1,597	26	—	—
One- to four-family residential	8,507	35	12,532	250
Consumer:
Consumer secured by one- to four-family	838	47	903	13
Consumer—other	411	—	269	1
Total nonaccrual loans	14,562	179	21,908	494

Loans 90 days past due and still accruing
Agricultural business, including secured by farmland	—	—	105	8
One- to four-family residential	2,095	10	2,611	16
Consumer:
Consumer secured by one- to four-family	80	—	13	—
Consumer—other	—	—	131	1
Total loans 90 days past due and still accruing	2,175	10	2,860	25

Troubled debt restructuring on accrual status:
Commercial real estate:
Owner-occupied	184	4	186	4
Investment properties	6,021	724	5,367	415
Multifamily real estate	786	86	5,744	1,139
One- to four-family construction	3,923	640	6,864	1,002
Land and land development:
Residential	1,279	346	4,061	754
Commercial business	739	82	1,299	222
One- to four-family residential	15,792	987	23,302	1,355
Consumer:
Consumer secured by one- to four-family	233	28	360	33
Consumer—other	197	6	245	34
Total troubled debt restructurings on accrual status	29,154	2,903	47,428	4,958
Total impaired loans	$45,891	$3,092	$72,196	$5,477

As of December 31, 2014 and 2013, the Company had commitments to advance funds up to an additional amount of $2.1 million and $225,000, respectively, related to TDRs.

The following tables provide additional information on impaired loans with and without specific allowance reserves as of December 31, 2014 and December 31, 2013.  Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	At or For the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$399	$449	$20	$526	$—
Investment properties	32	32	5	44	—
Commercial business	537	763	46	566	—
Agricultural business, including secured by farmland	853	853	26	1,122	—
One- to four-family residential	8,546	9,244	18	7,284	29
Consumer:
Consumer secured by one- to four-family	783	888	11	838	3
Consumer—other	295	305	—	270	—
	11,445	12,534	126	10,650	32
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	1,149	1,149	4	1,315	12
Investment properties	6,022	6,426	724	6,101	315
Multifamily real estate	786	786	86	795	45
One- to four-family construction	3,923	3,923	640	2,655	118
Land and land development:
Residential	2,554	3,710	346	2,872	89
Commercial business	739	739	82	762	41
Agricultural business, including secured by farmland	744	744	—	744	—
One- to four-family residential	17,848	18,611	1,014	18,809	841
Consumer:
Consumer secured by one- to four-family	368	368	64	410	16
Consumer—other	313	329	6	327	19
	34,446	36,785	2,966	34,790	1,496
Total
Commercial real estate:
Owner occupied	1,548	1,598	24	1,841	12
Investment properties	6,054	6,458	729	6,145	315
Multifamily real estate	786	786	86	795	45
One- to four-family construction	3,923	3,923	640	2,655	118
Land and land development:
Residential	2,554	3,710	346	2,872	89
Commercial business	1,276	1,502	128	1,328	41
Agricultural business, including secured by farmland	1,597	1,597	26	1,866	—
One- to four-family residential	26,394	27,855	1,032	26,093	870
Consumer:
Consumer secured by one- to four-family	1,151	1,256	75	1,248	19
Consumer—other	608	634	6	597	19
	$45,891	$49,319	$3,092	$45,440	$1,528

	At or For the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$534	$584	$31	$569	$—
Investment properties	429	974	89	624	—
Commercial business	724	1,040	104	896	—
Agricultural business, including secured by farmland	105	105	8	110	8
One- to four-family residential	8,611	9,229	42	8,889	31
Consumer:
Consumer secured by one- to four-family	870	1,013	13	900	1
Consumer—other	276	285	2	287	8
	11,549	13,230	289	12,275	48
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	2,118	2,118	4	2,192	12
Investment properties	8,759	10,395	415	8,353	241
Multifamily real estate	5,744	5,744	1,139	5,705	298
One- to four-family construction	7,133	7,213	1,002	5,870	239
Land and land development:
Residential	4,985	6,140	760	6,053	221
Commercial business	1,298	1,298	222	1,340	59
One- to four-family residential	29,834	31,440	1,579	31,668	1,032
Consumer:
Consumer secured by one- to four-family	406	407	33	503	24
Consumer—other	370	386	34	390	21
	60,647	65,141	5,188	62,074	2,147
Total
Commercial real estate:
Owner-occupied	2,652	2,702	35	2,761	12
Investment properties	9,188	11,369	504	8,977	241
Multifamily real estate	5,744	5,744	1,139	5,705	298
One- to four-family construction	7,133	7,213	1,002	5,870	239
Land and land development:
Residential	4,985	6,140	760	6,053	221
Commercial business	2,022	2,338	326	2,236	59
Agricultural business, including secured by farmland	105	105	8	110	8
One- to four-family residential	38,445	40,669	1,621	40,557	1,063
Consumer:
Consumer secured by one- to four-family	1,276	1,420	46	1,403	25
Consumer—other	646	671	36	677	29
	$72,196	$78,371	$5,477	$74,349	$2,195

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following tables present TDRs at December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$183	$109	$292
Investment properties	6,021	32	6,053
Multifamily real estate	786	—	786
One- to four-family construction	3,923	—	3,923
Land and land development:
Residential	1,279	525	1,804
Commercial business	739	87	826
One- to four-family residential	15,793	1,363	17,156
Consumer:
Consumer secured by one- to four-family	233	117	350
Consumer—other	197	116	313
	$29,154	$2,349	$31,503

	December 31, 2013
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$186	$613	$799
Investment properties	5,367	1,630	6,997
Multifamily real estate	5,744	—	5,744
One- to four-family construction	6,864	269	7,133
Land and land development:
Residential	4,061	174	4,235
Commercial business	1,299	164	1,463
One- to four-family residential	23,302	2,474	25,776
Consumer:
Consumer secured by one- to four-family	360	252	612
Consumer—other	245	123	368
	$47,428	$5,699	$53,127

The following tables present new TDRs that occurred during the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31, 2014
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate:
Owner-occupied	1	$203	$203
One- to four-family construction	10	2,153	2,153
Commercial business	1	100	100
One- to four-family residential	4	905	862
Consumer - other	1	9	9
	17	$3,370	$3,327

	Year Ended December 31, 2013
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate:
Owner-occupied	1	$1,246	$1,246
Multifamily real estate	1	375	375
One- to four-family construction	8	3,082	3,082
Land and land development:
Residential	2	1,029	1,029
Commercial business	1	100	100
One- to four-family residential	10	2,726	2,726
	23	$8,558	$8,558

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

The following table presents TDRs which incurred a payment default within the years ended December 31, 2014 and 2013, for which the payment default occurred within twelve months of the restructure date.  A default on a restructured loan results in a transfer to nonaccrual status, a charge-off or a combination of both (in thousands):

	Years Ended December 31
	2014		2013
	Number of Loans	Amount	Number of Loans	Amount
Construction and land	—	$—	2	$483
Commercial business	—	—	2	321
One- to four-family residential	—	—	2	222
Total	—	$—	6	$1,026

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in 2014.

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

The following table shows Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristic as of December 31, 2014 (in thousands):

	December 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,375,885	$166,712	$395,356	$691,143	$234,101	$527,384	$346,456	$3,737,037
Special mention	3,717	—	—	27,453	1,055	63	140	32,428
Substandard	24,123	812	15,650	5,368	3,343	12,447	2,601	64,344
Doubtful	—	—	—	—	—	—	11	11
Total loans	$1,403,725	$167,524	$411,006	$723,964	$238,499	$539,894	$349,208	$3,833,820
Performing loans	$1,402,328	$167,524	$409,731	$723,427	$236,902	$529,292	$347,880	$3,817,084
Non-performing loans (2)	1,397	—	1,275	537	1,597	10,602	1,328	16,736
Total loans	$1,403,725	$167,524	$411,006	$723,964	$238,499	$539,894	$349,208	$3,833,820

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of December 31, 2014, in the commercial business category, $115 million of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

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

(2)	Non-performing loans include loans on non-accrual status and loans more than 90 days delinquent, but still accruing interest.

The following tables provide additional detail on the age analysis of Banner’s past due loans as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	30–59 Days Past Due	60–89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$1,984	$—	$1,984	$544,799	$546,783	$—
Investment properties	639	—	—	639	856,303	856,942	—
Multifamily real estate	—	—	—	—	167,524	167,524	—
Commercial construction	—	—	—	—	17,337	17,337	—
Multifamily construction	—	—	—	—	60,193	60,193	—
One- to four-family construction	840	—	—	840	219,049	219,889	—
Land and land development:
Residential	759	—	750	1,509	100,926	102,435	—
Commercial	—	—	—	—	11,152	11,152	—
Commercial business	775	35	100	910	723,054	723,964	—
Agricultural business, including secured by farmland	597	466	744	1,807	236,692	238,499	—
One- to four-family residential (1)	877	1,623	7,526	10,026	529,868	539,894	2,095
Consumer:
Consumer secured by one- to four-family	59	60	139	258	221,947	222,205	80
Consumer—other	491	88	293	872	126,131	127,003	—
Total	$5,037	$4,256	$9,552	$18,845	$3,814,975	$3,833,820	$2,175

	December 31, 2013
	30–59 Days Past Due	60–89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$883	$550	$813	$2,246	$500,355	$502,601	$—
Investment properties	—	—	—	—	692,457	692,457	—
Multifamily real estate	1,845	785	—	2,630	134,523	137,153	—
Commercial construction	—	—	—	—	12,168	12,168	—
Multifamily construction	—	—	—	—	52,081	52,081	—
One- to four-family construction	9	7	4	20	200,844	200,864	—
Land and land development:
Residential	—	—	251	251	75,444	75,695	—
Commercial	—	—	—	—	10,450	10,450	—
Commercial business	2,001	2	299	2,302	679,867	682,169	—
Agricultural business, including secured by farmland	—	—	—	—	228,291	228,291	105
One- to four-family residential (1)	521	2,550	9,142	12,213	517,281	529,494	2,611
Consumer:
Consumer secured by one- to four-family	723	93	918	1,734	171,454	173,188	13
Consumer—other	384	99	131	614	121,220	121,834	131
Total	$6,366	$4,086	$11,558	$22,010	$3,396,435	$3,418,445	$2,860

(1)
One- to four-family loans are not considered past due until they exceed 30 days and are not reflected herein. One- to four-family loans exactly 30 days past due at December 31, 2014 and 2013 were $8 million and $6 million, respectively.

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2014 (in thousands):

	For the Year Ended December 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,759	$5,306	$17,640	$11,773	$2,841	$11,486	$1,335	$7,118	$74,258
Provision for loan losses	1,757	(724)	6,336	626	(417)	(5,772)	90	(1,896)	—
Recoveries	1,507	—	1,776	988	1,576	618	528	—	6,993
Charge-offs	(1,239)	(20)	(207)	(1,344)	(179)	(885)	(1,470)	—	(5,344)
Ending balance	$18,784	$4,562	$25,545	$12,043	$3,821	$5,447	$483	$5,222	$75,907

	December 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$728	$86	$986	$82	$—	$1,014	$70	$—	$2,966
Allowance collectively evaluated for impairment	18,056	4,476	24,559	11,961	3,821	4,433	413	5,222	72,941
Total allowance for loan losses	$18,784	$4,562	$25,545	$12,043	$3,821	$5,447	$483	$5,222	$75,907

	December 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$7,171	$786	$6,477	$739	$744	$17,848	$681	$—	$34,446
Loans collectively evaluated for impairment	1,396,554	166,738	404,529	723,225	237,755	522,046	348,527	—	3,799,374
Total loans	$1,403,725	$167,524	$411,006	$723,964	$238,499	$539,894	$349,208	$—	$3,833,820

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2013 (in thousands):

	For the Year Ended December 31, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$15,322	$4,506	$14,991	$9,957	$2,295	$16,475	$1,348	$11,865	$76,759
Provision for loan losses	1,639	800	2,195	1,925	97	(2,995)	1,086	(4,747)	—
Recoveries	2,367	—	2,275	1,673	697	145	340	—	7,497
Charge-offs	(2,569)	—	(1,821)	(1,782)	(248)	(2,139)	(1,439)	—	(9,998)
Ending balance	$16,759	$5,306	$17,640	$11,773	$2,841	$11,486	$1,335	$7,118	$74,258

	December 31, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$419	$1,139	$1,762	$222	$—	$1,579	$67	$—	$5,188
Allowance collectively evaluated for impairment	16,340	4,167	15,878	11,551	2,841	9,907	1,268	7,118	69,070
Total allowance for loan losses	$16,759	$5,306	$17,640	$11,773	$2,841	$11,486	$1,335	$7,118	$74,258

	December 31, 2013
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$10,877	$5,744	$12,118	$1,298	$—	$29,834	$776	$—	$60,647
Loans collectively evaluated for impairment	1,184,181	131,409	339,140	680,871	228,291	499,660	294,246	—	3,357,798
Total loans	$1,195,058	$137,153	$351,258	$682,169	$228,291	$529,494	$295,022	$—	$3,418,445

Note 7:  REAL ESTATE OWNED, HELD FOR SALE, NET

The following table presents the changes in real estate owned (REO), net of valuation allowance, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31
	2014	2013	2012
Balance, beginning of period	$4,044	$15,778	$42,965
Additions from loan foreclosures	3,264	3,166	13,930
Additions from capitalized costs	30	348	300
Proceeds from dispositions of REO	(4,923)	(16,944)	(40,965)
Gain on sale of REO	973	2,481	4,725
Valuation adjustments in the period	(36)	(785)	(5,177)
Balance, end of period	$3,352	$4,044	$15,778

The following table shows REO by type and geographic location by state as of December 31, 2014 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Land development—residential	259	1,271	32	1,562
One- to four-family real estate	1,435	355	—	1,790
Total REO	$1,694	$1,626	$32	$3,352
Percent of total REO	50.5%	48.5%	1.0%	100.0%

Note 8:  PROPERTY AND EQUIPMENT, NET

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2014 and 2013 are summarized as follows (in thousands):

	December 31
	2014	2013
Land	$21,969	$19,974
Buildings and leasehold improvements	98,901	99,351
Furniture and equipment	72,152	65,912
	193,022	185,237
Less accumulated depreciation	(101,837)	(94,970)
Property and equipment, net	$91,185	$90,267

The Company’s depreciation expense related to property and equipment was $8.1 million, $7.5 million, and $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The Company’s rental expense was $7.6 million, $7.3 million, and $7.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company’s obligations under long-term property leases are as follows:

Year	Amount
2015	$ 7.6 million
2016	5.7 million
2017	4.7 million
2018	4.2 million
2019	3.4 million
Thereafter	9.6 million
Total	$ 35.2 million

Note 9:  DEPOSITS

Deposits consist of the following at December 31, 2014 and 2013 (dollars in thousands):

	December 31
	2014		2013
	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing checking	$1,298,866	33.3%	$1,115,346	30.8%
Interest-bearing checking	439,480	11.3	422,910	11.7
Regular savings accounts	901,142	23.1	798,764	22.1
Money market accounts	488,946	12.5	408,211	11.3
Total transaction and savings accounts	3,128,434	80.2	2,745,231	75.9
Certificates of deposit:
Up to 1.00%	643,065	16.5	723,891	20.0
1.01% to 2.00%	87,661	2.3	95,663	2.6
2.01% to 3.00%	32,184	0.8	43,062	1.2
3.01% to 4.00%	3,024	0.1	6,663	0.2
4.01% and greater	4,582	0.1	3,416	0.1
Total certificates of deposit	770,516	19.8	872,695	24.1
Total deposits	$3,898,950	100.0%	$3,617,926	100.0%
Included in total deposits:
Public fund transaction accounts	$102,854	2.6%	$87,521	2.4%
Public fund interest-bearing certificates	35,346	0.9	51,465	1.4
Total public deposits	$138,200	3.5%	$138,986	3.8%
Total brokered deposits	$4,799	0.1%	$4,291	0.1%

Deposits at December 31, 2014 and 2013 included deposits from the Company’s directors, executive officers and related entities totaling $6.2 million and $6.7 million, respectively.

Certificate of deposit accounts by total balance at December 31, 2014 and 2013 were as follows (in thousands):

	December 31
	2014	2013
Certificates of deposit less than $100,000	$358,189	$386,745
Certificates of deposit $100,000 through $250,000	275,156	308,130
Certificates of deposit more than $250,000	137,171	177,820
Total certificates of deposit	$770,516	$872,695

Certificates of deposit of $250,000 and greater totaled $141 million and $184 million at December 31, 2014 and 2013, respectively.

Scheduled maturities and weighted average interest rates of certificate accounts at December 31, 2014 and 2013 are as follows (dollars in thousands):

	December 31
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$564,501	0.46%	$660,394	0.47%
Maturing after one year through two years	117,724	0.89	117,789	1.05
Maturing after two years through three years	46,378	1.19	47,362	1.34
Maturing after three years through four years	20,016	1.42	26,443	1.56
Maturing after four years through five years	17,338	1.22	17,075	1.34
Maturing after five years	4,559	2.09	3,632	1.78
Total certificates of deposit	$770,516	1.06%	$872,695	0.65%

The following table sets forth the deposit activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31
	2014	2013	2012
Balance at beginning of year	$3,617,926	$3,557,804	$3,475,654
Net increase before interest credited	273,446	50,385	67,043
Interest credited	7,578	9,737	15,107
Net increase in deposits	281,024	60,122	82,150
Balance at end of year	$3,898,950	$3,617,926	$3,557,804

Deposit interest expense by type for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Years Ended December 31
	2014	2013	2012
Certificates of deposit (1)	$5,145	$6,836	$11,458
Demand, interest-bearing checking and money market accounts	1,123	1,329	1,824
Regular savings	1,310	1,572	1,825
	$7,578	$9,737	$15,107

(1)
Interest expense on certificate of deposit accounts with balances of $100,000 or more totaled $3.1 million, $4.0 million, and $6.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 10:  ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2014 and 2013, were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2014 or 2013.  At December 31, 2014 and 2013, FHLB advances were scheduled to mature as follows (dollars in thousands):

	December 31
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$32,000	0.27%	$27,000	0.23%
Maturing after one year through three years	—	—	—	—
Maturing after three years through five years	—	—	—	—
Maturing after five years	196	5.94	203	5.94
Total FHLB advances, at par	32,196	0.27	27,203	0.27
Fair value adjustment	54		47
Total FHLB advances, carried at fair value	$32,250		$27,250

The maximum, average outstanding and year-end balances (excluding fair value adjustments) and average interest rates on advances from the FHLB were as follows at or for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	At or For the Years Ended December 31
	2014	2013	2012
Maximum outstanding at any month end, at par	$105,450	$60,377	$10,216
Average outstanding, at par	39,121	18,935	10,215
Year-end outstanding, at par	32,196	27,203	10,210
Weighted average interest rates:
Annual	0.32%	0.52%	2.49%
End of period	0.27%	0.27%	2.45%
Interest expense during the period	$125	$99	$254

As of December 31, 2014, Banner Bank has established a borrowing line with the FHLB to borrow up to 35% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  Islanders Bank has a similar line of credit, although it may borrow up to 25% of its total assets, also contingent on collateral and FHLB stock.  At December 31, 2014, the maximum total FHLB credit line was $901 million and $23 million for Banner Bank and Islanders Bank, respectively.

Note 11:  OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Retail Repurchase Agreements:  At December 31, 2014, retail repurchase agreements carry interest rates ranging from 0.15% to 0.40%, and are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $99 million.  Banner Bank has the right to pledge or sell these securities, but they must replace them with substantially the same security.

Federal Reserve Bank of San Francisco and Other Borrowings:  Banner Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody (BIC) program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2014, based upon available unencumbered collateral, Banner Bank was eligible to borrow $639 million from the Federal Reserve Bank, although, at that date, as well as at December 31, 2013, the Bank had no funds borrowed under this or other borrowing arrangements.

There were no wholesale repurchase agreements, other short-term borrowings, or any Fed Funds, outstanding as of December 31, 2014 and 2013.

A summary of all other borrowings at December 31, 2014 and 2013 by the period remaining to maturity is as follows (dollars in thousands):

	At or for the Years Ended December 31
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Retail repurchase agreements:
Maturing in one year or less	$77,185	0.20%	$83,056	0.20%
Maturing after one year through two years	—	—	—	—
Maturing after two years	—	—	—	—
Total year-end outstanding	$77,185	0.20	$83,056	0.20
Average outstanding	$83,965	0.20	$84,877	0.23
Maximum outstanding at any month-end	89,921	n/a	91,964	n/a

The table below summarizes interest expense for other borrowings for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31
	2014	2013	2012
Retail repurchase agreements	$172	$192	$281
FDIC guaranteed debt	—	—	477
Total expense	$172	$192	$758

NOTE 12:  JUNIOR SUBORDINATED DEBENTURES AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2014, six wholly-owned subsidiary grantor trusts, Banner Capital Trust II, III, IV, V, VI and VII (BCT II, BCT III, BCT IV, BCT V, BCT VI and BCT VII (collectively, the Trusts)), established by the Company had issued $120 million of trust preferred securities to third parties, as well as $3.7 million of common capital securities, carried among other assets, which were issued to the Company.  Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  All of the trust preferred securities issued by the Trusts qualified as Tier 1 capital as of December 31, 2014, under guidance issued by the Board of Governors of the Federal Reserve System.  At December 31, 2014, the Trusts comprised $74.3 million, or 11.8% of the Company’s total risk-based capital.

The following table is a summary of trust preferred securities at December 31, 2014 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Current Interest Rate	Reset Period	Interest Rate Spread	Interest Deferral Period	Redemption Option
Banner Capital Trust II	$15,000	$464	$15,464	2033	3.58%	Quarterly	Three-month LIBOR + 3.35%	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	3.13	Quarterly	Three-month LIBOR + 2.90%	20 Consecutive Quarters	On or after October 8, 2008
Banner Capital Trust IV	15,000	465	15,465	2034	3.08	Quarterly	Three-month LIBOR + 2.85%	20 Consecutive Quarters	On or after April 7, 2009
Banner Capital Trust V	25,000	774	25,774	2035	1.80	Quarterly	Three-month LIBOR + 1.57%	20 Consecutive Quarters	On or after November 23, 2010
Banner Capital Trust VI	25,000	774	25,774	2037	1.86	Quarterly	Three-month LIBOR + 1.62%	20 Consecutive Quarters	On or after March 1, 2012
Banner Capital Trust VII	25,000	774	25,774	2037	1.62	Quarterly	Three-month LIBOR + 1.38%	20 Consecutive Quarters	On or after July 31, 2012
Total TPS liability at par	$120,000	$3,716	123,716		2.32%
Fair value adjustment			(45,715)
Total TPS liability at fair value			$78,001

Note 13:  INCOME TAXES

The following table presents the components of the provision for income tax (benefit) expense included in the Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31
	2014	2013	2012
Current	$24,855	$12,121	$10,759
Deferred	1,365	10,407	841
Increase (decrease) in valuation allowance	—	—	(36,385)
Provision for (benefit from) income taxes	$26,220	$22,528	$(24,785)

The following tables present the reconciliation of the provision for income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Years Ended December 31
	2014	2013	2012
Provision for (benefit from) income taxes computed at federal statutory rate	$28,134	$24,179	$14,034
Increase (decrease) in taxes due to:
Tax-exempt interest	(2,084)	(1,633)	(1,710)
Investment in life insurance	(626)	(707)	(894)
State income taxes (benefit), net of federal tax offset	916	824	539
Tax credits	(661)	(636)	(788)
Valuation allowance	—	—	(36,385)
Other	541	501	419
Provision for (benefit from) income taxes	$26,220	$22,528	$(24,785)

	Years Ended December 31
	2014	2013	2012
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate due to:
Tax-exempt interest	(2.6)	(2.4)	(4.3)
Investment in life insurance	(0.8)	(1.0)	(2.2)
State income taxes (benefit), net of federal tax offset	1.1	1.2	1.3
Tax credits	(0.8)	(0.9)	(2.0)
Valuation allowance	—	—	(90.7)
Other	0.7	0.7	1.1
Effective income tax rate	32.6%	32.6%	(61.8)%

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2014 and 2013 (in thousands):

	December 31
	2014	2013
Deferred tax assets:
REO and loan loss reserves	$26,536	$17,326
Deferred compensation	9,223	7,305
Net operating loss carryforward	17,577	27,639
Low income housing tax credits	3,676	3,676
State net operating losses	1,009	957
Other	1,344	1,235
Total deferred tax assets	59,365	58,138
Deferred tax liabilities:
FHLB stock dividends	(4,805)	(5,875)
Depreciation	(4,479)	(4,074)
Deferred loan fees, servicing rights and loan origination costs	(7,843)	(6,444)
Intangibles	(975)	(833)
Financial instruments accounted for under fair value accounting	(15,611)	(15,118)
Loan discount	(1,190)	—
Total deferred tax liabilities	(34,903)	(32,344)
Deferred income tax asset	24,462	25,794
Unrealized loss on securities—available-for-sale	145	1,685
Deferred tax asset, net	$24,607	$27,479

At December 31, 2014, the Company has federal and state net operating loss carryforwards of approximately $50.2 million and $21.2 million, respectively, which will expire, if unused, by the end of 2033.  The Company has federal general business credit carryforwards of $2.7 million, which will expire, if unused, by the end of 2031. The Company also has alternative minimum tax credit carryforwards of approximately $900,000, which are available to reduce future federal regular income taxes, if any, over an indefinite period. At December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $79.0 million and $20.4 million, respectively, and federal general business credits carryforwards of $2.7 million. The Company also had alternative minimum tax credit carryforwards of approximately $900,000.

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

Retained earnings (accumulated deficits) at December 31, 2014 and 2013 include approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been booked.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.9 million at December 31, 2014.

As of December 31, 2014, the Company had reduced its previous year's tax receivable by $9.8 million as a result of the approval of a closing agreement with the IRS related to amended 2006, 2008 and 2009 federal income tax returns.  Review of the amended federal returns was completed by the Internal Revenue Service (IRS) in 2013 and the Company signed a closing agreement with the IRS related to refund claims of $9.8 million, which was received in 2014.

Note 14:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans: Substantially all of the Company’s employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit. For the years ended December 31, 2014, 2013 and 2012, $1.4 million, $1.0 million and, $43,000 respectively, was expensed for 401(k) contributions. The Board of Directors has elected to make a 4% of eligible compensation matching contribution for 2015.

Supplemental Retirement and Salary Continuation Plans:  Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2014, 2013 and 2012, expense recorded for supplemental retirement and salary continuation plan benefits totaled $1.2 million, $1.5 million, and $879,000, respectively.  At December 31, 2014 and 2013, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $14.2 million and $13.6 million, respectively, and are recorded in a deferred compensation liability account.

Deferred Compensation Plans and Rabbi Trusts:  The Company and the Banks also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain employees.  The plans permit each participant to defer a portion of director fees, non-qualified retirement contributions, salary or bonuses for future receipt.  Compensation is charged to expense in the period earned.  In connection with its acquisitions, the Company also assumed liability for certain deferred compensation plans for key employees, retired employees and directors.

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”  As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $6.7 million at December 31, 2014 and $7.1 million at December 31, 2013.  At December 31, 2014 and 2013, liabilities recorded in connection with deferred compensation plan benefits totaled $8.2 million ($6.7 million in contra-equity) and $8.5 million ($7.1 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Banks choose to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the owners and sole or partial beneficiaries.  At December 31, 2014 and 2013, the cash surrender value of these policies was $63.8 million and $61.9 million, respectively.  The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

Note 15:  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

In 1995, the Company established an ESOP and related trust for eligible employees of Banner Bank as of January 1, 1995 and eligible employees of the Banks or Company employed after such date. The ESOP borrowed $8.7 million from the Company in order to purchase the common stock.  The loan was repaid principally from the Company’s contributions to the ESOP. Shares were released to participants for allocation based on the cumulative debt service paid to the Company by the ESOP divided by cumulative debt service paid to date plus the scheduled debt service remaining.  No ESOP contributions were made for the years ended December 31, 2014, 2013 or 2012 and no payments were made on the loan in those years. On December 17, 2013, the Company's Board of Directors elected to terminate the ESOP effective January 1, 2014. The allocated shares held by the ESOP were distributed to the participants of the plan during 2014. The unallocated shares held by the ESOP were forfeited and redeemed and the outstanding balance of the loan was canceled. Termination of the ESOP had no impact on the net equity position of the Company or its current and future operating results.

Note 16:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Stock Option Plan, the 1998 Stock Option Plan and 2001 Stock Option Plan (collectively, SOPs), the 2012 Restricted Stock and Incentive Bonus Plan, and the 2014 Omnibus Incentive Plan.  In addition, the Board approved in 2006 the Banner Corporation Long-Term Incentive Plan. The purpose of these plans is to promote the success and enhance the value of the Company by providing a means for attracting and retaining highly skilled employees, officers and directors of Banner Corporation and its affiliates and linking their personal interests with those of the Company's shareholders. Under these plans the Company currently has outstanding restricted stock grants, stock options and stock appreciation rights.

Restricted Stock Grants: Under the 2012 Restricted Stock and Incentive Bonus Plan, which was initially approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the Plan have a minimum vesting period of three years. The Plan will continue in effect for a term of ten years, after which no further awards may be granted. The 2012 Restricted Stock and Incentive Bonus Plan was amended on April 23, 2013 to provide for the ability to grant (1) cash-denominated incentive-based awards payable in cash or common stock, including those that are eligible to qualify as qualified performance-based compensation for the purposes of Section 162(m) of the IRS Code and (2) restricted stock awards that qualify as qualified performance-based compensation for the purposes of Section 162(m) of the IRS Code. Vesting requirements may include time-based conditions, performance-based conditions, or market-based conditions. As of December 31, 2014, the Company had granted 266,778 shares of restricted stock, net of forfeitures, from the 2012 Restricted Stock and Incentive Bonus Plan, of which 81,241 shares had vested and 185,537 shares remain unvested.

Banner Corporation 2014 Omnibus Incentive Plan: The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with exercise of awards. As of December 31, 2014, 9,352 shares had been granted to directors under the 2014 Omnibus Incentive Plan.

The expense associated with all restricted stock grants was $2.7 million, $1.5 million and $434,000, respectively, for the years ended December 31, 2014, 2013 and 2012.  Unrecognized compensation expense for these awards as of December 31, 2014 was $3.9 million and will be amortized over the next 30 months.

A summary of the Company's Restricted Stock award activity during the years ended December 31, 2012, 2013 and 2014 follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2011	28,735	$14.50
Granted	92,035	21.77
Vested	(11,419)	14.60
Forfeited	(1,500)	21.94
Unvested at December 31, 2012	107,851	20.59
Granted	98,891	30.81
Vested	(42,250)	19.85
Forfeited	—	—
Unvested at December 31, 2013	164,492	26.94
Granted	90,181	40.07
Vested	(56,307)	24.81
Forfeited	(3,260)	31.00
Unvested at December 31, 2014	195,106	32.83

Stock Options:  Under the SOPs, Banner reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees.  Authority to grant additional options under the 1998 Stock Option Plan terminated on July 24, 2008 with all options having been granted.  Authority to grant additional options under the 2001 Stock Option Plan terminated on April 20, 2011.  The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant.  Options granted vest at a rate of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

During the years ended December 31, 2014, 2013 and 2012, the Company did not grant any stock options.  Additionally, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

For the years ended December 31, 2014 and 2013, there were no stock option compensation expenses recorded. For the year ended December 31, 2012, stock-based compensation costs related to the SOPs was $7,000.  The SOPs' stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the Treasury's Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

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

A summary of the Company’s stock option award activity for the years ended December 31, 2012, 2013 and 2014 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	51,729	$168.98	2.40	n/a
Granted	—	—
Exercised	—	—
Forfeited	(9,208)	145.97
Outstanding at December 31, 2012	42,521	173.98	1.75	n/a
Granted	—	—
Exercised	—	—
Forfeited	(16,157)	121.29
Outstanding at December 31, 2013	26,364	206.27	1.58	n/a
Granted	—	—
Exercised	—	—
Forfeited	(15,700)	206.44
Outstanding at December 31, 2014	10,664	206.03	1.90	n/a
Outstanding at December 31, 2014, net of expected forfeitures	—	—	n/a	n/a
Exercisable at December 31, 2014	10,664	206.03	1.90

The intrinsic value of stock options is calculated as the amount by which the market price of Banner's common stock exceeds the exercise price at the time of exercise or the end of the period as applicable.

At December 31, 2014, financial data pertaining to outstanding stock options was as follows:

Exercise Price	Weighted Average Exercise Price of Option Shares Granted	Number of Option Shares Granted	Weighted Average Option Shares Vested and Exercisable	Weighted Average Exercise Price of Option Shares Exercisable	Remaining Contractual Life
$0.00 to $184.00	$176.72	2,593	2,593	$176.72	0.1 years
$184.01 to $220.00	212.96	8,071	8,071	212.96	1.8 years
	206.44	10,664	10,664	206.27

During the year ended December 31, 2014, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

The following are the stock-option compensation costs recognized in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31
	2014	2013	2012
Salary and employee benefits	$—	$—	$11
Decrease in provision for income taxes	—	—	(4)
Decrease in equity, net	$—	$—	$7

Banner Corporation Long-Term Incentive Plan: In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006. The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on Company common stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR). Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of maturity of the SAR over the fair market value of such share on the date granted plus, for some grants, the dividends declared on the stock from the date of grant to the date of vesting. The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock. The Company re-measures the fair value of SARs each reporting period until the award is settled and recognizes changes in fair value and vesting in compensation expense.  The Company recognized compensation expense of $89,000, $1.0 million, and $314,000, respectively, for the years ended December 31, 2014, 2013 and 2012 related to the increase in the fair value of SARs and additional vesting during the period.  At December 31, 2014, the aggregate liability related to SARs was $1.1 million and is included in deferred compensation.

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

On March 29, 2012, the Company's $124 million of Series A Preferred Stock was sold by the Treasury as part of its efforts to manage and recover its investments under the Troubled Assets Relief Program (TARP).  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  During the year ended December 31, 2012, the Company repurchased or redeemed its Series A Preferred Stock. The related warrants to purchase up to $18.6 million in Banner common stock (243,998 shares) were sold by the Treasury at public auction in June 2013. That sale did not change the Company's capital position and did not have any impact on the financial accounting and reporting for these securities.

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014:
The Company—consolidated:
Total capital to risk-weighted assets	$684,583	16.80%	$326,071	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	633,317	15.54	163,036	4.00	n/a	n/a
Tier 1 leverage capital to average assets	633,317	13.41	188,885	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	605,997	15.53	312,220	8.00	$390,274	10.00%
Tier 1 capital to risk- weighted assets	556,897	14.27	156,110	4.00	234,165	6.00
Tier 1 leverage capital to average assets	556,897	12.42	179,304	4.00	224,130	5.00
Islanders Bank:
Total capital to risk- weighted assets	36,590	19.92	14,693	8.00	18,367	10.00
Tier 1 capital to risk- weighted assets	34,332	18.69	7,347	4.00	11,020	6.00
Tier 1 leverage capital to average assets	34,332	13.68	10,040	4.00	12,550	5.00
December 31, 2013:
The Company—consolidated:
Total capital to risk-weighted assets	$631,674	16.99%	$297,493	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	584,838	15.73	148,747	4.00	n/a	n/a
Tier 1 leverage capital to average assets	584,838	13.64	171,553	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	557,253	15.75	282,984	8.00	$353,730	10.00%
Tier 1 capital to risk- weighted assets	512,689	14.49	141,192	4.00	212,238	6.00
Tier 1 leverage capital to average assets	512,689	12.65	162,174	4.00	202,707	5.00
Islanders Bank:
Total capital to risk- weighted assets	34,795	18.73	14,859	8.00	18,574	10.00
Tier 1 capital to risk- weighted assets	32,469	17.48	7,430	4.00	11,144	6.00
Tier 1 leverage capital to average assets	32,469	13.60	9,553	4.00	11,941	5.00

At December 31, 2014, Banner Corporation and the Banks each exceeded all regulatory capital adequacy requirements.  There have been no conditions or events since December 31, 2014 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.  The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

On July 2, 2013, the Federal Reserve approved a final rule (Final Rule) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. On July 9, 2013, the Final Rule was approved as an interim final rule by the FDIC. The Final Rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new risk-based capital and leverage ratios, which are effective January 1, 2015 and revise the definition of what constitutes “capital” for purposes of calculating those ratios.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), Banner and the Banks became subject to the new capital requirements adopted by the Federal Reserve and the FDIC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the leverage and Tier 1 capital ratios, change the risk-weights of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit our ability and the ability of our bank subsidiary to pay dividends, repurchase shares or pay discretionary bonuses. Under the new capital regulations, the minimum capital ratios applicable to Banner and the Banks are: (i) a CETI capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”), explained below, unless we elect to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions. There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Banner and the Banks do not have any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. In addition, Tier 1 capital will include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. Because of our asset size, we have the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations. We are planning to take advantage of this opt-out to reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1 and total capital ratios, Banner and the Banks will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Note 19:  CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2014.

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

In February 2009, for the first time in its history, the State of Washington’s Public Deposit Protection Commission assessed all Qualified Public Depositories participating in the State’s public deposit program an amount that, in aggregate, covered the uninsured portion of the public funds on deposit at a failed Washington bank.  Generally, the maximum liability should any member(s) of the State’s public deposit program default on its uninsured public funds is limited to 10% of the public funds held by the Banks.  A similar program is also in place in Oregon, where Banner Bank also holds public deposits.  Should other bank failures occur in either state, the Banks could be subject to additional assessments; however, the rules for participation have been revised to require 100% collateralization of these deposits in the State of Washington and a range of 50% to 110% in the State of Oregon, depending of an institution's CAMEL rating, which serves to significantly limit the contingent liability that currently exists for Qualified Public Depositories.  As a result of these collateralization requirements, the Banks have generally sought to reduce their reliance on public funds since February 2009. Public funds totaled $138 million at December 31, 2014 as compared to $139 million at December 31, 2013.

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

Note 21:  INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Intangible Assets: At December 31, 2014, intangible assets consisted primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

The Company amortizes CDI over its estimated useful life and reviews it at least annually for events or circumstances that could impair its value.  The CDI assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in three separate bank acquisitions during 2007, a single branch acquisition in 2013, and the Branch Acquisition in 2014.  These intangible assets are being amortized using an accelerated method over estimated useful lives of three to eight years.  The CDI assets are not estimated to have a significant residual value.  Other intangible assets are amortized over their estimated useful lives and are also reviewed for impairment.

The following table summarizes the changes in the Company’s CDI and other intangibles for the years ended December 31, 2012, 2013 and 2014 (in thousands):

	CDI	Other	Total
Balance, December 31, 2011	$6,322	$9	$6,331
Amortization	(2,092)	(9)	(2,101)
Balance, December 31, 2012	4,230	—	4,230
Additions through acquisition	160	—	160
Amortization	(1,941)	—	(1,941)
Balance, December 31, 2013	2,449	—	2,449
Additions through acquisition	2,372	—	2,372
Amortization	(1,990)	—	(1,990)
Balance, December 31, 2014	$2,831	$—	$2,831

Estimated amortization expense in future years with respect to existing intangibles as of December 31, 2014 (in thousands):

Year Ended:	CDI
December 31, 2015	$1,007
December 31, 2016	353
December 31, 2017	321
December 31, 2018	296
Thereafter	854
Net carrying amount	$2,831

Mortgage servicing rights are reported in other assets.  Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2014, the Company did not record any impairment charges or recoveries against mortgage servicing rights. In 2013, the Company recorded a recovery of $1.3 million in previously recognized impairment charges against mortgage servicing rights. In 2012, the Company recorded $400,000 in impairment charges against mortgage servicing rights.  Loans serviced for others totaled $1.391 billion and $1.216 billion at December 31, 2014 and 2013, respectively.  Custodial accounts maintained in connection with this servicing totaled $6.7 million and $5.7 million at December 31, 2014 and 2013, respectively.

An analysis of the mortgage servicing rights for the years ended December 31, 2014, 2013 and 2012 is presented below (in thousands):

	Years Ended December 31
	2014	2013	2012
Balance, beginning of the year	$8,086	$6,244	$5,584
Amounts capitalized	3,023	2,913	3,662
Amortization (1)	(2,079)	(2,371)	(2,602)
Valuation adjustments in the period	—	1,300	(400)
Balance, end of the year (2)	$9,030	$8,086	$6,244

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	Balances as of December 31, 2014 and 2013 are net of no valuation allowances, and as of December 31, 2012 are net of a $1.3 million valuation allowance.

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

•
Level 2 – Observable inputs other than Level 1 including quoted prices in active markets for similar instruments, quoted prices in less active markets for identical or similar instruments, or other observable inputs that can be corroborated by observable market data. Our use of Level 2 measurements for these securities is generally based upon a matrix pricing model from an investment reporting and valuation service. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

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

Items Measured at Fair Value on a Recurring Basis

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

From mid-2008 through the current year, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements. In particular, the market for our TRUP CDO securities has been generally inactive during this period. This was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007. There are still very few market participants who are willing and/or able to transact for these securities. Thus, a low market price for a particular bond may only provide evidence of lack of an active market rather than being an indicator of credit problems with a particular issuer or of the fair value of the security. As of December 31, 2014, Banner owned $10 million in current par value of these securities.

Given these conditions and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at December 31, 2014 and 2013:

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

Where appropriate, management reviewed the valuation methodologies, and assumptions used by the independent third party providers and for certain securities determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements, while for other securities management adjusted the third party providers modeling to be more reflective of the characteristics of the Company’s remaining TRUP CDOs. Further, during the year ended December 31, 2014, two of our TRUP CDOs, which had previously incurred significant fair value write downs, were repaid in full, resulting in equally significant fair value gains on those securities in 2014. The net result of the fair value analysis of these Level 3 measurements was a fair value gain of $4.9 million for the year-ended December 31, 2014, primarily a result of repayment of the two securities noted above, compared to a $255,000 fair value loss in the year ended December 31, 2013 and a $3.3 million gain in the year ended December 31, 2012. The small loss in the year ending December 31, 2013, was primarily the result of a modest adjustment to the discount rate which more than offset the impact of the passage of time on the years to maturity in the discounted present value calculation used to estimate the fair value of these securities. In management's opinion the small valuation change was consistent with general market stability for credit spreads supported by other market observations. The more significant gain in the year ended December 31, 2012, was primarily caused by a reduction in the spread between the benchmark credit equivalent indices used to establish an appropriate discount rate and a similar maturity point on the interest rate swap curve, which resulted in a more substantial adjustment to the discount rate.

At December 31, 2014, Banner also directly owned approximately $19 million in amortized cost of single issuer TPS securities for which no market data or independent valuation source is available. Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities. Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. Management took into consideration the limited market data that was available regarding similar securities and assessed the performance of the three individual issuers of TPS securities owned by the Company. At December 31, 2014, the Company again sought input from independent third parties to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. Management concluded that market yields have been reasonably stable in recent periods but that the indicated spreads and implied yields for non-investment grade securities as well as the yields associated with individual issuers in the third party analyst reports suggested that a 500 basis point spread over the three-month LIBOR index, 25 basis points less than the spread as used a year earlier, was a reasonable basis for determining an appropriate discount rate to estimate the fair value of these securities. These factors were then incorporated into the model at December 31, 2014, where a discount rate equal to three-month LIBOR plus 500 basis points was used to calculate the respective fair values of these securities The result of this Level 3 fair value measurement was a fair value gain of $35,000 in the year ended December 31, 2014, compared to a gain of $74,000 in the year ended December 31, 2013 and a gain of $578,000 in the year ended December 31, 2012. The much larger valuation change in 2012 was the result of decreasing the spreads to 525 basis points from a range of 600–800 used in 2011. The Company has and will continue to assess the appropriate fair value hierarchy for determination of these fair values on a quarterly basis.

For trading securities other than TRUP CDOs and single-issuer TPS securities and for securities—available-for-sale we used matrix pricing models from investment reporting and valuation services. Management considers this to be a Level 2 input method.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS-related debt that the Company has issued) were also valued using discounted cash flows. These debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%. While the quarterly reset of the index on this debt would seemingly keep its fair value reasonably close to book values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place. In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method. However, as noted above in the discussion of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs. Due to this reliance on assumptions and not on directly observable transactions, management believes fair value for these instruments should follow a Level 3 input methodology. Since the discount rate used in the fair value modeling is the most sensitive unobservable estimate in the calculation, the Company again utilized input from the same independent third party noted above to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. In valuing the debentures at June 30, 2012, these changes in credit quality were the primary factor contributing to a reduction in the discount rate from 800 basis points to 550 basis points. In further valuing the debentures at September 30, 2012, management evaluated the general market tightening of credit spreads as noted above and reduced the discount rate to the period-ending three-month LIBOR plus 525 basis points. This spread of 525 basis points to LIBOR was used to establish discount rates and fair value estimates at December 31, 2012 and 2013. As noted above in the discussion about single-issuer TPS securities, since market spreads have been reasonably stable in recent periods; however, we further reduced the spread to 500 basis points at December 31, 2014, resulting in a fair value loss on these instruments of $4.1 million for the year ended December 31, 2014, compared to a $865,000 loss in the year ended December 31, 2013 and a $23.1 million loss in the year ended December 31, 2012. The fair value adjustment in the current year was primarily the result of the passage of time on the years to maturity in the discounted present value calculation used to estimate the fair value.

•
Derivative instruments include interest rate commitments related to one- to four family loans and residential mortgage backed securities and interest rate swaps. The fair value of interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical trends, where appropriate. The fair value of interest rate swaps is determined by using current market quotes on similar instruments provided by active broker/dealers in the swap market. Management considers these to be Level 2 input methods. The changes in the fair value of all these derivative instruments are primarily attributable to changes in the level of market interest rates. The Company has elected to record the fair value of these derivative instruments on a net basis.

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$29,770	$—	$29,770
Municipal bonds	—	50,028	—	50,028
Corporate bonds	—	5,018	—	5,018
Mortgage-backed securities	—	300,810	—	300,810
Asset-backed securities	—	25,395	—	25,395
	—	411,021	—	411,021
Securities—trading
U.S. Government and agency	—	1,505	—	1,505
Municipal bonds	—	1,440	—	1,440
TPS and TRUP CDOs	—	—	19,118	19,118
Mortgage-backed securities	—	18,136	—	18,136
Equity securities and other	—	59	—	59
	—	21,140	19,118	40,258
Derivatives
Interest rate lock commitments	—	—	317	317
Interest rate swaps	—	6,290	—	6,290
	$—	$438,451	$19,435	$457,886
Liabilities
Advances from FHLB at fair value	$—	$32,250	$—	$32,250
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	78,001	78,001
Derivatives
Interest rate forward sales commitments	—	198	—	198
Interest rate swaps	—	6,290	—	6,290
	$—	$38,738	$78,001	$116,739

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$58,660	$—	$58,660
Municipal bonds	—	52,855	—	52,855
Corporate bonds	—	6,964	—	6,964
Mortgage-backed securities	—	326,610	—	326,610
Asset-backed securities	—	25,191	—	25,191
	—	470,280	—	470,280
Securities—trading
U.S. Government and agency	—	1,481	—	1,481
Municipal bonds	—	5,023	—	5,023
TPS and TRUP CDOs	—	—	35,140	35,140
Mortgage-backed securities	—	20,760	—	20,760
Equity securities and other	—	68	—	68
	—	27,332	35,140	62,472
Derivatives
Interest rate lock commitments	—	—	130	130
Interest rate swaps	—	4,946	—	4,946
	$—	$502,558	$35,270	$537,828
Liabilities
Advances from FHLB at fair value	$—	$27,250	$—	$27,250
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	73,928	73,928
Derivatives
Interest rate forward sales commitments	—	43	—	43
Interest rate swaps	—	4,946	—	4,946
	$—	$32,239	$73,928	$106,167

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31, 2014
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance at December 31, 2013	$35,140	$73,928
Total gains or losses recognized
Assets gains (losses)	5,481	—
Liabilities (gains) losses	—	4,073
Purchases, issuances and settlements	—	—
Paydowns and maturities	(21,502)	—
Transfers in and/or out of Level 3	—	—
Ending balance at December 31, 2014	$19,119	$78,001

	Year Ended December 31, 2013
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance at December 31, 2012	$35,741	$73,063
Total gains or losses recognized
Assets gains (losses)	(181)	—
Liabilities (gains) losses	—	865
Purchases, issuances and settlements	—	—
Paydowns and maturities	(420)	—
Transfers in and/or out of Level 3	—	—
Ending balance at December 31, 2013	$35,140	$73,928

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

Items Measured at Fair Value on a Non-recurring Basis

Carrying values of certain impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded. These non-recurring fair value adjustments are recorded when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount. The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology. As of December 31, 2014, the Company reviewed all of its adversely classified loans totaling $64 million and identified $46 million which were considered impaired. Of those $46 million in impaired loans, $34 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established. The $34 million had original carrying values of $37 million which have been reduced by partial write-downs totaling $3 million. In addition to these write-downs, in order to bring the impaired loan balances to fair value, Banner also established $3 million in specific reserves on these impaired loans. Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $11 million and were found to require allowances totaling $126,000. The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the properties, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended

December 31, 2014 and 2013, the Company recognized $37,000 and $785,000, respectively of impairment charges related to these types of assets.

Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value). If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income. However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value. In 2014, the Company did not record any impairment charges against mortgage servicing rights. In 2013, the Company reversed $1.3 million in previously recorded impairment charges against mortgage servicing rights.

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy at December 31, 2014 and 2013 (in thousands):

	At or For the Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total	Net Losses Recognized During the Period
Impaired loans	$—	$—	$4,725	$4,725	$(512)
REO	—	—	3,352	3,352	(453)
	At or For the Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total	Net Losses Recognized During the Period
Impaired loans	$—	$—	$10,627	$10,627	$(4,890)
REO	—	—	4,044	4,044	(853)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2014 and 2013:

			December 31
			2014	2013
Financial Instruments	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Weighted Average Rate
TPS securities	Discounted cash flows	Discount rate	5.26%	5.50%
TRUP CDOs	Discounted cash flows	Discount rate	3.96	3.85
Junior subordinated debentures	Discounted cash flows	Discount rate	5.26	5.50
Impaired loans	Discounted cash flows	Discount rate	Various	Various
	Collateral Valuations	Market values	n/a	n/a
REO	Appraisals	Market values	n/a	n/a

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

Junior subordinated debentures: Similar to the TPS and TRUP CDOs discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2014, or the passage of time, will result in negative fair value adjustments. At December 31, 2014, the discount rate utilized was based on a credit spread of 500 basis points and three month LIBOR of 26 basis points.

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

REO: Fair value adjustments on REO are based on updated real estate appraisals, less selling costs,which are based on current market conditions.

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

Fair Values of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2014 and 2013, whether or not recognized or recorded in the consolidated Statements of Financial Condition.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The carrying value and estimated fair value of financial instruments at December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$126,072	$126,072	$137,349	$137,349
Securities—trading	40,258	40,258	62,472	62,472
Securities—available-for-sale	411,021	411,021	470,280	470,280
Securities—held-to-maturity	131,258	137,608	102,513	103,610
Loans receivable held for sale	2,786	2,807	2,734	2,751
Loans receivable	3,831,034	3,722,179	3,415,711	3,297,936
FHLB stock	27,036	27,036	35,390	35,390
BOLI	63,759	63,759	61,945	61,945
Mortgage servicing rights	9,030	12,987	8,086	11,529
Derivatives:
Interest rate swaps	6,290	6,290	4,946	4,946
Interest rate lock commitments	317	317	130	130
Liabilities:
Demand, interest-bearing checking and money market	2,227,292	1,998,649	1,946,467	1,697,095
Regular savings	901,142	784,006	798,764	695,863
Certificates of deposit	770,516	764,549	872,695	867,904
Advances from FHLB at fair value	32,250	32,250	27,250	27,250
Junior subordinated debentures at fair value	78,001	78,001	73,928	73,928
Other borrowings	77,185	77,185	83,056	83,056
Derivatives:
Interest rate swaps	6,290	6,290	4,946	4,946
Interest rate forward sales commitments	198	198	43	43

Fair value estimates, methods and assumptions and the level within the fair value hierarchy of the fair value measurements are set forth below for the Company’s financial and off-balance sheet instruments:

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

Bank-Owned Life Insurance: The fair value of BOLI policies owned are based on the various insurance contracts' cash surrender value. This fair value is considered a Level 1 measure.

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

Derivative Instruments: Derivatives include interest rate swap agreements, interest rate lock commitments to originate loans held for sale and forward sales contracts to sell loans and securities related to mortgage banking activities. Fair values for the interest rate swaps which generally change as a result of changes in the level of market interest rates , are estimated based on dealer quotes and secondary market sources. Management considers these to be Level 2 inputs. The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and 2013.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 23:  BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2014	2013
ASSETS
Cash	$52,124	$45,998
Investment in trust equities	3,716	3,716
Investment in subsidiaries	611,468	575,023
Other assets	8,279	7,280
	$675,587	$632,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Miscellaneous liabilities	$2,446	$6,157
Deferred tax liability	11,516	12,960
Junior subordinated debentures at fair value	78,001	73,928
Stockholders’ equity	583,624	538,972
	$675,587	$632,017

Statements of Operations	Years Ended December 31
	2014	2013	2012
INTEREST INCOME:
Interest-bearing deposits	$96	$82	$218
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	26,027	24,725	61,329
Equity in undistributed income of subsidiaries	33,707	23,994	23,507
Other income	67	3,016	55
Net change in valuation of financial instruments carried at fair value	(4,073)	(865)	(23,075)
Interest on other borrowings	(2,914)	(2,968)	(3,395)
Other expenses	(2,519)	(2,794)	(2,375)
Net income before taxes	50,391	45,190	56,264
BENEFIT FROM INCOME TAXES	(3,774)	(1,365)	(8,618)
NET INCOME	54,165	46,555	64,882
PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	—	—	4,938
Preferred stock discount accretion	—	—	3,298
Gain on repurchase of preferred stock	—	—	(2,471)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$54,165	$46,555	$59,117

Statements of Cash Flows	Years Ended December 31
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$54,165	$46,555	$64,882
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(33,707)	(23,994)	(23,507)
Increase (decrease) in deferred taxes	(1,444)	17	(13,030)
Net change in valuation of financial instruments carried at fair value	4,073	865	23,075
(Increase) decrease in other assets	(3,822)	(4,655)	(496)
Increase (decrease) in other liabilities	222	(1,921)	4,940
Net cash provided from operating activities	19,487	16,867	55,864
INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(26)	(27)	(332)
Net cash used by investing activities	(26)	(27)	(332)
FINANCING ACTIVITIES:
Issuance of stock for stockholder reinvestment program	127	72	36,317
Redemption of senior preferred stock	—	—	(121,528)
Cash dividends paid	(13,462)	(7,798)	(6,470)
Net cash used by financing activities	(13,335)	(7,726)	(91,681)
NET INCREASE (DECREASE) IN CASH	6,126	9,114	(36,149)
CASH, BEGINNING OF PERIOD	45,998	36,884	73,033
CASH, END OF PERIOD	$52,124	$45,998	$36,884

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

On March 26, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 978,826 shares of the Company's common stock, or 5% of the Company's outstanding shares. Under the plan, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and timing of such repurchases will depend upon market conditions and other corporate considerations.

The Company did not repurchase any of its common stock during the years ended December 31, 2014, 2013 or 2012 except for shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants and shares redeemed relating to the termination of the ESOP.

Note 25:  CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings (loss) per common share (in thousands, except per share data):

	Years Ended December 31
	2014	2013	2012
Net income	$54,165	$46,555	$64,882
Preferred stock dividend accrual	—	—	(4,938)
Preferred stock discount accretion	—	—	(3,298)
Gain on repurchase of preferred stock	—	—	2,471
Net income available to common shareholders	$54,165	$46,555	$59,117
Weighted average number of common shares outstanding
Basic	19,359	19,361	18,650
Diluted	19,403	19,397	18,723
Earnings per common share
Basic	$2.80	$2.40	$3.17
Diluted	$2.79	$2.40	$3.16

At December 31, 2014, there were 195,106 issued but unvested restricted stock shares that were included in the computation of diluted earnings per share.

Options to purchase an additional 10,664 shares of common stock and a warrant to purchase up to 243,998 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.

Note 26:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands except for per share data):

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$45,106	$46,540	$49,764	$49,251
Interest expense	2,767	2,732	2,700	2,590
Net interest income before provision for loan losses	42,339	43,808	47,064	46,661
Provision for loan losses	—	—	—	—
Net interest income	42,339	43,808	47,064	46,661
Other operating income	8,858	20,133	13,350	11,913
Other operating expenses	35,581	38,435	38,495	41,230
Income before provision for income taxes	15,616	25,506	21,919	17,344
Provision for income taxes	5,046	8,499	7,076	5,599
Net income	10,570	17,007	14,843	11,745
Preferred stock dividend	—	—	—	—
Preferred stock discount accretion	—	—	—	—
Gain on repurchase and retirement of preferred stock	—	—	—	—
Net income available to common shareholders	$10,570	$17,007	$14,843	$11,745
Basic earnings per share	$0.55	$0.88	$0.77	$0.61
Diluted earnings per share	0.54	0.88	0.76	0.60
Dividends declared	0.18	0.18	0.18	0.18

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$44,508	$45,571	$45,037	$44,595
Interest expense	3,540	3,323	3,144	2,988
Net interest income before provision for loan losses	40,968	42,248	41,893	41,607
Provision for loan losses	—	—	—	—
Net interest income	40,968	42,248	41,893	41,607
Other operating income	9,997	10,623	10,142	12,580
Other operating expenses	34,099	35,457	34,490	36,929
Income before provision for income taxes	16,866	17,414	17,545	17,258
Provision for income taxes	5,284	5,661	5,880	5,704
Net income	11,582	11,753	11,665	11,554
Preferred stock dividend	—	—	—	—
Preferred stock discount accretion	—	—	—	—
Gain on repurchase and retirement of preferred stock	—	—	—	—
Net income available to common shareholders	$11,582	$11,753	$11,665	$11,554
Basic earnings per share	$0.60	$0.60	$0.60	$0.60
Diluted earnings per share	0.60	0.60	0.60	0.60
Dividends declared	0.12	0.12	0.15	0.15

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$47,198	$47,265	$47,174	$45,525
Interest expense	6,072	4,975	4,476	3,991
Net interest income before provision for loan losses	41,126	42,290	42,698	41,534
Provision for loan losses	5,000	4,000	3,000	1,000
Net interest income	36,126	38,290	39,698	40,534
Other operating income	10,971	(9,064)	11,684	13,311
Other operating expenses	37,913	35,666	33,355	34,519
Income (loss) before provision for income taxes	9,184	(6,440)	18,027	19,326
Provision (benefit) for income taxes	—	(31,830)	2,407	4,638
Net income	9,184	25,390	15,620	14,688
Preferred stock dividend	1,550	1,550	1,227	611
Preferred stock discount accretion	454	454	1,216	1,174
Gain on repurchase and retirement of preferred stock	—	—	(2,070)	(401)
Net income available to common shareholders	$7,180	$23,386	$15,247	$13,304
Basic earnings per share	$0.40	$1.27	$0.81	$0.69
Diluted earnings per share	0.40	1.27	0.80	0.69
Dividends declared	0.01	0.01	0.01	0.01

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	December 31, 2014	December 31, 2013
Commitments to extend credit	$1,166,165	$1,073,897
Standby letters of credit and financial guarantees	9,934	6,990
Commitments to originate loans	20,988	15,776

Derivatives also included in Note 28:
Commitments to originate loans held for sale	29,851	21,434
Commitments to sell loans secured by one- to four-family residential properties	8,714	9,378
Commitments to sell securities related to mortgage banking activities	25,000	15,200

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. In 2012, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2014 or 2013. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in Note 1: “Derivative Instruments.”

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

As of December 31, 2014 and December 31, 2013, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$7,089	$1,165	$7,420	$1,295	$7,089	$1,165	$7,420	$1,295

(1)	Included in Loans Receivable on the Consolidated Statement of Financial Condition.

(2)	Included in Other Liabilities on the Consolidated Statement of Financial Condition.

Derivatives Not Designated in Hedge Relationships

Interest Rate Swaps: Banner Bank, has been using an interest rate swap program for commercial loan customers, termed the Back-to-Back Program, since 2010. In the Back-to-Back Program, the Bank provides the client with a variable rate loan and enters into an interest rate swap in which the client receives a variable rate payment in exchange for a fixed rate payment. The Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. There are also a few interest rate swaps from prior to 2009 that were not designated in hedge relationships that are included in these totals. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.

Mortgage Banking: In the normal course of business, the Company sells originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written rate lock commitments with potential borrowers to originate loans that are intended to be sold and for closed loans that are awaiting sale and delivery into the secondary market.

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

As of December 31, 2014 and December 31, 2013, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$134,512	$5,125	$135,122	$3,651	$134,512	$5,125	$135,122	$3,651
Mortgage loan commitments	29,311	317	14,107	57	—	—	7,326	43
Forward sales contracts	—	—	22,526	73	33,174	198	—	—
	$163,823	$5,442	$171,755	$3,781	$167,686	$5,323	$142,448	$3,694

(1)
Included in Other Assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps from prior to 2009 that were not designated in hedge relationships (with a fair value of $558,000 at December 31, 2014 and $791,000 at December 31, 2013), which are included in Loans Receivable.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the years ended December 31, 2014 and 2013 were as follows (in thousands):

		For the Year Ended December 31
	Location on Income Statement	2014	2013
Mortgage loan commitments	Mortgage banking operations	$221	$(174)
Forward sales contracts	Mortgage banking operations	(188)	310
		$33	$136

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at December 31, 2014 or December 31, 2013, it could have been required to settle its obligations under the agreements at the termination value. As of December 31, 2014 and 2013, the termination value of derivatives in a net liability position related to these agreements was $6.3 million and $2.7 million, respectively. The Company generally posts collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $11.1 million and $8.9 million as of December 31, 2014 and 2013, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$6,290	$—	$6,290	$(6)	$—	$6,284
	$6,290	$—	$6,290	$(6)	$—	$6,284

Derivative liabilities
Interest rate swaps	$6,290	$—	$6,290	$(6)	$(6,279)	$5
	$6,290	$—	$6,290	$(6)	$(6,279)	$5

	December 31, 2013
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$4,946	$—	$4,946	$(554)	$—	$4,392
	$4,946	$—	$4,946	$(554)	$—	$4,392

Derivative liabilities
Interest rate swaps	$4,946	$—	$4,946	$(554)	$(2,657)	$1,735
	$4,946	$—	$4,946	$(554)	$(2,657)	$1,735

BANNER CORPORATION

Exhibit	Index of Exhibits

2.1{a}
Agreement and Plan of Merger, dated as of November 5, 2014, by and among the Registrant, SKBHC Holdings LLC and Starbuck Bancshares, Inc. [incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2014 (File No. 000-26584)].

2.1{b}
Agreement and Plan of Merger dated as of August 7, 2014 by and between Banner Corporation and Siuslaw Financial Group, Inc. [incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 8, 2014 (File No. 000-26584)].

3{a}
Amended and Restated Articles of Incorporation of Registrant [incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 28, 2010 (File No. 000-26584)], as amended on May 26, 2011 [incorporated by reference to the Current Report on Form 8-K filed on June 1, 2011 (File No. 000-26584)].

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

10{f}
Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker, Cynthia D. Purcell and Richard B. Barton [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 and the exhibits filed with the Form 8-K on May 6, 2008 (File No. 000-26584)].

10{g}	1998 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated February 2, 1999 (File No. 333-71625)].

10{h}	2001 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 8, 2001 (File No. 333-67168)].

10{i}
Form of Employment Contract entered into with Lloyd W. Baker, Cynthia D. Purcell, Richard B. Barton and Douglas M. Bennett [incorporated by reference to exhibits filed with the Form 8-K on June 25, 2014 (File No. 000-26584)].

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

10{m}
2005 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-26584)].

10{n}	Entry into an Indemnification Agreement with each of the Registrant's Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010 (File No. 000-26584)].

10{o}	2012 Restricted Stock and Incentive Bonus Plan [incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 19, 2013 (File No. 000-26584)].

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

10{t}	Employment agreement entered into with Johan Mehlum [incorporated by reference to Exhibit 10.1 included in the Registration Statement on Form S-4 dated October 8, 2014 (File No. 333-199211)].

10{u}	Employment agreement entered into with Lonnie Iholts [incorporated by reference to Exhibit 10.2 included in the Registration Statement on Form S-4 dated October 8, 2014 (File No. 333-199211)].

10{v}
Investor Letter Agreement dated as of November 5, 2014 by and between Banner Corporation, and Oaktree Principal Fund V (Delaware), L.P. and certain of its affiliates (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2014 (File No. 000-26584)].

10{w}
Investor Letter Agreement dated as of November 5, 2014 by and between Banner Corporation, and Friedman Fleischer and Lowe Capital Partners III, L.P. and certain of its affiliates (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2014 (File No. 000-26584)].

10{x}
Investor Letter Agreement dated as of November 5, 2014 by and between Banner Corporation, and GS Capital Partners VI Fund L.P. and certain of its affiliates (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2014 (File No. 000-26584)]

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-26584)].

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.