Form 10-Q
period 2015-03-31
BANNER CORP
filed 2015-05-08
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________

 Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of April 30, 2015
Common Stock, $.01 par value per share			20,975,823 shares *

BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements. The Unaudited Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014	5

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014	6

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2015 and the Year Ended December 31, 2014	7

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	8

Selected Notes to the Consolidated Financial Statements	10

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview	53

Comparison of Financial Condition at March 31, 2015 and December 31, 2014	60

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014	60

Asset Quality	65

Liquidity and Capital Resources	67

Capital Requirements	68

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	70

Sensitivity Analysis	70

Item 4 – Controls and Procedures	74

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	75

Item 1A – Risk Factors	75

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 3 – Defaults upon Senior Securities	75

Item 4 – Mine Safety Disclosures	75

Item 5 – Other Information	75

Item 6 – Exhibits	76

SIGNATURES	78

Special Note Regarding Forward-Looking Statements

Certain matters in this report on Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected revenues, cost savings, synergies and other benefits from the merger of Banner Bank and Siuslaw Bank and of the proposed merger of Banner Bank and AmericanWest Bank ("AmericanWest") might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customers, systems and employee retention, might be greater than expected; the requisite regulatory approvals for the AmericanWest transaction might not be obtained; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in economic conditions in general and Washington, Idaho, Oregon, Utah and California in particular; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute an informal or formal enforcement action against us or any of our bank subsidiaries which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; future goodwill impairment due to changes in our business, changes in market conditions, or other factors; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2015 and December 31, 2014

ASSETS	March 31 2015	December 31 2014
Cash and due from banks	$298,515	$126,072
Securities—trading, amortized cost $43,878 and $47,480, respectively	38,074	40,258
Securities—available-for-sale, amortized cost $393,831 and $411,424, respectively	395,607	411,021
Securities—held-to-maturity, fair value $140,499 and $137,608, respectively	133,649	131,258
Federal Home Loan Bank (FHLB) stock	25,544	27,036
Loans receivable:
Held for sale	9,419	2,786
Held for portfolio	4,105,399	3,831,034
Allowance for loan losses	(75,365)	(75,907)
	4,039,453	3,757,913
Accrued interest receivable	16,873	15,279
Real estate owned (REO), held for sale, net	4,922	3,352
Property and equipment, net	98,728	91,185
Goodwill and other intangibles, net	27,258	2,831
Bank-owned life insurance (BOLI)	71,290	63,759
Deferred tax assets, net	22,289	23,871
Income tax receivable	2,462	—
Other assets	36,708	29,328
	$5,211,372	$4,723,163
LIABILITIES
Deposits:
Non-interest-bearing	$1,504,768	$1,298,866
Interest-bearing transaction and savings accounts	2,036,600	1,829,568
Interest-bearing certificates	778,049	770,516
	4,319,417	3,898,950
Advances from FHLB at fair value	250	32,250
Other borrowings	97,020	77,185
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	84,326	78,001
Accrued expenses and other liabilities	38,164	37,082
Deferred compensation	20,882	16,807
	4,560,059	4,140,275
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 20,976,641 shares issued and outstanding at March 31, 2015; 19,571,548 shares issued and outstanding at December 31, 2014	627,553	568,882
Common stock (not-voting) - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2015; no shares issued and outstanding at December 31, 2014	—	—
Retained earnings	22,623	14,264
Carrying value of shares held in trust for stock related compensation plans	(6,950)	(6,669)
Liability for common stock issued to deferred, stock related, compensation plans	6,950	6,669
Accumulated other comprehensive income (loss)	1,137	(258)
	651,313	582,888
	$5,211,372	$4,723,163
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31
	2015	2014
INTEREST INCOME:
Loans receivable	$46,365	$41,743
Mortgage-backed securities	1,027	1,471
Securities and cash equivalents	1,677	1,892
	49,069	45,106
INTEREST EXPENSE:
Deposits	1,733	1,964
FHLB advances	17	38
Other borrowings	43	44
Junior subordinated debentures	740	721
	2,533	2,767
Net interest income before provision for loan losses	46,536	42,339
PROVISION FOR LOAN LOSSES	—	—
Net interest income	46,536	42,339
OTHER OPERATING INCOME:
Deposit fees and other service charges	8,126	6,602
Mortgage banking operations	4,109	1,840
Miscellaneous	921	810
	13,156	9,252
Gain (loss) on sale of securities	(510)	35
Net change in valuation of financial instruments carried at fair value	1,050	(255)
Total other operating income	13,696	9,032
OTHER OPERATING EXPENSES:
Salary and employee benefits	24,287	21,156
Less capitalized loan origination costs	(2,838)	(2,195)
Occupancy and equipment	6,006	5,696
Information/computer data services	2,253	1,935
Payment and card processing expenses	3,016	2,515
Professional services	814	1,006
Advertising and marketing	1,610	1,055
Deposit insurance	567	576
State/municipal business and use taxes	453	159
REO operations	24	39
Amortization of core deposit intangibles	616	479
Miscellaneous	3,458	3,115
	40,266	35,536
Acquisition-related costs	1,648	45
Total other operating expenses	41,914	35,581
Income before provision for income taxes	18,318	15,790
PROVISION FOR INCOME TAXES	6,184	5,241
NET INCOME	$12,134	$10,549
Earnings per common share:
Basic	$0.61	$0.55
Diluted	$0.61	$0.54
Cumulative dividends declared per common share	$0.18	$0.18
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31
	2015	2014
NET INCOME	$12,134	$10,549
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding gains on available-for-sale securities arising during the period	2,283	2,506
Income tax expense related to available-for-sale securities unrealized holding gains	(822)	(902)
Reclassification for net gains on available-for-sale securities realized in earnings	(104)	(34)
Income tax benefit related to available-for-sale securities realized gains	38	12
Other comprehensive income	1,395	1,582
COMPREHENSIVE INCOME	$13,529	$12,131

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Three Months Ended March 31, 2015 and the Year Ended December 31, 2014

	Common Stock and Paid in Capital		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014	19,543,769	$569,028	$(25,714)	$(2,996)	$(1,987)	$538,331
Net income			54,070			54,070
Other comprehensive income, net of income tax				2,738		2,738
Accrual of dividends on common stock ($0.54/share cumulative)			(14,092)			(14,092)
Redemption of unallocated shares upon termination of ESOP	(34,340)	(1,987)			1,987	—
Repurchase of shares upon termination of ESOP	(13,550)	(555)				(555)
Proceeds from issuance of common stock for stockholder reinvestment program	3,170	127				127
Issuance of restricted stock and recognition of share-based compensation	72,499	2,269				2,269
BALANCE, December 31, 2014	19,571,548	$568,882	$14,264	$(258)	$—	$582,888

Balance, January 1, 2015	19,571,548	$568,882	$14,264	$(258)	$—	$582,888
Net income			12,134			12,134
Other comprehensive income, net of income tax				1,395		1,395
Accrual of dividends on common stock ($0.18/share cumulative)			(3,775)			(3,775)
Proceeds from issuance of common stock for stockholder reinvestment program	84,429	538				538
Issuance of restricted stock and recognition of share-based compensation	810	33				33
Issuance of shares for acquisitions	1,319,854	58,100				58,100
BALANCE, March 31, 2015	20,976,641	$627,553	$22,623	$1,137	$—	$651,313

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31
	2015	2014
OPERATING ACTIVITIES:
Net income	$12,134	$10,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,002	2,059
Deferred income and expense, net of amortization	885	1,127
Amortization of core deposit intangibles	616	479
Loss (gain) on sale of securities	510	(35)
Net change in valuation of financial instruments carried at fair value	(1,050)	255
Purchases of securities—trading	—	(2,387)
Proceeds from sales of securities—trading	2,290	2,387
Principal repayments and maturities of securities—trading	679	4,055
Decrease in deferred taxes	1,344	1,159
Increase (decrease) in current taxes payable	(3,555)	8,566
Equity-based compensation	539	452
Increase in cash surrender value of BOLI	(432)	(425)
Gain on sale of loans, net of capitalized servicing rights	(2,692)	(981)
Gain on disposal of real estate held for sale and property and equipment	(122)	(159)
Provision for losses on real estate held for sale	—	37
Origination of loans held for sale	(137,290)	(68,388)
Proceeds from sales of loans held for sale	133,349	68,864
Net change in:
Other assets	(4,703)	(4,366)
Other liabilities	776	(3,099)
Net cash provided from operating activities	5,280	20,149
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(22,622)	(28,846)
Principal repayments and maturities of securities—available-for-sale	29,255	7,868
Proceeds from sales of securities—available-for-sale	22,310	28,207
Purchases of securities—held-to-maturity	(7,664)	(7,269)
Principal repayments and maturities of securities—held-to-maturity	4,972	45
Loan originations, net of principal repayments	(1,805)	(52,247)
Purchases of loans and participating interest in loans	(41,684)	(53,978)
Proceeds from sales of other loans	15,000	1,319
Net cash received from acquisition	78,599	—
Purchases of property and equipment	(1,418)	(1,231)
Proceeds from sale of real estate held for sale, net	1,738	1,641
Proceeds from FHLB stock repurchase program	2,029	2,102
Other	37	(5)
Net cash provided from (used by) investing activities	78,747	(102,394)
FINANCING ACTIVITIES:
Increase in deposits, net	104,061	64,609
Advances, net of repayments of FHLB borrowings	(32,002)	21,098
Increase in other borrowings, net	19,835	6,864
Cash dividends paid	(3,512)	(2,927)
Cash proceeds from issuance of stock for stockholder reinvestment plan	34	27
Net cash provided from financing activities	88,416	89,671
NET CHANGE IN CASH AND DUE FROM BANKS	172,443	7,426
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	126,072	137,349
CASH AND DUE FROM BANKS, END OF PERIOD	$298,515	$144,775
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31
	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$2,576	$2,821
Taxes paid, net of refunds received in cash	8,935	(3,785)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	690	870
ACQUISITIONS (Note 4):
Assets acquired	370,306	—
Liabilities assumed	327,548	—

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

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to March 31, 2015 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to the 2014 Consolidated Financial Statements and/or schedules to conform to the 2015 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of or recognition of deferred tax assets and liabilities, and (vi) the application of acquisition accounting standards to business combinations including purchased credit-impaired loans. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.  There have been no significant changes in our application of accounting policies during the first three months of 2015.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC (2014 Form 10-K).  Interim results are not necessarily indicative of results for a full year or any other interim period.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Proposed Acquisition of AmericanWest Bank

On November 5, 2014, we announced the execution of a definitive agreement to purchase Starbuck Bancshares, Inc. (Starbuck) the bank holding company of AmericanWest Bank (AmericanWest), a Washington state chartered commercial bank headquartered in Spokane, Washington, with 94 branches serving markets in Washington, Oregon, Idaho, California and Utah. The merger agreement provides that Starbuck will merge with and into a wholly-owned subsidiary of the Company. Immediately following the merger, Starbuck's wholly owned bank subsidiary, AmericanWest will merge with Banner Bank. At March 31, 2015, Starbuck had $4.6 billion in assets, $3.0 billion in net loans, $3.7 billion in deposits and equity of $586 million, including AmericanWest's recent acquisition of Greater Sacramento Bancorp which was completed on February 6, 2015. The merged banks will operate under the Banner Bank brand. Under the terms of the agreement, the aggregate consideration to be received by Starbuck equity holders will consist of a fixed amount of 13.23 million shares of Banner common stock and $130.0 million in cash. Upon completion of the transaction, such shares will represent an approximately 38.8% pro forma ownership interest in Banner. The merger is expected to close early in the third quarter of 2015 and is subject to approval by regulatory agencies as well as other customary closing conditions. Upon completion of the AmericanWest merger, Banner Bank will have more than 190 locations in five western states, a significantly expanded customer base and meaningfully increased business opportunities.

Acquisition of Siuslaw Financial Group, Inc.

As of the close of business on March 6, 2015, the Company completed its acquisition of Siuslaw Financial Group (Siuslaw) and its subsidiary, Siuslaw Bank, an Oregon state chartered commercial bank with ten branches in Lane County, Oregon, including Eugene, Oregon. On that date Siuslaw was merged into Banner Corporation and Siuslaw Bank was merged into Banner Bank. The operating results produced by the ten branches acquired in the Siuslaw acquisition are included in Banner Bank's financial results beginning March 7, 2015 and the combined banks are operating under the Banner Bank name and brand. (See Note 4, Business Combinations, below in this Form 10-Q for additional information regarding the acquisition).

Note 3:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Investing in Qualified Affordable Housing Projects

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The objective of this ASU is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this ASU modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. The amendments in this ASU have been applied retrospectively to all periods presented. ASU No. 2014-01 is effective beginning after December 15, 2014 and did not have a material impact on the Company's consolidated financial statements.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for fiscal years and interim periods beginning after December 15, 2014 and did not have a material impact on the Company's consolidated financial statements.

Revenue from Contracts with Customers
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016 although FASB issued a proposed ASU on April 29, 2015 that would defer the effective date by one year (i.e. to reporting periods beginning after December 15, 2017); early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the standard will have on the Company’s consolidated financial statements.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

In August 2014, FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this ASU affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The ASU provides specific guidance on how to classify or measure foreclosed mortgage loans that are government guaranteed. The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and creditor has the ability to recover under the claim and, 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. ASU No. 2014-14 is effective for fiscal years and interim periods beginning after December 15, 2014 and did not have a material impact on the Company's consolidated financial statements.

Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)

In January 2015, FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The ASU eliminated from GAAP the concept of extraordinary items. Under subtopic 225-20, entities were required to separately classify, present, and disclose extraordinary events and transactions that were both unusual in nature and infrequent in occurrence. This amendment will save time and reduce costs for preparers, as well as alleviate uncertainty for auditors and regulators in evaluating potentially extraordinary items. The amendment is effective for fiscal years and interim reporting periods after December 15, 2015. It may be applied prospectively, and retrospectively to all reporting periods presented in the financial statements. The adoption of ASU No. 2015-01 did not have a material impact on the Company's consolidated financial statements.

Note 4:  BUSINESS COMBINATIONS

Acquisition of Siuslaw Financial Group, Inc.

Effective as of the close of business on March 6, 2015, the Company completed the purchase of Siuslaw, the holding company of Siuslaw Bank. Siuslaw merged with and into the Company and, immediately following, Siuslaw Bank merged with and into Banner Bank. Siuslaw shareholders received 0.32231 shares of the Company's common stock and $1.41622 in cash in exchange for each share of Siuslaw common stock. The Company acquired 100% of Siuslaw's voting equity interests in the transaction. The acquisition provided $370 million in assets, $316 million in deposits and $247 million in loans.

The assets acquired and liabilities assumed in the purchase have been accounted for under the acquisition method of accounting and, accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair value as of the acquisition date. The application of the acquisition method of accounting resulted in recognition of a core deposit intangible asset of $3.9 million and goodwill of $21.1 million. The acquired core deposit intangible has been determined to have a useful life of approximately eight years and will be amortized on an accelerated basis. Goodwill is not amortized but will be evaluated for impairment on an annual basis or more often if circumstances dictate to determine if the carrying value remains appropriate. Goodwill will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

The following table presents a summary of the consideration paid and the estimated fair values as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

	Siuslaw
	March 6, 2015
Consideration to Siuslaw shareholders:
Cash paid		$5,806
Fair value of common shares issued		58,100
Total consideration		63,906
Fair value of assets acquired:
Cash and cash equivalents	$84,405
Securities—available-for-sale	12,865
Loans receivable (contractual amount of $252.2 million)	247,098
Real estate owned, held for sale	2,525
Property and equipment	8,127
Core deposit intangible	3,895
Other assets	11,391
Total assets acquired	370,306
Fair value of liabilities assumed:
Deposits	316,406
Junior subordinated debentures	5,959
Other liabilities	5,183
Total liabilities assumed	327,548
Net assets acquired		42,758
Goodwill		$21,148

Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new markets. See Note 9, Goodwill and Other Intangible Assets for the accounting for goodwill and other intangible assets.

Amounts recorded are preliminary estimates of fair value. Additional adjustments to the purchase price allocation may be required and would most likely involve loans or property and equipment. The primary reason for the acquisition was to continue the Company's growth strategy, including expanding our geographic footprint in markets throughout the Northwest. As of March 6, 2015, the unpaid principal balance on purchased non-credit-impaired loans was $244.2 million. The fair value of the purchased non-credit-impaired loans was $241.4 million, resulting in a discount of $2.8 million recorded on these loans.

The following table presents the acquired purchased credit-impaired loans as of the acquisition date (in thousands):

Siuslaw
March 6, 2015
Acquired purchased credit-impaired loans:
Contractually required principal and interest payments	$11,134
Nonaccretable difference	(3,238)
Cash flows expected to be collected	7,896
Accretable yield	(2,239)
Fair value of purchased credit-impaired loans	$5,657

The following table presents certain unaudited pro forma information for illustrative purposes only, for the three months ended March 31, 2015 and 2014 as if Siuslaw had been acquired on January 1, 2014. This unaudited estimated pro forma financial information combines the historical results of Siuslaw with the Company’s consolidated historical results. The pro forma information is not indicative of what would have occurred had the acquisition occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2014. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Banner expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented. (in thousands except per share).

	Pro Forma
	Three Months Ended March 31,
	2015	2014
Total revenues (net interest income plus non-interest income	$63,164	$55,829
Net income	$12,518	$11,413
Earnings per share - basic	$0.59	$0.55
Earnings per share - diluted	$0.59	$0.55
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Siuslaw for the period March 7, 2015 to March 31, 2015. Disclosure of the amount of Siuslaw’s revenue and net income (excluding integration costs) included in the Company’s consolidated income statement is impracticable due to the integration of the operations and accounting for this acquisition.
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

The assets acquired and liabilities assumed in the purchase have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in recognition of a core deposit intangible asset of $2.4 million and an acquisition bargain purchase gain of $9.1 million. The bargain purchase gain represents the excess fair value of the net assets acquired over the purchase price, including fair value of liabilities assumed. The bargain purchase gain consisted primarily of a $7.0 million discount on the assets acquired in this required branch divestiture combined with a $2.4 million core deposit intangible, net of approximately $300,000 in other fair value adjustments. The acquired core deposit intangible was determined to have a useful life of approximately eight years and is being amortized on an accelerated basis.

The following table displays the fair value as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

	Branch Acquisition
	June 20, 2014
Total consideration		$—
Fair value of assets acquired:
Cash and cash equivalents	$127,557
Loans receivable (contractual amount of $88.3 million)	87,923
Property and equipment	3,079
Core deposit intangible	2,372
Other assets	275
Total assets acquired	221,206

Fair value of liabilities assumed:
Deposits	212,085
Other liabilities	42
Total liabilities assumed	212,127
Net assets acquired		$9,079
Acquisition bargain purchase gain		$(9,079)

The primary reason for the acquisition was to continue the Company's growth strategy, including expanding its geographic footprint in markets throughout the Northwest. As of June 20, 2014, the transaction had no remaining contingencies. The operating results of the Company include the operating results produced by the Branch Acquisition from June 21, 2014 to March 31, 2015. Pro forma results of operations for the three months ended March 31, 2015 and 2014, as if the Branch Acquisition had occurred on January 1, 2014, have not been presented because historical financial information was not available. There were not any purchased credit-impaired loans acquired in connection with the Branch Acquisition.

Acquisition Related Costs

The following table presents the key components of acquisition related costs in connection with the Branch Acquisition, the acquisition of Siuslaw, and the proposed acquisition of AmericanWest for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31
	2015	2014
Acquisition-related costs recognized in other operating expenses:
Non-capitalized equipment and repairs	$24	$—
Client communications	66	2
Information/computer data services	40	—
Payment and processing expenses	—	—
Professional services	1,280	32
Miscellaneous	238	11
	$1,648	$45

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	March 31, 2015	December 31, 2014
Interest-bearing deposits included in cash and due from banks	$215,114	$54,995
U.S. Government and agency obligations	26,242	33,421
Municipal bonds:
Taxable	29,374	29,566
Tax exempt	154,853	141,853
Total municipal bonds	184,227	171,419
Corporate bonds	24,297	25,936
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	57,966	58,825
One- to four-family residential other	575	713
Multifamily agency guaranteed	237,816	256,272
Multifamily other	10,650	10,497
Total mortgage-backed or related securities	307,007	326,307
Asset-backed securities:
Student Loan Marketing Association (SLMA)	15,611	15,629
Other asset-backed securities	9,889	9,766
Total asset-backed securities	25,500	25,395
Equity securities (excludes FHLB stock)	57	59
Total securities	567,330	582,537
Total interest-bearing deposits and securities	$782,444	$637,532

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at March 31, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

	March 31, 2015			December 31, 2014
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,340	$1,515	4.0%	$1,340	$1,505	3.7%
Municipal bonds:
Tax exempt	1,404	1,432	3.8	1,405	1,440	3.6
Corporate bonds	24,968	17,456	45.8	27,995	19,118	47.5
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	7,547	8,188	21.5	8,077	8,726	21.7
Multifamily agency guaranteed	8,605	9,426	24.8	8,649	9,410	23.4
Total mortgage-backed or related securities	16,152	17,614	46.3	16,726	18,136	45.1
Equity securities	14	57	0.1	14	59	0.1
	$43,878	$38,074	100.0%	$47,480	$40,258	100.0%

There was one sale of securities—trading totaling $2.3 million with a resulting net loss of $642,000 during the three months ended March 31, 2015. There were three sales of securities—trading totaling $2.4 million with a resulting net gain of $1,000 during the three months ended March 31, 2014.  The Company did not recognize any OTTI charges or recoveries on securities—trading during the three months ended March 31, 2015 or 2014. There were no securities—trading on nonaccrual status at March 31, 2015 or 2014.

The amortized cost and estimated fair value of securities—trading at March 31, 2015 and December 31, 2014, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturing in one year or less	$1,071	$1,087	$1,071	$1,094
Maturing after one year through five years	6,400	6,904	6,595	7,097
Maturing after five years through ten years	6,923	7,670	7,035	7,727
Maturing after ten years through twenty years	10,819	9,837	11,196	10,083
Maturing after twenty years	18,651	12,519	21,569	14,198
	43,864	38,017	47,466	40,199
Equity securities	14	57	14	59
	$43,878	$38,074	$47,480	$40,258

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at March 31, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$22,648	$12	$(69)	$22,591	5.7%
Municipal bonds:
Taxable	16,524	89	(10)	16,603	4.2
Tax exempt	43,608	169	(72)	43,705	11.0
Total municipal bonds	60,132	258	(82)	60,308	15.2
Corporate bonds	5,000	41	—	5,041	1.3
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	47,569	893	(161)	48,301	12.2
One- to four-family residential other	544	31	—	575	0.1
Multifamily agency guaranteed	221,970	1,217	(546)	222,641	56.3
Multifamily other	10,480	170	—	10,650	2.7
Total mortgage-backed or related securities	280,563	2,311	(707)	282,167	71.3
Asset-backed securities:
SLMA	15,440	171	—	15,611	4.0
Other asset-backed securities	10,048	—	(159)	9,889	2.5
Total asset-backed securities	25,488	171	(159)	25,500	6.5
	$393,831	$2,793	$(1,017)	$395,607	100.0%

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$29,973	$8	$(211)	$29,770	7.2%
Municipal bonds:
Taxable	16,565	65	(52)	16,578	4.0
Tax exempt	33,394	125	(69)	33,450	8.2
Total municipal bonds	49,959	190	(121)	50,028	12.2
Corporate bonds	5,000	18	—	5,018	1.2
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	48,001	758	(240)	48,519	11.8
One- to four-family residential other	675	38	—	713	0.2
Multifamily agency guaranteed	241,800	627	(1,346)	241,081	58.7
Multifamily other	10,503	6	(12)	10,497	2.5
Total mortgage-backed or related securities	300,979	1,429	(1,598)	300,810	73.2
Asset-backed securities:
SLMA	15,462	167	—	15,629	3.8
Other asset-backed securities	10,051	—	(285)	9,766	2.4
Total asset-backed securities	25,513	167	(285)	25,395	6.2
	$411,424	$1,812	$(2,215)	$411,021	100.0%

At March 31, 2015 and December 31, 2014, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	March 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$909	$(10)	$9,941	$(59)	$10,850	$(69)
Municipal bonds:
Taxable	1,766	(3)	2,240	(7)	4,006	(10)
Tax exempt	8,076	(65)	1,212	(7)	9,288	(72)
Total municipal bonds	9,842	(68)	3,452	(14)	13,294	(82)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	14,341	(77)	3,401	(84)	17,742	(161)
Multifamily agency guaranteed	29,888	(23)	87,584	(523)	117,472	(546)
Total mortgage-backed or related securities	44,229	(100)	90,985	(607)	135,214	(707)
Asset-backed securities:
Other asset-backed securities	—	—	9,889	(159)	9,889	(159)
	$54,980	$(178)	$114,267	$(839)	$169,247	$(1,017)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$15,983	$(58)	$9,847	$(153)	$25,830	$(211)
Municipal bonds:
Taxable	7,247	(23)	3,461	(29)	10,708	(52)
Tax exempt	9,075	(38)	3,668	(31)	12,743	(69)
Total municipal bonds	16,322	(61)	7,129	(60)	23,451	(121)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	6,287	(57)	11,744	(183)	18,031	(240)
Multifamily agency guaranteed	76,309	(167)	95,522	(1,179)	171,831	(1,346)
Multifamily other	8,450	(12)	—	—	8,450	(12)
Total mortgage-backed or related securities	91,046	(236)	107,266	(1,362)	198,312	(1,598)
Asset-backed securities:
Other asset-backed securities	—	—	9,765	(285)	9,765	(285)
	$123,351	$(355)	$134,007	$(1,860)	$257,358	$(2,215)

There were 42 sales of securities—available-for-sale totaling $22.3 million with a resulting net gain of $103,000 during the three months ended March 31, 2015. There were six sales of securities—available-for-sale totaling $28.2 million with a resulting net gain of $34,000 during the three months ended March 31, 2014.  At March 31, 2015, there were 59 securities—available for sale with unrealized losses, compared to 94 securities at December 31, 2014.  Management does not believe that any individual unrealized loss as of March 31, 2015 represents OTTI.  The decline in fair market values of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale on nonaccrual status at March 31, 2015 or 2014.

The amortized cost and estimated fair value of securities—available-for-sale at March 31, 2015 and December 31, 2014, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturing in one year or less	$9,300	$9,324	$9,334	$9,364
Maturing after one year through five years	255,299	255,522	278,629	277,439
Maturing after five years through ten years	48,963	49,436	45,425	45,610
Maturing after ten years through twenty years	17,921	17,987	13,846	13,879
Maturing after twenty years	62,348	63,338	64,190	64,729
	$393,831	$395,607	$411,424	$411,021

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at March 31, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
U.S. Government and agency obligations	$2,136	$2	$—	$2,138	1.6%
Municipal bonds:
Taxable	12,771	428	—	13,199	9.6
Tax exempt	109,716	6,295	(82)	115,929	82.1
Total municipal bonds	122,487	6,723	(82)	129,128	91.7
Corporate bonds	1,800	—	—	1,800	1.3
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	1,477	18	(3)	1,492	1.1
Multifamily agency guaranteed	5,749	192	—	5,941	4.3
Total mortgage-backed or related securities	7,226	210	(3)	7,433	5.4
	$133,649	$6,935	$(85)	$140,499	100.0%

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
U.S. Government and agency obligations	$2,146	$—	$(19)	$2,127	1.6%
Municipal bonds:
Taxable	12,988	371	(1)	13,358	9.9
Tax exempt	106,963	5,948	(47)	112,864	81.5
Total municipal bonds	119,951	6,319	(48)	126,222	91.4
Corporate bonds	1,800	—	—	1,800	1.4
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	1,580	1	(7)	1,574	1.2
Multifamily agency guaranteed	5,781	104	—	5,885	4.4
Total mortgage-backed or related securities	7,361	105	(7)	7,459	5.6
	$131,258	$6,424	$(74)	$137,608	100.0%

At March 31, 2015 and December 31, 2014, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	March 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds:
Tax exempt	$6,892	$(82)	$—	$—	$6,892	$(82)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	371	(3)	—	—	371	(3)
	$7,263	$(85)	$—	$—	$7,263	$(85)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$—	$—	$1,127	$(19)	$1,127	$(19)
Municipal bonds:
Taxable	724	(1)	—	—	724	(1)
Tax exempt	9,097	(43)	592	(4)	9,689	(47)
Total municipal bonds	9,821	(44)	592	(4)	10,413	(48)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	1,018	(7)	—	—	1,018	(7)
	$10,839	$(51)	$1,719	$(23)	$12,558	$(74)

There were no sales of securities—held-to-maturity during the three months ended March 31, 2015 and 2014.  At March 31, 2015, there were ten securities—held-to-maturity with unrealized losses, compared to 25 securities at December 31, 2014.  Management does not believe that any individual unrealized loss as of March 31, 2015 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—held-to-maturity on nonaccrual status at March 31, 2015 or 2014.

The amortized cost and estimated fair value of securities—held-to-maturity at March 31, 2015 and December 31, 2014, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturing in one year or less	$516	$519	$767	$771
Maturing after one year through five years	15,666	15,885	14,962	15,184
Maturing after five years through ten years	24,473	25,104	24,233	24,678
Maturing after ten years through twenty years	76,633	82,101	76,029	81,361
Maturing after twenty years	16,361	16,890	15,267	15,614
	$133,649	$140,499	$131,258	$137,608

Pledged Securities: The following table presents, as of March 31, 2015, investment securities and interest-bearing deposits which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$105,891	$105,831	$112,123
Interest rate swap counterparties	13,383	12,786	13,383
Retail repurchase agreements	113,680	112,900	113,680
Other	248	248	248
Total pledged securities and interest-bearing deposits	$233,202	$231,765	$239,434

Note 6:  FHLB STOCK

The Banks’ investments in Federal Home Loan Bank of Seattle stock are carried at cost, which is its par value ($100 per share) and which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.  At March 31, 2015 and December 31, 2014, respectively, the Company had recorded $25.5 million and $27.0 million in investments in FHLB stock.  This stock is generally viewed as a long-term investment and it does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. For the three months ended March 31, 2015 and 2014, the Banks received dividend income of $7,000 and $9,000, respectively, on FHLB stock.

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

The FHLB repurchased $2.0 million of the Banks' stock during the quarter ending March 31, 2015. On September 25, 2014, the FHLB of Seattle entered into an Agreement and Plan of Merger with and into the FHLB of Des Moines. The merger was approved by the members of both the Seattle and Des Moines Federal Home Loan Banks on February 27, 2015 and the merger is expected to be completed by mid-year 2015. Based on the above, the Company has determined there was no impairment on its FHLB stock investment as of March 31, 2015.

Note 7: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The Banks originate residential mortgage loans for both portfolio investment and sale in the secondary market. At the time of origination, mortgage loans are designated as held for sale or held for investment. Loans held for sale are stated at the lower of cost or estimated market value determined on an aggregate basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income. The Banks also originate construction, land and land development, commercial and multifamily real estate, commercial business, agricultural business and consumer loans for portfolio investment. Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of deferred fees and origination costs, and discounts and premiums.  Loans acquired in business combinations are recorded at their fair value at the date of acquisition. Premiums, discounts and deferred loan fees and origination costs are amortized to maturity using the level-yield methodology.

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

Loans receivable, including loans held for sale, at March 31, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$627,531	15.3%	$546,783	14.3%
Investment properties	936,693	22.8	856,942	22.3
Multifamily real estate	208,687	5.1	167,524	4.4
Commercial construction	30,434	0.7	17,337	0.4
Multifamily construction	56,201	1.4	60,193	1.6
One- to four-family construction	228,224	5.5	219,889	5.7
Land and land development:
Residential	98,930	2.4	102,435	2.7
Commercial	17,174	0.4	11,152	0.3
Commercial business	776,579	18.9	723,964	18.9
Agricultural business, including secured by farmland	208,635	5.1	238,499	6.2
One- to four-family residential	552,423	13.4	539,894	14.1
Consumer:
Consumer secured by one- to four-family	233,643	5.7	222,205	5.8
Consumer-other	139,664	3.3	127,003	3.3
Total loans outstanding	4,114,818	100.0%	3,833,820	100.0%
Less allowance for loan losses	(75,365)		(75,907)
Net loans	$4,039,453		$3,757,913

Loan amounts are net of unearned loan fees in excess of unamortized costs of $10.6 million as of March 31, 2015 and $5.8 million as of December 31, 2014. Net loans include net discounts on acquired loans of $5.0 million and $148,000 as of March 31, 2015 and December 31, 2014, respectively.

The Company’s total loans by geographic concentration at March 31, 2015 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate:
Owner-occupied	$392,416	$158,137	$56,696	$20,282	$627,531
Investment properties	527,257	184,038	60,160	165,238	936,693
Multifamily real estate	119,166	74,536	14,672	313	208,687
Commercial construction	26,783	1,663	1,988	—	30,434
Multifamily construction	47,857	6,990	1,354	—	56,201
One- to four-family construction	130,366	95,262	2,596	—	228,224
Land and land development:
Residential	53,476	43,737	1,042	675	98,930
Commercial	6,194	8,164	2,816	—	17,174
Commercial business	429,680	144,751	82,825	119,323	776,579
Agricultural business, including secured by farmland	108,464	59,837	40,292	42	208,635
One- to four-family residential	336,332	189,572	25,778	741	552,423
Consumer:
Consumer secured by one- to four-family	142,461	74,669	15,499	1,014	233,643
Consumer—other	83,021	50,042	6,222	379	139,664
Total loans	$2,403,473	$1,091,398	$311,940	$308,007	$4,114,818
Percent of total loans	58.4%	26.5%	7.6%	7.5%	100.0%

The geographic concentrations of the Company’s land and land development loans by state at March 31, 2015 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Residential:
Acquisition and development	$29,923	$25,033	$910	$—	$55,866
Improved land and lots	20,511	15,114	141	675	36,441
Unimproved land	3,034	3,589	—	—	6,623
Commercial:
Improved land and lots	3,414	5,865	1,781	—	11,060
Unimproved land	2,780	2,299	1,035	—	6,114
Total land and land development loans	$59,662	$51,900	$3,867	$675	$116,104
Percent of land and land development loans	51.4%	44.7%	3.3%	0.6%	100.0%

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees and origination costs, at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Fixed-rate (term to maturity):
Maturing in one year or less	$145,752	$115,571
Maturing after one year through three years	193,168	184,707
Maturing after three years through five years	192,141	180,449
Maturing after five years through ten years	251,516	240,742
Maturing after ten years	611,185	572,793
Total fixed-rate loans	1,393,762	1,294,262
Adjustable-rate (term to rate adjustment):
Maturing or repricing in one year or less	1,509,680	1,468,316
Maturing or repricing after one year through three years	527,346	416,433
Maturing or repricing after three years through five years	595,531	566,371
Maturing or repricing after five years through ten years	87,572	87,506
Maturing or repricing after ten years	927	932
Total adjustable-rate loans	2,721,056	2,539,558
Total loans	$4,114,818	$3,833,820

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

Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of purchased credit-impaired loans, excluding acquisition accounting adjustments, was $9.1 million at March 31, 2015. The carrying balance of purchased credit-impaired loans was $5.7 million at March 31, 2015. There were no purchased credit-impaired loans at December 31, 2014 or March 31, 2014.
The following table presents the changes in the accretable yield for purchased credit-impaired loans for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31
	2015	2014
Balance, beginning of period	$—	$—
Additions	2,239	—
Accretion to interest income	(35)	—
Disposals	—	—
Reclassifications from non-accretable difference	—	—
Balance, end of period	$2,204	$—

As of March 31, 2015, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $3.2 million.

The amount of impaired loans, including purchased credit-impaired loans, and the related allocated reserve for loan losses as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate:
Owner-occupied	$3,734	$35	$1,365	$20
Investment properties	407	66	32	5
Multifamily real estate	578	—	—	—
One- to four-family construction	1,388	—	—	—
Land and land development:
Residential	1,265	—	1,275	—
Commercial	4,870	—	—	—
Commercial business	418	44	537	46
Agricultural business, including secured by farmland	1,566	66	1,597	26
One- to four-family residential	7,111	15	8,507	35
Consumer:
Consumer secured by one- to four-family	951	38	838	47
Consumer—other	892	—	411	—
Total nonaccrual loans	23,180	264	14,562	179

Loans 90 days or more past due and still accruing
Commercial real estate:
One- to four-family residential	1,548	10	2,095	10
Consumer:
Consumer secured by one- to four-family	6	—	80	—
Consumer—other	1	—	—	—
Total loans 90 days or more past due and still accruing	1,555	10	2,175	10

Troubled debt restructuring on accrual status:
Commercial real estate:
Owner-occupied	183	4	184	4
Investment properties	5,981	640	6,021	724
Multifamily real estate	781	83	786	86
One- to four-family construction	2,772	454	3,923	640
Land and land development:
Residential	1,279	354	1,279	346
Commercial business	724	78	739	82
Agricultural business, including secured by farmland	289	3	—	—
One- to four-family residential	15,127	916	15,792	987
Consumer:
Consumer secured by one- to four-family	232	24	233	28
Consumer—other	190	6	197	6
Total troubled debt restructurings on accrual status	27,558	2,562	29,154	2,903
Total impaired loans	$52,293	$2,836	$45,891	$3,092

As of March 31, 2015 and December 31, 2014, the Company had commitments to advance funds related to TDRs up to additional amounts of $587,000 and $2.1 million, respectively.

The following tables provide additional information on impaired loans with and without specific allowance reserves at or for the three months ended March 31, 2015 and at or for the year ended December 31, 2014 (in thousands):

	At or For the Three Months Ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$940	$990	$34	$946	$—
Investment properties	407	407	66	495	—
Commercial business	418	631	44	443	—
Agricultural business/farmland	1,566	2,192	66	2,032	—
One- to four-family residential	7,750	8,407	16	7,764	6
Consumer:
Consumer secured by one- to four-family	824	899	3	842	—
Consumer—other	303	313	—	307	—
	12,208	13,839	229	12,829	6
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	2,977	2,977	3	1,752	3
Investment properties	5,981	6,386	641	5,995	77
Multifamily real estate	1,359	1,359	84	975	11
One- to-four family construction	4,160	4,197	454	3,097	31
Land and land development:
Residential	2,543	3,698	354	2,547	16
Commercial	4,870	5,445	—	1,624	—
Commercial business	725	725	78	729	9
Agricultural business/farmland	289	289	3	285	5
One- to four-family residential	16,036	16,799	925	16,261	198
Consumer:
Consumer secured by one- to four-family	365	365	59	367	3
Consumer—other	780	915	6	466	4
	40,085	43,155	2,607	34,098	357
Total
Commercial real estate:
Owner-occupied	3,917	3,967	37	2,698	3
Investment properties	6,388	6,793	707	6,490	77
Multifamily real estate	1,359	1,359	84	975	11
One- to four-family construction	4,160	4,197	454	3,097	31
Land and land development:
Residential	2,543	3,698	354	2,547	16
Commercial	4,870	5,445	—	1,624	—
Commercial business	1,143	1,356	122	1,172	9
Agricultural business/farmland	1,855	2,481	69	2,317	5
One- to four-family residential	23,786	25,206	941	24,025	204
Consumer:
Consumer secured by one- to four-family	1,189	1,264	62	1,209	3
Consumer—other	1,083	1,228	6	773	4
	$52,293	$56,994	$2,836	$46,927	$363

	At or For the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$399	$449	$20	$526	$—
Investment properties	32	32	5	44	—
Commercial business	537	763	46	566	—
Agricultural business/farmland	853	853	26	1,122	—
One- to four-family residential	8,546	9,244	18	7,284	29
Consumer:
Consumer secured by one- to four-family	783	888	11	838	3
Consumer—other	295	305	—	270	—
	11,445	12,534	126	10,650	32
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	1,149	1,149	4	1,315	12
Investment properties	6,022	6,426	724	6,101	315
Multifamily real estate	786	786	86	795	45
One- to-four family construction	3,923	3,923	640	2,655	118
Land and land development:
Residential	2,554	3,710	346	2,872	89
Commercial business	739	739	82	762	41
Agricultural business/farmland	744	744	—	744	—
One- to four-family residential	17,848	18,611	1,014	18,809	841
Consumer:
Consumer secured by one- to four-family	368	368	64	410	16
Consumer—other	313	329	6	327	19
	34,446	36,785	2,966	34,790	1,496
Total
Commercial real estate
Owner-occupied	1,548	1,598	24	1,841	12
Investment properties	6,054	6,458	729	6,145	315
Multifamily real estate	786	786	86	795	45
One- to four-family construction	3,923	3,923	640	2,655	118
Land and land development
Residential	2,554	3,710	346	2,872	89
Commercial business	1,276	1,502	128	1,328	41
Agricultural business/farmland	1,597	1,597	26	1,866	—
One- to four-family residential	26,394	27,855	1,032	26,093	870
Consumer
Consumer secured by one- to four-family	1,151	1,256	75	1,248	19
Consumer—other	608	634	6	597	19
	$45,891	$49,319	$3,092	$45,440	$1,528

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following tables present TDRs at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$183	$108	$291
Investment properties	5,981	26	6,007
Multifamily real estate	781	—	781
One- to four-family construction	2,772	—	2,772
Land and land development:
Residential	1,279	514	1,793
Commercial business	724	82	806
Agricultural business, including secured by farmland	289	—	289
One- to four-family residential	15,127	1,404	16,531
Consumer:
Consumer secured by one- to four-family	232	115	347
Consumer—other	190	116	306
	$27,558	$2,365	$29,923

	December 31, 2014
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$183	$109	$292
Investment properties	6,021	32	6,053
Multifamily real estate	786	—	786
One- to four-family construction	3,923	—	3,923
Land and land development:
Residential	1,279	525	1,804
Commercial business	739	87	826
One- to four-family residential	15,793	1,363	17,156
Consumer:
Consumer secured by one- to four-family	233	117	350
Consumer—other	197	116	313
	$29,154	$2,349	$31,503

The following tables present new TDRs that occurred during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31, 2015
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Recorded Investment (1) (2)
One- to four-family construction	2	592	592
Agricultural business/farmland	2	288	288
	4	$880	$880

	Three Months Ended March 31, 2014
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate
Owner-occupied	1	$94	$94
Commercial business	1	100	100
	2	$194	$194

(1)
Since these loans were already considered classified and/or on nonaccrual status prior to restructuring, the modifications did not have a material effect on the Company’s determination of the allowance for loan losses.

(2)
The majority of these modifications do not fit into one separate type, such as rate, term, amount, interest-only or payment, but instead are a combination of multiple types of modifications; therefore, they are disclosed in aggregate.

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three-month periods ended March 31, 2015 and 2014.  A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the three months ended March 31, 2015.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,533,181	$206,791	$410,039	$742,040	$199,436	$540,693	$369,465	$4,001,645
Special mention	5,156	—	—	26,776	818	691	219	33,660
Substandard	25,887	1,896	20,924	7,763	8,381	11,039	3,611	79,501
Doubtful	—	—	—	—	—	—	12	12
Total loans	$1,564,224	$208,687	$430,963	$776,579	$208,635	$552,423	$373,307	$4,114,818

Performing loans	$1,560,083	$208,109	$423,441	$776,161	$207,069	$543,764	$371,456	$4,090,083
Non-performing loans (2)	4,141	578	7,522	418	1,566	8,659	1,851	24,735
Total loans	$1,564,224	$208,687	$430,963	$776,579	$208,635	$552,423	$373,307	$4,114,818

	December 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,375,885	$166,712	$395,356	$691,143	$234,101	$527,384	$346,456	$3,737,037
Special mention	3,717	—	—	27,453	1,055	63	140	32,428
Substandard	24,123	812	15,650	5,368	3,343	12,447	2,601	64,344
Doubtful	—	—	—	—	—	—	11	11
Total loans	$1,403,725	$167,524	$411,006	$723,964	$238,499	$539,894	$349,208	$3,833,820

Performing loans	$1,402,328	$167,524	$409,731	$723,427	$236,902	$529,292	$347,879	$3,817,083
Non-performing loans (2)	1,397	—	1,275	537	1,597	10,602	1,329	16,737
Total loans	$1,403,725	$167,524	$411,006	$723,964	$238,499	$539,894	$349,208	$3,833,820

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of March 31, 2015 and December 31, 2014, in the commercial business category, $120 million and $115 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$2,254	$1,589	$815	$4,658	$622,873	$627,531	$—
Investment properties	—	—	910	910	935,783	936,693	—
Multifamily real estate	—	—	578	578	208,109	208,687	—
Commercial construction	—	—	—	—	30,434	30,434	—
Multifamily construction	—	—	—	—	56,201	56,201	—
One-to-four-family construction	1,494	—	—	1,494	226,730	228,224	—
Land and land development:
Residential	—	—	750	750	98,180	98,930	—
Commercial	—	—	1,225	1,225	15,949	17,174	—
Commercial business	350	63	—	413	776,166	776,579	—
Agricultural business, including secured by farmland	803	395	1,021	2,219	206,416	208,635	—
One- to four-family residential	897	943	5,279	7,119	545,304	552,423	1,548
Consumer:
Consumer secured by one- to four-family	431	103	121	655	232,988	233,643	6
Consumer—other	378	86	697	1,161	138,503	139,664	1
Total	$6,607	$3,179	$11,396	$21,182	$4,093,636	$4,114,818	$1,555

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$1,984	$—	$1,984	$544,799	$546,783	$—
Investment properties	639	—	—	639	856,303	856,942	—
Multifamily real estate	—	—	—	—	167,524	167,524	—
Commercial construction	—	—	—	—	17,337	17,337	—
Multifamily construction	—	—	—	—	60,193	60,193	—
One-to-four-family construction	840	—	—	840	219,049	219,889	—
Land and land development:
Residential	759	—	750	1,509	100,926	102,435	—
Commercial	—	—	—	—	11,152	11,152	—
Commercial business	775	35	100	910	723,054	723,964	—
Agricultural business, including secured by farmland	597	466	744	1,807	236,692	238,499	—
One-to four-family residential	877	1,623	7,526	10,026	529,868	539,894	2,095
Consumer:
Consumer secured by one- to four-family	59	60	139	258	221,947	222,205	80
Consumer—other	491	88	293	872	126,131	127,003	—
Total	$5,037	$4,256	$9,552	$18,845	$3,814,975	$3,833,820	$2,175

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,784	$4,562	$23,545	$12,043	$2,821	$8,447	$483	$5,222	$75,907
Provision for loan losses	305	(161)	745	778	1,434	(237)	245	(3,109)	—
Recoveries	14	—	108	178	295	6	46	—	647
Charge-offs	—	—	—	(107)	(818)	(75)	(189)	—	(1,189)
Ending balance	$19,103	$4,401	$24,398	$12,892	$3,732	$8,141	$585	$2,113	$75,365

	March 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$643	$84	$808	$78	$3	$925	$65	$—	$2,606
Allowance collectively evaluated for impairment	18,460	4,317	23,590	12,814	3,729	7,216	520	2,113	72,759
Total allowance for loan losses	$19,103	$4,401	$24,398	$12,892	$3,732	$8,141	$585	$2,113	$75,365

Loan balances:
Loans individually evaluated for impairment	$8,958	$1,359	$11,573	$725	$289	$16,036	$1,145	$—	$40,085
Loans collectively evaluated for impairment	1,550,691	207,328	419,390	775,854	208,346	535,295	372,155	—	4,069,059
Loans acquired with deteriorated credit quality	4,575	—	—	—	—	1,092	7	—	5,674
Total loans	$1,564,224	$208,687	$430,963	$776,579	$208,635	$552,423	$373,307	$—	$4,114,818

	For the Three Months Ended March 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,759	$5,306	$17,640	$11,773	$2,841	$11,486	$1,335	$7,118	$74,258
Provision for loan losses	595	346	748	35	(555)	(382)	(532)	(255)	—
Recoveries	296	—	232	293	350	188	282	—	1,641
Charge-offs	(238)	—	—	(738)	—	(379)	(173)	—	(1,528)
Ending balance	$17,412	$5,652	$18,620	$11,363	$2,636	$10,913	$912	$6,863	$74,371

	March 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$574	$1,059	$1,521	$159	$—	$1,292	$88	$—	$4,693
Allowance collectively evaluated for impairment	16,838	4,593	17,099	11,204	2,636	9,621	824	6,863	69,678
Loans acquired with deteriorated credit quality
Total allowance for loan losses	$17,412	$5,652	$18,620	$11,363	$2,636	$10,913	$912	$6,863	$74,371

Loan balances:
Loans individually evaluated for impairment	$10,063	$5,726	$10,133	$1,040	$—	$24,959	$1,088	$—	$53,009
Loans collectively evaluated for impairment	1,241,036	147,277	368,641	715,506	208,817	492,662	295,964	—	3,469,903
Total loans	$1,251,099	$153,003	$378,774	$716,546	$208,817	$517,621	$297,052	$—	$3,522,912

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31
	2015	2014
Balance, beginning of the period	$3,352	$4,044
Additions from loan foreclosures	668	707
Additions from acquisitions	2,525	—
Additions from capitalized costs	—	4
Proceeds from dispositions of REO	(1,738)	(1,641)
Gain on sale of REO	115	159
Valuation adjustments in the period	—	(37)
Balance, end of the period	$4,922	$3,236

The following table shows REO by type and geographic location by state as of March 31, 2015 (in thousands):

	Washington	Oregon	Idaho	Total
One- to four-family construction	912	2,602	—	3,514
Land development—residential	$144	$1,231	$33	$1,408
Balance, end of period	$1,056	$3,833	$33	$4,922

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

Note 9:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At March 31, 2015, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed, and is not amortized but is reviewed annually for impairment. Additions to goodwill during 2015 relate to the Siuslaw acquisition. See Note 4, Business Combinations, for additional information on the acquisition and purchase price allocation.

The Company amortizes CDI over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.  The CDI assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in three separate bank acquisitions during 2007, a single branch acquisition in 2013, the Branch Acquisition in 2014 and the acquisition of Siuslaw in 2015.  These intangible assets are being amortized using an accelerated method over estimated useful lives of three to eight years.  The CDI assets are not estimated to have a significant residual value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended March 31, 2015 and the year ended December 31, 2014 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2013	$—	$2,449	$2,449
Additions through acquisitions	—	2,372	2,372
Amortization		(1,990)	(1,990)
Balance, December 31, 2014	—	2,831	2,831
Additions through acquisitions	21,148	3,895	25,043
Amortization	—	(616)	(616)
Balance, March 31, 2015	$21,148	$6,110	$27,258

The following table presents the estimated amortization expense with respect to intangibles for the periods indicated (in thousands):

CDI
Remainder of 2015	$910
2016	944
2017	872
2018	809
2019	746
Thereafter	1,829
$6,110

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  Loans serviced for others totaled $2.096 billion and $1.391 billion at March 31, 2015 and December 31, 2014, respectively.  Custodial accounts maintained in connection with this servicing totaled $8.0 million and $6.7 million at March 31, 2015 and December 31, 2014, respectively.

An analysis of our mortgage servicing rights, net of valuation allowances, for the three months ended March 31, 2015 and 2014 is presented below (in thousands):

	Three Months Ended March 31
	2015	2014
Balance, beginning of the period	$9,030	$8,086
Additions-amounts capitalized	1,216	575
Additions-acquired through business combinations	2,172	—
Amortization (1)	(709)	(462)
Balance, end of the period (2)	$11,709	$8,199

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	There was no valuation allowance as of March 31, 2015 and 2014.

Note 10:  DEPOSITS AND RETAIL REPURCHASE AGREEMENTS

Deposits consisted of the following at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing accounts	$1,504,768	34.8%	$1,298,866	33.3%
Interest-bearing checking	472,033	10.9	439,480	11.3
Regular savings accounts	979,824	22.7	901,142	23.1
Money market accounts	584,743	13.6	488,946	12.5
Total transaction and saving accounts	3,541,368	82.0	3,128,434	80.2
Certificates of deposit	778,049	18.0	770,516	19.8
Total deposits	$4,319,417	100.0%	$3,898,950	100.0%
Included in total deposits:
Public fund transaction accounts	$102,218	2.3%	$102,854	2.6%
Public fund interest-bearing certificates	35,326	0.8	35,346	0.9
Total public deposits	$137,544	3.1%	$138,200	3.5%
Total brokered deposits	$4,800	0.1%	$4,799	0.1%

Certificate of deposit accounts by total balance at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Certificates of deposit less than $250,000	634,318	629,345
Certificates of deposit $250,000 and greater	143,731	141,171
Total certificates of deposit	$778,049	$770,516

Scheduled maturities and repricing of certificate accounts at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Certificates which mature or reprice:
Within one year or less	$569,959	$564,501
After one year through two years	118,434	117,724
After two years through three years	47,579	46,378
After three years through four years	17,793	20,016
After four years through five years	19,947	17,338
After five years	4,337	4,559
Total certificates of deposit	$778,049	$770,516

The following table presents the geographic concentration of deposits at March 31, 2015 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Total deposits	$2,865,536	$1,206,944	$246,937	$4,319,417
Percent of total deposits	66.3%	28.0%	5.7%	100.0%

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

The following table presents retail repurchase agreement balances as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Retail repurchase agreements	$97,020	$77,185

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

From mid-2008 through the current quarter, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements. In particular, the market for our TRUP CDO securities has been generally inactive during this period. This was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market also has been inactive as almost no new TRUP CDOs have been issued since 2007. There are still very few market participants who are willing and/or able to transact for these securities. Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security. As of March 31, 2015, Banner owned $6 million in par value of these securities.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at March 31, 2015 and December 31, 2014:

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

Where appropriate, management reviewed the valuation methodologies and assumptions used by the independent third party providers and determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements. One TRUP CDO security was sold in the first quarter 2015 at a price significantly less than par, but more than our carrying value. For that security we received $2.2 million against an unamortized cost of $2.9 million and a carrying value of $1.7 million. A book loss was recognized in the amount of $642,000 but an offsetting reversal of a fair value allowance was also recorded as a gain of $1.2 million, resulting in a net gain for this security of $555,000 in the current quarter. Another TRUP CDO security was partially redeemed in the amount of $109,000 against a carrying value of zero, resulting in a reversal of a valuation allowance of $109,000. The aggregate result of the fair value analysis of all the Level 3 TRUP CDO measurements was a fair value gain of $1.4 million in the quarter ended March 31, 2015.

At March 31, 2015, Banner also owned approximately $19 million in amortized cost of single issuer TPS securities for which no direct market data or independent valuation source is available. Similar to the TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities. Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. Management took into consideration the limited market data that was available regarding similar securities and assessed the performance of the three individual issuers of TPS securities owned by the Company. In the current quarter, the Company again sought input from independent third parties to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. Management concluded that market yields have been relatively stable in the quarter ended March 31, 2015 and that the indicated spreads and implied yields for non-investment grade securities as well as the yields associated with individual issuers in the third party analyst reports continue to support that a 500 basis point spread over the three-month LIBOR index, the same spread as used in the quarter ended December 31, 2014, was still a reasonable basis for determining an appropriate discount rate to estimate the fair value of these securities. These factors were then incorporated into the model at March 31, 2015, where a discount rate equal to three-month LIBOR plus 500 basis points was used to calculate the respective fair values of these securities. The result of this Level 3 fair value measurement was a fair value gain of $43,000 in the quarter ended March 31, 2015. The Company has and will continue to assess the appropriate fair value hierarchy for determination of fair values on TRUP CDO and TPS securities on a quarterly basis. For all other trading securities and securities available-for-sale we used matrix pricing models from investment reporting and valuation services. Management considers this to be a Level 2 input method.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle. The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate. Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS-related debt that the Company has issued or acquired in the Siuslaw merger) were also valued using discounted cash flows. These debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  While the quarterly reset of the index on this debt would seemingly keep its fair value reasonably close to book value, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place. In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method. However, as noted above in the discussions of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management believes fair value for these instruments should follow a Level 3 input methodology. Since the discount rate used in the fair value modeling is the most sensitive unobservable estimate in the calculation, the Company again utilized input from the same independent third party noted above to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. In valuing the debentures at March 31, 2015, management evaluated the general market for credit spreads as noted above and for the discount rate used the period-ending three-month LIBOR plus 500 basis points. As noted above in the discussion about single-issuer TPS securities, since market spreads have been relatively stable in the recent period we used the same spread as used in the quarter ended December 31, 2014, resulting in a fair value loss on these instruments of $366,000 for the quarter ended March 31, 2015. The fair value adjustment in the current period was attributed to the passage of time on the years to maturity in the discounted present value calculation used to estimate the fair value.

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$22,591	$—	$22,591
Municipal bonds	—	60,308	—	60,308
Corporate bonds	—	5,041	—	5,041
Mortgage-backed or related securities	—	282,167	—	282,167
Asset-backed securities	—	25,500	—	25,500
	—	395,607	—	395,607
Securities—trading
U.S. Government and agency	—	1,515	—	1,515
Municipal bonds	—	1,432	—	1,432
TPS and TRUP CDOs	—	—	17,456	17,456
Mortgage-backed or related securities	—	17,614	—	17,614
Equity securities and other	—	57	—	57
	—	20,618	17,456	38,074
Derivatives
Interest rate lock commitments	—	745	—	745
Interest rate swaps	—	8,798	—	8,798
	$—	$425,768	$17,456	$443,224

Liabilities:
Advances from FHLB at fair value	$—	$250	$—	$250
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	84,326	84,326
Derivatives
Interest rate sales forward commitments, net	—	354	—	354
Interest rate swaps	—	8,798	—	8,798
	$—	$9,402	$84,326	$93,728

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$29,770	$—	$29,770
Municipal bonds	—	50,028	—	50,028
Corporate bonds	—	5,018	—	5,018
Mortgage-backed or related securities	—	300,810	—	300,810
Asset-backed securities	—	25,395	—	25,395
	—	411,021	—	411,021
Securities—trading
U.S. Government and agency	—	1,505	—	1,505
Municipal bonds	—	1,440	—	1,440
TPS and TRUP CDOs	—	—	19,118	19,118
Mortgage-backed or related securities	—	18,136	—	18,136
Equity securities and other	—	59	—	59
	—	21,140	19,118	40,258
Derivatives
Interest rate lock commitments	—	317	—	317
Interest rate swaps	—	6,290	—	6,290
	$—	$438,768	$19,118	$457,886

Liabilities:
Advances from FHLB at fair value	$—	$32,250	$—	$32,250
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	—	—	78,001	78,001
Derivatives
Interest rate sales forward commitments, net	—	198	—	198
Interest rate swaps	—	6,290	—	6,290
	$—	$38,738	$78,001	$116,739

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31, 2015
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures
Beginning balance	$19,119	$78,001
Total gains or losses recognized
Assets gains, including OTTI	723	—
Liabilities losses	—	366
Purchases, issuances and settlements including the Siuslaw acqusition	—	5,959
Sales, maturities and paydowns net of discount amortization	(2,386)	—
Ending balance at March 31, 2015	$17,456	$84,326

	Three Months Ended
	March 31, 2014
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures
Beginning balance	$35,140	$73,928
Total gains or losses recognized
Assets gains (losses), including OTTI	(44)	—
Liabilities losses	—	207
Sales, maturities and paydowns net of discount amortization	(34)	—
Ending balance at March 31, 2014	$35,062	$74,135

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

Items Measured at Fair Value on a Non-recurring Basis:

Impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded. The need for valuation adjustments arises when observable market prices or current appraised values of collateral indicate a shortfall in collateral value or discounted cash flows indicate a shortfall compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount. These valuation adjustments are considered non-recurring fair value adjustments. The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology. As of March 31, 2015, the Company reviewed all of its adversely classified loans totaling $80 million and identified $52 million which were considered impaired. Of those $52 million in impaired loans, $40 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established. The $40 million had original carrying values of $43 million which have been reduced by partial write-downs totaling $3 million. In addition to these write-downs, in order to bring the impaired loan balances to fair value, Banner has also established $3 million in specific reserves on these impaired loans. Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $12 million and were found to require allowances totaling $229,000. The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the properties, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the three months ended March 31, 2015, the Company recognized no impairment charges related to REO assets, compared to $37,000 for the same quarter one year earlier.

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of March 31, 2015 and December 31, 2014 (in thousands):

	At or For the Three Months Ended March 31, 2015
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$13,970	$13,970	$(649)
REO	—	—	4,922	4,922	—

	At or For the Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$4,725	$4,725	$(512)
REO	—	—	3,352	3,352	(453)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2015 and December 31, 2014:

			Weighted Average Rate
Financial Instruments	Valuation Techniques	Unobservable Inputs	March 31, 2015	December 31, 2014
TPS securities	Discounted cash flows	Discount rate	5.27%	5.26%
TRUP CDOs	Discounted cash flows	Discount rate	4.02	3.96
Junior subordinated debentures	Discounted cash flows	Discount rate	5.27	5.26
Impaired loans	Collateral Valuations	Market values	n/a	n/a
REO	Appraisals	Market values	n/a	n/a

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

Junior subordinated debentures: Similar to the TPS and TRUP CDOs discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of March 31, 2015, or the passage of time, will result in negative fair value adjustments. At March 31, 2015, the discount rate utilized was based on a credit spread of 500 basis points and three-month LIBOR of 27 basis points.

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

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2015 and December 31, 2014, whether or not measured at fair value in the consolidated Statements of Financial Condition.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The carrying value and estimated fair value of financial instruments are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$298,515	$298,515	$126,072	$126,072
Securities—trading	38,074	38,074	40,258	40,258
Securities—available-for-sale	395,607	395,607	411,021	411,021
Securities—held-to-maturity	133,649	140,499	131,258	137,608
Loans receivable held for sale	9,419	9,847	2,786	2,807
Loans receivable	4,105,399	4,003,556	3,831,034	3,722,179
FHLB stock	25,544	25,544	27,036	27,036
Bank-owned life insurance	71,290	71,290	63,759	63,759
Mortgage servicing rights	11,709	15,425	9,030	12,987
Derivatives:
Interest rate lock commitments	745	745	317	317
Interest rate swaps	8,798	8,798	6,290	6,290
Liabilities:
Demand, interest checking and money market accounts	2,561,544	2,332,134	2,227,292	1,998,649
Regular savings	979,824	863,499	901,142	784,006
Certificates of deposit	778,049	772,660	770,516	764,549
FHLB advances at fair value	250	250	32,250	32,250
Junior subordinated debentures at fair value	84,326	84,326	78,001	78,001
Other borrowings	97,020	97,020	77,185	77,185
Derivatives:
Interest rate forward sales commitments	354	354	198	198
Interest rate swaps	8,798	8,798	6,290	6,290

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

Off-Balance Sheet Items: Off-balance sheet financial instruments include unfunded commitments to extend credit, including standby letters of credit, and commitments to purchase investment securities. The fair value of these instruments is not considered to be material. Other commitments to fund loans totaled $1.328 billion and $1.197 billion at March 31, 2015 and December 31, 2014, respectively, and have no carrying value at both dates, representing the cost of such commitments. There were no commitments to purchase securities at March 31, 2015 or at December 31, 2014.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and December 31, 2014.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

As of March 31, 2015, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in U.S. federal jurisdiction and in the Oregon and Idaho state jurisdictions. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2013, 2012, and 2011.

Tax credit investments: The Company invests in low income housing tax credit funds that are designed to generate a return primarily through the realization of federal tax credits. As discussed more thoroughly in Note 3, the Company accounts for this in accordance with ASU 2014-01 and has applied it to all periods presented. The cost of tax credit investments is amortized over the life of the investment using a proportional amortization method and tax credit investment amortization expense is a component of provision for income taxes.

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at March 31, 2015 and 2014 (in thousands):

	March 31,
	2015	2014
Tax credit investments	$5,948	$5,421
Unfunded commitments—tax credit investments	2,690	3,085

The following table presents other information related to the Company's tax credit investments for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Tax credits and other tax benefits recognized	$319	$205
Tax credit amortization expense included in provision for income taxes	244	174

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended March 31
	2015	2014
Net income	$12,134	$10,549

Basic weighted average shares outstanding	19,761	19,346
Plus unvested restricted stock	84	64
Diluted weighted shares outstanding	19,845	19,410
Earnings per common share
Basic	$0.61	$0.55
Diluted	$0.61	$0.54

Options to purchase an additional 19,964 shares of common stock as of March 31, 2015 were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. Also, as of March 31, 2015, the warrants originally issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted EPS for the quarters ended March 31, 2015 and 2014 because the exercise price of the warrants was greater than the average market price of common shares. In June 2013, the Treasury sold the warrants in a public auction. That sale did not change the Company's capital position and did not have any impact on the financial accounting and reporting for these securities.

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

Restricted Stock Grants: Under the 2012 Restricted Stock and Incentive Bonus Plan, which was initially approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the Plan have a minimum vesting period of three years. The Plan will continue in effect for a term of ten years, after which no further awards may be granted. The 2012 Restricted Stock Plan was amended on April 23, 2013 to provide for the ability to grant (1) cash-denominated incentive-based awards payable in cash or common stock, including those that are eligible to qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code and (2) restricted stock awards that qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code. Vesting requirements may include time-based conditions, performance-based conditions, or market-based conditions. As of March 31, 2015, the Company had granted 299,997 shares of restricted stock from the 2012 Restricted Stock and Incentive Bonus Plan, of which 101,541 shares had vested and 198,456 shares remain unvested.

Banner Corporation 2014 Omnibus Incentive Plan: The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with exercise of awards. As of March 31, 2015, 66,430 shares had been granted under the 2014 Omnibus Plan of which none have vested.

The expense associated with all restricted stock grants was $671,000 and $473,000 for the three-month period ended March 31, 2015 and 2014, respectively. Unrecognized compensation expense for these awards as of March 31, 2015 was $6.9 million and will be amortized over the next 36 months.

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

During the three months ended March 31, 2015 and 2014, the Company did not grant any stock options. Additionally, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

There were no stock-based compensation costs related to the SOPs for the quarters ended March 31, 2015 or March 31, 2014. The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period. The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

During the three months ended March 31, 2015 and 2014, there were no exercises of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

Banner Corporation Long-Term Incentive Plan: In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006. The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on Company common stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR). Each SAR entitles the holder to receive cash upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of maturity of the SAR over the fair market value of such share on the date granted. The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock. The Company re-measures the fair value of SARs each reporting period until the award is settled and recognizes changes in fair value and vesting in compensation expense.

The Company recognized a net a net reversal of compensation expense of $105,000 for the three months ended March 31, 2015 due to variations in market value of the underlying stock, compared to compensation expense of $149,000 for the three months ended March 31, 2014. At March 31, 2015, the aggregate liability related to SARs was $44,000 and was included in deferred compensation.

Note 15:  COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases 66 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2015	December 31, 2014
Commitments to extend credit	$1,275,871	$1,166,165
Standby letters of credit and financial guarantees	10,584	9,934
Commitments to originate loans	41,880	20,988

Derivatives also included in Note 16:
Commitments to originate loans held for sale	62,093	29,851
Commitments to sell loans secured by one- to four-family residential properties	21,040	8,714
Commitments to sell securities related to mortgage banking activities	43,572	25,000

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Company then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. In 2012, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts in the three months ended March 31, 2015 or March 31, 2014. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. We limit our exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event we have forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

Legal Proceedings — In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. The claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Company holds a security interest. Based on information known to management at this time, the Company is not a party to any legal proceedings that management believes would have a material adverse effect on the Company's results of operations or consolidated financial position at March 31, 2015.

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

In a program brought to Banner Bank through its merger with F&M Bank in 2007, customers received fixed interest rate commercial loans and Banner Bank subsequently hedged that fixed rate loan by entering into an interest rate swap with a dealer counterparty. Banner Bank receives fixed rate payments from the customers on the loans and makes similar fixed rate payments to the dealer counterparty on the swaps in exchange for variable rate payments based on the one-month LIBOR index. Some of these interest rate swaps are designated as fair value hedges. Through application of the “short cut method of accounting,” there is an assumption that the hedges are effective. Banner Bank discontinued originating interest rate swaps under this program in 2008.

As of March 31, 2015 and December 31, 2014, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$7,001	$1,174	$7,089	$1,165	$7,001	$1,174	$7,089	$1,165

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Derivatives Not Designated in Hedge Relationships

Interest Rate Swaps. Banner Bank has been using an interest rate swap program for commercial loan customers, termed the Back-to-Back Program, since 2010. In the Back-to-Back Program, Banner Bank provides the client with a variable rate loan and enters into an interest rate swap in which the client receives a variable rate payment in exchange for a fixed rate payment. Banner Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. There are also a few interest rate swaps from prior to 2009 that were not designated in hedge relationships that are included in these totals. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.

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

Mortgage loans which are held for sale are subject to changes in fair value due to fluctuations in interest rates from the loan's closing date through the date of sale of the loans into the secondary market. Typically, the fair value of these loans declines when interest rates increase and rises when interest rates decrease. To mitigate this risk, the Company enters into forward sales contracts on a significant portion of these loans to provide an economic hedge against those changes in fair value. Mortgage loans held for sale and the forward sales contracts are recorded at fair value with changes in value recorded in current earnings within mortgage banking operations.

As of March 31, 2015 and December 31, 2014, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$140,765	$7,624	$134,512	$5,125	$140,765	$7,624	$134,512	$5,125
Mortgage loan commitments	47,451	691	29,311	317	14,643	55	—	—
Forward sales contracts	14,643	55	—	—	43,572	299	33,174	198
	$202,859	$8,370	$163,823	$5,442	$198,980	$7,978	$167,686	$5,323

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps from prior to 2009 that were not designated in hedge relationships (with a fair value of $524,000 at March 31, 2015 and $558,000 at December 31, 2014), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

		Three Months Ended March 31
	Location on Income Statement	2015	2014
Mortgage loan commitments	Mortgage banking operations	$412	$70
Forward sales contracts	Mortgage banking operations	(140)	(66)
		$272	$4

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at March 31, 2015 or December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value. As of March 31, 2015 and December 31, 2014, the termination value of derivatives in a net liability position related to these agreements was $8.8 million and $6.3 million, respectively. The Company generally posts collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $13.4 million and $11.1 million as of March 31, 2015 and December 31, 2014, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Statements of Financial Condition as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$8,798	$—	$8,798	$—	$—	$8,798
	$8,798	$—	$8,798	$—	$—	$8,798

Derivative liabilities
Interest rate swaps	$8,798	$—	$8,798	$—	$(8,798)	$—
	$8,798	$—	$8,798	$—	$(8,798)	$—

	December 31, 2014
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$6,290	$—	$6,290	$(6)	$—	$6,284
	$6,290	$—	$6,290	$(6)	$—	$6,284

Derivative liabilities
Interest rate swaps	$6,290	$—	$6,290	$(6)	$(6,279)	$5
	$6,290	$—	$6,290	$(6)	$(6,279)	$5

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2015, its 100 branch offices and ten loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of March 31, 2015, we had total consolidated assets of $5.2 billion, total loans of $4.1 billion, total deposits of $4.3 billion and total stockholders’ equity of $651 million.

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

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in the first quarter of 2015, as evidenced by our solid operating results and profitability which resulted in an annualized return on average assets of 1.02%. Over the past five years we have significantly added to our client relationships and account base, as well as substantially improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in stronger and sustainable revenues and lower credit costs, and we believe has positioned the Company well for continued success.

For the quarter ended March 31, 2015, our net income was $12.1 million, or $0.61 per diluted share, compared to net income of $10.6 million, or $0.54 per diluted share, for the quarter ended March 31, 2014. Highlights for the quarter included additional loan growth, significantly increased core deposits (transaction and savings accounts), additional client acquisition, solid asset quality, and strong revenues from core operations. Compared to the same period a year ago, we had a significant increase in net interest income as well as substantial increases in deposit fees and service charges and in revenue from mortgage banking. The current quarter was also highlighted by completion of the acquisition of Siuslaw Financial Group (Siuslaw) and its subsidiary, Siuslaw Bank, expanding our presence in Oregon and complementing our purchase in June 2014 of six branches in southwestern Oregon (the Branch Acquisition). As a result of the Siuslaw acquisition, on March 6, 2015, the Company acquired approximately $370 million in total assets, $316 million in deposits, $247 million in loans and more than 8,000 new customer relationships.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased $4.2 million, or 10%, to $46.5 million for the quarter ended March 31, 2015, compared to $42.3 million for the same quarter one year earlier. This increase in net interest income reflects the significant growth in earning assets and the increase in interest rate spread and net interest margin which were enhanced by continuing reductions in deposit and other funding costs. Our interest rate spread increased to 4.07% in the current quarter from 4.04% in the quarter ended March 31, 2014 while our net interest margin increased to 4.09% in the current quarter compared to 4.07% in the same quarter a year earlier.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as credit costs and our non-interest operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the valuation of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries and acquisition-related bargain purchase gains and costs.  (See Note 11 of the Selected Notes to the Consolidated Financial Statements.)

Our total other operating income, which includes gains and losses on the sale of securities and changes in the value of financial instruments carried at fair value, was $13.7 million for the quarter ended March 31, 2015, compared to $9.0 million for the quarter ended March 31, 2014. For the quarter ended March 31, 2015, we recorded a net fair value gain of $1.1 million in fair value adjustments and $510,000 in losses on the sale of securities. In comparison, for the quarter ended March 31, 2014, we recorded a net fair value loss of $255,000, partially offset by $35,000 in gains on the sale of securities. Other operating income excluding the gain on sale of securities and changes in the fair value of financial instruments, which we believe is more indicative of our core operations, increased 42% to $13.2 million for the quarter ended March 31, 2015, compared to $9.3 million for the same quarter a year earlier, as a result of meaningfully increased deposit fees and service charges fueled by growth in non-interest-bearing deposit accounts and substantially increased revenues from our mortgage banking operations.

Our total revenues (net interest income before the provision for loan losses plus total other operating income) for the first quarter of 2015 increased $8.9 million to $60.2 million, compared to $51.4 million for the same period a year earlier, as a result of increased net interest income and deposit fees and service charges, positive changes in fair value adjustments, as well as increased mortgage banking revenues.  Our total revenues, excluding changes in the fair value of financial instruments and loss on sale of securities, which we believe are more indicative of our core operations, also were strong at $59.7 million for the quarter ended March 31, 2015, an $8.1 million, or 16% increase, compared to $51.6 million for the same period a year earlier.

Our other operating expenses increased in the first quarter of 2015 compared to a year earlier largely as a result of acquisition-related expenses and the costs associated with 16 branches acquired in June 2014 and March 2015, as well as generally increased salary and employee benefits and advertising and marketing expenses, which were partially offset by an increase in the credit for capitalized loan origination costs.  Other operating expenses were $41.9 million for the quarter ended March 31, 2015, compared to $35.6 million for the same quarter a year earlier.

As a result of adequate reserves already in place representing 1.83% of total loans outstanding at March 31, 2015, we did not record a provision for loan losses in the three months ended March 31, 2015, which was the ninth consecutive quarter for which we had no provision for loan losses. Our reserves at December 31, 2014 and March 31, 2014 were 1.98% and 2.11%, respectively, of total loans outstanding. The allowance for loan losses at March 31, 2015 was $75.4 million, representing 305% of non-performing loans. Non-performing loans increased to $24.7 million at March 31, 2015, including $9.2 million from the Siuslaw acquisition, compared to $16.7 million at December 31, 2014, and increased 8% when compared to $22.9 million a year earlier. (See Note 7, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Non-GAAP financial measures: Other operating income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, and gains or losses on the sale of securities and, in certain periods, acquisition-related bargain purchase gains and costs are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended March 31
	2015	2014

Total other operating income (GAAP)	$13,696	$9,032
Exclude net gain (loss) on sale of securities	510	(35)
Exclude change in valuation of financial instruments carried at fair value	(1,050)	255
Total other operating income from core operations (non-GAAP)	$13,156	$9,252

Net interest income before provision for loan losses	$46,536	$42,339
Total other operating income	13,696	9,032
Total GAAP revenue	60,232	51,371
Exclude net gain (loss) on sale of securities	510	(35)
Exclude change in valuation of financial instruments carried at fair value	(1,050)	255
Revenue from core operations (non-GAAP)	$59,692	$51,591

Income before provision for taxes (GAAP)	$18,318	$15,790
Exclude net gain (loss) on sale of securities	510	(35)
Exclude change in valuation of financial instruments carried at fair value	(1,050)	255
Exclude acquisition related costs	1,648	45
Income from core operations before provision for taxes (non-GAAP)	$19,426	$16,055

Net income (GAAP)	$12,134	$10,549
Exclude net gain (loss) on sale of securities	510	(35)
Exclude change in valuation of financial instruments carried at fair value	(1,050)	255
Exclude acquisition related costs	1,648	45
Exclude related tax expense (benefit)	(120)	(95)
Total earnings from core operations (non-GAAP)	$13,122	$10,719

Acquisition-related costs	(1,648)	(45)
Related tax expense	315	16
Total net effect of acquisition on earnings	$(1,333)	$(29)
Diluted weighted shares outstanding	19,845,019	19,409,584
Total net effect of acquisition-related costs on diluted earnings per share	$(0.07)	$—

The ratio of tangible common stockholders’ equity to tangible assets is also a non-GAAP financial measure. We calculate tangible common equity by excluding goodwill and other intangible assets from stockholders’ equity. We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets. We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. Management believes that this non-GAAP financial measure provides information to investors that is useful in understanding the basis of our capital position (dollars in thousands).

	March 31, 2015	December 31, 2014	March 31, 2014
Stockholders’ equity (GAAP)	$651,313	$582,888	$547,524
Exclude goodwill and other intangible assets, net	27,258	2,831	1,970
Tangible common stockholders’ equity (non-GAAP)	$624,055	$580,057	$545,554
Total assets (GAAP)	$5,211,372	$4,723,163	$4,488,296
Exclude goodwill and other intangible assets, net	27,258	2,831	1,970
Total tangible assets (non-GAAP)	$5,184,114	$4,720,332	$4,486,326
Tangible common stockholders’ equity to tangible assets (non-GAAP)	12.04%	12.29%	12.16%

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. We had meaningful loan growth in the current quarter, including $247 million of loans as a result of the Siuslaw acquisition, and at March 31, 2015 our net loan portfolio totaled $4.039 billion compared to $3.758 billion at December 31, 2014 and $3.449 billion at March 31, 2014.

Our commercial real estate loans for both owner-occupied and investment properties, including construction and development loans for these types of properties, totaled $1.612 billion, or approximately 39% of our loan portfolio at March 31, 2015. In addition, multifamily residential real estate loans, including construction and development loans for these types of properties, totaled $265 million and comprise approximately 6% of our loan portfolio. While our level of activity and investment in commercial and multifamily real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods resulting in growth in these loan balances. In addition, commercial real estate loans comprised a significant portion of the Siuslaw Bank loan portfolio. Commercial real estate loans increased by $180 million during the first three months of 2015 and multifamily loans increased by $37 million.

We also originate residential construction, land and land development loans and, although our portfolio balances are well below the peak levels before the financial crisis, beginning in 2011 and continuing since then we have experienced increased demand for one- to four-family construction loans. Outstanding residential construction, land and land development balances increased $5 million, or 1%, to $327 million at March 31, 2015 compared to $322 million at December 31, 2014 and increased $34 million, or 12%, compared to $293 million at March 31, 2014. Still, residential construction, land and land development loans represented only approximately 8% of our total loan portfolio at March 31, 2015.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. In recent years, our commercial business lending has also included participation in certain national syndicated loans, including shared national credits, which totaled $117 million at March 31, 2015. Commercial and agricultural business loans increased $23 million, or 2%, to $985 million at March 31, 2015, compared to $962 million at December 31, 2014, and have increased $60 million, or 6%, compared to $925 million at March 31, 2014. Commercial and agricultural business loans represented approximately 24% of our portfolio at March 31, 2015.

Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. At March 31, 2015, our outstanding balances for residential mortgages increased $12 million to $552 million, compared to $540 million at December 31, 2014, and have increased $35 million compared to $518 million at March 31, 2014. One- to four-family residential real estate loans represented nearly 13% of our loan portfolio at March 31, 2015. Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. We have increased our emphasis on consumer lending in recent years, although demand for consumer loans has continued to be modest as we believe many consumers have been focused on reducing their personal debt. At March 31, 2015, consumer loans, including consumer loans secured by one- to four-family residences, increased $24 million to $373 million, compared to $349 million at December 31, 2014, and have increased $76 million compared to $297 million at March 31, 2014, with most of the increase arising from the branch and Siuslaw Bank acquisitions and from increased usage of home equity lines of credit.

Deposits: Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our branch expansion over many years, including the Branch Acquisition and Siuslaw acquisition, and our current marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly directed towards increasing transaction and savings accounts and for the past four years we have been very successful in increasing these core deposit balances. The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to prior periods.

Total deposits were $4.319 billion at March 31, 2015, compared to $3.899 billion three months earlier and $3.683 billion a year ago. Non-interest-bearing account balances increased 16% to $1.505 billion at March 31, 2015, compared to $1.299 billion at December 31, 2014, and increased 37% compared to $1.096 billion a year ago largely as a result of our successful client acquisition strategies, the Branch Acquisition ($71 million) and the Siuslaw acquisition ($151 million). Interest-bearing transaction and savings accounts increased 11% to $2.037 billion at March 31, 2015, compared to $1.830 billion at December 31, 2014 and increased 21% compared to $1.682 billion a year ago, while certificates of deposit increased 1% to $778 million at March 31, 2015, compared to $771 million at December 31, 2014 and decreased 14% compared to $905 million a year earlier. Core deposits represented 82% of total deposits at March 31, 2015, compared to 75% of total deposits a year earlier.

Management’s Discussion and Analysis of Results of Operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2014 included in the 2014 Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of or recognition of deferred tax assets and liabilities, and (vi) the application of acquisition accounting standards to acquisition transactions. These policies and judgments, estimates and assumptions are described in greater detail below. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies during the first three months of 2015.

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

Goodwill and other Intangible Assets: (Note 9) Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed, and is not amortized but is reviewed annually for impairment. Other intangible assets consists primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits. Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years. These assets are reviewed at least annually for events or circumstances that could impact their recoverability. These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Business Combinations: (Note 4) Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at estimated fair value at the date of acquisition. Any difference in purchase consideration over the fair value of assets acquired and liabilities assumed results in the recognition of goodwill should purchase consideration exceed net estimated fair values, or a bargain purchase gain, should estimated fair values exceed purchase consideration. Expenses incurred in connection with a business combination are expensed as incurred.

Acquired Loans: Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments.

The cash flows expected to be received over the life of the loans were estimated by management. These cash flows were provided to third party analysts to calculate carrying values of the loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speed assumptions will be periodically reassessed to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a loan's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan using the effective interest method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.

The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the non-accretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses. The purchased credit-impaired loans acquired are and will continue to be subject to the Company's internal and external credit review and monitoring.

For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

General.  Total assets increased $488 million, or 10%, to $5.211 billion at March 31, 2015, from $4.723 billion at December 31, 2014.  Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) increased $282 million, or 7%, to $4.039 billion at March 31, 2015, from $3.758 billion at December 31, 2014. A portion of these increases resulted from the Siuslaw acquisition in which we acquired $247 million in loans and $316 million in deposits when the purchase transaction closed on March 6, 2015.

The increase in net loans included increases of $160 million in commercial real estate loans, including $126 million from the Siuslaw acquisition, $24 million in consumer loans, $41 million in multifamily loans, $53 million in commercial business loans, including $27 million from the Siuslaw acquisition, $8 million in one- to four-family construction loans, $13 million in commercial construction loans, $13 million in one- to four-family residential loans, and $3 million in land and land development loans, partially offset by decreases of $4 million in multifamily construction loans and $30 million in agricultural business loans. The increase in commercial real estate loans included $80 million for investment properties and $81 million for owner-occupied properties. The decrease in agricultural business loans represents a normal seasonal decrease for the first quarter.

The aggregate balance of interest-earning deposits and securities increased $145 million from December 31, 2014 to $782 million at March 31, 2015, largely as a result of the Siuslaw acquisition. Our total investment in securities decreased $15 million to $567 million at March 31, 2015, while interest-earning deposits increased $160 million during the three months ended March 31, 2015 to $215 million. Securities purchases during the three-month period have been modest and were primarily mortgage-backed securities and intermediate-term taxable and tax-exempt municipal securities. Securities sales have also been modest although we did sell substantially all of the securities acquired in the Siuslaw acquisition. The average effective duration of Banner's securities portfolio was approximately 2.8 years at March 31, 2015. Net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were an increase of $1.4 million in the three months ended March 31, 2015. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of 2.3 million for the three months ended March 31, 2015, which was included net of the associated tax expense of $822,000 as a component of other comprehensive income and largely occurred as a result of modestly decreased market interest rates. (See Note 11 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

REO increased $1.5 million, to $4.9 million at March 31, 2015, compared to $3.4 million at December 31, 2014, primarily as a result of properties acquired in the Siuslaw merger. During the three months ended March 31, 2015, we transferred $668,000 of loans into REO, acquired $2.5 million of loans in the Siuslaw acquisition, disposed of $1.7 million of REO properties recognizing $115,000 in gains related to those sales, and did not have any valuation adjustments. (See Note 8 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q and “Asset Quality” discussion below).

Deposits increased $420 million, or 11%, to $4.319 billion at March 31, 2015 from $3.899 billion at December 31, 2014, largely as a result of the Siuslaw acquisition, which accounted for $316 million of the increase for the quarter. Non-interest-bearing deposits increased by $206 million, or 16%, to $1.505 billion at March 31, 2015, compared to $1.299 billion at December 31, 2014, and have increased by 37% compared to a year earlier. Interest-bearing transaction and savings accounts increased by $207 million, or 11%, to $2.037 billion at March 31, 2015 from $1.830 billion at December 31, 2014 and have increased by 21% compared to a year earlier. Certificates of deposit increased $7 million, or 1%, to $778 million at March 31, 2015 from $771 million at December 31, 2014, and have decreased by 14% compared to a year earlier. Core deposits increased to 82% of total deposits at the end of the first quarter, compared to 75% of total deposits a year earlier. The Siuslaw acquisition resulted in a $316 million increase in deposits, including $151 million in non-interest bearing deposits, $140 million in interest-bearing transaction and savings accounts, and $25 million in certificates of deposit as of March 31, 2015.

FHLB advances decreased $32 million to $250,000 at March 31, 2015 from $32 million at December 31, 2014 as we used our excess liquidity to repay maturing FHLB advances. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $20 million, or 26%, to $97 million at March 31, 2015, compared to $77 million at December 31, 2014. A junior subordinated debenture with a fair value of $6 million was acquired in the Siuslaw acquisition. No additional junior subordinated debentures were issued or matured during the quarter and in addition to the acquisition of the junior subordinated debenture the estimated fair value of these instruments increased $366,000 to $84 million at March 31, 2015 from $78 million at December 31, 2014. For more information, see Notes 10 and 11 of the Selected Notes to the Consolidated Financial Statements.

Total stockholders' equity increased $68 million, or 12%, to $651 million at March 31, 2015 compared to $583 million at December 31, 2014. The increase in equity primarily reflects the common shares issued in the Siuslaw acquisition and the year-to-date net income reduced by payment of dividends to common stockholders. In addition, there was an improvement of $1.4 million in accumulated other comprehensive income representing an unrealized gain, net of tax, on securities available-for-sale. Tangible common stockholders' equity, which excludes intangible assets, increased $44 million to $624 million, or 12.04% of tangible assets at March 31, 2015, compared to $580 million, or 12.29% of tangible assets at December 31, 2014. In the three months ended March 31, 2015, we did not have any repurchases of our common stock as part of the publicly announced repurchase plan, but 5,671 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

For the quarter ended March 31, 2015, net income was $12.1 million, or $0.61 per diluted share. This compares to net income of $10.5 million, or $0.54 per diluted share, for the quarter ended March 31, 2014. As expected, our current quarter operating results continued to be influenced by very low interest rates which produced downward pressure on asset yields. Nonetheless, significant growth in earning assets, as well as changes in the asset mix and further reductions in funding costs combined to offset this yield pressure. In addition, credit costs remained low and deposit fees and other payment processing revenues increased compared to a year earlier reflecting further growth in client relationships. We also experienced substantial growth in mortgage banking revenues, which increased 23% to $8.1 million in the current quarter ended March 31, 2015 compared to the same period a year ago as low interest rates contributed to robust loan origination activity. As a result, net income for the current quarter ended March 31, 2015 was solid, representing further progress on our strategic priorities and initiatives, and produced an annualized return on average assets of 1.02%, an improvement from 0.97% in the comparable period a year ago.

Net Interest Income. Net interest income before provision for loan losses increased by $4.2 million, or 10%, to $46.5 million for the quarter ended March 31, 2015, compared to $42.3 million for the same quarter one year earlier, as a small increase in the net interest margin was enhanced by a $391.0 million increase in the average balance of interest-earning assets. The net interest margin of 4.09% for the quarter ended March 31, 2015 was two basis points higher than for the same quarter in the prior year. The increase in the net interest margin compared to a year earlier reflects changes in the mix of earning assets and modest reductions in deposit and funding costs, which were sufficient to offset the impact of persistently low market interest rates on earning asset yields. The accretion of discounts on the loans acquired in the Siuslaw merger added one basis point to the net interest margin in the quarter ended March 31, 2015, while nonaccrual loans reduced the net interest margin by two basis points. Nonaccrual loans also reduced the net interest margin by two basis points in the quarter ended March 31, 2014.

The net interest spread increased to 4.07% for the quarter ended March 31, 2015 compared to 4.04% for the quarter ended March 31, 2014. Reflecting generally lower market interest rates as well as changes in asset mix, the yield on interest-earning assets for the quarter ended March 31, 2015 was 4.31%, a decrease of two basis points compared to the same quarter a year earlier. While declining more than asset yields, funding costs were also only modestly lower, especially deposit costs which decreased just four basis points to 0.18% from 0.22% a year earlier, leading to a decrease of five basis points for all funding liabilities to 0.24% for the quarter ended March 31, 2015 compared to 0.29% for the quarter ended March 31, 2014.

Interest Income. Interest income for the quarter ended March 31, 2015 was $49.1 million, compared to $45.1 million for the same quarter in the prior year, an increase of $4.0 million, or 9%.  The increase in interest income occurred as a result of an increase in the average balances of interest-earning assets, which was partially offset by a decline in the yield. The average balance of interest-earning assets was $4.612 billion for the quarter ended March 31, 2015, an increase of $391 million, or 9%, compared to $4.221 billion one year earlier. The yield on average interest-earning assets decreased to 4.31% for the quarter ended March 31, 2015, compared to 4.33% for the same quarter one year earlier. The decrease in the yield on earning assets reflects the continuing erosion of yields as loans mature or prepay and are replaced by lower yielding assets in the current low interest rate environment. Average loans receivable for the quarter ended March 31, 2015 increased $445 million, or 13%, to $3.920 billion, compared to $3.475 billion for the same quarter in the prior year. Interest income on loans increased by $4.6 million, or 11%, to $46.4 million for the current quarter from $41.7 million for the quarter ended March 31, 2014, reflecting the impact of the $445 million increase in average loan balances, partially offset by a seven basis point decrease in the average yield on loans.  The average yield on loans was 4.80% for the quarter ended March 31, 2015, compared to 4.87% for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock decreased to $692 million for the quarter ended March 31, 2015 (excluding the effect of fair value adjustments), compared to $746 million for the quarter ended March 31, 2014; and the interest and dividend income from those investments decreased by $659,000 compared to the same quarter in the prior year. The average yield on the combined portfolio decreased to 1.58% for the quarter ended March 31, 2015, from 1.83% for the same quarter one year earlier. The decrease in the yield on the combined portfolio was the result of a more significant portion of the portfolio being invested in daily interest-bearing deposits as well as the adverse impact of accelerated premium amortization on certain mortgage- backed securities caused by increased prepayments on the underlying loans. The yield on the combined portfolio benefited slightly from an $8 million reduction in the average balance of FHLB stock which had a very low 0.11% dividend yield. For the quarter ended March 31, 2015, the yield on mortgage-backed securities decreased 34 basis points to 1.35% compared to the quarter ended March 31, 2014, largely as a result of unanticipated prepayments on multifamily loans underlying certain securities that had significant unamortized purchase premiums. For the quarter ended March 31, 2015, the yield on other securities decreased one basis point to 2.47% compared to the quarter ended March 31, 2014.

Interest Expense. Interest expense for the quarter ended March 31, 2015 was $2.5 million, compared to $2.8 million for the same quarter in the prior year, a decrease of $234,000, or 8%. The decrease in interest expense occurred as a result of a five basis point decrease in the average cost of all funding liabilities to 0.24% for the quarter ended March 31, 2015, from 0.29% for the same quarter one year earlier, partially offset by a $348 million increase in average funding liabilities. The increase in average funding liabilities reflects increases in core deposits, including non-interest-bearing accounts, partially offset by a continued decline in the average balance of certificates of deposit as well as decreased average advances from FHLB and other borrowings compared to one year ago.

Deposit interest expense decreased $231,000, or 12%, to $1.7 million for the quarter ended March 31, 2015, compared to $2.0 million for the same quarter in the prior year, as a result of a four basis point decrease in the cost of deposits. Average deposit balances increased to $3.998 billion for the quarter ended March 31, 2015, from $3.619 billion for the quarter ended March 31, 2014, and the average rate paid on deposit balances decreased to 0.18% in the first quarter of 2015 from 0.22% for the quarter ended March 31, 2014. The cost of interest-bearing deposits decreased by five basis points to 0.26% for the quarter ended March 31, 2015 compared to 0.31% in the same quarter a year earlier. Significantly contributing to the decrease in total deposit costs was a $255 million increase in the average balances of non-interest-bearing accounts. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates as evidenced by the continuing decline in our deposit costs despite relatively stable short-term market interest rates over the past twelve months. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, have meaningfully contributed to the decrease in our funding costs compared to earlier periods.

Average FHLB advances (excluding the effect of fair value adjustments) were $18 million for the quarter ended March 31, 2015, compared to $50 million for the same quarter one year earlier, and the average rate paid on FHLB advances for the quarter ended March 31, 2015 decreased to 0.39% from 0.31% for the same quarter one year earlier. Interest expense on FHLB advances decreased to $17,000 for the quarter ended March 31, 2015 from $38,000 for the quarter ended March 31, 2014.

Other borrowings consist primarily of retail repurchase agreements with customers secured by certain investment securities. The average balance for other borrowings remained unchanged at $88 million for both the current quarter and the same quarter a year earlier, while the rate on other borrowings also remained unchanged at 0.20% for both periods. Likewise, interest expense for other borrowings was essentially unchanged at $43,000 for the quarter ended March 31, 2015, compared to $44,000 for the quarter ended March 31, 2014.

Junior subordinated debentures which were issued in connection with our issuance of trust preferred securities had an average balance of $126 million (excluding the effect of fair value adjustments) and an average cost of 2.38% for the quarter ended March 31, 2015. Both the average balance and average cost of these borrowings increased slightly compared to the same period a year earlier as a result of a $6 million junior subordinated debenture acquired in the Siuslaw acquisition. Junior subordinated debentures outstanding had an average balance of $124 million (excluding the effect of fair value adjustments) with lower average costs of 2.36% for the quarter ended March 31, 2014. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.

Analysis of Net Interest Spread. The following table presents for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$2,913,207	$35,561	4.95%	$2,511,528	$31,152	5.03%
Commercial/agricultural loans	885,940	8,967	4.10	852,654	8,853	4.21
Consumer and other loans	121,108	1,837	6.15	111,187	1,738	6.34
Total loans (1)	3,920,255	46,365	4.80	3,475,369	41,743	4.87
Mortgage-backed securities	308,068	1,027	1.35	352,355	1,471	1.69
Other securities	265,796	1,617	2.47	300,257	1,838	2.48
Interest-bearing deposits with banks	91,202	53	0.24	58,352	45	0.31
FHLB stock	26,942	7	0.11	35,152	9	0.10
Total investment securities	692,008	2,704	1.58	746,116	3,363	1.83
Total interest-earning assets	4,612,263	49,069	4.31	4,221,485	45,106	4.33
Non-interest-earning assets	230,634			200,227
Total assets	$4,842,897			$4,421,712
Deposits:
Interest-bearing checking accounts	$445,614	90	0.08	$418,988	85	0.08
Savings accounts	929,852	344	0.15	819,323	320	0.16
Money market accounts	521,839	203	0.16	414,959	197	0.19
Certificates of deposit	769,378	1,096	0.58	889,907	1,362	0.62
Total interest-bearing deposits	2,666,683	1,733	0.26	2,543,177	1,964	0.31
Non-interest-bearing deposits	1,331,080	—	—	1,076,122	—	—
Total deposits	3,997,763	1,733	0.18	3,619,299	1,964	0.22
Other interest-bearing liabilities:
FHLB advances	17,744	17	0.39	50,491	38	0.31
Other borrowings	88,304	43	0.20	88,171	44	0.20
Junior subordinated debentures	126,099	740	2.38	123,716	721	2.36
Total borrowings	232,147	800	1.40	262,378	803	1.24
Total funding liabilities	4,229,910	2,533	0.24	3,881,677	2,767	0.29
Other non-interest-bearing liabilities (2)	4,569			(6,083)
Total liabilities	4,234,479			3,875,594
Stockholders’ equity	608,418			546,118
Total liabilities and stockholders’ equity	$4,842,897			$4,421,712
Net interest income/rate spread		$46,536	4.07%		$42,339	4.04%
Net interest margin			4.09%			4.07%
Additional Key Financial Ratios:
Return on average assets			1.02%			0.97%
Return on average equity			8.09			7.83
Average equity / average assets			12.56			12.35
Average interest-earning assets / average interest-bearing liabilities			159.11			150.47
Average interest-earning assets / average funding liabilities			109.04			108.75
Non-interest (other operating) income / average assets			1.15			0.83
Non-interest (other operating) expense / average assets			3.51			3.26
Efficiency ratio (4)			69.59			69.26

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income).

Provision and Allowance for Loan Losses. As a result of adequate reserves already in place representing 1.83% of total loans outstanding, as well as continuing strong loan performance and credit quality metrics, we did not record a provision for loan losses in the quarter ended March 31, 2015. Similarly, we did not record a provision in the quarter ended March 31, 2014. As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. While our credit quality indicators remained solid, eliminating the need for a provision for loan losses for the first three months of 2015, reflecting lingering uncertainty in the economy, we continue to maintain a substantial allowance for loan losses at March 31, 2015.

We recorded net charge-offs of $542,000 for the quarter ended March 31, 2015, compared to net recoveries of $113,000 for the same quarter in the prior year. Non-performing loans were $25 million at March 31, 2015, including $9 million from the Siuslaw acquisition, compared to $17 million at December 31, 2014 and $23 million at March 31, 2014. A comparison of the allowance for loan losses at March 31, 2015 and 2014 reflects an increase of $1 million to $75 million at March 31, 2015, from $74 million at March 31, 2014.  Included in our allowance at March 31, 2015 was an unallocated portion of $2 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable including loans acquired in business combinations carried at fair value and excluding allowance for losses) decreased to 1.83% at March 31, 2015, from 2.11% at March 31, 2014. Further, with the increase in problem loans, the allowance as a percentage of non-performing loans (including non-performing loans acquired in business combinations) decreased to 305% at March 31, 2015, compared to 454% of non-performing loans at December 31, 2014 and 325% a year earlier.

As of March 31, 2015, we had identified $52 million of impaired loans. Impaired loans are comprised of loans on nonaccrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools. For more information on these impaired loans, refer to Note 7 of the Selected Notes to the Consolidated Financial Statements, Loans Receivable and the Allowance for Loan Losses, and Note 11, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of March 31, 2015 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income. Other operating income, which includes changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, and net gain or loss on sale of securities, as well as non-interest revenues from core operations, was $13.7 million for the quarter ended March 31, 2015, compared to $9.0 million for the same quarter in the prior year. Our other operating income for the three months ended March 31, 2015 included a $1.1 million net gain for fair value adjustments, which was partially offset by a $510,000 net loss on the sale of securities. The net fair value adjustment and loss on sale of securities principally related to the sale of one pooled trust preferred collateralized debt obligation security and the partial redemption of a second similar security (TRUP CDOs) which had been carried at fair value. During the quarter ended March 31, 2014, fair value adjustments resulted in a net loss of $255,000. For a more detailed discussion of our fair value adjustments, please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Excluding the fair value and net gain or loss on sale of securities, other operating income from core operations increased by $3.9 million, or 42%, to $13.2 million for the quarter ended March 31, 2015, compared to $9.3 million for the quarter ended March 31, 2014, largely as a result of increased revenues from deposit fees and other service charges and increased mortgage banking income. Deposit fees and other service charges increased by $1.5 million compared to the first quarter a year ago reflecting growth in the number of deposit accounts, increased transaction activity and our decision to change our debit and credit card relationship to MasterCard®. Mortgage banking revenues increased by $2.3 million reflecting increased mortgage refinancing activity, as well as a strong home purchase market and our increased market presence as a result of additions to our production staff.

Other Operating Expenses. Other operating expenses increased by $6.3 million, to $41.9 million for the quarter ended March 31, 2015, compared to $35.6 million for the quarter ended March 31, 2014, largely as a result of acquisition-related expenses and the costs associated with operating the 16 branches acquired in June 2014 and March 2015, as well as generally increased salary and employee benefits and advertising and marketing expenses, which were partially offset by an increase in the credit for capitalized loan origination costs. Acquisition-related costs were $1.6 million for the quarter ended March 31, 2015 compared to $45,000 in the same quarter one year ago.

Salary and employee benefits expense increased $3.1 million, or 15%, to $24.3 million for the quarter ended March 31, 2015, compared to $21.2 million for the quarter ended March 31, 2014, in part reflecting the incremental staffing associated with the Branch Acquisition in June 2014 as well as one month of expense related to the Siuslaw acquisition in March 2015. The increased expense also was the result of salary and wage adjustments and increased incentive compensation accruals, health insurance and other benefit costs and mortgage banking commissions related to the ongoing operations of the rest of the Company.

Partially offsetting the increase in compensation, the credit for capitalized loan origination costs increased by $643,000 compared to the same quarter a year earlier reflecting increased loan production. Advertising and marketing expenses increased $555,000, or 53%, to $1.6 million for the quarter ended March 31, 2015, compared to $1.1 million for the quarter ended March 31, 2014 as a result of increased direct mail advertising and expanded market areas, as well as certain front-loaded costs for new media campaigns. Payment and card processing expenses increased $501,000, or 20%, compared to the same period one year earlier, reflecting increased transactions as a result of the significant growth in core deposit accounts. Occupancy expense increased $310,000, or 5%, to $6.0 million for the quarter ended March 31, 2015, compared to $5.7 million for the quarter ended March 31, 2014, in part reflecting the additional branch locations from the Branch Acquisition and the Siuslaw acquisition, but also as a result of increased depreciation expense related to computer hardware and software upgrades and building repair and maintenance expenses. Information and computer data services increased $318,000, or 16%. The net charge from REO operations was $24,000 for the quarter ended March 31, 2015 compared to a net charge of $39,000 for the quarter ended March 31, 2014. Professional services expense was $192,000, 19% lower than in the prior year.

Income Taxes. In the quarter ended March 31, 2015, we recognized $6.2 million in income tax expense for an effective tax rate of 33.8%, which reflects our normal statutory tax rate increased by the effect of certain non-deductible merger expenses and reduced by the effect of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and 7.4% Idaho income tax rates. For the quarter ended March 31, 2014, we recognized $5.2 million in income tax expense for an effective tax rate of 33.2%. For more discussion on our income taxes, please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Achieving and maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. As a result, our non-performing assets declined substantially in recent years, although our non-performing assets increased modestly during the most recent quarter as a result of $9.2 million of non-performing loans and $2.5 million of real estate owned acquired in the Siuslaw merger. While these assets acquired in the merger transaction have been recorded at fair values, including appropriate present value discounting of expected cash flows which can be interpreted as converting the loans to performing status, we have chosen to include them in our non-performing asset totals and related credit metrics to present a more complete representation of our asset quality. In addition to the discounts associated with the loans acquired in business combinations, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates. While our non-performing assets and credit costs have been materially reduced compared to past periods, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-Performing Assets:  Non-performing assets increased to $30 million, or 0.57% of total assets, at March 31, 2015, from $20 million, or 0.43% of total assets, at December 31, 2014, and $26 million, or 0.59% of total assets, at March 31, 2014. Our allowance for loan losses was $75 million, or 1.83% of total loans and 305% of non-performing loans at March 31, 2015, compared to $76 million, or 1.98% of total loans and 454% of non-performing loans at December 31, 2014.  We believe our level of non-performing loans and assets, which increased modestly primarily as a result of the Siuslaw merger, is manageable and continue to believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion. The primary components of the $30 million in non-performing assets were $23 million in nonaccrual loans, $2 million in loans more than 90 days delinquent and still accruing interest, and $5 million in REO and other repossessed assets.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At March 31, 2015, we had $23 million of restructured loans currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	March 31, 2015	December 31, 2014	March 31, 2014
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$4,141	$1,132	$6,201
Multifamily	578	—	—
Construction and land	7,522	1,275	2,135
One- to four-family	7,111	8,834	10,587
Commercial business	418	537	977
Agricultural business, including secured by farmland	1,566	1,597	—
Consumer	1,843	1,187	1,399
	23,179	14,562	21,299
Loans more than 90 days delinquent, still on accrual:
One- to four-family	1,548	2,095	1,465
Agricultural business, including secured by farmland	—	—	104
Consumer	7	79	—
	1,555	2,174	1,569
Total non-performing loans	24,734	16,736	22,868
REO, net (2)	4,922	3,352	3,236
Other repossessed assets held for sale	62	76	273
Total non-performing assets	$29,718	$20,164	$26,377

Total non-performing loans to loans before allowance for loan losses	0.60%	0.44%	0.65%
Total non-performing loans to total assets	0.47%	0.35%	0.51%
Total non-performing assets to total assets	0.57%	0.43%	0.59%

Restructured loans (3)	$23,180	$29,154	$40,165

Loans 30-89 days past due and on accrual	$8,157	$8,387	$12,662

(1)	Includes $2.4 million of nonaccrual restructured loans. For the three months ended March 31, 2015, $34,000 in interest income would have been recorded had nonaccrual loans been current.

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

(3)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at March 31, 2015 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Secured by real estate:
Commercial	$2,259	$1,847	$35	$4,141
Multifamily	—	578	—	578
Construction and land
One- to four-family construction	—	1,388	—	1,388
Residential land acquisition & development	—	750	—	750
Residential land improved lots	—	514	—	514
Commercial land improved	—	4,870	—	4,870
Total construction and land	—	7,522	—	7,522
One- to four-family	7,282	1,012	365	8,659
Commercial business	384	34	—	418
Agricultural business, including secured by farmland	772	794	—	1,566
Consumer	1,182	479	189	1,850
Total non-performing loans	11,879	12,266	589	24,734
REO	1,056	3,833	33	4,922
Other repossessed assets	54	8	—	62
Total non-performing assets	$12,989	$16,107	$622	$29,718
Percent of non-performing assets	44%	54%	2%	100%

In addition to the non-performing loans as of March 31, 2015, we had other classified loans with an aggregate outstanding balance of $88 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

Within our non-performing loans, we have three non-accrual lending relationships with aggregate loan exposure in excess of $1.0 million that collectively comprise $6.7 million, or 27.2%, of our total non-performing loans as of March 31, 2015. At that date the single largest non-performing lending relationship consisted of one loan that totaled $3.6 million secured by four commercial lots in the Lane County, Oregon area. The second largest non-performing lending relationship consisted of one loan of $1.8 million secured by golf course property, business assets and fixtures in the Lane County, Oregon area. The third largest non-performing lending relationship consisted of one loan that totaled $1.3 million and is secured by a 17-acre parcel in the Lane County, Oregon area. The remaining balance of our non-performing loans consists of 133 lending relationships, each less than $1.0 million, with borrowers located throughout our market area.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the property, less estimate selling costs, or the carrying value of the loan. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the quarter ended March 31, 2015, we had no impairment charges, compared to the quarter ended March 31, 2014 in which we recognized $37,000 of impairment charges related to these types of assets.

At March 31, 2015, we had $4.9 million of REO, the most significant components of which are a commercial office building with two parcels of land in the Lane County, Oregon area with a book value of $1.0 million; a single family residence also in the Lane County, Oregon area with a book value of $680,000; a subdivision in the greater Portland, Oregon area consisting of seven residential buildable lots and 33.2 acres of undeveloped land with a book value of $654,000; and one single family residence in the greater Spokane, Washington area with a book value of $535,000. All other REO holdings have individual book values of less than $500,000. The geographical distribution of REO include approximately $2.5 million in the Lane County, Oregon area, or 51% and $1.3 million in the greater Portland, Oregon area, or 27%. All other areas of Washington, Oregon and Idaho had a combined book value of $1.1 million, or 22%.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the three months ended March 31, 2015 and 2014, our loan originations exceeded our loan repayments by $139 million and $121 million, respectively. During those periods we purchased loans of $42 million and $54 million, respectively.  During the three months ended March 31, 2015 and 2014, we sold $148 million and $70 million, respectively, of loans.  Securities purchased during the three months ended March 31, 2015 and 2014 totaled $30 million and $39 million, respectively, and securities repayments, maturities and sales were $60 million and $43 million, respectively.

Our primary financing activity is gathering deposits. Deposits increased by $420 million during the first three months of 2015, including an $8 million increase in certificates of deposits. The Siuslaw acquisition contributed $316 million to the increase in deposits, including $151 million in non-interest bearing deposits, $140 million in interest-bearing transaction and savings accounts, and $25 million in certificates of deposit as of March 31, 2015. Certificates of deposits are generally more vulnerable to competition and price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2015, certificates of deposit amounted to $778 million, or 18% of our total deposits, including $570 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) decreased $32 million from December 31, 2014 to $250,000 at March 31, 2015, and decreased $48 million from March 31, 2014 as we used our excess liquidity to repay maturing FHLB advances and increased deposits were available to fund lending needs. As of March 31, 2015, FHLB advances consisted of one long-term borrowing tied to a specific loan customer's outstanding loan balance. Other borrowings increased $20 million to $97 million for the three months ended March 31, 2015 and increased $7 million from one year ago. The increase in other borrowings in the three months ended March 31, 2015 was due to an increase of retail repurchase agreements.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the three months ended March 31, 2015 and 2014, we used our sources of funds primarily to fund loan commitments, purchase securities, and pay maturing savings certificates and deposit withdrawals. At March 31, 2015, we had outstanding loan commitments totaling $1.390 billion, including undisbursed loans in process and unused credit lines totaling $1.328 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Seattle, which at March 31, 2015 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $1.1 billion, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $25 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $250,000 at March 31, 2015. In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $657 million as of March 31, 2015, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at March 31, 2015 or December 31, 2014.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At March 31, 2015, the Company (on an unconsolidated basis) had liquid assets of $44.0 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards, including the newly implemented Basel III and Dodd Frank standards.  During the three months ended March 31, 2015, total stockholders' equity increased $68 million, or 12%, to $651 million.  Total equity at March 31, 2015 is entirely attributable to common stock.  At March 31, 2015, tangible common stockholders’ equity, which excludes other goodwill and other intangible assets, was $624 million, or 12.04% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common stockholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  At March 31, 2015, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2014 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of March 31, 2015, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Banner Corporation—consolidated
Total capital to risk-weighted assets	$765,536	16.52%	$370,698	8.00%	$463,372	10.00%
Tier 1 capital to risk-weighted assets	707,388	15.27	278,023	6.00	370,698	8.00
Tier 1 leverage capital to average assets	707,388	14.68	192,811	4.00	241,014	5.00
Common equity tier 1 capital	627,286	13.54	208,518	4.50	301,192	6.50
Banner Bank
Total capital to risk-weighted assets	677,366	15.17	357,236	8.00	446,544	10.00
Tier 1 capital to risk-weighted assets	621,324	13.91	267,927	6.00	357,236	8.00
Tier 1 leverage capital to average assets	621,324	13.57	184,042	4.00	230,053	5.00
Common equity tier 1 capital	621,324	13.91	200,945	4.50	290,254	6.50
Islanders Bank
Total capital to risk-weighted assets	37,233	19.32	15,419	8.00	19,273	10.00
Tier 1 capital to risk-weighted assets	34,824	18.07	11,564	6.00	15,419	8.00
Tier 1 leverage capital to average assets	34,824	13.95	9,983	4.00	12,478	5.00
Common equity tier 1 capital	34,824	18.07	8,673	4.50	12,528	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of March 31, 2015, our loans with interest rate floors totaled approximately $1.8 billion and had a weighted average floor rate of 4.8%. An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits. By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid. As a result, a prolonged period of very low interest rates will likely result in further compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth, as of March 31, 2015, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$6,688	3.4%	$27,308	7.00%	$2,138	0.3%
+300	4,360	2.2	19,784	5.10	11,022	1.4
+200	2,105	1.1	12,347	3.20	14,653	1.8
+100	359	0.2	5,521	1.40	14,755	1.8
0	—	—	—	—	—	—
-25	56	—	(1,352)	(0.30)	(16,376)	(2.0)
-50	(680)	(0.3)	(4,434)	(1.10)	(53,503)	(6.6)

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2015 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2015, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $863 million, representing a one-year cumulative gap to total assets ratio of 16.56%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2015 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$239,627	$14,241	$14,214	$1,768	$153	$26	$270,029
Fixed-rate mortgage loans	160,754	97,479	272,278	151,781	202,563	106,952	991,807
Adjustable-rate mortgage loans	579,889	168,980	531,388	284,061	27,558	557	1,592,433
Fixed-rate mortgage-backed securities	53,878	48,932	144,357	25,273	10,571	13,178	296,189
Adjustable-rate mortgage-backed securities	2,160	—	—	—	—	—	2,160
Fixed-rate commercial/agricultural loans	57,424	48,824	103,421	46,414	18,004	3,065	277,152
Adjustable-rate commercial/agricultural loans	569,535	11,035	39,272	24,399	2,758	—	646,999
Consumer and other loans	219,546	17,452	64,834	23,799	16,267	4,165	346,063
Investment securities and interest-earning deposits	272,292	13,759	39,605	75,710	54,572	38,583	494,521
Total rate sensitive assets	2,155,105	420,702	1,209,369	633,205	332,446	166,526	4,917,353
Interest-bearing liabilities: (2)
Regular savings	146,974	146,974	342,938	342,938	—	—	979,824
Interest checking accounts	89,005	67,593	157,717	157,717	—	—	472,032
Money market deposit accounts	292,372	175,423	116,949	—	—	—	584,744
Certificates of deposit	355,631	209,738	165,582	37,725	9,334	39	778,049
Junior subordinated debentures	131,964	—	—	—	—	—	131,964
Retail repurchase agreements	97,020	—	—	—	—	—	97,020
Total rate sensitive liabilities	1,112,966	599,728	783,186	538,380	9,334	39	3,043,633
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$1,042,139	$(179,026)	$426,183	$94,825	$323,112	$166,487	$1,873,720
Cumulative excess (deficiency) of interest-sensitive assets	$1,042,139	$863,113	$1,289,296	$1,384,121	$1,707,233	$1,873,720	$1,873,720
Cumulative ratio of interest-earning assets to interest-bearing liabilities	193.64%	150.40%	151.66%	145.62%	156.09%	161.56%	161.56%
Interest sensitivity gap to total assets	20.00%	(3.44)%	8.18%	1.82%	6.20%	3.19%	35.95%
Ratio of cumulative gap to total assets	20.00%	16.56%	24.74%	26.56%	32.76%	35.95%	35.95%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(255) million, or (4.90)% of total assets at March 31, 2015.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-26584) or otherwise previously disclosed in our Form 10-Q reports filed subsequently.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2015:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plans
January 1, 2015 - January 31, 2015	—	$—	n/a	978,826
February 1, 2015 - February 28, 2015	1,412	44.14	n/a	978,826
March 1, 2015 - March 31, 2015	4,259	45.22	n/a	1,044,922
Total for quarter	5,671	44.95	n/a	1,044,922

The 5,671 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

On March 26, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 978,826 shares of the Company's common stock, or 5% of the Company's outstanding shares. No shares were purchased under this authorization which has now expired.

On March 25, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 1,044,922 shares of the Company's common stock, or 5% of the Company's outstanding shares. Under the plan, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

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

3{b}
Articles of Amendment to Amended and Restated Articles of Incorporation of Registrant for non-voting common stock [incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 18, 2015 (File No. 000-26584)]

3{c}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 000-26584)].

4{a}
Warrant to purchase shares of the Registrant's common stock dated November 21, 2008 [incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)]

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

10{r}
2014 Omnibus Incentive Plan [incorporated by reference as Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 000-26584)] and amendments [incorporated by reference to the Form 8-K filed on March 25, 2015 (File No. 000-26584)].

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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 8, 2015	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 8, 2015	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)