Form 10-Q
period 2015-06-30
BANNER CORP
filed 2015-08-07
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________

 Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of July 31, 2015
Common Stock, $.01 par value per share			20,962,398 shares *

BANNER CORPORATION AND SUBSIDIARIES

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2015 and December 31, 2014

ASSETS	June 30 2015	December 31 2014
Cash and due from banks	$85,598	$71,077
Interest bearing deposits	98,376	54,995
Total cash and cash equivalents	183,974	126,072
Securities—trading, amortized cost $37,055 and $47,480, respectively	32,404	40,258
Securities—available-for-sale, amortized cost $387,521 and $411,424, respectively	387,876	411,021
Securities—held-to-maturity, fair value $137,267 and $137,608, respectively	132,197	131,258
Federal Home Loan Bank (FHLB) stock	6,120	27,036
Loans receivable:
Held for sale	1,154	2,786
Held for portfolio	4,245,322	3,831,034
Allowance for loan losses	(77,329)	(75,907)
	4,169,147	3,757,913
Accrued interest receivable	16,792	15,279
Real estate owned (REO), held for sale, net	6,105	3,352
Property and equipment, net	101,141	91,185
Goodwill and other intangibles, net	26,891	2,831
Bank-owned life insurance (BOLI)	71,744	63,759
Deferred tax assets, net	23,680	23,871
Other assets	36,187	29,328
	$5,194,258	$4,723,163
LIABILITIES
Deposits:
Non-interest-bearing	$1,484,315	$1,298,866
Interest-bearing transaction and savings accounts	2,047,050	1,829,568
Interest-bearing certificates	765,780	770,516
	4,297,145	3,898,950
Advances from FHLB at fair value	236	32,250
Other borrowings	94,523	77,185
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	84,694	78,001
Accrued expenses and other liabilities	36,131	37,082
Deferred compensation	20,879	16,807
	4,533,608	4,140,275
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 20,970,681 shares issued and outstanding at June 30, 2015; 19,571,548 shares issued and outstanding at December 31, 2014	628,327	568,882
Common stock (non-voting) - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2015; no shares issued and outstanding at December 31, 2014	—	—
Retained earnings	32,096	14,264
Carrying value of shares held in trust for stock related compensation plans	(6,993)	(6,669)
Liability for common stock issued to deferred, stock related, compensation plans	6,993	6,669
Accumulated other comprehensive income (loss)	227	(258)
	660,650	582,888
	$5,194,258	$4,723,163
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
INTEREST INCOME:
Loans receivable	$51,078	$43,199	$97,443	$84,942
Mortgage-backed securities	1,275	1,446	2,302	2,917
Securities and cash equivalents	1,723	1,895	3,400	3,787
	54,076	46,540	103,145	91,646
INTEREST EXPENSE:
Deposits	1,768	1,910	3,501	3,874
FHLB advances	3	51	20	90
Other borrowings	48	45	91	89
Junior subordinated debentures	800	726	1,541	1,446
	2,619	2,732	5,153	5,499
Net interest income before provision for loan losses	51,457	43,808	97,992	86,147
PROVISION FOR LOAN LOSSES	—	—	—	—
Net interest income	51,457	43,808	97,992	86,147
OTHER OPERATING INCOME:
Deposit fees and other service charges	9,563	7,346	17,689	13,947
Mortgage banking operations	4,703	2,600	8,812	4,440
Miscellaneous	1,106	821	2,027	1,632
	15,372	10,767	28,528	20,019
Gain (loss) on sale of securities	(28)	—	(537)	35
Net change in valuation of financial instruments carried at fair value	797	464	1,847	209
Acquisition bargain purchase gain	—	9,079	—	9,079
Total other operating income	16,141	20,310	29,838	29,342
OTHER OPERATING EXPENSES:
Salary and employee benefits	26,744	22,330	51,031	43,486
Less capitalized loan origination costs	(3,787)	(3,282)	(6,625)	(5,477)
Occupancy and equipment	6,357	5,540	12,363	11,236
Information/computer data services	2,273	1,918	4,526	3,853
Payment and card processing expenses	3,742	2,746	6,758	5,261
Professional services	721	1,109	1,536	2,115
Advertising and marketing	2,198	1,370	3,808	2,425
Deposit insurance	625	637	1,192	1,213
State/municipal business and use taxes	455	388	908	547
REO operations	167	(109)	191	(70)
Amortization of core deposit intangibles	367	450	983	929
Miscellaneous	3,987	3,359	7,445	6,473
	43,849	36,456	84,116	71,991
Acquisition-related costs	3,885	1,979	5,533	2,024
Total other operating expenses	47,734	38,435	89,649	74,015
Income before provision for income taxes	19,864	25,683	38,181	41,474
PROVISION FOR INCOME TAXES	6,615	8,696	12,798	13,937
NET INCOME	$13,249	$16,987	$25,383	$27,537
Earnings per common share:
Basic	$0.64	$0.88	$1.25	$1.42
Diluted	$0.64	$0.88	$1.25	$1.42
Cumulative dividends declared per common share	$0.18	$0.18	$0.36	$0.36
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
NET INCOME	$13,249	$16,987	$25,383	$27,537
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	(1,400)	2,330	883	4,836
Income tax benefit (expense) related to available-for-sale securities unrealized holding gain (loss)	504	(845)	(318)	(1,747)
Reclassification for net gains on available-for-sale securities realized in earnings	(21)	—	(125)	(34)
Income tax benefit related to available-for-sale securities realized gains	8	—	45	12
Other comprehensive income (loss)	(909)	1,485	485	3,067
COMPREHENSIVE INCOME	$12,340	$18,472	$25,868	$30,604

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Six Months Ended June 30, 2015 and the Year Ended December 31, 2014

	Common Stock and Paid in Capital		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014	19,543,769	$569,028	$(25,714)	$(2,996)	$(1,987)	$538,331
Net income			54,070			54,070
Other comprehensive income, net of income tax				2,738		2,738
Accrual of dividends on common stock ($0.54/share cumulative)			(14,092)			(14,092)
Redemption of unallocated shares upon termination of ESOP	(34,340)	(1,987)			1,987	—
Repurchase of shares upon termination of ESOP	(13,550)	(555)				(555)
Proceeds from issuance of common stock for stockholder reinvestment program	3,170	127				127
Issuance of restricted stock and recognition of share-based compensation	72,499	2,269				2,269
BALANCE, December 31, 2014	19,571,548	$568,882	$14,264	$(258)	$—	$582,888

Balance, January 1, 2015	19,571,548	$568,882	$14,264	$(258)	$—	$582,888
Net income			25,383			25,383
Other comprehensive income, net of income tax				485		485
Accrual of dividends on common stock ($0.36/share cumulative)			(7,551)			(7,551)
Proceeds from issuance of common stock for stockholder reinvestment program	810	33				33
Issuance of restricted stock and recognition of share-based compensation	78,469	1,313				1,313
Issuance of shares for acquisitions	1,319,854	58,099				58,099
BALANCE, June 30, 2015	20,970,681	$628,327	$32,096	$227	$—	$660,650

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30
	2015	2014
OPERATING ACTIVITIES:
Net income	$25,383	$27,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,098	4,053
Deferred income and expense, net of amortization	1,307	1,883
Amortization of core deposit intangibles	983	929
Loss (gain) on sale of securities	537	(35)
Net change in valuation of financial instruments carried at fair value	(1,847)	(209)
Purchases of securities—trading	—	(2,387)
Proceeds from sales of securities—trading	2,485	2,387
Principal repayments and maturities of securities—trading	7,263	4,702
Bargain purchase gain on acquisition	—	(9,079)
Change in deferred taxes	(46)	5,455
Increase (decrease) in current taxes payable	(982)	9,562
Equity-based compensation	1,313	818
Increase in cash surrender value of BOLI	(880)	(858)
Gain on sale of loans, net of capitalized servicing rights	(5,548)	(2,528)
Gain on disposal of real estate held for sale and property and equipment	(225)	(453)
Provision for losses on real estate held for sale	182	37
Origination of loans held for sale	(289,311)	(160,625)
Proceeds from sales of loans held for sale	296,490	158,565
Net change in:
Other assets	(3,024)	(1,967)
Other liabilities	(1,394)	2,946
Net cash provided from operating activities	36,784	40,733
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(51,600)	(30,272)
Principal repayments and maturities of securities—available-for-sale	45,548	20,085
Proceeds from sales of securities—available-for-sale	40,293	28,207
Purchases of securities—held-to-maturity	(10,765)	(33,686)
Principal repayments and maturities of securities—held-to-maturity	9,188	2,603
Loan originations, net of principal repayments	(64,249)	(155,279)
Purchases of loans and participating interest in loans	(120,563)	(101,840)
Proceeds from sales of other loans	17,212	2,491
Net cash received from acquisitions	78,599	127,557
Purchases of property and equipment	(5,927)	(2,617)
Proceeds from sale of real estate held for sale, net	2,249	2,672
Proceeds from FHLB stock repurchase program	21,453	4,199
Other	(206)	(2,054)
Net cash used by investing activities	(38,768)	(137,934)
FINANCING ACTIVITIES:
Increase in deposits, net	81,790	88,907
Advances (repayments) of FHLB borrowings, net	(32,004)	17,996
Increase in other borrowings, net	17,338	5,889
Cash dividends paid	(7,272)	(6,439)
Cash proceeds from issuance of stock for stockholder reinvestment plan	34	60
Net cash provided from financing activities	59,886	106,413
NET CHANGE IN CASH AND CASH EQUIVALENTS	57,902	9,212
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	126,072	137,349
CASH AND CASH EQUIVALENTS, END OF PERIOD	$183,974	$146,561
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30
	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$5,192	$5,527
Taxes paid, net of refunds received in cash	13,610	292
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	2,166	2,885
ACQUISITIONS (Note 4):
Assets acquired	370,306	221,206
Liabilities assumed	327,548	212,127

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

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to June 30, 2015 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to the 2014 Consolidated Financial Statements and/or schedules to conform to the 2015 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of or recognition of deferred tax assets and liabilities, and (vi) the application of acquisition accounting standards to business combinations including purchased credit-impaired loans. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.  There have been no significant changes in our application of accounting policies during the first six months of 2015.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC (2014 Form 10-K).  Interim results are not necessarily indicative of results for a full year or any other interim period.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Proposed Acquisition of AmericanWest Bank

On November 5, 2014, Banner announced the execution of a definitive agreement to purchase Starbuck Bancshares, Inc. (Starbuck) the bank holding company of AmericanWest Bank (AmericanWest), a Washington state chartered commercial bank headquartered in Spokane, Washington, with 94 branches serving markets in Washington, Oregon, Idaho, California and Utah. The merger agreement provides that Starbuck will merge with and into a wholly-owned subsidiary of the Company. Immediately following the merger, Starbuck's wholly owned bank subsidiary, AmericanWest will merge with Banner Bank. At June 30, 2015, Starbuck had $4.6 billion in assets, $3.0 billion in net loans, $3.6 billion in deposits and equity of $594 million, including AmericanWest's recent acquisition of Greater Sacramento Bancorp which was completed on February 6, 2015. The merged banks will operate under the Banner Bank brand. Under the terms of the agreement, the aggregate consideration to be received by Starbuck equity holders will consist of a fixed amount of 13.23 million shares of Banner common stock and $130.0 million in cash. Upon completion of the transaction, such shares will represent an approximately 38.8% pro forma ownership interest in Banner. The merger is expected to close late in the third quarter or in the fourth quarter of 2015 and is subject to approval by regulatory agencies as well as other customary closing conditions. Upon completion of the AmericanWest merger, Banner Bank will have more than 190 locations in five western states, a significantly expanded customer base and meaningfully increased business opportunities.

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

Note 3:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of a proposed ASU, subsequently affirmed by FASB, the standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the standard will have on the Company’s Consolidated Financial Statements.

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance to customers in cloud computing arrangements about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This ASU is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new markets. See Note 9, Goodwill, Other Intangible Assets and Mortgage Servicing Rights for the accounting for goodwill and other intangible assets.

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

The following table presents certain unaudited pro forma information for illustrative purposes only, for the three and six months ended June 30, 2015 and 2014 as if Siuslaw had been acquired on January 1, 2014. This unaudited estimated pro forma financial information combines the historical results of Siuslaw with the Company’s consolidated historical results. The pro forma information is not indicative of what would have occurred had the acquisition actually occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2014. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Banner expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands except per share amounts):

	Pro Forma
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Total revenues (net interest income plus non-interest income	$67,598	$68,671	$130,762	$124,500
Net income	$13,249	$17,977	$25,767	$28,526
Earnings per share - basic	$0.64	$0.87	$1.24	$1.38
Earnings per share - diluted	$0.64	$0.87	$1.24	$1.38

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Siuslaw for the period March 7, 2015 to June 30, 2015. Disclosure of the amount of Siuslaw’s revenue and net income (excluding integration costs) included in the Company’s Consolidated Statements of Operations is impracticable due to the integration of the operations and accounting for this acquisition.

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

The primary reason for the Branch Acquisition was to continue the Company's growth strategy, including expanding its geographic footprint in markets throughout the Northwest. As of June 20, 2014, the transaction had no remaining contingencies. The operating results of the Company include the operating results produced by the Branch Acquisition since June 21, 2014. Pro forma results of operations for the six months ended June 30, 2015 and 2014, as if the Branch Acquisition had occurred on January 1, 2014, have not been presented because historical financial information was not available. There were no purchased credit-impaired loans acquired in connection with the Branch Acquisition.

Acquisition Related Costs

The following table presents the key components of acquisition related costs in connection with the Branch Acquisition, the acquisition of Siuslaw, and the proposed acquisition of AmericanWest for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Acquisition-related costs recognized in other operating expenses:
Personnel severance/retention fees	$216	$—	$216	$—
Non-capitalized equipment and repairs	26	29	50	29
Client communications	4	236	70	238
Information/computer data services	466	632	506	632
Payment and processing expenses	—	271	—	271
Professional services	2,946	587	4,226	619
Miscellaneous	227	224	465	235
	$3,885	$1,979	$5,533	$2,024

Note 5:  INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail regarding our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (in thousands):

	June 30, 2015	December 31, 2014
Interest-bearing deposits	$98,376	$54,995
U.S. Government and agency obligations	14,374	33,421
Municipal bonds:
Taxable	29,172	29,566
Tax exempt	153,105	141,853
Total municipal bonds	182,277	171,419
Corporate bonds	19,406	25,936
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	64,731	58,825
One- to four-family residential other	548	713
Multifamily agency guaranteed	229,278	256,272
Multifamily other	10,551	10,497
Total mortgage-backed or related securities	305,108	326,307
Asset-backed securities:
Student Loan Marketing Association (SLMA)	15,533	15,629
Other asset-backed securities	15,719	9,766
Total asset-backed securities	31,252	25,395
Equity securities (excludes FHLB stock)	60	59
Total securities	552,477	582,537
Total interest-bearing deposits and securities	$650,853	$637,532

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at June 30, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

	June 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
U.S. Government and agency obligations	$1,340	$1,492	4.6%	$1,340	$1,505	3.7%
Municipal bonds:
Tax exempt	1,403	1,426	4.4	1,405	1,440	3.6
Corporate bonds	18,735	12,571	38.8	27,995	19,118	47.5
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	7,001	7,556	23.3	8,077	8,726	21.7
Multifamily agency guaranteed	8,562	9,299	28.7	8,649	9,410	23.4
Total mortgage-backed or related securities	15,563	16,855	52.0	16,726	18,136	45.1
Equity securities	14	60	0.2	14	59	0.1
	$37,055	$32,404	100.0%	$47,480	$40,258	100.0%

There were two sales of securities—trading totaling $2.5 million with a resulting net book loss of $690,000; during the six months ended June 30, 2015; however, the book loss was offset by the reversal of fair value allowances totaling $1.2 million resulting in net gains on these securities sales of $550,000. There were three sales of securities—trading totaling $2.4 million with a resulting net gain of $1,000 during the six months ended June 30, 2014.  The Company did not recognize any OTTI charges or recoveries on securities—trading during the six months ended June 30, 2015 or 2014. There were no securities—trading on nonaccrual status at June 30, 2015 or 2014.

The amortized cost and estimated fair value of securities—trading at June 30, 2015 and December 31, 2014, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturing in one year or less	$1,070	$1,083	$1,071	$1,094
Maturing after one year through five years	9,205	9,927	6,595	7,097
Maturing after five years through ten years	3,806	4,181	7,035	7,727
Maturing after ten years through twenty years	4,298	4,582	11,196	10,083
Maturing after twenty years	18,662	12,571	21,569	14,198
	37,041	32,344	47,466	40,199
Equity securities	14	60	14	59
	$37,055	$32,404	$47,480	$40,258

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at June 30, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$11,829	$1	$(74)	$11,756	3.0%
Municipal bonds:
Taxable	16,483	70	(15)	16,538	4.3
Tax exempt	42,646	82	(212)	42,516	10.9
Total municipal bonds	59,129	152	(227)	59,054	15.2
Corporate bonds	5,000	35	—	5,035	1.3
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	55,178	699	(459)	55,418	14.3
One- to four-family residential other	518	30	—	548	0.2
Multifamily agency guaranteed	214,102	804	(644)	214,262	55.2
Multifamily other	10,453	98	—	10,551	2.7
Total mortgage-backed or related securities	280,251	1,631	(1,103)	280,779	72.4
Asset-backed securities:
SLMA	15,419	114	—	15,533	4.0
Other asset-backed securities	15,893	—	(174)	15,719	4.1
Total asset-backed securities	31,312	114	(174)	31,252	8.1
	$387,521	$1,933	$(1,578)	$387,876	100.0%

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
U.S. Government and agency obligations	$29,973	$8	$(211)	$29,770	7.2%
Municipal bonds:
Taxable	16,565	65	(52)	16,578	4.0
Tax exempt	33,394	125	(69)	33,450	8.2
Total municipal bonds	49,959	190	(121)	50,028	12.2
Corporate bonds	5,000	18	—	5,018	1.2
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	48,001	758	(240)	48,519	11.8
One- to four-family residential other	675	38	—	713	0.2
Multifamily agency guaranteed	241,800	627	(1,346)	241,081	58.7
Multifamily other	10,503	6	(12)	10,497	2.5
Total mortgage-backed or related securities	300,979	1,429	(1,598)	300,810	73.2
Asset-backed securities:
SLMA	15,462	167	—	15,629	3.8
Other asset-backed securities	10,051	—	(285)	9,766	2.4
Total asset-backed securities	25,513	167	(285)	25,395	6.2
	$411,424	$1,812	$(2,215)	$411,021	100.0%

At June 30, 2015 and December 31, 2014, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	June 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$796	$(9)	$9,935	$(65)	$10,731	$(74)
Municipal bonds:
Taxable	1,972	(7)	2,237	(8)	4,209	(15)
Tax exempt	19,904	(204)	1,208	(8)	21,112	(212)
Total municipal bonds	21,876	(211)	3,445	(16)	25,321	(227)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	28,664	(308)	3,305	(151)	31,969	(459)
Multifamily agency guaranteed	24,385	(53)	86,847	(591)	111,232	(644)
Total mortgage-backed or related securities	53,049	(361)	90,152	(742)	143,201	(1,103)
Asset-backed securities:
Other asset-backed securities	5,847	(1)	9,871	(173)	15,718	(174)
	$81,568	$(582)	$113,403	$(996)	$194,971	$(1,578)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$15,983	$(58)	$9,847	$(153)	$25,830	$(211)
Municipal bonds:
Taxable	7,247	(23)	3,461	(29)	10,708	(52)
Tax exempt	9,075	(38)	3,668	(31)	12,743	(69)
Total municipal bonds	16,322	(61)	7,129	(60)	23,451	(121)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	6,287	(57)	11,744	(183)	18,031	(240)
Multifamily agency guaranteed	76,309	(167)	95,522	(1,179)	171,831	(1,346)
Multifamily other	8,450	(12)	—	—	8,450	(12)
Total mortgage-backed or related securities	91,046	(236)	107,266	(1,362)	198,312	(1,598)
Asset-backed securities:
Other asset-backed securities	—	—	9,765	(285)	9,765	(285)
	$123,351	$(355)	$134,007	$(1,860)	$257,358	$(2,215)

There were 44 sales of securities—available-for-sale totaling $40.3 million with a resulting net gain of $126,000 during the six months ended June 30, 2015. There were six sales of securities—available-for-sale totaling $28.2 million with a resulting net gain of $34,000 during the six months ended June 30, 2014.  At June 30, 2015, there were 88 securities—available for sale with unrealized losses, compared to 94 securities at December 31, 2014.  Management does not believe that any individual unrealized loss as of June 30, 2015 represents OTTI.  The decline in fair market values of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale on nonaccrual status at June 30, 2015 or 2014.

The amortized cost and estimated fair value of securities—available-for-sale at June 30, 2015 and December 31, 2014, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturing in one year or less	$15,643	$15,703	$9,334	$9,364
Maturing after one year through five years	236,092	235,929	278,629	277,439
Maturing after five years through ten years	42,275	42,470	45,425	45,610
Maturing after ten years through twenty years	20,571	20,449	13,846	13,879
Maturing after twenty years	72,940	73,325	64,190	64,729
	$387,521	$387,876	$411,424	$411,021

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at June 30, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
U.S. Government and agency obligations	$1,126	$—	$(9)	$1,117	0.9%
Municipal bonds:
Taxable	12,634	225	(36)	12,823	9.5
Tax exempt	109,163	5,128	(350)	113,941	82.6
Total municipal bonds	121,797	5,353	(386)	126,764	92.1
Corporate bonds	1,800	—	—	1,800	1.4
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	1,757	13	(4)	1,766	1.3
Multifamily agency guaranteed	5,717	103	—	5,820	4.3
Total mortgage-backed or related securities	7,474	116	(4)	7,586	5.6
	$132,197	$5,469	$(399)	$137,267	100.0%

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Amortized Cost
U.S. Government and agency obligations	$2,146	$—	$(19)	$2,127	1.6%
Municipal bonds:
Taxable	12,988	371	(1)	13,358	9.9
Tax exempt	106,963	5,948	(47)	112,864	81.5
Total municipal bonds	119,951	6,319	(48)	126,222	91.4
Corporate bonds	1,800	—	—	1,800	1.4
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	1,580	1	(7)	1,574	1.2
Multifamily agency guaranteed	5,781	104	—	5,885	4.4
Total mortgage-backed or related securities	7,361	105	(7)	7,459	5.6
	$131,258	$6,424	$(74)	$137,608	100.0%

At June 30, 2015 and December 31, 2014, an age analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	June 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,117	$(9)	$—	$—	$1,117	$(9)
Municipal bonds:
Taxable	2,653	(36)	—	—	2,653	(36)
Tax exempt	$16,997	$(345)	$255	$(5)	$17,252	$(350)
Total municipal bonds	19,650	(381)	255	(5)	19,905	(386)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	417	(2)	326	(2)	743	(4)
	$21,184	$(392)	$581	$(7)	$21,765	$(399)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$—	$—	$1,127	$(19)	$1,127	$(19)
Municipal bonds:
Taxable	724	(1)	—	—	724	(1)
Tax exempt	9,097	(43)	592	(4)	9,689	(47)
Total municipal bonds	9,821	(44)	592	(4)	10,413	(48)
Mortgage-backed or related securities:
One- to four-family residential agency guaranteed	1,018	(7)	—	—	1,018	(7)
	$10,839	$(51)	$1,719	$(23)	$12,558	$(74)

There were no sales of securities—held-to-maturity during the six months ended June 30, 2015 and 2014.  At June 30, 2015, there were 34 securities—held-to-maturity with unrealized losses, compared to 25 securities at December 31, 2014.  Management does not believe that any individual unrealized loss as of June 30, 2015 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—held-to-maturity on nonaccrual status at June 30, 2015 or 2014.

The amortized cost and estimated fair value of securities—held-to-maturity at June 30, 2015 and December 31, 2014, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturing in one year or less	$1,246	$1,263	$767	$771
Maturing after one year through five years	15,126	15,293	14,962	15,184
Maturing after five years through ten years	23,392	23,827	24,233	24,678
Maturing after ten years through twenty years	79,263	83,593	76,029	81,361
Maturing after twenty years	13,170	13,291	15,267	15,614
	$132,197	$137,267	$131,258	$137,608

Pledged Securities: The following table presents, as of June 30, 2015, investment securities and interest-bearing deposits which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$117,642	$117,659	$122,516
Interest rate swap counterparties	15,064	14,563	15,064
Retail repurchase agreements	111,931	111,466	111,931
Other	248	248	248
Total pledged securities and interest-bearing deposits	$244,885	$243,936	$249,759

Note 6:  FHLB STOCK

On September 25, 2014, the FHLB of Seattle entered into an Agreement and Plan of Merger with and into the FHLB of Des Moines. The merger was completed on May 31, 2015.

The Banks’ investments in Federal Home Loan Bank of Des Moines stock are carried at cost, which is its par value ($100 per share) and which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.  The FHLB repurchased $20.9 million of the Banks' stock during the six months ended June 30, 2015. At June 30, 2015 and December 31, 2014, respectively, the Company had recorded $6.1 million and $27.0 million in investments in FHLB stock.  This stock is generally viewed as a long-term investment and it does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. For both the six months ended June 30, 2015 and 2014, the Banks received dividend income of $18,000 on FHLB stock.

Management periodically evaluates FHLB stock for impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. Based on the above, the Company has determined there was no impairment on its FHLB stock investment as of June 30, 2015.

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

Loans receivable, including loans held for sale, at June 30, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$616,324	14.5%	$546,783	14.3%
Investment properties	996,714	23.5	856,942	22.3
Multifamily real estate	205,276	4.8	167,524	4.4
Commercial construction	45,137	1.1	17,337	0.4
Multifamily construction	60,075	1.4	60,193	1.6
One- to four-family construction	230,554	5.4	219,889	5.7
Land and land development:
Residential	105,146	2.5	102,435	2.7
Commercial	16,419	0.4	11,152	0.3
Commercial business	811,623	19.1	723,964	18.9
Agricultural business, including secured by farmland	230,964	5.4	238,499	6.2
One- to four-family residential	542,961	12.8	539,894	14.1
Consumer:
Consumer secured by one- to four-family	244,216	5.8	222,205	5.8
Consumer—other	141,067	3.3	127,003	3.3
Total loans outstanding	4,246,476	100.0%	3,833,820	100.0%
Less allowance for loan losses	(77,329)		(75,907)
Net loans	$4,169,147		$3,757,913

Loan amounts are net of unearned loan fees in excess of unamortized costs of $10.1 million as of June 30, 2015 and $5.8 million as of December 31, 2014. Net loans include net discounts on acquired loans of $4.6 million and $148,000 as of June 30, 2015 and December 31, 2014, respectively.

The Company’s total loans by geographic concentration at June 30, 2015 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Commercial real estate:
Owner-occupied	$385,348	$149,324	$60,010	$21,642	$616,324
Investment properties	527,840	193,605	60,677	214,592	996,714
Multifamily real estate	116,599	74,095	14,582	—	205,276
Commercial construction	40,030	1,767	3,340	—	45,137
Multifamily construction	43,011	13,265	3,799	—	60,075
One- to four-family construction	121,261	105,505	3,191	597	230,554
Land and land development:
Residential	57,586	46,094	1,016	450	105,146
Commercial	5,590	8,029	2,800	—	16,419
Commercial business	431,957	154,264	98,252	127,150	811,623
Agricultural business, including secured by farmland	111,190	73,630	46,044	100	230,964
One- to four-family residential	333,172	186,311	22,749	729	542,961
Consumer:
Consumer secured by one- to four-family	149,376	77,119	16,728	993	244,216
Consumer—other	83,324	50,995	6,366	382	141,067
Total loans	$2,406,284	$1,134,003	$339,554	$366,635	$4,246,476
Percent of total loans	56.7%	26.7%	8.0%	8.6%	100.0%

The geographic concentrations of the Company’s land and land development loans by state at June 30, 2015 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total
Residential:
Acquisition and development	$32,047	$24,220	$876	$—	$57,143
Improved land and lots	22,292	18,273	140	450	41,155
Unimproved land	3,247	3,601	—	—	6,848
Commercial:
Improved land and lots	3,362	5,742	1,805	—	10,909
Unimproved land	2,228	2,287	995	—	5,510
Total land and land development loans	$63,176	$54,123	$3,816	$450	$121,565
Percent of land and land development loans	52.0%	44.5%	3.1%	0.4%	100.0%
The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees and origination costs, at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Fixed-rate (term to maturity):
Maturing in one year or less	$142,073	$115,571
Maturing after one year through three years	221,958	184,707
Maturing after three years through five years	175,126	180,449
Maturing after five years through ten years	253,935	240,742
Maturing after ten years	495,890	572,793
Total fixed-rate loans	1,288,982	1,294,262
Adjustable-rate (term to rate adjustment):
Maturing or repricing in one year or less	1,596,440	1,468,316
Maturing or repricing after one year through three years	569,449	416,433
Maturing or repricing after three years through five years	577,185	566,371
Maturing or repricing after five years through ten years	158,566	87,506
Maturing or repricing after ten years	55,854	932
Total adjustable-rate loans	2,957,494	2,539,558
Total loans	$4,246,476	$3,833,820

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

Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of purchased credit-impaired loans, excluding acquisition accounting adjustments, was $8.9 million at June 30, 2015. The carrying balance of purchased credit-impaired loans was $5.5 million at June 30, 2015. There were no purchased credit-impaired loans at December 31, 2014 or June 30, 2014.
The following table presents the changes in the accretable yield for purchased credit-impaired loans for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Balance, beginning of period	$2,204	$—	$—	$—
Additions	—	—	2,239	—
Accretion to interest income	(55)	—	(90)	—
Disposals	—	—	—	—
Reclassifications from non-accretable difference	—	—	—	—
Balance, end of period	$2,149	$—	$2,149	$—

As of June 30, 2015, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $3.2 million.

The amount of impaired loans, including purchased credit-impaired loans, and the related allocated reserve for loan losses as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Nonaccrual loans
Commercial real estate:
Owner-occupied	$1,052	$32	$1,365	$20
Investment properties	19	3	32	5
Land and land development:
Residential	1,254	—	1,275	—
Commercial	1,900	—	—	—
Commercial business	179	9	537	46
Agricultural business, including secured by farmland	1,560	123	1,597	26
One- to four-family residential	5,662	4	8,507	35
Consumer:
Consumer secured by one- to four-family	742	36	838	47
Consumer—other	119	1	411	—
Total nonaccrual loans	12,487	208	14,562	179

Loans 90 days or more past due and still accruing
Commercial real estate:
Owner-occupied	1,835	—	—	—
Multifamily real estate	570	—	—	—
One- to four-family construction	1,186	—	—	—
Land and land development:
Commercial	4,765	—	—	—
One- to four-family residential	1,976	152	2,095	10
Consumer:
Consumer secured by one- to four-family	—	—	80	—
Consumer—other	472	—	—	—
Total loans 90 days or more past due and still accruing	10,804	152	2,175	10

Troubled debt restructuring, performing under restructured terms, on accrual status:
Commercial real estate:
Owner-occupied	183	4	184	4
Investment properties	5,912	625	6,021	724
Multifamily real estate	776	82	786	86
One- to four-family construction	2,434	261	3,923	640
Land and land development:
Residential	1,227	257	1,279	346
Commercial business	687	75	739	82
Agricultural business, including secured by farmland	694	16	—	—
One- to four-family residential	13,810	869	15,792	987
Consumer:
Consumer secured by one- to four-family	211	24	233	28
Consumer—other	180	5	197	6
Total troubled debt restructurings on accrual status	26,114	2,218	29,154	2,903
Total impaired loans	$49,405	$2,578	$45,891	$3,092

As of June 30, 2015 and December 31, 2014, the Company had commitments to advance funds related to TDRs up to additional amounts of $660,000 and $2.1 million, respectively.

The following tables provide additional information on impaired loans, including purchased credit-impaired loans, with and without specific allowance reserves at or for the six months ended June 30, 2015 and at or for the year ended December 31, 2014 (in thousands):

	At or For the Six Months Ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$2,759	$2,809	$32	$1,245	$34
Investment properties	19	19	3	24	—
Multifamily real estate	570	570	—	95	18
One- to four-family construction	1,186	1,224	—	889	28
Land and land development:
Commercial	4,765	5,340	—	3,212	87
Commercial business	179	186	9	215	—
Agricultural business/farmland	1,008	1,333	123	1,163	—
One- to four-family residential	5,936	6,553	13	6,232	1
Consumer:
Consumer secured by one- to four-family	610	685	2	626	—
Consumer—other	591	780	1	490	9
	17,623	19,499	183	14,191	177
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	312	312	4	403	5
Investment properties	5,912	6,316	626	5,945	152
Multifamily real estate	776	776	82	780	11
One- to-four family construction	2,434	2,434	262	2,313	58
Land and land development:
Residential	2,481	3,637	257	2,524	31
Commercial	1,900	1,900	—	1,900	—
Commercial business	687	687	75	698	19
Agricultural business/farmland	1,246	1,246	16	1,207	10
One- to four-family residential	15,511	16,274	1,011	16,021	379
Consumer:
Consumer secured by one- to four-family	343	343	57	362	7
Consumer—other	180	196	5	183	9
	31,782	34,121	2,395	32,336	681
Total
Commercial real estate:
Owner-occupied	3,071	3,121	36	1,648	39
Investment properties	5,931	6,335	629	5,969	152
Multifamily real estate	1,346	1,346	82	875	29
One- to four-family construction	3,620	3,658	262	3,202	86
Land and land development:
Residential	2,481	3,637	257	2,524	31
Commercial	6,665	7,240	—	5,112	87
Commercial business	866	873	84	913	19
Agricultural business/farmland	2,254	2,579	139	2,370	10
One- to four-family residential	21,447	22,827	1,024	22,253	380
Consumer:
Consumer secured by one- to four-family	953	1,028	59	988	7
Consumer—other	771	976	6	673	18
	$49,405	$53,620	$2,578	$46,527	$858

	At or For the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Without a specific allowance reserve (1)
Commercial real estate:
Owner-occupied	$399	$449	$20	$526	$—
Investment properties	32	32	5	44	—
Commercial business	537	763	46	566	—
Agricultural business/farmland	853	853	26	1,122	—
One- to four-family residential	8,546	9,244	18	7,284	29
Consumer:
Consumer secured by one- to four-family	783	888	11	838	3
Consumer—other	295	305	—	270	—
	11,445	12,534	126	10,650	32
With a specific allowance reserve (2)
Commercial real estate:
Owner-occupied	1,149	1,149	4	1,315	12
Investment properties	6,022	6,426	724	6,101	315
Multifamily real estate	786	786	86	795	45
One- to-four family construction	3,923	3,923	640	2,655	118
Land and land development:
Residential	2,554	3,710	346	2,872	89
Commercial business	739	739	82	762	41
Agricultural business/farmland	744	744	—	744	—
One- to four-family residential	17,848	18,611	1,014	18,809	841
Consumer:
Consumer secured by one- to four-family	368	368	64	410	16
Consumer—other	313	329	6	327	19
	34,446	36,785	2,966	34,790	1,496
Total
Commercial real estate
Owner-occupied	1,548	1,598	24	1,841	12
Investment properties	6,054	6,458	729	6,145	315
Multifamily real estate	786	786	86	795	45
One- to four-family construction	3,923	3,923	640	2,655	118
Land and land development
Residential	2,554	3,710	346	2,872	89
Commercial business	1,276	1,502	128	1,328	41
Agricultural business/farmland	1,597	1,597	26	1,866	—
One- to four-family residential	26,394	27,855	1,032	26,093	870
Consumer
Consumer secured by one- to four-family	1,151	1,256	75	1,248	19
Consumer—other	608	634	6	597	19
	$45,891	$49,319	$3,092	$45,440	$1,528

(1)	Loans without a specific allowance reserve have not been individually evaluated for impairment, but have been included in pools of homogeneous loans for evaluation of related allowance reserves.

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

The following tables present TDRs at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$183	$106	$289
Investment properties	5,912	19	5,931
Multifamily real estate	776	—	776
One- to four-family construction	2,434	—	2,434
Land and land development:
Residential	1,227	504	1,731
Commercial business	687	—	687
Agricultural business, including secured by farmland	694	—	694
One- to four-family residential	14,401	1,069	15,470
Consumer:
Consumer secured by one- to four-family	211	59	270
Consumer—other	180	2	182
	$26,705	$1,759	$28,464

	December 31, 2014
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$183	$109	$292
Investment properties	6,021	32	6,053
Multifamily real estate	786	—	786
One- to four-family construction	3,923	—	3,923
Land and land development:
Residential	1,279	525	1,804
Commercial business	739	87	826
One- to four-family residential	15,793	1,363	17,156
Consumer:
Consumer secured by one- to four-family	233	117	350
Consumer—other	197	116	313
	$29,154	$2,349	$31,503

The following tables present new TDRs that occurred during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Land and land development—residential	2	$504	$504	2	$504	$504
Agricultural business/farmland	1	416	416	3	694	694
One- to four-family residential	—	—	—	2	592	592
	3	$920	$920	7	$1,790	$1,790

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate
Owner-occupied	—	$—	$—	1	$94	$94
One- to four-family construction	4	980	980	4	980	980
Commercial business	—	—	—	1	100	100
	4	$980	$980	6	$1,174	$1,174

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

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and six-month periods ended June 30, 2015. There was one TDR which incurred a payment default within twelve months of the restructure date during the six-month period ended June 30, 2014 and none during the three-month period ended June 30, 2014.  A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the six months ended June 30, 2015.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,585,198	$203,580	$440,657	$789,478	$219,667	$533,293	$382,197	$4,154,070
Special mention	6,122	—	—	15,468	7,935	150	85	29,760
Substandard	21,718	1,696	16,674	6,677	3,362	9,518	2,989	62,634
Doubtful	—	—	—	—	—	—	12	12
Loss	—	—	—	—	—	—	—	—
Total loans	$1,613,038	$205,276	$457,331	$811,623	$230,964	$542,961	$385,283	$4,246,476

Performing loans	$1,610,132	$204,706	$448,226	$811,444	$229,404	$535,323	$383,950	$4,223,185
Non-performing loans (2)	2,906	570	9,105	179	1,560	7,638	1,333	23,291
Total loans	$1,613,038	$205,276	$457,331	$811,623	$230,964	$542,961	$385,283	$4,246,476

	December 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,375,885	$166,712	$395,356	$691,143	$234,101	$527,384	$346,456	$3,737,037
Special mention	3,717	—	—	27,453	1,055	63	140	32,428
Substandard	24,123	812	15,650	5,368	3,343	12,447	2,601	64,344
Doubtful	—	—	—	—	—	—	11	11
Loss	—	—	—	—	—	—	—	—
Total loans	$1,403,725	$167,524	$411,006	$723,964	$238,499	$539,894	$349,208	$3,833,820

Performing loans	$1,402,328	$167,524	$409,731	$723,427	$236,902	$529,292	$347,879	$3,817,083
Non-performing loans (2)	1,397	—	1,275	537	1,597	10,602	1,329	16,737
Total loans	$1,403,725	$167,524	$411,006	$723,964	$238,499	$539,894	$349,208	$3,833,820

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of June 30, 2015 and December 31, 2014, in the commercial business category, $138 million and $115 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (1)	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing (1)
Commercial real estate:
Owner-occupied	$139	$—	$2,507	$2,646	$613,678	$616,324	$1,835
Investment properties	—	—	—	—	996,714	996,714	—
Multifamily real estate	—	—	570	570	204,706	205,276	570
Commercial construction	—	—	—	—	45,137	45,137	—
Multifamily construction	—	—	—	—	60,075	60,075	—
One-to-four-family construction	—	—	1,186	1,186	229,368	230,554	1,186
Land and land development:
Residential	—	—	750	750	104,396	105,146	—
Commercial	—	—	6,664	6,664	9,755	16,419	4,765
Commercial business	830	455	7	1,292	810,331	811,623	—
Agricultural business, including secured by farmland	156	—	1,417	1,573	229,391	230,964	—
One- to four-family residential	474	2,607	4,904	7,985	534,976	542,961	1,976
Consumer:
Consumer secured by one- to four-family	150	41	163	354	243,862	244,216	—
Consumer—other	267	119	547	933	140,134	141,067	472
Total	$2,016	$3,222	$18,715	$23,953	$4,222,523	$4,246,476	$10,804
(1) Includes purchase credit-impaired loans.

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Accruing
Commercial real estate:
Owner-occupied	$—	$1,984	$—	$1,984	$544,799	$546,783	$—
Investment properties	639	—	—	639	856,303	856,942	—
Multifamily real estate	—	—	—	—	167,524	167,524	—
Commercial construction	—	—	—	—	17,337	17,337	—
Multifamily construction	—	—	—	—	60,193	60,193	—
One-to-four-family construction	840	—	—	840	219,049	219,889	—
Land and land development:
Residential	759	—	750	1,509	100,926	102,435	—
Commercial	—	—	—	—	11,152	11,152	—
Commercial business	775	35	100	910	723,054	723,964	—
Agricultural business, including secured by farmland	597	466	744	1,807	236,692	238,499	—
One-to four-family residential	877	1,623	7,526	10,026	529,868	539,894	2,095
Consumer:
Consumer secured by one- to four-family	59	60	139	258	221,947	222,205	80
Consumer—other	491	88	293	872	126,131	127,003	—
Total	$5,037	$4,256	$9,552	$18,845	$3,814,975	$3,833,820	$2,175

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$19,103	$4,401	$24,398	$12,892	$3,732	$8,141	$585	$2,113	$75,365
Provision for loan losses	(288)	(241)	176	120	(2,032)	348	522	1,395	—
Recoveries	197	113	843	499	1,225	93	236	—	3,206
Charge-offs	(64)	—	(2)	(327)	(246)	(40)	(563)	—	(1,242)
Ending balance	$18,948	$4,273	$25,415	$13,184	$2,679	$8,542	$780	$3,508	$77,329

	For the Six Months Ended June 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,784	$4,562	$23,545	$12,043	$2,821	$8,447	$483	$5,222	$75,907
Provision for loan losses	17	(402)	921	898	(598)	111	767	(1,714)	—
Recoveries	211	113	951	677	1,520	99	282	—	3,853
Charge-offs	(64)	—	(2)	(434)	(1,064)	(115)	(752)	—	(2,431)
Ending balance	$18,948	$4,273	$25,415	$13,184	$2,679	$8,542	$780	$3,508	$77,329

	June 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$630	$82	$519	$75	$16	$1,011	$62	$—	$2,395
Allowance collectively evaluated for impairment	18,318	4,191	24,896	13,109	2,663	7,531	718	3,508	74,934
Total allowance for loan losses	$18,948	$4,273	$25,415	$13,184	$2,679	$8,542	$780	$3,508	$77,329

Loan balances:
Loans individually evaluated for impairment	$6,224	$776	$6,815	$687	$1,246	$15,511	$523	$—	$31,782
Loans collectively evaluated for impairment	1,602,294	204,500	450,516	810,936	229,718	526,548	384,754	—	4,209,266
Loans acquired with deteriorated credit quality	4,520	—	—	—	—	902	6	—	5,428
Total loans	$1,613,038	$205,276	$457,331	$811,623	$230,964	$542,961	$385,283	$—	$4,246,476

	For the Three Months Ended June 30, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$17,412	$5,652	$18,620	$11,363	$2,636	$10,913	$912	$6,863	$74,371
Provision for loan losses	2,199	113	(1,048)	625	(123)	(1,833)	(38)	105	—
Recoveries	274	—	472	286	311	204	58	—	1,605
Charge-offs	(1,001)	—	(207)	(260)	—	(14)	(184)	—	(1,666)
Ending balance	$18,884	$5,765	$17,837	$12,014	$2,824	$9,270	$748	$6,968	$74,310

	For the Six Months Ended June 30, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,759	$5,306	$17,640	$11,773	$2,841	$11,486	$1,335	$7,118	$74,258
Provision for loan losses	2,794	459	(300)	660	(678)	(2,215)	(570)	(150)	—
Recoveries	570	—	704	579	661	392	340	—	3,246
Charge-offs	(1,239)	—	(207)	(998)	—	(393)	(357)	—	(3,194)
Ending balance	$18,884	$5,765	$17,837	$12,014	$2,824	$9,270	$748	$6,968	$74,310

	June 30, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$751	$850	$1,291	$162	$—	$1,170	$99	$—	$4,323
Allowance collectively evaluated for impairment	18,133	4,915	16,546	11,852	2,824	8,100	649	6,968	69,987
Total allowance for loan losses	$18,884	$5,765	$17,837	$12,014	$2,824	$9,270	$748	$6,968	$74,310

Loan balances:
Loans individually evaluated for impairment	$8,060	$5,705	$7,765	$989	$—	$21,133	$979	$—	$44,631
Loans collectively evaluated for impairment	1,340,997	183,087	341,860	734,139	245,742	537,611	334,532	—	3,717,968
Total loans	$1,349,057	$188,792	$349,625	$735,128	$245,742	$558,744	$335,511	$—	$3,762,599

Note 8:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Balance, beginning of the period	$4,922	$3,236	$3,352	$4,044
Additions from loan foreclosures	1,473	1,996	2,141	2,703
Additions from acquisitions	—	—	2,525	—
Additions from capitalized costs	298	33	298	34
Proceeds from dispositions of REO	(511)	(1,034)	(2,249)	(2,672)
Gain on sale of REO	105	157	220	316
Valuation adjustments in the period	(182)	—	(182)	(37)
Balance, end of the period	$6,105	$4,388	$6,105	$4,388

The following table shows REO by type and geographic location by state as of June 30, 2015 (in thousands):

	Washington	Oregon	Idaho	Total
Commercial real estate	$—	$1,641	$—	$1,641
Land development—residential	144	1,225	33	1,402
One- to four-family real estate	1,494	1,568	—	3,062
Balance, end of period	$1,638	$4,434	$33	$6,105

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

Note 9:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At June 30, 2015, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed, and is not amortized but is reviewed annually for impairment. Additions to goodwill during 2015 relate to the Siuslaw acquisition. See Note 4, Business Combinations, for additional information on the acquisition and purchase price allocation.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the six months ended June 30, 2015 and the year ended December 31, 2014 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2013	$—	$2,449	$2,449
Additions through acquisitions	—	2,372	2,372
Amortization	—	(1,990)	(1,990)
Balance, December 31, 2014	—	2,831	2,831
Additions through acquisitions	21,148	3,895	25,043
Amortization	—	(983)	(983)
Balance, June 30, 2015	$21,148	$5,743	$26,891

The following table presents the estimated amortization expense with respect to intangibles for the periods indicated (in thousands):

CDI
Remainder of 2015	$543
2016	944
2017	872
2018	809
2019	746
Thereafter	1,829
$5,743

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  Loans serviced for others totaled $2.176 billion and $1.391 billion at June 30, 2015 and December 31, 2014, respectively.  Custodial accounts maintained in connection with this servicing totaled $14.5 million and $6.7 million at June 30, 2015 and December 31, 2014, respectively.

An analysis of our mortgage servicing rights, net of valuation allowances, for the three and six months ended June 30, 2015 and 2014 is presented below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Balance, beginning of the period	$11,709	$8,199	$9,030	$8,086
Additions—amounts capitalized	1,476	794	2,692	1,369
Additions—acquired through business combinations	—	—	2,172	—
Amortization (1)	(856)	(512)	(1,565)	(974)
Valuation adjustments in the period	—	—	—	—
Balance, end of the period (2)	$12,329	$8,481	$12,329	$8,481

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	There was no valuation allowance as of June 30, 2015 and 2014.

Note 10:  DEPOSITS AND RETAIL REPURCHASE AGREEMENTS

Deposits consisted of the following at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing accounts	$1,484,315	34.5%	$1,298,866	33.3%
Interest-bearing checking	477,492	11.1	439,480	11.3
Regular savings accounts	1,003,189	23.4	901,142	23.1
Money market accounts	566,369	13.2	488,946	12.5
Total transaction and saving accounts	3,531,365	82.2	3,128,434	80.2
Certificates of deposit	765,780	17.8	770,516	19.8
Total deposits	$4,297,145	100.0%	$3,898,950	100.0%
Included in total deposits:
Public fund transaction accounts	$116,030	2.7%	$102,854	2.6%
Public fund interest-bearing certificates	33,577	0.8	35,346	0.9
Total public deposits	$149,607	3.5%	$138,200	3.5%
Total brokered deposits	$9,646	0.2%	$4,799	0.1%

Certificate of deposit accounts by total balance at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Certificates of deposit less than or equal to the FDIC insured limit of $250,000	$626,675	$633,345
Certificates of deposit greater than the FDIC insured limit of $250,000	139,105	137,171
Total certificates of deposit	$765,780	$770,516

Scheduled maturities and repricing of certificate accounts at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Certificates which mature or reprice:
Within one year or less	$575,372	$564,501
After one year through two years	103,562	117,724
After two years through three years	44,112	46,378
After three years through four years	17,177	20,016
After four years through five years	21,414	17,338
After five years	4,143	4,559
Total certificates of deposit	$765,780	$770,516

The following table presents the geographic concentration of deposits at June 30, 2015 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Total deposits	$2,858,101	$1,195,413	$243,631	$4,297,145
Percent of total deposits	66.5%	27.8%	5.7%	100.0%

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

The following table presents retail repurchase agreement balances as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Retail repurchase agreements	$94,523	$77,185

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

Items Measured at Fair Value on a Recurring Basis:

Banner records trading account securities, securities available-for-sale, FHLB advances, junior subordinated debentures and derivative transactions at fair value on a recurring basis.

•
Investment securities primarily consist of U.S. Government and agency obligations, municipal bonds, corporate bonds, single issue trust preferred securities (TPS), pooled trust preferred collateralized debt obligation securities (TRUP CDO), mortgage-backed securities, asset-backed securities, equity securities and certain other financial instruments.

As of June 30. 2015, Banner no longer owns any TRUP CDOs; however, we did hold positions in these securities at December 31, 2014 and June 30, 2014. From mid-2008 until recent periods, the lack of active markets and market participants for certain securities resulted in significant reliance on Level 3 measurements. In particular, the market for our TRUP CDO securities has been generally inactive during most of this period. This was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market also has been inactive as almost no new TRUP CDOs have been issued since 2007. While sporadic activity has increased in recent periods, there are still very few market participants who are willing and/or able to transact for these securities. Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer or of the fair value of the security.

Given these conditions in the debt markets and the absence of regularly observable transactions in the secondary and new issue markets, management determined that for the TRUP CDOs at December 31, 2014 and June 30, 2014:

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

Where appropriate, management reviewed the valuation methodologies and assumptions used by the independent third party providers and determined that the fair value estimates were reasonable and utilized those estimates in the Company’s reported financial statements. While we did not own any CDO securities at June 30, 2015, the aggregate estimated fair value of the TRUP CDO securities owned by the Company was $10 million at December 31, 2014.

One TRUP CDO security was sold in the first quarter of 2015 at a price significantly less than par, but more than our carrying value. For that security we received $2.3 million against an unamortized cost of $2.9 million and a carrying value of $1.7 million. A book loss was recognized in the amount of $642,000 but an offsetting reversal of a fair value allowance was also recorded as a gain of $1.2 million, resulting in a net gain for this security of $555,000 in the first quarter 2015 which was recognized in other operating income on the Consolidated Statements of Operations. Another TRUP CDO security was partially redeemed in the amount of $109,000 against a carrying value of zero, resulting in a reversal of a valuation allowance of $109,000 also in the first quarter. In addition, in the first quarter and in the second quarter of 2015, we received full repayment on our remaining TRUP CDOs through the liquidation of the underlying collateral by the trustees for those securities. As a result of those liquidations, we recorded net gains of $665,000 and $1.3 million, respectively, in the quarters ended March 31, 2015 and June 30, 2015.

At June 30, 2015 and December 31, 2014, Banner also owned approximately $19 million in amortized cost of single issuer TPS securities for which no direct market data or independent valuation source is available. Similar to the TRUP CDOs above, there were too few issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements for these securities. Management, therefore, has utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. Management has taken into consideration the limited market data that was available regarding similar securities and assessed the performance of the three individual issuers of TPS securities owned by the Company. In the current quarter, the Company again sought input from independent third parties to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. Management concluded that market yields have been relatively stable in the quarter ended June 30, 2015 and that the indicated spreads and implied yields for non-investment grade securities as well as the yields associated with individual issuers in the third party analyst reports continue to support that a 500 basis point spread over the three-month LIBOR index, the same spread as used in the quarters ended December 31, 2014 and March 31, 2015, was still a reasonable basis for determining an appropriate discount rate to estimate the fair value of these securities. These factors were then incorporated into the model at June 30, 2015, where a discount rate equal to three-month LIBOR plus 500 basis points was used to calculate the respective fair values of these securities. The results of this Level 3 fair value measurement were fair value gains of $41,000 and $84,000, respectively in the quarter and six months ended June 30, 2015 for these securities. The Company has and will continue to assess the appropriate fair value hierarchy for determination of fair values on TPS securities on a quarterly basis.

For all other trading securities and securities available-for-sale we used matrix pricing models from investment reporting and valuation services. Management considers this to be a Level 2 input method.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Des Moines. The FHLB of Des Moines prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate. Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS-related debt that the Company has issued or acquired in the Siuslaw merger) were also valued using discounted cash flows. These debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  While the quarterly reset of the index on this debt would seemingly keep its fair value reasonably close to book value, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place. In periods prior to the third quarter of 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method. However, as noted above in the discussions of TPS and TRUP CDOs, due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management believes fair value for these instruments should follow a Level 3 input methodology. Since the discount rate used in the fair value modeling is the most sensitive unobservable estimate in the calculation, the Company again utilized input from the same independent third party noted above to help it establish an appropriate set of parameters to identify a reasonable range of discount rates for use in its fair value model. In valuing the debentures at June 30, 2015, management evaluated the general market for credit spreads as noted above and for the discount rate used the period-ending three-month LIBOR plus 500 basis points. As noted above in the discussion about single-issuer TPS securities, since market spreads have been relatively stable in the recent period, we used the same spread as used in the quarters ended December 31, 2014 and March 31, 2015, resulting in fair value losses on these instruments of $368,000 and $734,000 for the quarter and six months ended June 30, 2015. The fair value adjustments in the current periods are attributed to the passage of time on the years to maturity in the discounted present value calculation used to estimate the fair value.

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$11,756	$—	$11,756
Municipal bonds	—	59,054	—	59,054
Corporate bonds	—	5,035	—	5,035
Mortgage-backed or related securities	—	280,779	—	280,779
Asset-backed securities	—	31,252	—	31,252
	—	387,876	—	387,876
Securities—trading
U.S. Government and agency	—	1,492	—	1,492
Municipal bonds	—	1,426	—	1,426
TPS	—	—	12,571	12,571
Mortgage-backed or related securities	—	16,855	—	16,855
Equity securities and other	—	60	—	60
	—	19,833	12,571	32,404
Derivatives
Interest rate lock commitments	—	754	—	754
Interest rate swaps	—	6,627	—	6,627
	$—	$415,090	$12,571	$427,661

Liabilities:
Advances from FHLB at fair value	$—	$236	$—	$236
Junior subordinated debentures, net of unamortized deferred issuance costs at fair value	—	—	84,694	84,694
Derivatives
Interest rate sales forward commitments, net	—	148	—	148
Interest rate swaps	—	6,627	—	6,627
	$—	$7,011	$84,694	$91,705

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$29,770	$—	$29,770
Municipal bonds	—	50,028	—	50,028
Corporate bonds	—	5,018	—	5,018
Mortgage-backed or related securities	—	300,810	—	300,810
Asset-backed securities	—	25,395	—	25,395
	—	411,021	—	411,021
Securities—trading
U.S. Government and agency	—	1,505	—	1,505
Municipal bonds	—	1,440	—	1,440
TPS and TRUP CDOs	—	—	19,118	19,118
Mortgage-backed or related securities	—	18,136	—	18,136
Equity securities and other	—	59	—	59
	—	21,140	19,118	40,258
Derivatives
Interest rate lock commitments	—	317	—	317
Interest rate swaps	—	6,290	—	6,290
	$—	$438,768	$19,118	$457,886

Liabilities:
Advances from FHLB at fair value	$—	$32,250	$—	$32,250
Junior subordinated debentures, net of unamortized deferred issuance costs at fair value	—	—	78,001	78,001
Derivatives
Interest rate sales forward commitments, net	—	198	—	198
Interest rate swaps	—	6,290	—	6,290
	$—	$38,738	$78,001	$116,739

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$17,456	$84,326	$19,119	$78,001
Total gains or losses recognized
Assets gains, including OTTI	1,348	—	2,071	—
Liabilities losses	—	368	—	734
Purchases, issuances and settlements, including the Siuslaw acquisition	—	—	—	5,959
Sales, maturities and paydowns, net of discount amortization	(6,233)	—	(8,619)	—
Ending balance at June 30, 2015	$12,571	$84,694	$12,571	$84,694

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$35,062	$74,135	$35,140	$73,928
Total gains or losses recognized
Assets gains (losses), including OTTI	3,464	—	3,420	—
Liabilities losses	—	3,178	—	3,385
Sales, maturities and paydowns, net of discount amortization	3	—	(31)	—
Ending balance at June 30, 2014	$38,529	$77,313	$38,529	$77,313

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

Items Measured at Fair Value on a Non-recurring Basis:

Impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded. The need for valuation adjustments arises when observable market prices or current appraised values of collateral indicate a shortfall in collateral value compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount. These valuation adjustments are considered non-recurring fair value adjustments. The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology. As of June 30, 2015, the Company reviewed all of its adversely classified loans totaling $63 million and identified $49 million which were considered impaired. Of those $49 million in impaired loans, $32 million were individually evaluated to determine if valuation adjustments, or partial write-downs, should be recorded, or if specific impairment reserves should be established. The $32 million had original carrying values of $34 million which have been reduced by partial write-downs totaling $2 million. Impaired loans that were collectively evaluated for reserve purposes within homogenous pools totaled $18 million and were found to require allowances totaling $183,000. The valuation inputs for impaired loans are considered to be Level 3 inputs.

The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the real estate, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For both the three and six month periods ended June 30, 2015, the Company recognized $182,000 in impairment charges related to REO assets, compared to no impairment charges for the three months ended June 30, 2014 and $37,000 for the six months ended June 30, 2014.

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of June 30, 2015 and December 31, 2014 (in thousands):

	At or For the Six Months Ended June 30, 2015
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$13,643	$13,643	$316
REO	—	—	6,105	6,105	(210)

	At or For the Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total	Net Gains/(Losses) Recognized During the Period
Impaired loans	$—	$—	$4,725	$4,725	$(512)
REO	—	—	3,352	3,352	(453)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2015 and December 31, 2014:

			Weighted Average Rate
Financial Instruments	Valuation Techniques	Unobservable Inputs	June 30, 2015	December 31, 2014
TPS securities	Discounted cash flows	Discount rate	5.27%	5.26%
TRUP CDOs	Discounted cash flows	Discount rate	n/a	3.96
Junior subordinated debentures	Discounted cash flows	Discount rate	5.27	5.26
Impaired loans	Collateral Valuations	Market values	n/a	n/a
REO	Appraisals	Market values	n/a	n/a

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

Junior subordinated debentures: Similar to the TPS and TRUP CDOs discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2015, or the passage of time, will result in negative fair value adjustments. At June 30, 2015, the discount rate utilized was based on a credit spread of 500 basis points and three-month LIBOR of 27 basis points.

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

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014, whether or not measured at fair value in the Consolidated Statements of Financial Condition.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The carrying value and estimated fair value of financial instruments are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$183,974	$183,974	$126,072	$126,072
Securities—trading	32,404	32,404	40,258	40,258
Securities—available-for-sale	387,876	387,876	411,021	411,021
Securities—held-to-maturity	132,197	137,267	131,258	137,608
Loans receivable held for sale	1,154	1,179	2,786	2,807
Loans receivable	4,245,322	4,114,079	3,831,034	3,722,179
FHLB stock	6,120	6,120	27,036	27,036
Bank-owned life insurance	71,744	71,744	63,759	63,759
Mortgage servicing rights	12,329	16,402	9,030	12,987
Derivatives:
Interest rate lock commitments	754	754	317	317
Interest rate swaps	6,627	6,627	6,290	6,290
Liabilities:
Demand, interest checking and money market accounts	2,528,176	2,249,076	2,227,292	1,998,649
Regular savings	1,003,189	866,788	901,142	784,006
Certificates of deposit	765,780	760,167	770,516	764,549
FHLB advances at fair value	236	236	32,250	32,250
Junior subordinated debentures at fair value	84,694	84,694	78,001	78,001
Other borrowings	94,523	94,523	77,185	77,185
Derivatives:
Interest rate forward sales commitments	148	148	198	198
Interest rate swaps	6,627	6,627	6,290	6,290

Fair value estimates, methods, assumptions and the level within the fair value hierarchy of the fair value measurements are set forth below for the Company’s financial and off-balance-sheet instruments:

Cash and Cash Equivalents:  The carrying amount of these items is a reasonable estimate of their fair value. These values are considered Level 1 measures.

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

FHLB Advances and Other Borrowings:  Fair valuations for Banner’s FHLB advances are estimated using fair market values provided by the lender, the FHLB of Des Moines.  The FHLB of Des Moines prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  This is considered to be a Level 2 input method.  Other borrowings are priced using discounted cash flows to the date of maturity based on using current rates at which such borrowings can currently be obtained. This fair value is considered to be a Level 3 measure.

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

Off-Balance Sheet Items: Off-balance sheet financial instruments include unfunded commitments to extend credit, including standby letters of credit, and commitments to purchase investment securities. The fair value of these instruments is not considered to be material. Other commitments to fund loans totaled $1.386 billion and $1.197 billion at June 30, 2015 and December 31, 2014, respectively, and have no carrying value at both dates, representing the cost of such commitments. There were no commitments to purchase securities at June 30, 2015 or at December 31, 2014.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015 and December 31, 2014.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

As of June 30, 2015, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in U.S. federal jurisdiction and in the Oregon and Idaho state jurisdictions. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2013, 2012, and 2011.

Tax credit investments: The Company invests in low income housing tax credit funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments in accordance with ASU 2014-01 and has applied that standard to all prior periods presented. Under this ASU, the cost of tax credit investments is amortized over the life of the investment using a proportional amortization method and tax credit investment amortization expense is a component of the provision for income taxes.

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at June 30, 2015 and 2014 (in thousands):

	June 30, 2015	December 31, 2014
Tax credit investments	$5,702	$4,858
Unfunded commitments—tax credit investments	2,293	2,864

The following table presents other information related to the Company's tax credit investments for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Tax credits and other tax benefits recognized	$314	$211	$629	$422
Tax credit amortization expense included in provision for income taxes	246	177	490	351

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income	$13,249	$16,987	$25,383	$27,537

Basic weighted average shares outstanding	20,726	19,342	20,246	19,344
Plus unvested restricted stock	64	68	55	62
Diluted weighted shares outstanding	20,790	19,410	20,301	19,406
Earnings per common share
Basic	$0.64	$0.88	$1.25	$1.42
Diluted	$0.64	$0.88	$1.25	$1.42

Options to purchase an additional 7,500 shares of common stock as of June 30, 2015 were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. Also, as of June 30, 2015, the warrants originally issued to the U.S. Treasury in the fourth quarter of 2008 to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted EPS for the quarters ended June 30, 2015 and 2014 because the exercise price of the warrants was greater than the average market price of common shares. In June 2013, the Treasury sold the warrants in a public auction. That sale did not change the Company's capital position and did not have any impact on the financial accounting and reporting for these securities.

Note 14:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by its shareholders:

•	the 2001 Stock Option Plan (the SOP).

•	the 2006 Long Term Incentive Plan.

•	the 2012 Restricted Stock and Incentive Bonus Plan.

•	the 2014 Omnibus Incentive Plan.

The purpose of these plans is to promote the success and enhance the value of the Company by providing a means for attracting and retaining highly skilled employees, officers and directors of Banner Corporation and its affiliates and linking their personal interests with those of the Company's shareholders. Under these plans the Company currently has outstanding restricted stock share grants, restricted stock unit grants, and stock options.

Stock Option Plans

Under the SOP, Banner reserved 68,571 shares (adjusted for the 2011 reverse stock split) for issuance pursuant to the exercise of stock options to be granted to directors and employees. Authority to grant additional options under the SOP terminated on April 20, 2011. The exercise price of the stock options was set at 100% of the fair market value of the stock price on the date of grant. Options granted vest at a rate of 20% per year from the date of grant and any unexercised incentive stock options will expire 10 years after date of grant or 90 days after employment or service ends.

During the three and six months ended June 30, 2015 and 2014, there were no grants of stock options. Additionally, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant. There were no stock-based compensation costs related to the SOP for the six months ended June 30, 2015 or June 30, 2014.

During the three and six months ended June 30, 2015 and 2014, there were no exercises of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOP.

2006 Long-Term Incentive Plan

In June 2006, the Board of Directors adopted the Banner Corporation 2006 Long-Term Incentive Plan effective July 1, 2006. The plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on Company common stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR). Each SAR entitles the holder to receive cash upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of maturity of the SAR over the fair market value of such share on the date granted. The primary objective of the plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.

The Company re-measures the fair value of SARs each reporting period until the award is settled and recognizes changes in fair value and vesting in compensation expense. The Company recognized a net reversal of compensation expense of $103,000 for the six months ended June 30, 2015 compared to a net reversal of compensation expense of $137,000 for the six months ended June 30, 2014. These reversals of compensation expense were due to variations in the market value of Banner stock.

As of June 30, 2015, all SAR awards have been settled and there was no remaining liability for SARs.

2012 Restricted Stock and Incentive Bonus Plan

Under the 2012 Restricted Stock and Incentive Bonus Plan (2012 Restricted Stock Plan), which was initially approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the 2012 Restricted Stock Plan have a minimum vesting period of three years. The 2012 Restricted Stock Plan will continue in effect for a term of ten years, after which no further awards may be granted.

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

As of June 30, 2015, the Company had granted 299,997 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 125,237 shares had vested and 174,760 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (the 2014 Plan) was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of June 30, 2015, 67,083 restricted stock shares and 7,331 restricted stock units have been granted under the 2014 Plan of which 9,352 restricted stock shares have vested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $1.1 million and $1.9 million for the three and six-month periods ended June 30, 2015 and $610,000 and $1.1 million for the three and six-month periods ended June 30, 2014, respectively. Unrecognized compensation expense for these awards as of June 30, 2015 was $6.3 million and will be amortized over the next 33 months.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2015	December 31, 2014
Commitments to extend credit	$1,327,128	$1,166,165
Standby letters of credit and financial guarantees	11,052	9,934
Commitments to originate loans	47,500	20,988

Derivatives also included in Note 16:
Commitments to originate loans held for sale	67,909	29,851
Commitments to sell loans secured by one- to four-family residential properties	31,559	8,714
Commitments to sell securities related to mortgage banking activities	42,874	25,000

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Company then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. In 2012, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts in the six months ended June 30, 2015 or June 30, 2014. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. We limit our exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event we have forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

Legal Proceedings — In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. The claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Company holds a security interest. Based on information known to management at this time, the Company is not a party to any legal proceedings that management believes would have a material adverse effect on the Company's results of operations or consolidated financial position at June 30, 2015.

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

As of June 30, 2015 and December 31, 2014, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$6,914	$1,052	$7,089	$1,165	$6,914	$1,052	$7,089	$1,165

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

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

Mortgage loans which are held for sale are subject to changes in fair value due to fluctuations in interest rates from the loan's closing date through the date of sale of the loans into the secondary market. Typically, the fair value of these loans declines when interest rates increase and rises when interest rates decrease. To mitigate this risk, the Company enters into forward sales contracts on a significant portion of these loans to provide an economic hedge against those changes in fair value. Mortgage loans held for sale and the forward sales contracts are recorded at fair value with changes in value recorded in current earnings within mortgage banking operations on our Consolidated Statements of Operations.

As of June 30, 2015 and December 31, 2014, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$144,947	$5,575	$134,512	$5,125	$144,947	$5,575	$134,512	$5,125
Mortgage loan commitments	43,230	311	29,311	317	24,678	148	—	—
Forward sales contracts	67,552	444	—	—	—	—	33,174	198
	$255,729	$6,330	$163,823	$5,442	$169,625	$5,723	$167,686	$5,323

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps from prior to 2009 that were not designated in hedge relationships (with a fair value of $416,000 at June 30, 2015 and $558,000 at December 31, 2014), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

		Three Months Ended June 30		Six Months Ended June 30
	Location on Statement of Operations	2015	2014	2015	2014
Mortgage loan commitments	Mortgage banking operations	$(379)	$321	$33	$391
Forward sales contracts	Mortgage banking operations	595	(199)	455	(265)
		$216	$122	$488	$126

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at June 30, 2015 or December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2015 and December 31, 2014, the termination value of derivatives in a net liability position related to these agreements was $6.6 million and $6.3 million, respectively. The Company generally posts collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $15.1 million and $11.1 million as of June 30, 2015 and December 31, 2014, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$6,627	$—	$6,627	$(7)	$—	$6,620
	$6,627	$—	$6,627	$(7)	$—	$6,620

Derivative liabilities
Interest rate swaps	$6,627	$—	$6,627	$(7)	$(6,614)	$6
	$6,627	$—	$6,627	$(7)	$(6,614)	$6

	December 31, 2014
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$6,290	$—	$6,290	$(6)	$—	$6,284
	$6,290	$—	$6,290	$(6)	$—	$6,284

Derivative liabilities
Interest rate swaps	$6,290	$—	$6,290	$(6)	$(6,279)	$5
	$6,290	$—	$6,290	$(6)	$(6,279)	$5

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2015, its 101 branch offices and nine loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2015, we had total consolidated assets of $5.2 billion, total loans of $4.2 billion, total deposits of $4.3 billion and total stockholders’ equity of $661 million.

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

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in the first half of 2015, as evidenced by our solid operating results and profitability which resulted in an annualized return on average assets of 1.02% for both the quarter and six months ended June 30, 2015. Over the past five years, we have significantly added to our client relationships and account base, as well as substantially improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in stronger and sustainable revenues and lower credit costs, and we believe has positioned the Company well for continued success.

For the quarter ended June 30, 2015, our net income was $13.2 million, or $0.64 per diluted share, compared to net income of $17.0 million, or $0.88 per diluted share, for the quarter ended June 30, 2014. In the second quarter of 2014, we recognized a $9.1 million bargain purchase gain related to the acquisition of six branches in southwestern Oregon (the Branch Acquisition), which net of related acquisition expenses contributed $0.23 to diluted net income per share. For the six months ended June 30, 2015, our net income was $25.4 million, or $1.25 per diluted share, compared to net income of $27.5 million, or $1.42 per diluted share for the same period a year earlier. Highlights for the current quarter included additional loan growth, additional client acquisition, solid asset quality, and strong revenues from core operations. Compared to the same three and six-month periods a year ago, we had a significant increase in net interest income as well as substantial increases in deposit fees and service charges and in revenue from mortgage banking. The six months ended June 30, 2015 was also highlighted by the completion of the acquisition of Siuslaw Financial Group (Siuslaw) and its subsidiary, Siuslaw Bank, expanding our presence in Oregon and complementing our Branch Acquisition. As a result of the Siuslaw acquisition, on March 6, 2015, the Company acquired approximately $370 million in total assets, $316 million in deposits, $247 million in loans and more than 8,000 new customer relationships.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased $7.6 million, or 17%, to $51.5 million for the quarter ended June 30, 2015, compared to $43.8 million for the same quarter one year earlier. This increase in net interest income reflects the significant growth in earning assets and the increase in interest rate spread and net interest margin which were enhanced by continuing reductions in deposit and other funding costs. Our interest rate spread increased to 4.18% in the current quarter from 4.03% in the quarter ended June 30, 2014 while our net interest margin increased to 4.19% in the current quarter compared to 4.06% in the same quarter a year earlier.

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

Our total other operating income, which includes gains and losses on the sale of securities and changes in the value of financial instruments carried at fair value was $16.1 million for the quarter ended June 30, 2015, compared to $20.3 million for the quarter ended June 30, 2014, which also included an acquisition bargain purchase gain of $9.1 million. For the quarter ended June 30, 2015, we recorded a net fair value gain of $797,000 in fair value adjustments and $28,000 in net losses on the sale of securities. In comparison, for the quarter ended June 30, 2014, we recorded a net fair value gain of $464,000 and no net gain or loss on the sale of securities. Other operating income excluding the net gain on sale of securities, changes in the fair value of financial instruments and, in the second quarter of 2014, the acquisition bargain purchase gain, a measure which we believe is more indicative of our core operations, increased 43% to $15.4 million for the quarter ended June 30, 2015, compared to $10.8 million for the same quarter a year earlier, as a result of meaningfully increased deposit fees and service charges fueled by growth in non-interest-bearing deposit accounts and substantially increased revenues from our mortgage banking operations.

Our total revenues (net interest income before the provision for loan losses plus total other operating income) for the second quarter of 2015 increased $3.5 million to $67.6 million, compared to $64.1 million for the same period a year earlier, as a result of increased net interest income and deposit fees and service charges, as well as increased mortgage banking revenues.  Our total revenues, excluding changes in the fair value of financial instruments, net loss on sale of securities, and the acquisition bargain purchase gain in 2014, which we believe are more indicative of our core operations, also were strong at $66.8 million for the six months ended June 30, 2015, a $12.3 million, or 22% increase, compared to $54.6 million for the same period a year earlier.

Our other operating expenses increased in the second quarter of 2015 compared to a year earlier largely as a result of acquisition-related expenses, including expenses related to the pending acquisition of AmericanWest Bank, and the costs associated with 16 branches acquired in June 2014 and March 2015, as well as generally increased salary and employee benefits, payment and card processing service costs and advertising and marketing expenses, which were partially offset by an increase in the credit for capitalized loan origination costs.  Other operating expenses were $47.7 million for the quarter ended June 30, 2015, compared to $38.4 million for the same quarter a year earlier.

As a result of adequate reserves already in place representing 1.82% of total loans outstanding at June 30, 2015, we did not record a provision for loan losses in the three months ended June 30, 2015, which was the tenth consecutive quarter for which we had no provision for loan losses. Our reserves at March 31, 2015 and June 30, 2014 were 1.83% and 1.97%, respectively, of total loans outstanding. The allowance for loan losses at June 30, 2015 was $77.3 million, representing 332% of non-performing loans. Non-performing loans decreased to $23.3 million at June 30, 2015, compared to $24.7 million at March 31, 2015, but increased 18% when compared to $19.7 million a year earlier primarily as a result of the Siuslaw acquisition. (See Note 7, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Non-GAAP financial measures: Other operating income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, and gains or losses on the sale of securities and, in certain periods, acquisition-related bargain purchase gains and costs are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2015	2014	2015	2014

Total other operating income (GAAP)	$16,141	$20,310	$29,838	$29,342
Exclude net gain (loss) on sale of securities	28	—	537	(35)
Exclude change in valuation of financial instruments carried at fair value	(797)	(464)	(1,847)	(209)
Exclude acquisition bargain purchase gain	—	(9,079)	—	(9,079)
Total other operating income from core operations (non-GAAP)	$15,372	$10,767	$28,528	$20,019

Net interest income before provision for loan losses	$51,457	$43,808	$97,992	$86,147
Total other operating income	16,141	20,310	29,838	29,342
Total GAAP revenue	67,598	64,118	127,830	115,489
Exclude net gain (loss) on sale of securities	28	—	537	(35)
Exclude change in valuation of financial instruments carried at fair value	(797)	(464)	(1,847)	(209)
Exclude acquisition bargain purchase gain	—	(9,079)	—	(9,079)
Revenue from core operations (non-GAAP)	$66,829	$54,575	$126,520	$106,166

Income before provision for taxes (GAAP)	$19,864	$25,683	$38,181	$41,474
Exclude net gain (loss) on sale of securities	28	—	537	(35)
Exclude change in valuation of financial instruments carried at fair value	(797)	(464)	(1,847)	(209)
Exclude acquisition bargain purchase gain	—	(9,079)	—	(9,079)
Exclude acquisition related costs	3,885	1,979	5,533	2,024
Income from core operations before provision for taxes (non-GAAP)	$22,980	$18,119	$42,404	$34,175

Net income (GAAP)	$13,249	$16,987	$25,383	$27,537
Exclude net gain (loss) on sale of securities	28	—	537	(35)
Exclude change in valuation of financial instruments carried at fair value	(797)	(464)	(1,847)	(209)
Exclude acquisition bargain purchase gain	—	(9,079)	—	(9,079)
Exclude acquisition related costs	3,885	1,979	5,533	2,024
Exclude related tax expense (benefit)	(954)	2,723	(1,074)	2,628
Total earnings from core operations (non-GAAP)	$15,411	$12,146	$28,532	$22,866

Acquisition bargain purchase gain	$—	$9,079	$—	$9,079
Acquisition-related costs	(3,885)	(1,979)	(5,533)	(2,024)
Related tax expense	1,231	(2,556)	1,545	(2,540)
Total net effect of acquisition on earnings	$(2,654)	$4,544	$(3,988)	$4,515
Diluted weighted shares outstanding	20,789,533	19,409,601	20,301,448	19,406,215
Total net effect of acquisition-related costs and acquisition bargain purchase gain on diluted earnings per share	$(0.13)	$0.23	$(0.20)	$0.23

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

	June 30, 2015	December 31, 2014	June 30, 2014
Stockholders’ equity (GAAP)	$660,650	$582,888	$562,331
Exclude goodwill and other intangible assets, net	26,891	2,831	3,892
Tangible common stockholders’ equity (non-GAAP)	$633,759	$580,057	$558,439
Total assets (GAAP)	$5,194,258	$4,723,163	$4,744,617
Exclude goodwill and other intangible assets, net	26,891	2,831	3,892
Total tangible assets (non-GAAP)	$5,167,367	$4,720,332	$4,740,725
Tangible common stockholders’ equity to tangible assets (non-GAAP)	12.26%	12.29%	11.78%

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. We had $129 million of loan growth in the current quarter and $411 million in the six months ended June 30, 2015. Loan growth for the six months ended June 30, 2015 included meaningful organic growth and $245 million of loans as a result of the Siuslaw acquisition. At June 30, 2015, our net loan portfolio totaled $4.169 billion compared to $3.758 billion at December 31, 2014 and $3.688 billion at June 30, 2014.

Our commercial real estate loans for both owner-occupied and investment properties, including construction and development loans for these types of properties, totaled $1.675 billion, or approximately 39% of our loan portfolio at June 30, 2015. In addition, multifamily residential real estate loans, including construction and development loans for these types of properties, totaled $265 million and comprise approximately 6% of our loan portfolio. While our level of activity and investment in commercial and multifamily real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods resulting in growth in these loan balances. In addition, commercial real estate loans comprised a significant portion of the Siuslaw Bank loan portfolio. Commercial real estate loans increased by $242 million during the first six months of 2015 and multifamily loans increased by $38 million.

We also originate residential construction, land and land development loans and, although our portfolio balances are well below the peak levels before the financial crisis, in recent years we have experienced increased demand for one- to four-family construction loans and our origination activity has been significant. Outstanding residential construction, land and land development balances increased $13 million, or 4%, to $336 million at June 30, 2015 compared to $322 million at December 31, 2014 and increased $49 million, or 17%, compared to $286 million at June 30, 2014. Still, residential construction, land and land development loans represented only approximately 8% of our total loan portfolio at June 30, 2015.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. In recent years, our commercial business lending has also included participation in certain national syndicated loans, including shared national credits, which totaled $119 million at June 30, 2015. Reflecting expected seasonal patterns and the expanding Pacific Northwest economy, commercial and agricultural business loans increased $80 million, or 8%, to $1.043 billion at June 30, 2015, compared to $962 million at December 31, 2014, and have increased $62 million, or 6%, compared to $981 million at June 30, 2014. Commercial and agricultural business loans represented approximately 25% of our portfolio at June 30, 2015.

Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. At June 30, 2015, our outstanding balances for residential mortgages increased $3 million to $543 million, compared to $540 million at December 31, 2014, and have decreased $16 million compared to $559 million at June 30, 2014. One- to four-family residential real estate loans represented nearly 13% of our loan portfolio at June 30, 2015. Most of the one- to four-family residential mortgage loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. Although demand for consumer loans has continued to be modest in recent years, as we believe many consumers have been focused on reducing their personal debt, we have had reasonable growth in consumer loan balances during the first six months of this year and compared to a year ago. At June 30, 2015, consumer loans, including consumer loans secured by one- to four-family residences, increased $36 million to $385 million, compared to $349 million at December 31, 2014, and have increased $50 million compared to $336 million at June 30, 2014, with most of the increase arising from increased usage of home equity lines of credit and the Siuslaw acquisition.

Deposits: Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our branch expansion over many years, including the Branch Acquisition and Siuslaw Bank acquisition, and our current marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly directed towards increasing transaction and savings accounts and for the past four years we have been very successful in increasing these core deposit balances. The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to prior periods.

Total deposits were $4.297 billion at June 30, 2015, compared to $3.899 billion at December 31, 2014 and $3.919 billion a year ago. The increase in total deposits for the first six months of the current year largely reflects the acquisition of Siuslaw Bank which added $320 million to deposit totals at June 30, 2015. However, the increase in total deposits compared to December 31, 2014 as well as June 30, 2014 also reflects meaningful organic growth in the total balances and number of client relationships. Non-interest-bearing account balances increased 14% to $1.484 billion at June 30, 2015, compared to $1.299 billion at December 31, 2014, and increased 23% compared to $1.210 billion a year ago largely as a result of our successful client acquisition strategies and the Siuslaw acquisition ($139 million). Interest-bearing transaction and savings accounts increased 12% to $2.047 billion at June 30, 2015, compared to $1.830 billion at December 31, 2014 and increased 16% compared to $1.772 billion a year ago, while certificates of deposit decreased 1% to $766 million at June 30, 2015, compared to $771 million at December 31, 2014 and decreased 18% compared to $937 million a year earlier. Core deposits represented 82% of total deposits at June 30, 2015, compared to 76% of total deposits a year earlier.

Management’s Discussion and Analysis of Results of Operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2014 included in the 2014 Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of or recognition of deferred tax assets and liabilities, and (vi) the application of acquisition accounting standards to acquisition transactions. These policies and judgments, estimates and assumptions are described in greater detail below. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies during the first six months of 2015.

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

The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the non-accretable difference. The non-accretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses. The purchased credit-impaired loans acquired are and will continue to be subject to the Company's internal and external credit review and monitoring.

For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

General.  Total assets increased $471 million, or 10%, to $5.194 billion at June 30, 2015, from $4.723 billion at December 31, 2014.  Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) increased $411 million, or 11%, to $4.169 billion at June 30, 2015, from $3.758 billion at December 31, 2014. A portion of these increases resulted from the Siuslaw acquisition in which we acquired $247 million in loans and $316 million in deposits when the purchase transaction closed on March 6, 2015.

The increase in net loans included increases of $209 million in commercial real estate loans, including $126 million from the Siuslaw acquisition, $36 million in consumer loans, $38 million in multifamily loans, $88 million in commercial business loans, including $27 million from the Siuslaw acquisition, $11 million in one- to four-family construction loans, $28 million in commercial construction loans, $8 million in land and land development loans, and $3 million in one- to four-family residential loans, partially offset by decreases of $8 million in agricultural business loans and $118,000 in multifamily construction loans. The increase in commercial real estate loans included $140 million for investment properties and $70 million for owner-occupied properties.

The aggregate balance of interest-earning deposits and securities increased $13 million from December 31, 2014 to $651 million at June 30, 2015, largely as a result of the Siuslaw acquisition. Our total investment in securities decreased $30 million to $552 million at June 30, 2015, while interest-earning deposits increased $43 million during the six months ended June 30, 2015 to $98 million. Securities purchases during the six-month period were modest and were less than sales, paydowns and maturities. Purchases were primarily mortgage-backed securities and intermediate-term taxable and tax-exempt municipal securities. Securities sales were also modest although we did sell substantially all of the securities acquired in the Siuslaw acquisition. The average effective duration of Banner's securities portfolio was approximately 3.1 years at June 30, 2015. Net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were an increase of $2.6 million in the six months ended June 30, 2015. In addition, fair value adjustments for securities designated as available-for-sale reflected a decrease of $1.4 million for the six months ended June 30, 2015, which was included net of the associated tax expense of $504,000 as a component of other comprehensive income and largely occurred as a result of modestly decreased market interest rates. (See Note 11 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

REO increased $2.7 million, to $6.1 million at June 30, 2015, compared to $3.4 million at December 31, 2014, primarily as a result of properties acquired in the Siuslaw merger. During the six months ended June 30, 2015, we transferred $2.1 million of loans into REO, capitalized costs of $298,000, recorded $182,000 of negative valuation adjustments, and disposed of $2.2 million of REO properties, recognizing $220,000 in net gains related to those sales. (See Note 8 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q and “Asset Quality” discussion below).

Deposits increased $398 million, or 10%, to $4.297 billion at June 30, 2015 from $3.899 billion at December 31, 2014, largely as a result of the Siuslaw acquisition, which accounted for $320 million of the increase for the six months ended June 30, 2015. Non-interest-bearing deposits increased by $185 million, or 14%, to $1.484 billion at June 30, 2015, compared to $1.299 billion at December 31, 2014, and increased by 23% compared to a year earlier. Interest-bearing transaction and savings accounts increased by $217 million, or 12%, to $2.047 billion at June 30, 2015 from $1.830 billion at December 31, 2014 and increased by 16% compared to a year earlier. Certificates of deposit decreased $5 million, or 1%, to $766 million at June 30, 2015 from $771 million at December 31, 2014, and decreased by 18% compared to a year earlier.

FHLB advances decreased $32 million to $236,000 at June 30, 2015 from $32 million at December 31, 2014, as we used our excess liquidity to repay maturing FHLB advances. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $17 million, or 22%, to $95 million at June 30, 2015, compared to $77 million at December 31, 2014. A junior subordinated debenture with a fair value of $6 million was acquired in the Siuslaw acquisition in the quarter ended March 31, 2015. No additional junior subordinated debentures were issued or matured during the six months ended June 30, 2015; however, in addition to the acquisition of the junior subordinated debenture in the Siuslaw transaction, the estimated fair value of these instruments increased by $734,000. Junior subordinated debentures totaled $85 million at June 30, 2015 compared to $78 million at December 31, 2014. For more information, see Notes 10 and 11 of the Selected Notes to the Consolidated Financial Statements.

Total stockholders' equity increased $78 million, or 13%, to $661 million at June 30, 2015 compared to $583 million at December 31, 2014. The increase in equity primarily reflects the common shares issued in the Siuslaw acquisition and the year-to-date net income reduced by payment of dividends to common stockholders. In addition, there was an improvement of $485,000 in accumulated other comprehensive income representing an unrealized gain, net of tax, on securities available-for-sale. Tangible common stockholders' equity, which excludes intangible assets, increased $54 million to $634 million, or 12.26% of tangible assets at June 30, 2015, compared to $580 million, or 12.29% of tangible assets at December 31, 2014. In the six months ended June 30, 2015, we did not have any repurchases of our common stock as part of the publicly announced repurchase plan, but 12,284 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

For the quarter ended June 30, 2015, net income was $13.2 million, or $0.64 per diluted share. This compares to net income of $17.0 million, or $0.88 per diluted share, for the quarter ended June 30, 2014. For the six months ended June 30, 2015, net income was $25.4 million, or $1.25 per diluted share. This compares to net income of $27.5 million, or $1.42 per diluted share for the six months ended June 30, 2014. In the quarter and six months ended June 30, 2014, net income was significantly augmented by the $9.1 million bargain purchase gain ($5.8 million net of income tax) realized from the Branch Acquisition, which net of related expenses added $0.23 per diluted share to earnings for those periods.

As expected, our current quarter and six month operating results continued to be influenced by very low levels of market interest rates which continued to exert pressure on asset yields, but also supported solid loan demand, strong housing markets and increased mortgage origination activity. Nonetheless, substantial growth in earning assets as well as changes in the asset mix and further reductions in funding costs combined to offset this yield pressure, while mortgage banking revenues nearly doubled compared the same periods a year ago. In addition, credit costs remained low and deposit fees and other payment processing revenues increased compared to a year earlier reflecting significant growth in client relationships, including growth as a result of the Branch Acquisition and the Siuslaw merger. As a result, net income for the current quarter and six months was solid, representing further progress on our strategic priorities and initiatives, and produced an annualized return on average assets of 1.02% for both periods.

Net Interest Income. Net interest income before provision for loan losses increased by $7.6 million, or 17%, to $51.5 million for the quarter ended June 30, 2015, compared to $43.8 million for the same quarter one year earlier, as a significant increase of $590 million in the average balance of interest-earning assets combined with a modest increase in the net interest margin produced strong growth for this key source of revenue. The net interest margin of 4.19% for the quarter ended June 30, 2015 was 13 basis points higher than for the same quarter in the prior year. The increase in the net interest margin compared to a year earlier reflects changes in the mix of earning assets and modest reductions in deposit and funding costs, which were generally sufficient to offset the impact of persistently low market interest rates on earning asset yields. Earning asset yields and the net interest margin were aided by a substantial credit recovery during the current quarter, including the collection of delinquent interest, which contributed $471,000 to net interest income and added four basis points to the second quarter net interest margin. The accretion of discounts on the loans acquired in the Siuslaw merger contributed an additional three basis points to the net interest margin in the quarter ended June 30, 2015, while nonaccrual loans reduced the net interest margin by one basis point. Nonaccrual loans also reduced the net interest margin by three basis points in the quarter ended June 30, 2014.

The net interest spread increased to 4.18% for the quarter ended June 30, 2015 compared to 4.03% for the quarter ended June 30, 2014. Reflecting changes in the asset mix, as well as the credit recovery and the acquisition accounting discount accretion, the yield on interest-earning assets for the quarter ended June 30, 2015 was 4.41%, an increase of ten basis points compared to the same quarter a year earlier. By contrast, funding costs were modestly lower, especially deposit costs which decreased five basis points to 0.16% from 0.21% a year earlier, leading to a decrease of five basis points for all funding liabilities to 0.23% for the quarter ended June 30, 2015 compared to 0.28% for the quarter ended June 30, 2014.

Net interest income before provision for loan losses increased by $11.9 million, or 14%, to $98.0 million for the six months ended June 30, 2015 compared to $86.1 million for the same period one year earlier, as a result of a $491 million increase in average interest-earning assets and enhanced by an eight basis point increase in the net interest margin. The net interest margin increased to 4.14% for the six months ended June 30, 2015 compared to 4.06% for the same period in the prior year and, similar to the results for the current quarter, this increase was a result of the effect of changes in asset mix, the credit recovery, the acquisition accounting discount accretion and lower funding costs. The credit recovery referred to above contributed two basis points to the net interest margin for six months ended June 30, 2015. The accretion of discounts on the loans acquired in the Siuslaw merger also added two basis points to the net interest margin, while nonaccrual loans reduced the margin by one basis point during the six months ended June 30, 2015. Nonaccrual loans reduced the net interest margin by three basis points in the six months ended June 30, 2014.

Interest Income. Interest income for the quarter ended June 30, 2015 was $54.1 million, compared to $46.5 million for the same quarter in the prior year, an increase of $7.4 million, or 16%.  The increase in interest income occurred primarily as a result of an increase in the average balances of interest-earning assets enhanced by an increase in the yield. The average balance of interest-earning assets was $4.923 billion for the quarter ended June 30, 2015, an increase of $590 million, or 14%, compared to $4.333 billion one year earlier. The yield on average interest-earning assets increased to 4.41% for the quarter ended June 30, 2015, compared to 4.31% for the same quarter one year earlier. The increase in the yield on earning assets reflects an asset mix that included proportionately more loans and less securities, as well as modestly higher yields on both loans and securities in the current period. Average loans receivable for the quarter ended June 30, 2015 increased $593 million, or 17%, to $4.182 billion, compared to $3.589 billion for the same quarter in the prior year. Interest income on loans increased by $7.9 million, or 18%, to $51.1 million for the current quarter from $43.2 million for the quarter ended June 30, 2014, reflecting the impact of the $593 million increase in average loan balances and a seven basis point increase in the average yield on loans.  The average yield on loans was 4.90% for the quarter ended June 30, 2015, compared to 4.83% for the same quarter one year earlier. The credit recovery added five basis points and the acquisition accounting discount accretion added four basis points to the current quarter loan yield.

Interest income for the six months ended June 30, 2015 was $103.1 million, compared to $91.6 million for the same period in the prior year, an increase of $11.5 million, or 13%. As with quarterly results, the year-to-date results reflect a $491 million, or 11%, increase in the average balance of interest-earning assets as well as a four basis point increase in the yield on interest-earning assets.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock decreased to $742 million for the quarter ended June 30, 2015 (excluding the effect of fair value adjustments), compared to $744 million for the quarter ended June 30, 2014; and the interest and dividend income from those investments decreased by $343,000 compared to the same quarter in the prior year. The average yield on the combined portfolio decreased to 1.62% for the quarter ended June 30, 2015, from 1.80% for the same quarter one year earlier. The decrease in the yield on the combined portfolio was the result of a more significant portion of the portfolio being invested in daily interest-bearing deposits; however, a substantial portion of those interest-bearing deposits were redeployed into loans by the end of the current quarter. The yield on the combined portfolio benefited slightly from a $16 million reduction in the average balance of FHLB stock which had a very low 0.26% dividend yield. For the quarter ended June 30, 2015, the yield on mortgage-backed securities increased one basis point to 1.67% compared to the quarter ended June 30, 2014; however, for the six months ended June 30, 2015, the yield on mortgage-backed securities decreased 17 basis points to 1.51% compared to the same period in the previous year, largely as a result of unanticipated prepayments on multifamily loans underlying certain securities that had significant unamortized purchase premiums. For the quarter ended June 30, 2015, the yield on other securities increased six basis point to 2.47% compared to the quarter ended June 30, 2014 and for the six months ended June 30, 2015, the yield on other securities increased two basis points to 2.47% compared to the same period in the previous year.

Interest Expense. Interest expense for the quarter ended June 30, 2015 was $2.6 million, compared to $2.7 million for the same quarter in the prior year, a decrease of $113,000, or 4%. The decrease in interest expense occurred as a result of a five basis point decrease in the average cost of all funding liabilities to 0.23% for the quarter ended June 30, 2015, from 0.28% for the same quarter one year earlier, partially offset by a $553 million increase in average funding liabilities. The increase in average funding liabilities reflects a significant increase in core deposits, including non-interest-bearing accounts, and increases in other borrowings which are primarily retail repurchase agreements with deposit customers, partially offset by a continued decline in the average balance of certificates of deposit as well as decreased average advances from the FHLB compared to one year ago. A substantial portion of the increase in core deposits was a result of the Branch Acquisition and the Siuslaw Bank merger, although compared to a year earlier the increase also reflects meaningful client acquisition and organic account growth. Interest expense for the six months ended June 30, 2015 and 2014 was $5.2 million and $5.5 million, respectively, and similar to quarterly results, the reduction is reflective of a decrease of four basis points in the average rate paid for all funding liabilities, partially offset by an increase in their average balances over that time period.

Deposit interest expense decreased $142,000, or 7%, to $1.8 million for the quarter ended June 30, 2015, compared to $1.9 million for the same quarter in the prior year, as a result of a five basis point decrease in the cost of deposits. Average deposit balances increased to $4.305 billion for the quarter ended June 30, 2015, from $3.701 billion for the quarter ended June 30, 2014, and the average rate paid on deposit balances decreased to 0.16% in the second quarter of 2015 from 0.21% for the quarter ended June 30, 2014. The cost of interest-bearing deposits decreased by five basis points to 0.25% for the quarter ended June 30, 2015 compared to 0.30% in the same quarter a year earlier. Significantly contributing to the decrease in total deposit costs was a $379 million increase in the average balances of non-interest-bearing accounts. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates as evidenced by the continuing decline in our deposit costs despite relatively stable short-term market interest rates over the past twelve months. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, have meaningfully contributed to the decrease in our funding costs compared to earlier periods.

For the six months ended June 30, 2015, deposit interest expense decreased $373,000 to $3.5 million compared to $3.9 million for the same period one year ago. Similar to the quarter, average deposit costs decreased by four basis points and the average balance of deposits increased $492 million for the six months ended June 30, 2015, compared to the same period one year ago.

Average FHLB advances (excluding the effect of fair value adjustments) were $192,000 for the quarter ended June 30, 2015, compared to $68 million for the same quarter one year earlier, and the average rate paid on FHLB advances for the quarter ended June 30, 2015 increased to 6.27% from 0.30% for the same quarter one year earlier. Interest expense on FHLB advances decreased to $3,000 for the quarter ended June 30, 2015 from $51,000 for the quarter ended June 30, 2014. For the six months ended June 30, 2015, interest expense on FHLB advances decreased by $70,000 to $20,000 compared to $90,000 for the same period in the prior year. Average FHLB advances excluding the effect of fair value adjustments decreased $50 million to $9 million over that same time period compared to $59 million for the six months ended June 30, 2014.

The average rate paid on FHLB advances increased 14 basis points to 0.45% for the six months ended June 30, 2015, compared to 0.31% for the same period a year ago.

Other borrowings consist primarily of retail repurchase agreements with deposits customers secured by certain investment securities. The average balance for other borrowings increased $8 million to $96 million during the current quarter from $88 million during the same quarter a year earlier, while the rate on other borrowings decreased to 0.20% from 0.21% a year earlier. As a result, interest expense for other borrowings increased to $48,000 for the quarter ended June 30, 2015, compared to $45,000 for the quarter ended June 30, 2014. For the six months ended June 30, 2015, the average balance for other borrowings increased $4 million to $92 million compared to $88 million during the same period a year earlier, while the rate on other borrowings remained unchanged at 0.20% during both periods.

Junior subordinated debentures which were issued in connection with our issuance of trust preferred securities had an average balance of $132 million (excluding the effect of fair value adjustments) and an average cost of 2.43% for the quarter ended June 30, 2015, compared to an average balance of $124 million and an average cost of 2.35% for the quarter ended June 30, 2014. Both the average balance and average cost of these borrowings increased slightly compared to the same period a year earlier as a result of an $8 million junior subordinated debenture acquired in the Siuslaw acquisition. Junior subordinated debentures outstanding had an average balance of $129 million (excluding the effect of fair value adjustments) and an average cost of 2.41% for the six months ended June 30, 2015, compared to an average balance of $124 million and average cost of 2.36% for the same period in the prior year. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$3,092,690	$38,642	5.01%	$2,607,763	$32,351	4.98%
Commercial/agricultural loans	960,818	10,509	4.39	868,070	9,092	4.20
Consumer and other loans	128,040	1,927	6.04	112,821	1,756	6.24
Total loans (1)	4,181,548	51,078	4.90	3,588,654	43,199	4.83
Mortgage-backed securities	305,427	1,275	1.67	349,743	1,446	1.66
Other securities	260,351	1,603	2.47	306,489	1,843	2.41
Interest-bearing deposits with banks	159,191	109	0.27	54,887	43	0.31
FHLB stock	16,903	11	0.26	33,055	9	0.11
Total investment securities	741,872	2,998	1.62	744,174	3,341	1.80
Total interest-earning assets	4,923,420	54,076	4.41	4,332,828	46,540	4.31
Non-interest-earning assets	272,486			197,799
Total assets	$5,195,906			$4,530,627
Deposits:
Interest-bearing checking accounts	$481,568	99	0.08	$428,059	87	0.08
Savings accounts	988,991	366	0.15	826,043	314	0.15
Money market accounts	573,101	225	0.16	420,343	175	0.17
Certificates of deposit	771,153	1,078	0.56	915,312	1,334	0.58
Total interest-bearing deposits	2,814,813	1,768	0.25	2,589,757	1,910	0.30
Non-interest-bearing deposits	1,489,940	—	—	1,110,979	—	—
Total deposits	4,304,753	1,768	0.16	3,700,736	1,910	0.21
Other interest-bearing liabilities:
FHLB advances	192	3	6.27	67,510	51	0.30
Other borrowings	96,231	48	0.20	88,040	45	0.21
Junior subordinated debentures	131,964	800	2.43	123,716	726	2.35
Total borrowings	228,387	851	1.49	279,266	822	1.18
Total funding liabilities	4,533,140	2,619	0.23	3,980,002	2,732	0.28
Other non-interest-bearing liabilities (2)	2,966			(4,237)
Total liabilities	4,536,106			3,975,765
Stockholders’ equity	659,800			554,862
Total liabilities and stockholders’ equity	$5,195,906			$4,530,627
Net interest income/rate spread		$51,457	4.18%		$43,808	4.03%
Net interest margin			4.19%			4.06%
Additional Key Financial Ratios:
Return on average assets			1.02%			1.50%
Return on average equity			8.05			12.28
Average equity / average assets			12.70			12.25
Average interest-earning assets / average interest-bearing liabilities			161.78			151.02
Average interest-earning assets / average funding liabilities			108.61			108.86
Non-interest (other operating) income / average assets			1.25			1.80
Non-interest (other operating) expense / average assets			3.68			3.40
Efficiency ratio (4)			70.61			59.94

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income).

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$3,003,444	$74,203	4.98%	$2,559,911	$63,503	5.00%
Commercial/agricultural loans	923,586	19,477	4.25	860,404	17,945	4.21
Consumer and other loans	124,593	3,763	6.09	112,009	3,494	6.29
Total loans (1)	4,051,623	97,443	4.85	3,532,324	84,942	4.85
Mortgage-backed securities	306,740	2,302	1.51	351,042	2,917	1.68
Other securities	263,058	3,220	2.47	303,390	3,681	2.45
Interest-bearing deposits with banks	125,384	162	0.26	56,610	88	0.31
FHLB stock	21,895	18	0.17	34,098	18	0.11
Total investment securities	717,077	5,702	1.60	745,140	6,704	1.81
Total interest-earning assets	4,768,700	103,145	4.36	4,277,464	91,646	4.32
Non-interest-earning assets	250,935			199,006
Total assets	$5,019,635			$4,476,470
Deposits:
Interest-bearing checking accounts	$463,690	189	0.08	$423,548	172	0.08
Savings accounts	959,585	710	0.15	822,702	634	0.16
Money market accounts	547,612	428	0.16	417,666	372	0.18
Certificates of deposit	770,270	2,174	0.57	902,679	2,696	0.60
Total interest-bearing deposits	2,741,157	3,501	0.26	2,566,595	3,874	0.30
Non-interest-bearing deposits	1,410,949	—	—	1,093,646	—	—
Total deposits	4,152,106	3,501	0.17	3,660,241	3,874	0.21
Other interest-bearing liabilities:
FHLB advances	8,920	20	0.45	59,048	90	0.31
Other borrowings	92,289	91	0.20	88,105	89	0.20
Junior subordinated debentures	129,048	1,541	2.41	123,716	1,446	2.36
Total borrowings	230,257	1,652	1.45	270,869	1,625	1.21
Total funding liabilities	4,382,363	5,153	0.24	3,931,110	5,499	0.28
Other non-interest-bearing liabilities (2)	3,021			(5,154)
Total liabilities	4,385,384			3,925,956
Stockholders’ equity	634,251			550,514
Total liabilities and stockholders’ equity	$5,019,635			$4,476,470
Net interest income/rate spread		$97,992	4.12%		$86,147	4.04%
Net interest margin			4.14%			4.06%
Additional Key Financial Ratios:
Return on average assets			1.02%			1.24%
Return on average equity			8.07			10.09
Average equity / average assets			12.64			12.30
Average interest-earning assets / average interest-bearing liabilities			160.49			150.75
Average interest-earning assets / average funding liabilities			108.82			108.81
Non-interest (other operating) income / average assets			1.20			1.32
Non-interest (other operating) expense / average assets			3.60			3.33
Efficiency ratio (4)			70.13			64.09

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income).

Provision and Allowance for Loan Losses. As a result of adequate reserves already in place representing 1.82% of total loans outstanding, as well as continuing strong loan performance and credit quality metrics, we did not record a provision for loan losses in either the quarter or six months ended June 30, 2015. Similarly, we did not record a provision in either the quarter or six months ended June 30, 2014. As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. While our credit quality indicators remained solid, eliminating the need for a provision for loan losses for the first six months of 2015, reflecting lingering uncertainty in the economy, we continue to maintain a substantial allowance for loan losses at June 30, 2015.

Net recoveries were $2.0 million for the quarter ended June 30, 2015 compared to net charge-offs of $61,000 for the same quarter in the prior year. For the six months ended June 30, 2015, net recoveries were $1.4 million compared to $52,000 for the first six months of 2014. Non-performing loans were $23 million at June 30, 2015, including $9 million from the Siuslaw acquisition, compared to $17 million at December 31, 2014 and $20 million at June 30, 2014. A comparison of the allowance for loan losses at June 30, 2015 and 2014 reflects an increase of $3 million to $77 million at June 30, 2015, from $74 million at June 30, 2014.  Included in our allowance at June 30, 2015 was an unallocated portion of $4 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable including loans acquired in business combinations carried at fair value) decreased to 1.82% at June 30, 2015, from 1.97% at June 30, 2014. The allowance as a percentage of non-performing loans (including non-performing loans acquired in business combinations) decreased to 332% at June 30, 2015, compared to 376% one year ago.

As of June 30, 2015, we had identified $49 million of impaired loans. Impaired loans are comprised of loans on nonaccrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools. For more information on these impaired loans, refer to Note 7 of the Selected Notes to the Consolidated Financial Statements, Loans Receivable and the Allowance for Loan Losses, and Note 11, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of June 30, 2015 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income. Other operating income, which includes changes in the valuation of financial instruments carried at fair value, net gain or loss on sale of securities, and in the quarter ended June 30, 2014 the acquisition bargain purchase gain, as well as non-interest revenues from core operations, was $16.1 million for the quarter ended June 30, 2015, compared to $20.3 million for the same quarter in the prior year. Our other operating income for the three months ended June 30, 2015 included a $797,000 net gain for fair value adjustments, which was partially offset by a $28,000 net loss on the sale of securities. The net fair value adjustment and loss on sale of securities principally related to the sale of one pooled trust preferred collateralized debt obligation security (TRUP CDO) which had been carried at fair value. During the quarter ended June 30, 2014, fair value adjustments resulted in a net gain of $464,000 and we recorded the Branch Acquisition bargain purchase gain of $9.1 million. For a more detailed discussion of our fair value adjustments, please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Other operating income including changes in the valuation of financial instruments carried at fair value and net gain or loss on sale of securities was $29.8 million for the six months ended June 30, 2015, compared to $29.3 million for the same period in the prior year, which in addition included the Branch Acquisition bargain purchase gain. Our other operating income for the six months ended June 30, 2015 included fair value adjustments resulting in a net gain of $1.8 million and a net loss on the sale of securities of $537,000, compared to fair value adjustments resulting in a net gain of $209,000, a net gain on the sale of securities of $35,000 and the Branch Acquisition bargain purchase gain of $9.1 million during the same period one year ago.

Excluding the fair value adjustments, net gain or loss on sale of securities and the Branch Acquisition bargain purchase gain, other operating income from core operations increased by $4.6 million, or 43%, to $15.4 million for the quarter ended June 30, 2015, compared to $10.8 million for the quarter ended June 30, 2014, largely as a result of increased revenues from deposit fees and other service charges and increased mortgage banking income. Deposit fees and other service charges increased by $2.2 million, or 30%, compared to the second quarter a year ago reflecting growth in the number of deposit accounts, increased transaction activity and our decision to change our debit and credit card relationship to MasterCard®. Mortgage banking revenues increased by $2.1 million reflecting increased mortgage refinancing activity, as well as a strong home purchase market and our increased market presence as a result of additions to our production staff.

Excluding the fair value adjustments, net gain or loss on sale of securities and the Branch Acquisition bargain purchase gain, other operating income from core operations increased by $8.5 million, or 43%, to $28.5 million for the six months ended June 30, 2015, compared to $20.0 million for the same period in the prior year. Deposit fees and service charges increased by $3.7 million, or 27%, to $17.7 million for the six months ended June 30, 2015 compared to $13.9 million for the first six months of the prior year, while revenues from mortgage banking operations increased by $4.4 million to $8.8 million, nearly double the amount recorded in the first six months of the prior year.

Other Operating Expenses. Other operating expenses increased by $9.3 million, to $47.7 million for the quarter ended June 30, 2015, compared to $38.4 million for the quarter ended June 30, 2014, largely as a result of acquisition-related expenses and the costs associated with operating the 16 branches acquired in June 2014 and March 2015, as well as generally increased salary and employee benefit costs, payment and card processing expenses, and advertising and marketing expenses, which were partially offset by an increase in the credit for capitalized loan origination costs. Acquisition-related costs for the quarter ended June 30, 2015, were $3.9 million, including $900,000 related to the Siuslaw Bank acquisition and $3.0 million related to the pending AmericanWest acquisition, compared to $2.0 million in the same quarter one year ago.

Salary and employee benefits expense increased $4.4 million, or 20%, to $26.7 million for the quarter ended June 30, 2015, compared to $22.3 million for the quarter ended June 30, 2014, in part reflecting the incremental staffing associated with the Branch Acquisition in June 2014 and the Siuslaw acquisition in March 2015. The increased expense also was the result of salary and wage adjustments and increased incentive compensation accruals, health insurance and other benefit costs and mortgage banking commissions related to the ongoing operations of the rest of the Company.

Partially offsetting the increase in compensation, the credit for capitalized loan origination costs increased by $505,000 compared to the same quarter a year earlier reflecting increased loan production. Payment and card processing expenses increased $996,000, or 36%, compared to the same period one year earlier, reflecting increased transactions as a result of the significant growth in core deposit accounts. Advertising and marketing expenses increased $828,000, or 60%, to $2.2 million for the quarter ended June 30, 2015, compared to $1.4 million for the quarter ended June 30, 2014 as a result of increased direct mail advertising and expanded market areas, as well as certain front-loaded costs for new media campaigns. Occupancy expense increased $817,000, or 15%, to $6.4 million for the quarter ended June 30, 2015, compared to $5.5 million for the quarter ended June 30, 2014, in large part reflecting the additional branch locations from the Branch Acquisition and the Siuslaw acquisition, but also as a result of increased depreciation expense related to computer hardware and software upgrades and building repair and maintenance expenses. Information and computer data services increased $355,000, or 19%. The net charge from REO operations was $167,000 for the quarter ended June 30, 2015 compared to a net credit of $109,000 for the quarter ended June 30, 2014. Professional services expense, excluding those that were acquisition-related, was $388,000, or 35%, lower than in the prior year.

Other operating expenses for the six months ended June 30, 2015 increased $15.6 million, or 21%, to $89.6 million, compared to $74.0 million for the six months ended June 30, 2014. Acquisition-related costs added $5.5 million to other operating expenses in the first six months of this year compared to $2.0 million in the same period last year. Salary and employee benefits expense increased $7.5 million, or 17%, to $51.0 million for the six months ended June 30, 2015 compared to $43.5 million for the six months ended June 30, 2014, again reflecting the additional staffing associated with the acquired branches as well as salary and wage adjustments and mortgage commissions and other benefit costs. In addition, the credit for capitalized loan origination costs increased by $1.1 million compared to the same six-month period a year earlier. Reflecting the significant growth in core deposits, expenses for payment and card processing increased by $1.5 million, or 28%, to $6.8 million for the six months ended June 30, 2015, compared to $5.3 million for the same period in the prior year. Advertising and marketing increased $1.4 million, or 57%, to $3.8 million for the six months ended June 30, 2015, compared to $2.4 million in the same period in the prior year. Occupancy and equipment expenses increased $1.1 million, or 10%, to $12.4 million for the six months ended June 30, 2015, compared to $11.2 million in the same period last year primarily as a result of the additional branches. Information and computer data services expense for the six months ended June 30, 2015 increased $673,000, or 17%, compared to one year ago while business and use taxes increased $361,000, or 66%, over the same periods. REO operations for the six months ended June 30, 2015 resulted in a net charge of $191,000, compared to a net credit of $70,000 for the prior-year period, an increase of $261,000, and included $182,000 of valuation adjustments and $220,000 of net gains on the sale of properties. Partially offsetting those increases was a $579,000, or (27%), decrease in professional services during the six months ended June 30, 2015 compared to the same period last year.

Income Taxes. In the quarter ended June 30, 2015, we recognized $6.6 million in income tax expense for an effective tax rate of 33.3%, which reflects our normal statutory tax rate increased by the effect of certain non-deductible merger expenses and reduced by the effect of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and 7.4% Idaho income tax rates. For the quarter ended June 30, 2014, we recognized $8.7 million in income tax expense for an effective tax rate of 33.9%. For the six months ended June 30, 2015, we recognized $12.8 million in income tax expense for an effective tax rate of 33.5%. For the six months ended June 30, 2014, we recognized $13.9 million in income tax expense for an effective tax rate of 33.6%. For more discussion on our income taxes, please refer to Note 12 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Achieving and maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. As a result, our non-performing assets declined substantially in recent years, although our non-performing assets increased modestly during the most recent six months as a result of $9.2 million of non-performing loans and $2.5 million of real estate owned acquired in the Siuslaw merger. While these assets acquired in the merger transaction have been recorded at fair values, including appropriate present value discounting of expected cash flows which can be interpreted as converting the loans to performing status, we have chosen to include them in our non-performing asset totals and related credit metrics to present a more complete representation of our asset quality. In addition to the discounts associated with the loans acquired in business combinations, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates. While our non-performing assets and credit costs have been materially reduced compared to past periods, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-Performing Assets:  Non-performing assets increased to $29 million, or 0.57% of total assets, at June 30, 2015, from $20 million, or 0.43% of total assets, at December 31, 2014, and $24 million, or 0.51% of total assets, at June 30, 2014. Our allowance for loan losses was $77 million, or 1.82% of total loans and 332% of non-performing loans at June 30, 2015, compared to $76 million, or 1.98% of total loans and 454% of non-performing loans at December 31, 2014.  We believe our level of non-performing loans and assets, which increased modestly primarily as a result of the Siuslaw merger, is manageable and continue to believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion. The primary components of the $29 million in non-performing assets were $12 million in nonaccrual loans, $11 million in loans more than 90 days delinquent and still accruing interest, and $6 million in REO.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At June 30, 2015, we had $26 million of restructured loans currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	June 30, 2015	December 31, 2014	June 30, 2014
Nonaccrual Loans: (1)(2)
Secured by real estate:
Commercial	$1,072	$1,132	$2,692
Multifamily	—	—	422
Construction and land	3,153	1,275	1,296
One- to four-family	5,662	8,834	9,354
Commercial business	179	537	925
Agricultural business, including secured by farmland	1,560	1,597	104
Consumer	861	1,187	1,205
	12,487	14,562	15,998
Loans more than 90 days delinquent, still on accrual:(3)
Secured by real estate:
Commercial	1,835	—	993
Multifamily	570	—	—
Construction and land	5,951	—	—
One- to four-family	1,976	2,095	2,181
Commercial business	—	—	280
Consumer	472	79	293
	10,804	2,174	3,747
Total non-performing loans	23,291	16,736	19,745
REO, net (4)	6,105	3,352	4,388
Other repossessed assets held for sale	—	76	69
Total non-performing assets	$29,396	$20,164	$24,202

Total non-performing loans to loans before allowance for loan losses	0.55%	0.44%	0.52%
Total non-performing loans to total assets	0.45%	0.35%	0.42%
Total non-performing assets to total assets	0.57%	0.43%	0.51%

Restructured loans (5)	$26,114	$29,154	$37,461

Loans 30-89 days past due and on accrual	$4,185	$8,387	$7,670

(Footnotes on following page)

Footnotes for Table of Non-performing Assets and Restructured Loans

(1)	Includes $1.8 million of nonaccrual restructured loans at June 30, 2015.

(2)	For the six months ended June 30, 2015, $373,000 in interest income would have been recorded had nonaccrual loans been current.

(3)	Includes purchase credit impaired loans with discounts accreting into income.

(4)
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

(5)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at June 30, 2015 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Secured by real estate:
Commercial	$1,039	$1,835	$33	$2,907
Multifamily	—	570	—	570
Construction and land
One- to four-family construction	—	1,186	—	1,186
Residential land acquisition & development	—	750	—	750
Residential land improved lots	—	504	—	504
Commercial land improved	—	4,765	—	4,765
Commercial land unimproved	—	1,899	—	1,899
Total construction and land	—	9,104	—	9,104
One- to four-family	6,161	990	487	7,638
Commercial business	141	31	7	179
Agricultural business, including secured by farmland	774	786	—	1,560
Consumer	681	472	180	1,333
Total non-performing loans	8,796	13,788	707	23,291
REO	1,638	4,434	33	6,105
Other repossessed assets	—	—	—	—
Total non-performing assets	$10,434	$18,222	$740	$29,396
Percent of non-performing assets	35%	62%	3%	100%

In addition to the non-performing loans as of June 30, 2015, we had other classified loans with an aggregate outstanding balance of $80 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

Within our non-performing loans, we have four lending relationships with aggregate loan exposure in excess of $1.0 million that collectively comprise $8.5 million, or 36.5% of our total non-performing loans as of June 30, 2015. At that date the single largest non-performing lending relationship consisted of one loan that totaled $3.6 million secured by four commercial lots in Lane County, Oregon. The second largest non-performing lending relationship consisted of one loan that totaled $1.9 million secured by resource/agricultural acreage in Union County, Oregon. The third largest non-performing lending relationship consisted of one loan that totaled $1.8 million secured by golf course property, business assets and fixtures in Lane County, Oregon. The fourth largest non-performing lending relationship consisted of one loan that totaled $1.2 million and is secured by a 17-acre parcel also in Lane County. The remaining balance of non-performing loans consists of 108 lending relationships with borrowers located throughout our market areas.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis. All REO properties are recorded at the lower of the estimated fair value of the property, less estimate selling costs, or the carrying value of the loan. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the quarter ended June 30, 2015, we had $182,000 of impairment charges, compared to the quarter ended June 30, 2014 in which we recognized no impairment charges related to these types of assets. For the six months ended June 30, 2015 and 2014, we recognized $182,000 and $37,000, respectively, of these impairment charges.

At June 30, 2015, we had $6.1 million of REO, the most significant components of which are a commercial office building with two parcels of land in Lane County, Oregon with a book value of $871,000; a subdivision in the greater Portland, Oregon area consisting of five residential buildable lots and 33.2 acres of undeveloped land with a book value of $701,000; a single family residence in Lane County, Oregon with a book value of $680,000; a single family residence in the Spokane, Washington area with a book value of $535,000; and one parcel of commercial mixed-use land in Lane County, Oregon with a book value of $523,000. All other REO holdings have individual book values of less than $500,000. The geographical distribution of our REO is approximately $3.0 million in Lane County, Oregon, or 49% of total REO; $1.4 million in the greater Portland, Oregon area, or 23% of total REO, and $1.0 million in the Greater Seattle Puget Sound area, or 17% of total REO. All other areas of Washington, Oregon and Idaho had a combined book value of $633,000, or 11% of total REO.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the six months ended June 30, 2015 and 2014, our loan originations exceeded our loan repayments by $354 million and $316 million, respectively. During those periods we purchased loans of $121 million and $102 million, respectively.  During the six months ended June 30, 2015 and 2014, we sold $314 million and $161 million, respectively, of loans.  Securities purchased during the six months ended June 30, 2015 and 2014 totaled $62 million and $66 million, respectively, and securities repayments, maturities and sales were $105 million and $58 million, respectively.

Our primary financing activity is gathering deposits. Deposits increased by $398 million during the first six months of 2015. The Siuslaw acquisition contributed $320 million to the increase in deposits as of June 30, 2015, including $139 million in non-interest bearing deposits, $157 million in interest-bearing transaction and savings accounts, and $24 million in certificates of deposit. Certificates of deposits are generally more vulnerable to competition and price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2015, certificates of deposit amounted to $766 million, or 18% of our total deposits, including $575 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) decreased $32 million from December 31, 2014 to $236,000 at June 30, 2015, and decreased $45 million from June 30, 2014, as we used our excess liquidity to repay maturing FHLB advances and increased deposits were available to fund lending needs. As of June 30, 2015, FHLB advances consisted of one long-term borrowing tied to a specific loan customer's outstanding loan balance. Other borrowings increased $17 million from December 31, 2014 to $95 million at June 30, 2015 and increased $6 million from one year ago. The increase in other borrowings in the six months ended June 30, 2015 was due to an increase of retail repurchase agreements.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2015 and 2014, we used our sources of funds primarily to fund loan commitments, purchase securities, and pay maturing savings certificates and deposit withdrawals. At June 30, 2015, we had outstanding loan commitments totaling $1.454 billion, including undisbursed loans in process and unused credit lines totaling $1.386 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at June 30, 2015 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $1.7 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $27 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $236,000 at June 30, 2015. In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $687 million as of June 30, 2015, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at June 30, 2015 or December 31, 2014.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At June 30, 2015, the Company on an unconsolidated basis had liquid assets of $54.2 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards, including the newly implemented Basel III and Dodd Frank standards.  During the six months ended June 30, 2015, total stockholders' equity increased $78 million, or 13%, to $661 million.  Total equity at June 30, 2015 is entirely attributable to common stock.  At June 30, 2015, tangible common stockholders’ equity, which excludes other goodwill and other intangible assets, was $634 million, or 12.26% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in

this Form 10-Q for more detailed information with respect to tangible common stockholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  At June 30, 2015, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2014 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2015, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Banner Corporation—consolidated
Total capital to risk-weighted assets	$778,340	16.21%	$384,133	8.00%	$480,167	10.00%
Tier 1 capital to risk-weighted assets	718,092	14.96	288,100	6.00	384,133	8.00
Tier 1 leverage capital to average assets	718,092	13.89	206,843	4.00	258,554	5.00
Common equity tier 1 capital	637,625	13.28	216,075	4.50	312,108	6.50
Banner Bank
Total capital to risk-weighted assets	685,529	14.83	369,878	8.00	462,348	10.00
Tier 1 capital to risk-weighted assets	627,504	13.57	277,409	6.00	369,878	8.00
Tier 1 leverage capital to average assets	627,504	12.76	197,715	4.00	247,143	5.00
Common equity tier 1 capital	627,504	13.57	208,057	4.50	300,526	6.50
Islanders Bank
Total capital to risk-weighted assets	37,554	19.32	15,101	8.00	18,876	10.00
Tier 1 capital to risk-weighted assets	35,296	18.07	11,325	6.00	15,101	8.00
Tier 1 leverage capital to average assets	35,296	13.95	10,280	4.00	12,850	5.00
Common equity tier 1 capital	35,296	18.07	8,494	4.50	12,269	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of June 30, 2015, our loans with interest rate floors totaled approximately $1.8 billion and had a weighted average floor rate of 4.8%. An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits. By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid. As a result, a prolonged period of very low interest rates will likely result in further compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth, as of June 30, 2015, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$2,610	1.3%	$20,874	5.20%	$(35,404)	(4.1)%
+300	1,346	0.7	14,957	3.70	(20,651)	(2.4)
+200	110	0.1	9,096	2.30	(9,304)	(1.1)
+100	(602)	(0.3)	3,874	1.00	(447)	(0.1)
0	—	—	—	—	—	—
-25	182	0.1	(1,202)	(0.30)	(11,534)	(1.3)
-50	(142)	(0.1)	(3,402)	(0.80)	(38,415)	(4.4)

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2015 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2015, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $784 million, representing a one-year cumulative gap to total assets ratio of 15.09%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2015 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$240,816	$10,257	$26,120	$2,572	$171	$1,986	$281,922
Fixed-rate mortgage loans	130,800	93,684	262,631	134,836	182,092	87,950	891,993
Adjustable-rate mortgage loans	575,293	185,779	603,969	309,412	65,162	181	1,739,796
Fixed-rate mortgage-backed securities	52,694	49,023	136,399	24,518	16,631	17,215	296,480
Adjustable-rate mortgage-backed securities	1,986	—	—	—	—	—	1,986
Fixed-rate commercial/agricultural loans	58,343	48,151	112,086	41,569	16,454	2,264	278,867
Adjustable-rate commercial/agricultural loans	623,244	10,610	44,047	23,968	1,608	—	703,477
Consumer and other loans	217,261	34,762	66,893	21,966	16,024	1,223	358,129
Investment securities and interest-earning deposits	146,676	8,371	35,211	85,196	54,357	17,849	347,660
Total rate sensitive assets	2,047,113	440,637	1,287,356	644,037	352,499	128,668	4,900,310
Interest-bearing liabilities: (2)
Regular savings	150,478	150,478	351,116	351,116	—	—	1,003,188
Interest checking accounts	89,512	68,467	159,756	159,756	—	—	477,491
Money market deposit accounts	283,185	169,911	113,274	—	—	—	566,370
Certificates of deposit	365,270	200,381	147,553	38,591	13,949	39	765,783
FHLB advances	—	—	—	—	—	—	—
Other borrowings	—	—	—	—	—	—	—
Junior subordinated debentures	131,964	—	—	—	—	—	131,964
Retail repurchase agreements	94,523	—	—	—	—	—	94,523
Total rate sensitive liabilities	1,114,932	589,237	771,699	549,463	13,949	39	3,039,319
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$932,181	$(148,600)	$515,657	$94,574	$338,550	$128,629	$1,860,991
Cumulative excess (deficiency) of interest-sensitive assets	$932,181	$783,581	$1,299,238	$1,393,812	$1,732,362	$1,860,991	$1,860,991
Cumulative ratio of interest-earning assets to interest-bearing liabilities	183.61%	145.98%	152.48%	146.07%	157.00%	161.23%	161.23%
Interest sensitivity gap to total assets	17.95%	(2.86)%	9.93%	1.82%	6.52%	2.48%	35.83%
Ratio of cumulative gap to total assets	17.95%	15.09%	25.01%	26.83%	33.35%	35.83%	35.83%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(351) million, or (6.77)% of total assets at June 30, 2015.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2015:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plans
April 1, 2015 - April 30, 2015	1,471	$46.12	n/a	1,044,922
May 1, 2015 - May 31, 2015	—	—	n/a	1,044,922
June 1, 2015 - June 30, 2015	5,142	45.42	n/a	1,044,922
Total for quarter	6,613	45.57	n/a	1,044,922

The 6,613 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

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

Not Applicable.

ITEM 5 – Other Information

Not Applicable.

ITEM 6 – Exhibits

Exhibit	Index of Exhibits

2.1{a}
Agreement and Plan of Merger, dated as of November 5, 2014, by and among the Registrant, SKBHC Holdings LLC and Starbuck Bancshares, Inc. [incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2014 (File No. 000-26584)].

2.1{b}
Amendment, dated as of May 18, 2015, to Agreement and Plan of Merger, dated as of November 5, 2014, by and among the Registrant, SKBHC Holdings LLC and Starbuck Bancshares, Inc. [incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2015 (File No. 000-26584)].

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

10{x}
Investor Letter Agreement dated as of November 5, 2014 by and between Banner Corporation, and GS Capital Partners VI Fund L.P. and certain of its affiliates (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2014 (File No. 000-26584)] and amendment [incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 19, 2015 (File No. 000-26584)].

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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 7, 2015	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 7, 2015	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)