Form 10-Q
period 2015-09-30
BANNER CORP
filed 2015-11-06
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________

 Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of October 31, 2015
Common Stock, $.01 par value per share			32,823,123 shares
Nonvoting Common Stock, $.01 par value per share			1,424,466 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this report on Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected revenues, cost savings, synergies and other benefits from the merger of Banner Bank and Siuslaw Bank and of Banner Bank and AmericanWest Bank might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customers, systems and employee retention, might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in economic conditions in general and in Washington, Idaho, Oregon, Utah and California in particular; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute an informal or formal enforcement action against us or any of our bank subsidiaries which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; future goodwill impairment due to changes in our business, changes in market conditions, or other factors; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2015 and December 31, 2014

ASSETS	September 30 2015	December 31 2014
Cash and due from banks	$74,695	$71,077
Interest bearing deposits	60,544	54,995
Total cash and cash equivalents	135,239	126,072
Securities—trading, amortized cost $42,716 and $47,480, respectively	37,515	40,258
Securities—available-for-sale, amortized cost $416,731 and $411,424, respectively	418,254	411,021
Securities—held-to-maturity, fair value $138,255 and $137,608, respectively	132,150	131,258
Federal Home Loan Bank (FHLB) stock	6,767	27,036
Loans receivable:
Held for sale	3,136	2,786
Held for portfolio	4,369,458	3,831,034
Allowance for loan losses	(77,320)	(75,907)
	4,295,274	3,757,913
Accrued interest receivable	17,966	15,279
Real estate owned (REO), held for sale, net	6,363	3,352
Property and equipment, net	102,881	91,185
Goodwill and other intangibles, net	26,605	2,831
Bank-owned life insurance (BOLI)	71,842	63,759
Deferred tax assets, net	23,536	23,871
Other assets	37,918	29,328
	$5,312,310	$4,723,163
LIABILITIES
Deposits:
Non-interest-bearing	$1,561,516	$1,298,866
Interest-bearing transaction and savings accounts	2,095,476	1,829,568
Interest-bearing certificates	730,661	770,516
	4,387,653	3,898,950
Advances from FHLB at fair value	16,435	32,250
Other borrowings	88,083	77,185
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	85,183	78,001
Accrued expenses and other liabilities	42,844	37,082
Deferred compensation	20,910	16,807
	4,641,108	4,140,275
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 20,962,300 shares issued and outstanding at September 30, 2015; 19,571,548 shares issued and outstanding at December 31, 2014	628,958	568,882
Common stock (non-voting) - $0.01 par value per share, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2015; and December 31, 2014	—	—
Retained earnings	41,269	14,264
Carrying value of shares held in trust for stock related compensation plans	(6,833)	(6,669)
Liability for common stock issued to deferred, stock related, compensation plans	6,833	6,669
Accumulated other comprehensive income (loss)	975	(258)
	671,202	582,888
	$5,312,310	$4,723,163
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
INTEREST INCOME:
Loans receivable	$51,749	$46,496	$149,192	$131,439
Mortgage-backed securities	1,307	1,459	3,609	4,376
Securities and cash equivalents	1,737	1,809	5,138	5,595
	54,793	49,764	157,939	141,410
INTEREST EXPENSE:
Deposits	1,738	1,903	5,240	5,776
FHLB advances	4	20	24	110
Other borrowings	47	43	137	133
Junior subordinated debentures	816	734	2,357	2,180
	2,605	2,700	7,758	8,199
Net interest income before provision for loan losses	52,188	47,064	150,181	133,211
PROVISION FOR LOAN LOSSES	—	—	—	—
Net interest income	52,188	47,064	150,181	133,211
OTHER OPERATING INCOME:
Deposit fees and other service charges	9,746	8,289	27,435	22,237
Mortgage banking operations	4,426	2,842	13,238	7,282
Miscellaneous	1,039	946	3,064	2,577
	15,211	12,077	43,737	32,096
Gain (loss) on sale of securities	—	6	(537)	41
Net change in valuation of financial instruments carried at fair value	(1,113)	1,452	735	1,662
Acquisition bargain purchase gain	—	—	—	9,079
Total other operating income	14,098	13,535	43,935	42,878
OTHER OPERATING EXPENSES:
Salary and employee benefits	27,026	22,971	78,057	66,457
Less capitalized loan origination costs	(3,747)	(3,204)	(10,372)	(8,680)
Occupancy and equipment	6,470	5,819	18,833	17,055
Information/computer data services	2,219	2,131	6,744	5,984
Payment and card processing expenses	4,168	3,201	10,926	8,462
Professional services	951	784	2,489	2,900
Advertising and marketing	1,959	2,454	5,767	4,878
Deposit insurance	713	607	1,905	1,820
State/municipal business and use taxes	475	475	1,383	1,022
REO operations	(2)	(190)	190	(260)
Amortization of core deposit intangibles	286	531	1,268	1,460
Miscellaneous	3,972	3,410	11,416	9,884
	44,490	38,989	128,606	110,982
Acquisition-related costs (recovery)	2,207	(494)	7,741	1,530
Total other operating expenses	46,697	38,495	136,347	112,512
Income before provision for income taxes	19,589	22,104	57,769	63,577
PROVISION FOR INCOME TAXES	6,642	7,285	19,440	21,221
NET INCOME	$12,947	$14,819	$38,329	$42,356
Earnings per common share:
Basic	$0.62	$0.76	$1.88	$2.19
Diluted	$0.62	$0.76	$1.87	$2.18
Cumulative dividends declared per common share	$0.18	$0.18	$0.54	$0.54
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
NET INCOME	$12,947	$14,819	$38,329	$42,356
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	1,169	(1,641)	2,051	3,195
Income tax benefit (expense) related to available-for-sale securities unrealized holding gain (loss)	(421)	597	(738)	(1,150)
Reclassification for net gains on available-for-sale securities realized in earnings	—	(6)	(125)	(40)
Income tax benefit related to available-for-sale securities realized gains	—	2	45	14
Other comprehensive income (loss)	748	(1,048)	1,233	2,019
COMPREHENSIVE INCOME	$13,695	$13,771	$39,562	$44,375

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except for shares)
For the Nine Months Ended September 30, 2015 and the Year Ended December 31, 2014

	Common Stock and Paid in Capital		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014	19,543,769	$569,028	$(25,714)	$(2,996)	$(1,987)	$538,331
Net income			54,070			54,070
Other comprehensive income, net of income tax				2,738		2,738
Accrual of dividends on common stock ($0.72/share cumulative)			(14,092)			(14,092)
Redemption of unallocated shares upon termination of ESOP	(34,340)	(1,987)			1,987	—
Repurchase of shares upon termination of ESOP	(13,550)	(555)				(555)
Proceeds from issuance of common stock for stockholder reinvestment program	3,170	127				127
Issuance of restricted stock and recognition of share-based compensation	72,499	2,269				2,269
BALANCE, December 31, 2014	19,571,548	$568,882	$14,264	$(258)	$—	$582,888

Balance, January 1, 2015	19,571,548	$568,882	$14,264	$(258)	$—	$582,888
Net income			38,329			38,329
Other comprehensive income, net of income tax				1,233		1,233
Accrual of dividends on common stock ($0.54/share cumulative)			(11,324)			(11,324)
Proceeds from issuance of common stock for stockholder reinvestment program	810	33				33
Issuance of restricted stock and recognition of share-based compensation	70,088	1,944				1,944
Issuance of shares for acquisition	1,319,854	58,099				58,099
BALANCE, September 30, 2015	20,962,300	$628,958	$41,269	$975	$—	$671,202

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30
	2015	2014
OPERATING ACTIVITIES:
Net income	$38,329	$42,356
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	6,279	6,081
Deferred income and expense, net of amortization	2,194	2,555
Amortization of core deposit intangibles	1,268	1,460
Loss (gain) on sale of securities	537	(41)
Net change in valuation of financial instruments carried at fair value	(735)	(1,662)
Purchases of securities—trading	(6,337)	(2,387)
Proceeds from sales of securities—trading	2,485	2,387
Principal repayments and maturities of securities—trading	7,905	16,791
Bargain purchase gain on acquisition	—	(9,079)
Change in deferred taxes	97	5,713
Increase in current taxes payable	2,800	9,995
Equity-based compensation	1,944	1,677
Increase in cash surrender value of BOLI	(1,425)	(1,329)
Gain on sale of loans, net of capitalized servicing rights	(8,139)	(4,235)
Gain on disposal of real estate held for sale and property and equipment	(338)	(817)
Provision for losses on real estate held for sale	216	37
Origination of loans held for sale	(455,178)	(262,159)
Proceeds from sales of loans held for sale	462,967	262,179
Net change in:
Other assets	(5,888)	(2,118)
Other liabilities	1,625	(33)
Net cash provided from operating activities	50,606	67,371
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(93,508)	(48,022)
Principal repayments and maturities of securities—available-for-sale	57,301	29,198
Proceeds from sales of securities—available-for-sale	40,293	55,982
Purchases of securities—held-to-maturity	(11,490)	(35,121)
Principal repayments and maturities of securities—held-to-maturity	9,609	3,857
Loan originations, net of principal repayments	(78,947)	(151,355)
Purchases of loans and participating interest in loans	(243,282)	(152,321)
Proceeds from sales of other loans	29,238	4,609
Net cash received from acquisitions	78,599	127,557
Purchases of property and equipment	(9,847)	(4,024)
Proceeds from sale of real estate held for sale, net	3,155	3,631
Proceeds from FHLB stock repurchase program	21,453	6,284
Purchase of FHLB stock	(648)	—
Other	241	(2,063)
Net cash used by investing activities	(197,833)	(161,788)
FINANCING ACTIVITIES:
Increase in deposits, net	172,298	161,106
Repayments of FHLB borrowings, net	(15,806)	(27,005)
Increase (decrease) in other borrowings, net	10,899	(15,451)
Cash dividends paid	(11,031)	(9,950)
Cash proceeds from issuance of stock for stockholder reinvestment plan	34	93
Net cash provided from financing activities	156,394	108,793
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,167	14,376
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	126,072	137,349
CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,239	$151,725
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30
	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$7,825	$8,277
Taxes paid, net of refunds received in cash	16,491	6,102
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	3,251	3,019
ACQUISITIONS (Note 4):
Assets acquired	370,306	221,206
Liabilities assumed	327,548	212,127

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

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2015 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2014 Consolidated Financial Statements and/or schedules to conform to the 2015 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of or recognition of deferred tax assets and liabilities, and (vi) the application of acquisition accounting standards to business combinations including purchased credit-impaired loans. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.  There have been no significant changes in our application of accounting policies during the first nine months of 2015.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC (2014 Form 10-K).  Interim results are not necessarily indicative of results for a full year or any other interim period.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Acquisition of AmericanWest Bank

As of the close of business on October 1, 2015, the Company completed its acquisition of Starbuck Bancshares, Inc. (Starbuck) and its subsidiary, AmericanWest Bank (AmericanWest), a Washington state chartered commercial bank headquartered in Spokane, Washington with 98 branches serving markets in Washington, Oregon, Idaho, California and Utah. On that date Starbuck merged with and into Banner and AmericanWest merged with and into Banner Bank. The merged banks are operating as Banner Bank. Pursuant to the previously announced terms of the merger, the equityholders of Starbuck received an aggregate of $130.0 million in cash and 13.23 million shares of Banner common stock and nonvoting common stock. At the closing date, the combined company had approximately $9.9 billion in assets and 203 branches. (See Note 4, Business Combinations, below in this Form 10-Q for additional information regarding this acquisition).

Acquisition of Siuslaw Financial Group, Inc.

As of the close of business on March 6, 2015, the Company completed its acquisition of Siuslaw Financial Group (Siuslaw) and its subsidiary, Siuslaw Bank, an Oregon state chartered commercial bank with ten branches in Lane County, Oregon, including Eugene, Oregon. On that date Siuslaw was merged with and into Banner Corporation and Siuslaw Bank was merged with and into Banner Bank. The operating results produced by the ten branches acquired in the Siuslaw acquisition are included in Banner's financial results beginning March 7, 2015 and the combined banks are operating as Banner Bank. (See Note 4, Business Combinations, below in this Form 10-Q for additional information regarding this acquisition).

Note 3:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Investing in Qualified Affordable Housing Projects

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The objective of this ASU is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this ASU modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. The amendments in this ASU are applied retrospectively to all periods presented. ASU No. 2014-01 was effective beginning after December 15, 2014 and does not have a material impact on the Company's consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of ASU 2015-14 the standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the standard will have on the Company’s Consolidated Financial Statements.

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

Push-down Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115

In May 2015, FASB issued ASU No. 2015-08, Push-down Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update). The amendments in the SEC Update conform the accounting guidance with the various SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 115. These amendments are effective immediately. This ASU does not have a material effect on the Company's Consolidated Financial Statements.

Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. Prior to this ASU, changes in provisional amounts for items recognized in a business combination were retrospectively applied. The amendments in this Update eliminate the requirement to retrospectively account for those adjustments. This Update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This ASU may have a material effect on the Company's Consolidated Financial Statements depending on the significance of future adjustments to provisional amounts, if any.

Note 4:  BUSINESS COMBINATIONS

All business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed, both tangible and intangible, and consideration exchanged were recorded at acquisition date fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. In the event that the fair value of net assets acquired exceeds the purchase price, including fair value of liabilities assumed, a bargain purchase gain is recorded on the acquisition. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

Acquisition of Starbuck Bancshares, Inc.
Effective as of the close of business on October 1, 2015, the Company acquired Starbuck, the holding company of AmericanWest. As of October 1, 2015, Starbuck had $4.5 billion in total assets, $3.0 billion in loans and $3.6 billion in deposits.

The structure of the transaction was as follows:

•	Starbuck merged with and into the Company and, immediately following, AmericanWest Bank merged with and into Banner Bank.

•	Starbuck shareholders received 13.23 million shares of Banner common stock and nonvoting common stock and $130.0 million in cash.

The aggregate consideration for the purchase is estimated at $760.7 million and included the following:

•	Cash of $130.0 million.

•	Common stock and nonvoting common stock issued of $630.7 million.

The primary reason for the acquisition was to continue the Company’s growth strategy, including expanding our geographic footprint in markets throughout the Northwest and California. Preliminary fair values for all assets and liabilities are not reported herein as the Company is still in the process of determining the preliminary fair values. Goodwill expected to be recorded in the transaction will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes. The Company expects to disclose preliminary estimates of assets acquired and liabilities assumed, including fair value adjustments, as well as supplemental pro forma information, in a Form 8-K to be filed in the fourth quarter of 2015. In addition, the Company expects that the Form 8-K filing will include audited financial information for Starbuck Bancshares as of December 31, 2014 and unaudited financial information as of September 30, 2015. The Company's December 31, 2015 Form 10-K will include the results of operations produced by the acquired company beginning on October 2, 2015.

Acquisition of Siuslaw Financial Group, Inc.

Effective as of the close of business on March 6, 2015, the Company completed the acquisition of Siuslaw, the holding company of Siuslaw Bank. Siuslaw merged with and into the Company and, immediately following, Siuslaw Bank merged with and into Banner Bank. Siuslaw shareholders received 0.32231 shares of the Company's common stock and $1.41622 in cash in exchange for each share of Siuslaw common stock. The acquisition provided $370 million in assets, $316 million in deposits and $247 million in loans.

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

Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The acquisition complements the Company's growth strategy, including expanding our geographic footprint in markets throughout the Northwest. The Company paid this premium for a number of reasons, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new markets. See Note 8, Goodwill, Other Intangible Assets and Mortgage Servicing Rights for the accounting for goodwill and other intangible assets.

Amounts recorded are estimates of fair value. Additional adjustments to the purchase price allocation may be required and would most likely involve loans or property and equipment. As of March 6, 2015, the unpaid principal balance on purchased non-credit-impaired loans was $244.2 million. The fair value of the purchased non-credit-impaired loans was $241.4 million, resulting in a discount of $2.8 million recorded on these loans. This discount is being accreted into income over the life of the loans on an effective yield basis.

The following table presents the acquired purchased credit-impaired loans as of the acquisition date (in thousands):

Siuslaw
March 6, 2015
Acquired purchased credit-impaired loans:
Contractually required principal and interest payments	$11,134
Nonaccretable difference	(3,238)
Cash flows expected to be collected	7,896
Accretable yield	(2,239)
Fair value of purchased credit-impaired loans	$5,657

The following table presents certain unaudited pro forma information for illustrative purposes only, for the three and nine months ended September 30, 2015 and 2014 as if Siuslaw had been acquired on January 1, 2014. This unaudited estimated pro forma financial information combines the historical results of Siuslaw with the Company’s consolidated historical results. The pro forma information is not indicative of what would have occurred had the acquisition actually occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2014. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Banner expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands except per share amounts):

	Pro Forma
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Total revenues (net interest income plus non-interest income)	$66,286	$65,444	$197,048	$189,944
Net income	$12,947	$16,048	$38,714	$45,438
Earnings per share - basic	$0.62	$0.78	$1.87	$2.20
Earnings per share - diluted	$0.62	$0.77	$1.86	$2.19

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Siuslaw for the period March 7, 2015 to September 30, 2015. Disclosure of the amount of Siuslaw’s revenue and net income (excluding integration costs) included in the Company’s Consolidated Statements of Operations is impracticable due to the integration of the operations and accounting for this acquisition.

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

The primary reason for the Branch Acquisition was to continue the Company's growth strategy, including expanding its geographic footprint in markets throughout the Northwest. As of June 20, 2014, the transaction had no remaining contingencies. The operating results of the Company include the operating results produced by the Branch Acquisition from June 21, 2014 to September 30, 2015. Pro forma results of operations for the nine months ended September 30, 2015 and 2014, as if the Branch Acquisition had occurred on January 1, 2014, have not been presented because historical financial information was not available. There were no purchased credit-impaired loans acquired in connection with the Branch Acquisition.

Acquisition-Related Costs

In the quarter ended September 30, 2014, Banner adjusted the accrued estimated acquisition-related expenses to reflect amounts actually incurred, which resulted in a net reversal of expense totaling $494,000 for the quarter. The following tables present the key components of acquisition-related costs in connection with the Branch Acquisition, the acquisition of Siuslaw and the acquisition of Starbuck, including AmericanWest, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Acquisition-related costs recognized in other operating expenses:
Personnel severance/retention fees	$227	$—	$443	$—
Non-capitalized equipment and repairs	5	70	55	99
Client communications	151	(108)	221	130
Information/computer data services	301	(335)	807	297
Payment and processing expenses	16	(205)	16	66
Professional services	1,185	55	5,411	674
Miscellaneous	322	29	788	264
	$2,207	$(494)	$7,741	$1,530

The Branch Acquisition	$—	$(494)	$—	$1,530
Siuslaw	340	—	1,867	—
Starbuck	1,867	—	5,874	—
	$2,207	$(494)	$7,741	$1,530

Note 5:  SECURITIES

Securities—Trading:  The amortized cost and estimated fair value of securities—trading at September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and agency obligations	$1,230	$1,389	$1,340	$1,505
Municipal bonds	1,403	1,418	1,405	1,440
Corporate bonds	25,026	18,340	27,995	19,118
Mortgage-backed or related securities	15,043	16,313	16,726	18,136
Equity securities	14	55	14	59
	$42,716	$37,515	$47,480	$40,258

There were two sales of securities—trading totaling $2.5 million with a resulting realized loss of $690,000 during the nine months ended September 30, 2015; however, the realized loss was offset by the reversal of fair value allowances totaling $1.2 million resulting in net gains on these securities sales of $550,000. There were three sales of securities—trading totaling $2.4 million with a resulting net gain of $1,000 during the nine months ended September 30, 2014.  The Company did not recognize any OTTI charges or recoveries on securities—trading during the nine months ended September 30, 2015 or 2014. There were no securities—trading on nonaccrual status at September 30, 2015 or 2014.

The amortized cost and estimated fair value of securities—trading at September 30, 2015, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2015
	Amortized Cost	Fair Value

Maturing in one year or less	$1,070	$1,075
Maturing after one year through five years	9,021	9,735
Maturing after five years through ten years	3,567	3,961
Maturing after ten years through twenty years	4,018	4,349
Maturing after twenty years	25,026	18,340
	42,702	37,460
Equity securities	14	55
	$42,716	$37,515

Securities—Available-for-Sale:  The amortized cost and estimated fair value of securities—available-for-sale at September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$12,043	$—	$(51)	$11,992
Municipal bonds	67,459	300	(102)	67,657
Corporate bonds	5,000	22	—	5,022
Mortgage-backed or related securities	300,929	2,391	(520)	302,800
Asset-backed securities	31,300	—	(517)	30,783
	$416,731	$2,713	$(1,190)	$418,254

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$29,973	$8	$(211)	$29,770
Municipal bonds	49,959	190	(121)	50,028
Corporate bonds	5,000	18	—	5,018
Mortgage-backed or related securities	300,979	1,429	(1,598)	300,810
Asset-backed securities	25,513	167	(285)	25,395
	$411,424	$1,812	$(2,215)	$411,021

At September 30, 2015 and December 31, 2014, an aging of unrealized losses and fair value of related securities—available-for-sale was as follows (in thousands):

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,334	$(9)	$10,658	$(42)	$11,992	$(51)
Municipal bonds	15,727	(95)	3,199	(7)	18,926	(102)
Mortgage-backed or related securities	41,550	(248)	72,167	(272)	113,717	(520)
Asset-backed securities	20,835	(422)	9,948	(95)	30,783	(517)
	$79,446	$(774)	$95,972	$(416)	$175,418	$(1,190)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$15,983	$(58)	$9,847	$(153)	$25,830	$(211)
Municipal bonds	16,322	(61)	7,129	(60)	23,451	(121)
Corporate bonds	—	—	—	—	—	—
Mortgage-backed or related securities	91,046	(236)	107,266	(1,362)	198,312	(1,598)
Asset-backed securities	—	—	9,765	(285)	9,765	(285)
	$123,351	$(355)	$134,007	$(1,860)	$257,358	$(2,215)

There were 44 sales of securities—available-for-sale totaling $40.3 million with a resulting net gain of $126,000 during the nine months ended September 30, 2015. There were twelve sales of securities—available-for-sale totaling $56.0 million with a resulting net gain of $40,000 during the nine months ended September 30, 2014.  At September 30, 2015, there were 83 securities—available for sale with unrealized losses, compared to 94 securities at December 31, 2014.  Management does not believe that any individual unrealized loss as of September 30, 2015 represents OTTI.  The decline in fair market values of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—available-for-sale on nonaccrual status at September 30, 2015 or 2014.

The amortized cost and estimated fair value of securities—available-for-sale at September 30, 2015 and December 31, 2014, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2015
	Amortized Cost	Fair Value

Maturing in one year or less	$17,491	$17,462
Maturing after one year through five years	250,837	251,489
Maturing after five years through ten years	37,545	37,541
Maturing after ten years through twenty years	30,856	31,376
Maturing after twenty years	80,002	80,386
	$416,731	$418,254

Securities—Held-to-Maturity:  The amortized cost and estimated fair value of securities—held-to-maturity at September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$1,116	$10	$—	$1,126
Municipal bonds	121,937	6,073	(197)	127,813
Corporate bonds	1,800	—	—	1,800
Mortgage-backed or related securities	7,297	220	(1)	7,516
	$132,150	$6,303	$(198)	$138,255

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$2,146	$—	$(19)	$2,127
Municipal bonds	119,951	6,319	(48)	126,222
Corporate bonds	1,800	—	—	1,800
Mortgage-backed or related securities	7,361	105	(7)	7,459
	$131,258	$6,424	$(74)	$137,608

At September 30, 2015 and December 31, 2014, an aging analysis of unrealized losses and fair value of related securities—held-to-maturity was as follows (in thousands):

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$—	$—	$—	$—	$—	$—
Municipal bonds	8,542	(193)	255	(4)	8,797	(197)
Mortgage-backed or related securities	—	—	287	(1)	287	(1)
	$8,542	$(193)	$542	$(5)	$9,084	$(198)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$—	$—	$1,127	$(19)	$1,127	$(19)
Municipal bonds	9,821	(44)	592	(4)	10,413	(48)
Mortgage-backed or related securities	1,018	(7)	—	—	1,018	(7)
	$10,839	$(51)	$1,719	$(23)	$12,558	$(74)

There were no sales of securities—held-to-maturity during the nine months ended September 30, 2015 and 2014.  At September 30, 2015, there were 14 securities—held-to-maturity with unrealized losses, compared to 25 securities at December 31, 2014.  Management does not believe that any individual unrealized loss as of September 30, 2015 represents OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were no securities—held-to-maturity on nonaccrual status at September 30, 2015 or 2014.

The amortized cost and estimated fair value of securities—held-to-maturity at September 30, 2015 and December 31, 2014, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2015
	Amortized Cost	Fair Value

Maturing in one year or less	$3,747	$3,799
Maturing after one year through five years	13,852	14,041
Maturing after five years through ten years	24,951	25,608
Maturing after ten years through twenty years	76,642	81,606
Maturing after twenty years	12,958	13,201
	$132,150	$138,255

Pledged Securities: The following table presents, as of September 30, 2015, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$132,234	$137,818
Interest rate swap counterparties	13,419	13,949
Retail repurchase agreements	110,258	111,037
Total pledged securities	$255,911	$262,804

Note 6: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable, including loans held for sale, at September 30, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$635,146	14.5%	$546,783	14.3%
Investment properties	1,062,418	24.3	856,942	22.3
Multifamily real estate	198,874	4.6	167,524	4.4
Commercial construction	47,490	1.1	17,337	0.4
Multifamily construction	72,987	1.7	60,193	1.6
One- to four-family construction	246,715	5.6	219,889	5.7
Land and land development:
Residential	111,091	2.5	102,435	2.7
Commercial	15,517	0.4	11,152	0.3
Commercial business	812,070	18.6	723,964	18.9
Agricultural business, including secured by farmland	242,556	5.5	238,499	6.2
One- to four-family residential	536,325	12.3	539,894	14.1
Consumer:
Consumer secured by one- to four-family	250,029	5.7	222,205	5.8
Consumer—other	141,376	3.2	127,003	3.3
Total loans outstanding	4,372,594	100.0%	3,833,820	100.0%
Less allowance for loan losses	(77,320)		(75,907)
Net loans	$4,295,274		$3,757,913

Loan amounts are net of unearned loan fees in excess of unamortized costs of $10.0 million as of September 30, 2015 and $5.8 million as of December 31, 2014. Net loans include net discounts on acquired loans of $4.3 million and $148,000 as of September 30, 2015 and December 31, 2014, respectively.

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees and origination costs, at September 30, 2015 were as follows (in thousands):

September 30, 2015
Fixed-rate (term to maturity):
Maturing in one year or less	$150,889
Maturing after one year through three years	203,434
Maturing after three years through five years	165,674
Maturing after five years through ten years	272,660
Maturing after ten years	482,673
Total fixed-rate loans	1,275,330
Adjustable-rate (term to rate adjustment):
Maturing or repricing in one year or less	1,631,649
Maturing or repricing after one year through three years	606,056
Maturing or repricing after three years through five years	605,590
Maturing or repricing after five years through ten years	225,164
Maturing or repricing after ten years	28,805
Total adjustable-rate loans	3,097,264
Total loans	$4,372,594

The adjustable-rate loans have various interest rate adjustment limitations and are generally indexed to various prime or London Inter-bank Offering Rate (LIBOR) rates, One to Five Year Constant Maturity Treasury Indices or FHLB advance rates.  Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that were primarily utilized to fund these loans.

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of purchased credit-impaired loans, excluding acquisition accounting adjustments, was $8.8 million at September 30, 2015. The carrying balance of purchased credit-impaired loans was $5.4 million at September 30, 2015. There were no purchased credit-impaired loans at December 31, 2014 or September 30, 2014.
The following table presents the changes in the accretable yield for purchased credit-impaired loans for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Balance, beginning of period	$2,149	$—	$—	$—
Additions	—	—	2,239	—
Accretion to interest income	(68)	—	(158)	—
Disposals	—	—	—	—
Reclassifications from non-accretable difference	—	—	—	—
Balance, end of period	$2,081	$—	$2,081	$—

As of September 30, 2015, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $3.2 million.

Impaired Loans and the Allowance for Loan Losses.  A loan is considered impaired when, based on current information and circumstances, the Company determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy. Impaired loans are comprised of loans on nonaccrual, troubled debt restructures (TDRs) that are performing under their restructured terms, and loans that are 90 days or more past due, but are still on accrual.

The following tables provide information on impaired loans with and without allowance reserves at September 30, 2015 and December 31, 2014. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	September 30, 2015
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$1,619	$129	$1,439	$57
Investment properties	8,788	—	8,384	988
Multifamily real estate	361	—	361	73
One- to four-family construction	2,582	—	2,582	216
Land and land development:
Residential	3,552	750	1,647	455
Commercial	1,899	1,549	—	—
Commercial business	1,878	9	1,620	226
Agricultural business/farmland	1,078	—	1,004	40
One- to four-family residential	19,555	2,148	16,161	716
Consumer:
Consumer secured by one- to four-family	985	72	734	56
Consumer—other	398	85	231	6
	$42,695	$4,742	$34,163	$2,833

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$1,598	$966	$582	$24
Investment properties	6,458	30	6,023	729
Multifamily real estate	786	—	786	86
One- to four-family construction	3,923	—	3,923	640
Land and land development:
Residential	3,710	1,275	1,280	346
Commercial business	1,502	—	1,276	128
Agricultural business/farmland	1,597	744	854	26
One- to four-family residential	27,855	1,865	24,529	1,032
Consumer:
Consumer secured by one- to four-family	1,256	73	1,077	75
Consumer—other	634	138	470	6
	$49,319	$5,091	$40,800	$3,092

(1)	Loans without an allowance reserve have been individually evaluated for impairment and that evaluation concluded that no reserve was needed.

(2)
Includes general reserves for loans evaluated in pools of homogeneous loans and loans with a specific reserve allowance. Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$1,584	$3	$3,304	$22
Investment properties	8,399	76	6,383	78
Multifamily real estate	362	3	1,195	(93)
One- to four-family construction	2,530	29	3,625	17
Land and land development:
Residential	2,400	9	2,926	21
Commercial	1,783	—	—	—
Commercial business	1,813	8	2,240	19
Agricultural business/farmland	977	10	229	—
One- to four-family residential	18,558	124	28,117	282
Consumer:
Consumer secured by one- to four-family	814	1	970	4
Consumer—other	314	2	924	12
	$39,534	$265	$49,913	$362

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$1,674	$8	$3,134	$46
Investment properties	7,890	228	6,449	238
Multifamily real estate	364	14	1,220	34
One- to four-family construction	2,385	87	3,501	120
Land and land development:
Residential	2,412	40	2,937	67
Commercial	1,861	—	—	—
Commercial business	1,699	27	2,225	52
Agricultural business/farmland	905	19	102	—
One- to four-family residential	19,349	503	28,896	748
Consumer:
Consumer secured by one- to four-family	894	8	1,025	13
Consumer—other	353	12	938	27
	$39,786	$946	$50,427	$1,345

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

The following tables present TDRs at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$182	$104	$286
Investment properties	5,871	13	5,884
Multifamily real estate	361	—	361
One- to four-family construction	2,582	—	2,582
Land and land development:
Residential	1,153	493	1,646
Commercial business	643	—	643
Agricultural business, including secured by farmland	776	—	776
One- to four-family residential	12,090	1,451	13,541
Consumer:
Consumer secured by one- to four-family	147	56	203
Consumer—other	176	—	176
	$23,981	$2,117	$26,098

	December 31, 2014
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$183	$109	$292
Investment properties	6,021	32	6,053
Multifamily real estate	786	—	786
One- to four-family construction	3,923	—	3,923
Land and land development:
Residential	1,279	525	1,804
Commercial business	739	87	826
One- to four-family residential	15,793	1,363	17,156
Consumer:
Consumer secured by one- to four-family	233	117	350
Consumer—other	197	116	313
	$29,154	$2,349	$31,503

As of September 30, 2015 and December 31, 2014, the Company had commitments to advance funds related to TDRs up to additional amounts of $284,000 and $2.1 million, respectively.

The following tables present new TDRs that occurred during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Land and land development—residential	—	$—	$—	2	$1,383	$1,383
Agricultural business/farmland	—	—	—	3	607	607
One- to four-family residential	—	—	—	2	456	456
	—	$—	$—	7	$2,446	$2,446

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate
Owner-occupied	—	$—	$—	1	$94	$94
One- to four-family construction	1	388	388	5	1,369	1,369
Commercial business	—	—	—	1	100	100
One- to four-family residential	2	434	434	2	434	434
Consumer-other	—	—	—	1	9	9
	3	$822	$822	10	$2,006	$2,006

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

The following table presents TDRs which incurred a payment default within twelve months of the restructure date during the three and nine-month periods ended September 30, 2015 and 2014. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
One- to four-family residential	$387	$—	$387	$—
Total	$387	$—	$387	$—

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the nine months ended September 30, 2015.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,667,522	$195,755	$478,876	$793,518	$225,743	$527,244	$388,523	$4,277,181
Special mention	10,108	—	—	14,189	14,960	149	82	39,488
Substandard	19,934	3,119	14,924	4,363	1,853	8,932	2,788	55,913
Doubtful	—	—	—	—	—	—	12	12
Loss	—	—	—	—	—	—	—	—
Total loans	$1,697,564	$198,874	$493,800	$812,070	$242,556	$536,325	$391,405	$4,372,594

Performing loans	$1,691,857	$198,318	$485,215	$811,085	$242,328	$530,106	$390,155	$4,349,064
Non-performing loans (2)	5,707	556	8,585	985	228	6,219	1,250	23,530
Total loans	$1,697,564	$198,874	$493,800	$812,070	$242,556	$536,325	$391,405	$4,372,594

	December 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,375,885	$166,712	$395,356	$691,143	$234,101	$527,384	$346,456	$3,737,037
Special mention	3,717	—	—	27,453	1,055	63	140	32,428
Substandard	24,123	812	15,650	5,368	3,343	12,447	2,601	64,344
Doubtful	—	—	—	—	—	—	11	11
Loss	—	—	—	—	—	—	—	—
Total loans	$1,403,725	$167,524	$411,006	$723,964	$238,499	$539,894	$349,208	$3,833,820

Performing loans	$1,402,593	$167,524	$409,731	$723,427	$236,902	$528,965	$347,942	$3,817,084
Non-performing loans (2)	1,132	—	1,275	537	1,597	10,929	1,266	16,736
Total loans	$1,403,725	$167,524	$411,006	$723,964	$238,499	$539,894	$349,208	$3,833,820

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of September 30, 2015 and December 31, 2014, in the commercial business category, $146 million and $115 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans, loans past due greater than 90 days and on accrual status and purchased credit-impaired loans which are included at their unpaid principal balance.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$1,926	$779	$300	$3,005	$1,131	$631,010	$635,146	$—	$1,387
Investment properties	89	—	2,500	2,589	—	1,059,829	1,062,418	—	2,512
Multifamily real estate	—	46	—	46	441	198,387	198,874	—	—
Commercial construction	—	—	—	—	—	47,490	47,490	—	—
Multifamily construction	—	—	—	—	—	72,987	72,987	—	—
One-to-four-family construction	—	242	—	242	901	245,572	246,715	—	—
Land and land development:
Residential	154	286	749	1,189	—	109,902	111,091	—	1,243
Commercial	—	—	2,612	2,612	2,624	10,281	15,517	—	1,549
Commercial business	165	—	755	920	—	811,150	812,070	5	980
Agricultural business, including secured by farmland	23	—	90	113	—	242,443	242,556	—	228
One- to four-family residential	204	387	4,390	4,981	—	531,344	536,325	1,285	4,935
Consumer:
Consumer secured by one- to four-family	133	28	91	252	—	249,777	250,029	—	659
Consumer—other	272	315	101	688	312	140,376	141,376	11	130
Total	$2,966	$2,083	$11,588	$16,637	$5,409	$4,350,548	$4,372,594	$1,301	$13,623

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$—	$1,984	$—	$1,984	$—	$544,799	$546,783	$—	$1,132
Investment properties	639	—	—	639	—	856,303	856,942	—	—
Multifamily real estate	—	—	—	—	—	167,524	167,524	—	—
Commercial construction	—	—	—	—	—	17,337	17,337	—	1,275
Multifamily construction	—	—	—	—	—	60,193	60,193	—	—
One-to-four-family construction	840	—	—	840	—	219,049	219,889	—	—
Land and land development:
Residential	759	—	750	1,509	—	100,926	102,435	—	—
Commercial	—	—	—	—	—	11,152	11,152	—	—
Commercial business	775	35	100	910	—	723,054	723,964	—	537
Agricultural business, including secured by farmland	597	466	744	1,807	—	236,692	238,499	—	1,597
One-to four-family residential	877	1,623	7,526	10,026	—	529,868	539,894	2,095	8,834
Consumer:
Consumer secured by one- to four-family	59	60	139	258	—	221,947	222,205	79	1,187
Consumer—other	491	88	293	872	—	126,131	127,003	—	—
Total	$5,037	$4,256	$9,552	$18,845	$—	$3,814,975	$3,833,820	$2,174	$14,562

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,948	$4,273	$25,415	$13,184	$2,679	$8,542	$780	$3,508	$77,329
Provision for loan losses	317	90	1,929	(235)	(292)	(635)	330	(1,504)	—
Recoveries	375	—	282	128	146	42	91	—	1,064
Charge-offs	—	—	(352)	(312)	—	(12)	(397)	—	(1,073)
Ending balance	$19,640	$4,363	$27,274	$12,765	$2,533	$7,937	$804	$2,004	$77,320

	For the Nine Months Ended September 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,784	$4,562	$23,545	$12,043	$2,821	$8,447	$483	$5,222	$75,907
Provision for loan losses	333	(312)	2,847	664	(890)	(524)	1,100	(3,218)	—
Recoveries	587	113	1,234	803	1,666	141	369	—	4,913
Charge-offs	(64)	—	(352)	(745)	(1,064)	(127)	(1,148)	—	(3,500)
Ending balance	$19,640	$4,363	$27,274	$12,765	$2,533	$7,937	$804	$2,004	$77,320

	September 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$612	$73	$473	$74	$17	$706	$60	$—	$2,015
Collectively evaluated for impairment	19,028	4,290	26,801	12,691	2,516	7,231	744	2,004	75,305
Total allowance for loan losses	$19,640	$4,363	$27,274	$12,765	$2,533	$7,937	$804	$2,004	$77,320

Loan balances:
Individually evaluated for impairment	$6,182	$361	$6,034	$644	$776	$13,952	$528	$—	$28,477
Collectively evaluated for impairment	1,690,251	198,072	484,241	811,426	241,780	522,373	390,565	—	4,338,708
Purchased credit-impaired loans	1,131	441	3,525	—	—	—	312	—	5,409
Total loans	$1,697,564	$198,874	$493,800	$812,070	$242,556	$536,325	$391,405	$—	$4,372,594

	For the Three Months Ended September 30, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,884	$5,765	$17,837	$12,014	$2,824	$9,270	$748	$6,968	$74,310
Provision for loan losses	527	(853)	2,858	490	(339)	(38)	603	(3,248)	—
Recoveries	94	—	84	256	587	143	53	—	1,217
Charge-offs	—	(20)	—	(83)	(125)	(239)	(729)	—	(1,196)
Ending balance	$19,505	$4,892	$20,779	$12,677	$2,947	$9,136	$675	$3,720	$74,331

	For the Nine Months Ended September 30, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,759	$5,306	$17,640	$11,773	$2,841	$11,486	$1,335	$7,118	$74,258
Provision for loan losses	3,321	(394)	2,558	1,150	(1,017)	(2,253)	33	(3,398)	—
Recoveries	664	—	788	835	1,248	535	393	—	4,463
Charge-offs	(1,239)	(20)	(207)	(1,081)	(125)	(632)	(1,086)	—	(4,390)
Ending balance	$19,505	$4,892	$20,779	$12,677	$2,947	$9,136	$675	$3,720	$74,331

	September 30, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$755	$91	$1,269	$103	$—	$1,143	$58	$—	$3,419
Collectively evaluated for impairment	18,750	4,801	19,510	12,574	2,947	7,993	617	3,720	70,912
Total allowance for loan losses	$19,505	$4,892	$20,779	$12,677	$2,947	$9,136	$675	$3,720	$74,331

Loan balances:
Individually evaluated for impairment	$8,070	$791	$6,643	$880	$—	$18,890	$649	$—	$35,923
Collectively evaluated for impairment	1,392,547	183,153	374,864	727,208	240,048	508,381	344,571	—	3,770,772
Total loans	$1,400,617	$183,944	$381,507	$728,088	$240,048	$527,271	$345,220	$—	$3,806,695

Note 7:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Balance, beginning of the period	$6,105	$4,388	$3,352	$4,044
Additions from loan foreclosures	1,085	135	3,226	2,837
Additions from acquisitions	—	—	2,525	—
Additions from capitalized costs	—	—	298	35
Proceeds from dispositions of REO	(906)	(860)	(3,155)	(3,631)
Gain on sale of REO	113	265	333	680
Valuation adjustments in the period	(34)	—	(216)	(37)
Balance, end of the period	$6,363	$3,928	$6,363	$3,928

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property.

Note 8:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At September 30, 2015, intangible assets are comprised of goodwill and core deposit intangibles (CDI) acquired in business combinations. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed, and is not amortized but is reviewed annually for impairment. Additions to goodwill during 2015 relate to the Siuslaw acquisition. See Note 4, Business Combinations, for additional information on the acquisition and purchase price allocation.

The Company amortizes CDI over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.  The CDI assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in various bank acquisitions. The additions in the table below relate to the Branch Acquisition in 2014 and the acquisition of Siuslaw in 2015.  These intangible assets are being amortized using an accelerated method over estimated useful lives of three to eight years.  The CDI assets are not estimated to have a significant residual value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the nine months ended September 30, 2015 and the year ended December 31, 2014 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2013	$—	$2,449	$2,449
Additions through acquisitions	—	2,372	2,372
Amortization		(1,990)	(1,990)
Balance, December 31, 2014	—	2,831	2,831
Additions through acquisitions	21,148	3,895	25,043
Amortization		(1,269)	(1,269)
Balance, September 30, 2015	$21,148	$5,457	$26,605

The following table presents the estimated amortization expense with respect to intangibles for the periods indicated (in thousands):

CDI
Remainder of 2015	$257
2016	944
2017	872
2018	809
2019	746
Thereafter	1,829
$5,457

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  Loans serviced for others totaled $2.225 billion and $1.391 billion at September 30, 2015 and December 31, 2014, respectively.  Custodial accounts maintained in connection with this servicing totaled $13.6 million and $6.7 million at September 30, 2015 and December 31, 2014, respectively.

An analysis of our mortgage servicing rights, net of valuation allowances, for the three and nine months ended September 30, 2015 and 2014 is presented below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Balance, beginning of the period	$12,329	$8,481	$9,030	$8,086
Additions—amounts capitalized	1,360	846	4,052	2,215
Additions—acquired through business combinations	—	—	2,172	—
Amortization (1)	(810)	(543)	(2,375)	(1,517)
Valuation adjustments in the period	—	—	—	—
Balance, end of the period (2)	$12,879	$8,784	$12,879	$8,784

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	There was no valuation allowance as of September 30, 2015 and 2014.

Note 9:  DEPOSITS AND RETAIL REPURCHASE AGREEMENTS

Deposits consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Non-interest-bearing accounts	$1,561,516	$1,298,866
Interest-bearing checking	482,530	439,480
Regular savings accounts	1,030,177	901,142
Money market accounts	582,769	488,946
Total transaction and saving accounts	3,656,992	3,128,434
Certificates of deposit	730,661	770,516
Total deposits	$4,387,653	$3,898,950
Included in total deposits:
Public fund transaction accounts	$123,260	$102,854
Public fund interest-bearing certificates	27,791	35,346
Total public deposits	$151,051	$138,200
Total brokered deposits	$10,095	$4,799

Certificate of deposit accounts by total balance at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Certificates of deposit less than or equal to the FDIC insured limit of $250,000	$602,025	$633,345
Certificates of deposit greater than the FDIC insured limit of $250,000	128,636	137,171
Total certificates of deposit	$730,661	$770,516

Scheduled maturities and repricing of certificate accounts at September 30, 2015 were as follows (in thousands):

September 30, 2015
Certificates which mature or reprice:
Within one year or less	$556,134
After one year through two years	94,104
After two years through three years	38,416
After three years through four years	17,295
After four years through five years	21,386
After five years	3,326
Total certificates of deposit	$730,661

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

The following table presents retail repurchase agreement balances as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Retail repurchase agreements	$88,083	$77,185

Note 10:  FAIR VALUE ACCOUNTING AND MEASUREMENT

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014, whether or not measured at fair value in the Consolidated Statements of Financial Condition.  (in thousands):

		September 30, 2015		December 31, 2014
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$135,239	$135,239	$126,072	$126,072
Securities—trading	2,3	37,515	37,515	40,258	40,258
Securities—available-for-sale	2	418,254	418,254	411,021	411,021
Securities—held-to-maturity	3	132,150	138,255	131,258	137,608
Loans held for sale	2	3,136	3,189	2,786	2,807
Loans receivable	3	4,369,458	4,246,945	3,831,034	3,722,179
FHLB stock	3	6,767	6,767	27,036	27,036
Bank-owned life insurance	1	71,842	71,842	63,759	63,759
Mortgage servicing rights	3	12,879	17,060	9,030	12,987
Derivatives:
Interest rate lock commitments	2	752	752	317	317
Interest rate swaps	2	9,647	9,647	6,290	6,290
Liabilities:
Demand, interest checking and money market accounts	2	2,626,815	2,367,704	2,227,292	1,998,649
Regular savings	2	1,030,177	899,521	901,142	784,006
Certificates of deposit	2	730,661	723,739	770,516	764,549
FHLB advances	2	16,435	16,435	32,250	32,250
Other borrowings	2	88,083	88,083	77,185	77,185
Junior subordinated debentures	3	85,183	85,183	78,001	78,001
Derivatives:
Interest rate forward sales commitments	2	369	369	198	198
Interest rate swaps	2	9,647	9,647	6,290	6,290

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency	$—	$1,389	$—	$1,389
Municipal bonds	—	1,418	—	1,418
Corporate Bonds (Trust Preferred Securities)	—	—	18,340	18,340
Mortgage-backed or related securities	—	16,313	—	16,313
Equity securities	—	55	—	55
	—	19,175	18,340	37,515
Securities—available-for-sale
U.S. Government and agency	—	11,992	—	11,992
Municipal bonds	—	67,657	—	67,657
Corporate bonds	—	5,022	—	5,022
Mortgage-backed or related securities	—	302,800	—	302,800
Asset-backed securities	—	30,783	—	30,783
	—	418,254	—	418,254

Derivatives
Interest rate lock commitments	—	752	—	752
Interest rate swaps	—	9,647	—	9,647
	$—	$447,828	$18,340	$466,168

Liabilities:
Advances from FHLB	$—	$16,435	$—	$16,435
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	85,183	85,183
Derivatives
Interest rate sales forward commitments	—	369	—	369
Interest rate swaps	—	9,647	—	9,647
	$—	$26,451	$85,183	$111,634

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency	$—	$1,505	$—	$1,505
Municipal bonds	—	1,440	—	1,440
Corporate Bonds (TPS and TRUP CDOs)	—	—	19,118	19,118
Mortgage-backed or related securities	—	18,136	—	18,136
Equity securities	—	59	—	59
	—	21,140	19,118	40,258
Securities—available-for-sale
U.S. Government and agency	—	29,770	—	29,770
Municipal bonds	—	50,028	—	50,028
Corporate bonds	—	5,018	—	5,018
Mortgage-backed or related securities	—	300,810	—	300,810
Asset-backed securities	—	25,395	—	25,395
	—	411,021	—	411,021
Derivatives
Interest rate lock commitments	—	317	—	317
Interest rate swaps	—	6,290	—	6,290
	$—	$438,768	$19,118	$457,886

Liabilities:
Advances from FHLB	$—	$32,250	$—	$32,250
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	78,001	78,001
Derivatives
Interest rate sales forward commitments, net	—	198	—	198
Interest rate swaps	—	6,290	—	6,290
	$—	$38,738	$78,001	$116,739

The following methods were used to estimate the fair value of each class of financial instruments above:

Cash and Cash Equivalents:  The carrying amount of these items is a reasonable estimate of their fair value.

Securities: The estimated fair values of investment securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the continued limited activity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s TPS and TRUP CDO securities, management has classified these securities as a Level 3 fair value measure. Management periodically reviews the pricing information received from third-party pricing services and tests those prices against other sources to validate the reported fair values.

Loans Held for Sale: Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans.

Loans Receivable:  Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics.  Loans are segregated by type such as multifamily real estate, residential mortgage, nonresidential mortgage, commercial/agricultural, consumer and other.  Each loan category is further segmented into fixed- and adjustable-rate interest terms. A preliminary estimate of fair value is then calculated based on discounted cash flows using as a discount rate the current rate offered on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans.  The preliminary estimate is then further reduced by the amount of the allowance for loan losses to arrive at a final estimate of fair value.  Fair value for impaired loans is also based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

FHLB Stock:  The fair value is based upon the redemption value of the stock which equates to its carrying value.

Bank-owned Life Insurance: The fair value of BOLI policies owned is based on the various insurance contracts' cash surrender value.

Mortgage Servicing Rights: Fair values are estimated based on an independent dealer analysis of discounted cash flows.  The evaluation utilizes assumptions market participants would use in determining fair value including prepayment speeds, delinquency and foreclosure rates, the discount rate, servicing costs, and the timing of cash flows.  The mortgage servicing portfolio is stratified by loan type and fair value estimates are adjusted up or down based on the serviced loan interest rates versus current rates on new loan originations since the most recent independent analysis.

Deposits: The fair value of deposits with no stated maturity, such as savings and checking accounts, is estimated by applying decay rate assumptions to segregated portfolios of similar deposit types to generate cash flows which are then discounted using short-term market interest rates.  The market value of certificates of deposit is based upon the discounted value of contractual cash flows.  The discount rate is determined using the rates currently offered on comparable instruments.

FHLB Advances:  Fair valuations for Banner’s FHLB advances are estimated using fair market values provided by the lender, the FHLB of Des Moines.  The FHLB of Des Moines prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.

Junior Subordinated Debentures:  The fair value of junior subordinated debentures is estimated using an income approach technique. The significant inputs included in the estimation of fair value are the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability. The Company utilizes an external valuation firm to validate the reasonableness of the credit risk adjusted spread used to determine the fair value. The junior subordinated debentures are carried at fair value which represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure.

Other Borrowings: Other borrowings include securities sold under agreements to repurchase and occasionally federal funds purchased and their carrying amount is considered a reasonable approximation of their fair value.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and December 31, 2014.  Although management is not aware of any factors that would significantly affect the reported estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2015 and December 31, 2014:

			Weighted Average Rate
Financial Instruments	Valuation Techniques	Unobservable Inputs	September 30, 2015	December 31, 2014
TPS securities	Discounted cash flows	Discount rate	5.33%	5.26%
TRUP CDOs	Discounted cash flows	Discount rate	n/a	3.96
Junior subordinated debentures	Discounted cash flows	Discount rate	5.33	5.26
Impaired loans	Collateral Valuations	Market values	n/a	n/a
REO	Appraisals	Market values	n/a	n/a

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

Junior subordinated debentures: Similar to the TPS and TRUP CDOs discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of September 30, 2015, or the passage of time, will result in negative fair value adjustments. At September 30, 2015, the discount rate utilized was based on a credit spread of 500 basis points and three-month LIBOR of 33 basis points.

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$12,571	$84,694	$19,119	$78,001
Total gains or losses recognized
Assets gains (losses), including OTTI	(596)	—	1,475	—
Liabilities losses	—	489	—	1,223
Purchases, issuances and settlements, including the Siuslaw acquisition	6,338	—	6,338	5,959
Sales, maturities and paydowns, net of discount amortization	27	—	(8,592)	—
Ending balance at September 30, 2015	$18,340	$85,183	$18,340	$85,183

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$38,529	$77,313	$35,140	$73,928
Total gains or losses recognized
Assets gains, including OTTI	1,969	—	5,389	—
Liabilities losses	—	311	—	3,696
Sales, maturities and paydowns, net of discount amortization	(11,485)	—	(11,516)	—
Ending balance at September 30, 2014	$29,013	$77,624	$29,013	$77,624

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2015 and December 31, 2014 (in thousands):

	At or For the Nine Months Ended September 30, 2015
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$5,272	$5,272
REO	—	—	6,363	6,363

	At or For the Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$4,725	$4,725
REO	—	—	3,352	3,352

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Impaired loans	$(600)	$(150)	$(916)	$(2,828)
REO	(34)	(25)	(244)	(458)
Total loss from nonrecurring measurements	$(634)	$(175)	$(1,160)	$(3,286)

Impaired loans: Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. If this practical expedient is used, the impaired loans are considered to be held at fair value. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. Impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded. The need for valuation adjustments arises when observable market prices or current appraised values of collateral indicate a shortfall in collateral value compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan and lease losses (ALLL) or charges off the impaired amount. These valuation adjustments are considered non-recurring fair value adjustments. The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s ALLL methodology.

REO: The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. Fair value adjustments on REO are based on updated real estate appraisals which are based on current market conditions. All REO properties are recorded at the lower of the estimated fair value of the real estate, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.

Note 11:  INCOME TAXES AND DEFERRED TAXES

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

As of September 30, 2015, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in U.S. federal jurisdiction and in the Oregon and Idaho state jurisdictions. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2014, 2013, 2012, and 2011.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Tax credit investments	$5,447	$4,858
Unfunded commitments—tax credit investments	1,425	2,864

The following table presents other information related to the Company's tax credit investments for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Tax credits and other tax benefits recognized	$329	$211	$958	$633
Tax credit amortization expense included in provision for income taxes	255	185	745	536

Note 12:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net income	$12,947	$14,819	$38,329	$42,356

Basic weighted average shares outstanding	20,755	19,373	20,418	19,353
Plus unvested restricted stock	66	47	50	33
Diluted weighted shares outstanding	20,821	19,420	20,468	19,386
Earnings per common share
Basic	$0.62	$0.76	$1.88	$2.19
Diluted	$0.62	$0.76	$1.87	$2.18

Options to purchase an additional 7,500 shares of common stock were outstanding as of September 30, 2015, but were not included in the computation of diluted earnings per share because their exercise price was significantly greater than the average market price of common shares which would not dilute earnings per share. Also, as of September 30, 2015, warrants expiring on November 21, 2018, to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of common shares.

Note 13:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by its shareholders:

•	2001 Stock Option Plan (the SOP).

•	2006 Long Term Incentive Plan.

•	2012 Restricted Stock and Incentive Bonus Plan.

•	2014 Omnibus Incentive Plan.

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

During the three and nine months ended September 30, 2015 and 2014, there were no grants of stock options. Additionally, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant. There were no stock-based compensation costs related to the SOP for the nine months ended September 30, 2015 or September 30, 2014.

During the three and nine months ended September 30, 2015 and 2014, there were no exercises of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOP.

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

The Company re-measures the fair value of SARs each reporting period until the award is settled and recognizes changes in fair value and vesting in compensation expense. The Company recognized a net reversal of compensation expense of $103,000 for the nine months ended September 30, 2015 compared to a net reversal of compensation expense of $122,000 for the nine months ended September 30, 2014. These reversals of compensation expense were due to variations in the market value of Banner stock.

As of September 30, 2015, all SAR awards have been settled and there was no remaining liability for SARs.

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

As of September 30, 2015, the Company had granted 299,830 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 149,085 shares had vested and 150,745 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (the 2014 Plan) was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of September 30, 2015, 65,103 restricted stock shares and 7,331 restricted stock units have been granted under the 2014 Plan of which 9,352 restricted stock shares have vested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $831,000 and $2.5 million for the three and nine-month periods ended September 30, 2015 and $710,000 and $1.8 million for the three and nine-month periods ended September 30, 2014, respectively. Unrecognized compensation expense for these awards as of September 30, 2015 was $5.3 million and will be amortized over the next 30 months.

Note 14:  COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases 67 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2015	December 31, 2014
Commitments to extend credit	$1,475,664	$1,166,165
Standby letters of credit and financial guarantees	9,476	9,934
Commitments to originate loans	39,326	20,988

Derivatives also included in Note 15:
Commitments to originate loans held for sale	69,651	29,851
Commitments to sell loans secured by one- to four-family residential properties	28,830	8,714
Commitments to sell securities related to mortgage banking activities	40,500	25,000

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Company then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. In 2012, the Company also began entering into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or

Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts in the nine months ended September 30, 2015 or September 30, 2014. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. We limit our exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event we have forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

Legal Proceedings — In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. The claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Company holds a security interest. Based on information known to management at this time, the Company is not a party to any legal proceedings that management believes would have a material adverse effect on the Company's results of operations or consolidated financial position at September 30, 2015.

NOTE 15: DERIVATIVES AND HEDGING

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

As of September 30, 2015 and December 31, 2014, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$6,825	$1,090	$7,089	$1,165	$6,825	$1,090	$7,089	$1,165

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Derivatives Not Designated in Hedge Relationships

Interest Rate Swaps. Banner Bank uses an interest rate swap program for commercial loan customers that provides the client with a variable rate loan and enters into an interest rate swap in which the client receives a variable rate payment in exchange for a fixed rate payment. Banner Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.

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

As of September 30, 2015 and December 31, 2014, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$159,826	$8,557	$134,512	$5,125	$159,826	$8,557	$134,512	$5,125
Mortgage loan commitments	41,449	753	29,311	317	28,202	126	—	—
Forward sales contracts	28,202	126	—	—	40,500	369	33,174	198
	$229,477	$9,436	$163,823	$5,442	$228,528	$9,052	$167,686	$5,323

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps from prior to 2009 that were not designated in hedge relationships (with a fair value of $421,000 at September 30, 2015 and $558,000 at December 31, 2014), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

		Three Months Ended September 30		Nine Months Ended September 30
	Location on Consolidated Statements of Operations	2015	2014	2015	2014
Mortgage loan commitments	Mortgage banking operations	$442	$(243)	$475	$148
Forward sales contracts	Mortgage banking operations	(665)	224	(209)	(42)
		$(223)	$(19)	$266	$106

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at September 30, 2015 or December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2015 and December 31, 2014, the termination value of derivatives in a net liability position related to these agreements was $9.6 million and $6.3 million, respectively. The Company generally posts collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $13.9 million and $11.1 million as of September 30, 2015 and December 31, 2014, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$9,647	$—	$9,647	$—	$—	$9,647
	$9,647	$—	$9,647	$—	$—	$9,647

Derivative liabilities
Interest rate swaps	$9,647	$—	$9,647	$—	$(9,647)	$—
	$9,647	$—	$9,647	$—	$(9,647)	$—

	December 31, 2014
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$6,290	$—	$6,290	$(6)	$—	$6,284
	$6,290	$—	$6,290	$(6)	$—	$6,284

Derivative liabilities
Interest rate swaps	$6,290	$—	$6,290	$(6)	$(6,279)	$5
	$6,290	$—	$6,290	$(6)	$(6,279)	$5

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2015, its 102 branch offices and nine loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2015, we had total consolidated assets of $5.3 billion, total loans of $4.4 billion, total deposits of $4.4 billion and total stockholders’ equity of $671 million.

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

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in the third quarter of 2015, as evidenced by our solid operating results and profitability which resulted in an annualized return on average assets of 0.97% for the quarter and 1.00% for the nine months ended September 30, 2015. Over the past five years, we have significantly added to our client relationships and account base, as well as substantially improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in stronger and sustainable revenues and lower credit costs, and we believe has positioned the Company well for continued success.

For the quarter ended September 30, 2015, our net income was $12.9 million, or $0.62 per diluted share, compared to net income of $14.8 million, or $0.76 per diluted share, for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, our net income was $38.3 million, or $1.87 per diluted share, compared to net income of $42.4 million, or $2.18 per diluted share for the same period a year earlier. Our net income for the quarter and nine months ended September 30, 2015 was significantly impacted by $2.2 million and $7.7 million, respectively, of acquisition-related expenses, which net of related tax benefits reduced earnings per diluted share by $0.07 and $0.27, respectively, for those periods. In addition, in the second quarter of 2014, we recognized a $9.1 million bargain purchase gain related to the acquisition of six branches in southwestern Oregon (the Branch Acquisition), which net of related acquisition expenses contributed $0.25 to diluted income per share for the nine months ended September 30, 2014.

Highlights for the current quarter included additional loan growth, additional client acquisition, solid asset quality, and strong revenues from core operations. Compared to the same three and nine-month periods a year ago, we had a significant increase in net interest income as well as substantial increases in deposit fees and service charges and in revenue from mortgage banking. The nine months ended September 30, 2015 was also highlighted by the completion of the acquisition of Siuslaw Financial Group (Siuslaw) and its subsidiary, Siuslaw Bank, expanding our presence in Oregon and complementing our Branch Acquisition. As a result of the Siuslaw acquisition on March 6, 2015, the Company acquired approximately $370 million in total assets, $316 million in deposits, $247 million in loans and more than 8,000 new customer relationships.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is driven by the net interest margin, which is primarily a function of our interest rate spread. Interest rate spread is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased $5.1 million, or 11%, to $52.2 million for the quarter ended September 30, 2015, compared to $47.1 million for the same quarter one year earlier. This increase in net interest income reflects the significant growth in earning assets and increases in interest rate spread and net interest margin which were enhanced by adjustments to the mix of earning assets and continuing reductions in deposit costs. Our interest rate spread increased to 4.12% in the current quarter from 4.06% in the quarter ended September 30, 2014, while our net interest margin increased to 4.14% in the current quarter compared to 4.07% in the same quarter a year earlier.

Our net income also is affected by the level of other operating income, other operating expenses and income tax provisions.  In addition, our net income is affected by the net change in the valuation of certain financial instruments carried at fair value and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries and acquisition-related bargain purchase gains and costs.  (See Note 10 of the Selected Notes to the Consolidated Financial Statements.)

Our total other operating income, which includes gains and losses on the sale of securities and changes in the value of financial instruments carried at fair value, was $14.1 million for the quarter ended September 30, 2015, compared to $13.5 million for the quarter ended September 30, 2014. For the quarter ended September 30, 2015, we recorded a net fair value loss of $1.1 million in valuation adjustments for financial instruments carried at fair value. By contrast, for the quarter ended September 30, 2014, we recorded a net fair value gain of $1.5 million and a $6,000 net gain on the sale of securities. Other operating income excluding the net gain on sale of securities and changes in the fair value of financial instruments, a measure which we believe is more indicative of our core operations, increased 26% to $15.2 million for the quarter ended September 30, 2015, compared to $12.1 million for the same quarter a year earlier, as a result of meaningfully increased deposit fees and service charges fueled by growth in non-interest-bearing deposit accounts and substantially increased revenues from our mortgage banking operations.

Our total revenues (net interest income before the provision for loan losses plus total other operating income) for the third quarter of 2015 increased $5.7 million to $66.3 million, compared to $60.6 million for the same period a year earlier, as a result of increased net interest income and deposit fees and service charges, as well as increased mortgage banking revenues.  Our total revenues, excluding changes in the fair value of financial instruments and the net gain on sale of securities, which we believe are more indicative of our core operations, also were strong at $67.4 million for the quarter ended September 30, 2015, a $8.3 million, or 14% increase, compared to $59.1 million for the same period a year earlier.

Our other operating expenses increased in the third quarter of 2015 compared to a year earlier largely as a result of acquisition-related expenses, including expenses related to the acquisition of AmericanWest Bank which was completed on October 1, 2015, and the costs associated with 16 branches acquired in June 2014 and March 2015, as well as generally increased salary and employee benefits, and payment and card processing service costs, which were partially offset by an increase in the credit for capitalized loan origination costs and a decrease in advertising and marketing costs.  Other operating expenses were $46.7 million for the quarter ended September 30, 2015, compared to $38.5 million for the same quarter a year earlier.

Although loans grew by $566 million to $4.4 billion at September 30, 2015 from September 30, 2014, continued improvement in credit quality metrics and net loan recoveries offset the need for any additional provision to loan loss reserves and the present allowance, representing 1.77% of total loans outstanding at September 30, 2015, remains appropriate. We did not record a provision for loan losses in the three months ended September 30, 2015, which was the eleventh consecutive quarter for which we had no provision for loan losses. Our reserves at September 30, 2015 and September 30, 2014 were 1.82% and 1.95%, respectively, of total loans outstanding. The allowance for loan losses at September 30, 2015 was $77.3 million, representing 329% of non-performing loans. Non-performing loans, including purchased credit-impaired loans, increased to $23.5 million at September 30, 2015, compared to $23.3 million at June 30, 2015, and increased 19% when compared to $19.8 million a year earlier primarily. (See Note 6, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Following the closing of the merger with AmericanWest, Banner’s assets were approximately $9.9 billion. If Banner or Banner Bank’s total assets exceed $10 billion for four consecutive quarters it would be considered a “very large” institution by bank regulators under The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). As a result, there would be increased scrutiny from regulators, formal capital stress testing requirements, direct examination by the Consumer Financial Protection Bureau and increased payments for federal deposit insurance. Further, bank holding companies with more than $10 billion in assets as measured at the end of a calendar year are subject to the Durbin Amendment to the Dodd-Frank Act which places limits on the swipe fees that a debit card issuer can charge a merchant for a transaction beginning in July of the following year.

As a result of the above, if Banner Bank’s total assets exceeded $10 billion at December 31, 2015, deposit insurance assessments are likely to increase, as well as expenses related to regulatory compliance, which may be significant. In addition, compliance with the Durbin Amendment would reduce our operating income significantly. We currently believe the impact of the Durbin Amendment on combined interchange service fees for Banner and AmericanWest would reduce our pre-tax operating income by approximately $10.0 million annually. As a result of the adverse consequences, we intend to manage our balance sheet during the fourth quarter of 2015 to limit our use of wholesale funding sources, such as FHLB advances, and reduce lower yielding assets to avoid exceeding $10 billion in assets as of December 31, 2015.

As partial consideration for the merger with AmericanWest, Banner issued 13.23 million shares of common stock and nonvoting common stock. The issuance of the shares upon closing of the merger was a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. In addition, certain large investors that received unregistered shares were granted rights to demand registration of the shares not earlier than thirty days following closing of the merger. (See risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.)

Non-GAAP financial measures: Other operating income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on the sale of securities and, in certain periods, acquisition-related bargain purchase gains and costs are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2015	2014	2015	2014

Total other operating income (GAAP)	$14,098	$13,535	$43,935	$42,878
Exclude net (gain) loss on sale of securities	—	(6)	537	(41)
Exclude change in valuation of financial instruments carried at fair value	1,113	(1,452)	(735)	(1,662)
Exclude acquisition bargain purchase gain	—	—	—	(9,079)
Total other operating income from core operations (non-GAAP)	$15,211	$12,077	$43,737	$32,096

Net interest income before provision for loan losses	$52,188	$47,064	$150,181	$133,211
Total other operating income	14,098	13,535	43,935	42,878
Total GAAP revenue	66,286	60,599	194,116	176,089
Exclude net (gain) loss on sale of securities	—	(6)	537	(41)
Exclude change in valuation of financial instruments carried at fair value	1,113	(1,452)	(735)	(1,662)
Exclude acquisition bargain purchase gain	—	—	—	(9,079)
Revenue from core operations (non-GAAP)	$67,399	$59,141	$193,918	$165,307

Income before provision for taxes (GAAP)	$19,589	$22,104	$57,769	$63,577
Exclude net (gain) loss on sale of securities	—	(6)	537	(41)
Exclude change in valuation of financial instruments carried at fair value	1,113	(1,452)	(735)	(1,662)
Exclude acquisition bargain purchase gain	—	—	—	(9,079)
Exclude acquisition related costs	2,207	(494)	7,741	1,530
Income from core operations before provision for taxes (non-GAAP)	$22,909	$20,152	$65,312	$54,325

Net income (GAAP)	$12,947	$14,819	$38,329	$42,356
Exclude net (gain) loss on sale of securities	—	(6)	537	(41)
Exclude change in valuation of financial instruments carried at fair value	1,113	(1,452)	(735)	(1,662)
Exclude acquisition bargain purchase gain	—	—	—	(9,079)
Exclude acquisition related costs	2,207	(494)	7,741	1,530
Exclude related tax expense (benefit)	(1,092)	703	(2,165)	3,412
Total earnings from core operations (non-GAAP)	$15,175	$13,570	$43,707	$36,516

Acquisition bargain purchase gain	$—	$—	$—	$9,079
Acquisition-related costs	(2,207)	494	(7,741)	(1,530)
Related tax benefit (expense)	691	(178)	2,237	(2,799)
Total net effect of acquisition on earnings	$(1,516)	$316	$(5,504)	$4,750
Diluted weighted shares outstanding	20,821,377	19,419,344	20,467,609	19,385,933
Total net effect of acquisition-related costs and acquisition bargain purchase gain on diluted earnings per share	$(0.07)	$0.02	$(0.27)	$0.25

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

	September 30, 2015	December 31, 2014	September 30, 2014
Stockholders’ equity (GAAP)	$671,202	$582,888	$573,352
Exclude goodwill and other intangible assets, net	26,605	2,831	3,362
Tangible common stockholders’ equity (non-GAAP)	$644,597	$580,057	$569,990
Total assets (GAAP)	$5,312,310	$4,723,163	$4,758,683
Exclude goodwill and other intangible assets, net	26,605	2,831	3,362
Total tangible assets (non-GAAP)	$5,285,705	$4,720,332	$4,755,321
Tangible common stockholders’ equity to tangible assets (non-GAAP)	12.20%	12.29%	11.99%

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. However, in anticipation of the acquisition of AmericanWest Bank, we allowed our loan-to-deposit ratio to move slightly above this range, as we expect to redeploy a portion of its securities portfolio into loans following the close of that transaction. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. We had $126 million and $539 million of net loan growth in the three and nine months ended September 30, 2015, respectively. Loan growth for the nine months ended September 30, 2015 included meaningful organic growth and $233 million of loans as a result of the Siuslaw acquisition. At September 30, 2015, our net loan portfolio totaled $4.295 billion compared to $3.758 billion at December 31, 2014 and $3.732 billion at September 30, 2014.

Our commercial real estate loans for both owner-occupied and investment properties, including construction and development loans for these types of properties, totaled $1.761 billion, or approximately 40% of our loan portfolio at September 30, 2015. In addition, multifamily residential real estate loans, including construction and development loans for these types of properties, totaled $272 million and comprise approximately 6% of our loan portfolio. While our level of activity and investment in commercial and multifamily real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods resulting in growth in these loan balances. In addition, commercial real estate loans comprised a significant portion of the Siuslaw Bank loan portfolio. Commercial real estate loans increased by $328 million during the first nine months of 2015 and multifamily loans increased by $44 million.

We also originate residential construction, land and land development loans and, although our portfolio balances are well below the peak levels before the financial crisis, in recent years we have experienced increased demand for one- to four-family construction loans and our origination activity has been significant. Outstanding residential construction, land and land development balances increased $35 million, or 11%, to $358 million at September 30, 2015 compared to $322 million at December 31, 2014 and increased $54 million, or 18%, compared to $304 million at September 30, 2014. Still, residential construction, land and land development loans represented only approximately 8% of our total loan portfolio at September 30, 2015.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. In recent years, our commercial business lending has also included participation in certain national syndicated loans, including shared national credits, which totaled $124 million at September 30, 2015. Reflecting expected seasonal patterns and the expanding Pacific Northwest economy, commercial and agricultural business loans increased $92 million, or 10%, to $1.055 billion at September 30, 2015, compared to $962 million at December 31, 2014, and have increased $86 million, or 9%, compared to $968 million at September 30, 2014. Commercial and agricultural business loans represented approximately 24% of our portfolio at September 30, 2015.

Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. However, most of the one- to four-family residential mortgage loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At September 30, 2015, our outstanding balances of residential mortgages decreased $4 million, or 1%, to $536 million, compared to $540 million at December 31, 2014, but increased $9 million, or 2%, compared to $527 million at September 30, 2014. One- to four-family residential real estate loans represented 12% of our loan portfolio at September 30, 2015.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. Although demand for consumer loans has continued to be modest in recent years, as we believe many consumers have been focused on reducing their personal debt, we have had reasonable growth in consumer loan balances during the first nine months of this year and compared to a year ago. At September 30, 2015, consumer loans, including consumer loans secured by one- to four-family residences, increased $42 million to $391 million, compared to $349 million at December 31, 2014, and increased $46 million compared to $345 million at September 30, 2014, with most of the increase arising from increased usage of home equity lines of credit and the Siuslaw acquisition.

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

Total deposits were $4.388 billion at September 30, 2015, compared to $3.899 billion at December 31, 2014 and $3.991 billion a year ago. The increase in total deposits for the first nine months of the current year largely reflects the acquisition of Siuslaw Bank which added $336 million to deposit totals at September 30, 2015. However, the increase in total deposits compared to December 31, 2014 as well as September 30, 2014 also reflects meaningful organic growth in the total balances and number of client relationships. Non-interest-bearing account balances increased 20% to $1.562 billion at September 30, 2015, compared to $1.299 billion at December 31, 2014, and also increased 20% compared to $1.305 billion a year ago largely as a result of our successful client acquisition strategies and the Siuslaw acquisition (which added $144 million to non-interest bearing deposits). Interest-bearing transaction and savings accounts increased 15% to $2.095 billion at September 30, 2015, compared to $1.830 billion at December 31, 2014 and increased 14% compared to $1.833 billion a year ago, while certificates of deposit decreased 5% to $731 million at September 30, 2015, compared to $771 million at December 31, 2014 and decreased 14% compared to $853 million a year earlier. Core deposits represented 83% of total deposits at September 30, 2015, compared to 79% of total deposits a year earlier.

Management’s Discussion and Analysis of Results of Operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2014 included in the 2014 Form 10-K. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of or recognition of deferred tax assets and liabilities, and (vi) the application of acquisition accounting standards to acquisition transactions. These policies and judgments, estimates and assumptions are described in greater detail below. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies during the first nine months of 2015.

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

Provision and Allowance for Loan Losses: (Note 6) The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves. We maintain an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in ASC 450, Contingencies. We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. We increase our allowance for loan losses by charging provisions for probable loan losses against our income and value impaired loans consistent with the accounting guidelines outlined in ASC 310, Receivables.

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

Fair Value Accounting and Measurement: (Note 10) We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition. Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value. For more information regarding fair value accounting, please refer to Note 10 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Goodwill and other Intangible Assets: (Note 8) Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed, and is not amortized but is reviewed annually for impairment. Other intangible assets consists primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits. Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years. These assets are reviewed at least annually for events or circumstances that could impact their recoverability. These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Mortgage Servicing Rights: (Note 8) Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of loans. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, the value of the servicing right is estimated and capitalized. Fair value is based on market prices for comparable mortgage servicing contracts. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Income Taxes and Deferred Taxes:  (Note 11) The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho. Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.

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

The cash flows expected to be received over the life of the loans were estimated by management. These cash flows were provided to third party analysts to calculate carrying values of the loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speed assumptions will be periodically reassessed to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a loan's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

General.  Total assets increased $589 million, or 12%, to $5.312 billion at September 30, 2015, from $4.723 billion at December 31, 2014.  Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) increased $537 million, or 14%, to $4.295 billion at September 30, 2015, from $3.758 billion at December 31, 2014. A portion of these increases resulted from the Siuslaw acquisition in which we acquired $247 million in loans and $316 million in deposits when the transaction closed on March 6, 2015.

The increase in net loans included increases of $294 million in commercial real estate loans, including $126 million from the Siuslaw acquisition, $31 million in multifamily loans, $30 million in commercial construction loans, $13 million in multifamily construction loans, $27 million in one- to four-family construction loans, $13 million in land and land development loans, $88 million in commercial business loans, including $27 million from the Siuslaw acquisition, $4 million in agricultural business loans and $42 million in consumer loans, partially offset by a decrease of $4 million in one- to four-family residential loans. The increase in commercial real estate loans included $205 million for investment properties and $88 million for owner-occupied properties.

The aggregate balance of interest-earning deposits and securities increased $11 million from December 31, 2014 to $648 million at September 30, 2015, largely as a result of the Siuslaw acquisition. Our total investment in securities increased $5 million to $588 million at September 30, 2015, while interest-earning deposits increased $6 million to $61 million at September 30, 2015. Securities purchases during the nine-month period were modest and were less than sales, paydowns and maturities. Purchases were primarily mortgage-backed securities and intermediate-term taxable and tax-exempt municipal securities. Securities sales were also modest although we did sell substantially all of the securities acquired in the Siuslaw acquisition. The average effective duration of Banner's securities portfolio was approximately 3.0 years at September 30, 2015. Net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were an increase of $1.9 million in the nine months ended September 30, 2015. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $2.1 million for the nine months ended September 30, 2015, which was included net of the associated tax expense of $738,000 as a component of other comprehensive income and largely occurred as a result of modestly decreased market interest rates. (See Note 10 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

REO increased $3.0 million, to $6.4 million at September 30, 2015, compared to $3.4 million at December 31, 2014, primarily as a result of properties acquired in the Siuslaw acquisition. During the nine months ended September 30, 2015, we transferred $3.2 million of loans into REO, acquired $2.5 million of REO from Siuslaw, capitalized costs of $298,000, recorded $216,000 of negative valuation adjustments, and disposed of $3.2 million of REO properties, recognizing $333,000 in net gains related to those sales. (See Note 7 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q and the “Asset Quality” discussion below).

Deposits increased $489 million, or 13%, to $4.388 billion at September 30, 2015 from $3.899 billion at December 31, 2014, largely as a result of the Siuslaw acquisition, which accounted for $336 million of the increase. Non-interest-bearing deposits increased by $263 million, or 20%, to $1.562 billion at September 30, 2015, compared to $1.299 billion at December 31, 2014, and also increased by 20% compared to a year earlier. Interest-bearing transaction and savings accounts increased by $266 million, or 15%, to $2.095 billion at September 30, 2015 from $1.830 billion at December 31, 2014 and increased by 14% compared to a year earlier. Certificates of deposit decreased $40 million, or 5%, to $731 million at September 30, 2015 from $771 million at December 31, 2014, and decreased by 14% compared to a year earlier.

FHLB advances decreased to $16 million at September 30, 2015 from $32 million at December 31, 2014, as we used our excess liquidity to repay maturing FHLB advances. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $11 million, or 14%, to $88 million at September 30, 2015, compared to $77 million at December 31, 2014. A junior subordinated debenture with a fair value of $6 million was acquired in the Siuslaw acquisition in the quarter ended March 31, 2015. No additional junior subordinated debentures were issued or matured during the nine months ended September 30, 2015; however, in addition to the acquisition of the junior subordinated debenture in the Siuslaw transaction, the estimated fair value of these instruments increased by $1.2 million. Junior subordinated debentures totaled $85 million at September 30, 2015 compared to $78 million at December 31, 2014. For more information, see Notes 9 and 10 of the Selected Notes to the Consolidated Financial Statements.

Total stockholders' equity increased $88 million, or 15%, to $671 million at September 30, 2015 compared to $583 million at December 31, 2014. The increase in equity primarily reflects the common shares issued in the Siuslaw acquisition and the year-to-date net income, reduced by payment of dividends to common stockholders. In addition, there was an improvement of $1.2 million in accumulated other comprehensive income representing an unrealized gain, net of tax, on securities available-for-sale. Tangible common stockholders' equity, which excludes intangible assets, increased $65 million to $645 million, or 12.20% of tangible assets at September 30, 2015, compared to $580 million, or 12.29% of tangible assets at December 31, 2014. In the nine months ended September 30, 2015, we did not have any repurchases of our common stock as part of the publicly announced repurchase plan, but 6,214 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

For the quarter ended September 30, 2015, net income was $12.9 million, or $0.62 per diluted share. This compares to net income of $14.8 million, or $0.76 per diluted share, for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, net income was $38.3 million, or $1.87 per diluted share. This compares to net income of $42.4 million, or $2.18 per diluted share for the nine months ended September 30, 2014. Our net income for the quarter and nine months ended September 30, 2015 was significantly impacted by $2.2 million and $7.7 million, respectively, of acquisition-related expenses, which net of related tax benefits reduced earnings per diluted share by $0.07 and $0.27, respectively, for those periods. In addition, in the nine months ended September 30, 2014, net income was significantly augmented by the $9.1 million bargain purchase gain ($5.8 million net of income tax) realized from the Branch Acquisition, which net of related expenses added $0.25 per diluted share to earnings for the period.

As expected, our current quarter and nine month operating results continued to be influenced by very low levels of market interest rates which continued to exert pressure on asset yields, but also supported solid loan demand, strong housing markets and increased mortgage origination activity. Nonetheless, substantial growth in earning assets as well as changes in the asset mix and further reductions in funding costs combined to offset this yield pressure, resulting in meaningfully increased net interest income compared to the same periods a year ago. In addition, credit costs remained low and deposit fees and other payment processing revenues increased compared to a year earlier reflecting significant growth in client relationships, including growth as a result of the Branch Acquisition and the Siuslaw merger, and mortgage banking revenues were also substantially increased. As a result, net income for the current quarter and nine months was solid, representing further progress on our strategic priorities and initiatives, and produced an annualized return on average assets of 0.97% for the current quarter and 1.00% for the nine months ended September 30, 2015..

Net Interest Income. Net interest income before provision for loan losses increased by $5.1 million, or 11%, to $52.2 million for the quarter ended September 30, 2015, compared to $47.1 million for the same quarter one year earlier, as a significant increase of $421 million in the average balance of interest-earning assets combined with a modest increase in the net interest margin produced strong growth for this key source of revenue. The net interest margin of 4.14% for the quarter ended September 30, 2015 was seven basis points higher than for the same quarter in the prior year. The increase in the net interest margin compared to a year earlier reflects changes in the mix of earning assets and modest reductions in deposit and funding costs, which were generally sufficient to offset the impact of persistently low market interest rates on earning asset yields. The accretion of discounts on the loans acquired in the Siuslaw merger contributed an additional three basis points to the net interest margin which offset the three basis point reduction in the net interest margin from nonaccrual loans in the quarter ended September 30, 2015. Nonaccrual loans also reduced the net interest margin by two basis points in the quarter ended September 30, 2014.

The net interest spread increased to 4.12% for the quarter ended September 30, 2015 compared to 4.06% for the quarter ended September 30, 2014. Reflecting changes in the asset mix and the acquisition accounting discount accretion, the yield on interest-earning assets for the quarter ended September 30, 2015 was 4.34%, an increase of three basis points compared to the same quarter a year earlier. By contrast, funding costs were modestly lower, especially deposit costs which decreased three basis points to 0.16% from 0.19% a year earlier, leading to a decrease of three basis points for all funding liabilities to 0.22% for the quarter ended September 30, 2015 compared to 0.25% for the quarter ended September 30, 2014.

Net interest income before provision for loan losses increased by $17.0 million, or 13%, to $150.2 million for the nine months ended September 30, 2015 compared to $133.2 million for the same period one year earlier, as a result of a $467 million increase in average interest-earning assets and a seven basis point increase in the net interest margin. The net interest margin increased to 4.14% for the nine months ended September 30, 2015 compared to 4.07% for the same period in the prior year and, similar to the results for the current quarter, this increase compared to a year earlier was primarily a result of changes in asset mix, modestly lower credit costs, the acquisition accounting discount accretion and lower funding costs. For the nine months ended September 30, 2015, the accretion of discounts on the loans acquired in the Siuslaw merger added two basis points to the net interest margin, while nonaccrual loans reduced the margin by two basis points. Nonaccrual loans reduced the net interest margin by two basis points in the nine months ended September 30, 2014.

Interest Income. Interest income for the quarter ended September 30, 2015 was $54.8 million, compared to $49.8 million for the same quarter in the prior year, an increase of $5.0 million, or 10%.  The increase in interest income occurred primarily as a result of an increase in the average balances of interest-earning assets enhanced by an increase in the average yield. The average balance of interest-earning assets was $5.006 billion for the quarter ended September 30, 2015, an increase of $421 million, or 9%, compared to $4.585 billion one year earlier. The yield on average interest-earning assets increased to 4.34% for the quarter ended September 30, 2015, compared to 4.31% for the same quarter one year earlier. The increase in the yield on earning assets reflects an asset mix that included proportionately more loans and fewer securities than a year earlier and occurred despite a five basis point reduction in the average yield on loans. Average loans receivable for the quarter ended September 30, 2015 increased $480 million, or 13%, to $4.314 billion, compared to $3.834 billion for the same quarter in the prior year. Interest income on loans increased by $5.3 million, or 11%, to $51.7 million for the current quarter from $46.5 million for the quarter ended September 30, 2014, reflecting the impact of the increase in average loan balances partially offset by the negative five basis point change in the average yield on loans.  The average yield on loans was 4.76% for the quarter ended September 30, 2015, compared to 4.81% for the same quarter one year earlier. The acquisition accounting discount accretion added two basis points to the current quarter loan yield.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) decreased to $692 million for the quarter ended September 30, 2015 (excluding the effect of fair value adjustments), compared to $751 million for the quarter ended September 30, 2014; and the interest and dividend income from those investments decreased by $224,000 compared to the same quarter in the prior year. The average yield on the combined portfolio increased slightly to 1.74% for the quarter ended September 30, 2015, from 1.73% for the same quarter one year earlier. The yield on the combined portfolio benefited from a $25 million reduction in the average balance of FHLB stock which had a very low dividend yield in both periods as well as other modest mix changes.

Interest income for the nine months ended September 30, 2015 was $157.9 million, compared to $141.4 million for the same period in the prior year, an increase of $16.5 million, or 12%. As with quarterly results, the year-to-date results reflect a $467 million, or 11%, increase in the average balance of interest-earning assets as well as a four basis point increase in the yield on interest-earning assets also driven by changes in the asset mix as a result of strong loan growth. The average balance of loans receivable for the nine months ended September 30, 2015 increased by $506 million to $4.140 billion compared to $3.634 billion for the nine months ended September 30, 2014, while the average yield decreased to 4.82% compared to 4.84% for the same period a year earlier. Interest income on loans was $149.2 million for the nine months ended September 30, 2015, an increase of 14% compared to $131.4 million for the first nine months of 2014. For the nine months ended September 30, 2015, the average balance of total investment securities decreased to $709 million compared to $747 million for the same period a year earlier, while the average yield on the portfolio decreased to 1.65% compared to 1.78% in the same period in the prior year. As a result, year to date net interest income on total investment securities decreased to $8.7 million compared to $10.0 million a year earlier.

Interest Expense. Interest expense for the quarter ended September 30, 2015 was $2.6 million, compared to $2.7 million for the same quarter in the prior year, a decrease of $95,000, or 4%. The decrease in interest expense occurred as a result of a three basis point decrease in the average cost of all funding liabilities to 0.22% for the quarter ended September 30, 2015, from 0.25% for the same quarter one year earlier, generally offset by a $382 million increase in average funding liabilities. The increase in average funding liabilities reflects a significant increase in core deposits, including non-interest-bearing accounts, and increases in other borrowings which are primarily retail repurchase agreements with deposit customers, partially offset by a continued decline in the average balance of certificates of deposit compared to one year ago. A substantial portion of the increase in core deposits was a result of the Siuslaw Bank merger, although compared to a year earlier the increase also reflects meaningful client acquisition and organic account growth. Interest expense for the nine months ended September 30, 2015 and 2014 was $7.8 million and $8.2 million, respectively, and similar to quarterly results, the reduction is reflective of a decrease of four basis points in the average rate paid for all funding liabilities, partially offset by an increase in their average balances over that time period.

Deposit interest expense decreased $165,000, or 9%, to $1.7 million for the quarter ended September 30, 2015, compared to $1.9 million for the same quarter in the prior year, as a result of a three basis point decrease in the cost of deposits. Average deposit balances increased to $4.380 billion for the quarter ended September 30, 2015, from $3.995 billion for the quarter ended September 30, 2014, while the average rate paid on deposit balances decreased to 0.16% in the third quarter of 2015 from 0.19% for the quarter ended September 30, 2014. The cost of interest-bearing deposits decreased by four basis points to 0.24% for the quarter ended September 30, 2015 compared to 0.28% in the same quarter a year earlier. Significantly contributing to the decrease in total deposit costs was a $281 million increase in the average balances of non-interest-bearing accounts. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates as evidenced by the continuing decline in our deposit costs despite relatively stable short-term market interest rates over the past twelve months. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, have meaningfully contributed to the decrease in our funding costs compared to earlier periods.

For the nine months ended September 30, 2015, deposit interest expense decreased $536,000 to $5.2 million compared to $5.8 million for the same period one year ago. Similar to the quarter, average deposit costs decreased by three basis points and the average balance of deposits increased $456 million for the nine months ended September 30, 2015, compared to the same period one year ago.

Average FHLB advances (excluding the effect of fair value adjustments) were $2 million for the quarter ended September 30, 2015, compared to $23 million for the same quarter one year earlier, although the average rate paid on FHLB advances for the quarter ended September 30, 2015 increased to 0.96% from 0.35% for the same quarter one year earlier. The increase in the average rate reflects the repayment of low rate short-term advances with only a small amount of higher rate longer-term advances remaining outstanding as of September 30, 2015. Interest expense on FHLB advances decreased to $4,000 for the quarter ended September 30, 2015 from $20,000 for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, interest expense on FHLB advances decreased by $86,000 to $24,000 compared to $110,000 for the same period in the prior year. Average FHLB advances excluding the effect of fair value adjustments decreased $40 million to $6 million over that same time period compared to $47 million for the nine months ended September 30, 2014. The average rate paid on FHLB advances increased 19 basis points to 0.50% for the nine months ended September 30, 2015, compared to 0.31% for the same period a year ago, again reflecting the repayment of short-term advances.

Other borrowings consist primarily of retail repurchase agreements with deposits customers secured by certain investment securities. The average balance for other borrowings increased $10 million to $93 million during the current quarter from $82 million during the same quarter a year earlier, while the rate on other borrowings decreased to 0.20% from 0.21% a year earlier. As a result, interest expense for other borrowings increased to $47,000 for the quarter ended September 30, 2015, compared to $43,000 for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, the average balance for other borrowings increased $6 million to $92 million compared to $86 million during the same period a year earlier, while the rate on other borrowings decreased one basis point to 0.20% from 0.21%.

Junior subordinated debentures which were issued in connection with our issuance of trust preferred securities had an average balance of $132 million (excluding the effect of fair value adjustments) and an average cost of 2.45% for the quarter ended September 30, 2015, compared to an average balance of $124 million and an average cost of 2.35% for the quarter ended September 30, 2014. Both the average balance and average cost of these borrowings increased slightly compared to the same period a year earlier as a result of an $8 million junior subordinated debenture acquired in the Siuslaw acquisition. Junior subordinated debentures outstanding had an average balance of $130 million (excluding the effect of fair value adjustments) and an average cost of 2.42% for the nine months ended September 30, 2015, compared to an average balance of $124 million and average cost of 2.36% for the same period in the prior year. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$3,200,184	$39,504	4.90%	$2,787,519	$34,944	4.97%
Commercial/agricultural loans	984,159	10,273	4.14	928,171	9,710	4.15
Consumer and other loans	129,496	1,972	6.04	118,317	1,842	6.18
Total loans (1)	4,313,839	51,749	4.76	3,834,007	46,496	4.81
Mortgage-backed securities	314,941	1,307	1.65	340,999	1,459	1.70
Other securities	261,580	1,638	2.48	294,402	1,740	2.34
Interest-bearing deposits with banks	109,445	97	0.35	85,090	61	0.28
FHLB stock	6,180	2	0.13	30,961	8	0.10
Total investment securities	692,146	3,044	1.74	751,452	3,268	1.73
Total interest-earning assets	5,005,985	54,793	4.34	4,585,459	49,764	4.31
Non-interest-earning assets	276,761			213,045
Total assets	$5,282,746			$4,798,504
Deposits:
Interest-bearing checking accounts	$477,105	95	0.08	$433,884	88	0.08
Savings accounts	1,019,059	381	0.15	881,225	334	0.15
Money market accounts	574,968	229	0.16	509,881	203	0.16
Certificates of deposit	749,702	1,033	0.55	892,094	1,278	0.57
Total interest-bearing deposits	2,820,834	1,738	0.24	2,717,084	1,903	0.28
Non-interest-bearing deposits	1,559,053	—	—	1,278,367	—	—
Total deposits	4,379,887	1,738	0.16	3,995,451	1,903	0.19
Other interest-bearing liabilities:
FHLB advances	1,660	4	0.96	22,646	20	0.35
Other borrowings	92,550	47	0.20	82,362	43	0.21
Junior subordinated debentures	131,964	816	2.45	123,716	734	2.35
Total borrowings	226,174	867	1.52	228,724	797	1.38
Total funding liabilities	4,606,061	2,605	0.22	4,224,175	2,700	0.25
Other non-interest-bearing liabilities (2)	6,731			2,026
Total liabilities	4,612,792			4,226,201
Stockholders’ equity	669,954			572,303
Total liabilities and stockholders’ equity	$5,282,746			$4,798,504
Net interest income/rate spread		$52,188	4.12%		$47,064	4.06%
Net interest margin			4.14%			4.07%
Additional Key Financial Ratios:
Return on average assets			0.97%			1.23%
Return on average equity			7.67			10.27
Average equity / average assets			12.68			11.93
Average interest-earning assets / average interest-bearing liabilities			164.29			155.66
Average interest-earning assets / average funding liabilities			108.68			108.55
Non-interest (other operating) income / average assets			1.06			1.12
Non-interest (other operating) expense / average assets			3.51			3.18
Efficiency ratio (4)			70.45			63.52

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income).

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$3,069,745	$113,707	4.95%	$2,636,614	$98,447	4.99%
Commercial/agricultural loans	943,999	29,750	4.21	883,242	27,656	4.19
Consumer and other loans	126,245	5,735	6.07	114,134	5,336	6.25
Total loans (1)	4,139,989	149,192	4.82	3,633,990	131,439	4.84
Mortgage-backed securities	309,503	3,609	1.56	347,657	4,376	1.68
Other securities	262,560	4,859	2.47	300,361	5,421	2.41
Interest-bearing deposits with banks	120,013	259	0.29	66,208	148	0.30
FHLB stock	16,599	20	0.16	33,041	26	0.11
Total investment securities	708,675	8,747	1.65	747,267	9,971	1.78
Total interest-earning assets	4,848,664	157,939	4.36	4,381,257	141,410	4.32
Non-interest-earning assets	259,641			203,432
Total assets	$5,108,305			$4,584,689
Deposits:
Interest-bearing checking accounts	$468,211	284	0.08	$427,032	259	0.08
Savings accounts	979,627	1,091	0.15	842,424	968	0.15
Money market accounts	556,831	657	0.16	448,742	575	0.17
Certificates of deposit	763,339	3,208	0.56	899,112	3,974	0.59
Total interest-bearing deposits	2,768,008	5,240	0.25	2,617,310	5,776	0.30
Non-interest-bearing deposits	1,460,859	—	—	1,155,896	—	—
Total deposits	4,228,867	5,240	0.17	3,773,206	5,776	0.20
Other interest-bearing liabilities:
FHLB advances	6,473	24	0.50	46,780	110	0.31
Other borrowings	92,377	137	0.20	86,170	133	0.21
Junior subordinated debentures	130,030	2,357	2.42	123,716	2,180	2.36
Total borrowings	228,880	2,518	1.47	256,666	2,423	1.26
Total funding liabilities	4,457,747	7,758	0.23	4,029,872	8,199	0.27
Other non-interest-bearing liabilities (2)	4,275			(3,040)
Total liabilities	4,462,022			4,026,832
Stockholders’ equity	646,283			557,857
Total liabilities and stockholders’ equity	$5,108,305			$4,584,689
Net interest income/rate spread		$150,181	4.13%		$133,211	4.05%
Net interest margin			4.14%			4.07%
Additional Key Financial Ratios:
Return on average assets			1.00%			1.24%
Return on average equity			7.93			10.15
Average equity / average assets			12.65			12.17
Average interest-earning assets / average interest-bearing liabilities			161.79			152.45
Average interest-earning assets / average funding liabilities			108.77			108.72
Non-interest (other operating) income / average assets			1.15			1.25
Non-interest (other operating) expense / average assets			3.57			3.28
Efficiency ratio (4)			70.24			63.89

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Other operating expense divided by the total of net interest income (before provision for loan losses) and other operating income (non-interest income).

Provision and Allowance for Loan Losses.

The need to record a provision for loan losses due to continuing strong loan performance was offset by improvement in credit quality metrics and net recoveries year-to-date. At September 30, 2015 the allowance for loan losses was 1.77% of total loans outstanding and we did not record a provision for loan losses in either the three or nine months ended September 30, 2015. Similarly, we did not record a provision in either the three or nine months ended September 30, 2014. As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. While our credit quality indicators remained solid and we recorded significant net recoveries, eliminating the need for a provision for loan losses for the first nine months of 2015, we continue to maintain a substantial allowance for loan losses at September 30, 2015 reflecting growth in the portfolio and lingering uncertainty in the economy.

Net charge-offs were $9,000 for the quarter ended September 30, 2015 compared to net recoveries of $21,000 for the same quarter in the prior year. For the nine months ended September 30, 2015, net recoveries were $1.4 million compared to $73,000 for the first nine months of 2014. Non-performing loans, including purchased credit-impaired loans were $24 million at September 30, 2015, compared to $17 million at December 31, 2014 and $20 million at September 30, 2014. A comparison of the allowance for loan losses at September 30, 2015 and 2014 reflects an increase of $3 million to $77 million at September 30, 2015, from $74 million at September 30, 2014. Included in our allowance at September 30, 2015 was an unallocated portion of $2 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable including loans acquired in business combinations carried at fair value) decreased to 1.77% at September 30, 2015, from 1.95% at September 30, 2014. The allowance as a percentage of non-performing loans, including purchased credit-impaired loans, decreased to 329% at September 30, 2015, compared to 376% one year ago.

As of September 30, 2015, we had identified $39 million of impaired loans. Impaired loans are comprised of loans on nonaccrual, TDRs that are performing under their restructured terms and loans that are 90 days or more past due, but are still on accrual. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or collectively evaluated as part of homogeneous pools. For more information on these impaired loans, refer to Note 6 of the Selected Notes to the Consolidated Financial Statements, Loans Receivable and the Allowance for Loan Losses, and Note 10, Fair Value Accounting and Measurement, in this Form 10-Q.

We believe that the allowance for loan losses as of September 30, 2015 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Other Operating Income. Other operating income, which includes changes in the valuation of financial instruments carried at fair value, net gain or loss on sale of securities, and non-interest revenues from core operations, was $14.1 million for the quarter ended September 30, 2015, compared to $13.5 million for the same quarter in the prior year. Our other operating income for the three months ended September 30, 2015 included a $1.1 million net loss for fair value adjustments. The net fair value adjustment principally related to a valuation adjustment for a trust preferred security secured by our own junior subordinated debentures, which was purchased from a third party during the quarter at a substantial discount but subsequently valued at a lower amount, as well as normal adjustments to the fair value of other trust preferred securities owned and our issued junior subordinated debentures. By contrast, during the quarter ended September 30, 2014, fair value adjustments resulted in a net gain of $1.5 million. For a more detailed discussion of our fair value adjustments, please refer to Note 10 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Other operating income including changes in the valuation of financial instruments carried at fair value and net gain or loss on sale of securities was $43.9 million for the nine months ended September 30, 2015, compared to $42.9 million for the same period in the prior year, which in addition included the Branch Acquisition bargain purchase gain. Our other operating income for the nine months ended September 30, 2015 included fair value adjustments resulting in a net gain of $735,000 and a net loss on the sale of securities of $537,000, compared to fair value adjustments resulting in a net gain of $1.7 million, a net gain on the sale of securities of $41,000 and the Branch Acquisition bargain purchase gain of $9.1 million during the same period one year ago.

Excluding the fair value adjustments, net gain or loss on sale of securities and the Branch Acquisition bargain purchase gain, other operating income from core operations increased by $3.1 million, or 26%, to $15.2 million for the quarter ended September 30, 2015, compared to $12.1 million for the quarter ended September 30, 2014, largely as a result of increased revenues from deposit fees and other service charges and increased mortgage banking income. Deposit fees and other service charges increased by $1.5 million, or 18%, compared to the third quarter a year ago reflecting growth in the number of deposit accounts, increased transaction activity and our decision to change our debit and credit card relationship to MasterCard®. Mortgage banking revenues increased by $1.6 million reflecting increased mortgage refinancing activity, as well as a strong home purchase market and our increased market presence as a result of additions to our production staff.

Excluding the fair value adjustments, net gain or loss on sale of securities and the Branch Acquisition bargain purchase gain, other operating income from core operations increased by $11.6 million, or 36%, to $43.7 million for the nine months ended September 30, 2015, compared to $32.1 million for the same period in the prior year. Deposit fees and service charges increased by $5.2 million, or 23%, to $27.4 million for the nine months ended September 30, 2015 compared to $22.2 million for the first nine months of the prior year, while revenues from mortgage banking operations increased by $6.0 million to $13.2 million, nearly double the amount recorded in the first nine months of the prior year.

Other Operating Expenses. Other operating expenses increased by $8.2 million, to $46.7 million for the quarter ended September 30, 2015, compared to $38.5 million for the quarter ended September 30, 2014, largely as a result of acquisition-related expenses and the costs associated with operating the ten Siuslaw Bank branches acquired in March 2015, as well as generally increased salary and employee benefit costs, payment and card processing expenses, and occupancy and equipment expenses, which were partially offset by an increase in the credit for capitalized loan origination costs. Acquisition-related costs for the quarter ended September 30, 2015, were $2.2 million, including $300,000 related to the Siuslaw acquisition and $1.9 million related to the AmericanWest acquisition, compared to a recovery of $494,000 in the same quarter one year ago. We anticipate incurring $20 million to $25 million in additional acquisition-related costs during the fourth quarter of 2015 and approximately $10 million to $15 million in acquisition-related costs during the first quarter of 2016 related to the AmercanWest acquisition due to data processing conversion expenses and the consolidation of branch offices.

Salary and employee benefits expense increased $4.1 million, or 18%, to $27.0 million for the quarter ended September 30, 2015, compared to $23.0 million for the quarter ended September 30, 2014, in part reflecting the incremental staffing associated with the Siuslaw acquisition. The increased expense also was the result of general salary and wage adjustments and increased incentive compensation accruals, health insurance and other benefit costs and mortgage banking commissions related to the ongoing operations of the rest of the Company.

Partially offsetting the increase in compensation, the credit for capitalized loan origination costs increased by $543,000 compared to the same quarter a year earlier reflecting increased loan production. Payment and card processing expenses increased $967,000, or 30%, compared to the same period one year earlier, reflecting increased transactions as a result of the significant growth in core deposit accounts. Advertising and marketing expenses decreased $495,000, or 20%, to $2.0 million for the quarter ended September 30, 2015, compared to $2.5 million for the quarter ended September 30, 2014, which was higher than normal as a result of increased direct mail and media advertising and expenditures for in-store promotional materials following the Branch Acquisition. Occupancy expense increased $651,000, or 11%, to $6.5 million for the quarter ended September 30, 2015, compared to $5.8 million for the quarter ended September 30, 2014, in large part reflecting the additional branch locations from the Siuslaw acquisition, but also as a result of increased depreciation expense related to computer hardware and software upgrades and building repair and maintenance expenses. Information and computer data services increased $88,000, or 4%. The net credit from REO operations was $2,000 for the quarter ended September 30, 2015 compared to a net credit of $190,000 for the quarter ended September 30, 2014. Professional services expense, excluding those that were acquisition-related, was $167,000, or 21%, higher than in the prior year.

Other operating expenses for the nine months ended September 30, 2015 increased $23.8 million, or 21%, to $136.3 million, compared to $112.5 million for the nine months ended September 30, 2014. Acquisition-related costs added $7.7 million to other operating expenses in the first nine months of this year, including $1.8 million related to the Siuslaw acquisition and $5.9 million related to the AmericanWest acquisition, compared to $1.5 million in the same period last year. Salary and employee benefits expense increased $11.6 million, or 17%, to $78.1 million for the nine months ended September 30, 2015 compared to $66.5 million for the nine months ended September 30, 2014, again reflecting the additional staffing associated with the acquired branches, including the six locations associated with the Branch Acquisition and the ten Siuslaw Bank branches, as well as salary and wage adjustments and mortgage commissions and other benefit costs. In addition, the credit for capitalized loan origination costs increased by $1.7 million compared to the same nine-month period a year earlier. Reflecting the significant growth in core deposits, expenses for payment and card processing increased by $2.5 million, or 29%, to $10.9 million for the nine months ended September 30, 2015, compared to $8.5 million for the same period in the prior year. Advertising and marketing increased $889,000, or 18%, to $5.8 million for the nine months ended September 30, 2015, compared to $4.9 million in the same period in the prior year. Occupancy and equipment expenses increased $1.8 million, or 10%, to $18.8 million for the nine months ended September 30, 2015, compared to $17.1 million in the same period last year primarily as a result of the additional branches. Information and computer data services expense for the nine months ended September 30, 2015 increased $760,000, or 13%, compared to the same period one year ago while business and use taxes increased $361,000, or 35%, over the same periods. REO operations for the nine months ended September 30, 2015 resulted in a net charge of $190,000, compared to a net credit of $260,000 for the same prior-year period, an increase of $450,000, and included $216,000 of valuation adjustments and $333,000 of net gains on the sale of properties. Partially offsetting those increases was a $411,000, or (14%), decrease in professional services, excluding those related to acquisitions, during the nine months ended September 30, 2015 compared to the same period last year.

Income Taxes. In the quarter ended September 30, 2015, we recognized $6.6 million in income tax expense for an effective tax rate of 33.9%, which reflects our normal statutory tax rate increased by the effect of certain non-deductible merger expenses and reduced by the effect of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and 7.4% Idaho income tax rates. For the quarter ended September 30, 2014, we recognized $7.3 million in income tax expense for an effective tax rate of 33.0%. For the nine months ended September 30, 2015, we recognized $19.4 million in income tax expense for an effective tax rate of 33.7%. For the nine months ended September 30, 2014, we recognized $21.2 million in income tax expense for an effective tax rate of 33.4%. For more discussion on our income taxes, please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Achieving and maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. As a result, our non-performing assets declined substantially in recent years, although our non-performing assets increased modestly during the most recent nine months as a result of $9.2 million ($x.x million net of purchase accounting discounts) of purchased credit-impaired loans and $2.5 million of real estate owned acquired in the Siuslaw acquisition. While these assets acquired in the merger transaction have been recorded at fair values, including appropriate present value discounting of expected cash flows which can be interpreted as converting the loans to performing status, we have chosen to include them in our non-performing asset totals and related credit metrics to present a more complete representation of our asset quality. In addition to the discounts associated with the loans acquired in business combinations, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates. While our non-performing assets and credit costs have been materially reduced compared to past periods, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-Performing Assets:  Non-performing assets increased to $30 million, or 0.56% of total assets, at September 30, 2015, from $20 million, or 0.43% of total assets, at December 31, 2014, and $24 million, or 0.50% of total assets, at September 30, 2014. Our allowance for loan losses was $77 million, or 1.77% of total loans and 329% of non-performing loans at September 30, 2015, compared to $76 million, or 1.98% of total loans and 454% of non-performing loans at December 31, 2014.  We believe our level of non-performing loans and assets, which increased modestly primarily as a result of the Siuslaw merger, is manageable and continue to believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion. The primary components of the $30 million in non-performing assets were $14 million in nonaccrual loans, $10 million in loans more than 90 days delinquent and still accruing interest, and $6 million in REO.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At September 30, 2015, we had $24 million of restructured loans currently performing under their restructured terms.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	September 30, 2015	December 31, 2014	September 30, 2014
Nonaccrual Loans: (1)(2)
Secured by real estate:
Commercial	$3,899	$1,132	$2,701
Multifamily	—	—	397
Construction and land	2,793	1,275	1,285
One- to four-family	4,934	8,834	8,615
Commercial business	980	537	1,037
Agricultural business, including secured by farmland	228	1,597	229
Consumer	789	1,187	1,138
	13,623	14,562	15,402
Loans more than 90 days delinquent, still on accrual:(3)
Secured by real estate:
Commercial	1,808	—	993
Multifamily	556	—	—
Construction and land	5,792	—	—
One- to four-family	1,285	2,095	2,777
Commercial business	5	—	301
Consumer	461	79	306
	9,907	2,174	4,377
Total non-performing loans	23,530	16,736	19,779
REO, net (4)	6,363	3,352	3,928
Other repossessed assets held for sale	—	76	69
Total non-performing assets	$29,893	$20,164	$23,776

Total non-performing loans to loans before allowance for loan losses	0.54%	0.44%	0.52%
Total non-performing loans to total assets	0.44%	0.35%	0.42%
Total non-performing assets to total assets	0.56%	0.43%	0.50%

Restructured loans (5)	$23,981	$29,154	$30,387

Loans 30-89 days past due and on accrual	$4,152	$8,387	$6,925

(1)	Includes $2.1 million of nonaccrual restructured loans at September 30, 2015.

(2)	For the nine months ended September 30, 2015, $742,000 in interest income would have been recorded had nonaccrual loans been current.

(3)	Includes purchased credit-impaired loans.

(4)
Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the estimated fair value of the property, less expected selling costs. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs.

(5)	These loans are performing under their restructured terms.

The following table sets forth the Company’s non-performing assets by geographic concentration at September 30, 2015 (dollars in thousands):

	Washington	Oregon	Idaho	Total
Secured by real estate:
Commercial	$1,374	$4,307	$26	$5,707
Multifamily	—	556	—	556
Construction and land
One- to four-family construction	—	1,175	—	1,175
Residential land acquisition & development	—	750	—	750
Residential land improved lots	—	493	—	493
Commercial land improved	—	4,618	—	4,618
Commercial land unimproved	—	1,549	—	1,549
Total construction and land	—	8,585	—	8,585
One- to four-family	5,356	480	383	6,219
Commercial business	133	784	68	985
Agricultural business, including secured by farmland	90	138	—	228
Consumer	686	489	75	1,250
Total non-performing loans	7,639	15,339	552	23,530
REO	2,176	4,187	—	6,363
Other repossessed assets	—	—	—	—
Total non-performing assets	$9,815	$19,526	$552	$29,893
Percent of non-performing assets	33%	65%	2%	100%

In addition to the non-performing loans as of September 30, 2015, we had other classified loans with an aggregate outstanding balance of $34 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

Within our non-performing loans, we have five lending relationships with aggregate loan exposure in excess of $1.0 million that collectively comprise $11.2 million, or 47.7% of our total non-performing loans as of September 30, 2015. At that date, the single largest non-performing lending relationship consisted of one loan that totaled $3.6 million secured by four commercial lots in Lane Country, Oregon. The second largest non-performing lending relationship consisted of two loans that totaled $3.2 million secured by an industrial building and inventory in Lane and Linn Counties of Oregon. The third largest non-performing lending relationship consisted of one loan that totaled $1.8 million secured by golf course property, business assets and fixtures in Lane County, Oregon. The fourth largest non-performing lending relationship consisted of one loan that totaled $1.5 million secured by 364 acres of agricultural property in the Columbia Basin, Washington. The fifth largest non-performing lending relationship consisted of one loan that totaled $1.1 million secured by a 17-acre parcel in Lane County, Oregon. The remaining balance of non-performing loans consists of 92 lending relationships with borrowers located throughout our market areas.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the quarter ended September 30, 2015, we had $34,000 of impairment charges, compared to the quarter ended September 30, 2014 in which we recognized no impairment charges related to these types of assets. For the nine months ended September 30, 2015 and 2014, we recognized $216,000 and $37,000, respectively, of these impairment charges.

At September 30, 2015, we had $6.4 million of REO, the most significant components of which are a commercial office building with two parcels of land in Lane County, Oregon with a book value of $871,000; a single family residence in Lane County, Oregon with a book value of $680,000; a single family residence in the Spokane, Washington area with a book value of $535,000; and one parcel of commercial mixed-use land in Lane County, Oregon with a book value of $523,000. All other REO holdings have individual book values of less than $500,000. The geographical distribution of our REO is approximately $2.8 million in Lane County, Oregon, or 44% of total REO; $1.4 million in the greater Portland, Oregon area, or 22% of total REO, and $1.2 million in the Greater Seattle Puget Sound area, or 19% of total REO. All other areas of Washington, Oregon and Idaho had a combined book value of $999,000, or 15% of total REO.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the nine months ended September 30, 2015 and 2014, our loan originations exceeded our loan repayments by $534 million and $414 million, respectively. During those periods we purchased loans of $243 million and $152 million, respectively.  During the nine months ended September 30, 2015 and 2014, we sold $492 million and $267 million, respectively, of loans.  Securities purchased during the nine months ended September 30, 2015 and 2014 totaled $111 million and $86 million, respectively, and securities repayments, maturities and sales were $118 million and $108 million, respectively.

Our primary financing activity is gathering deposits. Deposits increased by $489 million during the first nine months of 2015. The Siuslaw acquisition contributed $336 million to the increase in deposits as of September 30, 2015, including $144 million in non-interest bearing deposits, $169 million in interest-bearing transaction and savings accounts, and $23 million in certificates of deposit. Certificates of deposits are generally more vulnerable to competition and price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2015, certificates of deposit amounted to $731 million, or 17% of our total deposits, including $556 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) decreased $16 million from December 31, 2014 to $16 million at September 30, 2015, and increased $16 million from September 30, 2014, as we used our excess liquidity to repay maturing FHLB advances and increased deposits were available to fund lending needs. As of September 30, 2015, FHLB advances consisted $16 million in short-term borrowings and one long-term borrowing of $235,000 tied to a specific loan customer's outstanding loan balance. Other borrowings increased $11 million from December 31, 2014 to $88 million at September 30, 2015 and increased $20 million from one year ago. The increase in other borrowings in the nine months ended September 30, 2015 was due to an increase of retail repurchase agreements.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2015 and 2014, we used our sources of funds primarily to fund loan commitments, purchase securities, and pay maturing savings certificates and deposit withdrawals. At September 30, 2015, we had outstanding loan commitments totaling $1.594 billion, including undisbursed loans in process and unused credit lines totaling $1.524 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at September 30, 2015 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $1.1 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $27 million.  Advances under these credit facilities (excluding fair value adjustments) totaled 16.4 million at September 30, 2015. In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $710 million as of September 30, 2015, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at September 30, 2015 or December 31, 2014.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At September 30, 2015, the Company on an unconsolidated basis had liquid assets of $62.6 million. On October 1, 2015, Banner Corporation completed the acquisition of Starbuck and its subsidiary AmericanWest. The purchase consideration for that transaction included $130 million in cash and 13.23 million shares of Banner Corporation voting and non-voting common stock. Concurrent with the acquisition and with regulatory approval, Banner Corporation received a cash dividend from Banner Bank in an amount sufficient to close the transaction. In addition to cash on hand, Banner Bank utilized short-term borrowings from the FHLB to fund the dividend. We expect to repay those short-term borrowings using cash and the sale of securities acquired in the AmericanWest merger and through cash flow from continuing operations, all in the normal course of business.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards, including the newly implemented Basel III and Dodd Frank standards.  During the nine months ended September 30, 2015, total stockholders' equity increased $88 million, or 15%, to $671 million.  Total equity at September 30, 2015 is entirely attributable to common stock and retained earnings.  At September 30, 2015, tangible common stockholders’ equity, which excludes other goodwill and other intangible assets, was $645 million, or 12.20% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common stockholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  At September 30, 2015, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in the 2014 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2015, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$791,763	15.68%	$403,932	8.00%	$504,915	10.00%
Tier 1 capital to risk-weighted assets	728,459	14.43	302,949	6.00	403,932	8.00
Tier 1 leverage capital to average assets	728,459	13.85	210,376	4.00	262,970	5.00
Common equity tier 1 capital	647,505	12.82	227,212	4.50	328,195	6.50
Banner Bank
Total capital to risk-weighted assets	693,968	14.24	389,903	8.00	487,379	10.00
Tier 1 capital to risk-weighted assets	632,854	12.98	292,427	6.00	389,903	8.00
Tier 1 leverage capital to average assets	632,854	12.67	199,804	4.00	249,754	5.00
Common equity tier 1 capital	632,854	12.98	219,320	4.50	316,796	6.50
Islanders Bank
Total capital to risk-weighted assets	38,031	19.94	15,260	8.00	19,075	10.00
Tier 1 capital to risk-weighted assets	35,754	18.74	11,445	6.00	15,260	8.00
Tier 1 leverage capital to average assets	35,754	13.20	10,833	4.00	13,541	5.00
Common equity tier 1 capital	35,754	18.74	8,584	4.50	12,399	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of September 30, 2015, our loans with interest rate floors totaled approximately $1.8 billion and had a weighted average floor rate of 4.75%. An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits. By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid. As a result, a prolonged period of very low interest rates will likely result in further compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth, as of September 30, 2015, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$2,919	1.4%	$22,456	5.50%	$(20,130)	(2.3)%
+300	1,618	0.8	16,226	4.00	(7,271)	(0.8)
+200	327	0.2	10,012	2.50	1,489	0.2
+100	(405)	(0.2)	4,487	1.10	6,857	0.8
0	—	—	—	—	—	—
-25	123	0.1	(1,316)	(0.30)	(15,214)	(1.8)
-50	18	—	(2,761)	(0.70)	(46,225)	(5.4)

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero. The current federal funds rate is 0.25%.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2015 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2015, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $821 million, representing a one-year cumulative gap to total assets ratio of 15.46%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2015 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$265,784	$13,733	$29,490	$2,689	$237	$29	$311,962
Fixed-rate mortgage loans	146,041	95,647	249,629	135,474	187,490	87,010	901,291
Adjustable-rate mortgage loans	581,730	194,485	631,997	332,947	72,099	144	1,813,402
Fixed-rate mortgage-backed securities	62,697	57,655	139,370	28,153	13,708	15,132	316,715
Adjustable-rate mortgage-backed securities	1,943	—	—	—	—	—	1,943
Fixed-rate commercial/agricultural loans	58,418	47,860	109,954	42,041	20,048	3,821	282,142
Adjustable-rate commercial/agricultural loans	627,923	13,782	40,375	24,914	3,085	49	710,128
Consumer and other loans	212,999	37,915	72,409	21,712	16,252	1,739	363,026
Investment securities and interest-earning deposits	106,580	12,852	36,856	95,952	50,528	16,545	319,313
Total rate sensitive assets	2,064,115	473,929	1,310,080	683,882	363,447	124,469	5,019,922
Interest-bearing liabilities: (2)
Regular savings	154,527	154,527	360,562	360,562	—	—	1,030,178
Interest checking accounts	90,243	69,227	161,530	161,530	—	—	482,530
Money market deposit accounts	291,385	174,831	116,554	—	—	—	582,770
Certificates of deposit	335,731	210,229	132,397	48,777	3,497	29	730,660
FHLB advances	16,200	—	—	—	—	—	16,200
Other borrowings	—	—	—	—	—	—	—
Junior subordinated debentures	131,964	—	—	—	—	—	131,964
Retail repurchase agreements	88,083	—	—	—	—	—	88,083
Total rate sensitive liabilities	1,108,133	608,814	771,043	570,869	3,497	29	3,062,385
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$955,982	$(134,885)	$539,037	$113,013	$359,950	$124,440	$1,957,537
Cumulative excess (deficiency) of interest-sensitive assets	$955,982	$821,097	$1,360,134	$1,473,147	$1,833,097	$1,957,537	$1,957,537
Cumulative ratio of interest-earning assets to interest-bearing liabilities	186.27%	147.82%	154.67%	148.16%	159.86%	163.92%	163.92%
Interest sensitivity gap to total assets	18.00%	(2.54)%	10.15%	2.13%	6.78%	2.34%	36.85%
Ratio of cumulative gap to total assets	18.00%	15.46%	25.60%	27.73%	34.51%	36.85%	36.85%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(340) million, or (6.39)% of total assets at September 30, 2015.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

In the normal course of business, we have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which we hold a security interest, although we also periodically are subject to claims related to employment matters.  We are not a party to any pending legal proceedings that management believes would have a material adverse effect on our financial condition or operations.

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-26584) or otherwise previously disclosed in our Form 10-Q reports filed subsequently.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2015:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
July 1, 2015 - July 31, 2015	6,116	$47.71	n/a	1,044,922
August 1, 2015 - August 31, 2015	—	—	n/a	1,044,922
September 1, 2015 - September 30, 2015	98	45.98	n/a	1,044,922
Total for quarter	6,214	47.68	n/a	1,044,922

The 6,214 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

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

2.1{c}
Amendment No. 2, dated July 13, 2015, to that certain Agreement and Plan of Merger, dated as of November 5, 2014, by and among SKBHC Holdings LLC, Starbuck Bancshares, Inc., Banner Corporation, and Elements Merger Sub, LLC.

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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 6, 2015	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 6, 2015	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)