Form 10-K
period 2015-12-31
BANNER CORP
filed 2016-02-29
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________to__________
 Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ____ No X

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2015, was:
Common Stock – $979,733,679
 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
 The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2016:
Common Stock, $.01 par value – 32,817,789 shares
Non-voting Common Stock, $.01 par value – 1,424,466 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 26, 2016 are incorporated by reference into Part III.

BANNER CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected revenues, cost savings, synergies and other benefits from the merger of Banner Bank and Siuslaw Bank and of the merger of Banner Bank and AmericanWest Bank (AmericanWest) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customers, systems and employee retention, might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in economic conditions in general and in Washington, Idaho, Oregon, Utah and California in particular; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute an informal or formal enforcement action against us or any of our bank subsidiaries which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans and securities on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; future goodwill impairment due to changes in our business, changes in market conditions, or other factors; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock, non-voting common stock and any preferred stock, and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission, including this report on Form 10-K.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

PART 1

Item 1 – Business	General

Banner Corporation (the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2015, its 199 branch offices and nine loan production offices located in Washington, Oregon, California, Utah and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the the Federal Reserve Board.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington DFI and the FDIC.  As of December 31, 2015, we had total consolidated assets of $9.80 billion, net loans of $7.24 billion, total deposits of $8.06 billion and total shareholders’ equity of $1.30 billion. Our voting common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located primarily in the San Juan Islands.  The Banks' primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in portions of Washington, Oregon, California, Utah and Idaho.  Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family and multi-family residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family residential loans and consumer loans.

Since becoming a public company in 1995, we have invested significantly in expanding our branch and distribution systems with a primary emphasis on strengthening our market presence in our five primary markets in the Northwest.  Those markets include the four largest metropolitan areas in the Northwest: the Puget Sound region of Washington and the greater Portland, Oregon, Boise, Idaho, and Spokane, Washington markets, as well as our historical base in the vibrant agricultural communities in the Columbia Basin region of Washington and Oregon.  Our aggressive franchise expansion during this period included the acquisition and consolidation of ten commercial banks, as well as the opening of 28 new branches, the acquisition of seven branches and relocating 12 others. More recently, our acquisition activity, which included two whole bank transactions in 2015 and the purchase of six branches in 2014, has expanded our geographic focus to include additional markets in southwest Oregon, as well as select markets in California and Utah and more than doubled the size of the Company. The acquisition of Starbuck Bancshares, Inc. (Starbuck), the holding company for AmericanWest, which closed on October 1, 2015, with 98 branches and approximately $4.46 billion in assets, added scale to our operations, strengthened our Northwest presence and provided entry into attractive markets in California and Utah. Prior to that, the acquisition of Siuslaw Financial Group (Siuslaw), holding company of Siuslaw Bank, which closed on March 6, 2015, with ten branches and approximately $369.8 million in assets, added further market penetration in western Oregon, including the Eugene market. Both the Starbuck and Siuslaw acquisitions complemented our June 2014 purchase of six branches on the southern Oregon coast (Branch purchase), together giving us meaningful market share in the southwest Oregon market area and have had a significant impact on the operating results of Banner. For additional details regarding these acquisitions and merger related expenses, see Note 3, Business Combinations, of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

In addition to the acquisitions, branch openings and relocations, since changing our name in 2001, we also have invested heavily in marketing campaigns designed to significantly increase the brand awareness for Banner Bank as well as expanded product offerings.  These investments, which have been significant elements in our strategies to grow loans, deposits and customer relationships, have increased our presence within desirable marketplaces and allow us to better serve existing and future customers.  This emphasis on growth and development resulted in an elevated level of non-interest expense during much of this period; however, we believe the expanded branch network, broader product line and heightened brand awareness have created a franchise that is well positioned and is allowing us to successfully execute on our super community bank model.  That strategy is focused on delivering customers, including middle market and small businesses, business owners, their families and employees, a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal, responsiveness, and superior service level of a community bank.

Banner Corporation's successful execution on its super community bank model and its strategic initiatives, have delivered solid profitability and growth. We have made substantial progress on our goals to achieve and maintain the Company's moderate risk profile as well as to develop and continue strong earnings momentum. Highlights of this success have included substantial improvement in our asset quality, outstanding client acquisition and account growth, significantly increased non-interest-bearing deposit balances and strong revenue generation from core operations.

Like most financial institutions, our operating results in recent years have been meaningfully impacted by the exceptionally low interest rate environment and our future operating results and financial performance will be significantly affected by the course of economic activity. However, over the past five years we have substantially added to our client relationships and account base, as well as significantly improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in stronger and sustainable revenues and low credit costs, and which we believe has positioned the Company well to meet a challenging economic environment with continued success.

As a result of elevated expenses related to the acquisition of Starbuck and Siuslaw, for the year ended December 31, 2015, our net income decreased to $45.2 million, or $1.89 earnings per diluted share, compared to $54.1 million, or $2.79 earnings per diluted share, for the prior year. Our results for both years were significantly impacted by merger and acquisition activity and the related expenses. Acquisition-related expenses were $26.1 million, or $0.76 per diluted share net of tax benefit, in 2015 compared to $4.3 million, or $0.17 per diluted share net of tax benefit, in 2014. Results for 2014 also included a $9.1 million bargain purchase gain related to the Branch purchase, which net of taxes contributed $0.30 to diluted net income per share.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank of Des Moines (FHLB) advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased 35% to $242.3 million for the year ended December 31, 2015, compared to $179.9 million for the year ended December 31, 2014.

Our net income also is affected by the level of our non-interest income, including deposit fees and service charges, results of mortgage banking operations, which includes loan origination and servicing fees and gains and losses on the sale of loans, and gains and losses on the sale of securities, as well as our non-interest expenses, provisions for loan losses and income tax provisions. In addition, net income is affected by the net change in the value of certain financial instruments carried at fair value.

Our total revenues (net interest income before the provision for loan losses plus non-interest income) for 2015 increased to $304.6 million, compared to $234.9 million for 2014. Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $62.3 million for the year ended December 31, 2015, compared to $55.0 million for the year ended December 31, 2014.

As a result of adequate reserves already in place as well as low levels of non-performing loans and net recoveries in both years, we did not record a provision for loan losses in the years ended December 31, 2015 or 2014. Reflecting our continued focused efforts, non-performing loans decreased by 9% to $15.2 million at December 31, 2015, compared to $16.7 million a year earlier. Our allowance for loan losses at December 31, 2015 was $78.0 million, representing 512% of non-performing loans. (See Note 5, Loans Receivable and the Allowance for Loan Losses, of the Notes to the Consolidated Financial Statements as well as “Asset Quality” below.)

Our non-interest expense increased to $236.6 million for the year ended December 31, 2015, compared to $153.7 million for the year ended December 31, 2014. The year-over-year increase in non-interest expense was largely attributable to acquisition-related expenses and incremental costs associated with operating the 98 branches acquired in the AmericanWest acquisition on October 1, 2015 and the ten Siuslaw Bank branches acquired in March 2015, as well as a full year's expense related to the Branch purchase and generally increased compensation, occupancy and payment and card processing services reflecting increased transaction volume.

Recent Developments and Significant Events

Acquisition of AmericanWest Bank

As of the close of business on October 1, 2015, the Company completed its acquisition of Starbuck and its subsidiary, AmericanWest, a Washington state chartered commercial bank headquartered in Spokane, Washington with 98 branches serving markets in Washington, Oregon, Idaho, California and Utah.  On that date Starbuck merged with and into Banner and AmericanWest merged with and into Banner Bank. The merged banks are operating as Banner Bank.  Pursuant to the previously announced terms of the merger, the equityholders of Starbuck received an aggregate of $130.0 million in cash and 13.2 million shares of Banner common stock and non-voting common stock. At the time of closing, Starbuck had $4.46 billion in assets, $3.00 billion in loans and $3.64 billion in deposits.

Acquisition of Siuslaw Financial Group, Inc.

On March 6, 2015, the Company completed its acquisition of Siuslaw, the holding company of Siuslaw Bank, an Oregon state charted commercial bank. Siuslaw shareholders received consideration of $1.416 in cash plus 0.322 of a share of Banner common stock in exchange for each share of Siuslaw common stock, which reflects a payment of approximately 90% stock and 10% cash. Upon closing of the transaction Siuslaw was merged into Banner and Siuslaw Bank was merged into Banner Bank. At the time of closing, Siuslaw had $369.8 million in assets, $247.1 million in loans and $316.4 million in deposits.

Acquisition of Six Sterling Savings Bank Branches

Effective as of the close of business on June 20, 2014, Banner Bank completed the purchase of the six branches in Oregon from Umpqua Bank, successor to Sterling Savings Bank. In the aggregate, Banner Bank acquired $212.1 million in deposit accounts, $87.9 million in loans, and $3.1 million in branch properties. Banner Bank also received $127.6 million in cash from the transaction.

Lending Activities

General: All of our lending activities are conducted through Banner Bank, its subsidiary, Community Financial Corporation, a residential construction lender located in Portland, Oregon, and Islanders Bank. We offer a wide range of loan products to meet the demands of our customers and our loan portfolio is very diversified by product type, borrower and geographic location within our market area. We originate loans for our own loan portfolio and for sale in the secondary market. Management’s strategy has been to maintain a well diversified portfolio with a significant percentage of assets in the loan portfolio having more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, we offer a variety of floating or adjustable interest rate products that correlate more closely with our cost of interest bearing funds, particularly loans for commercial business and real estate, agricultural business, and construction and development purposes. However, in response to customer demand, we continue to originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 2015, our net loan portfolio totaled $7.24 billion compared to $3.76 billion at December 31, 2014. The AmericanWest acquisition accounted for $2.82 billion of the year-end loan portfolio and the Siuslaw Bank acquisition accounted for $227.1 million of the year-end loan portfolio, while organic loan growth accounted for $441.4 million of the increase from the prior year.

Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans include owner-occupied, investment properties, multifamily residential real estate and construction and development loans for these types of properties. Although our level of activity and investment in commercial and multifamily real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods resulting in growth in these loan balances. In addition, the AmericanWest and Siuslaw Bank acquisitions substantially increased the balances of our commercial and multi-family real estate loans. Commercial real estate loans increased by $1.77 billion and multifamily loans increased by $309.1 million during the year ended December 31, 2015. We also originate residential construction, land and land development loans and, although our portfolio balances are well below the peak levels before the recent recession, since 2011 we have experienced increased demand for one- to four-family construction loans. While our origination of construction and development loans has been significant during this period, balances in this portion of the portfolio have only increased modestly in recent periods as brisk sales of new homes have produced rapid turnover through repayments. Our commercial business lending is directed toward meeting the credit and related deposit and treasury management needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. In recent years, our commercial business lending has also included participation in certain national syndicated loans. Reflecting the expanding Northwest economy, demand for these types of commercial business loans has strengthened and our production levels have increased in recent periods. Largely as a result of the AmericanWest acquisition, commercial and agricultural business loans increased by $622.0 million during the year ended December 31, 2015.

Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. However, most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. As a result, excluding loans acquired through the acquisitions, growth in this portion of our portfolio has been modest. At December 31, 2015, our outstanding balance for residential mortgages was $952.6 million, an increase of $415.5 million compared to a year earlier largely as a result of the acquisitions.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. We have increased our emphasis on consumer lending in recent years, and while demand for consumer loans has been modest during most of this period as we believe many consumers have been focused on reducing their personal debt, we had meaningful growth from originations in 2014 and 2015, primarily related to increased home equity lines of credit. More recently, the AmericanWest acquisition nearly doubled the size of the consumer loan portfolio, although it remains a relatively small portion of the total loan portfolio. At December 31, 2015, consumer loans, including consumer loans secured by one- to four-family residences, increased to $636.9 million, an increase of $287.7 million compared to a year earlier largely as a result of the acquisitions of AmericanWest and Siuslaw Bank.

For additional information concerning our loan portfolio, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2015 and 2014—Loans and Lending” including Tables 3 and 4, which sets forth the composition and geographic concentration of our loan portfolio, and Tables 5 and 6, which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the markets we serve.  Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis. In recent years, we have generally sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market. At December 31, 2015, $952.6 million, or 13% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

We offer fixed- and adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions, primarily with the intent of selling these loans into the secondary market.  Fixed-rate loans generally are offered on a fully amortizing basis for terms ranging from 10 to 30 years at interest rates and fees that reflect current secondary market pricing.  Most ARM products offered adjust annually after an initial period ranging from one to five years, subject to a limitation on the annual adjustment and a lifetime rate cap.  For a small portion of the portfolio, where the initial period exceeds one year, the first interest rate change may exceed the annual limitation on subsequent adjustments.  Our ARM products most frequently adjust based upon the average yield on Treasury securities adjusted to a constant maturity of one year or certain London Interbank Offered Rate (LIBOR) indices plus a margin or spread above the index.  ARM loans held in our portfolio may allow for interest-only payments for an initial period up to five years but do not provide for negative amortization of principal and carry no prepayment restrictions.  The retention of ARM loans in our loan portfolio can help reduce our exposure to changes in interest rates.  However, borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  In recent years, borrower demand for ARM loans has been limited and we have chosen not to aggressively pursue ARM loans by offering minimally profitable, deeply discounted teaser rates or option-payment ARM products.  As a result, ARM loans have represented only a small portion of our loans originated during recent periods.

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

Construction and Land Lending:  Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers. We also make construction loans to qualified owner occupants, which upon completion of the construction phase convert to long-term amortizing one-to-four family residential loans that are eligible for sale in the secondary market. We regularly monitor our construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change. Beginning in 2011, in response to improvement in certain sub-markets, our residential construction and land and land development lending has been increasing and has made a meaningful contribution to our net interest income and profitability.  To a lesser extent, we also originate construction loans for commercial and multifamily real estate.  Although well diversified with respect to sub-markets, price ranges and borrowers, our construction, land and land development loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area. At December 31, 2015, construction, land and land development loans totaled $574.4 million, or 8% of total loans; the balance was primarily comprised of one- to four-family construction and residential land or land development loans, and to a lesser extent commercial and multifamily real estate construction loans and commercial land or land development loans.

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

Construction loans made by us include those with a sales contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period.  We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations.  The maximum number of speculative loans (loans that are not pre-sold) approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product and the ratio of sold to unsold inventory the builder maintains.  We have attempted to diversify the risk associated with speculative construction lending by doing business with a large number of small and mid-sized builders spread over a relatively large geographic region with numerous sub-markets within our service area.

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

On a more limited basis, we also make land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land.  In making land loans, we follow underwriting policies and disbursement and monitoring procedures similar to those for construction loans.  The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released from the lien of the mortgage.

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate including, as noted above, loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor properties.  At December 31, 2015, our loan portfolio included $1.77 billion in non-owner-occupied commercial real estate loans, $1.33 billion in owner-occupied commercial real estate loans and $473.0 million in multifamily loans which in aggregate comprised 49% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, potentially riskier than one- to four-family residential mortgage loans.  Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  In addition, many of our commercial and multifamily real estate loans often are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrowers’ willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  A significant portion of our multifamily and commercial real estate loans are linked to various FHLB advance rates, certain prime rates or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2015, the average size of our commercial real estate loans was $632,000 and the largest commercial real estate loan in our portfolio was approximately $19.3 million.

Commercial Business Lending:  We are active in small- to medium-sized business lending and are engaged in agricultural lending primarily by providing crop production loans.  Our commercial bankers are focused on local markets and devote a great deal of effort to developing customer relationships and providing these types of borrowers with a full array of products and services delivered in a thorough and responsive manner.  While also strengthening our commitment to small business lending, our experienced commercial bankers and and senior credit staff focus on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. In addition to providing earning assets, commercial business lending has helped us increase our deposit base. In recent years, our commercial business lending has included modest participation in certain national syndicated loans, including shared national credits. We also originate smaller balance business loans principally through our retail branch network, using our Quick Step business loan program, which is closely aligned with our consumer lending operations and relies on centralized underwriting procedures. Quick Step business loans and lines of credit are available from $5,000 to $500,000 and owner-occupied real estate loans are available up to $1.0 million.

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

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to various prime rate or LIBOR indices.  At December 31, 2015, commercial business loans totaled $1.21 billion, or 17% of our total loans, including $123.7 million of shared national credits.

Agricultural Lending:  Agriculture is a major industry in several of our markets.  We make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2015, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $376.5 million, or 5% of our loan portfolio.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, boat and recreational vehicle loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received consistent emphasis in recent years.  Part of this emphasis includes a Banner Bank-owned credit card program.  Similar to other consumer loan programs, we focus this credit card program on our existing customer base to add to the depth of our customer relationships.  In addition to earning balances, credit card accounts produce non-interest revenues through interchange fees and other activity-based revenues. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2015, we had $636.9 million, or 9% of our loan portfolio, in consumer related loans, including $478.4 million, or 7% of our loan portfolio, in consumer loans secured by one- to four-family residences.

Similar to commercial business loans, our consumer loans often entail greater risk than first-lien residential mortgage loans. Home equity lines of credit generally entail greater risk than do one- to four-family residential mortgage loans where we are in the first lien position. For those home equity lines secured by a second mortgage, it is less likely that we will be successful in recovering all of our loan proceeds in the event of default. Our foreclosure on these loans requires that the value of the property be sufficient to cover the repayment of the first mortgage loan, as well as the costs associated with foreclosure. In the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these consumer loans.  Loans that we purchased, or indirectly originated, may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as us, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral.

Loan Solicitation and Processing:  We originate real estate loans in our market areas by direct solicitation of real estate brokers, builders, developers, depositors, walk-in customers and visitors to our Internet website.  One- to four-family residential loan applications are taken by our mortgage loan officers or through our Internet website and are processed in branch or regional locations.  In addition, we have specialized origination units, focused on construction and land development, commercial real estate and multifamily loans. Most underwriting and loan administration functions for our real estate loans are performed by loan personnel at central locations.

In addition to commercial real estate loans, our commercial bankers solicit commercial and agricultural business loans through call programs focused on local businesses and farmers.  While commercial bankers are delegated reasonable commitment authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of Banner Bank and Islanders Bank.

We originate consumer loans and small business (including Quick Step) commercial business loans through various marketing efforts directed primarily toward our existing deposit and loan customers.  Consumer loans and Quick Step commercial business loan applications are primarily underwritten and documented by centralized administrative personnel.

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  For the years ended December 31, 2015 and 2014, we originated loans, net of repayments, including our participation in syndicated loans and loans held for sale of $741.7 million and $506.0 million, respectively. The increase in originations net of repayments for 2015 compared with 2014 largely reflects increased production capacity, including production from the former AmericanWest and Siuslaw Bank lending teams, with both periods being effected by high levels of repayments.

We sell many of our newly originated one- to four-family residential mortgage loans to secondary market purchasers as part of our interest rate risk management strategy.  In addition, beginning in 2015, in conjunction with the acquisition of AmericanWest, we began to sell many of our newly originated multifamily loans to the secondary market purchasers. Originations of loans for sale increased to $709.0 million for the year ended December 31, 2015 from $361.9 million during 2014, reflecting low interest rates, strong housing markets and our increased production capacity, including $41.2 million of multifamily held for sale loan production subsequent to the acquisition of AmericanWest.  Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  During the year ended December 31, 2015, we sold $677.2 million of loans held for sale compared to $367.9 million for the year ended December 31, 2014. The held for sale loans sold in 2015 were primarily one- to four-family loans, although $66.8 million of multifamily loans held for sale were sold in the fourth quarter of 2015. In 2014 all held for sale loans sold were one- to four-family loans. In addition, during the fourth quarter of 2015, we sold $85.1 million of portfolio multifamily loans acquired through the merger with AmericanWest. We sell loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse. The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  See “Loan Servicing.”

We periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities.  Any such purchases or loan participations are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.  During the years ended December 31, 2015 and 2014, we purchased $323.5 million and $194.4 million, respectively, of loans and loan participation interests.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2015, we were servicing $2.33 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  At December 31, 2015, our MSRs were carried at a value of $13.3 million, net of amortization. For additional information see Note 17, Goodwill, Other Intangible Assets and Mortgage Servicing Rights, of the Notes to the Consolidated Financial Statements.

Asset Quality

Classified Assets:  State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.  For additional information regarding asset quality and non-performing loans, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2015 and 2014—Asset Quality,” and Table 11 contained therein.

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with U.S. generally accepted accounting principles (GAAP) guidelines.  We increase our allowance for loan losses by charging provisions for possible loan losses against our income.  The allowance for losses on loans is maintained at a level which, in management’s judgment, is sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  For additional information concerning our allowance for loan losses, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014—Provision and Allowance for Loan Losses,” and Tables 14 and 15 contained therein.

Real Estate Owned:  Real estate owned (REO) is property acquired by foreclosure or receiving a deed in lieu of foreclosure, and is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property are capitalized to the extent they add value to the property.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are credited or charged to operations in the period in which they are realized.  The amounts we will ultimately recover from REO may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in our strategies for recovering the

investment.   For additional information on REO, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2015 and 2014—Asset Quality” and Table 11 contained therein and Note 6, Real Estate Owned, Held for Sale, Net, of the Notes to the Consolidated Financial Statements.

Investment Activities

Investment Securities

Under Washington state law, banks are permitted to invest in various types of marketable securities.  Authorized securities include but are not limited to Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed and asset-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions.  Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk.  Our policies generally limit investments to U.S. Government and agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, corporate debt obligations and mortgage-backed securities.  Investment in mortgage-backed securities may include those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and investment grade privately-issued mortgage-backed securities, as well as collateralized mortgage obligations (CMOs).  All of our investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment’s earnings performance and/or market value.

At December 31, 2015, our consolidated investment portfolio totaled $1.39 billion and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and asset-backed securities.  From time to time, investment levels may be increased or decrease in order to manage balance sheet liquidity, interest rate risk, market risk and provide appropriate risk adjusted returns. The acquisition of AmericanWest significantly added to the size of our investment portfolio, in particular our residential mortgage-backed securities and municipal bonds, although certain securities acquired in that transaction were sold prior to year-end, as we intentionally reduced total assets below $10.0 billion by December 31, 2015 to avoid the additional regulatory consequences associated with exceeding that asset size. For additional information regarding these regulatory consequences, see Item 1A, Risk Factors, "We may be subject to additional regulatory scrutiny if and when Banner or Banner Bank's total assets exceed $10.0 billion."

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2015 and 2014—Investments,” and Tables 1 and 2 contained therein.

Derivatives
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
Derivatives Not Designated in Hedge Relationships
Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan customers, in which, we provide the client with a variable rate loan and enter into an interest rate swap in which the client receives a fixed rate payment in exchange for a variable rate payment. We offset our risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. Banner Bank also has a few interest rate swaps from a prior interest rate swap program that were also not designated in hedge relationships. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.
Mortgage Banking: In the normal course of business, we sell originated one- to four-family residential mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, we have exposure to movements in interest rates associated with written rate lock commitments with potential borrowers to originate loans that are intended to be sold and for closed loans that are awaiting sale and delivery into the secondary market.
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
Mortgage loans which are held for sale are subject to changes in fair value due to fluctuations in interest rates from the loan's closing date through the date of sale of the loans into the secondary market. Typically, the fair value of these loans declines when interest rates increase and rises when interest rates decrease. To mitigate this risk, we enter into forward sales contracts on a significant portion of these loans to provide an economic hedge against those changes in fair value. The hedges associated with mortgage loans held for sale and the forward sales contracts are recorded at fair value with ineffective changes in value recorded in current earnings as loan sales income.
We are exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and we do not expect the counterparties to fail their obligations.
In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, we could be required to settle our obligations under certain of these agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If we had breached any of these provisions at December 31, 2015 or 2014, we could have been required to settle our obligations under the agreements at the termination value. We generally post collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities.
Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow us to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

Deposit Activities and Other Sources of Funds

General:  Deposits, FHLB advances (or other borrowings) and loan repayments are our major sources of funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced by general economic, interest rate and money market conditions and may vary significantly.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.  Borrowings may also be used on a longer-term basis to fund loans and investments, as well as to manage interest rate risk.

We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and non-bank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our branch expansion, relocations and renovation and advertising and marketing campaigns has been directed toward attracting additional deposit customer relationships and balances.  In addition, our electronic banking activities including debit card and automated teller machine (ATM) programs, on-line Internet banking services and, most recently, customer remote deposit and mobile banking capabilities are all directed at providing products and services that enhance customer relationships and result in growing deposit balances as well as fee income.  Growing core deposits (transaction and savings accounts) is a fundamental element of our business strategy. Core deposits increased to 83% of total deposits at December 31, 2015 compared to 80% a year earlier and 76% two years ago.

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, interest-bearing checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns.  At December 31, 2015, we had $8.06 billion of deposits.  In addition to our organic growth in deposits, the acquisitions of AmericanWest and Siuslaw Bank resulted in a $3.82 billion increase in deposits, including $1.09 billion in non-interest bearing deposits, $2.11 billion in interest-bearing transaction and savings accounts, and $620.8 million in certificates of deposit as of December 31, 2015. For additional information concerning our deposit accounts, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2015 and 2014—Deposit Accounts,”  including Table 7 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 8, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2015.  In addition, see Note 8, Deposits of the Notes to the Consolidated Financial Statements.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB serves as our primary borrowing source. Although in recent years we have significantly reduced our use of FHLB advances, we assumed additional advances in connection with the AmericanWest acquisition.  The FHLB provides credit for member financial institutions such as Banner Bank and Islanders Bank.  As members, the Banks are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities provided certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements.  At December 31, 2015, we had $133.4 million of borrowings from the FHLB.  At that date, Banner Bank had been authorized by the FHLB to borrow up to $1.77 billion under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $28.0 million under a similar agreement.  The Federal Reserve Bank also serves as an important source of borrowing capacity.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB.  At December 31, 2015, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $735.0 million from the Federal Reserve Bank, although at that date we had no funds borrowed under this arrangement.  Although eligible to participate, Islanders Bank has not applied for approval to borrow from the Federal Reserve Bank.  For additional information concerning our borrowings, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2015 and 2014—Borrowings,” and Table 10 contained therein, and Notes 9 and 10 of the Notes to the Consolidated Financial Statements.

At December 31, 2015, Banner Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $25 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution total $5 million. No balances were outstanding under these agreements as of December 31, 2015. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with cash management services provided to our larger deposit customers.  At December 31, 2015, we had issued retail repurchase agreements totaling $93.3 million. We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers; at December 31, 2015, we had one wholesale repurchase borrowing with a carrying value of $5.0 million. The retail and wholesale repurchase borrowings were secured by pledges of certain U.S. Government and agency notes and mortgage-backed securities with a market value of $110.1 million.

We have also issued $120.0 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS).  The TPS were issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and were sold in private offerings to pooled investment vehicles.  In addition, Banner has $16.0 million of junior subordinated debentures that were acquired through the Siuslaw Bank and AmericanWest acquisitions, for a total of $136.0 million in debentures at December 31, 2015. The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition. As of December 31, 2015 the fair value of the junior subordinate debentures was $92.5 million. All of the debentures issued to the trusts, measured at their fair value, less the common stock of the trusts, qualified as Tier I capital as of December 31, 2015, under guidance issued by the Board of Governors of the Federal Reserve System. We invested substantially all of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank.  See Note 11, Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities, of the Notes to the Consolidated Financial Statements.

Personnel

As of December 31, 2015, we had 1,918 full-time and 225 part-time employees.  Banner Corporation has no employees except for those who are also employees of Banner Bank, its subsidiaries, and Islanders Bank.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Taxation

Tax-Sharing Agreement

Banner Corporation files its federal and state income tax returns on a consolidated basis under a tax-sharing agreement between the Company and each bank subsidiary.  The Company prepares each subsidiary’s minimum income tax which would be required if the individual subsidiary were to file federal and state income tax returns as a separate entity.  Each subsidiary pays to the Company an amount equal to the estimated income tax due if it were to file as a separate entity.  The payment is made on or about the time the subsidiary would be required to make such tax payments to the United States Treasury or the applicable State Departments of Revenue.  In the event the computation of the subsidiary’s federal or state income tax liability, after taking into account any estimated tax payments made, would result in a refund if the subsidiary were filing income tax returns as a separate entity, then the Company pays to the subsidiary an amount equal to the hypothetical refund.  The Company is an agent for each subsidiary with respect to all matters related to the consolidated tax returns and refunds claims.  If Banner's consolidated federal or state income tax liability is adjusted for any period, the liability of each party under the tax-sharing agreement is recomputed to give effect to such adjustments and any additional payments required as a result of the adjustments are made within an reasonable time after the corresponding additional tax payments are made or refunds are received.

Federal Taxation

General:  For tax reporting purposes, we report our income on a calendar year basis using the accrual method of accounting on a consolidated basis.  We are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts.  Reference is made to Note 12, Income Taxes, of the Notes to the Consolidated Financial Statements for additional information concerning the income taxes payable by us.

State Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the current rate of 1.50% of gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to this tax.

California, Oregon, Idaho and Utah Taxation: Corporations with nexus in the states of California, Oregon, Idaho and Utah are subject to a corporate level income tax.  As our operations in these states increase, the state income tax provision will have an increasing effect on our effective tax rate and results of operations.

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

The laws and regulations affecting banks and bank holding companies have changed significantly, particularly in connection with the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) as an independent bureau of the Federal Reserve Board. The CPFB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future. For additional information concerning the Dodd-Frank Act and the CPFB, see Item 1A., “Risk Factors—We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operation” and “We may be subject to additional regulatory scrutiny if and when Banner or Banner Bank’s total assets exceed $10.0 billion.”

The following is a summary discussion of certain laws and regulations applicable to Banner and the Banks which is qualified in its entirety by reference to the actual laws and regulations.

State Regulation and Supervision:  As a Washington state-chartered commercial bank with branches in the States of Washington, Oregon, Idaho, California, and Utah, Banner Bank is subject not only to the applicable provisions of Washington law and regulations, but is also subject to Oregon, Idaho, California and Utah law and regulations.  These state laws and regulations govern Banner Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.  In a similar fashion, Washington state laws and regulations for state-chartered commercial banks also apply to Islanders Bank.

Deposit Insurance: The Deposit Insurance Fund of the FDIC insures deposit accounts of the Banks up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the reserve ratio for the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
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

Capital Requirements: Bank holding companies, such as Banner Corporation, and federally insured financial institutions, such as Banner Bank and Islanders Bank, are required to maintain a minimum level of regulatory capital.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), Banner Corporation and the Banks became subject to new capital regulations adopted by the Federal Reserve and the FDIC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.

Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

There are a number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015, some of which are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital and eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Trust preferred securities issued by a company, such as the Company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital under the new regulations.  Mortgage servicing assets and deferred tax assets over designated percentages of CET1 will be deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we were eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We elected this option in the first quarter of 2015.

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The new regulations make certain changes in the risk-weighting of assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (up from 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, Banner and each of the Banks must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level. To be consider “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.

As of December 31, 2015, Banner Corporation and each of the Banks met the requirements to be "well capitalized" and the fully phased-in capital conservation buffer requirement.

Prompt Corrective Action:  Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution's category depends upon where its capital levels are in relation to relevant capital measures. The well-capitalized category is described above. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally.  To be considered adequately capitalized, an institution must have the minimum capital rations described above. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

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

At December 31, 2015, both Banner Bank and Islanders Bank were categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information, see Note 16, Regulatory Capital Requirements, of the Notes to the Consolidated Financial Statements.

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

•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank's total regulatory capital or the outstanding balance of the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2015, Banner Bank's and Islanders Bank's aggregate recorded loan balances for construction, land development and land loans were 58% and 27% of total regulatory capital, respectively.  In addition, at December 31, 2015, Banner Bank's and Islanders Bank's loans on commercial real estate were 292% and 215% of total regulatory capital, respectively.

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

Washington State has enacted a law regarding financial institution parity.  Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks.  In order for a bank to exercise these powers, it must provide 30 days notice to the Director of the Washington Department of Financial Institutions and the Director must authorize the requested activity.  In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations.  Finally, the law provides additional flexibility for Washington-chartered banks with respect to interest rates on loans and other extensions of credit.  Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

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

Federal Reserve System:  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.  At December 31, 2015, the Banks' deposits with the Federal Reserve Bank and vault cash exceeded their reserve requirements.

Affiliate Transactions:  Banner Corporation, Banner Bank and Islanders Bank are separate and distinct legal entities. Each Bank is an affiliate of the other and Banner Corporation (and any non-bank subsidiary of Banner Corporation) is an affiliate of both Banks. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a bank and an affiliate are limited to 10% of the bank's capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank's capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act:  Banner Bank and Islanders Bank are subject to the provisions of the Community Reinvestment Act of 1977 (CRA), which requires the appropriate federal bank regulatory agency to assess a bank's performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency's assessment of the bank's record is made available to the public.  Further, a bank's CRA performance rating must be considered in connection with a bank's application to, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Both Banner Bank and Islanders Bank received a “satisfactory” rating during their most recently completed CRA examinations.

Dividends:  The amount of dividends payable by the Banks to the Company depend upon their earnings and capital position, and is limited by federal and state laws, regulations and policies.  Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. Dividends from Banner Bank to the Company require FDIC and DFI approval because Banner Bank remains in a cumulative negative retained earnings position primarily as a result of goodwill impairment recorded in 2010 and more recently the special dividend paid to the Company to fund the acquisition of Starbuck.

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

Other Consumer Protection Laws and Regulations:  The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Banks are subject to consumer protection regulations issued by the CPFB, but as financial institutions with assets of less than $10 billion, the Banks are generally subject to supervision and enforcement by the FDIC and the Washington DFI with respect to our compliance with consumer financial protection laws and CPFB regulations.

The Banks are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of their business relationships with consumers.  While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject the Banks to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

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

The Bank Holding Company Act:  Under the BHCA, we are supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial distress to the banks.  A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.  No regulations have yet been proposed by the Federal Reserve to implement the source of strength doctrine required by the Dodd-Frank Act.  Banner Corporation and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between Banner Bank and affiliates are subject to numerous restrictions.  With some exceptions, Banner Corporation and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Banner Corporation or by its affiliates.

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

The Dodd-Frank Act: On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations for Banner Corporation and the Banks are subject to and that are discussed above under the section entitled "Capital Requirements."

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

The federal banking agencies have issued final rules to implement the provisions of Section 619 of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations became effective on April 1, 2014 with full compliance required by July 21, 2015. Banner Corporation is continuously reviewing its investment portfolio to determine if changes in its investment strategies are in compliance with the various provisions of the Volcker Rule regulations.

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

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2015, Banner Corporation had no repurchases of its common stock.

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2015:

Name	Age	Position with Banner Corporation	Position with Banner Bank
Mark J. Grescovich	51	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director
Lloyd W. Baker	67	Executive Vice President, Chief Financial Officer	Executive Vice President
Richard B. Barton	72		Executive Vice President, Chief Lending Officer
Douglas M. Bennett	63		Executive Vice President, Real Estate Lending Operations
Tyrone J. Bliss	58		Executive Vice President, Risk Management and Compliance Officer
James R. Claffee	70		Executive Vice President, Chief Integration Officer
Peter J. Conner	50		Executive Vice President, Chief Financial Officer
Kenneth A. Larsen	46		Executive Vice President, Mortgage Banking
Cynthia D. Purcell	58		Executive Vice President, Retail Banking and Administration
M. Kirk Quillin	53		Executive Vice President, East Region, Commercial Banking
James T. Reed, Jr.	53		Executive Vice President, West Region, Commercial Banking
Steven W. Rust	68		Executive Vice President, Chief Information Officer
Gary W. Wagers	55		Executive Vice President, Retail Products and Services
Keith A. Western	60		Executive Vice President, California & S. Oregon Commercial Banking

Biographical Information

Set forth below is certain information regarding the executive officers of Banner Corporation and Banner Bank.  There are no family relationships among or between the directors or executive officers.

Mark J. Grescovich is President and Chief Executive Officer, and a director, of Banner Corporation and Banner Bank.  Mr. Grescovich joined Banner Bank in April 2010 and became Chief Executive Officer in August 2010 following an extensive banking career specializing in finance, credit administration and risk management.  Prior to joining Banner Bank, Mr. Grescovich was the Executive Vice President and Chief Corporate Banking Officer for Akron, Ohio-based FirstMerit Corporation and FirstMerit Bank N.A., a commercial bank with $14.5 billion in assets and over 200 branch offices in three states.  He assumed the role and responsibility for FirstMerit’s commercial and regional line of business in 2007, having served since 1994 in various commercial and corporate banking positions, including that of Chief Credit Officer.  Prior to joining FirstMerit, Mr. Grescovich was a Managing Partner in corporate finance with Sequoia Financial Group, Inc. of Akron, Ohio and a commercial and corporate lending officer and credit analyst with Society National Bank of Cleveland, Ohio.

Lloyd W. Baker joined First Savings Bank of Washington (now Banner Bank) in 1995 as Asset/Liability Manager, has been a member of the executive management committee since 1998 and has served as the Chief Financial Officer of Banner Corporation since 2000 and of Banner Bank from 2000 to October 2015. His banking career began in 1973.

Richard B. Barton joined Banner Bank in 2002 as Chief Credit Officer. Mr. Barton’s banking career began in 1972 with Seafirst Bank and Bank of America, where he served in a variety of commercial lending and credit risk management positions. In his last positions at Bank of America before joining Banner Bank, he served as the senior real estate risk management executive for the Pacific Northwest and as the credit risk management executive for the west coast home builder division. Mr. Barton was named Chief Lending Officer in 2008 and continues in his role as Chief Credit Officer.

Douglas M. Bennett, who joined First Federal Savings and Loan (now Banner Bank) in 1974, has over 39 years of experience in real estate lending. He has served as a member of Banner Bank’s executive management committee since 2004.
Tyrone J. Bliss joined Banner Bank in 2002 and has served in his current position since 2006. Mr. Bliss is a Certified Regulatory Compliance Manager with more than 36 years of commercial banking experience. Prior to joining Banner Bank, his career included senior risk management and compliance positions with Bank of America’s Consumer Finance Group, Barnett Banks, Inc., and Florida-based community banks.
James R. Claffee joined Banner Bank in 2015 upon the acquisition of AmericanWest. Mr. Claffee has more than 40 years of experience in banking and has served in senior executive positions with banks located in Washington, Arizona, California and New England. Mr. Claffee was President and Chief Operating Officer of AmericanWest and Starbuck, responsible for strategic growth in the region and for the integration of nine acquisitions over the previous four years. Mr. Claffee is a graduate of Tufts University. He holds an M.B.A. from San Diego State University. He also completed the Liberal Arts Program for Senior Managers at Stanford, The J.L. Kellogg School of International Management, and attended the Stonier Graduate School of Banking. He has been active in charitable and philanthropic organizations throughout his career. Mr. Claffee is a Vietnam veteran and served as an officer in the U.S. Navy.
Peter J. Conner joined Banner Bank in 2015 upon the acquisition of AmericanWest. Prior to joining Banner, Mr. Conner was the Chief Financial Officer for SKBHC LLC, the holding company for Starbuck, (SKBHC) and AmericanWest from 2010 until he joined Banner Bank in 2015. Mr. Conner has 25 years of experience in executive finance positions at Wells Fargo Bank as well as regional community banks. Additionally, he spent time as a managing director for FSI Group, where he evaluated and placed equity fund investments in community banks. He earned a B.S. in Quantitative Economics from the University of California at San Diego and a Masters of Business from the Haas School of Business at U.C. Berkeley.
Kenneth A. Larsen joined Banner Bank in 2005 as the Real Estate Administration Manager and was promoted to Mortgage Banking Director in 2010. Mr. Larsen is responsible for Banner Bank’s mortgage banking activities from origination, administration, secondary marketing, through loan servicing. Mr. Larsen has had a 24-year career in mortgage banking, including holding positions in all facets of operations and management. A graduate of Eastern Washington University, he earned a Bachelor of Arts in Education with a degree in Social Science and earned certificates from the Pacific Coast Banking School and the School of Mortgage Banking. He is also a Certified Mortgage Banker, the highest designation recognized by the Mortgage Bankers Association. Mr. Larsen began his career at Action Mortgage/Sterling Savings, later moving to Peoples Bank of Lynden where he managed the mortgage banking operation. Mr. Larsen also served as the 90th President of the Seattle Mortgage Bankers Association. Currently he is the Chairman of the Washington Mortgage Bankers Association and a recent appointee by the Governor of Washington State to serve as a commissioner on the Washington State Housing Finance Commission. He was promoted to Executive Vice President in 2015.

Cynthia D. Purcell was formerly the Chief Financial Officer of Inland Empire Bank (now Banner Bank), which she joined in 1981. She has served as Executive Vice President since 2000. Ms. Purcell is responsible for managing Retail Banking including Mortgage Banking, Small Business Banking and Digital Delivery Channels, as well as administrative support functions for the organization.
M. Kirk Quillin joined Banner Bank’s commercial banking group in 2002 as a Senior Vice President and commercial loan manager and was named to his current position as the East Region Commercial Banking Executive in July 2012. He is responsible for commercial and specialty banking for all locations in Eastern Washington, Eastern Oregon and Idaho. Mr. Quillin began his career in the banking industry in 1984 with Idaho First National Bank, which is now U.S. Bank. His career also included management positions in commercial lending with Washington Mutual. He earned a B.S. in Finance and Economics from Boise State University and was certified by the Pacific Coast Banking School and Northwest Intermediate Commercial Lending School.

James T. Reed, Jr. joined Towne Bank (now Banner Bank) as a Vice President and Commercial Branch Manager in July 1995 and was named to his current position as the West Region Commercial Banking Executive in July 2012. He is responsible for Commercial Banking in Western Washington and Western Oregon, Treasury Management, as well as Specialty Banking. Mr. Reed began his banking career with Rainier Bank, which later became Security Pacific Bank and later still West One Bank. He earned a Bachelor of Arts in Interdisciplinary Arts and Sciences from the University of Washington and earned certificates from Pacific Coast Banking School, Northwest Intermediate Banking School and Northwest Intermediate Commercial Lending School. Currently, Mr. Reed is a member of the University of Washington Bothell Advisory Board and the Association of Washington Business Board of Directors

Steven W. Rust joined Banner Bank in October 2005 as Senior Vice President and Chief Information Officer and was named to his current position as Executive Vice President and Chief Information Officer in September 2007. Mr. Rust has over 37 years of relevant industry experience prior to joining Banner Bank and was founder and President of InfoSoft Technology, through which he worked for nine years as a technology consultant and interim Chief Information Officer for banks and insurance companies. He also worked 19 years with US Bank/West One Bancorp as Senior Vice President & Manager of Information Systems.
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
Keith A. Western is Executive Vice President, Commercial Banking for Banner Bank, joining Banner upon the merger of AmericanWest and Banner Bank. Prior to the merger, Mr. Western was President of Northwest Banking for AmericanWest since 2011. Mr. Western has 38 years of banking experience across multiple markets including the western, eastern and mid-western United States and Canada. The bulk of Mr. Western’s career was with Bank of America (approximately 15 years) and Citibank (approximately 12 years) in a variety of assignments including asset based lending, commercial and business banking, and credit risk management.

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

Item 1A – Risk Factors

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  The risks described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects.  The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.  This report is qualified in its entirety by these risk factors.

Our business may be adversely affected by downturns in the national economy and the regional economies on which we depend.

Our operations are significantly affected by national and regional economic conditions.  Weakness in the national economy or the economies of the markets in which we operate could have a material adverse effect on our financial condition, results of operations and prospects.  Most of our loans are to businesses and individuals in the states of Washington, Oregon, California, Utah and Idaho.  All of our branches and most of our deposit customers are also located in these five states.  Further, as a result of a high concentration of our customer base in the Puget Sound area and eastern Washington state regions, the deterioration of businesses in these areas, or one or more businesses with a large employee base in these areas, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.  Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade. In addition, adverse weather conditions as well as decreases in market prices for agricultural products grown in our primary markets can adversely affect agricultural businesses in our markets. As we expand our presence in areas such as San Diego and Sacramento, California and Salt Lake City, Utah, we will be exposed to concentration risks in those areas as well.

A deterioration in economic conditions in the market areas we serve, in particular the Puget Sound area of Washington State, the Portland, Oregon metropolitan area, Spokane, Washington, Boise, Idaho, Eugene and southwest Oregon, San Diego and Sacramento, California and Salt Lake City, Utah and the agricultural regions of the Columbia Basin, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

Economic conditions have improved since the end of the economic recession that officially ended in June, 2009; however, economic growth has been slow and uneven, and concerns still exist over the federal deficit, government spending , along with the global economy and geopolitical risks which have all contributed to diminished expectations for the economy. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve Board has recently increased the federal funds rate by 25 basis points and indicated further increases in the federal funds rate in 2016. As the federal funds rate increases, market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our loan portfolio includes loans with a higher risk of loss.

In addition to first-lien one- to four -family residential real estate lending, we originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, agricultural mortgage loans and agricultural loans, and consumer loans, primarily within our market areas.  We had $6.36 billion outstanding in these types of higher risk loans at December 31, 2015 compared to $3.29 billion at December 31, 2014.  These loans typically present different risks to us for a number of reasons, including those discussed below:

•
Construction and Land Loans. At December 31, 2015, construction and land loans were $574.4 million or 8% of our total loan portfolio.  This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  While our origination of these types of loans has decreased significantly from earlier periods, as a result of the recent improvement in real estate values in certain of our market areas, this category of lending has increased in recent years and our investment in construction and land loans increased by $163.4 million or 40% in 2015. At December 31, 2015, construction and land loans that were non-performing were $2.3 million, or 15% of our total non-performing loans.

•
Commercial and Multifamily Real Estate Loans. At December 31, 2015, commercial and multifamily real estate loans were $3.57 billion, or 49% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. This risk was exacerbated in the recent recession and could remain an elevated risk in the current slow recovery economic environment. At December 31, 2015, commercial and multifamily real estate loans that were non-performing were $3.8 million, or 25% of our total non-performing loans.

•
Commercial Business Loans.  At December 31, 2015, commercial business loans were $1.21 billion, or 17% of our total loan portfolio. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2015, commercial business loans that were non-performing were $2.2 million, or 14% of our total non-performing loans.

•
Agricultural Loans.  At December 31, 2015, agricultural loans were $376.5 million, or 5% of our total loan portfolio.  Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers.  These factors include weather, commodity prices, and interest rates among others.  Collateral securing these loans may be difficult to evaluate, manage or liquidate and may not provide an adequate source of repayment.  At December 31, 2015, there were $697,000 of agricultural loans that were non-performing or 5% of total non-performing loans.

•
Consumer Loans.  At December 31, 2015, consumer loans were $636.9 million, or 9% of our total loan portfolio.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  At December 31, 2015, consumer loans that were non-performing were $748,000, or 5% of our total non-performing loans.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio, which would cause our results of operations, liquidity and financial condition to be adversely affected.

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

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders; and

•	We have completed various acquisitions in the past few years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

The success of our acquisitions of Siuslaw Bank and of AmericanWest is dependent on a number of factors beyond our control.

The success of our acquisitions of Siuslaw Bank and AmericanWest, including Greater Sacramento Bancorp ("GSB"), which was recently acquired by AmericanWest prior to its merger with Banner Bank, is subject to a number of uncertain factors, including, but not limited to:

•
our ability to realize expected revenues, cost savings, synergies and other benefits from the Siuslaw Bank and AmericanWest acquisitions within the expected time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; and

•	the credit quality of loans and other assets acquired from AmericanWest and Siuslaw Bank.

Banner, AmericanWest and Siuslaw Bank each operated independently before the completion of the relevant acquisition. The success of the acquisitions, including anticipated benefits and cost savings, will depend, in part, on Banner’s ability to successfully combine the businesses of Banner, AmericanWest and Siuslaw Bank. To realize these anticipated benefits and cost savings, Banner has begun to integrate AmericanWest’s and Siuslaw Bank's businesses into its own. It is possible that as we continue to fully integrate these businesses, the process could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the mergers. The loss of key employees could adversely affect Banner’s ability to successfully conduct its business in the markets in which AmericanWest or Siuslaw Bank's branches have operated and could have an adverse effect on Banner’s financial results and the value of its common stock.

Prior to the acquisitions, neither Starbuck nor Siuslaw nor their respective subsidiaries were subject to the requirements of the Exchange Act with respect to internal controls over financial reporting. If the internal controls over financial reporting by Starbuck or Siuslaw or their respective subsidiaries was found to be ineffective, a material weakness in internal controls could result and the integrity of our financial reporting could be compromised, which could result in a material adverse effect on our reported financial results. In addition, the integration of the financial reporting functions of each of Starbuck, Siuslaw and their respective subsidiaries into our own will require significant effort and any failure could affect the quality of our financial reporting, and could result in a material adverse effect on our reported financial results.

If Banner experiences difficulties with the integration process, the anticipated benefits of the acquisitions may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions, including upon the conversion of customers from the legacy systems of AmericanWest or Siuslaw Bank to our own, that cause Banner, AmericanWest or Siuslaw Bank to lose customers or cause customers to close their accounts with Banner, AmericanWest or Siuslaw Bank and move their business to competing financial institutions. Integration efforts between the companies will also divert management attention and require significant resources, including an increase in compliance costs. Any such distraction on the part of management, if significant, could affect Banner’s ability to service existing business and develop new business and adversely affect our business and earnings.

These acquisitions may also have an effect on the value of Banner common stock because market participants may look at factors different from those currently affecting the values of Banner common stock. See also “ We may be subject to additional regulatory scrutiny if and when Banner Bank’s total assets exceed $10.0 billion.”

In connection with any acquisition, we may incur material acquisition-related or restructuring charges, which may have a material adverse effect on our results of operations. These charges relate to items such as severance and benefits costs, expenses related to branch consolidation charges, vendor contract termination costs, expenses related to IT systems integration and conversion, incurrence of professional services and consulting fees and other items.

The required accounting treatment of loans we acquire through acquisitions including purchase credit impaired loans could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

Under GAAP, we are required to record loans acquired through acquisitions, including purchase credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Actual performance could differ from management’s initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount accretion. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.

Our expansion into new market areas in California and Utah may present increased risk.

AmericanWest’s lending operations were concentrated in the states of California, Utah, Oregon, Idaho and Washington. The merger with AmericanWest resulted in Banner’s initial entry into the states of California and Utah where Banner has little or no operating experience. Although Banner retained a number of AmericanWest’s lending and business development officers with experience in these markets, Banner is new to these market areas and has conducted only limited banking business in California and Utah. Our entry into these markets presents us with different competitive conditions, customer preferences and banking products than we have experienced in the Pacific Northwest markets we know. As a result, it is possible that our operations in these states may be less successful than our operations in the Pacific Northwest. In addition, our financial condition and results of operations will be subject to general economic conditions and the conditions in the real estate markets prevailing in California and Utah as well as the Pacific Northwest markets we know. If economic conditions in any one of these states worsens or if the real estate market declines, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio, and we may not be able to originate loans at acceptable risk levels and upon acceptable terms to maintain our risk profile and asset quality.

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

Our mortgage banking operations provide a significant portion of our non-interest income.  We generate mortgage banking revenues primarily from gains on the sale of one- to four-family and multifamily mortgage loans. The one- to four-family mortgage loans are sold pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and non-Government Sponsored Enterprise (GSE) investors.  These entities account for a substantial portion of the secondary market in residential one- to four-mortgage loans. Multifamily mortgage loans are sold primarily to non-GSE investors.

Any future changes in the one- to four-family programs, our eligibility to participate in these programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities, or a reduction in the size of the secondary market for multifamily loans could, in turn, materially adversely affect our results of operations.  Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income.  In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.

A prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our loan portfolio may continue to decrease as our loans reprice or are originated at these low market rates, which could have an adverse effect on our results of operations. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 66% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2015, and approximately $2.5 billion, or 52%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  At December 31, 2015, the weighted average floor interest rate of these loans was 4.78%.  At that date, approximately $1.58 billion, or 63%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

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

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act may have an indeterminable impact on us in the near term. For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the CFPB) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as Banner Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB. See “ We may be subject to additional regulatory scrutiny if and when Banner or Banner Bank’s total assets exceed $10.0 billion.”

The CFPB has issued a number of final regulations and changes to certain consumer protections under existing laws. These final rules generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules has increased our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. This includes compliance with The Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated Disclosure (TRID) rule, which combines certain disclosures that consumers receive in connection with applying for and closing a mortgage loan. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank holding companies that are no less stringent than those applicable to banks, which could limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Banks, and excludes certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the rules and regulations implementing it will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs, which could adversely affect key operating efficiency ratios, and could increase our interest expense. See “Business - Regulation” contained in Part I, Item I of this report.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The banking industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

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

Banner's total assets were $9.80 billion and Banner Bank's total assets were $9.52 billion at December 31, 2015. As a result of the closing of their respective mergers with Starbuck and AmericanWest, Banner and Banner Bank’s assets are approaching $10 billion. Following the fourth consecutive quarter where the total assets of Banner or Banner Bank exceed $10 billion, Banner or Banner Bank, as applicable, will become subject to a number of additional requirements (such as annual stress testing requirements implemented pursuant to the Dodd-Frank Act and general oversight by the CFPB) that will impose additional compliance costs on our business. As a result, there may also be additional higher expectations from regulators. The CFPB has near exclusive supervision authority, including examination authority, over institutions of that size and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.

Under the Dodd-Frank Act, the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund was increased from 1.15% to 1.35% and the FDIC is required, in setting deposit insurance assessments, to offset the effect of the increase on institutions with assets of less than $10 billion, which results in institutions with assets greater than $10 billion paying higher assessments. In addition, if Banner Bank exceeds $10 billion in assets, its assessment base for federal deposit insurance would change from the amount of insured deposits to consolidated average assets less tangible capital to a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate. The performance score is based on measures of the bank’s ability to withstand asset-related stress and funding-related stress and weighted CAMELS ratings, which are ratings ascribed under the CAMELS supervisory rating system and assigned based on a supervisory authority’s analysis of a bank’s financial statements and on-site examinations. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard. The resulting initial base assessment rate is also subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10% of its domestic deposits.

Further, Banner Bank and Islanders Bank may be affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. Based on expected debit card volume, we believe we could experience a reduction of approximately $10 million a year in debit card related fee income and pre-tax earnings following the implementation of the Durbin Amendment.

The Dodd-Frank Act also requires publicly-traded bank holding companies with assets of $10 billion or more to perform capital stress testing and establish a risk committee responsible for enterprise-wide risk management practices, comprised of independent directors, including one risk management expert.

As a result of the above, if and when Banner's or Banner Bank’s total assets exceed $10 billion, deposit insurance assessments, expenses related to regulatory compliance are likely to increase, and interchange fee income will decrease, the cumulative effect of which may be significant.

We may experience future goodwill impairment.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of our testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine the fair value of a reporting unit is less than its carrying amount using these qualitative factors, we then compare the fair value of goodwill with its carrying amount, and then measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger additional impairment losses, which could be materially adverse to our operating results and financial position.

We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge has an adverse effect on our results of shareholders’ equity and financial results and could cause a decline in our stock price. The recent acquisitions of Starbuck, Siuslaw and their subsidiaries, AmericanWest and Siuslaw Bank, respectively, has substantially increased our goodwill.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Banks conduct their business.  The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy.   Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel.  In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees.  Our ability to retain our key employees throughout the integration process following our recent acquisitions, including the recent acquisition of AmericanWest, may be challenging. In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors. The loss of these key persons could negatively impact the affected banking operations.

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

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality or operational failures due to integration or conversion challenges as a result of acquisitions we undertake, compliance deficiencies, and questionable or fraudulent activities of our customers.  We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective.  Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

Our exposure to operational risks may adversely affect us.

Similar to other financial institutions, we are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, the risk that sensitive customer data or other data is compromised, and the risk of unauthorized transactions by employees or operational errors, including clerical or record-keeping errors. Nationally, reported incidents of fraud and other financial crimes have increased. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur. If any of these risks occur, it could result in material adverse consequences for us.

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

Our security measures may not protect us from systems failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. The conversion of customers from legacy AmericanWest communication and information systems to our systems will be challenging and the complexity of the conversion may result in systems failures and interruptions. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

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

Sales of a substantial number of shares of our common stock in the public markets and the availability of those shares for sale could adversely affect the market price of our common stock. The 1.32 million shares of Banner common stock that were issued to shareholders of Siuslaw in the Siuslaw merger are freely tradeable without restrictions or further registration under the Securities Act of 1933. The 13.23 million shares of Banner common stock and non-voting common stock that were issued to equity holders of SKBHC in the merger of Banner and AmericanWest who did not become affiliates of Banner will be freely tradeable without restrictions or further registration in April 2016. In addition, certain of such equity holders of SKBHC benefit from registration rights that permit them to cause Banner to register their shares of Banner common stock and non-voting common stock for resale. Although the holders of the currently outstanding 1,424,466 shares of Banner non-voting common stock issued in connection with the acquisition of AmericanWest cannot vote on most matters today, upon a permitted transfer, such shares of non-voting common stock will convert into Banner common stock. Permitted transfers include, among others, transfers as part of a widely distributed public offering of Banner common stock. A registration statement contemplating such a public offering is currently on file with the SEC. That offering and any future sales of our common stock by former shareholders of Siuslaw and SKBHC, or anticipation that such sales may occur, may cause the market price of Banner common stock to decrease. These sales might also make it more difficult for Banner to sell equity or equity related securities at a time and price that it otherwise would deem appropriate.

We rely on dividends from Banner Bank for substantially all of our revenue at the holding company level.

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

Provisions in our articles of incorporation and bylaws, the corporate laws of the state of Washington and federal laws and regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise negatively affect the market value of our stock. These provisions, among others, include: a prohibition on voting shares of our common stock beneficially owned in excess of 10.0% of total shares outstanding; advance notice requirements for nominations for election to our board of directors and for proposing matters that shareholders may act on at shareholder meetings; and staggered three-year terms for directors. Our articles of incorporation also authorize our board of directors to issue preferred or other stock, and preferred or other stock could be issued as a defensive measure in response to a takeover proposal. In addition, because we are a bank holding company, the ability of a third party to acquire us is limited by applicable banking laws and regulations. The Bank Holding Company Act requires any bank holding company to obtain the approval of the Federal Reserve Board before acquiring 5% or more of any class of our voting securities. Any entity that is a holder of 25% or more of any class of our voting securities, or in some circumstances a holder of a lesser percentage, is subject to regulation as a bank holding company under the Bank Holding Company Act. Under the Change in Bank Control Act of 1978, as amended, any person (or persons acting in concert), other than a bank holding company, is required to notify the Federal Reserve Board before acquiring 10% or more of any class of our voting securities.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2015, we have 202 branch offices located in Washington, Oregon, California, Utah and Idaho.  One hundred ninety-nine branches are Banner Bank branches and three of those 202 are Islanders Bank branches.  Ninety-eight branches are located in Washington, 45 in Oregon, 37 in California, seven in Utah, and 15 in Idaho.  Of these branch locations, approximately half are owned and the other half are leased facilities.  In addition to the branch locations, we also have nine loan production offices spread throughout the same five-state area.  All loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from one to 25 years.  Administrative support offices are primarily in Washington, where we have eight facilities, of which we own four and lease four.  Additionally, we have one leased administrative support office in Idaho and own one located in Oregon.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Information

Our voting common stock is principally traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2015 totaled 1,717 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.  The following tables show the reported high and low sale prices of our listed voting common stock for the periods presented as well as the cash dividends declared per share of common stock for each of those periods.

Year Ended December 31, 2015	High	Low	Cash Dividend Declared
First quarter	$53.55	$44.13	$0.18
Second quarter	50.16	42.42	0.18
Third quarter	50.50	43.87	0.18
Fourth quarter	46.26	39.00	0.18
Year Ended December 31, 2014	High	Low	Cash Dividend Declared
First quarter	$44.88	$35.64	$0.18
Second quarter	42.02	37.59	0.18
Third quarter	40.69	37.77	0.18
Fourth quarter	43.70	37.77	0.18

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

Payments of the distributions on our trust preferred securities (TPS) from the special purpose subsidiary trusts we sponsored are fully and unconditionally guaranteed by us. The junior subordinated debentures that we have issued to our subsidiary trusts are ranked senior to our shares of common stock. We must make required payments on the junior subordinated debentures before any dividends can be paid on our TPS and our common stock and, in the event of our bankruptcy, dissolution or liquidation, the interest and principal obligations under the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We may defer the payment of interest on each of the junior subordinated debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding TPSs will also be deferred and we may not pay cash dividends to the holders of shares of our common stock. At December 31, 2015, we were current on all interest payments.

Issuer Purchases of Equity Securities

There were no repurchases of common stock by the Company during the quarter ended December 31, 2015. Further, no shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants in the fourth quarter of 2015.

On March 25, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 1,044,922 shares of the Company's common stock, or 5% of the Company's outstanding shares, all of which remain available for repurchase at December 31, 2015. Under the plan, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

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

	Period Ended
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Banner Corporation	100.00	106.64	191.45	283.47	276.94	299.80
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank $1B-$5B	100.00	99.24	116.73	180.10	185.52	211.33
SNL Bank NASDAQ	100.00	88.73	105.75	152.00	157.42	169.94

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2010 and that all dividends were reinvested.  Information for the graph was provided by SNL Financial L.C. © 2016.

Item 6 – Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2015, 2014, 2013, 2012, and 2011 and for the years then ended have been derived from our audited consolidated financial statements.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	December 31
(In thousands)	2015	2014	2013	2012	2011
Total assets	$9,796,298	$4,723,163	$4,388,257	$4,265,264	$4,257,312
Cash and securities (1)	1,655,290	708,609	772,614	811,902	754,396
Loans receivable, net	7,236,496	3,755,127	3,344,187	3,158,223	3,210,419
Deposits	8,055,068	3,898,950	3,617,926	3,557,804	3,475,654
Borrowings	324,186	187,436	184,234	160,000	212,649
Common shareholders’ equity	1,300,059	582,888	538,331	506,919	411,748
Preferred shareholders' equity	—	—	—	—	120,702
Total shareholders’ equity	1,300,059	582,888	538,331	506,919	532,450
Shares outstanding	34,242	19,572	19,544	19,455	17,553
Shares outstanding excluding unearned, restricted shares held in ESOP	34,242	19,572	19,509	19,421	17,519
OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2015	2014	2013	2012	2011
Interest income	$254,433	$190,661	$179,712	$187,162	$197,563
Interest expense	12,154	10,789	12,996	19,514	32,992
Net interest income before provision for loan losses	242,279	179,872	166,716	167,648	164,571
Provision for loan losses	—	—	—	13,000	35,000
Net interest income	242,279	179,872	166,716	154,648	129,571
Deposit fees and other service charges	40,607	30,553	26,581	25,266	22,962
Mortgage banking operations revenue	17,720	10,249	11,170	13,812	6,146
Other-than-temporary impairment recoveries (losses)	—	—	409	(409)	3,000
Net change in valuation of financial instruments carried at fair value	(813)	1,374	(2,278)	(16,515)	(624)
All other non-interest income	4,778	12,815	8,780	5,136	3,531
Total non-interest income	62,292	54,991	44,662	27,290	35,015
REO operations expense (recoveries), net	397	(446)	(689)	3,354	22,262
All other non-interest expenses	236,203	154,187	141,664	138,099	135,842
Total non-interest expense	236,600	153,741	140,975	141,453	158,104
Income before provision for income tax expense (benefit)	67,971	81,122	70,403	40,485	6,482
Provision for income tax expense (benefit)	22,749	27,052	24,189	(24,372)	1,025
Net income	$45,222	$54,070	$46,214	$64,857	$5,457

(footnotes follow)

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2015	2014	2013	2012	2011
Net income (loss):
Basic	$1.90	$2.79	$2.39	$3.17	$(0.15)
Diluted	1.89	2.79	2.38	3.16	(0.15)
Common shareholders’ equity per share (2)(9)	37.97	29.78	27.59	26.09	23.50
Common shareholders’ tangible equity per share (2)(9)	29.66	29.64	27.42	25.87	23.14
Cash dividends	0.72	0.72	0.54	0.04	0.10
Dividend payout ratio (basic)	37.89%	25.78%	22.62%	1.26%	(66.67)%
Dividend payout ratio (diluted)	38.10%	25.84%	22.67%	1.27%	(66.67)%

OTHER DATA:
	As of December 31
	2015	2014	2013	2012	2011
Full time equivalent employees	2,063	1,150	1,084	1,074	1,078
Number of branches	202	93	88	88	89

(footnotes follow)

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2015	2014	2013	2012	2011
Performance Ratios:
Return on average assets (3)	0.72%	1.17%	1.09%	1.54%	0.13%
Return on average common equity (4)	5.56	9.59	8.79	11.63	1.37
Average common equity to average assets	12.87	12.20	12.35	13.22	9.31
Interest rate spread (5)	4.09	4.04	4.08	4.13	3.99
Net interest margin (6)	4.10	4.07	4.11	4.17	4.05
Non-interest income to average assets	0.99	1.19	1.05	0.65	0.79
Non-interest expense to average assets	3.75	3.32	3.31	3.35	3.69
Efficiency ratio (7)	77.68	65.46	67.11	72.71	79.62
Average interest-earning assets to funding liabilities	107.59	108.78	108.28	109.11	106.90
Selected Financial Ratios:
Allowance for loan losses as a percent of total loans at end of period	1.07	1.98	2.17	2.37	2.52
Net charge-offs (recoveries) as a percent of average outstanding loans during the period	0.04	0.05	0.08	0.57	1.50
Non-performing assets as a percent of total assets	0.28	0.43	0.66	1.18	2.79
Allowance for loan losses as a percent of non-performing loans (8)	512.47	453.56	299.81	223.20	110.09
Common shareholders’ tangible equity to tangible assets (9)	10.68	12.29	12.23	11.80	9.54
Consolidated Capital Ratios:
Total capital to risk-weighted assets	13.63	16.80	16.99	16.96	18.07
Tier 1 capital to risk-weighted assets	12.65	15.54	15.73	15.70	16.80
Tier 1 capital to average leverage assets	11.06	13.41	13.64	12.74	13.44
Common equity tier I capital to risk-weighted assets	12.13

(1)	Includes securities available-for-sale and held-to-maturity.

(2)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP and adjusted for 1-for-7 reverse stock split.

(3)	Net income divided by average assets.

(4)	Net income divided by average common equity.

(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.

(7)	Non-interest expenses divided by the total of net interest income before loan losses and non-interest income.

(8)	Non-performing loans consist of nonaccrual and 90 days past due loans.

(9)
Common shareholders’ tangible equity per share and the ratio of tangible common shareholders’ equity to tangible assets are non-GAAP financial measures.  We calculate tangible common equity by excluding the balance of goodwill, other intangible assets and preferred equity from shareholders’ equity.  We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets.  We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios.  In addition, excluding preferred equity, the level of which may vary from company to company, allows investors to more easily compare our capital adequacy to other companies in the industry that also use this measure.  Management believes that these non-GAAP financial measures provide information to investors that is useful in understanding the basis of our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP.  Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures as calculated by other companies. For a reconciliation of these non–GAAP measures, see Item 7, "Management's Discussion and Analysis of Financial Condition—Executive Overview."

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

Executive Overview

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in 2015, as evidenced by our solid operating results and profitability. Highlights for the year included further improvement in our asset quality, substantially increased core deposits (transaction and savings accounts) and loans, significantly increased revenues from core operations and additional client acquisition. The year ended December 31, 2015 was also highlighted by the completed acquisitions of Siuslaw Bank and AmericanWest Bank. In addition to these acquisitions, over the past five years we have significantly added to our client relationships and account base, as well as substantially improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in lower credit costs and stronger and sustainable revenues.

For the year ended December 31, 2015, our net income was $45.2 million or $1.89 per diluted share, compared to net income of $54.1 million, or $2.79 per diluted share for the year ended December 31, 2014 and $46.2 million or $2.38 per diluted share for the year ended December 31, 2013. While our results for both years were significantly impacted by merger and acquisition activity and the related expenses, the decline in net income from the prior year was largely due to expenses related to the acquisition of AmericanWest. Acquisition-related expenses were $26.1 million, or $0.76 per diluted share net of tax benefit, in 2015 compared to $4.3 million, or $0.17 per diluted share net of tax benefit, in 2014. Results for 2014 also included a $9.1 million bargain purchase gain related to the Branch purchase, which net of taxes contributed $0.30 to diluted net income per share.

Aside from the acquisition related expenses, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased 35% to $242.3 million for the year ended December 31, 2015, compared to $179.9 million for the year earlier. This increase in net interest income reflects the acquisitions of Siuslaw Bank in March 2015 and AmericanWest in October 2015, as well as the Branch purchase in June 2014, and significant organic loan and deposit growth from the legacy Banner Bank franchise. During the year ended December 31, 2015, our interest spread increased to 4.09% from 4.04% for the prior year while our net interest margin increased to 4.10% compared to 4.07% for the prior year. Our net interest margin was modestly enhanced in 2015 by the amortization of acquisition accounting discounts on purchased loans received in the acquisitions, which are accreted into loan interest income, as well as by net premiums on non-market-rate certificate of deposit liabilities assumed in the acquisitions which are amortized as a reduction to deposit interest expense; however, setting aside acquisition accounting adjustments, our net interest margin demonstrated remarkable relative stability despite continuing pressure on asset yields in the very low interest rate environment.

As a result of adequate reserves already in place and declining loan charge-offs, as well as net recoveries for the past two years, we did not record a provision for loan losses in the years ended December 31, 2015, 2014, and 2013. By contrast, we recorded substantially larger provisions in the three years immediately prior to 2013. The decrease in loan loss provisioning in recent years compared to the earlier years reflects our significant progress in reducing the levels of delinquencies, non-performing loans and net charge-offs.  As a result of our continued focused efforts, non-performing loans decreased by 9% to $15.2 million at December 31, 2015, compared to $16.7 million a year earlier. Our allowance for loan losses at December 31, 2015 was $78.0 million, representing 512% of non-performing loans. (See Note 5, Loans Receivable and the Allowance for Loan Losses, of the Notes to the Consolidated Financial Statements as well as “Asset Quality” below in this Form 10-K.)

Our net income also is affected by the level of our non-interest income, including deposit fees and service charges, results of mortgage banking operations, which includes loan origination and servicing fees and gains and losses on the sale of loans, and gains and losses on the sale of loans and securities, as well as our non-interest expense and income tax provisions. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value, and in certain periods by other-than-temporary impairment (OTTI) charges or recoveries. Our total non-interest income was $62.3 million for the year ended December 31, 2015, compared to $55.0 million for the year ended December 31, 2014, including the acquisition bargain purchase gain. For the year ended December 31, 2015, we recorded a net charge of $813,000 for fair value adjustments and $540,000 in net losses on the sale of securities. In comparison, for the year ended December 31, 2014, we recorded a positive net change of $1.4 million for fair value adjustments, $42,000 in net gains on the sale of securities, and a $9.1 million bargain purchase gain. Non-interest income excluding the net gain on sale of securities, OTTI adjustments, changes in the value of financial instruments carried at fair value, and the acquisition bargain purchase gain, which we believe is more indicative of our core operations, increased 43% to $63.6 million for the year ended December 31, 2015 compared to $44.5 million for the same period a year earlier, as we experienced meaningful increases in deposit fees and service charges and mortgage banking revenues.

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the year ended December 31, 2015 increased $69.7 million, or 30%, to $304.6 million, compared to $234.9 million for the same period a year earlier, largely as a result of the benefits from our acquisitions and organic growth more than offsetting the bargain purchase gain and favorable fair value adjustments recorded in the prior year.  Our total revenues from core operations, which excludes net gains on sale of securities, fair value adjustments and the bargain purchase gain, increased by $81.6 million, or 36%, to $305.9 million for the year ended December 31, 2015, compared to $224.4 million for the same period a year earlier.

For the year ended December 31, 2015, non-interest expense increased 54% to $236.6 million, compared to $153.7 million for the year ended December 31, 2014, largely attributable to our acquisition-related expenses and incremental costs associated with operating the 98 branches acquired in the AmericanWest acquisition on October 1, 2015 and the ten Siuslaw Bank branches acquired in March 2015, as well as generally increased compensation, occupancy and payment and card processing services reflecting increased transaction volume.

Non-interest income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, net gains or losses on sale of securities and, in certain periods, acquisition-related bargain purchase gains and costs, are non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands, except share and per share data):

	For the Years Ended December 31
	2015	2014	2013
Total non-interest income (GAAP)	$62,292	$54,991	$44,662
Exclude net loss (gain) on sale of securities	540	(42)	(1,022)
Exclude other-than-temporary impairment (recovery) loss	—	—	(409)
Exclude change in valuation of financial instruments carried at fair value	813	(1,374)	2,278
Exclude one-time acquisition termination fee	—	—	(2,954)
Exclude acquisition bargain purchase gain	—	(9,079)	—
Total non-interest income from core operations (non-GAAP)	$63,645	$44,496	$42,555

Net interest income before provision for loan losses	$242,279	$179,872	$166,716
Total non-interest income	62,292	54,991	44,662
Total GAAP revenue	304,571	234,863	211,378
Exclude net loss (gain) on sale of securities	540	(42)	(1,022)
Exclude other-than-temporary impairment (recovery) loss	—	—	(409)
Exclude change in valuation of financial instruments carried at fair value	813	(1,374)	2,278
Exclude one-time acquisition termination fee	—	—	(2,954)
Exclude acquisition bargain purchase gain	—	(9,079)	—
Revenue from core operations (non-GAAP)	$305,924	$224,368	$209,271

Income before provision for taxes (GAAP)	$67,971	$81,122	$70,403
Exclude net loss (gain) on sale of securities	540	(42)	(1,022)
Exclude other-than-temporary impairment (recovery) loss	—	—	(409)
Exclude change in valuation of financial instruments carried at fair value	813	(1,374)	2,278
Exclude one-time acquisition termination fee	—	—	(2,954)
Exclude acquisition bargain purchase gain	—	(9,079)	—
Exclude acquisition related costs	26,110	4,325	550
Income from core operations before provision for taxes (non-GAAP)	$95,434	$74,952	$68,846

Net income (GAAP)	$45,222	$54,070	$46,214
Exclude net loss (gain) on sale of securities	540	(42)	(1,022)
Exclude other-than-temporary impairment (recovery) loss	—	—	(409)
Exclude change in valuation of financial instruments carried at fair value	813	(1,374)	2,278
Exclude one-time acquisition termination fee	—	—	(2,954)
Exclude acquisition bargain purchase gain	—	(9,079)	—
Exclude acquisition related costs	26,110	4,325	550
Exclude related tax expense (benefit)	(8,552)	3,166	561
Total earnings from core operations (non-GAAP)	$64,133	$51,066	$45,218

Acquisition bargain purchase gain	$—	$9,079	$—
Acquisition termination fee	—	—	2,954
Acquisition related costs	(26,110)	(4,325)	(550)
Related tax expense	8,065	(2,656)	(865)
Total net effect of acquisitions (including proposed acquisitions) on earnings	$(18,045)	$2,098	$1,539
Diluted weighted shares outstanding	23,866,621	19,402,656	19,397,360
Total net effect of acquisitions on diluted earnings per share	$(0.76)	$0.11	$0.08

	December 31
	2015	2014	2013
Loans receivable (GAAP)	$7,314,504	$3,831,034	$3,415,711
Net loan discount on acquired loans	43,657	—	—
Adjusted loans (non-GAAP)	7,358,161	3,831,034	3,415,711

Allowance for loan losses (GAAP)	78,008	75,907	74,258
Net loan discount on acquired loans	43,657	—	—
Adjusted allowance for loan losses (non-GAAP)	121,665	75,907	74,258

Adjusted allowance for loan losses/Adjusted total loans (non-GAAP)	1.65%	1.98%	2.17%

	December 31
	2015	2014	2013
Net interest income before provision for loan losses (GAAP)	242,279	179,872	166,716
Exclude discount accretion on purchased loans	(3.566)	(223)	—
Excluded premium amortization on acquired certificates of deposit	(748)	(139)	—
Net interest income before discount accretion (non-GAAP)	237,965	179,510	166,716

Net interest margin (GAAP)	4.10%	4.07%	4.11%
Exclude impact on net interest margin from discount accretion	(0.06)%	(0.01)%	—%
Excluded impact on net interest margin from CD premium amortization	(0.01)%	—%	—%
Net margin before discount accretion (non-GAAP)	4.03%	4.06%	4.11%

Common shareholders' tangible equity per share and the ratio of tangible common shareholders' equity to tangible assets referred to in footnote(9) to Item 6 - Selected Financial Data above are also non-GAAP financial measures. We calculate tangible common equity by excluding other intangible assets from shareholders' equity. We calculate tangible assets by excluding the balance of other intangible assets from total assets. We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. Management believes that this non-GAAP financial measure provides information to investors that is useful in understanding our capital position (dollars in thousands).

	December 31
	2015	2014	2013
Shareholders’ equity (GAAP)	$1,300,059	$582,888	$538,331
Exclude other intangible assets, net	284,500	2,831	2,449
Tangible common shareholders’ equity (non-GAAP)	$1,015,559	$580,057	$535,882
Total assets (GAAP)	$9,796,298	$4,723,163	$4,388,257
Exclude other intangible assets, net	284,500	2,831	2,449
Total tangible assets (non-GAAP)	$9,511,798	$4,720,332	$4,385,808
Tangible common shareholders’ equity to tangible assets (non-GAAP)	10.68%	12.29%	12.22%
Common shares outstanding	34,242,255	19,571,548	19,543,769
Common shareholders' tangible equity per share (non-GAAP)	$29.66	$29.64	$27.42

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. At December 31, 2015, our net loan portfolio totaled $7.24 billion compared to $3.76 billion at December 31, 2014, with much of the increase coming from the AmericanWest and Siuslaw Bank acquisitions. The AmericanWest and Siuslaw Bank acquisitions accounted for $2.82 billion and $227.1 million, respectively, of the total loan portfolio at December 31, 2015.

Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans for both owner-occupied and investment properties, including construction and development loans for these types of properties, totaled $3.20 billion, or approximately 44% of our loan portfolio at December 31, 2015. In addition, multifamily residential real estate loans, including construction and development loans for these types of properties, totaled $536.8 million and comprise approximately 7% of our loan portfolio at that date. While our level of activity and investment in commercial and multifamily real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods resulting in growth in these loan balances. In addition, both Siuslaw Bank and AmericanWest had significant commercial real estate loan portfolios at the time of their respective acquisitions. AmericanWest also had a significant portfolio of multifamily loans. Commercial real estate loans increased by $1.77 billion and multifamily loans increased by $309.1 million during the year ended December 31, 2015.

We also originate residential construction, land and land development loans and, although our portfolio balances are well below the peak levels before the financial crisis, in recent years we have experienced increased demand for one-to four-family construction loans and our origination activity has been significant. Outstanding residential construction, land and land development balances increased $82.9 million, or 26%, to $405.2 million at December 31, 2015 compared to $322.3 million at December 31, 2014. Still, residential construction, land and land development loans represented only approximately 6% of our total loan portfolio at December 31, 2015.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years our commercial lending has also included participation in certain national syndicated loans, including share national credits, which totaled $123.7 million at December 31, 2015. Reflecting the recovering national economy and more robust activity in the Northwest, demand for these types of commercial business loans has increased significantly in recent periods and our balances have increased from organic growth as well as from the acquisitions of AmericanWest and Siuslaw Bank. Commercial and agricultural business loans increased $622.0 million, or 65%, to $1.58 billion at December 31, 2015, compared to $962.5 million at December 31, 2014. Commercial and agricultural business loans represented approximately 22% of our portfolio at December 31, 2015.

Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. At December 31, 2015, our outstanding balances for residential mortgages increased $415.5 million to $952.6 million, compared to $537.1 million at December 31, 2014. The increase from the prior year primarily reflects the loans acquired in the acquisition of AmericanWest, as the majority of loans originated during the year were sold. One- to four-family residential real estate loans represented nearly 13% of our loan portfolio at December 31, 2015. Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. We have increased our emphasis on consumer lending in recent years, and while demand for consumer loans has been modest during this period as we believe many consumers have been focused on reducing their personal debt, we began to see some meaningful growth in 2014. For the year 2015, consumer loans, including consumer loans secured by one- to four-family residences, increased $287.7 million to $636.9 million, or 9% of our portfolio at December 31, 2015, with most of the increase arising from the AmericanWest acquisition and increased usage of our home equity lines of credit.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our branch expansion over many years, including the Branch purchase, and our current marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly directed towards increasing transaction and savings accounts and for the past three years we have been very successful in increasing these core deposit balances. The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.

Total deposits were $8.06 billion at December 31, 2015 compared to $3.90 billion a year earlier.  Non-interest-bearing account balances increased 102% to $2.62 billion at December 31, 2015, compared to $1.30 billion a year ago. Interest-bearing transaction and savings accounts totaled $4.08 billion at December 31, 2015, compared to $1.83 billion a year ago, while certificates of deposit increased to $1.35 billion compared to $770.5 million a year earlier. Non-certificate core deposits represented 83% of total deposits at December 31, 2015, compared to 80% of total deposits a year ago and 76% two years earlier. The AmericanWest and Siuslaw Bank acquisitions accounted for $3.50 billion and $324.2 million, respectively, of the total deposit portfolio at December 31, 2015.

Critical Accounting Policies

In the opinion of management, the accompanying Consolidated Statements of Financial Condition and related Consolidated Statements of Operations, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2014.  For additional information concerning critical accounting policies, see Notes 1, 3, 5, 12, 17 and 18 of the Notes to the Consolidated Financial Statements and the following:

Interest Income:   (Notes 1 and 5)  Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the amounts owed, principal or interest, may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Provision and Allowance for Loan Losses:  (Notes 1 and 5)  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income and value impaired loans.

The allowance for loan losses is maintained at a level sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance for loan losses.  The reserve is based upon factors and trends identified by us at the time financial statements are prepared.  Although we use the best information available, future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond our control.  The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio as well as individual review of certain large balance loans. Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral less selling costs and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance.  Losses on specific loans are provided for when the losses are probable and estimable.  General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for.  The level of general reserves is based on analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared.  The formula allowance is calculated by applying loss factors to outstanding loans, excluding those loans that are subject to individual analysis for specific allowances.  Loss factors are based on our historical loss experience adjusted for significant environmental considerations, including the experience of other banking organizations, which in our judgment affect the collectability of the loan portfolio as of the evaluation date.  The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  This methodology may result in actual losses or recoveries differing significantly from the allowance for loan losses in the Consolidated Financial Statements.

While we believe the estimates and assumptions used in our determination of the adequacy of the allowance for loan losses are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the Banks’ allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

Fair Value Accounting and Measurement: (Notes 1 and 18)  We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.  For more information regarding fair value accounting, please refer to Note 18 in the Notes to the Consolidated Financial Statements.

Business Combinations: (Notes 1 and 3) Business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed, both tangible and intangible, and consideration exchanged are recorded at acquisition date fair values. The excess purchase consideration over fair value of net assets acquired is recorded as goodwill. In the event that the fair value of net assets acquired exceeds the purchase price, including fair value of liabilities assumed, a bargain purchase gain is recorded on that acquisition. Expenses incurred in connection with a business combination are expensed as incurred. Changes in deferred tax asset valuation allowances related to acquired tax uncertainties are recognized in net income after the measurement period.

Acquired Loans: (Notes 3 and 5) Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired (PCI) loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. Any subsequent deterioration in credit quality is recognized by recording a provision for loan losses.

Goodwill: (Notes 1 and 17) Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is a two-step process. The first step compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the carrying amount exceeds its fair value, then goodwill impairment may be indicated. The second step allocates the reporting units fair value to its assets and liabilities. If the unallocated fair value does not exceed the carrying amount of goodwill then an impairment loss would be recognized as a charge to earnings.

Other Intangible Assets:  (Notes 1 and 17)  Other intangible assets consists primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Mortgage Servicing Rights: (Note 17) Mortgage servicing rights (MSRs) are recognized as separate assets when rights are acquired through purchase or through sale of loans.  Generally, purchased MSRs are capitalized at the cost to acquire the rights.  For sales of mortgage loans, the value of the MSR is estimated and capitalized.  Fair value is based on market prices for comparable mortgage servicing contracts.  Capitalized MSRs are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Real Estate Owned Held for Sale:  (Notes 1 and 6)  Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the carrying value of the defaulted loan.  Development and improvement costs relating to the property may be capitalized, while other holding costs are expensed.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

Income Taxes and Deferred Taxes:  (Note 12)  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

Accounting Standards Recently Adopted or Issued - See Note 2 of the Notes to the Consolidated Financial Statements for a description of recently adopted and new accounting pronouncements, including the respective dates of adoption and expected effects on the Company's financial position and results of operations.

Comparison of Financial Condition at December 31, 2015 and 2014

General. Total assets increased $5.07 billion, or 107%, to $9.80 billion at December 31, 2015, compared to $4.72 billion at December 31, 2014.  During 2015, we completed acquisitions of AmericanWest, which at the time of acquisition included $4.46 billion of assets, $3.00 billion of net loans, and $3.64 billion of deposits, and of Siuslaw Bank which at the time of acquisition included $369.8 million of assets, $247.1 million of loans, and $316.4 million of deposits. Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) increased $3.48 billion, or 93%, to $7.24 billion at December 31, 2015, from $3.76 billion at December 31, 2014.  The increase in net loans included increases of $1.69 billion in commercial real estate loans, $305.5 million in multifamily real estate loans, $58.6 million in one- to four-family construction loans, $58.4 million in multifamily and commercial construction loans and $46.4 million in land and land development loans. Commercial business loans increased by $484.0 million while agricultural business loans increased $138.0 million. Consumer loans increased by $287.7 million and one- to four-family real estate loans increased by $415.5 million.

The increase in commercial real estate loans included $908.4 million for investment properties and $781.0 million for owner-occupied properties and was largely influenced by the two bank acquisitions. The increase in multifamily loans, which was almost entirely a result of the AmericanWest acquisition, was net of a sale of $151.9 million from the acquired loan portfolio subsequent to the acquisition date. The increase in construction and development loans was particularly helpful to the net interest margin as interest rates, loan fees and the velocity of turnover in this lending activity are generally higher than for most other categories of loans. The increase in one-to four-family loans was also primarily a result of the AmericanWest acquisition. While much of the year-over-year growth in the loan portfolios was a result of the two bank acquisitions, our organic production of new commercial real estate, construction and development, and commercial business loans was solid throughout the year and generally reflected the robust Northwest economy.

Securities increased to $1.39 billion at December 31, 2015, from $582.5 million at December 31, 2014, and the aggregate total of securities and interest-bearing deposits increased $900.1 million, or 141%, to $1.54 billion at December 31, 2015, compared to $637.5 million a year earlier.  The increase in securities balances reflects the $1.04 billion of securities acquired in the AmericanWest acquisition which were primarily MBS and municipals. Securities purchases during 2015 were modest and were primarily mortgage-backed securities and intermediate-term taxable and tax-exempt municipal securities. Securities sales also were modest and were primarily sales of mortgage-backed securities following the AmericanWest acquisition which were undertaken in part to insure that our total assets remained below $10.0 billion at December 31, 2015. The average effective duration of Banner's securities portfolio was approximately 3.3 years at December 31, 2015. Primarily reflecting significant adjustments in prior years, the fair value of our trading securities was $5.2 million less than their amortized cost at December 31, 2015.  In addition, fair value adjustments for securities designated as available-for-sale reflected a decrease of $645,000 for the year ended December 31, 2015, which was included net of the associated tax benefit of $249,000 as a component of other comprehensive income and largely occurred as a result of slightly increased market interest rates. Periodically, we also acquire securities (primarily municipal bonds) which are designated as held-to-maturity and this portfolio increased by $89.4 million from the prior year-end balances largely as result of additions from the AmericanWest portfolio. (See Notes 4 and 18 of the Notes to the Consolidated Financial Statements.)

REO increased $8.3 million, to $11.6 million at December 31, 2015 compared to $3.4 million at December 31, 2014 and $4.0 million at December 31, 2013. The increase largely reflects REO acquired from the two bank acquisitions in 2015.  During the year ended December 31, 2015, we transferred $4.4 million of loans into REO, capitalized additional investments of $298,000 in previously acquired properties, added $8.2 million of properties as a result of the acquisitions, disposed of approximately $4.7 million of properties and recognized $135,000 of gains in current earnings, net of valuation adjustments, for REO properties sold.  (See “Asset Quality” discussion below.)

Deposits increased $4.16 billion, or 107%, to $8.06 billion at December 31, 2015, from $3.90 billion at December 31, 2014, largely as a result of the acquisitions of AmericanWest and Siuslaw, but also augmented by continued strong organic growth.  Non-interest-bearing deposits increased by $1.32 billion, or 102%, to $2.62 billion from $1.30 billion, interest-bearing transaction and savings accounts increased by $2.25 billion, or 123%, to $4.08 billion at December 31, 2015 from $1.83 billion at December 31, 2014, and certificates of deposit increased $583.4 million, or 76%, to $1.35 billion at December 31, 2015 from $770.5 million at December 31, 2014. Core deposits increased to 83% of total deposits at December 31, 2015, compared to 80% of total deposits one year earlier. In addition to our organic growth in deposits, the acquisitions of AmericanWest and Siuslaw resulted in a $3.82 billion increase in deposits, including $1.09 billion in non-interest bearing deposits, $2.11 billion in interest-bearing transactions and savings accounts, and $620.8 million in certificates of deposit as of December 31, 2015.

FHLB advances increased $101.1 million, to $133.4 million at December 31, 2015 from $32.3 million at December 31, 2014.  The increase primarily reflects FHLB advances assumed in the acquisition of AmericanWest that are still outstanding as of the end of the year. Other borrowings, consisting of retail and wholesale repurchase agreements primarily related to customer cash management accounts, increased $21.1 million to $98.3 million at December 31, 2015, compared to $77.2 million at December 31, 2014. Junior subordinated debentures, which are carried at fair value, increased $14.5 million to $92.5 million at December 31, 2015 from $78.0 million a year ago, primarily as a result of the $11.8 million assumed in the acquisitions of AmericanWest and Siuslaw Bank.  For more information, see Notes 9, 10 and 11 of the Notes to the Consolidated Financial Statements.

Total shareholders’ equity increased $717.2 million, or 123%, to $1.30 billion at December 31, 2015 compared to $582.9 million at December 31, 2014. The increase primarily reflects the $688.8 million value of the 14.6 million common shares issued for the acquisitions of Starbuck and Siuslaw and $45.2 million of earnings from operations, which was partially offset by the declaration and accrual of $19.9 million in cash dividends to common shareholders. Tangible common shareholders' equity, which excludes intangible assets, also increased $435.5 million to $1.02 billion, or 10.68% of tangible assets at December 31, 2015, compared to $580.1 million, or 12.29% at December 31, 2014.

Investments.  At December 31, 2015, our consolidated investment portfolio totaled $1.39 billion and consisted principally of U.S. Government and agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, corporate debt obligations, and asset-backed securities.  From time to time, our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2015, our aggregate investment in securities increased $810.8 million primarily due to the $1.04 billion of securities acquired in the AmericanWest acquisition.  Holdings of mortgage-backed securities increased $658.1 million, municipal bonds increased $135.0 million, corporate bonds increased $13.0 million and asset-backed securities increased $5.3 million. Partially offsetting those increases, U.S. Government and agency obligations decreased $716,000.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $32.7 million (also with an amortized cost of $32.5 million) at December 31, 2015, a weighted average contractual maturity of 8.8 years and a weighted average coupon rate of 3.08%.  Nearly half of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Mortgage-Backed Obligations:  At December 31, 2015, our mortgage-backed and mortgage-related securities had a carrying value of $984.4 million ($984.5 million at amortized cost, with a net fair value adjustment of $100,000).  The weighted average coupon rate of these securities was 3.54% and the weighted average contractual maturity was 14.5 years, although we receive principal payments on these securities each period resulting in a much shorter expected average life.  As of December 31, 2015, 96% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 4% pay at an adjustable interest rate.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2015 was $170.8 million ($170.2 million at amortized cost, with a net fair value adjustment of $563,000), and was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2015 had a carrying value of $135.7 million (also $135.8 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. We have not experienced any defaults or payment deferrals on our current portfolio of municipal bonds.  Our combined municipal bond portfolio is geographically diverse, with over half within our geographic footprint. At December 31, 2015, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 9.6 years and a weighted average coupon rate of 4.50%.

Corporate Bonds:  Our corporate bond portfolio had a carrying value of $39.0 million ($45.3 million at amortized cost, with a net fair value adjustment of $6.3 million) at December 31, 2015. Long-term adjustable-rate capital securities issued by financial institutions make up nearly half of our corporate bond portfolio.  The market for these capital securities deteriorated significantly in 2008 and 2009 and in our opinion is still not currently functioning in a meaningful manner.  As a result, the fair value estimates for many of these securities are more subjective.  Nonetheless, it is apparent that the values have declined appreciably since purchase, which is reflected in our financial statements and results of operations, although values have recently improved. During 2015 and 2014 we had approximately $1.9 million and $5.1 million, respectively, of recovery in our fair value adjustments as a result of the full payoff and sales of several investments in similar collateralized debt obligations that had previously been valued substantially below their amortized cost.  (See “Critical Accounting Policies” above and Note 18 of the Notes to the Consolidated Financial Statements.)  At December 31, 2015, the portfolio had a weighted average maturity of 16.5 years and a weighted average coupon rate of 2.50%.

Asset-Backed Securities:  At December 31, 2015, our asset-backed securities portfolio had a carrying value of $30.7 million (also with an amortized cost of $31.3 million), and was comprised of securitized pools of student loans issued or guaranteed by the Student Loan Marketing Association (SLMA) and credit card receivables.  The weighted average coupon rate of these securities was 1.67% and the weighted average contractual maturity was 9.7 years. Approximately 68% of these securities have adjustable interest rates tied to three-month LIBOR while the remaining securities have fixed interest rates.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost as of December 31, 2015, 2014 and 2013 (dollars in thousands):

Table 1: Securities

	December 31
	2015		2014		2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Trading
U.S. Government and agency obligations	$1,368	4.0%	$1,505	3.7%	$1,481	2.4%
Municipal bonds	341	1.0	1,440	3.6	5,023	8.0
Corporate bonds	18,699	54.8	19,118	47.5	35,140	56.2
Mortgage-backed or related securities:	13,663	40.0	18,136	45.1	20,760	33.3
Equity securities	63	0.2	59	0.1	68	0.1
Total securities—trading	$34,134	100.0%	$40,258	100.0%	$62,472	100.0%

Available-for-Sale
U.S. Government and agency obligations	$30,231	2.7%	$29,770	7.2%	$58,660	12.5%
Municipal bonds	143,319	12.6	50,028	12.2	52,855	11.2
Corporate bonds	15,981	1.4	5,018	1.2	6,964	1.5
Mortgage-backed or related securities	918,259	80.6	300,810	73.2	326,610	69.5
Asset-backed securities	30,685	2.7	25,395	6.2	25,191	5.3
Equity securities	98	—	—	—	—	—
Total securities—available-for-sale	$1,138,573	100.0%	$411,021	100.0%	$470,280	100.0%

Held-to-Maturity
U.S. Government and agency obligations	$1,106	0.5%	$2,146	1.6%	$1,186	1.2%
Municipal bonds	162,778	73.8	119,951	91.4	95,926	93.6
Corporate bonds	4,273	1.9	1,800	1.4	2,050	2.0
Mortgage-backed or related securities	52,509	23.8	7,361	5.6	3,351	3.2
Total securities—held-to-maturity	$220,666	100.0%	$131,258	100.0%	$102,513	100.0%
Estimated market value	$226,627		$137,608		$103,610

The following table shows the maturity or period to repricing of our consolidated portfolio of securities as of December 31, 2015 (dollars in thousands):

Table 2:  Securities—Maturity/Repricing and Rates

	December 31, 2015
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten to Twenty Years		After Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations:
Fixed-rate	$—	—%	$15,168	1.19%	$1,338	5.19%	$3,786	1.38%	$—	—%	$20,292	1.46%
Adjustable-rate	11,152	1.87	458	1.00	—	—	803	1.96	—	—	12,413	1.84
	11,152	1.87	15,626	1.19	1,338	5.19	4,589	1.48	—	—	32,705	1.61
Municipal bonds:
Fixed-rate taxable	8,049	2.58	39,644	1.19	79,798	2.84	8,166	3.61	—	—	135,657	2.64
Fixed-rate tax exempt	4,052	2.21	18,040	1.65	26,983	2.66	110,827	3.20	—	2.48	168,948	2.88
Adjustable-rate tax exempt	—	—	—	—	—	—	—	—	1,833	3.15	1,833	3.15
	12,101	2.46	57,684	1.93	106,781	2.79	118,993	3.23	10,879	2.60	306,438	2.78
Corporate bonds:
Fixed-rate	250	3.00	5,653	2.75	1,050	3.52	—	—	2,473	—	9,426	2.12
Adjustable-rate	29,527	2.63	—	—	—	—	—	—	—	—	29,527	2.63
	29,777	2.63	5,653	2.75	1,050	3.52	—	—	2,473	—	38,953	2.52
Mortgage-backed or related securities:
Fixed-rate	4,994	1.25	206,174	1.50	129,297	2.26	302,582	2.33	303,199	2.50	946,246	2.19
Adjustable-rate	16,027	2.37	17,237	2.05	4,921	2.63	—	—	—	—	38,185	2.26
	21,021	2.10	223,411	1.54	134,218	2.28	302,582	2.33	303,199	2.50	984,431	2.19
Asset-backed securities:
Fixed-rate	—	—	—	—	9,792	1.65	—	—	—	—	9,792	1.65
Adjustable-rate	20,893	1.60	—	—	—	—	—	—	—	—	20,893	1.60
	20,893	1.60	—	—	9,792	1.65	—	—	—	—	30,685	1.62
Equity securities	161	—	—	—	—	—	—	—	—	—	161	—
Total securities—carrying value	$95,105	2.20	$302,374	1.62	$253,179	2.49	$426,164	2.57	$316,551	2.48	$1,393,373	2.30
Total securities—estimated market value	$95,155		$302,477		$253,860		$431,009		$316,833		$1,399,334

Loans and Lending.  Our loan portfolio increased $3.48 billion, or 91%, during the year ended December 31, 2015, compared to an increase of $415.0 million, or 12%, during the year ended December 31, 2014.  The AmericanWest acquisition accounted for $2.82 billion of the year-end loan portfolio and the Siuslaw acquisition accounted for $227.1 million of the year-end loan portfolio, while organic loan growth accounted for $441.4 million of the increase from the prior year. While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  We have implemented strategies designed to capture more market share and achieve increases in targeted loans resulting in strong loan originations in 2015 and 2014. Nonetheless, looking forward, new loan originations and portfolio balances will continue to be significantly affected by the course of economic activity.  For the years ended December 31, 2015, 2014 and 2013, we originated loans, net of repayments and charge-offs, of $741.7 million, $506.0 million and $594.6 million, respectively.  The level of net originations during all three years was significantly impacted by a substantial amount of loan repayments. We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans to secondary market purchasers.  As a result of the acquisition of AmericanWest Bank in 2015, we began originating multifamily loans for sale, in addition to the multifamily loans originated for portfolio. Proceeds from sales of loans for the years ended December 31, 2015, 2014 and 2013 totaled $801.6 million (including $151.9 million from the sale of multifamily loans acquired through the merger with AmericanWest), $379.2 million and $462.5 million, respectively.  See “Loan Servicing Portfolio” below.  Loans held for sale increased $41.9 million to $44.7 million at December 31, 2015, compared to $2.8 million at December 31, 2014.

At various times, we also purchase whole loans and participation interests in loans.  During the years ended December 31, 2015, 2014 and 2013, we purchased $323.5 million, $194.4 million and $48.7 million, respectively, of loans and loan participation interests. The significant increase in loan purchases in the current year primarily reflects participations in commercial real estate loans.

One- to Four-Family Residential Real Estate Lending:  At December 31, 2015, $952.6 million, or 13%, of our loan portfolio, consisted of permanent loans on one- to four-family residences.  We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah.  Our one- to four-family loan originations, including loans held for sale and originated for portfolio, totaled $710.7 million for the year ended December 31, 2015, compared to $410.0 million and $511.0 million for the years ended December 31, 2014 and 2013, respectively. Despite the majority of our loan origination volume being sold during the year, our balance of loans for one- to four-family residences increased by $415.5 million in 2015, largely as a result of loans acquired in the acquisition of AmericanWest.

Construction and Land Lending:   Our construction loan originations have increased for each of the past three years as builders have expanded production and experienced strong sales in many markets where we operate. We have also experienced a meaningful increase in originations of construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one-to-four family loans upon completion of the homes. As a result, one-to four-family construction loans have increased by $40.0 million in 2013, $19.0 million in 2014 and $58.6 million in 2015, to total $278.5 million at December 31, 2015. In addition, during the year ended December 31, 2015, land development loans (both residential and commercial) increased by $46.4 million to $160.0 million at December 31, 2015.  Our construction and land development loan originations including loans for residential and commercial properties totaled $987.5 million for the year ended December 31, 2015, compared to $684.4 million for the year ended December 31, 2014, and $655.3 million for the year ended December 31, 2013.  At December 31, 2015, construction and land loans totaled $574.4 million (including $278.5 million of one- to four-family construction loans, $126.8 million of residential land or land development loans, $135.9 million of commercial and multifamily real estate construction loans and $33.2 million of commercial land or land development loans), or 8% of total loans, compared to $411.0 million, or 11%, at December 31, 2014. At December 31, 2015, only $2.3 million of these loans were non-performing. For the years ended December 31, 2015 and 2014, performing construction loans contributed significantly to our net interest income and profitability.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by multifamily and commercial real estate.  Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  Total balances of multifamily and commercial real estate loans increased $1.99 billion or 127% from the prior year end, largely as a result of the two bank acquisitions and strong organic growth.  At December 31, 2015, our loan portfolio included $3.09 billion of commercial real estate loans, or 42% of the total loan portfolio.  Our portfolio of multifamily loans was much smaller, at $473.0 million, or 6% of total loans.

Commercial Business Lending:  We are active in small- to medium-sized business lending.  In addition to providing earning assets, this type of lending has helped increase our deposit base. For 2015, the acquisitions of AmericanWest and Siuslaw Bank and good production levels for targeted business loans resulted in a $484.0 million, or 67%, increase in commercial business loans. Although business credit line utilizations remain low, the increase in commercial business loans is an encouraging sign of improving economic activity as well as additional successful sales results for our lending offices.  At December 31, 2015, commercial business loans totaled $1.21 billion, or 17% of total loans, compared to $724.0 million, or 19%, at December 31, 2014.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon, California, Idaho and Utah locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  Generally, in recent years, weather conditions, production levels and market prices have been good for most of our agricultural borrowers.  Our 2015 production levels for agricultural loans were consistent with recent years and at December 31, 2015, agricultural loans totaled $376.5 million, or 5% of the loan portfolio, compared to $238.5 million, or 6%, at December 31, 2014.

Consumer and Other Lending:  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing customer base.  In recent years, demand for consumer loans has been restrained; however, outstanding balances have increased modestly from organic production despite mortgage refinancing activity that has resulted in elevated repayments on home equity lines of credit.  The significant increase in consumer loan balances in 2015 and 2014 largely reflects loans acquired as part of the bank acquisitions in 2015 and the Branch purchase in 2014. At December 31, 2015, our consumer loans increased $287.7 million to $636.9 million, or 9% of our loan portfolio, compared to $349.2 million, or 9%, at December 31, 2014.  As of December 31, 2015, 75% of our consumer loans were secured by one- to four-family real estate, including home equity lines of credit.  Credit card balances totaled $28 million at December 31, 2015 compared to $24 million a year earlier.

Loan Servicing Portfolio:  At December 31, 2015, we were servicing $2.33 billion of loans serviced for others and held $9.6 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2015 was composed of $976.8 million of Freddie Mac residential mortgage loans, $700.8 million of Fannie Mae residential mortgage loans, $404.6 million of Oregon Housing residential mortgage loans and $251.1 million of other loans serviced for a variety of investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon and Idaho.  For the year ended December 31, 2015, we recognized $1.7 million of loan servicing fees in our results of operations, which was net of $3.2 million of amortization for mortgage servicing rights (MSRs) and included no impairment charges or reversals for a valuation adjustment to MSRs.

Mortgage Servicing Rights:  For the years ended December 31, 2015, 2014 and 2013, we capitalized $5.3 million, $3.0 million, and $2.9 million, respectively, of MSRs relating to loans sold with servicing retained.  We acquired $2.2 million in MSRs from Siuslaw Bank in 2015, while no MSRs were purchased in 2014 and 2013.  Amortization of MSRs for the years ended December 31, 2015, 2014 and 2013 was $3.2 million, $2.1 million, and $2.4 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. At December 31, 2015, our MSRs were carried at a value of $13.3 million, net of amortization, compared to $9.0 million at December 31, 2014.

The following table sets forth the composition of the Company’s loan portfolio, by type of loan as of the dates indicated (dollars in thousands):

Table 3:  Loan Portfolio Analysis

	December 31
	2015		2014		2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,327,807	18.2%	$546,783	14.3%	$502,601	14.7%	$489,581	15.1%	$469,806	14.2%
Investment properties	1,765,353	24.1	856,942	22.4	692,457	20.2	583,641	18.0	621,622	18.9
Multifamily real estate	472,976	6.5	167,524	4.4	137,153	4.0	137,504	4.3	139,710	4.2
Commercial construction	72,103	1.0	17,337	0.5	12,168	0.4	30,229	0.9	42,391	1.3
Multifamily construction	63,846	0.9	60,193	1.6	52,081	1.5	22,581	0.7	19,436	0.6
One- to four-family construction	278,469	3.8	219,889	5.7	200,864	5.9	160,815	5.0	144,177	4.4
Land and land development:
Residential	126,773	1.7	102,435	2.7	75,695	2.2	77,010	2.4	97,491	3.0
Commercial	33,179	0.5	11,152	0.3	10,450	0.3	13,982	0.4	15,197	0.5
Commercial business	1,207,944	16.5	723,964	18.9	682,169	20.0	618,049	19.1	601,440	18.2
Agricultural business, including secured by farmland	376,531	5.1	238,499	6.2	228,291	6.7	230,031	7.1	218,171	6.6
One- to four-family real estate	952,633	13.0	537,108	14.0	529,494	15.5	581,670	18.0	642,501	19.5
Consumer secured by one- to four-family real estate	478,420	6.5	222,205	5.8	173,188	5.1	170,123	5.3	181,049	5.5
Consumer—other	158,470	2.2	127,003	3.3	121,834	3.5	120,498	3.7	103,347	3.1
Total loans outstanding	7,314,504	100.0%	3,831,034	100.0%	3,418,445	100.0%	3,235,714	100.0%	3,296,338	100.0%
Less allowance for loan losses	(78,008)		(75,907)		(74,258)		(77,491)		(82,912)
Net loans	$7,236,496		$3,755,127		$3,344,187		$3,158,223		$3,213,426

The following table sets forth the Company’s loans by geographic concentration at December 31, 2015 (dollars in thousands):

Table 4:  Loans by Geographic Concentration

	Washington	Oregon	California	Idaho	Utah	Other	Total
Total loans outstanding	$3,343,112	$1,446,531	$1,234,016	$496,870	$325,011	$468,964	$7,314,504
Percent of total loans	45.7%	19.8%	16.9%	6.8%	4.4%	6.4%	100.0%

The following table sets forth certain information at December 31, 2015 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts, include loans held for sale and exclude the allowance for loan losses (in thousands):

Table 5:  Loans by Maturity

	Maturing in One Year or Less	Maturing After One to Three Years	Maturing After Three to Five Years	Maturing After Five to Ten Years	Maturing After Ten Years	Total
Commercial real estate:
Owner-occupied	$60,326	$147,167	$109,230	$756,519	$254,565	$1,327,807
Investment properties	98,208	225,880	124,114	895,065	422,086	1,765,353
Multifamily real estate	25,049	31,451	10,054	131,689	274,733	472,976
Commercial construction	40,786	19,520	—	6,273	5,524	72,103
Multifamily construction	40,430	23,172	—	244	—	63,846
One- to four-family construction	252,422	20,127	—	3,962	1,958	278,469
Land and land development:
Residential	65,667	57,953	3,153	—	—	126,773
Commercial	16,331	10,097	2,996	3,230	525	33,179
Commercial business	543,500	167,435	233,738	199,789	63,482	1,207,944
Agricultural business, including secured by farmland	157,467	56,539	48,575	98,867	15,083	376,531
One- to four-family real estate	24,428	20,839	22,326	56,935	828,105	952,633
Consumer secured by one- to four-family real estate	7,050	9,738	5,376	23,896	432,360	478,420
Consumer—other	23,643	18,026	16,586	34,951	65,264	158,470
Total loans	$1,355,307	$807,944	$576,148	$2,211,420	$2,363,685	$7,314,504

Contractual maturities of loans do not necessarily reflect the actual life of such assets.  The average life of loans typically is substantially less than their contractual maturities because of principal repayments and prepayments.  In addition, due-on-sale clauses on certain mortgage loans generally give us the right to declare loans immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase however when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

The following table sets forth the dollar amount of all loans maturing after December 31, 2016 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 6:  Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate:
Owner-occupied	$290,340	$977,141	$1,267,481
Investment properties	643,872	1,023,273	1,667,145
Multifamily real estate	102,312	345,615	447,927
Commercial construction	1,850	29,467	31,317
Multifamily construction	7,608	15,809	23,417
One- to four-family construction	5,980	20,066	26,046
Land and land development:
Residential	9,063	52,043	61,106
Commercial	9,437	7,410	16,847
Commercial business	354,907	309,538	664,445
Agricultural business, including secured by farmland	80,415	138,649	219,064
One- to four-family real estate	612,953	315,252	928,205
Consumer secured by one- to four-family real estate	19,003	452,367	471,370
Consumer—other	88,934	45,893	134,827
Total loans maturing after one year	$2,226,674	$3,732,523	$5,959,197

Deposits.  We made further progress in 2015 implementing our strategies to strengthen our franchise by remixing our deposits away from higher cost certificates of deposit and emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts.  This progress was significantly augmented by the acquisitions of Siuslaw Bank and AmericanWest, as both banks had strong core deposit balances and franchises. Increasing core deposits (transaction and savings accounts) is a fundamental element of our business strategy. This strategy continues to improve our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits increased $4.16 billion, or 107%, to $8.06 billion at December 31, 2015 from $3.90 billion at December 31, 2014, non-interest-bearing deposits increased by $1.32 billion, or 102%, to $2.62 billion at year end from $1.30 billion at December 31, 2014, and interest-bearing transaction and savings accounts increased by $2.25 billion, or 123%, to $4.08 billion at December 31, 2015 compared to $1.83 billion a year earlier.  Our organic growth of core deposits followed similarly strong results in 2014 and, coupled with the acquired deposits, was primarily responsible for the reduced deposit costs and helped us to achieve the strong net interest margin we experienced in 2015 and a 33% increase in deposit fees and service charges compared to the preceding year.  Certificates of deposit increased $583.4 million, or 76%, to $1.35 billion at December 31, 2015 from $770.5 million at December 31, 2014. The increase in certificate balances in 2015 includes a $158.1 million increase in brokered deposits to $162.9 million at December 31, 2015, reflecting brokered deposits acquired in the AmericanWest acquisition. In addition to our organic growth in deposits, the acquisitions of AmericanWest and Siuslaw resulted in a $3.82 billion increase in deposits, including $1.09 billion in non-interest bearing deposits, $2.11 billion in interest-bearing transaction and savings accounts, and $620.8 million in certificates of deposit as of December 31, 2015.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 7:  Deposits

	December 31
	2015			2014			2013
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$2,619,618	32.5%	$1,320,752	$1,298,866	33.3%	$183,520	$1,115,346	30.8%
Interest-bearing checking	1,159,846	14.4	720,366	439,480	11.3	16,570	422,910	11.7
Regular savings	1,284,642	16.0	383,500	901,142	23.1	102,378	798,764	22.1
Money market	1,637,092	20.3	1,148,146	488,946	12.5	80,735	408,211	11.3
Total transaction and savings accounts	6,701,198	83.2	3,572,764	3,128,434	80.2	383,203	2,745,231	75.9
Certificates maturing:
Within one year	985,193	12.2	420,692	564,501	14.5	(95,893)	660,394	18.2
After one year, but within two years	226,381	2.8	108,657	117,724	3.1	(65)	117,789	3.3
After two years, but within five years	139,082	1.7	55,350	83,732	2.1	(7,148)	90,880	2.5
After five years	3,214	0.1	(1,345)	4,559	0.1	927	3,632	0.1
Total certificate accounts	1,353,870	16.8	583,354	770,516	19.8	(102,179)	872,695	24.1
Total Deposits	$8,055,068	100.0%	$4,156,118	$3,898,950	100.0%	$281,024	$3,617,926	100.0%

Included in Total Deposits:
Public transaction accounts	$209,430	2.6%	$106,576	$102,854	2.6%	$15,333	$87,521	2.4%
Public interest-bearing certificates	31,281	0.4	(4,065)	35,346	0.9	(16,119)	51,465	1.4
Total public deposits	$240,711	3.0%	$102,511	$138,200	3.5%	$(786)	$138,986	3.8%
Total brokered deposits	$162,936	2.0%	$158,137	$4,799	0.1%	$508	$4,291	0.1%

The following table indicates the amount of the Banks’ certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2015 (in thousands):

Table 8:  Maturity Period—$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater
Maturing in three months or less	$229,253
Maturing after three months through six months	82,908
Maturing after six months through twelve months	164,022
Maturing after twelve months	173,391
Total	$649,574

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2015 (in thousands):

Table 9: Geographic Concentration of Deposits

	Washington	Oregon	California	Idaho	Utah	Total
Total deposits	$4,219,304	$1,648,421	$1,592,365	$435,099	$159,879	$8,055,068
Percent of total deposits	52.4%	20.4%	19.8%	5.4%	2.0%	100.0%

Borrowings.  The FHLB-Des Moines serves as our primary borrowing source.  To access funds, we are required to own a sufficient level of capital stock in the FHLB-Des Moines and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided that certain creditworthiness standards have been met.  At December 31, 2015, we had $133.4 million of FHLB advances outstanding (at fair value) at a weighted average rate of 0.68%, an increase of $101.1 million compared to a year earlier.  Also at December 31, 2015, we had an investment of $16.1 million in FHLB capital stock.  At that date, Banner Bank was authorized by the FHLB-Des Moines to borrow up to $1.77 billion under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $28.0 million under a similar agreement.

The following table provides additional detail on our FHLB advances as of December 31, 2015 and 2014 (dollars in thousands):

Table 10:  FHLB Advances Outstanding

	December 31
	2015		2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$107,600	0.55%	$32,000	0.27%
Maturing after one year through three years	25,000	1.19	—	—
Maturing after three years through five years	—	—	—	—
Maturing after five years	188	5.94	196	5.94
Total FHLB advances, at par	132,788	0.68	32,196	0.27
Fair value adjustment	593		54
Total FHLB advances, carried at fair value	$133,381		$32,250

At certain times the Federal Reserve Bank has also served as an important source of borrowings.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Des Moines.  At December 31, 2015, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $735.0 million from the Federal Reserve Bank; however, at that date we had no funds borrowed under this arrangement.

We also issue retail repurchase agreements to customers that are primarily related to customer cash management accounts and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2015, retail and wholesale repurchase agreements totaling $98.3 million, with a weighted average rate of 0.29%, were secured by pledges of certain mortgage-backed securities and agency securities.  Retail repurchase agreement balances, which are primarily associated with customer sweep account arrangements, increased $16.1 million, or 21%, from the 2014 year-end balance.  We had $5.0 million of borrowings under wholesale repurchase agreements at December 31, 2015, compared to none at December 31, 2014.

We have an aggregate of $136.0 million, net of repayments, of trust preferred securities (TPS).  This includes $120.0 million issued by us and $16.0 million acquired in the acquisitions of Starbuck and Siuslaw. The junior subordinated debentures associated with the TPS have been recorded as liabilities on our Consolidated Statements of Financial Condition, although portions of the TPS qualify as Tier 1 or Tier II capital for regulatory capital purposes.  The junior subordinated debentures are carried at fair value on our Consolidated Statements of Financial Condition and have an estimated fair value of $92.5 million at December 31, 2015.  At December 31, 2015, the TPS had a weighted average rate of 2.76%.  See Note 11, Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Trust Preferred Securities, of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

Asset Quality.  Achieving and maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. As a result, our non-performing assets declined substantially from 2011 to 2014. The increase in non-performing assets in 2015 was primarily the result of REO properties acquired in the acquisitions of AmericanWest and Siuslaw Bank. All of our key credit quality metrics have improved compared to a year ago, and as a result our collection costs have been further reduced. In addition, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results. While our non-performing assets and credit costs have been materially reduced, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-performing assets increased to $27.1 million, or 0.28% of total assets, at December 31, 2015, from $20.2 million, or 0.43% of total assets, at December 31, 2014, and decreased from $28.9 million, or 0.66% of total assets, at December 31, 2013.  Reflecting lingering weakness in certain segments of the economy and property values which now have generally stabilized but are lower than when many of the related loans were originated, we continued to maintain a strong allowance for loan losses at year end even though non-performing loans declined.  At December 31, 2015, our allowance for loan losses was $78.0 million, or 512% of non-performing loans, compared to $75.9 million, or 454% of non-performing loans at December 31, 2014.  We continue to believe our level of non-performing loans and assets is manageable and further believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At December 31, 2015, we had $21.8 million of restructured loans currently performing under their restructured terms.

Loans acquired in the merger transactions with deteriorated credit quality are accounted for as purchased credit impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit impaired loans. Purchase credit impaired loans were $58.6 million at December 31, 2015, compared to none in the prior years.

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 11:  Non-Performing Assets

	December 31
	2015	2014	2013	2012	2011
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$3,751	$1,132	$6,287	$6,579	$9,226
Multifamily	—	—	—	—	362
Construction/land	2,260	1,275	1,193	3,672	27,731
One- to four-family	4,700	8,834	12,532	12,964	17,408
Commercial business	2,159	537	723	4,750	13,460
Agricultural business, including secured by farmland	697	1,597	—	—	1,896
Consumer	703	1,187	1,173	3,396	2,905
	14,270	14,562	21,908	31,361	72,988
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	899	2,095	2,611	2,877	2,147
Commercial business	8	—	—	—	4
Agricultural business, including secured by farmland	—	—	105	—	—
Consumer	45	79	144	152	173
	952	2,174	2,860	3,029	2,324
Total non-performing loans	15,222	16,736	24,768	34,390	75,312
Securities on nonaccrual	—	—	—	—	500
REO assets held for sale, net (2)	11,627	3,352	4,044	15,778	42,965
Other repossessed assets held for sale, net	268	76	115	75	74
Total non-performing assets	$27,117	$20,164	$28,927	$50,243	$118,851
Total non-performing loans to net loans before allowance for loan losses	0.21%	0.44%	0.72%	1.06%	2.28%
Total non-performing loans to total assets	0.16%	0.35%	0.56%	0.81%	1.77%
Total non-performing assets to total assets	0.28%	0.43%	0.66%	1.18%	2.79%
Restructured loans (3)	$21,786	$29,154	$47,428	$57,462	$54,533
Loans 30-89 days past due and on accrual	$18,834	$8,387	$8,784	$11,685	$9,962

(1)
Includes $2.3 million of non-accrual restructured loans. For the year ended December 31, 2015, $1.1 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

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

In addition to the non-performing loans noted in Table 11 and purchased credit impaired loans as of December 31, 2015, we had other classified loans with an aggregate outstanding balance of $35.8 million that are not on nonaccrual status with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended December 31, 2015, 2014 and 2013, we recognized $216,000, $36,000 and $785,000, respectively, of these impairment charges. During the years ended December 31, 2015, 2014 and 2013, we received net proceeds from the sale of REO of $4.7 million, $4.9 million and $16.9 million, respectively, and recorded net gains on those sales of $351,000, $973,000 and $2.5 million, respectively. At December 31, 2015, REO totaled $11.6 million.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014

For the year ended December 31, 2015, we had net income of $45.2 million, or $1.89 per diluted share.  This compares to net income of $54.1 million, or $2.79 per diluted share, for the year ended December 31, 2014. Results for 2014 included a $9.1 million bargain purchase gain ($5.8 million net of income tax) related to the Branch purchase, which net of related acquisition expenses and taxes contributed $0.30 to diluted net income per share. Acquisition-related expenses were $26.1 million, or $0.76 per diluted share net of tax benefit, in 2015 compared to $4.3 million, or $0.17 per diluted share net of tax benefit, in 2014.

Our operating results depend largely on our net interest income which, as explained below, increased by $62.4 million to $242.3 million, primarily because of the acquisition of AmericanWest and Siuslaw Bank, as well as significant organic loan and deposit growth.  Our operating results for the year ended December 31, 2015 also reflected an increase in non-interest income, as strong growth in deposit fees and other service charges and revenues from mortgage banking operations more than offset the adverse variance from changes in valuation of financial instruments carried at fair value and the nonrecurring 2014 bargain purchase gain . Excluding fair value and OTTI adjustments, net gains on sale of securities and the bargain purchase gain in 2014, our non-interest income from core operations increased by $19.1 million to $63.6 million for the year ended December 31, 2015 compared to $44.5 million the preceding year, primarily as a result of a $10.1 million increase in deposit fees and other service charges and a $7.5 million increase in mortgage banking operations.  This increase in non-interest income from core operations, coupled with the increase in net interest income, produced an increase of $81.6 million, or 36%, in revenue from core operations to $305.9 million for the year ended December 31, 2015 compared to $224.4 million for the year ended December 31, 2014. Non-interest expense increased to $236.6 million for the year ended December 31, 2015 compared with $153.7 million for the year ended December 31, 2014 largely as a result of acquisition-related expenses and incremental costs associated with acquiring and operating the 98 branches acquired in the AmericanWest acquisition on October 1, 2015 and the ten Siuslaw branches acquired in March 2015, as well as a full year's expense related to the Branch purchase in June 2014 and generally increased compensation, occupancy and payment and card processing services reflecting increased transaction volume.

Net Interest Income.  Net interest income before provision for loan losses increased by $62.4 million, or 35%, to $242.3 million for the year ended December 31, 2015, compared to $179.9 million one year earlier largely reflecting the acquisitions of AmericanWest and Siuslaw Bank and continued client acquisition. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans received in Banner's acquisitions, which is accreted into loan interest income, as well as by net premiums on non-market-rate certificate of deposit liabilities assumed which are amortized as a reduction to deposit interest expense. The net interest margin of 4.10% for the year ended December 31, 2015 was three basis points higher than the prior year reflecting seven basis points from acquisition accounting adjustments, compared to just one basis point from acquisition accounting adjustments in 2014.  The average yield on interest-earning assets for the year ended December 31, 2015 of 4.31% was flat compared to the prior year as favorable purchase accounting adjustments and modest changes in the mix of earning assets offset the impact of the low interest rate environment on loan yields.  Funding costs were lower, as the average cost of funding liabilities decreased by five basis points to 0.22% as compared to the prior year.  As a result, the net interest spread increased to 4.09% for the year ended December 31, 2015 compared to 4.04% for the prior year.

Interest Income.  Interest income for the year ended December 31, 2015 was $254.4 million, compared to $190.7 million for the prior year, an increase of $63.8 million, or 33%.  The increase in interest income occurred as a result of the significant increase in the average balances of interest-earning assets. The average balance of interest-earning assets was $5.90 billion for the year ended December 31, 2015, an increase of $1.48 billion, or 34%, compared to $4.42 billion one year earlier. The yield on average interest-earning assets was 4.31% for both the years ended December 31, 2015 and 2014. The flat yield on earning assets reflects the continuing erosion of yields as loans mature or prepay and are replaced by lower yielding assets in the current low interest rate environment partially offset by the positive impact of the purchase accounting loan discount accretion, as well as modest improvement in securities yields and changes in the asset mix. Loan yields decreased five basis points to 4.78% for the year ended December 31, 2015 compared to 4.83% in the preceding year, reflecting a further decline in average loan rates which was only partially offset by the loan discount accretion.  Average loans receivable for the year ended December 31, 2015 increased $1.28 billion, or 35%, to $4.96 billion, compared to $3.68 billion for the prior year.  Interest income on loans increased by $59.8 million, or 34%, to $237.3 million for the year ended December 31, 2015, from $177.5 million for the prior year, reflecting the impact of the $1.28 billion increase in average loan balances and the five basis point decrease in the average yield on loans.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock increased to $941.0 million for the year ended December 31, 2015 (excluding the effect of fair value adjustments), compared to $740.3 million for the year ended December 31, 2014, accounting for most of the $4.0 million increase in interest and dividend income compared to the prior year.  The average yield on the combined portfolio increased to 1.82% for the year ended December 31, 2015, from 1.77% for the prior year. Portfolio yields improved from higher interest rates on the securities acquired in the AmericanWest acquisition. The average yield on this portfolio also benefited from a $15.2 million reduction in the average balance of FHLB stock which had a very low 0.67% dividend yield. For the year ended December 31, 2015, the average yield on mortgage-backed securities increased 17 basis points to 1.85% compared to the prior year, while the yield on other securities increased four basis points to 2.45% compared to the prior year.

Interest Expense.  Interest expense for the year ended December 31, 2015 was $12.2 million, compared to $10.8 million for the prior year, an increase of $1.4 million, or 13%.  The increase in interest expense occurred as a result of a $1.42 billion, or 35%, increase in average funding liabilities, partially offset by a five basis point decrease in the average cost of all funding liabilities to 0.22% for the year ended December 31, 2015, from 0.27% for the year ended December 31, 2014.  This increase in average funding liabilities reflects increases in core deposits, including non-interest-bearing deposits, interest-bearing transaction and savings accounts, and certificates of deposits reflecting the acquisitions of AmericanWest and Siuslaw Bank as well as organic growth. The growth in non-interest-bearing deposits and other core deposits continues to significantly contribute to our reduced funding costs.

Deposit interest expense increased $807,000, or 11%, to $8.4 million for the year ended December 31, 2015 compared to $7.6 million for the prior year as a result of a $1.39 billion, or 37%, increase in the average balance of deposits, partially offset by a four basis point decrease in the cost of deposits.  Average deposit balances increased to $5.21 billion for the year ended December 31, 2015, from $3.82 billion for the year ended December 31, 2014, while the average rate paid on deposit balances decreased to 0.16% in the current year from 0.20% for the prior year.  The cost of interest-bearing deposits decreased by five basis points to 0.24% for the year ended December 3, 2015 compared to 0.29% in the prior year. Also contributing to the decrease in total deposit costs was a $570.9 million increase in the average balances of non-interest-bearing accounts during 2015. In addition, amortization of acquisition accounting net premiums on certificates of deposit reduced the cost of deposits by three basis points in the fourth quarter 2015 and by one basis point for the full year. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates and there was no noticeable effect from the recent increase in certain short-term market rates on our cost of deposits. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, through both acquisitions and organic growth meaningfully contributed to the decrease in our funding costs.

Average FHLB advances (excluding the effect of fair value adjustments) increased to $49.8 million for the year ended December 31, 2015, compared to $39.1 million for the prior year, and the average rate paid on FHLB advances for the year ended December 31, 2015 increased to 0.62% from 0.32% for the year ended December 31, 2014.  Average FHLB advances increased primarily as a result of the acquisition of AmericanWest. The increases in average balances and the average rate paid on FHLB advances were responsible for the $186,000 increase in the related interest expense to $311,000 for the year ended December 31, 2015, from $125,000 in the prior year.

Other borrowings consist primarily of retail repurchase agreements with customers secured by certain investment securities. The average balance for other borrowings increased $10.1 million to $94.2 million during the current year from $84.1 million one year earlier, and the average rate on other borrowings increased to 0.22% from 0.20% a year earlier. As a result, interest expense for other borrowing increased to $211,000 for the year ended December 31, 2015, compared to $172,000 for the year ended December 31, 2014.

Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $132.6 million (excluding the effect of fair value adjustments) for the year ended December 31, 2015, compared to $123.7 million for the year ended December 31, 2014. The increase in the average balance of junior subordinated debentures compared to a year earlier reflects the obligations assumed in connection with the two bank acquisitions. During 2015, the average rate increased to 2.45% compared to 2.36% for 2014. Our junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index. A higher level of LIBOR, particularly in the fourth quarter of 2015, resulted in the higher cost of the junior subordinated debentures for the year ended December 31, 2015 compared to the prior year.

Table 12, Analysis of Net Interest Spread, presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are computed using daily average balances.  (See the footnotes to the tables for more information on average balances.)

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):
Table 12: Analysis of Net Interest Spread

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$3,754,386	$183,260	4.88%	$2,681,747	$133,576	4.98%	$2,388,222	$124,859	5.23%
Commercial/agricultural loans	1,076,440	46,053	4.28	882,291	36,793	4.17	783,076	35,622	4.55
Consumer and other loans	130,367	7,979	6.12	115,226	7,172	6.22	104,469	6,723	6.44
Total loans (1)	4,961,193	237,292	4.78	3,679,264	177,541	4.83	3,275,767	167,204	5.10
Mortgage-backed securities	490,002	9,049	1.85	344,571	5,779	1.68	335,680	5,168	1.54
Other securities	311,701	7,646	2.45	295,082	7,103	2.41	320,283	7,108	2.22
Interest-bearing deposits with banks	122,479	334	0.27	68,696	204	0.30	85,178	214	0.25
FHLB stock	16,768	112	0.67	31,981	34	0.11	36,154	18	0.05
Total investment securities	940,950	17,141	1.82	740,330	13,120	1.77	777,295	12,508	1.61
Total interest-earning assets	5,902,143	254,433	4.31	4,419,594	190,661	4.31	4,053,062	179,712	4.43
Non-interest-earning assets	413,503			205,378			204,077
Total assets	$6,315,646			$4,624,972			$4,257,139
Deposits:
Interest-bearing checking accounts	$634,398	$518	0.08	$428,875	$347	0.08	$398,668	$380	0.10
Savings accounts	1,134,849	1,511	0.13	856,736	1,310	0.15	763,318	1,572	0.21
Money market accounts	747,019	1,538	0.21	461,372	776	0.17	410,031	950	0.23
Certificates of deposit	928,545	4,818	0.52	875,340	5,145	0.59	943,268	6,835	0.72
Total interest-bearing deposits	3,444,811	8,385	0.24	2,622,323	7,578	0.29	2,515,285	9,737	0.39
Non-interest-bearing deposits	1,764,539	—	—	1,193,656	—	—	1,000,208	—	—
Total deposits	5,209,350	8,385	0.16	3,815,979	7,578	0.20	3,515,493	9,737	0.28
Other interest-bearing liabilities:
FHLB advances	49,808	311	0.62	39,121	125	0.32	18,935	99	0.52
Other borrowings	94,176	211	0.22	84,126	172	0.20	84,961	192	0.23
Junior subordinated debentures	132,597	3,247	2.45	123,716	2,914	2.36	123,716	2,968	2.40
Total borrowings	276,581	3,769	1.36	246,963	3,211	1.30	227,612	3,259	1.43
Total funding liabilities	5,485,931	12,154	0.22	4,062,942	10,789	0.27	3,743,105	12,996	0.35
Other non-interest-bearing liabilities (2)	17,051			(1,991)			(11,970)
Total liabilities	5,502,982			4,060,951			3,731,135
Shareholders’ equity	812,664			564,021			526,004
Total liabilities and shareholders’ equity	$6,315,646			$4,624,972			$4,257,139
Net interest income/rate spread		$242,279	4.09%		$179,872	4.04%		$166,716	4.08%
Net interest margin			4.10%			4.07%			4.11%
Average interest-earning assets / average interest-bearing liabilities			158.60%			154.03%			147.77%
Average interest-earning assets / average funding liabilities			107.59%			108.78%			108.28%
(footnotes follow)

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

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

Table 13:  Rate/Volume Analysis

	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Mortgage loans	$(2,725)	$52,408	$49,683	$(6,105)	$14,822	$8,717
Commercial/agricultural loans	977	8,284	9,261	(3,116)	4,286	1,170
Consumer and other loans	(123)	928	805	(226)	675	449
Total loans (1)	(1,871)	61,620	59,749	(9,447)	19,783	10,336
Mortgage-backed securities	632	2,638	3,270	471	139	610
Other securities	137	406	543	579	(582)	(3)
Interest-bearing deposits with banks	(18)	148	130	35	(45)	(10)
FHLB stock	180	(102)	78	20	(4)	16
Total investment securities	931	3,090	4,021	1,105	(492)	613
Total net change in interest income on interest-earning assets	(940)	64,710	63,770	(8,342)	19,291	10,949
Interest-bearing liabilities:
Deposits (2)	(608)	1,413	805	(2,033)	(126)	(2,159)
FHLB advances	145	41	186	(49)	75	26
Other borrowings	17	22	39	(18)	(2)	(20)
Junior subordinated debentures	119	214	333	(54)	—	(54)
Total borrowings	281	277	558	(121)	73	(48)
Total net change in interest expense on interest-bearing liabilities	(327)	1,690	1,363	(2,154)	(53)	(2,207)
Net change in net interest income	$(613)	$63,020	$62,407	$(6,188)	$19,344	$13,156

(1)	Includes loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Includes non-interest-bearing deposits.

Provision and Allowance for Loan Losses.  As a result of adequate reserves already in place and declining delinquencies and loan charge-offs, as well as net recoveries for the past two years, we did not record a provision for loan losses in the year ended December 31, 2015. Similarly, we did not record a provision for the year ended December 31, 2014.  As discussed in the “Summary of Critical Accounting Policies” section above and in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies, net charge-offs and current economic conditions. Our credit quality indicators have continued to improve, eliminating the need for a provision for loan losses for the years ended December 31, 2015 and 2014. Nonetheless, we continue to maintain a strong allowance for loan losses at December 31, 2015.

In accordance with acquisition accounting, loans acquired from AmericanWest and Siuslaw Bank were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisitions of AmericanWest and Siuslaw Bank.

We recorded net recoveries of $2.1 million for the year ended December 31, 2015, compared to net recoveries of $1.6 million for the prior year, and non-performing loans decreased by $1.5 million during the year to $15.2 million at December 31, 2015, compared to $16.7 million at December 31, 2014.  A comparison of the allowance for loan losses at December 31, 2015 and 2014 reflects an increase of $2.1 million, or 3%, to $78.0 million at December 31, 2015, from $75.9 million at December 31, 2014.  Included in our allowance at December 31, 2015 was an unallocated portion of $2.8 million, which was based upon our evaluation of various factors that were not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 1.07% at December 31, 2015, compared to 1.98% at December 31, 2014.  If the allowance for loan losses and loans were grossed up for the remaining acquisition accounting loan discount, the adjusted allowance for loans to adjusted loans would have been 1.65% as of December 31, 2015.

We believe that the allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio as of December 31, 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated (dollars in thousands):

Table 14:  Changes in Allowance for Loan Losses

	Years Ended December 31
	2015	2014	2013	2012	2011
Balance, beginning of period	$75,907	$74,258	$76,759	$82,180	$96,669
Provision	—	—	—	13,000	35,000
Recoveries of loans previously charged off:
Commercial real estate	819	1,507	2,367	921	53
Multifamily real estate	113	—	—	—	—
Construction and land	1,811	1,776	2,275	2,954	1,602
Commercial business	772	988	1,673	2,425	1,082
Agricultural business, including secured by farmland	948	1,576	697	49	20
One- to four-family real estate	1,927	618	145	586	356
Consumer	570	528	340	531	304
	6,960	6,993	7,497	7,466	3,417
Loans charged off:
Commercial real estate	(64)	(1,239)	(2,569)	(4,065)	(6,079)
Multifamily real estate	—	(20)	—	—	(682)
Construction and land	(891)	(207)	(1,821)	(6,546)	(26,328)
Commercial business	(419)	(1,344)	(1,782)	(6,485)	(8,396)
Agricultural business, including secured by farmland	(746)	(179)	(248)	(456)	(477)
One- to four-family real estate	(1,225)	(885)	(2,139)	(5,328)	(9,910)
Consumer	(1,514)	(1,470)	(1,439)	(3,007)	(1,034)
	(4,859)	(5,344)	(9,998)	(25,887)	(52,906)
Net (charge-offs) recoveries	2,101	1,649	(2,501)	(18,421)	(49,489)
Balance, end of period	$78,008	$75,907	$74,258	$76,759	$82,180
Allowance for loan losses as a percent of total loans	1.07%	1.98%	2.17%	2.37%	2.49%
Net loan (charge-offs) recoveries as a percent of average outstanding loans during the period	0.04%	0.04%	(0.08)%	(0.57)%	(1.50)%
Allowance for loan losses as a percent of non-performing loans	512%	454%	300%	223%	109%
Net loan discount on acquired loans	$43,657	$—	$—	$—	$—
Adjusted allowance for loan losses/Adjusted loans (non-GAAP)	1.65%	1.98%	2.17%	2.37%	2.49%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 15:  Allocation of Allowance for Loan Losses

	December 31
	2015		2014		2013		2012		2011
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Specific or allocated loss allowances (1):
Commercial real estate	$20,716	42.3%	$18,784	36.7%	$16,759	34.9%	$15,322	33.1%	$16,457	33.1%
Multifamily real estate	4,195	6.5	4,562	4.4	5,306	4.0	4,506	4.3	3,952	4.2
Construction and land	27,131	7.9	23,545	10.8	17,640	10.3	14,991	9.4	18,184	9.8
One-to-four-family real estate	4,732	13.0	12,043	18.9	11,773	20.0	9,957	19.1	15,159	18.2
Commercial business	13,856	16.5	2,821	6.2	2,841	6.7	2,295	7.1	1,548	6.6
Agricultural business, including secured by farmland	3,645	5.1	8,447	14.0	11,486	15.5	16,475	18.0	12,299	19.5
Consumer	902	8.7	483	9.0	1,335	8.6	1,348	9.0	1,253	8.6
Total allocated	75,177		70,685		67,140		64,894		68,852
Unallocated (1)	2,831	n/a	5,222	n/a	7,118	n/a	11,865	n/a	13,328	n/a
Total allowance for loan losses	$78,008	100.0%	$75,907	100.0%	$74,258	100.0%	$76,759	100.0%	$82,180	100.0%

(1)
We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectability is not reasonably assured).  The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Non-interest Income. The following table presents the key components of non-interest income for the years ended December 31, 2015, 2014, 2013 (dollars in thousands):

Table 16: Non-interest Income

	2015 compared to 2014				2014 compared to 2013
	2015	2014	Change Amount	Change Percent	2014	2013	Change Amount	Change Percent
Deposit fees and other service charges	$40,607	$30,553	$10,054	32.9%	$30,553	$26,581	$3,972	14.9%
Mortgage banking operations	17,720	10,249	7,471	72.9%	10,249	11,170	(921)	(8.2)%
Bank owned life insurance	2,497	1,809	688	38.0%	1,809	2,020	(211)	(10.4)%
Miscellaneous	2,821	1,885	936	49.7%	1,885	2,784	(899)	(32.3)%
Net gain on sale of securities	(540)	42	(582)	(1,385.7)%	42	1,022	(980)	(95.9)%
Other-than-temporary impairment recovery (loss)	—	—	—	—%	—	409	(409)	(100.0)%
Net change in valuation of financial instruments carried at fair value	(813)	1,374	(2,187)	(159.2)%	1,374	(2,278)	3,652	(160.3)%
Proposed acquisition termination fee	—	—	—	—%	—	2,954	(2,954)	(100.0)%
Acquisition bargain purchase gain	—	9,079	(9,079)	(100.0)%	9,079	—	9,079	100.0%
Total non-interest income	$62,292	$54,991	$7,301	13.3%	$54,991	$44,662	$10,329	23.1%

Non-interest income, which includes changes in the valuation of financial instruments carried at fair value, net gain on sale of securities, and an acquisition bargain purchase gain in 2014, as well as non-interest revenues from core operations, increased $7.3 million, or 13%, to $62.3 million for the year ended December 31, 2015, compared to $55.0 million for the year ended December 31, 2014.  This increase was primarily due to the strong growth in deposit fees and other service charges and mortgage banking operations, more than offsetting the $9.1 million bargain purchase gain on the Branch purchase recorded in 2014.  Excluding fair value adjustments, net gains on the sale of securities and the bargain purchase gain in the prior year, non-interest income from core operations increased $19.1 million to $63.6 million for the year ended December 31, 2015 compared to $44.5 million at December 31, 2014. Reflecting growth in the number of deposit accounts both through the acquisitions and organic growth as well as increased transaction activity, income from deposit fees and other service charges increased by $10.1 million, or 33%, to $40.6 million for the year ended December 31, 2015, compared to $30.6 million for the prior year. Mortgage banking revenues increased by $7.5 million to $17.7 million for the year ended December 31, 2015, compared to $10.2 million in the prior year. Sales of one-to-four family loans held for sale for the year ended December 31, 2015 totaled $610.4 million compared to $367.9 million for the year ended December 31, 2014, reflecting increased refinancing activity, as well as a strong home purchase market and our increased market presence.

For the year ended December 31, 2015, we recorded a net loss of $813,000 for changes in the valuation of financial instruments carried at fair value, compared to a net gain of $1.4 million for the year ended December 31, 2014.  The adjustments in 2015 primarily reflect changes in the valuation of certain investment securities, which resulted in $2.0 million in net gains, as well as changes in the valuation of the junior subordinated debentures we have issued, which resulted in $2.7 million in charges.  The net fair value gains in 2014 primarily reflected changes in the valuation of certain investment securities resulting in $5.5 million in net gains and changes in the valuation of the junior subordinated debentures, which resulted in $4.1 million in charges.  As discussed more thoroughly in Note 18 of the Notes to the Consolidated Financial Statements, the valuation for many of these financial instruments has been difficult and more subjective in recent periods as current and reliable observable transaction data is very limited.

Non-interest Expense.  The following table represents key elements of non-interest expense for the years ended December 31, 2015, 2014, 2013 (dollars in thousands).

Table 17: Non-interest Expense

	2015 compared to 2014				2014 compared to 2013
	2015	2014	Change Amount	Change Percent	2014	2013	Change Amount	Change Percent
Salaries and employee benefits	$127,282	$89,778	$37,504	41.8%	$89,778	$84,388	$5,390	6.4%
Less capitalized loan origination costs	(14,379)	(11,730)	(2,649)	22.6%	(11,730)	(11,227)	(503)	4.5%
Occupancy and equipment	30,366	22,743	7,623	33.5%	22,743	21,423	1,320	6.2%
Information/computer data services	12,110	8,131	3,979	48.9%	8,131	7,309	822	11.2%
Payment and card processing expenses	16,430	11,460	4,970	43.4%	11,460	9,870	1,590	16.1%
Professional services	4,828	3,753	1,075	28.6%	3,753	3,781	(28)	(0.7)%
Advertising and marketing	7,649	6,266	1,383	22.1%	6,266	6,885	(619)	(9.0)%
Deposit insurance	3,189	2,415	774	32.0%	2,415	2,329	86	3.7%
State/Municipal business and use taxes	1,889	1,437	452	31.5%	1,437	1,941	(504)	(26.0)%
REO operations	397	(446)	843	189.0%	(446)	(689)	243	35.3%
Amortization of core deposit intangibles	3,164	1,990	1,174	59.0%	1,990	1,941	49	2.5%
Acquisition related costs	26,110	4,325	21,785	503.7%	4,325	550	3,775	686.4%
Miscellaneous	17,565	13,619	3,946	29.0%	13,619	12,474	1,145	9.2%
Total non-interest expense	$236,600	$153,741	$82,859	53.9%	$153,741	$140,975	$12,766	9.06%

Non-interest expense for the year ended December 31, 2015 was $236.6 million, an increase of $82.9 million, or 54%, as compared to the same period in 2014. The increase is largely attributable to acquisition-related expenses and incremental costs associated with the acquired branches, support facilities and yet to be consolidated operation systems, as well as generally increased compensation, occupancy and payment and card processing services reflecting increased transaction volume. Acquisition-related costs added $26.1 million to non-interest expense in the current year compared to $4.3 million in the year ended December 31, 2014. Compensation expense increased $37.5 million to $127.3 million for the year ended December 31, 2015 from $89.8 million for the year ended December 31, 2014, primarily reflecting additional staffing as a result of our acquisitions and to a lesser extent normal salary and wage adjustments, partially offset by a $2.6 million increase in the amount of the credit for capitalized loan origination costs, reflecting an increase in loan originations.  Payment and card processing expenses increased by $5.0 million, reflecting the significant growth in core deposits and account activity from acquisitions and organic growth.  Occupancy and equipment expenses increased $7.6 million, or 34%, to $30.4 million in 2015, compared to $22.7 million in 2014 largely as a result of the branches and support facilities acquired. Information and computer data services expense increased $4.0 million, or 49%, to $12.1 million in the current year, compared to $8.1 million in the prior year, reflecting additional costs required for expanding systems and operations associated with the acquisitions and the Branch purchase, and the additional expense of operating two core systems prior to the AmericanWest system conversion. REO operations for the year ended December 31, 2015 resulted in expense of $397,000, compared to a net credit of $446,000 in the prior year, and included $216,000 of valuation adjustments and $351,000 of net gains on the sale of properties in addition to the carrying costs related to repossessed properties.

Income Taxes. For the year ended December 31, 2015, we recognized $22.7 million in income tax expense for an effective rate of 33.5%, which reflects our normal statutory rate reduced by the impact of tax-exempt income and certain tax credits partially offset by certain non-deductible acquisition expense. Our normal, expected statutory income tax rate is 37.2%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the state and local jurisdictions where we do business. For the year ended December 31, 2014, we recognized $27.1 million in income tax expense for an effective tax rate of 33.3%. For more information on income taxes and deferred taxes, see Note 12 of the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

For the year ended December 31, 2014, we had net income of $54.1 million, or $2.79 per diluted share.  This compared to net income of $46.2 million, or $2.38 per diluted share, for the year ended December 31, 2013. Our 2014 operating results were influenced by very low interest rates which produced downward pressure on asset yields. Nonetheless, significant growth in earning assets, as well as changes in the asset mix and further reductions in funding costs combined to offset this yield pressure. In addition, credit costs remained low and deposit fees and other payment processing revenues increased compared to the prior year reflecting growth in client relationships. In the year ended December 31, 2014, net income was also significantly augmented by a $9.1 million bargain purchase gain ($5.8 million net of income tax) realized from the Branch purchase. As a result, Banner's net income for the year ended December 31, 2014 increased 17% compared to a year earlier, and produced a return on average assets of 1.17%, an improvement from 1.09% for the year ended December 31, 2013.
Our net interest income, as explained below, increased by $13.2 million to $179.9 million, primarily because of a significant increase in average interest-earning assets and reductions in deposit and funding costs, despite a reduction in loan yields.  Our operating results for the year ended December 31, 2014 also reflected a significant increase in non-interest income, which was particularly influenced by the bargain purchase gain related to the Branch purchase and a $3.7 million favorable variance in the net change in valuation of financial instruments carried at fair value. Excluding fair value and OTTI adjustments, net gains on sale of securities, the bargain purchase gain in 2014, and, in 2013 a proposed acquisition termination fee, our non-interest income from core operations increased by $1.9 million to $44.5 million for the year ended December 31, 2014 compared to $42.6 million the preceding year, primarily as a result of a $4.0 million increase in deposit fees and other service charges.  This increase in non-interest income from core operations, coupled with the increase in net interest income, produced an increase of $15.1 million, or 7%, in revenue from core operations to $224.4 million for the year ended December 31, 2014 compared to $209.3 million for the year ended December 31, 2013. Non-interest expense increased to $153.7 million for the year ended December 31, 2014 compared with $141.0 million for the year ended December 31, 2013 largely as a result of costs related to transaction, integration and conversion expenses for the Branch purchase, acquisition expenses related to the Siuslaw and Starbuck transactions and increased compensation expense.
Net Interest Income.  Net interest income before provision for loan losses increased by $13.2 million, or 8%, to $179.9 million for the year ended December 31, 2014, compared to $166.7 million one year earlier, as a decrease in the net interest margin was more than offset by an increase in the average balance of interest-earning assets. The net interest margin of 4.07% for the year ended December 31, 2014 was four basis points lower than the prior year reflecting the impact of persistently low market interest rates on earning asset yields, which was only partially offset by changes in the earning asset mix and reductions in deposit and other funding costs. As a result of low market interest rates, the yield on interest-earning assets for the year ended December 31, 2014 decreased by 12 basis points compared to the prior year.  Funding costs were also significantly lower, although not enough to offset the entire decline in asset yields, as the cost of funding liabilities decreased by eight basis points compared to the prior year.  As a result, the net interest spread decreased to 4.04% for the year ended December 31, 2014 compared to 4.08% for the prior year.
Interest Income.  Interest income for the year ended December 31, 2014 was $190.7 million, compared to $179.7 million for the prior year, an increase of $10.9 million, or 6%.  The increase in interest income occurred as a result of an increase in the average balances of interest-earning assets, which was partially offset by a decline in the average yield. The average balance of interest-earning assets was $4.42 billion for the year ended December 31, 2014, an increase of $366.5 million, or 9%, compared to $4.05 billion one year earlier. The yield on average interest-earning assets decreased 12 basis points to 4.31% for the year ended December 31, 2014, compared to 4.43% one year earlier. The decrease in the yield on earning assets reflected the erosion of yields as loans matured or prepaid and are replaced by lower yielding assets in the low interest rate environment. The pressure from lower market interest rates was particularly evident as our loan yields decreased 27 basis points to 4.83% for the year ended December 31, 2014 compared to 5.10% in the preceding year.  Average loans receivable for the year ended December 31, 2014 increased $403.5 million, or 12%, to $3.68 billion, compared to $3.28 billion for the prior year.  Interest income on loans increased by $10.3 million, or 6%, to $177.5 million for the year ended December 31, 2014, from $167.2 million for the prior year, reflecting the impact of the $403.5 million increase in average loan balances, partially offset by the 27 basis point decrease in the average yield on loans.
The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock decreased to $740.3 million for the year ended December 31, 2014 (excluding the effect of fair value adjustments), compared to $777.3 million for the year ended December 31, 2013; however, the interest and dividend income from those investments increased by $612,000 compared to the prior year.  The average yield on the combined portfolio increased to 1.77% for the year ended December 31, 2014, from 1.61% for the prior year. Portfolio yields improved from higher rates on new purchases and from the maturity or sale of some lower yielding securities. The yield on this portfolio also benefited from a $4.2 million reduction in the average balance of FHLB stock which had a very low 0.11% dividend yield.
Interest Expense.  Interest expense for the year ended December 31, 2014 was $10.8 million, compared to $13.0 million for the prior year, a decrease of $2.2 million, or 17%.  The decrease in interest expense occurred as a result of an eight basis point decrease in the average cost of all funding liabilities to 0.27% for the year ended December 31, 2014, from 0.35% one year earlier, partially offset by a $319.8 million, or 9%, increase in average funding liabilities.  The increase in average funding liabilities reflected increases in core deposits including non-interest-bearing accounts and advances from the FHLB, partially offset by a continued decline in certificates of deposits. The growth in non-interest-bearing deposits and other core deposits during both years significantly contributed to the reduced funding costs.
Deposit interest expense decreased $2.1 million, or 22%, to $7.6 million for the year ended December 31, 2014 compared to $9.7 million for the prior year as a result of an eight basis point decrease in the cost of deposits, partially offset by a $300.5 million, or 9%, increase in the average balance of deposits.  Average deposit balances increased to $3.82 billion for the year ended December 31, 2014, from $3.52 billion for the year ended December 31, 2013, while the average rate paid on deposit balances decreased to 0.20% in the current year from 0.28% for the prior year.  The cost of interest-bearing deposits decreased by ten basis points to 0.29% for the year ended December 31, 2014, compared to 0.39% in the prior year. Also contributing to the decrease in total deposit costs was a $193.4 million increase in the average balances of non-interest-bearing accounts. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates as evidenced by the continuing decline in deposit costs despite relatively stable short-term market interest rates during the year ended December 31, 2014. Further, changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, meaningfully contributed to the decrease in our funding costs compared to earlier periods.
Average FHLB advances (excluding the effect of fair value adjustments) increased to $39.1 million for the year ended December 31, 2014, compared to $18.9 million for the prior year, while the average rate paid on FHLB advances for the year ended December 31, 2014 decreased to 0.32% from 0.52% for the year ended December 31, 2013.  Average FHLB advances increased as a result of certain cash management activities at Banner Bank, while the cost of the advances declined as a result of the maturity of a higher rate fixed-term advance in February 2013. The increase in average balances on FHLB advances was responsible for the $26,000 increase in the related interest expense to $125,000 for the year ended December 31, 2014, from $99,000 in the prior year, despite the decrease in the average rate paid for the year.
Other borrowings consisted primarily of retail repurchase agreements with customers secured by certain investment securities. The average balance for other borrowings decreased $835,000 to $84.1 million during the year ended December 31, 2014 from $85.0 million one year earlier, while the average rate on other borrowings decreased to 0.20% from 0.23% a year earlier. As a result, interest expense for other borrowing decreased to $172,000 for the year ended December 31, 2014, compared to $192,000 for the year ended December 31, 2013.
Our junior subordinated debentures had an average balance of $123.7 million (excluding the effect of fair value adjustments) for both the years ended December 31, 2014 and 2013. During 2014, the average rate decreased to 2.36% compared to 2.40% for 2013. A modestly lower level of LIBOR resulted in the lower cost of the junior subordinated debentures for the year ended December 31, 2014 compared to the prior year.
Non-interest Income.  Non-interest income, which includes changes in the valuation of financial instruments carried at fair value, OTTI charges and recoveries, net gain on sale of securities, an acquisition bargain purchase gain in 2014 and a proposed acquisition termination fee in 2013, as well as non-interest revenues from core operations, increased $10.3 million to $54.9 million for the year ended December 31, 2014, compared to $44.7 million for the year ended December 31, 2013.  This increase was primarily due to a $9.1 million bargain purchase gain on the Branch purchase.  Excluding fair value and OTTI adjustments, net gains on the sale of securities, the bargain purchase gain in 2014, and, in the prior year a fee received from the termination of a proposed acquisition, non-interest income from core operations increased $1.9 million to $44.5 million for the year ended December 31, 2014 compared to $42.6 million at December 31, 2013, largely as a result of increased revenues from deposit fees and other service charges. Reflecting growth in the number of deposit accounts, increased transaction activity and our decision to change our debit card relationship to MasterCard®, income from deposit fees and other service charges increased by $4.0 million, or approximately 15%, to $30.6 million for the year ended December 31, 2014, compared to $26.6 million for the prior year. Mortgage banking revenues decreased by $921,000 to $10.2 million for the year ended December 31, 2014, compared to $11.2 million in the prior year; however, revenues from mortgage banking operations for the year ended December 31, 2013 included $1.3 million as a result of reversing prior-period valuation adjustments for mortgage servicing rights. Loan sales for the year ended December 31, 2014 totaled $379.2 million, compared to $462.5 million for the year ended December 31, 2013 reflecting reduced refinancing activity.  Miscellaneous revenues decreased $527,000, largely because of a $450,000 recovery from the IRS as a result of amending certain prior-period income tax returns that was recorded in income in 2013.
For the year ended December 31, 2014, we recorded a net gain of $1.4 million for changes in the valuation of financial instruments carried at fair value, compared to a net charge of $2.3 million for the year ended December 31, 2013.  The adjustments in 2014 primarily reflected changes in the valuation of certain investment securities, which resulted in $5.5 million in net gains, as well as changes in the valuation of the junior subordinated debentures we have issued, which resulted in $4.1 million in charges.  The net fair value loss in 2013 primarily reflected changes in the valuation of certain investment securities resulting in $1.5 million in net charges and changes in the valuation of the junior subordinated debentures, which resulted in $865,000 in charges.
Non-interest Expense.  Non-interest expense for the year ended December 31, 2014 totaled $153.7 million compared to $141.0 million in 2013, an increase of $12.8 million, or 9%, compared to the prior year, largely attributable to acquisition-related costs and incremental costs associated with operating the six acquired branches, as well as generally increased compensation and activity-based expenses.  Acquisition-related costs added $4.3 million to non-interest expense in 2014 compared to $550,000 in the year ended December 31, 2013. Compensation expense increased $5.4 million to $89.8 million for the year ended December 31, 2014 from $84.4 million for the year ended December 31, 2013, primarily reflecting salary and wage adjustments, increased staffing and higher benefit costs, partially offset by a $503,000 increase in the amount of the credit for capitalized loan origination costs, reflecting an increase in loan originations.  Payment and card processing expenses increased by $1.6 million, reflecting the significant growth in core deposits and account activity.  Occupancy and equipment expenses increased $1.3 million, or 6%, to $22.7 million in 2014, compared to $21.4 million in 2013 largely as a result of the Branch purchase. Information and computer data services expense increased $822,000, or 11%, to $8.1 million in 2014, compared to $7.3 million in the prior year. REO operations for the year ended December 31, 2014 resulted in a net credit of $446,000, compared to a net credit of $689,000 in the prior year, and included $36,000 of valuation adjustments and $973,000 of net gains on the sale of properties. Partially offsetting these increases, advertising and marketing decreased $619,000 (9%) and state/municipal business and use taxes decreased $504,000 (26%) for the year ended December 31, 2014 compared to the prior year. Most other categories of non-interest expense were little changed from a year earlier.
Income Taxes. For the year ended December 31, 2014, we recognized $27.1 million in income tax expense for an effective rate of 33.3%, which reflects our normal statutory rate reduced by the impact of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 33.3%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the 7.6% Oregon and 7.4% Idaho income tax rates. For the year ended December 31, 2013, we recognized $24.2 million in income tax expense for an effective tax rate of 34.4%.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2015, our loans with interest rate floors totaled approximately $2.50 billion and had a weighted average floor rate of 4.78%.  An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates.  Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits.  By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid.  As a result, a prolonged period of very low interest rates will likely result in compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth as of December 31, 2015 and 2014, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Table 21: Interest Rate Risk Indicators

	December 31, 2015
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$(9,589)	(2.7)%	$(235)	—%	$(97,268)	(6.6)%
+300	(7,233)	(2.0)	265	—	(55,534)	(3.8)
+200	(4,950)	(1.4)	627	0.1	(21,436)	(1.5)
+100	(2,382)	(0.7)	1,218	0.2	3,988	0.3
0	—	—	—	—	—	—
-25	(514)	(0.1)	(3,631)	(0.5)	(32,013)	(2.2)

	December 31, 2014
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$(2,541)	(1.4)%	$7,254	2.0%	$(49,388)	(6.3)%
+300	(1,807)	(1.0)	6,201	1.7	(30,791)	(3.9)
+200	(1,040)	(0.6)	5,157	1.4	(15,628)	(2.0)
+100	(1,088)	(0.6)	2,088	0.6	(2,209)	(0.3)
0	—	—	—	—	—	—
-25	264	0.1	(826)	(0.2)	(9,681)	(1.2)

(1)
Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The current targeted federal funds rate is between 0.25% and 0.50%.

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

Table 22, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2015 and 2014.  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2015, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $723.3 million, representing a one-year cumulative gap to total assets ratio of 7.38%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of December 31, 2015 and 2014 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

The following tables provide a GAP analysis as of December 31, 2015 and 2014 (dollars in thousands):

Table 22:  Interest Sensitivity Gap

	December 31, 2015
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$298,602	$36,319	$31,000	$6,656	$2,609	$491	$375,677
Fixed-rate mortgage loans	228,392	171,715	480,522	283,369	364,149	163,960	1,692,107
Adjustable-rate mortgage loans	984,844	340,300	1,112,548	615,662	146,183	232	3,199,769
Fixed-rate mortgage-backed securities	114,691	97,844	289,341	153,941	184,217	101,420	941,454
Adjustable-rate mortgage-backed securities	—	—	—	—	—	—	—
Fixed-rate commercial/agricultural loans	95,694	81,036	178,125	89,924	28,199	10,690	483,668
Adjustable-rate commercial/agricultural loans	908,505	22,225	18,345	41,520	3,992	—	994,587
Consumer and other loans	434,670	27,209	79,210	27,596	29,543	14,160	612,388
Investment securities and interest-earning deposits	192,606	14,361	41,411	143,727	130,975	29,646	552,726
Total rate sensitive assets	3,258,004	791,009	2,230,502	1,362,395	889,867	320,599	8,852,376
Interest-bearing liabilities: (2)
Regular savings	192,696	192,696	449,625	449,625	—	—	1,284,642
Interest-bearing checking accounts	180,737	172,784	403,163	403,163			1,159,847
Money market deposit accounts	818,547	491,128	327,419	—	—	—	1,637,094
Certificates of deposit	569,205	361,810	313,619	90,152	17,184	44	1,352,014
FHLB advances	107,600	—	25,000	—	—	—	132,600
Other borrowings	5,000	—	—	—	—	—	5,000
Trust preferred securities	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	93,325	—	—	—	—	—	93,325
Total rate sensitive liabilities	2,107,322	1,218,418	1,518,826	942,940	17,184	44	5,804,734
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$1,150,682	$(427,409)	$711,676	$419,455	$872,683	$320,555	$3,047,642
Cumulative excess of interest-sensitive assets	$1,150,682	$723,273	$1,434,949	$1,854,404	$2,727,087	$3,047,642	$3,047,642
Cumulative ratio of interest-earning assets to interest-bearing liabilities	154.60%	121.75%	129.62%	132.04%	146.98%	152.50%	152.50%
Interest sensitivity gap to total assets	11.75%	(4.36)%	7.26%	4.28%	8.91%	3.27%	31.11%
Ratio of cumulative gap to total assets	11.75%	7.38%	14.65%	18.93%	27.84%	31.11%	31.11%

(footnotes follow)

Table 22:  Interest Sensitivity Gap (continued)

	December 31, 2014
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$220,128	$10,904	$16,196	$2,308	$156	$2,811	$252,503
Fixed-rate mortgage loans	132,836	102,120	259,532	159,540	193,387	101,966	949,381
Adjustable-rate mortgage loans	502,365	152,182	450,989	283,728	22,467	132	1,411,863
Fixed-rate mortgage-backed securities	62,779	48,554	147,033	31,593	11,918	14,862	316,739
Adjustable-rate mortgage-backed securities	638	1,703	—	—	—	—	2,341
Fixed-rate commercial/agricultural loans	53,010	37,997	98,897	34,143	15,173	1,973	241,193
Adjustable-rate commercial/agricultural loans	588,831	9,093	30,071	20,717	2,284	—	650,996
Consumer and other loans	199,946	25,792	64,915	22,935	15,331	1,219	330,138
Investment securities and interest-earning deposits	120,766	14,244	40,483	70,982	51,470	40,703	338,648
Total rate sensitive assets	1,881,299	402,589	1,108,116	625,946	312,186	163,666	4,493,802
Interest-bearing liabilities: (2)
Interest-bearing checking accounts	135,172	135,172	315,400	315,400	—	—	901,144
Regular savings	78,540	63,695	148,622	148,622			439,479
Money market deposit accounts	244,473	146,684	97,789	—	—	—	488,946
Certificates of deposit	327,611	231,987	168,773	37,355	4,752	38	770,516
FHLB advances	32,000	—	—	—	—	—	32,000
Other borrowings	—	—	—	—	—	—	—
Trust preferred securities	123,716	—	—	—	—	—	123,716
Retail repurchase agreements	77,185	—	—	—	—	—	77,185
Total rate sensitive liabilities	1,018,697	577,538	730,584	501,377	4,752	38	2,832,986
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$862,602	$(174,949)	$377,532	$124,569	$307,434	$163,628	$1,660,816
Cumulative excess of interest-sensitive assets	$862,602	$687,653	$1,065,185	$1,189,754	$1,497,188	$1,660,816	$1,660,816
Cumulative ratio of interest-earning assets to interest-bearing liabilities	184.68%	143.08%	145.78%	142.07%	152.85%	158.62%	158.62%
Interest sensitivity gap to total assets	18.26%	(3.70)%	7.99%	2.64%	6.51%	3.46%	35.16%
Ratio of cumulative gap to total assets	18.26%	14.56%	22.55%	25.19%	31.69%	35.16%	35.16%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(1.31) billion, or (13.37%) of total assets at December 31, 2015, and $(338.2) million, or (7.2%), at December 31, 2014.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 17, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the years ended December 31, 2015, 2014 and 2013, our loan originations exceeded our loan repayments by $741.7 million, $506.0 million and $594.6 million, respectively.  During those periods we purchased loans of $323.5 million, $194.4 million and $48.7 million, respectively. This activity was funded primarily by sales of loans and increased deposits.  During the years ended December 31, 2015, 2014 and 2013, we sold $801.6 million, $379.2 million, and $462.5 million, respectively, of loans.  Securities purchased during the years ended December 31, 2015, 2014 and 2013 totaled $161.7 million, $100.1 million, and $256.5 million, respectively, and securities repayments, maturities and sales in those periods were $373.0 million, $158.1 million, and $238.3 million, respectively.

Our primary financing activity is gathering deposits. Deposits increased by $4.16 billion during the year ended December 31, 2015, including a $583.4 million increase in certificates of deposit. Deposits increased by $281.0 million during the year ended December 31, 2014. The acquisitions of AmericanWest and Siuslaw Bank contributed $3.82 billion to the increase in deposits, including $1.09 billion in non-interest bearing deposits, $2.11 billion in interest-bearing transaction and savings accounts, and $620.8 million in certificates of deposit as of December 31, 2015. The increase in certificate balances in 2015 includes an increase in brokered deposits by $158.1 million to $162.9 million at December 31, 2015. For the year ended December 31, 2014, the Branch purchase contributed $207.0 million to the increase in deposits. In each of the last three years our core deposits have significantly increased as a result of our acquisitions, our increased marketing focus on retail deposits and our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts and allow higher rate certificates of deposit to run-off.  Certificates of deposits are generally more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time. At December 31, 2015, certificates of deposit amounted to $1.35 billion, or 17% of our total deposits, including $985.2 million which were scheduled to mature within one year.  Certificates of deposit declined from 20% of our total deposits at December 31, 2014, and 24% of total deposits at December 31, 2013, reflecting our efforts to shift the portfolio mix into lower cost core deposits.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) increased $100.6 million for the year ended December 31, 2015, after increasing $5.0 million for the year ended December 31, 2014.  During 2015 FHLB advances increased significantly primarily as a result of advances assumed in connection with the AmericanWest acquisition. Other borrowings at December 31, 2015 increased $21.1 million to $98.3 million following a decrease of $5.9 million in 2014.  The increase in other borrowings in 2015 was due to an increase in retail repurchase agreements and a wholesale repurchase agreement acquired in the AmericanWest acquisition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2015, 2014 and 2013, we used our sources of funds primarily to fund loan commitments, purchase securities and pay maturing savings certificates and deposit withdrawals.  At December 31, 2015, we had outstanding commitments to extend credit, originate loans and for letters of credit totaling $2.26 billion.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at December 31, 2015 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $1.77 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $28.0 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $132.8 million, or less than 1% of our assets at December 31, 2015.  In addition, Banner Bank has been approved for participation in the FRBSF's Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $735.0 million as of

December 31, 2015, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had $132.6 million funds borrowed from the FRBSF at December 31, 2015, an increase from no funds borrowed from the FRBSF in 2014. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At December 31, 2015, Banner Corporation (on an unconsolidated basis) had liquid assets of $58.2 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards. During the year ended December 31, 2015, total equity increased $717.2 million, or 123%, to $1.30 billion which primarily reflects the 14.6 million common shares issued for the acquisitions of Starbuck and Siuslaw and earnings from operations, that was partially offset by the payment of $19.9 million in accrued and declared cash dividends to common shareholders . Total equity at December 31, 2015 is entirely attributable to common stock. At December 31, 2015, tangible common shareholders’ equity, which excludes other intangible assets, was $1.02 billion, or 10.68% of tangible assets. See the discussion and reconciliation of non-GAAP financial information above in the Executive Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation for more detailed information with respect to tangible common shareholders’ equity. Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets, Tier 1 leverage capital to average assets as well as Tier 1 Common equity to risk-weighted assets.  At December 31, 2015, Banner Corporation and the Banks each exceeded all current regulatory capital requirements.

The following table shows the regulatory capital ratios of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2015, and minimum regulatory requirements for the Banks to be categorized as “well-capitalized.”

Table 23:  Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank	Islanders Bank	“Well-Capitalized” Minimum Ratio (1)
Total capital to risk-weighted assets	13.63%	12.61%	20.31%	10.00%
Tier 1 capital to risk-weighted assets	12.65	11.64	19.14	8.00
Tier 1 capital to average leverage assets	11.06	10.23	13.38	5.00
Tier 1 Common equity to risk-weighted assets	12.13	11.64	19.14	n/a

(1)	A bank holding company such as Banner Corporation does not have a “Well-capitalized” measurement. “Well-capitalized” only applies to the Banks.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), Banner and the Banks became subject to new capital requirements adopted by the Federal Reserve and the FDIC. The new capital requirements implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. (See Item 1, “Business–Regulation,” and Note 16 of the Notes to the Consolidated Financial Statements for additional information regarding Banner Corporation’s and Banner Bank’s regulatory capital requirements.)

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

Contractual Obligations

The following table shows the obligations of Banner Corporation and its subsidiaries as of December 31, 2015 by maturity (in thousands):

Table 24: Contractual Obligations

	One Year or Less	After One to Three Years	After Three to Five Years	After Five Years	Total
Advances from Federal Home Loan Bank	$107,600	$25,000	$—	$188	$132,788
Junior subordinated debentures	—	—	—	140,212	140,212
Repurchase agreements	93,325	5,000	—	—	98,325
Operating lease obligations	14,323	23,566	14,395	23,010	75,294
Purchase obligation	14,767	22,218	13,836	5,945	56,766
Total	$230,015	$75,784	$28,231	$169,355	$503,385

In addition, we have contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.  For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 23: “Commitments and Contingencies.”

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

See pages 70–74 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  For the year ended December 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information required by this item contained under the section captioned “Proposal 1– Election of Directors,” “Meetings and Committees of the Board of Directors” and “Shareholder Proposals” in the Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

Information regarding the executive officers of the Registrant is provided herein in Part I, Item 1 hereof.

The information regarding our Audit Committee and Financial Expert included under the sections captioned “Meetings and Committees of the Board of Directors” and “Audit Committee Matters” in the Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

Reference is made to the cover page of this Annual Report and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the Annual Meeting of the Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, regarding compliance with Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11 – Executive Compensation

Information required by this item regarding management compensation and employment contracts, director compensation, and Compensation Committee interlocks and insider participation in compensation decisions is incorporated by reference to the sections captioned “Executive Compensation,” “Directors’ Compensation,” and “Compensation Discussion and Analysis,” respectively, in the Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

(c) Change in Control

Banner Corporation is not aware of any arrangements, including any pledge by any person of securities of Banner Corporation, the operation of which may at a subsequent date result in a change in control of Banner Corporation.

(d) Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Banner and its subsidiaries that were in effect at December 31, 2015:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2001 Stock Option Plan	5,000	$216.16
2012 Restricted Stock and Incentive Bonus Plan	113,818	n/a	4,877
2014 Omnibus Incentive Plan	117,744	n/a	772,904
	236,562		777,781
Equity compensation plans not approved by security holders	—		—
Total	236,562		777,781

There were no shares tendered in connection with option exercises during the years ended December 31, 2015 and 2014, respectively. Restricted shares canceled to pay withholding taxes totaled 18,498 and 14,492 during the years ended December 31, 2015 and 2014, respectively.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item contained under the sections captioned “Related Party Transactions” and “Director Independence” in the Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

ITEM 14 – Principal Accounting Fees and Services

The information required by this item contained under the section captioned “Proposal 3– Ratification of Selection of Independent Auditor” in the Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

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

	(3)	Exhibits
See Index of Exhibits on page 145.
(b)		Exhibits
See Index of Exhibits on page 145.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: February 29, 2016	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Lloyd W. Baker
Mark J. Grescovich	Lloyd W. Baker
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 29, 2016	Date: February 29, 2016

/s/ John R. Layman	/s/ Robert D. Adams
John R. Layman	Robert D. Adams
Director	Director
Date: February 29, 2016	Date: February 29, 2016

/s/ Connie R. Collingsworth	/s/ Jesse G. Foster
Connie R. Collingsworth	Jesse G. Foster
Director	Director
Date: February 29, 2016	Date: February 29, 2016

/s/ Gary Sirmon	/s/ D. Michael Jones
Gary Sirmon	D. Michael Jones
Chairman of the Board	Former President and Chief Executive Officer; Director
Date: February 29, 2016	Date: February 29, 2016

/s/ Brent A. Orrico	/s/ Gordon E. Budke
Brent A. Orrico	Gordon E. Budke
Director	Director
Date: February 29, 2016	Date: February 29, 2016

/s/ Michael M. Smith	/s/ David A. Klaue
Michael M. Smith	David A. Klaue
Director	Director
Date: February 29, 2016	Date: February 29, 2016

/s/ Constance H. Kravas	/s/ Michael J. Gillfillan
Constance H. Kravas	Michael J. Gillfillan
Director	Director
Date: February 29, 2016	Date: February 29, 2016

/s/ Spencer C. Fleischer
Spencer C. Fleischer
Director
Date: February 29, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

February 29, 2016

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

February 29, 2016

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

Management with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of Banner Corporation’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on its assessment, Management concluded that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2015.

As of the close of business on October 1, 2015, the Company completed its acquisition of Starbuck Bancshares, Inc. ("Starbuck") and its subsidiary, AmericanWest Bank. AmericanWest Bank was merged into Banner Bank, a wholly owned subsidiary of the Company, as of the close of business on October 1, 2015. As of December 31, 2015, the majority of the acquired systems and operations of Starbuck and AmericanWest Bank, including the branches, loans, deposits and core operating system, had not been converted to the Company’s systems or integrated into its operations. As permitted by the Securities and Exchange Commission, management elected to exclude the non-integrated branches, systems, operations and related loans and deposits of Starbuck, and AmericanWest Bank, from management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. The loans and deposits of Starbuck and AmericanWest Bank represented $2.82 billion or 38% and $3.50 billion or 43%, respectively, of the Company’s total loans and deposits as reported in our consolidated financial statements as of December 31, 2015. Our assessment of the internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the non-integrated branches, systems, operations and related loans and deposits that were formerly part of Starbuck and AmericanWest Bank.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2015 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8.  The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries, (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). As described in Management’s Report on Internal Control Over Financial Reporting, the Company completed its acquisition of Starbuck Bancshares, Inc. ("Starbuck") and its subsidiary, AmericanWest Bank as of the close of business on October 1, 2015, and management elected to exclude the non-integrated branches, systems, operations and related loans and deposits of Starbuck and AmericanWest Bank from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. The loans and deposits of Starbuck and AmericanWest Bank represented $2.82 billion or 38% and $3.50 billion or 43%, respectively, of the Company’s total loans and deposits, as reported in the consolidated financial statements as of December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the non-integrated branches, systems, operations and related loans and deposits that were formerly part of Starbuck and AmericanWest Bank. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banner Corporation and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with generally accepted accounting principles. Also in our opinion, Banner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

/s/ Moss Adams LLP

Portland, Oregon

February 29, 2016

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2015 and 2014

ASSETS	2015	2014
Cash and due from banks	$117,657	$71,077
Interest bearing deposits	144,260	54,995
Total cash and cash equivalents	261,917	126,072
Securities—trading, amortized cost $39,344 and $47,480, respectively	34,134	40,258
Securities—available-for-sale, amortized cost $1,139,740 and $411,424, respectively	1,138,573	411,021
Securities—held-to-maturity, fair value $226,627 and $137,608, respectively	220,666	131,258
Federal Home Loan Bank (FHLB) stock	16,057	27,036
Loans held for sale	44,712	2,786
Loans receivable	7,314,504	3,831,034
Allowance for loan losses	(78,008)	(75,907)
Net loans	7,236,496	3,755,127
Accrued interest receivable	29,627	15,279
Real estate owned (REO), held for sale, net	11,627	3,352
Property and equipment, net	167,604	91,185
Goodwill	247,738	—
Other intangible assets, net	36,762	2,831
Bank-owned life insurance (BOLI)	156,865	63,759
Deferred tax assets, net	134,970	23,871
Income tax receivable, net	1,607	—
Other assets	56,943	29,328
Total assets	$9,796,298	$4,723,163
LIABILITIES
Deposits:
Non-interest-bearing	$2,619,618	$1,298,866
Interest-bearing transaction and savings accounts	4,081,580	1,829,568
Interest-bearing certificates	1,353,870	770,516
Total deposits	8,055,068	3,898,950
Advances from FHLB at fair value	133,381	32,250
Other borrowings	98,325	77,185
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	92,480	78,001
Accrued expenses and other liabilities	76,511	37,082
Deferred compensation	40,474	16,807
Total liabilities	8,496,239	4,140,275
COMMITMENTS AND CONTINGENCIES (Note 23)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 32,817,789 shares issued and outstanding at December 31, 2015; 19,571,548 shares issued and outstanding at December 31, 2014	1,193,270	568,882
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; 1,424,466 shares issued and outstanding at December 31, 2015; no shares issued and outstanding at December 31, 2014	67,904	—
Retained earnings	39,615	14,264
Accumulated other comprehensive loss	(730)	(258)
Carrying value of shares held in trust for stock related compensation plans	(6,928)	(6,669)
Liability for common stock issued to deferred, stock related, compensation plans	6,928	6,669
Total shareholders' equity	1,300,059	582,888
Total liabilities and shareholders' equity	$9,796,298	$4,723,163
See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share amounts)
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
INTEREST INCOME:
Loans receivable	$237,292	$177,541	$167,204
Mortgage-backed securities	9,049	5,779	5,168
Securities and cash equivalents	8,092	7,341	7,340
Total interest income	254,433	190,661	179,712
INTEREST EXPENSE:
Deposits	8,385	7,578	9,737
FHLB advances	311	125	99
Other borrowings	211	172	192
Junior subordinated debentures	3,247	2,914	2,968
Total interest expense	12,154	10,789	12,996
Net interest income before provision for loan losses	242,279	179,872	166,716
PROVISION FOR LOAN LOSSES	—	—	—
Net interest income	242,279	179,872	166,716
NON-INTEREST INCOME
Deposit fees and other service charges	40,607	30,553	26,581
Mortgage banking operations	17,720	10,249	11,170
BOLI	2,497	1,809	2,020
Miscellaneous	2,821	1,885	2,784
	63,645	44,496	42,555
Net gain (loss) on sale of securities	(540)	42	1,022
Other-than-temporary impairment recovery	—	—	409
Net change in valuation of financial instruments carried at fair value	(813)	1,374	(2,278)
Acquisition termination fee	—	—	2,954
Acquisition bargain purchase gain	—	9,079	—
Total non-interest income	62,292	54,991	44,662
NON-INTEREST EXPENSE:
Salary and employee benefits	127,282	89,778	84,388
Less capitalized loan origination costs	(14,379)	(11,730)	(11,227)
Occupancy and equipment	30,366	22,743	21,423
Information/computer data services	12,110	8,131	7,309
Payment and card processing expenses	16,430	11,460	9,870
Professional services	4,828	3,753	3,781
Advertising and marketing	7,649	6,266	6,885
Deposit insurance	3,189	2,415	2,329
State/municipal business and use taxes	1,889	1,437	1,941
REO operations	397	(446)	(689)
Amortization of core deposit intangibles	3,164	1,990	1,941
Miscellaneous	17,565	13,619	12,474
	210,490	149,416	140,425
Acquisition related costs	26,110	4,325	550
Total non-interest expense	236,600	153,741	140,975
Income before provision for income taxes	67,971	81,122	70,403
PROVISION FOR INCOME TAXES	22,749	27,052	24,189
NET INCOME	$45,222	$54,070	$46,214

Earnings per common share
Basic	$1.90	$2.79	$2.39
Diluted	$1.89	$2.79	$2.38
Cumulative dividends declared per common share	$0.72	$0.72	$0.54

Weighted average number of common shares outstanding:
Basic	23,801,373	19,359,409	19,361,411
Diluted	23,866,621	19,402,656	19,397,360
See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
NET INCOME	$45,222	$54,070	$46,214
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding (loss) gain on securities—available-for-sale arising during the period	(645)	4,319	(8,066)
Income tax benefit (expense) related to securities—available-for-sale unrealized holding gains (losses)	249	(1,555)	2,896
Reclassification for net (gains) losses on securities—available-for-sale realized in earnings	(119)	(41)	116
Income tax benefit (expense) related to securities—available-for-sale realized (gains) losses	43	15	(42)
Other comprehensive income (loss)	(472)	2,738	(5,096)
COMPREHENSIVE INCOME	$44,750	$56,808	$41,118

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)
For the Years Ended December 31, 2015, 2014 and 2013

	Common Stock and Paid in Capital		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Shareholders' Equity
	Shares	Amount
Balance, January 1, 2013	19,454,965	$567,907	$(61,402)	$2,101	$(1,987)	$506,619
Net income			46,214			46,214
Other comprehensive loss				(5,097)		(5,097)
Accrual of dividends on common stock ($0.54/share-cumulative)			(10,526)			(10,526)
Proceeds from issuance of common stock for shareholder reinvestment program	2,098	72				72
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	86,706	1,049				1,049
Balance, December 31, 2013	19,543,769	$569,028	$(25,714)	$(2,996)	$(1,987)	$538,331

Balance, January 1, 2014	19,543,769	$569,028	$(25,714)	$(2,996)	$(1,987)	$538,331
Net income			54,070			54,070
Other comprehensive income				2,738		2,738
Accrual of dividends on common stock ($0.72/share-cumulative)			(14,092)			(14,092)
Redemption of unallocated shares upon termination of ESOP	(34,340)	(1,987)			1,987	—
Repurchase of shares upon termination of ESOP	(13,550)	(555)				(555)
Proceeds from issuance of common stock for shareholder reinvestment program	3,170	127				127
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	72,499	2,203				2,203
Excess tax benefits on stock-based compensation		66				66
Balance, December 31, 2014	19,571,548	$568,882	$14,264	$(258)	$—	$582,888

Balance, January 1, 2015	19,571,548	$568,882	$14,264	$(258)	$—	$582,888
Net income			45,222			45,222
Other comprehensive loss				(472)		(472)
Accrual of dividends on common stock ($0.72/share-cumulative)			(19,871)			(19,871)
Proceeds from issuance of common stock for shareholder reinvestment program	810	34				34
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	120,043	3,088				3,088
Issuance of shares for acquisitions	14,549,854	688,773				688,773
Excess tax benefit on stock-based compensation		397				397
Balance, December 31, 2015	34,242,255	$1,261,174	$39,615	$(730)	$—	$1,300,059

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$45,222	$54,070	$46,214
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	9,957	8,064	7,457
Deferred income and expense, net of amortization	(1,534)	1,541	3,200
Amortization of core deposit intangibles	3,164	1,990	1,941
Loss (gain) on sale of securities, net	540	(42)	(1,022)
Other-than-temporary impairment recovery	—	—	(409)
Net change in valuation of financial instruments carried at fair value	813	(1,374)	2,278
Purchases of securities—trading	(6,338)	(2,387)	(32,413)
Proceeds from sales of securities—trading	4,419	2,387	34,308
Principal repayments and maturities of securities—trading	9,535	27,709	6,509
Bargain purchase gain on acquisition	—	(9,079)	—
(Increase) decrease in deferred taxes	(3,906)	2,966	7,869
(Decrease) increase in current taxes payable	(1,519)	11,771	(10,818)
Equity-based compensation	3,486	2,269	1,049
Increase in cash surrender value of BOLI	(2,481)	(1,788)	(1,999)
Gain on sale of loans, net of capitalized servicing rights	(10,716)	(6,080)	(6,498)
Gain on disposal of real estate held for sale and property and equipment	(391)	(1,076)	(2,521)
Provision for real estate held for sale	216	36	785
Origination of loans held for sale	(709,035)	(361,859)	(427,542)
Proceeds from sales of loans held for sale	677,166	367,888	443,225
Net change in:
Other assets	(7,319)	(2,310)	19,426
Other liabilities	4,090	3,370	4,327
Net cash provided from operating activities	15,369	98,066	95,366
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(141,989)	(58,705)	(197,911)
Principal repayments and maturities of securities—available-for-sale	113,431	62,520	84,424
Proceeds from sales of securities—available-for-sale	232,620	56,267	103,274
Purchases of securities—held-to-maturity	(13,357)	(38,961)	(26,221)
Principal repayments and maturities of securities—held-to-maturity	12,978	9,194	9,788
Loan originations, net	(32,675)	(144,152)	(167,085)
Purchases of loans and participating interest in loans	(323,533)	(194,381)	(48,725)
Proceeds from sales of other loans	124,407	11,277	19,305
Net cash received from acquisitions, net of branch divestitures	24,208	127,557	6,809
Purchases of property and equipment, net of sales	(12,072)	(5,935)	(8,211)
Proceeds from sale of real estate held for sale, net	4,740	4,923	16,944
Proceeds from FHLB stock repurchase program	48,843	8,354	1,315
Purchase of FHLB stock	(23,634)	—	—
Other	1,092	(2,025)	(127)
Net cash used by investing activities	15,059	(164,067)	(206,421)
FINANCING ACTIVITIES
Increase in deposits, net	226,821	68,938	51,417
Proceeds from FHLB advances	859,400	1,483,300	1,020,705
Payments for FHLB advances	(979,808)	(1,478,308)	(1,003,712)
Increase (decrease) in other borrowings, net	16,140	(5,871)	6,423
Cash dividends paid	(17,170)	(13,462)	(7,799)
Cash proceeds from issuance of shares for shareholder reinvestment plan	34	127	72
Net cash provided from financing activities	105,417	54,724	67,106
NET CHANGE IN CASH AND CASH EQUIVALENTS	135,845	(11,277)	(43,949)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	126,072	137,349	181,298
CASH AND CASH EQUIVALENTS, END OF YEAR	$261,917	$126,072	$137,349
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (in thousands)
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$12,252	$10,929	$13,362
Taxes paid in cash	27,256	13,047	22,828
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	4,456	3,493	3,448
ACQUISITIONS (Note 3):
Assets acquired	4,827,237	221,206	8,710
Liabilities assumed	4,250,395	212,127	8,710

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of two wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its headquarters in Walla Walla, Washington and, as of December 31, 2015, its 199 branch offices and nine loan production offices located in Washington, Oregon, California, Utah and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (DFI) and the Federal Deposit Insurance Corporation (the FDIC).

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank of Des Moines (FHLB) advances, other borrowings and junior subordinated debentures.  Net income also is affected by the level of the Company’s non-interest income, including deposit fees and other service charges, gains and losses on the sale of securities, results of mortgage banking operations, which includes loan origination and servicing fees and gains and losses on the sale of loans, as well as non-interest expense, provisions for loan losses and income tax provisions.  In addition, net income is affected by the net change in the value of certain financial instruments carried at fair value.

Basis of Presentation and Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions, profits and balances have been eliminated. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC).

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2015 for potential recognition or disclosure .

Cash and Cash Equivalents: Cash and cash equivalents include cash and due from banks and temporary investments which are federal funds sold and interest bearing balances due from other banks. Cash and cash equivalents generally have maturities of three months or less at the date of purchase.

Business Combinations: Business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed, both tangible and intangible, and consideration exchanged are recorded at acquisition date fair values. The excess purchase consideration over fair value of net assets acquired is recorded as goodwill. In the event that the fair value of net assets acquired exceeds the purchase price, including fair value of liabilities assumed, a bargain purchase gain is recorded on that acquisition. Expenses incurred in connection with a business combination are expensed as incurred. Changes in deferred tax asset valuation allowances related to acquired tax uncertainties are recognized in net income after the measurement period.

Use of Estimates:  In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale and (vi) the valuation of or recognition of deferred tax assets and liabilities (vii) the valuation of assets and liabilities acquired in business combinations.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent Notes to the Consolidated Financial Statements.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

Securities: Securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity.  Securities classified as available-for-sale are available for future liquidity requirements and may be sold prior to maturity.  Securities classified as trading are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity and, if appropriate, any other-than-temporary impairment losses.  Securities classified as available-for-sale are recorded at fair value.  Unrealized holding gains and losses on securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (loss), a component of shareholders’ equity, until realized.  Securities classified as trading are also recorded at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.  (See Note 18 for a more complete discussion of accounting for the fair value of financial instruments.)  Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are recognized in earnings as realized losses.  Realized gains and losses on sale are computed on the specific identification method and are included in earnings on the trade date sold.

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

Investment in FHLB Stock: At December 31, 2015, the Banks had $16.1 million in FHLB stock, compared to $27.0 million at December 31, 2014. The Banks' investments in FHLB stock are generally viewed as a long-term investment and are carried at par value ($100 per share), which reasonably approximates its fair value. FHLB stock does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.

Management periodically evaluates FHLB stock for impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is not any impairment on the FHLB stock investment as of December 31, 2015.

Loans Receivable:  The Banks originate residential one- to four-family and multifamily mortgage loans for both portfolio investment and sale in the secondary market.  The Banks also originate construction and land development, commercial real estate, commercial business, agricultural and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts and premiums.  Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

Some of the Company’s loans are reported as troubled debt restructures (TDRs).  Loans are appropriately reported as TDRs when the Banks grant a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  As a result of these concessions, loans identified as TDRs are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  TDRs are accounted for in accordance with the Banks’ impaired loan accounting policies.

Loans Held for Sale. Residential one- to four-family and multifamily mortgage loans with the intent to be sold in the secondary market are considered held for sale. These loans are carried at the lower of aggregate cost or estimated market value. Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. Fair values for multifamily loans held for sale are calculated using recent sales data for comparable loans. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  Non-refundable fees and direct loan origination costs related to loans held for sale are recognized as part of the cost basis of the loan at the time of sale. Gains and losses on sales of loans held for sale are determined using the specific identification method and are recorded in the mortgage banking operations component of non-interest income.

Acquired Loans: Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired (PCI) loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI pool's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the pool using the effective yield method.

The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. Any subsequent deterioration in credit quality is recognized by recording a provision for loan losses.

Income Recognition on Nonaccrual and Impaired Loans and Securities:  Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest or principal and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Provision and Allowance for Loan Losses:  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  The Company maintains an allowance for loan losses consistent in all material respects with GAAP.  The Company has established systematic methodologies for the determination of the adequacy of the Company’s allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for a general valuation allowance as well as specific allowances that are tied to individual problem loans.  The Company increases its allowance for loan losses by charging provisions for probable loan losses against its income and values impaired loans consistent with accounting guidelines.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon the Company’s continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance for loan losses.  The reserve is based upon factors and trends identified by Banner at the time financial statements are prepared.  Although the Company uses the best information available, future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.  The adequacy of general and specific reserves is based on a continuing evaluation of the pertinent factors underlying the quality of the loan portfolio as well as individual review of certain large balance loans.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower and the value of the underlying collateral.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of collateral less selling costs.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance.  Losses on specific loans are provided for when the losses are probable and estimable.  General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for.  The level of general reserves is based on analysis of potential exposures existing in the loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared.  The formula allowance is calculated by applying loss factors to outstanding loans, excluding those loans that are subject to individual analysis for specific allowances.  Loss factors are based on the Company’s historical loss experience adjusted for significant environmental considerations, including the experience of other banking organizations, which in the judgment of management affects the collectability of the loan portfolio as of the evaluation date.  The unallocated allowance is based upon the Company’s evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.

While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance for loan losses are reasonable, there can be no assurance that such estimates and assumptions will not be proved incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the financial condition and results of operations of the Company.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

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

Reserve for Unfunded Commitments: A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Banks' commitments to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for loan losses. Provisions for unfunded commitment losses are added to the reserve for unfunded commitments, which is included in other liabilities.

Real Estate Held for Sale: Property acquired by foreclosure or deed in lieu of foreclosure is initially recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property are capitalized while direct holding costs are expensed.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

Property and Equipment:  Property and equipment is carried at cost less accumulated depreciation. The provision for depreciation is based upon the straight-line method applied to individual assets and groups of assets acquired in the same year over the lesser of their estimated useful lives or the related lease terms of the assets:

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

Goodwill: Goodwill represents the excess of the purchase consideration over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is a two-step process. The first step compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the carrying amount exceeds its fair value, then goodwill impairment may be indicated. The second step allocates the reporting units fair value to its assets and liabilities. If the unallocated fair value does not exceed the carrying amount of goodwill then an impairment loss would be recognized as a charge to earnings.

Other Intangible Assets:  Other intangible assets consist primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of three to ten years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Servicing fee income is recorded for fees earned for servicing loans and is reflected in mortgage banking operations on the Consolidated Statements of Operations.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

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

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  Banner Bank is a party to $12.0 million in notional amounts of interest rate swaps at December 31, 2015.  Some of these swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  In addition, Banner Bank uses an interest rate swap program for commercial loan customers that provides the client with a variable rate loan and enters into an interest rate swap allowing them to effectively fix their loan interest rates.  These customer swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  At December 31, 2015, Banner Bank had $282.0 million in notional amounts of these customer interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps are reflected in other assets or other liabilities as appropriate.

Further, as a part of its mortgage banking activities, the Company issues “rate lock” commitments to borrowers and obtains offsetting “best efforts” delivery commitments from purchasers of loans. The Company also uses forward contracts for the sale of mortgage-backed securities and mandatory delivery commitments for the sale of loans to hedge "rate lock" commitments and loans held for sale.  The commitments to originate mortgage loans held for sale and the related delivery contracts are considered derivatives.  The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings.  None of these residential mortgage loan related derivatives are designated as hedging instruments for accounting purposes.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.  The fair value of the derivative loan commitments is estimated using the present value of expected future cash flows.  Assumptions used include rate assumptions based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan (see Note 24 for a more complete discussion of derivatives and hedging).

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

As of December 31, 2015, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2015 and 2014 is immaterial. The Company files consolidated income tax returns in Oregon, California, Utah and Idaho and for federal purposes. The Company has tax years 2011–2014 open for tax examination under the statute of limitation provisions of the Internal Revenue Code of 1986 (Code).

Stock-Based Compensation:  The Company has adopted the fair value recognition method for recognizing stock-based compensation expense, using the modified-prospective-transition method.  Under that method, compensation costs are recognized based upon grant date fair value.  This method requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The restricted stock grants value shares awarded at their fair value, which is their intrinsic value on the date of the award grant.  The expense of the award grants are accrued ratably over the vesting period from the date of each award.

Stock Options: Stock option grant stock-based compensation costs under the Company's stock options plans are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury's Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

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

Earnings Per Share: Earnings per common share is computed under the two-class method. Pursuant to the two-class method, nonvested stock-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method.

Comprehensive Income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  In addition, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Statements of Financial Condition, and such items, along with net income, are components of comprehensive income (loss) which is reported in the Consolidated Statements of Comprehensive Income.

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

Reclassification:  Certain reclassifications have been made to the prior years’ consolidated financial statements and/or schedules to conform to the current year’s presentation.  These reclassifications may have affected certain reported amounts and ratios for the prior periods.  These reclassifications had no effect on retained earnings or net income as previously presented and the effect of these reclassifications is considered immaterial. For the impacts of the retrospective adoption of ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, see Note 2.

Note 2:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Investing in Qualified Affordable Housing Projects

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The objective of this ASU is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this ASU modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. The amendments in this ASU are applied retrospectively to all periods presented. ASU No. 2014-01 was effective beginning after December 15, 2014 and was adopted by the Company, as of January 1, 2015. The new standard has been retrospectively applied resulting in changes to other non-interest income, tax expense and net income, deferred tax asset, other assets and retained earnings in the prior periods presented. The effect of this change on the revised annual Consolidated Statements of Operations was a decrease in net income of $95,000 and $341,000 for the years ended December 31, 2014 and 2013, respectively. All prior periods have been reclassified to conform to the current presentation.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for fiscal years and interim periods beginning after December 15, 2014 and was adopted by the Company, as of January 1, 2015. At December 31, 2015, the Company had $3.4 million of foreclosed residential real estate properties held as other real estate owned. The recorded investment in one- to four-family residential loans in the process of foreclosure was $2.8 million at both December 31, 2015.

Revenue from Contracts with Customers

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of ASU 2015-14 the standard is effective for interim and annual periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the standard will have on the Company’s Consolidated Financial Statements.

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

Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This ASU may have a material effect on the Company's Consolidated Financial Statements depending on the significance of future adjustments to provisional amounts, if any.

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. The amendments simplify the impairment assessment of equity investments without readily determinable fair values. The amendments also eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This amendment excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU No. 2016-01 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

Leases (Topic 842)
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

Note 3:  BUSINESS COMBINATIONS

Acquisition of Starbuck Bancshares, Inc.

Effective as of the close of business on October 1, 2015, the Company acquired Starbuck Bancshares, Inc. (Starbuck) and its subsidiary, AmericanWest Bank (AmericanWest), a Washington state chartered commercial bank headquartered in Spokane, Washington with 98 branches serving markets in Washington, Oregon, Idaho, California and Utah. On that date, Starbuck merged with and into Banner and AmericanWest merged with and into Banner Bank. The merged banks are operating as Banner Bank. Pursuant to the previously announced terms of the merger, the equity holders of Starbuck received an aggregate of $130.0 million in cash and 13.23 million shares of Banner voting common stock and nonvoting common stock. The acquisition provided $4.46 billion in assets, $3.64 billion in deposits and $3.00 billion in loans to Banner. At the closing date, the combined company had approximately $9.9 billion in assets and 203 branches.

The application of the acquisition method of accounting resulted in recognition of a CDI asset of $33.5 million and goodwill of $226.0 million. The acquired CDI has been determined to have a useful life of approximately ten years and will be amortized on an accelerated basis. Goodwill is not amortized but will be evaluated for impairment on an annual basis or more often if circumstances dictate to determine if the carrying value remains appropriate. Goodwill will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

The following table presents a summary of the consideration paid and the estimated fair values as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

	Starbuck
	October 1, 2015
Consideration to Starbuck equityholders:
Cash paid		$130,000
Fair value of common shares issued		630,674
Total consideration		760,674
Fair value of assets acquired:
Cash and cash equivalents	$95,821
Securities	1,037,238
Loans receivable (contractual amount of $3.04 billion)	2,997,640
REO, held for sale	5,706
Property and equipment	66,549
CDI	33,500
Deferred tax asset	107,847
Other assets	113,173
Total assets acquired	4,457,474
Fair value of liabilities assumed:
Deposits	3,638,596
FHLB advances	221,442
Junior subordinated debentures	5,806
Other liabilities	57,003
Total liabilities assumed	3,922,847
Net assets acquired		534,627
Goodwill		$226,047

Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The acquisition complements the Company's growth strategy, including expanding our geographic footprint in markets throughout the Northwest, Utah and California. The Company paid this premium for a number of reasons, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new markets. See Note 17, Goodwill, Other Intangible Assets and Mortgage Servicing Rights for the accounting for goodwill and other intangible assets.

Amounts recorded are preliminary estimates of fair value. Additional adjustments to the acquisition accounting may be required and would most likely involve loans, or property and equipment, or the deferred tax asset. As of October 1, 2015, the unpaid principal balance on purchased non-credit-impaired loans was $2.95 billion. The fair value of the purchased non-credit-impaired loans was $2.94 billion, resulting in a discount of $17.7 million recorded on these loans. The principal cash flows not expected to be collected on these loans was estimated to be $44.1 million. This discount is being accreted into income over the life of the loans on an effective yield basis.

The following table presents the acquired PCI loans as of the acquisition date (in thousands):

Starbuck
October 1, 2015
Acquired PCI loans:
Contractually required principal and interest payments	$98,746
Nonaccretable difference	(26,162)
Cash flows expected to be collected	72,584
Accretable yield	(11,071)
Fair value of PCI loans	$61,513

The following table presents certain unaudited pro forma information for illustrative purposes only, for the years ended December 31, 2015 and 2014 as if Starbuck had been acquired on January 1, 2014. This unaudited estimated pro forma financial information combines the historical results of Starbuck with the Company’s consolidated historical results. Pro forma adjustments include accretion of loan discount, accretion of investment premiums, amortization of deposit premium, amortization of CDI, reversal of acquisition expense, and reversal of historical recorded amounts for similar items, with all adjustments tax effected. The pro forma information is not indicative of what would have occurred had the acquisition actually occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2014. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Banner expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands except per share amounts):

	Pro Forma
	Years Ended December 31
	2015	2014
Total revenues (net interest income plus non-interest income)	$455,427	$430,984
Net income	$86,255	$87,031
Earnings per share - basic	$2.56	$2.67
Earnings per share - diluted	$2.55	$2.67

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Starbuck for the period October 2, 2015 to December 31, 2015. Disclosure of the amount of Starbuck's revenue and net income (excluding integration costs) included in the Company’s Consolidated Statements of Operations is impracticable due to the integration of the operations, systems and accounting for this acquisition occurring in different stages.

Acquisition of Siuslaw Financial Group, Inc.

Effective as of the close of business on March 6, 2015, the Company completed the purchase of Siuslaw Financial Group, Inc. (Siuslaw), the holding company of Siuslaw Bank, an Oregon state chartered commercial bank. Siuslaw merged with and into the Company and, immediately thereafter, Siuslaw Bank merged with and into Banner Bank. Siuslaw shareholders received 0.32231 shares of the Company's common stock and $1.41622 in cash in exchange for each share of Siuslaw common stock. The acquisition provided $369.8 million in assets, $316.4 million in deposits and $247.1 million in loans.

The application of the acquisition method of accounting resulted in recognition of a CDI asset of $3.9 million and goodwill of $21.7 million. The acquired CDI has been determined to have a useful life of approximately eight years and will be amortized on an accelerated basis. Goodwill is not amortized but will be evaluated for impairment on an annual basis or more often if circumstances dictate to determine if the carrying value remains appropriate. The goodwill is not deductible for income tax purposes since the acquisition is accounted for as a tax-free exchange for tax purposes.

The following table presents a summary of the consideration paid and the estimated fair values as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

	Siuslaw
	March 6, 2015
Consideration to Siuslaw shareholders:
Cash paid		$5,806
Fair value of common shares issued		58,100
Total consideration		63,906
Fair value of assets acquired:
Cash and cash equivalents	$84,405
Securities—available-for-sale	12,865
Loans receivable (contractual amount of $252.2 million)	247,098
REO, held for sale	2,525
Property and equipment	8,127
CDI	3,895
Other assets	10,848
Total assets acquired	369,763
Fair value of liabilities assumed:
Deposits	316,406
Junior subordinated debentures	5,959
Other liabilities	5,183
Total liabilities assumed	327,548
Net assets acquired		$42,215
Goodwill		21,691

Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The acquisition complements the Company's growth strategy, including expanding our geographic footprint in markets throughout the Northwest. The Company paid this premium for a number of reasons, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new markets. See Note 17, Goodwill, Other Intangible Assets and Mortgage Servicing Rights for the accounting for goodwill and other intangible assets.

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

The following table presents the acquired PCI loans as of the acquisition date (in thousands):

Siuslaw
March 6, 2015
Acquired PCI loans:
Contractually required principal and interest payments	$11,134
Nonaccretable difference	(3,238)
Cash flows expected to be collected	7,896
Accretable yield	(2,239)
Fair value of PCI loans	$5,657

The following table presents certain unaudited pro forma information for illustrative purposes only, for the years ended December 31, 2015 and 2014 as if Siuslaw had been acquired on January 1, 2014. This unaudited estimated pro forma financial information combines the historical results of Siuslaw with the Company’s consolidated historical results. Pro forma adjustments include, accretion of loan discount, accretion of investment premiums, amortization of deposit premium, amortization of CDI, reversal of acquisition expense, and reversal of historical recorded amounts for similar items, with all adjustments tax effected. The pro forma information is not indicative of what would have occurred had the acquisition actually occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2014. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Banner expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands except per share amounts):

	Pro Forma
	Years Ended December 31
	2015	2014
Total revenues (net interest income plus non-interest income)	$308,153	$254,212
Net income	$44,484	$58,703
Earnings per share - basic	$1.85	$2.84
Earnings per share - diluted	$1.85	$2.83

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Siuslaw for the period March 7, 2015 to December 31, 2015. Disclosure of the amount of Siuslaw’s revenue and net income (excluding integration costs) included in the Company’s Consolidated Statements of Operations is impracticable due to the integration of the operations and accounting for this acquisition.

Purchase of Six Oregon Branches

Effective as of the close of business on June 20, 2014, Banner Bank completed the purchase of six branches from Umpqua Bank, successor to Sterling Savings Bank (the Branch purchase). Five of the six branches are located in Coos County, Oregon and the sixth branch is located in Douglas County, Oregon. The purchase provided $212.1 million in deposit accounts, $87.9 million in loans, and $3.1 million in branch properties. Banner Bank received $127.6 million in cash from the transaction.

The application of the acquisition method of accounting resulted in recognition of a CDI of $2.4 million and an acquisition bargain purchase gain of $9.1 million. The bargain purchase gain consisted primarily of a $7.0 million discount on the assets acquired in this required branch divestiture combined with a $2.4 million core deposit intangible, net of approximately $300,000 in other fair value adjustments. The acquired CDI was determined to have a useful life of approximately eight years and is being amortized on an accelerated basis.

The following table displays the fair value as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

Branch Purchase
June 20, 2014
Total consideration	$—
Fair value of assets acquired:
Cash and cash equivalents	$127,557
Loans receivable (contractual amount of $88.3 million)	87,923
Property and equipment	3,079
CDI	2,372
Other assets	275
Total assets acquired	221,206

Fair value of liabilities assumed:
Deposits	212,085
Other liabilities	42
Total liabilities assumed	212,127
Net assets acquired	9,079
Acquisition bargain purchase gain	$(9,079)

The primary reason for the Branch purchase was to continue the Company's growth strategy, including expanding its geographic footprint in markets throughout the Northwest. As of June 20, 2014, the transaction had no remaining contingencies. The operating results of the Company include the operating results produced by the Branch purchase from June 21, 2014 to December 31, 2015. Pro forma results of operations for the years ended December 31, 2015 and 2014, as if the Branch purchase had occurred on January 1, 2014, have not been presented because historical financial information was not available. There were no PCI loans acquired in connection with the Branch purchase.

Acquisition-Related Costs

The following tables present the key components of acquisition-related costs in connection with the Branch purchase, the acquisition of Siuslaw and the acquisition of Starbuck, including AmericanWest, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31
	2015	2014	2013
Acquisition-related costs recognized in non-interest expense:
Personnel severance/retention fees	$6,577	$—	$—
Non-capitalized equipment and repairs	1,031	105	—
Client communications	527	327	—
Information/computer data services	2,875	334	—
Payment and processing expenses	28	185	—
Professional services	11,169	2,953	550
Miscellaneous	3,903	421	—
	$26,110	$4,325	$550

The Branch purchase	$—	$1,784	$550
Siuslaw	2,000	748	—
Starbuck	24,110	1,793	—
	$26,110	$4,325	$550
Note 4:  SECURITIES

The amortized cost, gross unrealized losses and gains and estimated fair value of securities at December 31, 2015 and 2014 are summarized as follows (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,368
Municipal bonds	332			341
Corporate bonds	25,063			18,699
Mortgage-backed or related securities	12,705			13,663
Equity securities	14			63
	$39,344			$34,134
Available-for-Sale:
U.S. Government and agency obligations	$30,211	$213	$(193)	$30,231
Municipal bonds	142,898	853	(432)	143,319
Corporate bonds	15,937	56	(12)	15,981
Mortgage-backed or related securities	919,318	4,056	(5,115)	918,259
Asset-backed securities	31,288	—	(603)	30,685
Equity securities	88	10	—	98
	$1,139,740	$5,188	$(6,355)	$1,138,573
Held-to-Maturity:
U.S. Government and agency obligations	$1,106	$5	$—	$1,111
Municipal bonds:	162,778	6,219	(191)	168,806
Corporate bonds	4,273	—	—	4,273
Mortgage-backed or related securities	52,509	253	(325)	52,437
	$220,666	$6,477	$(516)	$226,627

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,340			$1,505
Municipal bonds	1,405			1,440
Corporate bonds	27,995			19,118
Mortgage-backed or related securities	16,726			18,136
Equity securities	14			59
	$47,480			$40,258
Available-for-Sale:
U.S. Government and agency obligations	$29,973	$8	$(211)	$29,770
Municipal bonds	49,959	190	(121)	50,028
Corporate bonds	5,000	18	—	5,018
Mortgage-backed or related securities	300,979	1,429	(1,598)	300,810
Asset-backed securities	25,513	167	(285)	25,395
	$411,424	$1,812	$(2,215)	$411,021
Held-to-Maturity:
U.S. Government and agency obligations	$2,146	$—	$(19)	$2,127
Municipal bonds:	119,951	6,319	(48)	126,222
Corporate bonds	1,800	—	—	1,800
Mortgage-backed or related securities	7,361	105	(7)	7,459
	$131,258	$6,424	$(74)	$137,608

At December 31, 2015 and 2014, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows (in thousands):

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$8,707	$(97)	$10,489	$(96)	$19,196	$(193)
Municipal bonds	69,848	(426)	905	(6)	70,753	(432)
Corporate bonds	5,153	(12)	—	—	5,153	(12)
Mortgage-backed or related securities	533,143	(4,380)	68,562	(735)	601,705	(5,115)
Asset-backed securities	20,893	(355)	9,792	(248)	30,685	(603)
	$637,744	$(5,270)	$89,748	$(1,085)	$727,492	$(6,355)
Held-to-Maturity:
Municipal bonds	$28,545	$(188)	$254	$(3)	$28,799	$(191)
Corporate bonds	—	—	—	—	—	—
Mortgage-backed or related securities	34,493	(323)	255	(2)	34,748	(325)
	$63,038	$(511)	$509	$(5)	$63,547	$(516)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$15,983	$(58)	$9,847	$(153)	$25,830	$(211)
Municipal bonds	16,322	(61)	7,129	(60)	23,451	(121)
Mortgage-backed or related securities	91,046	(236)	107,266	(1,362)	198,312	(1,598)
Asset-backed securities	—	—	9,765	(285)	9,765	(285)
	$123,351	$(355)	$134,007	$(1,860)	$257,358	$(2,215)
Held-to-Maturity:
U.S. Government and agency obligations	$—	$—	$1,127	$(19)	$1,127	$(19)
Municipal bonds	9,821	(44)	592	(4)	10,413	(48)
Mortgage-backed or related securities	1,018	(7)	—	—	1,018	(7)
	$10,839	$(51)	$1,719	$(23)	$12,558	$(74)

At December 31, 2015, there were 242 securities—available-for-sale with unrealized losses, compared to 94 at December 31, 2014 and 114 at December 31, 2013.  At December 31, 2015, there were 32 securities—held-to-maturity with unrealized losses, compared to 25 at December 31, 2014 and 36 at December 31, 2013.  Management does not believe that any individual unrealized loss as of December 31, 2015, 2014 or 2013 represented OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

Sales of securities—trading totaled $4.4 million with a resulting net loss of $690,000 for the year ended December 31, 2015 and totaled $2.4 million with a resulting net gain of $1,000 for the year ended December 31, 2014. Sales of securities—trading for the year ended December 31, 2013 totaled $34.3 million with a resulting net gain of $1.5 million, including $1.0 million which represented recoveries on certain collateralized debt obligations that had previously been written off. In addition to the $1.5 million net gain, the Company also recognized a $409,000 OTTI recovery on sales of securities—trading for the year ended December 31, 2013, which was related to the sale of certain equity securities issued by government-sponsored entities. The Company did not recognize any OTTI charges or recoveries on securities—trading during the years ended December 31, 2015 or 2014. There were no securities—trading in a nonaccrual status at December 31, 2015 and 2014.  Net unrealized holding gains of $2.0 million were recognized in 2015.

Sales of securities—available-for-sale totaled $232.6 million with a resulting net gain of $126,000 for the year ended December 31, 2015.  Sales of securities—available-for-sale totaled $56.3 million with a resulting net gain of $41,000 for the year ended December 31, 2014. Sales of securities—available-for-sale totaled $103.3 million with a resulting net loss of $116,000 for the year ended December 31, 2013.  There were no securities—available-for-sale in a nonaccrual status at December 31, 2015 and 2014.

There were no sales of securities—held-to-maturity during the years ended December 31, 2015, 2014 or 2013. There were no securities—held-to-maturity in a nonaccrual status at December 31, 2015 and 2014.

The amortized cost and estimated fair value of securities at December 31, 2015, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2015
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$12,522	$12,477	$4,986	$5,035
Maturing after one year through five years	8,790	9,361	278,205	277,056	13,707	13,810
Maturing after five years through ten years	3,480	3,823	185,919	184,948	83,478	84,158
Maturing after ten years through twenty years	1,997	2,188	338,069	338,362	99,614	104,460
Maturing after twenty years	25,063	18,699	324,937	325,632	18,881	19,164
	39,330	34,071	1,139,652	1,138,475	220,666	226,627
Equity securities	14	63	88	98
	$39,344	$34,134	$1,139,740	$1,138,573	$220,666	$226,627

The following table presents, as of December 31, 2015, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$204,894	$201,149	$210,422
Interest rate swap counterparties	13,687	13,284	13,687
Repurchase transaction accounts	110,140	109,956	110,146
Other	1,970	1,895	1,970
Total pledged securities	$330,691	$326,284	$336,225

Note 5:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 2015 and 2014 are summarized as follows (dollars in thousands):

	December 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,327,807	18.2%	$546,783	14.3%
Investment properties	1,765,353	24.1	856,942	22.3
Multifamily real estate	472,976	6.5	167,524	4.4
Commercial construction	72,103	1.0	17,337	0.4
Multifamily construction	63,846	0.9	60,193	1.6
One- to four-family construction	278,469	3.8	219,889	5.7
Land and land development:
Residential	126,773	1.7	102,435	2.7
Commercial	33,179	0.5	11,152	0.3
Commercial business	1,207,944	16.5	723,964	18.9
Agricultural business, including secured by farmland	376,531	5.1	238,499	6.2
One- to four-family residential	952,633	13.0	537,108	14.1
Consumer:
Consumer secured by one- to four-family	478,420	6.5	222,205	5.8
Consumer—other	158,470	2.2	127,003	3.3
Total loans outstanding	7,314,504	100.0%	3,831,034	100.0%
Less allowance for loan losses	(78,008)		(75,907)
Net loans	$7,236,496		$3,755,127

Loan amounts are net of unearned loan fees in excess of unamortized costs of $5.5 million at December 31, 2015 and $5.8 million at December 31, 2014. Net loans include net discounts on acquired loans of $43.7 million and $148,000 as of December 31, 2015 and 2014, respectively.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had balances of $7.9 million and $8.6 million for the years ended December 31, 2015 and 2014, respectively.

Purchased credit-impaired loans: The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $83.4 million at December 31, 2015. The carrying balance of PCI loans was $58.6 million at December 31, 2015. There were no PCI loans at December 31, 2014.
The following table presents the changes in the accretable yield for PCI loans for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31
	2015	2014
Balance, beginning of period	$—	$—
Additions	13,310	—
Accretion to interest income	(2,202)	—
Disposals and other	(1,238)	—
Reclassifications from non-accretable difference	505	—
Balance, end of period	$10,375	$—

As of December 31, 2015, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $29.5 million.

Impaired Loans and the Allowance for Loan Losses:  A loan is considered impaired when, based on current information and circumstances, the Company determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are comprised of loans on nonaccrual, TDRs, and loans that are 90 days or more past due, but are still on accrual. Purchase credit-impaired loans are consider performing within the scope of the PCI accounting guidance and are not included in the impaired loan tables.

The following tables provide additional information on impaired loans, excluding purchased credit impaired loans, with and without specific allowance reserves at December 31, 2015 and 2014.  Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$1,465	$—	$1,416	$70
Investment properties	8,740	2,503	5,846	602
Multifamily real estate	359	—	357	71
Commercial construction	1,141	1,069	—	—
One- to four-family construction	1,741	—	1,741	161
Land and land development:
Residential	3,540	750	1,634	444
Commercial	1,628	1,027		—
Commercial business	2,266	538	1,184	150
Agricultural business/farmland	1,309	544	697	43
One- to four-family residential	17,897	2,206	14,418	736
Consumer:
Consumer secured by one- to four-family	776	—	716	23
Consumer—other	433	—	351	7
	$41,295	$8,637	$28,360	$2,307

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$1,598	$966	$582	$24
Investment properties	6,458	30	6,023	729
Multifamily real estate	786	—	786	86
One- to four-family construction	3,923	—	3,923	640
Land and land development:
Residential	3,710	1,275	1,280	346
Commercial business	1,502	—	1,276	128
Agricultural business/farmland	1,597	744	854	26
One- to four-family residential	27,855	1,865	24,529	1,032
Consumer:
Consumer secured by one- to four-family	1,256	73	1,077	75
Consumer—other	634	138	470	6
	$49,319	$5,091	$40,800	$3,092

(1)	Loans without an allowance reserve have been individually evaluated for impairment and that evaluation concluded that no reserve was needed.

(2)
Includes general reserves for loans evaluated in pools of homogeneous loans and loans with a specific reserve allowance. Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$1,467	$9	$1,841	$12	$2,761	$12
Investment properties	8,003	303	6,145	315	8,977	241
Multifamily real estate	362	18	795	45	5,705	298
One- to four-family construction	1,463	114	2,655	118	5,870	239
Land and land development:
Residential	2,406	49	2,872	89	6,053	221
Commercial	931	—	—	—	—	—
Commercial business	1,667	35	1,328	41	2,236	59
Agricultural business/farmland	1,143	19	1,866	—	110	8
One- to four-family residential	17,770	630	26,093	870	40,557	1,063
Consumer:
Consumer secured by one- to four-family	736	11	1,248	19	1,403	25
Consumer—other	392	18	597	19	677	29
	$36,340	$1,206	$45,440	$1,528	$74,349	$2,195

The following tables present TDRs at December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Accrual Status	Nonaccrual Status	Total TDRs	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$181	$104	$285	$183	$109	$292
Investment properties	5,834	13	5,847	6,021	32	6,053
Multifamily real estate	357	—	357	786	—	786
One- to four-family construction	1,741	—	1,741	3,923	—	3,923
Land and land development:
Residential	1,151	483	1,634	1,279	525	1,804
Commercial business	624	—	624	739	87	826
Agricultural business/farmland	545	277	822	—	—	—
One- to four-family residential	11,025	1,428	12,453	15,793	1,363	17,156
Consumer:
Consumer secured by one- to four-family	147	14	161	233	117	350
Consumer—other	172	—	172	197	116	313
	$21,777	$2,319	$24,096	$29,154	$2,349	$31,503

As of December 31, 2015 and 2014, the Company had commitments to advance funds up to an additional amount of $237,000 and $2.1 million, respectively, related to TDRs.

The following table presents new TDRs that occurred during the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate:
Owner-occupied	—	$—	$—	1	$203	$203
One- to four-family construction	—	—	—	10	2,153	2,153
Land and land development:
Residential	2	1,302	483	—	—	—
Commercial business	—	—	—	1	100	100
Agricultural business/farmland	3	822	822	—	—	—
One- to four-family residential	2	431	431	4	905	862
Consumer:
Consumer - other	—	—	—	1	9	9
	7	$2,555	$1,736	17	$3,370	$3,327

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

The following table presents TDRs which incurred a payment default within the years ended December 31, 2015 and 2014, for which the payment default occurred within twelve months of the restructure date.  A default on a restructured loan results in a transfer to nonaccrual status, a charge-off or a combination of both (in thousands):

	Years Ended December 31
	2015		2014
	Number of Loans	Amount	Number of Loans	Amount
Agricultural business/farmland	2	$277	—	$—
One- to four-family residential	1	387	—	—
Total	3	$664	—	$—

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in 2015.

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

The following tables show Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristic as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$3,022,281	$468,467	$558,425	$1,167,933	$354,760	$943,098	$633,734	$7,148,698
Special mention	30,928	138	2,386	25,286	17,526	1,346	22	77,632
Substandard	39,951	4,371	13,559	14,725	4,245	8,189	3,124	88,164
Doubtful	—	—	—	—	—	—	10	10
Loss	—	—	—	—	—	—	—	—
Total loans	$3,093,160	$472,976	$574,370	$1,207,944	$376,531	$952,633	$636,890	$7,314,504
Performing loans	$3,048,424	$470,982	$566,460	$1,198,475	$374,305	$945,968	$636,068	$7,240,682
Purchased credit-impaired loans	40,985	1,994	5,650	7,302	1,529	1,066	74	58,600
Non-performing loans (2)	3,751	—	2,260	2,167	697	5,599	748	15,222
Total loans	$3,093,160	$472,976	$574,370	$1,207,944	$376,531	$952,633	$636,890	$7,314,504

	December 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$1,375,885	$166,712	$395,356	$691,143	$234,101	$524,598	$346,456	$3,734,251
Special mention	3,717	—	—	27,453	1,055	63	140	32,428
Substandard	24,123	812	15,650	5,368	3,343	12,447	2,601	64,344
Doubtful	—	—	—	—	—	—	11	11
Loss	—	—	—	—	—	—	—	—
Total loans	$1,403,725	$167,524	$411,006	$723,964	$238,499	$537,108	$349,208	$3,831,034
Performing loans	$1,402,328	$167,524	$409,731	$723,427	$236,902	$526,506	$347,880	$3,814,298
Non-performing loans (2)	1,397	—	1,275	537	1,597	10,602	1,328	16,736
Total loans	$1,403,725	$167,524	$411,006	$723,964	$238,499	$537,108	$349,208	$3,831,034

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of December 31, 2015 and 2014, in the commercial business category, $150 million and $115 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days but still on accrual status.

The following tables provide additional detail on the age analysis of Banner’s past due loans as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	30–59 Days Past Due	60–89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$3,981	$139	$885	$5,005	$24,261	$1,298,541	$1,327,807	$—	$1,235
Investment properties	1,763	132	2,503	4,398	16,724	1,744,231	1,765,353	—	2,516
Multifamily real estate	4	—	—	4	1,994	470,978	472,976	—	—
Commercial construction	—	—	—	—	—	72,103	72,103	—	—
Multifamily construction	771	13	—	784	—	63,062	63,846	—	—
One- to four-family construction	2,466	220	—	2,686	905	274,878	278,469	—	1,233
Land and land development:
Residential	—	—	747	747	77	125,949	126,773	—	1,027
Commercial	—	96	—	96	4,668	28,415	33,179	—	—
Commercial business	1,844	174	1,024	3,042	7,302	1,197,600	1,207,944	8	2,159
Agricultural business/farmland	323	729	278	1,330	1,529	373,672	376,531	—	697
One- to four-family residential (1)	620	873	3,811	5,304	1,066	946,263	952,633	899	4,700
Consumer:
Consumer secured by one- to four-family	465	60	38	563	40	477,817	478,420	4	565
Consumer—other	488	155	131	774	34	157,662	158,470	41	138
Total	$12,725	$2,591	$9,417	$24,733	$58,600	$7,231,171	$7,314,504	$952	$14,270

	December 31, 2014
	30–59 Days Past Due	60–89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$—	$1,984	$—	$1,984	$—	$544,799	$546,783	$—	$1,100
Investment properties	639	—	—	639	—	856,303	856,942	—	32
Multifamily real estate	—	—	—	—	—	167,524	167,524	—	—
Commercial construction	—	—	—	—	—	17,337	17,337	—	1,275
Multifamily construction	—	—	—	—	—	60,193	60,193	—	—
One- to four-family construction	840	—	—	840	—	219,049	219,889	—	—
Land and land development:
Residential	759	—	750	1,509	—	100,926	102,435	—	—
Commercial	—	—	—	—	—	11,152	11,152	—	—
Commercial business	775	35	100	910	—	723,054	723,964	—	537
Agricultural business/farmland	597	466	744	1,807	—	236,692	238,499	—	1,597
One- to four-family residential (1)	877	1,623	7,526	10,026	—	527,082	537,108	2,095	8,834
Consumer:
Consumer secured by one- to four-family	59	60	139	258	—	221,947	222,205	80	1,187
Consumer—other	491	88	293	872	—	126,131	127,003	—	—
Total	$5,037	$4,256	$9,552	$18,845	$—	$3,812,189	$3,831,034	$2,175	$14,562

(1)
One- to four-family loans are not considered past due until they exceed 30 days and are not reflected herein. One- to four-family loans exactly 30 days past due at December 31, 2015 and 2014 were $4 million and $8 million, respectively.

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2015 (in thousands):

	For the Year Ended December 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,784	$4,562	$25,545	$12,043	$3,821	$5,447	$483	$5,222	$75,907
Provision for loan losses	1,177	(480)	666	1,611	(878)	(1,068)	1,363	(2,391)	—
Recoveries	819	113	1,811	948	1,927	772	570	—	6,960
Charge-offs	(64)	—	(891)	(746)	(1,225)	(419)	(1,514)	—	(4,859)
Ending balance	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008

	December 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$605	$71	$418	$69	$—	$728	$29	$—	$1,920
Allowance collectively evaluated for impairment	20,111	4,124	26,713	13,732	3,645	4,004	873	2,831	76,033
Allowance for purchased credit-impaired loans	—	—	—	55	—	—	—	—	55
Total allowance for loan losses	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008

	December 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$8,519	$357	$4,669	$2,223	$544	$12,185	$319	$—	$28,816
Loans collectively evaluated for impairment	3,043,656	470,625	564,051	1,198,419	374,458	939,382	636,497	—	7,227,088
Purchased credit-impaired loans	40,985	1,994	5,650	7,302	1,529	1,066	74	—	58,600
Total loans	$3,093,160	$472,976	$574,370	$1,207,944	$376,531	$952,633	$636,890	$—	$7,314,504

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2014 (in thousands):

	For the Year Ended December 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,759	$5,306	$17,640	$11,773	$2,841	$11,486	$1,335	$7,118	$74,258
Provision for loan losses	1,757	(724)	6,336	626	(417)	(5,772)	90	(1,896)	—
Recoveries	1,507	—	1,776	988	1,576	618	528	—	6,993
Charge-offs	(1,239)	(20)	(207)	(1,344)	(179)	(885)	(1,470)	—	(5,344)
Ending balance	$18,784	$4,562	$25,545	$12,043	$3,821	$5,447	$483	$5,222	$75,907

	December 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$728	$86	$986	$82	$—	$1,014	$70	$—	$2,966
Allowance collectively evaluated for impairment	18,056	4,476	24,559	11,961	3,821	4,433	413	5,222	72,941
Total allowance for loan losses	$18,784	$4,562	$25,545	$12,043	$3,821	$5,447	$483	$5,222	$75,907

	December 31, 2014
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$7,171	$786	$6,477	$739	$744	$17,848	$681	$—	$34,446
Loans collectively evaluated for impairment	1,396,554	166,738	404,529	723,225	237,755	519,260	348,527	—	3,796,588
Total loans	$1,403,725	$167,524	$411,006	$723,964	$238,499	$537,108	$349,208	$—	$3,831,034

Note 6:  REAL ESTATE OWNED, HELD FOR SALE, NET

The following table presents the changes in REO, net of valuation allowance, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31
	2015	2014	2013
Balance, beginning of period	$3,352	$4,044	$15,778
Additions from loan foreclosures	4,351	3,264	3,166
Additions from capitalized costs	298	30	348
Additions from acquisitions	8,231	—	—
Proceeds from dispositions of REO	(4,740)	(4,923)	(16,944)
Gain on sale of REO	351	973	2,481
Valuation adjustments in the period	(216)	(36)	(785)
Balance, end of period	$11,627	$3,352	$4,044

Note 7:  PROPERTY AND EQUIPMENT, NET

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2015 and 2014 are summarized as follows (in thousands):

	December 31
	2015	2014
Land	$38,992	$21,969
Buildings and leasehold improvements	160,075	98,901
Furniture and equipment	79,018	72,152
	278,085	193,022
Less accumulated depreciation	(110,481)	(101,837)
Property and equipment, net	$167,604	$91,185
The Company’s depreciation expense related to property and equipment was $10.0 million, $8.1 million, and $7.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The Company’s rental expense was $10.2 million, $7.6 million, and $7.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s obligations under long-term property leases are as follows:

Year	Amount
2016	$ 14.3 million
2017	12.9 million
2018	10.7 million
2019	7.8 million
2020	6.6 million
Thereafter	23.0 million
Total	$ 75.3 million

Note 8:  DEPOSITS

Deposits consist of the following at December 31, 2015 and 2014 (in thousands):

	December 31
	2015	2014
Non-interest-bearing checking	$2,619,618	$1,298,866
Interest-bearing checking	1,159,846	439,480
Regular savings accounts	1,284,642	901,142
Money market accounts	1,637,092	488,946
Total transaction and savings accounts	6,701,198	3,128,434
Certificates of deposit:
Certificates of deposit less than or equal to the FDIC insured limit of $250,000	1,168,495	633,345
Certificates of deposit greater than the FDIC insured limit of $250,000	185,375	137,171
Total certificates of deposit	1,353,870	770,516
Total deposits	$8,055,068	$3,898,950
Included in total deposits:
Public fund transaction accounts	$209,430	$102,854
Public fund interest-bearing certificates	31,281	35,346
Total public deposits	$240,711	$138,200
Total brokered deposits	$162,936	$4,799

Deposits at December 31, 2015 and 2014 included deposits from the Company’s directors, executive officers and related entities totaling $6.6 million and $6.2 million, respectively.

Scheduled maturities and weighted average interest rates of certificate accounts at December 31, 2015 are as follows (dollars in thousands):

	December 31, 2015
	Amount	Weighted Average Rate
Maturing in one year or less	$985,193	0.48%
Maturing after one year through two years	226,381	0.88
Maturing after two years through three years	88,184	1.05
Maturing after three years through four years	24,981	1.17
Maturing after four years through five years	25,917	1.26
Maturing after five years	3,214	1.10
Total certificates of deposit	$1,353,870	0.61%

Note 9:  ADVANCES FROM FEDERAL HOME LOAN BANK OF DES MOINES

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2015 and 2014, were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2015 or 2014.  At December 31, 2015 and 2014, FHLB advances were scheduled to mature as follows (dollars in thousands):

	December 31
	2015	2014
Maturing in one year or less	$107,600	$32,000
Maturing after one year through three years	25,000	—
Maturing after three years through five years	—	—
Maturing after five years	188	196
Total FHLB advances, at par	132,788	32,196
Fair value adjustment	593	54
Total FHLB advances, carried at fair value	$133,381	$32,250

The maximum amount outstanding from the FHLB advances at month end for the years ended December 31, 2015 and 2014 was $221.6 million and $105.5 million. The average FHLB advances balance outstanding for the years ended December 31, 2015 and 2014 was $45.0 million and $39.1 million, respectively. The average contractual interest rate on the FHLB advances for the years ended December 31, 2015 and 2014 was 0.69% and 0.32%, respectively. As of December 31, 2015, Banner Bank has established a borrowing line with the FHLB to borrow up to 35% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  Islanders Bank similarly may borrow up to 35% of its total assets, also contingent on collateral and FHLB stock.  At December 31, 2015, the maximum total FHLB credit line was $1.77 billion and $28.0 million for Banner Bank and Islanders Bank, respectively.

Note 10:  OTHER BORROWINGS

Other borrowings consist of retail and wholesale repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Repurchase Agreements:  At December 31, 2015, retail repurchase agreements carry interest rates ranging from 0.15% to 0.40%. In addition to the retail repurchase agreements, Banner Bank had one wholesale repurchase agreement with an interest rate of 2.15%. These repurchase agreements are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $110.1 million.  Banner Bank has the right to pledge or sell these securities, but it must replace them with substantially the same securities.

Federal Reserve Bank of San Francisco and Other Borrowings:  Banner Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody (BIC) program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2015, based upon available unencumbered collateral, Banner Bank was eligible to borrow $735.0 million from the Federal Reserve Bank, although, at that date, as well as at December 31, 2014, the Bank had no funds borrowed under this or other borrowing arrangements.

At December 31, 2015, Banner Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $25.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2015 and 2014. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

A summary of all other borrowings at December 31, 2015 and 2014 by the period remaining to maturity is as follows (dollars in thousands):

	At or for the Years Ended December 31
	2015		2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements:
Maturing in one year or less	$93,325	0.19%	$77,185	0.20%
Maturing after one year through two years	—	—	—	—
Maturing after two years	5,000	2.15	—	—
Total year-end outstanding	$98,325	0.29	$77,185	0.20
Average outstanding	$94,182	0.22	$83,965	0.20
Maximum outstanding at any month-end	102,474	n/a	89,921	n/a

NOTE 11:  JUNIOR SUBORDINATED DEBENTURES AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2015, the Company had nine wholly-owned subsidiary grantor trusts (the Trusts), which had issued $136.0 million of trust preferred securities to third parties, as well as $4.2 million of common capital securities, carried among other assets, which were issued to the Company.  Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The trust preferred securities (TPS) are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  All of the trust preferred securities issued by the Trusts qualified as Tier 1 capital as of December 31, 2015.  At December 31, 2015, the Trusts comprised $88.3 million, or 14.0% of the Company’s total risk-based capital.

The following table is a summary of trust preferred securities at December 31, 2015 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity (1)	Current Interest Rate	Reset Period	Interest Rate Spread
Banner Capital Trust II	$15,000	$464	$15,464	2033	3.96%	Quarterly	Three-month LIBOR + 3.35%
Banner Capital Trust III	15,000	465	15,465	2033	3.51	Quarterly	Three-month LIBOR + 2.90%
Banner Capital Trust IV	15,000	465	15,465	2034	3.46	Quarterly	Three-month LIBOR + 2.85%
Banner Capital Trust V	25,000	774	25,774	2035	2.18	Quarterly	Three-month LIBOR + 1.57%
Banner Capital Trust VI	25,000	774	25,774	2037	2.23	Quarterly	Three-month LIBOR + 1.62%
Banner Capital Trust VII	25,000	774	25,774	2037	1.99	Quarterly	Three-month LIBOR + 1.38%
Siuslaw Statutory Trust I	8,000	248	8,248	2034	3.31	Quarterly	Three-month LIBOR + 2.70%
Greater Sacramento Bancorp Statutory Trust I	4,000	124	4,124	2033	3.96	Quarterly	Three-month LIBOR + 3.35%
Greater Sacramento Bancorp Statutory Trust II	4,000	124	4,124	2035	2.29	Quarterly	Three-month LIBOR + 1.68%
Total TPS liability at par	$136,000	$4,212	140,212		2.76%
Fair value adjustment			(47,732)
Total TPS liability at fair value			$92,480

(1) All of the Company's trust preferred securities are eligible for redemption.

Note 12:  INCOME TAXES

The following table presents the components of the provision for income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31
	2015	2014	2013
Current
Federal	$24,683	$23,411	$11,829
State	1,399	1,444	292
Total Current	26,082	24,855	12,121

Deferred
Federal	(3,310)	2,764	10,936
State	(23)	(567)	1,132
Total Deferred	(3,333)	2,197	12,068

Increase (decrease) in valuation allowance	—	—	—
Provision for income taxes	$22,749	$27,052	$24,189

The following tables present the reconciliation of the federal statutory rate to the actual effective rate for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Years Ended December 31
	2015	2014	2013
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate due to:
Tax-exempt interest	(3.9)	(2.6)	(2.4)
Investment in life insurance	(1.3)	(0.8)	(1.0)
State income taxes, net of federal tax offset	1.1	1.1	1.2
Tax credits	(1.6)	(0.8)	(0.9)
Merger and acquisition costs	1.9	0.7	—
Other	2.3	0.7	2.5
Effective income tax rate	33.5%	33.3%	34.4%

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2015 and 2014 (in thousands):

	December 31
	2015	2014
Deferred tax assets:
Loan loss and REO	$33,312	$26,536
Deferred compensation	19,253	9,223
Net operating loss carryforward	91,893	17,577
Federal and state tax credits	7,877	3,676
State net operating losses	8,692	1,009
Loan discount	13,412	(1,190)
Other	5,620	1,344
Total deferred tax assets	180,059	58,175
Deferred tax liabilities:
FHLB stock dividends	—	(4,805)
Depreciation	(1,103)	(4,479)
Deferred loan fees, servicing rights and loan origination costs	(9,884)	(7,843)
Intangibles	(13,320)	(975)
Financial instruments accounted for under fair value accounting	(17,112)	(15,611)
Unrealized (gain) loss on securities - available-for-sale	(1,475)	145
Total deferred tax liabilities	(42,894)	(33,568)
Deferred income tax asset	137,165	24,607
Valuation allowance	(2,195)	—
Deferred tax asset, net	$134,970	$24,607

At December 31, 2015, the Company has federal net operating loss carryforwards of approximately $262.5 million. The Company has $23.0 million state net operating loss carryforwards, which the Company has established a $2.2 million valuation reserve against. The federal and state net operating losses will expire, if unused, by the end of 2034.  The Company has federal general business credit carryforwards of $3.3 million, which will expire, if unused, by the end of 2031. The Company also has federal alternative minimum tax credit carryforwards of $4.2 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period. Additionally, at December 31, 2015, the Company has state alternative minimum tax credit and other state credit carryovers of $353,000. At December 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $50.2 million and $21.2 million, respectively, and federal general business credits carryforwards of $2.7 million. At that same date, the Company also had alternative minimum tax credit carryforwards of approximately $900,000.

As a consequence of our acquisition of Starbuck Bancshares, Inc., the Company experienced a change in control within the meaning of Section 382 of the Code. In addition, the underlying Section 382 limitations at Starbuck Bancshares, Inc. level continue to apply to the Company. Section 382 limits the ability of a corporate taxpayer to use net operating loss carryforwards, general business credits, and recognized built-in-losses, on an annual basis, incurred prior to the change in control against income earned after the change in control. As a result of the Section 382 limitation, the Company is limited to utilizing $21.5 million (after the application of the Section 382 limitations carried over from Starbuck Bancshares, Inc.) of federal net operating loss carryforwards, general business credits, and recognized built-in losses. The Company has provided a $2.2 million valuation reserve against the portion of its various state net operating loss carryforwards and tax credits that it believes it is more likely than not that it will not realize the benefit because the application of the Section 382 limitations at the state level is based on future apportionment rates.

In addition, as a consequence of Banner's capital raise in June 2010, the Company experienced a change in control within the meaning of Section 382 of the Code. As a result of the Section 382 limitation, the Company is limited to utilizing $6.9 million of net operating loss carryforwards which existed prior to the acquisition of Starbuck Bancshares, Inc., on an annual basis. Based on its analysis, the Company believes it is more likely than not that the June 2010 change in control will not impact its ability to utilize all of the related available net operating loss carryforwards, general business credits, and recognized built-in-losses.

Retained earnings at December 31, 2015 and 2014 included approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been booked.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.9 million at December 31, 2015.

As of December 31, 2014, the Company had reduced its previous year's tax receivable by $9.8 million as a result of the approval of a closing agreement with the Internal Revenue Service (IRS) related to amended 2006, 2008 and 2009 federal income tax returns.  Review of the amended federal returns was completed by the IRS in 2013 and the Company signed a closing agreement with the IRS related to refund claims of $9.8 million, which was received in 2014.

Note 13:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans: Substantially all of the Company’s and the Banks' employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit. For the years ended December 31, 2015, 2014 and 2013, $2.8 million, $1.4 million and $1.0 million, respectively, was expensed for 401(k) contributions. The Board of Directors has elected to make a 4% of eligible compensation matching contribution for 2016.

Supplemental Retirement and Salary Continuation Plans:  Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Company is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2015, 2014 and 2013, expense recorded for supplemental retirement and salary continuation plan benefits totaled $1.3 million, $1.2 million, and $1.5 million, respectively.  At December 31, 2015 and 2014, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $39.0 million and $14.2 million, respectively, and are recorded in a deferred compensation liability account.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”  As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $6.9 million at December 31, 2015 and $6.7 million at December 31, 2014.  At December 31, 2015 and 2014, liabilities recorded in connection with deferred compensation plan benefits totaled $8.4 million ($6.9 million in contra-equity) and $8.2 million ($6.7 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Banks choose to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the owners and sole or partial beneficiaries.  At December 31, 2015 and 2014, the cash surrender value of these policies was $156.9 million and $63.8 million, respectively.  The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

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

Stock Options

Under the SOP, Banner reserved 68,571 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees.  Authority to grant additional options under the 2001 Stock Option Plan terminated on April 20, 2011.  The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant.  Options granted vest at a rate of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

During the years ended December 31, 2015, 2014 and 2013, the Company did not grant any stock options.  Additionally, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant. For the years ended December 31, 2015, 2014 and 2013 there were no stock option compensation expenses recorded.

A summary of the Company’s stock option award activity for the years ended December 31, 2013, 2014 and 2015 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	42,521	$173.98	1.75	n/a
Granted	—	—
Exercised	—	—
Forfeited	(16,157)	121.29
Outstanding at December 31, 2013	26,364	206.27	1.58	n/a
Granted	—	—
Exercised	—	—
Forfeited	(15,700)	206.44
Outstanding at December 31, 2014	10,664	206.03	1.90	n/a
Granted	—	—
Exercised	—	—
Forfeited	(5,664)	197.11
Outstanding at December 31, 2015	5,000	216.16	n/a	n/a
Outstanding at December 31, 2015, net of expected forfeitures	—	—	n/a	n/a
Exercisable at December 31, 2015	5,000	216.16	1.58	—

The intrinsic value of stock options is calculated as the amount by which the market price of Banner's common stock exceeds the exercise price at the time of exercise or the end of the period as applicable.

At December 31, 2015, financial data pertaining to outstanding stock options was as follows:

Exercise Price	Weighted Average Exercise Price of Option Shares Granted	Number of Option Shares Granted	Weighted Average Option Shares Vested and Exercisable	Weighted Average Exercise Price of Option Shares Exercisable	Remaining Contractual Life
$216.16	$216.16	5,000	5,000	$216.16	1.6 years

During the year ended December 31, 2015, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOP.

2006 Long-Term Incentive Plan

In June 2006, the Board of Directors adopted the Banner Corporation 2006 Long-Term Incentive Plan effective July 1, 2006. The plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on Company common stock and changes in Banner Bank’s average earnings rate, and is considered a stock appreciation right (SAR). Each SAR entitles the holder to receive cash upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of maturity of the SAR over the fair market value of such share on the date granted. The primary objective of the plan was to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Banner common stock.

The Company re-measures the fair value of SARs each reporting period until the award is settled and recognizes changes in fair value and vesting in compensation expense. The Company recognized a net reversal of compensation expense of $103,000 for the year ended December 31, 2015 compared to compensation expense of $89,000 for the year ended December 31, 2014. The reversal of compensation expense in 2015 was due to changes in the market value of Banner common stock.

As of December 31, 2015, all SAR awards have been settled and there was no remaining liability for SARs.

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

As of December 31, 2015, the Company had granted 295,123 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 181,305 shares had vested and 113,818 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (the 2014 Plan) was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of December 31, 2015, 119,765 restricted stock shares and 7,331 restricted stock units have been granted under the 2014 Plan of which 9,352 restricted stock shares have vested.

The expense associated with all restricted stock grants was $3.5 million, $2.7 million and $1.5 million respectively, for the years ended December 31, 2015, 2014 and 2013.  Unrecognized compensation expense for these awards as of December 31, 2015 was $6.9 million and will be amortized over the next 35 months.

A summary of the Company's Restricted Stock/Unit award activity during the years ended December 31, 2013, 2014 and 2015 follows:

	Shares/Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2012	107,851	$20.59
Granted	98,891	30.81
Vested	(42,250)	19.85
Forfeited	—	—
Unvested at December 31, 2013	164,492	26.94
Granted	90,181	40.07
Vested	(56,307)	24.81
Forfeited	(3,260)	31.00
Unvested at December 31, 2014	195,106	32.83
Granted	155,183	45.59
Vested	(109,416)	30.28
Forfeited	(9,311)	39.07
Unvested at December 31, 2015	231,562	42.33

Note 15:  PREFERRED STOCK AND RELATED WARRANT

On November 21, 2008, as part of the Capital Purchase Program, the Company entered into a Purchase Agreement with U.S. Treasury pursuant to which the Company issued and sold 124,000 shares of Series A Preferred Stock, having a liquidation preference of $1,000 per share ($124 million liquidation preference in the aggregate) and a ten-year warrant to purchase up to 243,998 shares (post reverse-split) of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $76.23 per share (post reverse-split), for an aggregate purchase price of $18.6 million in cash.

During the year ended December 31, 2012, the Company repurchased or redeemed its Series A Preferred Stock. The related warrants to purchase up to $18.6 million in Banner common stock (243,998 shares) were sold by the U.S. Treasury at public auction in June 2013. That sale did not change the Company's capital position and did not have any impact on the financial accounting and reporting for these securities.

Note 16:  REGULATORY CAPITAL REQUIREMENTS

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015:
The Company—consolidated:
Total capital to risk-weighted assets	$1,139,554	13.63%	$668,941	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	1,057,597	12.65	501,706	6.00	n/a	n/a
Tier 1 common equity to risk-weighted assets	1,013,971	12.13	376,279	4.50	n/a	n/a
Tier 1 capital to average leverage assets	1,057,597	11.06	382,617	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,030,601	12.61	653,606	8.00	$817,008	10.00
Tier 1 capital to risk- weighted assets	950,865	11.64	490,205	6.00	653,606	8.00
Tier 1 common equity to risk-weighted assets	950,865	11.64	367,653	4.50	531,055	6.50
Tier 1 capital to average leverage assets	950,865	10.23	371,807	4.00	464,759	5.00
Islanders Bank:
Total capital to risk- weighted assets	38,448	20.31	15,146	8.00	18,932	10.00
Tier 1 capital to risk- weighted assets	36,227	19.14	11,359	6.00	15,146	8.00
Tier 1 common equity to risk-weighted assets	36,227	19.14	8,520	4.50	12,306	6.50
Tier 1 capital to average leverage assets	36,227	13.38	10,826	4.00	13,533	5.00
December 31, 2014:
The Company—consolidated:
Total capital to risk-weighted assets	$684,583	16.80%	$326,071	8.00%	n/a	n/a
Tier 1 capital to risk-weighted assets	633,317	15.54	163,036	4.00	n/a	n/a
Tier 1 capital to average leverage assets	633,317	13.41	188,885	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	605,997	15.53	312,220	8.00	$390,274	10.00%
Tier 1 capital to risk- weighted assets	556,897	14.27	156,110	4.00	234,165	6.00
Tier 1 capital to average leverage assets	556,897	12.42	179,304	4.00	224,130	5.00
Islanders Bank:
Total capital to risk- weighted assets	36,590	19.92	14,693	8.00	18,367	10.00
Tier 1 capital to risk- weighted assets	34,332	18.69	7,347	4.00	11,020	6.00
Tier 1 capital to average leverage assets	34,332	13.68	10,040	4.00	12,550	5.00

At December 31, 2015, Banner Corporation and the Banks each exceeded all regulatory capital adequacy requirements.  There have been no conditions or events since December 31, 2015 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.  The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

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

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), Banner and the Banks became subject to the new capital requirements adopted by the Federal Reserve and the FDIC. These new requirements create a new required ratio for common equity Tier 1 (CET1) capital, increase the leverage and Tier 1 capital ratios, change the risk-weights of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit Banner's ability and the ability of the Banks to pay dividends, repurchase shares or pay discretionary bonuses. Under the new capital regulations, the minimum capital ratios applicable to Banner and the Banks are: (i) a CETI capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (AOCI), unless an election is made to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions. There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Banner and the Banks do not have any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. In the first quarter of 2015, we elected to permanently opt-out of the inclusion of AOCI in our capital calculations, to reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (up from 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1, total capital and leverage ratios, Banner and each of the Banks will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year by that amount until fully implemented in January 2019.

Note 17:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets: At December 31, 2015, intangible assets are comprised of goodwill and CDI acquired in business combinations. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed, and is not amortized but is reviewed annually for impairment. At December 31, 2015, the Company completed it's qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value. Additions to goodwill during 2015 relate to the AmericanWest and Siuslaw acquisitions. Banner has identified a single reporting unit for the purposes of its goodwill impairment evaluation. See Note 3, Business Combinations, for additional information on the acquisition and purchase price allocation.

The Company amortizes CDI over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.  The CDI assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in various bank acquisitions. The additions in the table below relate to the Branch purchase in 2014 and the acquisition of Siuslaw and AmericanWest in 2015.  These intangible assets are being amortized using an accelerated method over estimated useful lives of three to ten years.  The CDI assets are not estimated to have a significant residual value.

The following table summarizes the changes in the Company’s goodwill and CDI for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	Goodwill	CDI	Total
Balance, December 31, 2012	$—	$4,230	$4,230
Additions through acquisition	—	160	160
Amortization	—	(1,941)	(1,941)
Balance, December 31, 2013	—	2,449	2,449
Additions through acquisition	—	2,372	2,372
Amortization	—	(1,990)	(1,990)
Balance, December 31, 2014	—	2,831	2,831
Additions through acquisition	247,738	37,395	285,133
Amortization	—	(3,164)	(3,164)
Other changes (1)	—	(300)	(300)
Balance, December 31, 2015	$247,738	$36,762	$284,500

(1)	Acquired CDI from AmericanWest was adjusted for a branch that was subsequently sold.

Estimated amortization expense in future years with respect to existing intangibles as of December 31, 2015 (in thousands):

Year ended:	CDI
2016	$7,061
2017	6,332
2018	5,610
2019	4,889
Thereafter	12,870
Net carrying amount	$36,762

Mortgage servicing rights are reported in other assets.  Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2015 and 2014, the Company did not record any impairment charges or recoveries against mortgage servicing rights. In 2013, the Company recorded a recovery of $1.3 million in previously recognized impairment charges against mortgage servicing rights. Unpaid principal balance of loans for which mortgage servicing rights have been recognized totaled $1.86 billion and $1.28 billion at December 31, 2015 and 2014, respectively.  Custodial accounts maintained in connection with this servicing totaled $8.7 million and $6.5 million at December 31, 2015 and 2014, respectively.

An analysis of the mortgage servicing rights for the years ended December 31, 2015, 2014 and 2013 is presented below (in thousands):

	Years Ended December 31
	2015	2014	2013
Balance, beginning of the year	$9,030	$8,086	$6,244
Amounts capitalized	5,313	3,023	2,913
Additions through acquisition	2,172	—	—
Amortization (1)	(3,220)	(2,079)	(2,371)
Valuation adjustments in the period	—	—	1,300
Balance, end of the year (2)	$13,295	$9,030	$8,086

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	There was no valuation allowance as of December 31, 2015, 2014 and 2013.

Note 18:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2015 and 2014, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (in thousands):

		December 31, 2015		December 31, 2014
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	1	$261,917	$261,917	$126,072	$126,072
Securities—trading	2,3	34,134	34,134	40,258	40,258
Securities—available-for-sale	2	1,138,573	1,138,573	411,021	411,021
Securities—held-to-maturity	3	220,666	226,627	131,258	137,608
Loans receivable held for sale	2	44,712	45,600	2,786	2,807
Loans receivable	3	7,314,504	7,084,631	3,831,034	3,722,179
FHLB stock	3	16,057	16,057	27,036	27,036
BOLI	1	156,865	156,865	63,759	63,759
Mortgage servicing rights	3	13,295	17,370	9,030	12,987
Derivatives:
Interest rate swaps	2	11,984	11,984	6,290	6,290
Interest rate lock commitments	2	471	471	317	317
Liabilities:
Demand, interest-bearing checking and money market	2	5,416,556	5,416,556	2,227,292	2,227,292
Regular savings	2	1,284,642	1,284,642	901,142	901,142
Certificates of deposit	2	1,353,870	1,332,825	770,516	770,516
Advances from FHLB at fair value	2	133,381	133,381	32,250	32,250
Junior subordinated debentures at fair value	3	92,480	92,480	78,001	78,001
Other borrowings	2	98,325	98,325	77,185	77,185
Derivatives:
Interest rate swaps	2	11,984	11,984	6,290	6,290
Interest rate forward sales commitments	2	50	50	198	198

The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). GAAP establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements. Among other things, the standard requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions. These two types of inputs create the following fair value hierarchy:

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency	$—	$1,368	$—	$1,368
Municipal bonds	—	341	—	341
TPS and TRUP CDOs (1)	—	—	18,699	18,699
Mortgage-backed securities	—	13,663	—	13,663
Equity securities	—	63	—	63
	—	15,435	18,699	34,134

Securities—available-for-sale
U.S. Government and agency	—	30,231	—	30,231
Municipal bonds	—	143,319	—	143,319
Corporate bonds	—	15,981	—	15,981
Mortgage-backed securities	—	918,259	—	918,259
Asset-backed securities	—	30,685	—	30,685
Equity securities	—	98	—	98
	—	1,138,573	—	1,138,573
Derivatives
Interest rate swaps	—	11,984	—	11,984
Interest rate lock commitments	—	471	—	471
	$—	$1,166,463	$18,699	$1,185,162
Liabilities
Advances from FHLB at fair value	$—	$133,381	$—	$133,381
Junior subordinated debentures at fair value	—	—	92,480	92,480
Derivatives
Interest rate swaps	—	11,984	—	11,984
Interest rate forward sales commitments	—	50	—	50
	$—	$145,415	$92,480	$237,895

(1)	Pooled trust preferred collateralized debt obligation securities (TRUP CDOs)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Securities—available-for-sale
U.S. Government and agency	$—	$29,770	$—	$29,770
Municipal bonds	—	50,028	—	50,028
Corporate bonds	—	5,018	—	5,018
Mortgage-backed securities	—	300,810	—	300,810
Asset-backed securities	—	25,395	—	25,395
	—	411,021	—	411,021
Securities—trading
U.S. Government and agency	—	1,505	—	1,505
Municipal bonds	—	1,440	—	1,440
TPS and TRUP CDOs	—	—	19,118	19,118
Mortgage-backed securities	—	18,136	—	18,136
Equity securities	—	59	—	59
	—	21,140	19,118	40,258
Derivatives
Interest rate lock commitments	—	—	317	317
Interest rate swaps	—	6,290	—	6,290
	$—	$438,451	$19,435	$457,886
Liabilities
Advances from FHLB at fair value	$—	$32,250	$—	$32,250
Junior subordinated debentures at fair value	—	—	78,001	78,001
Derivatives
Interest rate forward sales commitments	—	198	—	198
Interest rate swaps	—	6,290	—	6,290
	$—	$38,738	$78,001	$116,739

The following methods were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents:  The carrying amount of these items is a reasonable estimate of their fair value.

Securities:  The estimated fair values of investment securities and mortgaged-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the continued limited activity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s TPS and TRUP CDOs, management has classified these securities as a Level 3 fair value measure. Management periodically reviews the pricing information received from third-party pricing services and tests those prices against other sources to validate the reported fair values.

Loans Held for Sale: Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. Fair values for multifamily loans held for sale are calculated using recent sales data for comparable loans.

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

Deposits: The carrying amount of deposits with no stated maturity, such as savings and checking accounts, is a reasonable estimate of their fair value.  The market value of certificates of deposit is based upon the discounted value of contractual cash flows.  The discount rate is determined using the rates currently offered on comparable instruments.

FHLB Advances:  Fair valuations for Banner’s FHLB advances are estimated using fair market values provided by the lender, the FHLB of Des Moines.  The FHLB of Des Moines prices advances by discounting the future contractual cash flows for individual advances, using its current cost of funds curve to provide the discount rate.

Junior Subordinated Debentures:  The fair value of junior subordinated debentures is estimated using an income approach technique. The significant inputs included in the estimation of fair value are the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability. The Company utilizes an external valuation firm to validate the reasonableness of the credit risk adjusted spread used to determine the fair value. The junior subordinated debentures are carried at fair value which represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, management has classified this as a Level 3 fair value measure.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and 2014.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2015 and 2014:

			December 31
			2015	2014
Financial Instruments	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Weighted Average Rate
TPS securities	Discounted cash flows	Discount rate	5.61%	5.26%
TRUP CDOs	Discounted cash flows	Discount rate	n/a	3.96
Junior subordinated debentures	Discounted cash flows	Discount rate	5.61	5.26
Impaired loans	Discounted cash flows	Discount rate	Various	Various
	Collateral Valuations	Market values	n/a	n/a
REO	Appraisals	Market values	n/a	n/a

TPS Securities and TRUP CDOs: Management believes that the credit risk-adjusted spread used to develop the discount rate utilized in the fair value measurement of TPS and TRUP CDOs is indicative of the risk premium a willing market participant would require under current market conditions for instruments with similar contractual rates, terms and conditions and issuers with similar credit risk profiles and with similar expected probability of default. Management attributes the change in fair value of these instruments, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of assets subsequent to their issuance.

Junior subordinated debentures: Similar to the TPS and TRUP CDOs discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2015, or the passage of time, will result in negative fair value adjustments. At December 31, 2015, the discount rate utilized was based on a credit spread of 500 basis points and three month LIBOR of 62 basis points.

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance at December 31, 2014	$19,119	$78,001
Total gains or losses recognized
Assets gains	537	—
Liabilities losses	—	2,714
Purchases, issuances and settlements, net	5,697	11,765
Paydowns and maturities	(6,654)	—
Transfers in and/or out of Level 3	—	—
Ending balance at December 31, 2015	$18,699	$92,480

	Year Ended December 31, 2014
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance at December 31, 2013	$35,140	$73,928
Total gains or losses recognized
Assets gains	5,481	—
Liabilities losses	—	4,073
Purchases, issuances and settlements	—	—
Paydowns and maturities	(21,502)	—
Transfers in and/or out of Level 3	—	—
Ending balance at December 31, 2014	$19,119	$78,001

The Company has elected to continue to recognize the interest income and dividends from the securities reclassified to fair value as a component of interest income as was done in prior years when they were classified as available-for-sale.  Interest expense related to the FHLB advances and junior subordinated debentures continues to be measured based on contractual interest rates and reported in interest expense.  The change in fair value of these financial instruments has been recorded as a component of non-interest income.

Items Measured at Fair Value on a Non-recurring Basis

The following tables present financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at December 31, 2015 and 2014 (in thousands):

	At or For the Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,372	$2,372
REO	—	—	11,627	11,627

	At or For the Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$4,725	$4,725
REO	—	—	3,352	3,352

The following table presents the losses resulting from non-recurring fair value adjustments for the years ended December 31, 2015 and 2014 (in thousands):

	For the twelve months ended December 31,
	2015	2014
Impaired loans	$(110)	$(512)
REO	(231)	(453)
Total loss from nonrecurring measurements	$(341)	$(965)

Impaired loans: Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. If this practical expedient is used, the impaired loans are considered to be held at fair value. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. Impaired loans are periodically evaluated to determine if valuation adjustments, or partial write-downs, should be recorded. The need for valuation adjustments arises when observable market prices or current appraised values of collateral indicate a shortfall in collateral value compared to current carrying values of the related loan. If the Company determines that the value of the impaired loan is less than the carrying value of the loan, the Company either establishes an impairment reserve as a specific component of the allowance for loan losses or charges off the impaired amount. These valuation adjustments are considered non-recurring fair value adjustments. The remaining impaired loans are evaluated for reserve needs in homogenous pools within the Company’s methodology for assessing the adequacy of the allowance for loan losses.

REO: The Company records REO (acquired through a lending relationship) at fair value on a non-recurring basis. Fair value adjustments on REO are based on updated real estate appraisals which are based on current market conditions. All REO properties are recorded at the estimated fair value of the real estate, less expected selling costs. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. Banner considers any valuation inputs related to REO to be Level 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.

Note 19:  BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2015	2014
ASSETS
Cash	$58,232	$52,124
Investment in trust equities	4,212	3,716
Investment in subsidiaries	1,319,348	610,732
Other assets	21,134	8,279
	$1,402,926	$674,851
LIABILITIES AND SHAREHOLDERS’ EQUITY
Miscellaneous liabilities	$7,846	$2,446
Deferred tax liability	2,541	11,516
Junior subordinated debentures at fair value	92,480	78,001
Shareholders’ equity	1,300,059	582,888
	$1,402,926	$674,851

Statements of Operations	Years Ended December 31
	2015	2014	2013
INTEREST INCOME:
Interest-bearing deposits	$122	$96	$82
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	170,260	26,027	24,725
Equity in undistributed (distributions in excess of) income of subsidiaries	(116,120)	33,612	23,653
Other income	69	67	3,016
Net change in valuation of financial instruments carried at fair value	(2,714)	(4,073)	(865)
Interest on other borrowings	(3,247)	(2,914)	(2,968)
Other expenses	(7,175)	(2,519)	(2,794)
Net income before taxes	41,195	50,296	44,849
BENEFIT FROM INCOME TAXES	(4,027)	(3,774)	(1,365)
NET INCOME	$45,222	$54,070	$46,214

Statements of Cash Flows	Years Ended December 31
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$45,222	$54,070	$46,214
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (Equity in undistributed) income of subsidiaries	116,120	(33,612)	(23,653)
Increase (decrease) in deferred taxes	(1,398)	(1,444)	17
Net change in valuation of financial instruments carried at fair value	2,714	4,073	865
Increase in other assets	(10,655)	(3,822)	(4,655)
Increase (decrease) in other liabilities	3,919	222	(1,921)
Net cash provided from operating activities	155,922	19,487	16,867
INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(26)	(26)	(27)
Acquisitions	(132,652)	—	—
Net cash used by investing activities	(132,678)	(26)	(27)
FINANCING ACTIVITIES:
Issuance of stock for shareholder reinvestment program	34	127	72
Cash dividends paid	(17,170)	(13,462)	(7,798)
Net cash used by financing activities	(17,136)	(13,335)	(7,726)
NET CHANGE IN CASH	6,108	6,126	9,114
CASH, BEGINNING OF PERIOD	52,124	45,998	36,884
CASH, END OF PERIOD	$58,232	$52,124	$45,998

Note 20: STOCK REPURCHASES

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

The Company did not repurchase any shares of its common stock during the years ended December 31, 2015, 2014 or 2013 except for shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants and shares redeemed relating to the termination of the ESOP. The ESOP terminated during the year ended December 31, 2014.

Note 21:  CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings per common share (in thousands, except per share data):

	Years Ended December 31
	2015	2014	2013
Net income	$45,222	$54,070	$46,214
Weighted average number of common shares outstanding
Basic	23,801,373	19,359,409	19,361,411
Diluted	23,866,621	19,402,656	19,397,360
Earnings per common share
Basic	$1.90	$2.79	$2.39
Diluted	$1.89	$2.79	$2.38

At December 31, 2015, there were 231,562 issued but unvested restricted stock shares and units that were included in the computation of diluted earnings per share.

Options to purchase an additional 5,000 shares of common stock and a warrant to purchase up to 243,998 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.

Note 22:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands except for per share data):

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$49,069	$54,076	$54,793	$96,495
Interest expense	2,533	2,619	2,605	4,396
Net interest income before provision for loan losses	46,536	51,457	52,188	92,099
Provision for loan losses	—	—	—	—
Net interest income	46,536	51,457	52,188	92,099
Non-interest income	13,696	16,141	14,098	18,356
Non-interest expense	41,914	47,734	46,697	100,254
Income before provision for income taxes	18,318	19,864	19,589	10,201
Provision for income taxes	6,184	6,615	6,642	3,308
Net income	$12,134	$13,249	$12,947	$6,893
Basic earnings per share	$0.61	$0.64	$0.62	$0.20
Diluted earnings per share	0.61	0.64	0.62	0.20
Dividends declared	0.18	0.18	0.18	0.18

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$45,106	$46,540	$49,764	$49,251
Interest expense	2,767	2,732	2,700	2,590
Net interest income before provision for loan losses	42,339	43,808	47,064	46,661
Provision for loan losses	—	—	—	—
Net interest income	42,339	43,808	47,064	46,661
Non-interest income	9,032	20,310	13,536	12,113
Non-interest expense	35,581	38,435	38,495	41,230
Income before provision for income taxes	15,790	25,683	22,105	17,544
Provision for income taxes	5,241	8,696	7,284	5,831
Net income	$10,549	$16,987	$14,821	$11,713
Basic earnings per share	$0.55	$0.88	$0.76	$0.60
Diluted earnings per share	0.54	0.88	0.76	0.60
Dividends declared	0.18	0.18	0.18	0.18

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$44,508	$45,571	$45,037	$44,596
Interest expense	3,540	3,323	3,144	2,989
Net interest income before provision for loan losses	40,968	42,248	41,893	41,607
Provision for loan losses	—	—	—	—
Net interest income	40,968	42,248	41,893	41,607
Non-interest income	10,088	10,953	10,592	13,029
Non-interest expense	34,099	35,457	34,490	36,929
Income (loss) before provision for income taxes	16,957	17,744	17,995	17,707
Provision (benefit) for income taxes	5,373	6,076	6,459	6,281
Net income	$11,584	$11,668	$11,536	$11,426
Basic earnings per share	$0.60	$0.60	$0.60	$0.59
Diluted earnings per share	0.60	0.60	0.59	0.59
Dividends declared	0.12	0.12	0.15	0.15

Note 23:  COMMITMENTS AND CONTINGENCIES

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	December 31, 2015	December 31, 2014
Commitments to extend credit	$2,132,996	$1,166,165
Standby letters of credit and financial guarantees	22,315	9,934
Commitments to originate loans	32,908	20,988

Derivatives also included in Note 24:
Commitments to originate loans held for sale	76,146	29,851
Commitments to sell loans secured by one- to four-family residential properties	37,545	8,714
Commitments to sell securities related to mortgage banking activities	41,500	25,000

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $3.9 million and $732,000, at December 31, 2015 and 2014, respectively.

Standby letters of credit are conditional commitments issued to guarantee a customer’s performance or payment to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2015 or 2014. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in Note 1: “Derivative Instruments.”

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2015.

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

NOTE 24: DERIVATIVES AND HEDGING

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

Under a prior program, customers received fixed interest rate commercial loans and the Banner Bank subsequently hedged that fixed rate loan by entering into an interest rate swap with a dealer counterparty. Banner Bank receives fixed rate payments from the customers on the loans and makes similar fixed rate payments to the dealer counterparty on the swaps in exchange for variable rate payments based on the one-month LIBOR index. Some of these interest rate swaps are designated as fair value hedges. Through application of the “short cut method of accounting,” there is an assumption that the hedges are effective. The Bank discontinued originating interest rate swaps under this program in 2008.

As of December 31, 2015 and December 31, 2014, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$6,734	$938	$7,089	$1,165	$6,734	$938	$7,089	$1,165

(1)	Included in Loans Receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Derivatives Not Designated in Hedge Relationships

Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan customers, that provides the client with a variable rate loan and enters into an interest rate swap in which the client receives a variable rate payment in exchange for a fixed rate payment. The Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative. Through the acquisition of AmericanWest, Banner Bank assumed a risk participation agreement. Under the risk participation agreement, Banner Bank guarantees the financial performance of a borrower on the participated portion of a interest rate swap on a loan.

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

As of December 31, 2015 and December 31, 2014, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$293,937	$11,046	$134,512	$5,125	$293,937	$11,046	$134,512	$5,125
Risk participation agreement	—	—	—	—	7,672	36	—	—
Mortgage loan commitments	76,146	428	29,311	317	—	—	—	—
Forward sales contracts	41,500	43	—	—	32,763	50	33,174	198
	$411,583	$11,517	$163,823	$5,442	$334,372	$11,132	$167,686	$5,323

(1)
Included in Other Assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps from prior to 2009 that were not designated in hedge relationships (with a fair value of $327,000 at December 31, 2015 and $558,000 at December 31, 2014), which are included in Loans Receivable.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the years ended December 31, 2015 and 2014 were as follows (in thousands):

		For the Year Ended December 31
	Location on Income Statement	2015	2014
Mortgage loan commitments	Mortgage banking operations	$100	$221
Forward sales contracts	Mortgage banking operations	141	(188)
		$241	$33

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at December 31, 2015 or December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value. As of December 31, 2015 and 2014, the termination value of derivatives in a net liability position related to these agreements was $12.0 million and $6.3 million, respectively. The Company generally posts collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $20.8 million and $11.1 million as of December 31, 2015 and 2014, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$11,984	$—	$11,984	$—	$—	$11,984
	$11,984	$—	$11,984	$—	$—	$11,984

Derivative liabilities
Interest rate swaps	$11,984	$—	$11,984	$—	$(11,984)	$—
	$11,984	$—	$11,984	$—	$(11,984)	$—

	December 31, 2014
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$6,290	$—	$6,290	$(6)	$—	$6,284
	$6,290	$—	$6,290	$(6)	$—	$6,284

Derivative liabilities
Interest rate swaps	$6,290	$—	$6,290	$(6)	$(6,279)	$5
	$6,290	$—	$6,290	$(6)	$(6,279)	$5

BANNER CORPORATION

Exhibit	Index of Exhibits

2.1{a}
Agreement and Plan of Merger, dated as of November 5, 2014, by and among the Registrant, SKBHC Holdings LLC and Starbuck Bancshares, Inc. [incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2014 (File No. 000-26584)].

2.1{b}
Amendment, dated as of May 18, 2015, to the Agreement and Plan of Merger, dated as of November 5, 2014, by and among Banner Corporation, SKBHC Holdings, LLC and Starbuck Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 19, 2015 (File No. 000-26584)).

2.1{c}
Amendment No. 2, dated July 13, 2015, to the Agreement and Plan of Merger, dated as of November 5, 2014, by and among Banner Corporation, SKBHC Holdings LLC, Starbuck Bancshares, Inc., Banner Corporation, and Elements Merger Sub, LLC (incorporated herein by reference to Exhibit 2.1(c) to the Quarterly Report on Form 10-Q filed on November 6, 2015 (File No. 000-26584)).

2.1{d}
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

3{b}
Articles of Amendment to Amended and Restated Articles of Incorporation of Banner Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 1, 2011 (File No. 00026584)).

3{c}
Articles of Amendment to Amended and Restated Articles of Incorporation of Banner Corporation for nonvoting common stock (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 18, 2015 (File No. 00026584)).

3{d}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 000-26584)].

4{a}	Warrant to purchase shares of Company's common stock dated November 21, 2008 [incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)]

10{a}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 000-26584)].

10{b}	Amended and Restated Employment Agreement, with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584].

10{c}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{d}	Supplemental Retirement Plan as Amended with Jesse G. Foster [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-26584)].

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

10{x}
Investor Letter Agreement dated as of November 5, 2014 by and between Banner Corporation, and GS Capital Partners VI Fund L.P. and certain of its affiliates (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2014 (File No. 000-26584)]

10{y}
Amendment to Investor Letter Agreement dated as of May 18, 2015 by and between Banner Corporation, and GS Capital partners VI Fund, L.P. and certain of its affiliates (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 19, 2015 (File No. 000-26584)).

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

101
The following materials from Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.