Form 10-Q
period 2016-03-31
BANNER CORP
filed 2016-05-06
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________

 Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of April 30, 2016
Common Stock, $.01 par value per share			32,927,921 shares
Nonvoting Common Stock, $.01 par value per share			1,427,663 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected revenues, cost savings, synergies and other benefits from the merger of Banner Bank and Siuslaw Bank and of the merger of Banner Bank and AmericanWest Bank (AmericanWest) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customers, systems and employee retention, might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in economic conditions in general and in Washington, Idaho, Oregon, Utah and California in particular; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of safety and soundness and compliance examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action against us or any of our bank subsidiaries which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans and securities on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; future goodwill impairment due to changes in our business, changes in market conditions, or other factors; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies and changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock and non-voting common stock, and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission, including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2016 and December 31, 2015

ASSETS	March 31 2016	December 31 2015
Cash and due from banks	$153,706	$117,657
Interest bearing deposits	106,864	144,260
Total cash and cash equivalents	260,570	261,917
Securities—trading, amortized cost $39,155 and $39,344, respectively	33,994	34,134
Securities—available-for-sale, amortized cost $1,186,995 and $1,139,740, respectively	1,199,279	1,138,573
Securities—held-to-maturity, fair value $255,823 and $226,627, respectively	246,320	220,666
Federal Home Loan Bank (FHLB) stock	13,347	16,057
Loans held for sale	47,523	44,712
Loans receivable	7,185,999	7,314,504
Allowance for loan losses	(78,197)	(78,008)
Net loans	7,107,802	7,236,496
Accrued interest receivable	30,674	29,627
Real estate owned (REO), held for sale, net	7,207	11,627
Property and equipment, net	168,807	167,604
Goodwill	244,811	247,738
Other intangibles, net	35,598	37,472
Bank-owned life insurance (BOLI)	156,928	156,865
Deferred tax assets, net	126,832	134,970
Other assets	65,902	57,840
Total assets	$9,745,594	$9,796,298
LIABILITIES
Deposits:
Non-interest-bearing	$3,036,330	$2,619,618
Interest-bearing transaction and savings accounts	3,705,658	4,081,580
Interest-bearing certificates	1,287,873	1,353,870
Total deposits	8,029,861	8,055,068
Advances from FHLB at fair value	75,400	133,381
Other borrowings	106,132	98,325
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	92,879	92,480
Accrued expenses and other liabilities	81,485	76,511
Deferred compensation	39,682	40,474
Total liabilities	8,425,439	8,496,239
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 32,830,675 shares issued and outstanding at March 31, 2016; 32,817,789 shares issued and outstanding at December 31, 2015	1,197,306	1,195,755
Common stock (non-voting) and paid in capital- $0.01 par value per share, 5,000,000 shares authorized; 1,390,776 shares issued and outstanding at March 31, 2016; 1,424,466 shares issued and outstanding at December 31, 2015	64,744	65,419
Retained earnings	50,230	39,615
Carrying value of shares held in trust for stock related compensation plans	(7,310)	(6,928)
Liability for common stock issued to deferred, stock related, compensation plans	7,310	6,928
Accumulated other comprehensive income (loss)	7,875	(730)
Total shareholders' equity	1,320,155	1,300,059
Total liabilities & shareholders' equity	$9,745,594	$9,796,298
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
INTEREST INCOME:
Loans receivable	$86,958	$46,365
Mortgage-backed securities	5,390	1,027
Securities and cash equivalents	2,953	1,677
Total interest income	95,301	49,069
INTEREST EXPENSE:
Deposits	2,946	1,733
FHLB advances	279	17
Other borrowings	75	43
Junior subordinated debentures	958	740
Total interest expense	4,258	2,533
Net interest income before provision for loan losses	91,043	46,536
PROVISION FOR LOAN LOSSES	—	—
Net interest income	91,043	46,536
NON-INTEREST INCOME:
Deposit fees and other service charges	11,818	8,126
Mortgage banking operations	5,643	4,109
Bank-owned life insurance (BOLI)	1,185	438
Miscellaneous	1,263	483
	19,909	13,156
Gain (loss) on sale of securities	21	(510)
Net change in valuation of financial instruments carried at fair value	29	1,050
Total non-interest income	19,959	13,696
NON-INTEREST EXPENSE:
Salary and employee benefits	46,564	24,287
Less capitalized loan origination costs	(4,250)	(2,838)
Occupancy and equipment	10,388	6,006
Information/computer data services	4,920	2,253
Payment and card processing expenses	4,785	3,016
Professional services	2,614	814
Advertising and marketing	1,734	1,610
Deposit insurance	1,338	567
State/municipal business and use taxes	838	453
REO operations	397	24
Amortization of core deposit intangibles	1,808	616
Miscellaneous	6,085	3,458
	77,221	40,266
Acquisition-related costs	6,813	1,648
Total non-interest expense	84,034	41,914
Income before provision for income taxes	26,968	18,318
PROVISION FOR INCOME TAXES	9,194	6,184
NET INCOME	$17,774	$12,134
Earnings per common share:
Basic	$0.52	$0.61
Diluted	$0.52	$0.61
Cumulative dividends declared per common share	$0.21	$0.18
Weighted average number of common shares outstanding:
Basic	34,023,800	19,760,645
Diluted	34,103,727	19,845,019
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
NET INCOME	$17,774	$12,134
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding gain on available-for-sale securities arising during the period	13,473	2,283
Income tax expense related to available-for-sale securities unrealized holding gain	(4,854)	(822)
Reclassification for net gains on available-for-sale securities realized in earnings	(21)	(104)
Income tax benefit related to available-for-sale securities realized gains	7	38
Other comprehensive income	8,605	1,395
COMPREHENSIVE INCOME	$26,379	$13,529

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Three Months Ended March 31, 2016 and the Year Ended December 31, 2015

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2015	19,571,548	$568,882	$14,264	$(258)	$582,888
Net income			45,222		45,222
Other comprehensive income, net of income tax				(472)	(472)
Accrual of dividends on common stock ($0.72/share cumulative)			(19,871)		(19,871)
Proceeds from issuance of common stock for shareholder reinvestment program	810	34			34
Issuance of restricted stock and recognition of share-based compensation	120,043	3,088			3,088
Issuance of shares for acquisitions	14,549,854	688,773			688,773
Excess tax benefit on stock-based compensation		397			397
Balance, December 31, 2015	34,242,255	$1,261,174	$39,615	$(730)	$1,300,059

Balance, January 1, 2016	34,242,255	$1,261,174	$39,615	$(730)	$1,300,059
Net income			17,774		17,774
Other comprehensive income, net of income tax				8,605	8,605
Accrual of dividends on common stock ($0.21/share cumulative)			(7,159)		(7,159)
Issuance of (forfeiture of) restricted stock and recognition of share-based compensation	(20,804)	876			876
Balance, March 31, 2016	34,221,451	$1,262,050	$50,230	$7,875	$1,320,155

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$17,774	$12,134
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	2,859	2,002
Deferred income and expense, net of amortization	1,158	885
Amortization of core deposit intangibles	1,808	616
(Gain) loss on sale of securities	(21)	510
Net change in valuation of financial instruments carried at fair value	(29)	(1,050)
Purchases of securities—trading	(1,725)	—
Proceeds from sales of securities—trading	—	2,290
Principal repayments and maturities of securities—trading	1,946	679
Decrease in deferred taxes	8,745	1,344
Increase (decrease) in current taxes payable	2,540	(3,555)
Equity-based compensation	876	539
Increase in cash surrender value of BOLI	(1,169)	(432)
Gain on sale of loans, net of capitalized servicing rights	(3,873)	(2,692)
Loss (gain) on disposal of real estate held for sale and property and equipment	427	(122)
Provision for losses on real estate held for sale	205	—
Origination of loans held for sale	(202,471)	(137,290)
Proceeds from sales of loans held for sale	205,023	133,349
Net change in:
Other assets	(15,571)	(4,703)
Other liabilities	2,894	776
Net cash provided from operating activities	21,396	5,280
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(123,197)	(22,622)
Principal repayments and maturities of securities—available-for-sale	41,376	29,255
Proceeds from sales of securities—available-for-sale	30,566	22,310
Purchases of securities—held-to-maturity	(26,991)	(7,664)
Principal repayments and maturities of securities—held-to-maturity	843	4,972
Loan originations, net of principal repayments	57,558	(1,805)
Purchases of loans and participating interest in loans	(70,551)	(41,684)
Proceeds from sales of other loans	144,499	15,000
Net cash received from acquisitions	—	78,599
Purchases of property and equipment	(4,331)	(1,418)
Proceeds from sale of real estate held for sale, net	4,666	1,738
Proceeds from FHLB stock repurchase program	19,624	2,029
Purchase of FHLB stock	(16,914)	—
Other	1,276	37
Net cash provided from investing activities	58,424	78,747
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	(25,206)	104,061
Proceeds from FHLB advances	422,200	222,500
Repayment of FHLB advances	(479,802)	(254,502)
Increase in other borrowings, net	7,807	19,835
Cash dividends paid	(6,166)	(3,512)
Cash proceeds from issuance of common stock for shareholder reinvestment plan	—	34
Net cash provided from (used by) financing activities	(81,167)	88,416
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,347)	172,443
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	261,917	126,072
CASH AND CASH EQUIVALENTS, END OF PERIOD	$260,570	$298,515
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$4,349	$2,576
Taxes paid, net of refunds received in cash	2,581	8,935
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	135	690
ACQUISITIONS (Note 3):
Assets acquired	—	370,306
Liabilities assumed	—	327,548

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements include the accounts of Banner Corporation (the Company or Banner), a bank holding company incorporated in the State of Washington and its wholly-owned subsidiaries, Banner Bank and Islanders Bank (the Banks).

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2016 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2015 Consolidated Financial Statements and/or schedules to conform to the 2016 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.  There have been no significant changes in our application of accounting policies during the first three months of 2016.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC (2015 Form 10-K).  Interim results are not necessarily indicative of results for a full year or any other interim period.

Note 2:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of ASU 2015-14 the standard is effective for interim and annual periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the standard will have on the Company’s Consolidated Financial Statements.

In April 2016, FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this ASU affect the guidance in ASU 2014-09, discussed above, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606 (Revenues from Contracts with Customers). The Company is evaluating the provisions of this ASU in conjunction with ASU No. 2014-09 to determine the potential impact Topic 606 and its amendments will have on the Company’s Consolidated Financial Statements.

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance to customers in cloud computing arrangements about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments were effective for adoption of annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and were adopted by the Company, as of January 1, 2016. This ASU did not have a material effect on the Company's Consolidated Financial Statements.

Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. The amendments in this ASU were effective for fiscal years beginning after December 15, 2015 and were adopted by the Company, as of January 1, 2016. As a result of this ASU, the adjustments recorded during the three months ended March 31, 2016 to the provisional amounts recorded as of December 31, 2015 related to the acquisition of Starbuck Bancshares, Inc. (Starbuck) were recorded in the current period.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. This ASU simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU No. 2016-01 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

Derivatives and Hedging (Topic 815)

In March 2016, FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 (Derivatives and Hedging) does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. At March 31, 2016, Banner had four swap relationships using hedge accounting with a total market value of approximately $1.0 million. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2016, FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. To determine how to account for debt instruments with embedded features, including contingent put and call options, an entity is required to assess whether the embedded derivatives must be bifurcated from the host contract and accounted for separately. Part of this assessment consists of evaluating whether the embedded derivative features are clearly and closely related to the debt host. Under existing guidance, for contingently exercisable options to be considered clearly and closely related to a debt host, they must be indexed only to interest rates or credit risk. ASU 2016-06 addresses inconsistent interpretations of whether an event that triggers an entity’s ability to exercise the embedded contingent option must be indexed to interest rates or credit risk for that option to qualify as clearly and closely related. Diversity in practice has developed because the existing four-step decision sequence in ASC 815 focuses only on whether the payoff was indexed to something other than an interest rate or credit risk. As a result, entities have been uncertain whether they should (1) determine whether the embedded features are clearly and closely related to the debt host solely on the basis of the four-step decision sequence or (2) first apply the four-step decision sequence and then also evaluate whether the event triggering the exercisability of the contingent put or call option is indexed only to an interest rate or credit risk. This ASU clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815 as amended by this ASU. The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Compensation-Stock Compensation (Topic 718)

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. FASB is issuing this ASU as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments in this ASU related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments in this ASU require recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments in this ASU related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3:  BUSINESS COMBINATIONS

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

The application of the acquisition method of accounting resulted in recognition of a CDI asset of $33.5 million and goodwill of $223.1 million. The acquired CDI has been determined to have a useful life of approximately ten years and will be amortized on an accelerated basis. Goodwill is not amortized but will be evaluated for impairment on an annual basis or more often if circumstances dictate to determine if the carrying value remains appropriate. Goodwill will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

The following table presents a summary of the consideration paid and the estimated fair values as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

	Starbuck
	October 1, 2015
Consideration to Starbuck equityholders:
Cash paid		$130,000
Fair value of common shares issued		630,674
Total consideration		760,674
Fair value of assets acquired:
Cash and cash equivalents	$95,821
Securities	1,037,238
Loans receivable (contractual amount of $3.04 billion)	2,999,130
REO, held for sale	6,105
Property and equipment	66,728
CDI	33,500
Deferred tax asset	108,454
Other assets	112,782
Total assets acquired	4,459,758
Fair value of liabilities assumed:
Deposits	3,638,596
FHLB advances	221,442
Junior subordinated debentures	5,806
Other liabilities	56,359
Total liabilities assumed	3,922,203
Net assets acquired		537,555
Goodwill		$223,119
Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The acquisition complemented the Company's growth strategy, including expanding our geographic footprint in markets throughout the Northwest, Utah and California. The Company paid this premium for a number of reasons, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new markets. See Note 7, Goodwill, Other Intangible Assets and Mortgage Servicing Rights for the accounting for goodwill and other intangible assets.

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

The following table presents certain unaudited pro forma information for illustrative purposes only, for the three months ended March 31, 2016 and 2015 as if Starbuck had been acquired on January 1, 2014. This unaudited estimated pro forma financial information combines the historical results of Starbuck with the Company’s consolidated historical results. Pro forma adjustments include accretion of loan discount, accretion of investment premiums, amortization of deposit premium, amortization of CDI, reversal of acquisition expense, and reversal of historical recorded amounts for similar items, with all adjustments tax effected. The pro forma information is not indicative of what would have occurred had the acquisition actually occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2014. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Banner expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands except per share amounts):

Pro Forma
Three months ended
March 31, 2015
Total revenues (net interest income plus non-interest income)	$113,926
Net income	$19,924
Earnings per share - basic	$0.61
Earnings per share - diluted	$0.61
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Starbuck since October 2, 2015. Disclosure of the amount of Starbuck's revenue and net income (excluding integration costs) included in the Company’s Consolidated Statements of Operations is impracticable due to the integration of the operations, systems and accounting for this acquisition occurring in different stages.

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

The following table presents a summary of the consideration paid and the estimated fair values as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

	Siuslaw
	March 6, 2015
Consideration to Siuslaw shareholders:
Cash paid		$5,806
Fair value of common shares issued		58,100
Total consideration		63,906
Fair value of assets acquired:
Cash and cash equivalents	$84,405
Securities—available-for-sale	12,865
Loans receivable (contractual amount of $252.2 million)	247,098
REO, held for sale	2,525
Property and equipment	8,127
Core deposit intangible	3,895
Other assets	10,848
Total assets acquired	369,763
Fair value of liabilities assumed:
Deposits	316,406
Junior subordinated debentures	5,959
Other liabilities	5,183
Total liabilities assumed	327,548
Net assets acquired		42,215
Goodwill		$21,691

Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The acquisition complemented the Company's growth strategy, including expanding our geographic footprint in markets throughout the Northwest. The Company paid this premium for a number of reasons, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new markets. See Note 7, Goodwill, Other Intangible Assets and Mortgage Servicing Rights for the accounting for goodwill and other intangible assets.

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

The following table presents certain unaudited pro forma information for illustrative purposes only, for the three months ended March 31, 2015 as if Siuslaw had been acquired on January 1, 2014. This unaudited estimated pro forma financial information combines the historical results of Siuslaw with the Company’s consolidated historical results. Pro forma adjustments include accretion of loan discount, accretion of investment premiums, amortization of deposit premium, amortization of CDI, reversal of acquisition expense, and reversal of historical recorded amounts for similar items, with all adjustments tax effected. The pro forma information is not indicative of what would have occurred had the acquisition actually occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2014. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Banner expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands except per share amounts):

Pro Forma
Three Months Ended March 31,
2015
Total revenues (net interest income plus non-interest income)	$66,453
Net income	$10,582
Earnings per share - basic	$0.51
Earnings per share - diluted	$0.51

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Siuslaw since March 7, 2015. Disclosure of the amount of Siuslaw’s revenue and net income (excluding integration costs) included in the Company’s Consolidated Statements of Operations is impracticable due to the integration of the operations and accounting for this acquisition.

Acquisition-Related Costs

The following tables present the key components of acquisition-related costs in connection with the acquisition of Siuslaw and the acquisition of Starbuck, including AmericanWest, for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Acquisition-related costs recognized in non-interest expenses:
Personnel severance/retention fees	$1,313	$—
Branch consolidation and other occupancy expenses	1,949	24
Client communications	251	66
Information/computer data services	1,417	40
Professional services	852	1,280
Miscellaneous	1,031	238
	$6,813	$1,648

Siuslaw	$—	$670
Starbuck	6,813	978
	$6,813	$1,648

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,381
Municipal bonds	332			339
Corporate bonds	26,828			20,543
Mortgage-backed or related securities	10,751			11,650
Equity securities	14			81
	$39,155			$33,994
Available-for-Sale:
U.S. Government and agency obligations	$52,009	$270	$(51)	$52,228
Municipal bonds	148,358	2,884	(39)	151,203
Corporate bonds	15,747	50	(804)	14,993
Mortgage-backed or related securities	939,515	11,683	(1,235)	949,963
Asset-backed securities	31,278	—	(484)	30,794
Equity securities	88	10	—	98
	$1,186,995	$14,897	$(2,613)	$1,199,279
Held-to-Maturity:
U.S. Government and agency obligations	$1,096	$25	$—	$1,121
Municipal bonds:	172,968	8,169	(41)	181,096
Corporate bonds	4,236	—	—	4,236
Mortgage-backed or related securities	68,020	1,396	(46)	69,370
	$246,320	$9,590	$(87)	$255,823

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,368
Municipal bonds	332			341
Corporate bonds	25,063			18,699
Mortgage-backed or related securities	12,705			13,663
Equity securities	14			63
	$39,344			$34,134
Available-for-Sale:
U.S. Government and agency obligations	$30,211	$213	$(193)	$30,231
Municipal bonds	142,898	853	(432)	143,319
Corporate bonds	15,937	56	(12)	15,981
Mortgage-backed or related securities	919,318	4,056	(5,115)	918,259
Asset-backed securities	31,288	—	(603)	30,685
Equity securities	88	10	—	98
	$1,139,740	$5,188	$(6,355)	$1,138,573
Held-to-Maturity:
U.S. Government and agency obligations	$1,106	$5	$—	$1,111
Municipal bonds:	162,778	6,219	(191)	168,806
Corporate bonds	4,273	—	—	4,273
Mortgage-backed or related securities	52,509	253	(325)	52,437
	$220,666	$6,477	$(516)	$226,627

At March 31, 2016 and December 31, 2015, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows (in thousands):

	March 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$10,792	$(42)	$10,439	$(9)	$21,231	$(51)
Municipal bonds	6,892	(35)	906	(4)	7,798	(39)
Corporate bonds	9,943	(804)	—	—	9,943	(804)
Mortgage-backed or related securities	119,249	(925)	46,833	(310)	166,082	(1,235)
Asset-backed securities	30,794	(484)	—	—	30,794	(484)
	$177,670	$(2,290)	$58,178	$(323)	$235,848	$(2,613)
Held-to-Maturity
Municipal bonds	$3,179	$(30)	$1,229	$(11)	$4,408	$(41)
Corporate bonds	—	—	—	—	—	—
Mortgage-backed or related securities	2,906	(46)	229	—	3,135	(46)
	$6,085	$(76)	$1,458	$(11)	$7,543	$(87)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$8,707	$(97)	$10,489	$(96)	$19,196	$(193)
Municipal bonds	69,848	(426)	905	(6)	70,753	(432)
Corporate bonds	5,153	(12)	—	—	5,153	(12)
Mortgage-backed or related securities	533,143	(4,380)	68,562	(735)	601,705	(5,115)
Asset-backed securities	20,893	(355)	9,792	(248)	30,685	(603)
	$637,744	$(5,270)	$89,748	$(1,085)	$727,492	$(6,355)
Held-to-Maturity
Municipal bonds	$28,545	$(188)	$254	$(3)	$28,799	$(191)
Corporate bonds	—	—	—	—	—	—
Mortgage-backed or related securities	34,493	(323)	255	(2)	34,748	(325)
	$63,038	$(511)	$509	$(5)	$63,547	$(516)

At March 31, 2016, there were 85 securities—available-for-sale with unrealized losses, compared to 242 at December 31, 2015.  At March 31, 2016, there were seven securities—held-to-maturity with unrealized losses, compared to 32 at December 31, 2015.  Management does not believe that any individual unrealized loss as of March 31, 2016, or December 31, 2015 represented other-than-temporary impairment (OTTI).  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading for the three months ended March 31, 2016 compared to $2.3 million with a resulting net loss of $642,000 for the three months ended March 31, 2015. The Company did not recognize any OTTI charges or recoveries on securities—trading during the three months ended March 31, 2016, or the three months ended March 31, 2015. There were no securities—trading in a nonaccrual status at March 31, 2016, or December 31, 2015.  Net unrealized holding gains of $49,000 were recognized during the three months ended March 31, 2016.

Sales of securities—available-for-sale totaled $30.6 million with a resulting net gain of $21,000 for the three months ended March 31, 2016.  Sales of securities—available-for-sale totaled $22.3 million with a resulting net gain of $103,000 for the three months ended March 31, 2015. There were no securities—available-for-sale in a nonaccrual status at March 31, 2016 or December 31, 2015.

There were no sales of securities—held-to-maturity during the three months ended March 31, 2016, or the three months ended March 31, 2015. There were no securities—held-to-maturity in a nonaccrual status at March 31, 2016 or December 31, 2015.

The amortized cost and estimated fair value of securities at March 31, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2016
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$12,792	$12,741	$4,984	$5,014
Maturing after one year through five years	7,004	7,476	241,156	241,714	14,600	14,846
Maturing after five years through ten years	3,401	3,786	242,007	243,516	98,569	101,401
Maturing after ten years through twenty years	1,908	2,109	327,867	333,014	106,288	112,487
Maturing after twenty years	26,828	20,542	363,085	368,196	21,879	22,075
	39,141	33,913	1,186,907	1,199,181	246,320	255,823
Equity securities	14	81	88	98	—	—
	$39,155	$33,994	$1,186,995	$1,199,279	$246,320	$255,823

The following table presents, as of March 31, 2016, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$183,462	$182,730	$191,364
Interest rate swap counterparties	29,303	28,980	29,736
Repurchase agreements	122,566	121,595	123,018
Other	1,865	1,786	1,865
Total pledged securities	$337,196	$335,091	$345,983

Note 5: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at March 31, 2016 and December 31, 2015 are summarized as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,328,034	18.5%	$1,327,807	18.2%
Investment properties	1,805,243	25.1	1,765,353	24.1
Multifamily real estate	307,019	4.3	472,976	6.5
Commercial construction	87,711	1.2	72,103	1.0
Multifamily construction	79,737	1.1	63,846	0.9
One- to four-family construction	297,348	4.1	278,469	3.8
Land and land development:
Residential	142,841	2.0	126,773	1.7
Commercial	24,493	0.3	33,179	0.5
Commercial business	1,224,915	17.1	1,207,944	16.5
Agricultural business, including secured by farmland	340,350	4.7	376,531	5.1
One- to four-family residential	910,719	12.7	952,633	13.0
Consumer:
Consumer secured by one- to four-family	481,590	6.7	478,420	6.5
Consumer—other	155,999	2.2	158,470	2.2
Total loans outstanding	7,185,999	100.0%	7,314,504	100.0%
Less allowance for loan losses	(78,197)		(78,008)
Net loans	$7,107,802		$7,236,496

Loan amounts are net of unearned loan fees in excess of unamortized costs of $2.8 million as of March 31, 2016 and $5.5 million as of December 31, 2015. Net loans include net discounts on acquired loans of $42.3 million and $43.7 million as of March 31, 2016 and December 31, 2015, respectively.

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of purchased credit-impaired loans, excluding acquisition accounting adjustments, was $76.6 million at March 31, 2016 and $83.4 million at December 31, 2015. The carrying balance of purchased credit-impaired loans was $53.3 million at March 31, 2016 and $58.6 million at December 31, 2015.
The following table presents the changes in the accretable yield for purchased credit-impaired loans for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$10,375	$—
Additions	—	2,239
Accretion to interest income	(1,931)	(35)
Disposals	(18)	—
Reclassifications from non-accretable difference	2,291	—
Balance, end of period	$10,717	$2,204

As of March 31, 2016 and December 31, 2015, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $25.3 million and $29.5 million, respectively.

Impaired Loans and the Allowance for Loan Losses.  A loan is considered impaired when, based on current information and circumstances, the Company determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy. Impaired loans are comprised of loans on nonaccrual, troubled debt restructures (TDRs) that are performing under their restructured terms, and loans that are 90 days or more past due, but are still on accrual. Purchased credit-impaired loans are considered performing within the scope of the purchased credit-impaired accounting guidance and are not included in the impaired loan tables.

The following tables provide information on impaired loans, excluding purchased credit impaired loans, with and without allowance reserves at March 31, 2016 and December 31, 2015. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	March 31, 2016
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$1,985	$—	$1,737	$126
Investment properties	8,774	2,458	5,923	455
Multifamily real estate	357	—	355	68
Commercial construction	—	—	—	—
One- to four-family construction	1,644	—	1,644	40
Land and land development:
Residential	3,139	—	1,984	481
Commercial	1,628	1,027	—	—
Commercial business	2,314	928	1,191	152
Agricultural business/farmland	1,294	563	663	48
One- to four-family residential	16,170	1,344	13,775	564
Consumer:
Consumer secured by one- to four-family	1,096	—	1,036	8
Consumer—other	526	9	427	7
	$38,927	$6,329	$28,735	$1,949

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$1,465	$—	$1,416	$70
Investment properties	8,740	2,503	5,846	602
Multifamily real estate	359	—	357	71
Commercial construction	1,141	1,069	—	—
One- to four-family construction	1,741	—	1,741	161
Land and land development:
Residential	3,540	750	1,634	444
Commercial	1,628	1,027	—	—
Commercial business	2,266	538	1,184	150
Agricultural business/farmland	1,309	544	697	43
One- to four-family residential	17,897	2,206	14,418	736
Consumer:
Consumer secured by one- to four-family	776	—	716	23
Consumer—other	433	—	351	7
	$41,295	$8,637	$28,360	$2,307

(1)	Loans without an allowance reserve have been individually evaluated for impairment and that evaluation concluded that no reserve was needed.

(2)
Includes general reserves for loans evaluated in pools of homogeneous loans and loans with a specific allowance reserve. Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,116	$4	$2,698	$3
Investment properties	8,415	75	6,490	77
Multifamily real estate	356	4	975	11
Commercial construction	—	—	—	—
One- to four-family construction	1,610	27	3,097	31
Land and land development:
Residential	1,988	10	2,547	16
Commercial	1,027	—	1,624	—
Commercial business	2,495	8	1,172	9
Agricultural business/farmland	1,215	5	2,317	5
One- to four-family residential	15,181	126	24,025	204
Consumer:
Consumer secured by one- to four-family	1,042	3	1,209	3
Consumer—other	455	4	773	4
	$35,900	$266	$46,927	$363

Troubled Debt Restructures (TDRs). Some of the Company’s loans are reported as TDRs.  Loans are reported as TDRs when the bank grants one or more concessions to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  Our TDRs have generally not involved forgiveness of amounts due, but almost always include a modification of multiple factors; the most common combination includes interest rate, payment amount and maturity date. As a result of these concessions, restructured loans are impaired as the Company will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  Loans identified as TDRs are accounted for in accordance with the Company's impaired loan accounting policies.

The following tables present TDRs at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$181	$102	$283
Investment properties	5,792	6	5,798
Multifamily real estate	355	—	355
Commercial construction	—	—	—
One- to four-family construction	1,644	—	1,644
Land and land development:
Residential	762	472	1,234
Commercial	—	—	—
Commercial business	561	—	561
Agricultural business, including secured by farmland	563	243	806
One- to four-family residential	9,277	1,401	10,678
Consumer:
Consumer secured by one- to four-family	146	12	158
Consumer—other	169	—	169
	$19,450	$2,236	$21,686

	December 31, 2015
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$181	$104	$285
Investment properties	5,834	13	5,847
Multifamily real estate	357	—	357
One- to four-family construction	1,741	—	1,741
Land and land development:
Residential	1,151	483	1,634
Commercial business	624	—	624
Agricultural business, including secured by farmland	545	277	822
One- to four-family residential	11,025	1,428	12,453
Consumer:
Consumer secured by one- to four-family	147	14	161
Consumer—other	172	—	172
	$21,777	$2,319	$24,096

As of March 31, 2016 and December 31, 2015, the Company had commitments to advance funds related to TDRs up to additional amounts of $197,000 and $237,000, respectively.

No new TDRs occurred during the three months ended March 31, 2016. The following table presents new TDRs that occurred during the three months ended March 31, 2015 (dollars in thousands):

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

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three-month periods ended March 31, 2016 and 2015. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the three months ended March 31, 2016.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$3,074,115	$303,562	$617,073	$1,182,263	$330,929	$902,335	$634,494	$7,044,771
Special mention	19,845	596	3,232	25,152	1,885	903	200	51,813
Substandard	39,317	2,861	11,825	17,500	7,536	7,481	2,886	89,406
Doubtful	—	—	—	—	—	—	9	9
Loss	—	—	—	—	—	—	—	—
Total loans	$3,133,277	$307,019	$632,130	$1,224,915	$340,350	$910,719	$637,589	$7,185,999

Performing loans	$3,090,836	$305,337	$625,955	$1,216,322	$338,256	$904,590	$635,817	$7,117,113
Purchased credit-impaired loans	38,296	1,682	3,925	7,036	1,431	286	615	53,271
Non-performing loans (2)	4,145	—	2,250	1,557	663	5,843	1,157	15,615
Total loans	$3,133,277	$307,019	$632,130	$1,224,915	$340,350	$910,719	$637,589	$7,185,999

	December 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$3,022,281	$468,467	$558,425	$1,167,933	$354,760	$943,098	$633,734	$7,148,698
Special mention	30,928	138	2,386	25,286	17,526	1,346	22	77,632
Substandard	39,951	4,371	13,559	14,725	4,245	8,189	3,124	88,164
Doubtful	—	—	—	—	—	—	10	10
Loss	—	—	—	—	—	—	—	—
Total loans	$3,093,160	$472,976	$574,370	$1,207,944	$376,531	$952,633	$636,890	$7,314,504

Performing loans	$3,048,424	$470,982	$566,460	$1,198,475	$374,305	$945,968	$636,068	$7,240,682
Purchased credit-impaired loans	40,985	1,994	5,650	7,302	1,529	1,066	74	58,600
Non-performing loans (2)	3,751	—	2,260	2,167	697	5,599	748	15,222
Total loans	$3,093,160	$472,976	$574,370	$1,207,944	$376,531	$952,633	$636,890	$7,314,504

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of March 31, 2016 and December 31, 2015, in the commercial business category, $168.1 million and $150.0 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$2,906	$362	$526	$3,794	$20,135	$1,304,105	$1,328,034	$—	$1,555
Investment properties	8,484	—	2,458	10,942	18,161	1,776,140	1,805,243	—	2,590
Multifamily real estate	324	—	—	324	1,682	305,013	307,019	—	—
Commercial construction	—	—	—	—	—	87,711	87,711	—	—
Multifamily construction	—	—	—	—	—	79,737	79,737	—	—
One-to-four-family construction	3,457	—	—	3,457	901	292,990	297,348	—	—
Land and land development:
Residential	—	—	750	750	76	142,015	142,841	—	1,222
Commercial	1,027	—	—	1,027	2,948	20,518	24,493	—	1,028
Commercial business	864	469	1,251	2,584	7,036	1,215,295	1,224,915	—	1,558
Agricultural business, including secured by farmland	4,238	972	663	5,873	1,431	333,046	340,350	—	663
One- to four-family residential	2,920	27	4,485	7,432	286	903,001	910,719	1,039	4,803
Consumer:
Consumer secured by one- to four-family	1,436	115	271	1,822	229	479,539	481,590	147	743
Consumer—other	718	166	179	1,063	386	154,550	155,999	104	163
Total	$26,374	$2,111	$10,583	$39,068	$53,271	$7,093,660	$7,185,999	$1,290	$14,325

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$3,981	$139	$885	$5,005	$24,261	$1,298,541	$1,327,807	$—	$1,235
Investment properties	1,763	132	2,503	4,398	16,724	1,744,231	1,765,353	—	2,516
Multifamily real estate	4	—	—	4	1,994	470,978	472,976	—	—
Commercial construction	—	—	—	—	—	72,103	72,103	—	—
Multifamily construction	771	13	—	784	—	63,062	63,846	—	—
One-to-four-family construction	2,466	220	—	2,686	905	274,878	278,469	—	1,233
Land and land development:
Residential	—	—	747	747	77	125,949	126,773	—	1,027
Commercial	—	96	—	96	4,668	28,415	33,179	—	—
Commercial business	1,844	174	1,024	3,042	7,302	1,197,600	1,207,944	8	2,159
Agricultural business, including secured by farmland	323	729	278	1,330	1,529	373,672	376,531	—	697
One-to four-family residential	620	873	3,811	5,304	1,066	946,263	952,633	899	4,700
Consumer:
Consumer secured by one- to four-family	465	60	38	563	40	477,817	478,420	4	565
Consumer—other	488	155	131	774	34	157,662	158,470	41	138
Total	$12,725	$2,591	$9,417	$24,733	$58,600	$7,231,171	$7,314,504	$952	$14,270

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008
Provision for loan losses	(842)	(1,342)	1,716	681	1,187	(2,574)	2,822	(1,648)	—
Recoveries	38	—	471	720	17	12	207	—	1,465
Charge-offs	(180)	—	—	(139)	(567)	—	(390)	—	(1,276)
Ending balance	$19,732	$2,853	$29,318	$15,118	$4,282	$2,170	$3,541	$1,183	$78,197

	March 31, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$578	$68	$382	$60	$—	$557	$9	$—	$1,654
Collectively evaluated for impairment	19,144	2,784	28,881	15,058	4,282	1,613	3,529	1,183	76,474
Purchased credit-impaired loans	10	1	55	—	—	—	3	—	69
Total allowance for loan losses	$19,732	$2,853	$29,318	$15,118	$4,282	$2,170	$3,541	$1,183	$78,197

Loan balances:
Individually evaluated for impairment	$8,432	$355	$4,183	$1,402	$563	$9,277	$402	$—	$24,614
Collectively evaluated for impairment	3,086,549	304,982	624,022	1,216,477	338,356	901,156	636,572	—	7,108,114
Purchased credit-impaired loans	38,296	1,682	3,925	7,036	1,431	286	615	—	53,271
Total loans	$3,133,277	$307,019	$632,130	$1,224,915	$340,350	$910,719	$637,589	$—	$7,185,999

	For the Three Months Ended March 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,784	$4,562	$23,545	$12,043	$2,821	$8,447	$483	$5,222	$75,907
Provision for loan losses	305	(161)	745	778	1,434	(237)	245	(3,109)	—
Recoveries	14	—	108	178	295	6	46	—	647
Charge-offs	—	—	—	(107)	(818)	(75)	(189)	—	(1,189)
Ending balance	$19,103	$4,401	$24,398	$12,892	$3,732	$8,141	$585	$2,113	$75,365

	March 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$643	$84	$808	$78	$3	$925	$65	$—	$2,606
Collectively evaluated for impairment	18,460	4,317	23,590	12,814	3,729	7,216	520	2,113	72,759
Purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$19,103	$4,401	$24,398	$12,892	$3,732	$8,141	$585	$2,113	$75,365

Loan balances:
Individually evaluated for impairment	$8,958	$1,359	$11,573	$725	$289	$16,036	$1,145	$—	$40,085
Collectively evaluated for impairment	1,550,691	207,328	419,390	775,854	208,346	525,876	372,155	—	4,059,640
Purchased credit impaired loans	4,575	—	—	—	—	1,092	7	—	5,674
Total loans	$1,564,224	$208,687	$430,963	$776,579	$208,635	$543,004	$373,307	$—	$4,105,399

Note 6:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of the period	$11,627	$3,352
Additions from loan foreclosures	2	668
Additions from acquisitions	400	2,525
Proceeds from dispositions of REO	(4,666)	(1,738)
Gain on sale of REO	49	115
Valuation adjustments in the period	(205)	—
Balance, end of the period	$7,207	$4,922

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. At March 31, 2016, the Company had $2.7 million of foreclosed one- to four-family residential real estate properties held as REO. The recorded investment in one- to four-family residential loans in the process of foreclosure was $2.8 million at March 31, 2016.

Note 7:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At March 31, 2016, intangible assets are comprised of goodwill, CDI, and favorable leasehold intangibles (LHI) acquired in business combinations. Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed annually for impairment. At December 31, 2015, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value. The adjustments to goodwill in 2016 relate to changes in the preliminary goodwill recorded for the AmericanWest acquisition including adjustments to loan discount, deferred taxes and REO valuations. Additions to goodwill during 2015 relate to the AmericanWest and Siuslaw acquisitions. See Note 3, Business Combinations, for additional information on the acquisition and purchase price allocation.

CDI represents the value of transaction-related deposits and the value of the customer relationships associated with the deposits. The additions to CDI in the table below relate to the AmericanWest and Siuslaw acquisitions in 2015.  LHI represents the value ascribed to leases assumed in an acquisition in which the lease terms are favorable compared to a market lease at the date of acquisition. The additions to LHI in 2015 relate to the acquisition of AmericanWest. The Company amortizes CDI and LHI over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended March 31, 2016 and the year ended December 31, 2015 (in thousands):

	Goodwill	CDI	Favorable LHI	Total
Balance, December 31, 2014	$—	$2,831	$—	$2,831
Additions through acquisitions	247,738	37,395	776	285,909
Amortization		(3,164)	(66)	(3,230)
Other changes (1)	—	(300)	—	(300)
Balance, December 31, 2015	247,738	36,762	710	285,210
Amortization		(1,808)	(66)	(1,874)
Adjustments to goodwill	(2,927)			(2,927)
Balance, March 31, 2016	$244,811	$34,954	$644	$280,409

(1)	Acquired CDI from AmericanWest was adjusted for a branch that was subsequently sold.

The following table presents the estimated amortization expense with respect to CDI for the periods indicated (in thousands):

Remainder of 2016	$5,253
2017	6,332
2018	5,610
2019	4,889
2020	4,169
Thereafter	8,701
$34,954

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three months ended March 31, 2016 and 2015, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $1.91 billion and $1.86 billion at March 31, 2016 and December 31, 2015, respectively.  Custodial accounts maintained in connection with this servicing totaled $6.9 million and $8.7 million at March 31, 2016 and December 31, 2015, respectively.

An analysis of our mortgage servicing rights, net of valuation allowances, for the three months ended March 31, 2016 and 2015 is presented below (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of the period	$13,295	$9,030
Additions—amounts capitalized	1,204	1,216
Additions—acquired through business combinations	—	2,172
Amortization (1)	(823)	(709)
Balance, end of the period (2)	$13,676	$11,709

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	There was no valuation allowance as of March 31, 2016 and 2015.

Note 8:  DEPOSITS

Deposits consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Non-interest-bearing accounts	$3,036,330	$2,619,618
Interest-bearing checking	767,460	1,159,846
Regular savings accounts	1,327,558	1,284,642
Money market accounts	1,610,640	1,637,092
Total transaction and saving accounts	6,741,988	6,701,198
Certificates of deposit:
Certificates of deposit less than or equal to the FDIC insured limit of $250,000	1,030,755	1,168,495
Certificates of deposit greater than the FDIC insured limit of $250,000	257,118	185,375
Total certificates of deposit	1,287,873	1,353,870
Total deposits	$8,029,861	$8,055,068
Included in total deposits:
Public fund transaction accounts	$206,240	$209,430
Public fund interest-bearing certificates	29,983	31,281
Total public deposits	$236,223	$240,711
Total brokered deposits	$135,603	$162,936

Scheduled maturities and repricing of certificate accounts at March 31, 2016 were as follows (in thousands):

March 31, 2016
Certificates which mature or reprice:
Within one year or less	$955,924
After one year through two years	200,547
After two years through three years	75,171
After three years through four years	27,421
After four years through five years	25,523
After five years	3,287
Total certificates of deposit	$1,287,873

Note 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2016 and December 31, 2015, whether or not measured at fair value in the Consolidated Statements of Financial Condition.  (in thousands):

		March 31, 2016		December 31, 2015
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$260,570	$260,570	$261,917	$261,917
Securities—trading	2,3	33,994	33,994	34,134	34,134
Securities—available-for-sale	2	1,199,279	1,199,279	1,138,573	1,138,573
Securities—held-to-maturity	3	246,320	255,823	220,666	226,627
Loans held for sale	2	47,523	48,461	44,712	45,600
Loans receivable	3	7,107,802	6,982,492	7,314,504	7,084,631
FHLB stock	3	13,347	13,347	16,057	16,057
Bank-owned life insurance	1	156,928	156,928	156,865	156,865
Mortgage servicing rights	3	13,676	15,983	13,295	17,370
Derivatives:
Interest rate swaps	2	18,959	18,959	11,984	11,984
Interest rate forward sales commitments	2	1,067	1,067	471	471
Liabilities:
Demand, interest checking and money market accounts	2	5,414,431	5,414,431	5,416,556	5,416,556
Regular savings	2	1,327,558	1,327,558	1,284,642	1,284,642
Certificates of deposit	2	1,287,873	1,273,897	1,353,870	1,332,825
FHLB advances	2	75,400	75,400	133,381	133,381
Other borrowings	2	106,132	106,132	98,325	98,325
Junior subordinated debentures	3	92,879	92,879	92,480	92,480
Derivatives:
Interest rate swaps	2	18,959	18,959	11,984	11,984
Interest rate forward sales commitments	2	417	417	50	50

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency obligations	$—	$1,381	$—	$1,381
Municipal bonds	—	339	—	339
Corporate Bonds (Trust Preferred Securities)	—	—	20,543	20,543
Mortgage-backed or related securities	—	11,650	—	11,650
Equity securities	—	81	—	81
	—	13,451	20,543	33,994
Securities—available-for-sale
U.S. Government and agency obligations	—	52,228	—	52,228
Municipal bonds	—	151,203	—	151,203
Corporate bonds	—	14,993	—	14,993
Mortgage-backed or related securities	—	949,963	—	949,963
Asset-backed securities	—	30,794	—	30,794
Equity securities	—	98	—	98
	—	1,199,279	—	1,199,279

Derivatives
Interest rate swaps	—	18,959	—	18,959
Interest rate sales forward commitments	—	1,067	—	1,067
	$—	$1,232,756	$20,543	$1,253,299

Liabilities:
Advances from FHLB	$—	$75,400	$—	$75,400
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	92,879	92,879
Derivatives
Interest rate swaps	—	18,959	—	18,959
Interest rate sales forward commitments	—	417	—	417
	$—	$94,776	$92,879	$187,655

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency obligations	$—	$1,368	$—	$1,368
Municipal bonds	—	341	—	341
Corporate Bonds (Trust Preferred Securities)	—	—	18,699	18,699
Mortgage-backed securities	—	13,663	—	13,663
Equity securities	—	63	—	63
	—	15,435	18,699	34,134
Securities—available-for-sale
U.S. Government and agency obligations	—	30,231	—	30,231
Municipal bonds	—	143,319	—	143,319
Corporate bonds	—	15,981	—	15,981
Mortgage-backed securities	—	918,259	—	918,259
Asset-backed securities	—	30,685	—	30,685
Equity securities	—	98	—	98
	—	1,138,573	—	1,138,573
Derivatives
Interest rate swaps	—	11,984	—	11,984
Interest rate lock commitments	—	471	—	471
	$—	$1,166,463	$18,699	$1,185,162

Liabilities:
Advances from FHLB	$—	$133,381	$—	$133,381
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	92,480	92,480
Derivatives
Interest rate swaps	—	11,984	—	11,984
Interest rate lock commitments	—	50	—	50
	$—	$145,415	$92,480	$237,895

The following methods were used to estimate the fair value of each class of financial instruments above:

Cash and Cash Equivalents:  The carrying amount of these items is a reasonable estimate of their fair value.

Securities:  The estimated fair values of investment securities and mortgaged-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the continued limited activity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s Trust Preferred Securities (TPS) securities, management has classified these securities as a Level 3 fair value measure. Management periodically reviews the pricing information received from third-party pricing services and tests those prices against other sources to validate the reported fair values.

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

Deposits: The carrying amount of deposits with no stated maturity, such as savings and checking accounts, is a reasonable estimate of their fair value.  The market value of certificates of deposit is based upon the discounted value of contractual cash flows.  The discount rate is determined using current market rates on comparable instruments.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2016 and December 31, 2015:

			Weighted Average Rate
Financial Instruments	Valuation Techniques	Unobservable Inputs	March 31, 2016	December 31, 2015
Corporate Bonds (TPS securities)	Discounted cash flows	Discount rate	5.63%	5.61%
Junior subordinated debentures	Discounted cash flows	Discount rate	5.63	5.61
Impaired loans	Discounted cash flows	Discount rate	Various	Various
Impaired loans	Collateral Valuations	Market values	n/a	n/a
REO	Appraisals	Market values	n/a	n/a

TPS securities : Management believes that the credit risk-adjusted spread used to develop the discount rate utilized in the fair value measurement of TPS securities is indicative of the risk premium a willing market participant would require under current market conditions for instruments with similar contractual rates and terms and conditions and issuers with similar credit risk profiles and with similar expected probability of default. Management attributes the change in fair value of these instruments, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of assets subsequent to their issuance.

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of March 31, 2016, or the passage of time, will result in negative fair value adjustments. At March 31, 2016, the discount rate utilized was based on a credit spread of 500 basis points and three-month LIBOR of 63 basis points.

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31, 2016
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures
Beginning balance	$18,699	$92,480
Total gains or losses recognized
Assets gains	119	—
Liabilities losses	—	399
Purchases, issuances and settlements, including acquisitions	1,725	—
Ending balance at March 31, 2016	$20,543	$92,879

	Three Months Ended
	March 31, 2015
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures
Beginning balance	$19,119	$78,001
Total gains or losses recognized
Assets gains	723	—
Liabilities losses	—	366
Purchases, issuances and settlements, including acquisitions	—	5,959
Sales, maturities and paydowns, net of discount amortization	(2,386)	—
Ending balance at March 31, 2015	$17,456	$84,326

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of March 31, 2016 and December 31, 2015 (in thousands):

	At or For the Three Months Ended March 31, 2016
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$654	$654
REO	—	—	7,207	7,207

	At or For the Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,372	$2,372
REO	—	—	11,627	11,627

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Impaired loans	$(16)	$(649)
REO	(205)	—
Total loss from nonrecurring measurements	$(221)	$(649)

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

Note 10:  INCOME TAXES AND DEFERRED TAXES

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

As of March 31, 2016, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in U.S. federal jurisdiction and in the Oregon, California, Utah and Idaho state jurisdictions.

Tax credit investments: The Company invests in low income housing tax credit funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method and tax credit investment amortization expense is a component of the provision for income taxes.

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at March 31, 2016 and 2015 (in thousands):

	March 31, 2016	March 31, 2015
Tax credit investments	$5,158	$5,948
Unfunded commitments—tax credit investments	$1,370	$2,690

The following table presents other information related to the Company's tax credit investments for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Tax credits and other tax benefits recognized	$284	$319
Tax credit amortization expense included in provision for income taxes	$168	$244

Note 11:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2016	2015
Net income	$17,774	$12,134

Basic weighted average shares outstanding	34,023,800	19,760,645
Plus unvested restricted stock	79,927	84,374
Diluted weighted shares outstanding	34,103,727	19,845,019
Earnings per common share
Basic	$0.52	$0.61
Diluted	$0.52	$0.61

Options to purchase an additional 5,000 shares of common stock were outstanding as of March 31, 2016, but were not included in the computation of diluted earnings per share because their exercise price was significantly greater than the average market price of common shares which would not dilute earnings per share. Also, as of March 31, 2016, warrants expiring on November 21, 2018, to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of common shares.

Note 12:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by its shareholders:

•	2001 Stock Option Plan (the SOP).

•	2012 Restricted Stock and Incentive Bonus Plan (2012 Restricted Stock Plan).

•	2014 Omnibus Incentive Plan (the 2014 Plan).

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

During the three months ended March 31, 2016 and 2015, there were no grants of stock options. Additionally, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant. There were no stock-based compensation costs related to the SOP for the three months ended March 31, 2016 or March 31, 2015.

During the three months ended March 31, 2016 and 2015, there were no exercises of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOP.

2012 Restricted Stock and Incentive Bonus Plan

Under the 2012 Restricted Stock Plan, which was initially approved on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the 2012 Restricted Stock Plan have a minimum vesting period of three years. The 2012 Restricted Stock Plan will continue in effect for a term of ten years, after which no further awards may be granted.

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

As of March 31, 2016, the Company had granted 271,849 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 165,957 shares had vested and 105,892 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of March 31, 2016, 136,246 restricted stock shares and 18,331 restricted stock units have been granted under the 2014 Plan of which 16,852 restricted stock shares and 11,000 restricted stock units have vested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $1.1 million and $671,000 for the three-month periods ended March 31, 2016 and March 31, 2015, respectively. Unrecognized compensation expense for these awards as of March 31, 2016 was $6.3 million and will be amortized over the next 35 months.

Note 13:  COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases 148 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2016	December 31, 2015
Commitments to extend credit	$2,147,174	$2,132,996
Standby letters of credit and financial guarantees	23,464	22,315
Commitments to originate loans	40,978	32,908
Risk participation agreement	7,627	7,672

Derivatives also included in Note 14:
Commitments to originate loans held for sale	104,227	76,146
Commitments to sell loans secured by one- to four-family residential properties	48,546	37,545
Commitments to sell securities related to mortgage banking activities	44,467	41,500

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $3.6 million and $3.9 million at March 31, 2016 and December 31, 2015, respectively.

Standby letters of credit are conditional commitments issued to guarantee a customer’s performance or payment to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Through the acquisition of AmericanWest, Banner Bank assumed a risk participation agreement. Under the risk participation agreement, Banner Bank guarantees the financial performance of a borrower on the participated portion of an interest rate swap on a loan.

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three months ended March 31, 2016 or March 31, 2015. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at March 31, 2016.

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

NOTE 14: DERIVATIVES AND HEDGING

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

As of March 31, 2016 and December 31, 2015, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$6,641	$998	$6,734	$938	$6,641	$998	$6,734	$938

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

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

As of March 31, 2016 and December 31, 2015, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$301,673	$17,961	$293,937	$11,046	$301,673	$17,961	$293,937	$11,046
Mortgage loan commitments	59,760	941	76,146	428	44,467	126	—	—
Forward sales contracts	44,467	126	41,500	43	54,713	291	32,763	50
	$405,900	$19,028	$411,583	$11,517	$400,853	$18,378	$326,700	$11,096

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps that were not designated in hedge relationships (with a fair value of $293,000 at March 31, 2016 and $327,000 at December 31, 2015), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

		Three Months Ended March 31,
	Location on Consolidated Statements of Operations	2016	2015
Mortgage loan commitments	Mortgage banking operations	$563	$412
Forward sales contracts	Mortgage banking operations	(273)	(140)
		$290	$272

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at March 31, 2016 or December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value. As of March 31, 2016 and December 31, 2015, the termination value of derivatives in a net liability position related to these agreements was $19.0 million and $12.0 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $29.9 million and $20.8 million as of March 31, 2016 and December 31, 2015, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$18,959	$—	$18,959	$—	$—	$18,959
	$18,959	$—	$18,959	$—	$—	$18,959

Derivative liabilities
Interest rate swaps	$18,959	$—	$18,959	$—	$(18,938)	$21
	$18,959	$—	$18,959	$—	$(18,938)	$21

	December 31, 2015
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$11,984	$—	$11,984	$—	$—	$11,984
	$11,984	$—	$11,984	$—	$—	$11,984

Derivative liabilities
Interest rate swaps	$11,984	$—	$11,984	$—	$(11,984)	$—
	$11,984	$—	$11,984	$—	$(11,984)	$—

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2016, its 187 branch offices and nine loan production offices located in Washington, Oregon, California, Utah and Idaho.  Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of March 31, 2016, we had total consolidated assets of $9.75 billion, total loans of $7.19 billion, total deposits of $8.03 billion and total shareholders’ equity of $1.32 billion.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located in the San Juan Islands.  The Banks’ primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding their offices in portions of Washington, Oregon, California, Utah and Idaho.  Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one-to-four-family and multifamily residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans and consumer loans.

Banner Corporation's successful execution of its super community bank model and strategic initiatives has delivered solid profitability and growth in recent years. We have made substantial progress on our goals to achieve and maintain the Company's moderate risk profile as well as to develop and continue strong earnings momentum. Highlights of this success have included substantial improvement in our asset quality, outstanding client acquisition and account growth, significantly increased non-interest-bearing deposit balances and strong revenue generation from core operations.

For the quarter ended March 31, 2016, our net income was $17.8 million, or $0.52 per diluted share, compared to net income of $12.1 million, or $0.61 per diluted share, for the quarter ended March 31, 2015. Our net income for the quarter ended March 31, 2016 was significantly impacted by $6.8 million of acquisition-related expenses, which net of related tax benefits reduced earnings per diluted share by $0.13.

Highlights for the current quarter included additional client acquisition, solid asset quality, and strong revenues from core operations. Compared to the same quarter a year ago, we had a significant increase in net interest income as well as substantial increases in deposit fees and service charges and in revenue from mortgage banking, all reflecting the increased scale of the Company.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is driven by the net interest margin, which is primarily a function of our interest rate spread. Interest rate spread is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income before provision for loan losses increased $44.5 million, or 96%, to $91.0 million for the quarter ended March 31, 2016, compared to $46.5 million for the same quarter one year earlier. This increase in net interest income reflects the significant growth in earning assets. The increase in earning assets was largely due to the acquisition of Starbuck Bancshares, Inc. (Starbuck), the holding company for AmericanWest Bank (AmericanWest), which closed on October 1, 2015, and the acquisition of Siuslaw Financial Group (Siuslaw), holding company of Siuslaw Bank, which closed on March 6, 2015.

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

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the first quarter of 2016 increased $50.8 million or 84%, to $111.0 million, compared to $60.2 million for the same period a year earlier, as a result of increased net interest income and deposit fees and service charges, as well as increased mortgage banking revenues.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $20.0 million for the quarter ended March 31, 2016, compared to $13.7 million for the quarter ended March 31, 2015.

Our total revenues, excluding changes in the fair value of financial instruments and the net gain on sale of securities, which we believe are more indicative of our core operations, also were strong at $111.0 million for the quarter ended March 31, 2016, a $51.3 million, or 86% increase, compared to $59.7 million for the same period a year earlier.

Our non-interest expense also increased significantly in the first quarter of 2016 compared to a year earlier largely as a result of acquisition-related expenses and other normal operating expenses related to the operations acquired in the acquisitions of AmericanWest and Siuslaw Bank.  Non-interest expense was $84.0 million for the quarter ended March 31, 2016, compared to $41.9 million for the same quarter a year earlier.

We did not record a provision for loan losses in the three months ended March 31, 2016, as continued improvement in credit quality metrics and net loan recoveries offset the need for any additional provision to loan loss reserves. The allowance for loan losses at March 31, 2016 was $78.2 million, representing 501% of non-performing loans. Non-performing loans were $15.6 million at March 31, 2016, compared to $15.2 million at December 31, 2015, and decreased 37% when compared to $24.7 million a year earlier primarily. (See Note 5, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Non-GAAP financial measures: Non-interest income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on the sale of securities and, in certain periods, acquisition-related costs are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended March 31,
NON-INTEREST INCOME FROM CORE OPERATIONS:	2016	2015

Total non-interest income (GAAP)	$19,959	$13,696
Exclude net (gain) loss on sale of securities	(21)	510
Exclude change in valuation of financial instruments carried at fair value	(29)	(1,050)
Total non-interest income from core operations (non-GAAP)	$19,909	$13,156
REVENUE FROM CORE OPERATIONS:
Net interest income before provision for loan losses	$91,043	$46,536
Total non-interest income	19,959	13,696
Total GAAP revenue	111,002	60,232
Exclude net (gain) loss on sale of securities	(21)	510
Exclude change in valuation of financial instruments carried at fair value	(29)	(1,050)
Revenue from core operations (non-GAAP)	$110,952	$59,692
INCOME FROM CORE OPERATIONS:
Income before provision for taxes (GAAP)	$26,968	$18,318
Exclude net (gain) loss on sale of securities	(21)	510
Exclude change in valuation of financial instruments carried at fair value	(29)	(1,050)
Exclude acquisition related costs	6,813	1,648
Income from core operations before provision for taxes (non-GAAP)	$33,731	$19,426
EARNINGS FROM CORE OPERATIONS:
Net income (GAAP)	$17,774	$12,134
Exclude net (gain) loss on sale of securities	(21)	510
Exclude change in valuation of financial instruments carried at fair value	(29)	(1,050)
Exclude acquisition related costs	6,813	1,648
Exclude related tax benefit	(2,417)	(120)
Total earnings from core operations (non-GAAP)	$22,120	$13,122
Diluted earnings per share (GAAP)	$0.52	$0.61
Diluted core earnings per share (non-GAAP)	$0.65	$0.66
NET EFFECT OF ACQUISITION-RELATED COSTS ON EARNINGS:
Acquisition-related costs	(6,813)	(1,648)
Related tax benefit	2,435	315
Total net effect of acquisition on earnings	$(4,378)	$(1,333)
Diluted weighted shares outstanding	34,103,727	19,845,019
Total net effect of acquisition-related costs on diluted earnings per share	$(0.13)	$(0.07)

RATIO OF ADJUSTED ALLOWANCE FOR LOAN LOSSES TO ADJUSTED LOANS:	March 31, 2016	December 31, 2015	March 31, 2015
Loans receivable (GAAP)	$7,185,999	$7,314,504	$4,105,399
Net loan discount on acquired loans	42,302	43,657	5,032
Adjusted loans (non-GAAP)	7,228,301	7,358,161	4,110,431

Allowance for loan losses (GAAP)	78,197	78,008	75,365
Net loan discount on acquired loans	42,302	43,657	5,032
Adjusted allowance for loan losses (non-GAAP)	120,499	121,665	80,397

Adjusted allowance for loan losses/Adjusted total loans (non-GAAP)	1.67%	1.65%	1.96%

ACQUISITION ACCOUNTING IMPACT ON NET INTEREST MARGIN:	March 31, 2016	December 31, 2015	March 31, 2015
Net interest income before provision for loan losses (GAAP)	91,043	92,099	46,536
Exclude discount accretion on purchased loans	(1,689)	(2,579)	(214)
Exclude premium amortization on acquired certificates of deposit	(461)	(572)	(61)
Net interest income before discount accretion (non-GAAP)	88,893	88,948	46,261

Average interest-earning assets (GAAP)	$8,868,264	$9,028,228	$4,612,263
Exclude average net loan discount on acquired loans	43,347	43,109	1,576
Average interest-earning assets before acquired loan discount (non-GAAP)	8,911,611	9,071,337	4,613,839

Net interest margin (GAAP)	4.13%	4.05%	4.09%
Exclude impact on net interest margin from discount accretion	(0.08)%	(0.11)%	(0.02)%
Excluded impact on net interest margin from certificates of deposit premium amortization	(0.02)%	(0.03)%	—%
Exclude impact of net loan discount on average earning assets	(0.02)%	(0.02)%	—%
Net margin before discount accretion (non-GAAP)	4.01%	3.89%	4.07%

The ratio of tangible common shareholders’ equity to tangible assets is also a non-GAAP financial measure. We calculate tangible common equity by excluding goodwill and other intangible assets from shareholders’ equity. We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets. We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. Management believes that this non-GAAP financial measure provides information to investors that is useful in understanding the basis of our capital position (dollars in thousands).

	March 31, 2016	December 31, 2015	March 31, 2015
Shareholders’ equity (GAAP)	$1,320,155	$1,300,059	$651,313
Exclude goodwill and other intangible assets, net	280,409	285,210	27,258
Tangible common shareholders’ equity (non-GAAP)	$1,039,746	$1,014,849	$624,055
Total assets (GAAP)	$9,745,594	$9,796,298	$5,211,372
Exclude goodwill and other intangible assets, net	280,409	285,210	27,258
Total tangible assets (non-GAAP)	$9,465,185	$9,511,088	$5,184,114
Tangible common shareholders’ equity to tangible assets (non-GAAP)	10.98%	10.67%	12.04%

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2015.  For additional information concerning critical accounting policies, see the Notes to the Condensed Consolidated Financial Statements and the following:

Interest Income:   (Notes 4 and 5)  Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the amounts owed, principal or interest, may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Provision and Allowance for Loan Losses:  (Note 5)  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income.

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

Fair Value Accounting and Measurement: (Note 9)  We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.  For more information regarding fair value accounting, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements.

Business Combinations: (Note 3) Business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed, both tangible and intangible, and consideration exchanged are recorded at acquisition date fair values. The excess purchase consideration over fair value of net assets acquired is recorded as goodwill. In the event that the fair value of net assets acquired exceeds the purchase price, including fair value of liabilities assumed, a bargain purchase gain is recorded on that acquisition. Expenses incurred in connection with a business combination are expensed as incurred. Changes in deferred tax asset valuation allowances related to acquired tax uncertainties are recognized in net income after the measurement period.

Acquired Loans: (Notes 3 and 5) Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired (PCI) loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses and valuation allowance.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. Any subsequent deterioration in credit quality is recognized by recording a provision for loan losses.

Goodwill: (Notes 3 and 7) Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is a two-step process. The first step compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the carrying amount exceeds its fair value, then goodwill impairment may be indicated. The second step allocates the reporting units fair value to its assets and liabilities. If the unallocated fair value does not exceed the carrying amount of goodwill then an impairment loss would be recognized as a charge to earnings.

Other Intangible Assets:  (Notes 3 and 7)  Other intangible assets consists primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Mortgage Servicing Rights: (Note 7) Mortgage servicing rights (MSRs) are recognized as separate assets when rights are acquired through purchase or through sale of loans.  Generally, purchased MSRs are capitalized at the cost to acquire the rights.  For sales of mortgage loans, the value of the MSR is estimated and capitalized.  Fair value is based on market prices for comparable mortgage servicing contracts.  Capitalized MSRs are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Real Estate Owned Held for Sale:  (Note 6)  Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the carrying value of the defaulted loan.  Development and improvement costs relating to the property may be capitalized, while other holding costs are expensed.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

Income Taxes and Deferred Taxes:  (Note 10)  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon, California, Idaho and Utah.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

General:  Total assets decreased $50.7 million, or 1%, to $9.75 billion at March 31, 2016, from $9.80 billion at December 31, 2015. The decrease was largely the result of a decrease in net loans, primarily as the result of the sale of multifamily, accelerated prepayments of one-to-four family mortgage loans and seasonal reductions in agricultural business loans.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. We had $128.7 million of net loan decline in the three months ended March 31, 2016, reflecting the sale of $139.1 million of multifamily portfolio loans acquired in the AmericanWest acquisition. At March 31, 2016, our net loan portfolio totaled $7.11 billion compared to $7.24 billion at December 31, 2015 and $4.03 billion at March 31, 2015.

Our commercial real estate loans for both owner-occupied and investment properties, including construction and development loans for these types of properties, totaled $3.25 billion, or approximately 45% of our loan portfolio at March 31, 2016. In addition, multifamily residential real estate loans, including construction and development loans for these types of properties, totaled $386.8 million and comprise approximately 5% of our loan portfolio. While our level of activity and investment in commercial loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods resulting in growth in these loan balances. Commercial real estate loans increased by $47.0 million during the first three months of 2016, while multifamily loans decreased by $150.1 million, primarily reflecting the sale of multifamily loans acquired in the AmericanWest acquisition.

We also originate residential construction, land and land development loans. Our residential construction loan originations have increased for the past three years as builders have expanded production and experienced strong sales in many markets where we operate. We have also experienced a meaningful increase in originations of construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family loans upon completion of the homes. Outstanding residential construction, land and land development balances increased $34.9 million, or 9%, to $440.2 million at March 31, 2016 compared to $405.2 million at December 31, 2015 and increased $113.0 million, or 35%, compared to $327.2 million at March 31, 2015. Residential construction, land and land development loans represented approximately 6% of our total loan portfolio at March 31, 2016.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $166.2 million at March 31, 2016. Reflecting expected seasonal patterns, commercial and agricultural business loans decreased $19.2 million, or 1%, to $1.57 billion at March 31, 2016, compared to $1.58 billion at December 31, 2015, and have increased $580.1 million, or 59%, compared to $985.2 million at March 31, 2015. Commercial and agricultural business loans represented approximately 22% of our portfolio at March 31, 2016.

Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. However, most of the one- to four-family residential mortgage loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At March 31, 2016, our outstanding balances of residential mortgages decreased $41.9 million, or 4%, to $910.7 million, compared to $952.6 million at December 31, 2015, but increased $367.7 million, or 68%, compared to $543.0 million at March 31, 2015. One- to four-family residential real estate loans represented 13% of our loan portfolio at March 31, 2016.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. Demand for consumer loans has continued to be modest in recent years, as we believe many consumers have been focused on reducing their personal debt. At March 31, 2016, consumer loans, including consumer loans secured by one- to four-family residences, increased $699,000 to $637.6 million, compared to $636.9 million at December 31, 2015, and increased $264.3 million compared to $373.3 million at March 31, 2015, with most of the increase arising from the acquisition of AmericanWest.

The following table presents loans by geographic concentration at March 31, 2016, December 31, 2015 and March 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015		March 31, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$3,333,912	46.4%	$3,343,112	45.7%	$2,398,848	58.5%
Oregon	1,420,749	19.8%	1,446,531	19.8%	1,088,596	26.5%
California	1,173,203	16.3%	1,234,016	16.9%	119,805	2.9%
Idaho	493,905	6.9%	496,870	6.8%	309,948	7.5%
Utah	289,082	4.0%	325,011	4.4%	4,490	0.1%
Other	475,148	6.6%	468,964	6.4%	183,712	4.5%
Total loans	$7,185,999	100.0%	$7,314,504	100.0%	$4,105,399	100.0%

Investment Securities: Our total investment in securities increased $86.2 million from December 31, 2015 to $1.48 billion at March 31, 2016. Security purchases during the three month period exceeded sales, paydowns and maturities. Purchases were primarily mortgage-backed securities and tax-exempt municipal securities. The average effective duration of Banner's securities portfolio was approximately 2.9 years at March 31, 2016. Net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were an increase of $49,000 in the three months ended March 31, 2016. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $13.5 million for the three months ended March 31, 2016, which was included net of the associated tax expense of $4.9 million as a component of other comprehensive income and largely occurred as a result of modestly decreased market interest rates. (See Note 9 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

REO: REO decreased $4.4 million, to $7.2 million at March 31, 2016, compared to $11.6 million at December 31, 2015, primarily as a result of disposing of $4.7 million of REO properties. We recognized $49,000 in net gains related to those sales. (See Note 6 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q and the “Asset Quality” discussion below).

Goodwill and other intangibles: Goodwill decreased $2.9 million, to $244.8 million at March 31, 2016, compared to $247.7 million at December 31, 2015. The decrease during the first quarter of 2016 represents post closing fair value adjustments to the acquisition accounting for AmericanWest. Other intangibles decreased $1.9 million, to $35.6 million at March 31, 2016, compared to $37.5 million at December 31, 2015, due to scheduled amortization on CDI and LHI.

Deposits: Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Increasing core deposits (transaction and savings accounts) is a fundamental element of our business strategy. Much of the focus of our branch expansion over many years, including the AmericanWest and Siuslaw Bank acquisitions, and our current marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly directed towards remixing our deposits away from higher cost certificates of deposit and emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts. The long-term success of our deposit gathering activities is reflected not only in the growth of core deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to prior periods.

Total deposits were $8.03 billion at March 31, 2016, compared to $8.06 billion at December 31, 2015 and $4.32 billion a year ago. The increase in total deposits from a year ago largely reflects the acquisition of AmericanWest. However, the increase in total deposits compared to March 31, 2015 also reflects meaningful organic growth in the total balances and number of client relationships. In connection with certain product changes during the first quarter, Banner converted approximately $421.8 million of former AmericanWest interest-bearing deposits to non-interest-bearing deposits. As a result of the product change, non-interest-bearing account balances increased 16% to $3.04 billion at March 31, 2016, compared to $2.62 billion at December 31, 2015, and reflecting the AmericanWest acquisition and organic account growth increased 102% compared to $1.50 billion a year ago. Also as a result of the product change, interest-bearing transaction and savings accounts decreased 9% to $3.71 billion at March 31, 2016, compared to $4.08 billion at December 31, 2015 and increased 82% compared to $2.04 billion a year ago. Certificates of deposit decreased 5% to $1.29 billion at March 31, 2016, compared to $1.35 billion at December 31, 2015 and increased 66% compared to $778.0 million a year earlier. Core deposits represented 84% of total deposits at March 31, 2016, compared to 82% of total deposits a year earlier.

The following table presents deposits by geographic concentration at March 31, 2016, December 31, 2015 and March 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015		March 31, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$4,209,332	52.4%	$4,219,304	52.4%	$2,865,536	66.4%
Oregon	1,668,421	20.8%	1,648,421	20.4%	1,206,944	27.9%
California	1,565,326	19.5%	1,592,365	19.8%	—	—%
Idaho	428,681	5.3%	435,099	5.4%	246,937	5.7%
Utah	158,101	2.0%	159,879	2.0%	—	—%
Total deposits	$8,029,861	100.0%	$8,055,068	100.0%	$4,319,417	100.0%

Borrowings: FHLB advances decreased to $75.4 million at March 31, 2016 from $133.4 million at December 31, 2015, as we used our excess liquidity to repay maturing FHLB advances. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $7.8 million, or 8%, to $106.1 million at March 31, 2016, compared to $98.3 million at December 31, 2015. No additional junior subordinated debentures were issued or matured during the three months ended March 31, 2016; however, the estimated fair value of these instruments increased by $399,000. Junior subordinated debentures totaled $92.9 million at March 31, 2016 compared to $92.5 million at December 31, 2015.

Shareholders Equity: Total shareholders' equity increased $20.1 million, or 2%, to $1.32 billion at March 31, 2016 compared to $1.30 billion at December 31, 2015. The increase in equity primarily reflects the year-to-date net income, reduced by payment of dividends to common shareholders. In addition, there was an improvement of $8.6 million in accumulated other comprehensive income representing an unrealized gain, net of tax, on securities available-for-sale. Tangible common shareholders' equity, which excludes intangible assets, increased $24.9 million to $1.04 billion, or 10.98% of tangible assets at March 31, 2016, compared to $1.01 billion, or 10.67% of tangible assets at December 31, 2015. In the three months ended March 31, 2016, we did not have any repurchases of our common stock as part of our publicly announced repurchase plan, but 15,788 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

For the quarter ended March 31, 2016, net income was $17.8 million, or $0.52 per diluted share. This compares to net income of $12.1 million, or $0.61 per diluted share, for the quarter ended March 31, 2015. Our net income for the quarter ended March 31, 2016 was impacted by $6.8 million of acquisition-related expenses, which net of related tax benefits reduced earnings per diluted share by $0.13.

Substantial growth in average earning assets, due to both the acquisitions of AmericanWest and Siuslaw Bank, as well as organic growth, coupled with a strong net interest margin, which produced significantly increased net interest income, combined with meaningfully increased non-interest income, resulted in substantially increased revenues from core operations in the first quarter of 2016 compared to the same quarter a year earlier. While credit costs remained low in both periods, the increased scale of our operations as a result of the acquisitions also resulted in substantially increased non-interest expense compared to the same quarter a year ago, including increased acquisition-related expenses and costs associated with operating overlapping data processing and communication capabilities prior to the systems conversion and branch consolidations which occurred in mid-February 2016. Nonetheless, net income for the current quarter was solid, representing further progress on our strategic priorities and initiatives, and produced an annualized return on average assets of 0.73% for the current quarter.

Our earnings from core operations, which excludes net gains or losses on sales of securities, changes in the valuation of financial instruments carried at fair value, acquisition-related costs, and related tax benefits, were $22.1 million, or $0.65 per diluted share, for the quarter ended March 31, 2016, compared to $13.1 million, or $0.66 per diluted share, for the quarter ended March 31, 2015.

Net Interest Income. Net interest income before provision for loan losses increased by $44.5 million, or 96%, to $91.0 million for the quarter ended March 31, 2016, compared to $46.5 million for the same quarter one year earlier, as a significant increase of $4.26 billion in the average balance of interest-earning assets combined with an increase in the net interest margin produced strong growth for this key source of revenue. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans received in the acquisitions, which is accreted into loan interest income, as well as by net premiums on non-market-rate certificate of deposit liabilities assumed, which are amortized as a reduction to deposit interest expense. The net interest margin of 4.13% for the quarter ended March 31, 2016 included eight basis points as a result of accretion from acquisition accounting loan discounts from both the AmericanWest Bank and Siuslaw acquisitions, two basis points from the amortization of deposit premiums and two basis points as a result of the impact of the net loan acquisition discounts on average earning assets. This compares to net interest margin of 4.09% for the quarter ended March 31, 2015, which included two basis points from acquisition accounting adjustments.

Interest Income. Interest income for the quarter ended March 31, 2016 was $95.3 million, compared to $49.1 million for the same quarter in the prior year, an increase of $46.2 million, or 94%.  The increase in interest income occurred primarily as a result of an increase in the average balances of interest-earning assets, reflecting the acquisitions of AmericanWest and Siuslaw Bank and continued client acquisition. The average balance of interest-earning assets was $8.87 billion for the quarter ended March 31, 2016, an increase of $4.26 billion, or 92%, compared to $4.61 billion one year earlier. The yield on average interest-earning assets increased to 4.32% for the quarter ended March 31, 2016, compared to 4.31% for the same quarter one year earlier. The increase in the yield on earning assets reflects a 59 basis point increase in the average yield on investment securities which more than offset a two basis point reduction in the average yield on loans. Average loans receivable for the quarter ended March 31, 2016 increased $3.40 billion, or 87%, to $7.32 billion, compared to $3.92 billion for the same quarter in the prior year. Interest income on loans increased by $40.6 million, or 88%, to $87.0 million for the current quarter from $46.4 million for the quarter ended March 31, 2015, reflecting the impact of the increase in average loan balances partially offset by the negative two basis point change in the average yield on loans.  The average yield on loans was 4.78% for the quarter ended March 31, 2016, compared to 4.80% for the same quarter one year earlier, reflecting the continuing erosion of yields as loans mature or prepay and are replaced by lower yielding assets in the current low interest rate environment, partially offset by the positive impact of the acquisition accounting loan discount accretion. The acquisition accounting loan discount accretion and the related balance sheet impact added 12 basis points to the current quarter loan yield, compared to only two basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $1.55 billion for the quarter ended March 31, 2016 (excluding the effect of fair value adjustments), compared to $692.0 million for the quarter ended March 31, 2015; and the interest and dividend income from those investments increased by $5.6 million compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 2.17% for the quarter ended March 31, 2016, from 1.58% for the same quarter one year earlier, largely as a result of higher yields on the securities acquired in the AmericanWest merger and on recent purchases of securities, but also reflecting maturities on certain lower yielding securities and higher yields on interest-bearing deposits as a result of increased short-term interest rates.

Interest Expense. Interest expense for the quarter ended March 31, 2016 was $4.3 million, compared to $2.5 million for the same quarter in the prior year, an increase of $1.7 million, or 68%. The increase in interest expense occurred as a result of a $4.16 billion increase in average funding liabilities, partially offset by a four basis point decrease in the average cost of all funding liabilities to 0.20% for the quarter ended March 31, 2016, from 0.24% for the same quarter one year earlier. The increase in average funding liabilities reflects a significant increase in core deposits, including non-interest-bearing accounts, as well as increased certificates of deposit and FHLB advances. A substantial portion of the increase in core deposits was a result of the AmericanWest and Siuslaw Bank merger, although compared to a year earlier the increase also reflects meaningful client acquisition and organic account growth.

Deposit interest expense increased $1.2 million, or 70%, to $2.9 million for the quarter ended March 31, 2016, compared to $1.7 million for the same quarter in the prior year, as a result of an increase in average deposit balances. Average deposit balances increased to $7.98 billion for the quarter ended March 31, 2016, from $4.00 billion for the quarter ended March 31, 2015, while the average rate paid on deposit balances decreased to 0.15% in the first quarter of 2016 from 0.18% for the quarter ended March 31, 2015. The cost of interest-bearing deposits decreased by three basis points to 0.23% for the quarter ended March 31, 2016 compared to 0.26% in the same quarter a year earlier. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates and were not meaningfully impacted by the increase in short-term rates following the change in the Fed Funds target rate in December 2015. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, through both acquisitions and organic growth meaningfully contributed to the decrease in our deposit costs.

Average FHLB advances (excluding the effect of fair value adjustments) were $169.2 million for the quarter ended March 31, 2016, compared to $17.7 million for the same quarter one year earlier, while the average rate paid on FHLB advances for the quarter ended March 31, 2016 increased to 0.66% from 0.39% for the same quarter one year earlier. The increase in the average balance reflects advances assumed in the AmericanWest acquisition as well as normal cash management activities. The increases in average balances and the average rate paid on FHLB advances were responsible for interest expense on FHLB advances increasing to $279,000 for the quarter ended March 31, 2016 from $17,000 for the quarter ended March 31, 2015.

Other borrowings consist primarily of retail repurchase agreements with deposits customers secured by certain investment securities. The average balance for other borrowings increased $14.6 million to $102.9 million during the current quarter from $88.3 million during the same quarter a year earlier, while the rate on other borrowings increased to 0.29% from 0.20% a year earlier. As a result, interest expense for other borrowings increased to $75,000 for the quarter ended March 31, 2016, compared to $43,000 for the quarter ended March 31, 2015.

Junior subordinated debentures which were issued in connection with the issuance of trust preferred securities had an average balance of $140.2 million (excluding the effect of fair value adjustments) and an average cost of 2.75% for the quarter ended March 31, 2016, compared to an average balance of $126.1 million and an average cost of 2.38% for the quarter ended March 31, 2015. Both the average balance and average cost of these borrowings increased slightly compared to the same period a year earlier as a result of junior subordinated debentures acquired in the Siuslaw and AmericanWest acquisitions, as well as recent increases in short-term interest rates. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$5,707,882	$68,743	4.84%	$2,913,207	$35,561	4.95%
Commercial/agricultural loans	1,471,638	16,025	4.38	885,940	8,967	4.10
Consumer and other loans	141,361	2,190	6.23	121,108	1,837	6.15
Total loans (1)	7,320,881	86,958	4.78	3,920,255	46,365	4.80
Mortgage-backed securities	1,004,836	5,390	2.16	308,068	1,027	1.35
Other securities	421,241	2,772	2.65	265,796	1,617	2.47
Interest-bearing deposits with banks	103,775	101	0.39	91,202	53	0.24
FHLB stock	17,531	80	1.84	26,942	7	0.11
Total investment securities	1,547,383	8,343	2.17	692,008	2,704	1.58
Total interest-earning assets	8,868,264	95,301	4.32	4,612,263	49,069	4.31
Non-interest-earning assets	900,296			230,634
Total assets	$9,768,560			$4,842,897
Deposits:
Interest-bearing checking accounts	$934,072	196	0.08	$445,614	90	0.08
Savings accounts	1,307,369	423	0.13	929,852	344	0.15
Money market accounts	1,620,524	862	0.21	521,839	203	0.16
Certificates of deposit	1,328,741	1,465	0.44	769,378	1,096	0.58
Total interest-bearing deposits	5,190,706	2,946	0.23	2,666,683	1,733	0.26
Non-interest-bearing deposits	2,788,372	—	—	1,331,080	—	—
Total deposits	7,979,078	2,946	0.15	3,997,763	1,733	0.18
Other interest-bearing liabilities:
FHLB advances	169,204	279	0.66	17,744	17	0.39
Other borrowings	102,865	75	0.29	88,304	43	0.20
Junior subordinated debentures	140,212	958	2.75	126,099	740	2.38
Total borrowings	412,281	1,312	1.28	232,147	800	1.40
Total funding liabilities	8,391,359	4,258	0.20	4,229,910	2,533	0.24
Other non-interest-bearing liabilities (2)	63,014			4,569
Total liabilities	8,454,373			4,234,479
Shareholders’ equity	1,314,187			608,418
Total liabilities and shareholders’ equity	$9,768,560			$4,842,897
Net interest income/rate spread		$91,043	4.12%		$46,536	4.07%
Net interest margin			4.13%			4.09%
Additional Key Financial Ratios:
Return on average assets			0.73%			1.02%
Return on average equity			5.44			8.09
Average equity / average assets			13.45			12.56
Average interest-earning assets / average interest-bearing liabilities			158.28			159.11
Average interest-earning assets / average funding liabilities			105.68			109.04
Non-interest income / average assets			0.82			1.15
Non-interest expense / average assets			3.46			3.51
Efficiency ratio (4)			75.70			69.59

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

Provision and Allowance for Loan Losses.

The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. Our credit quality indicators remained solid and we recorded net recoveries, eliminating the need for a provision for loan losses for the first three months of 2016. Nonetheless, we continue to maintain an appropriate allowance for loan losses at March 31, 2016, reflecting growth in the portfolio and lingering uncertainty in the economy.

In accordance with acquisition accounting, loans acquired from AmericanWest and Siuslaw Bank were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisitions of AmericanWest and Siuslaw Bank. The discount on acquired loans was $42.3 million at March 31, 2016 compared to $43.7 million at December 31, 2015 and $5.0 million at March 31, 2015.

Net recoveries were $189,000 for the quarter ended March 31, 2016 compared to net charge offs of $542,000 for the same quarter in the prior year. The allowance for loan losses was $78.2 million at March 31, 2016 compared to $78.0 million at December 31, 2015 and $75.4 million at March 31, 2015. Included in our allowance at March 31, 2016 was an unallocated portion of $1.2 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for loan losses) increased to 1.09% at March 31, 2016, from 1.07% at December 31, 2015, and decreased from 1.83% at March 31, 2015.  If the allowance for loan losses and loans were grossed up for the remaining acquisition accounting loan discount, the adjusted allowance for loans to adjusted loans would have been 1.67% at March 31, 2016 compared to 1.65% at December 31, 2015 and 1.96% at March 31, 2015.

We believe that the allowance for loan losses as of March 31, 2016 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. We believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, although there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-interest Income. The following table presents the key components of non-interest income for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015	Change Amount	Change Percent
Deposit fees and other service charges	$11,818	$8,126	$3,692	45.4%
Mortgage banking operations	5,643	4,109	$1,534	37.3%
Bank owned life insurance	1,185	438	$747	170.5%
Miscellaneous	1,263	483	$780	161.5%
Net gain (loss) on sale of securities	21	(510)	$531	(104.1)%
Net change in valuation of financial instruments carried at fair value	29	1,050	$(1,021)	(97.2)%
Total non-interest income	$19,959	$13,696	$6,263	45.7%

Non-interest income, which includes changes in the valuation of financial instruments carried at fair value, net gain or loss on sale of securities, and non-interest revenues from core operations, was $20.0 million for the quarter ended March 31, 2016, compared to $13.7 million for the same quarter in the prior year. Our non-interest income for the quarter ended March 31, 2016 included a $29,000 net gain for fair value adjustments. By contrast, during the quarter ended March 31, 2015, fair value adjustments resulted in a net gain of $1.1 million which was partially offset by a $510,000 net loss on the sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Excluding the fair value adjustments and net gain or loss on sale of securities, non-interest income from core operations increased by $6.8 million, or 51%, to $19.9 million for the quarter ended March 31, 2016, compared to $13.2 million for the quarter ended March 31, 2015, largely as a result of increased revenues from deposit fees and other service charges and increased mortgage banking income. Deposit fees and other service charges increased by $3.7 million, or 45%, compared to the first quarter a year ago reflecting growth in the number of deposit accounts both due to the acquisitions of AmericanWest and Siuslaw Bank, as well as organic growth resulting in increased transaction activity. Mortgage banking revenues increased by $1.5 million reflecting increased mortgage refinancing activity, as well as a strong home purchase market and our increased market presence as a result of additions to our production staff. In addition, for the current quarter mortgage banking revenues included $725,000 of gain on the sale of multifamily loans which were originated by our multifamily origination unit that was acquired in the AmericanWest acquisition.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three months ended March 31, 2016 and 2015 (dollars in thousands).

	For the Three Months Ended March 31,
	2016	2015	Change Amount	Change Percent
Salaries and employee benefits	$46,564	$24,287	$22,277	91.7%
Less capitalized loan origination costs	(4,250)	(2,838)	(1,412)	49.8%
Occupancy and equipment	10,388	6,006	4,382	73.0%
Information/computer data services	4,920	2,253	2,667	118.4%
Payment and card processing expenses	4,785	3,016	1,769	58.7%
Professional services	2,614	814	1,800	221.1%
Advertising and marketing	1,734	1,610	124	7.7%
Deposit insurance	1,338	567	771	136.0%
State/Municipal business and use taxes	838	453	385	85.0%
REO operations	397	24	373	1,554.2%
Amortization of core deposit intangibles	1,808	616	1,192	193.5%
Acquisition related costs	6,813	1,648	5,165	313.4%
Miscellaneous	6,085	3,458	2,627	76.0%
Total non-interest expense	$84,034	$41,914	$42,120	100.5%

Non-interest expenses increased by $42.1 million, to $84.0 million for the quarter ended March 31, 2016, compared to $41.9 million for the quarter ended March 31, 2015, largely as a result of acquisition-related expenses and the costs associated with operating the branches acquired from AmericanWest and Siuslaw Bank, as well as generally increased salary and employee benefit costs, payment and card processing expenses, and occupancy and equipment expenses, which were partially offset by an increase in the credit for capitalized loan origination costs. Acquisition-related costs for the quarter ended March 31, 2016 were $6.8 million, compared to $1.6 million in the same quarter one year ago.

Salary and employee benefits expense increased $22.3 million, or 92%, to $46.6 million for the quarter ended March 31, 2016, compared to $24.3 million for the quarter ended March 31, 2015, primarily reflecting the incremental staffing associated with the AmericanWest and Siuslaw acquisitions. The increased expense also was the result of general salary and wage adjustments and increased incentive compensation accruals, health insurance and other benefit costs and mortgage banking commissions related to the ongoing operations of the rest of the Company.

Partially offsetting the increase in compensation, the credit for capitalized loan origination costs increased by $1.4 million compared to the same quarter a year earlier reflecting increased loan production. Payment and card processing expenses increased $1.8 million, or 59%, compared to the same period one year earlier, reflecting increased transaction volume as a result of the significant growth in core deposit accounts and account activity. Occupancy expense increased $4.4 million, or 73%, to $10.4 million for the quarter ended March 31, 2016, compared to $6.0 million for the quarter ended March 31, 2015, in large part reflecting the additional branch locations from the AmericanWest and Siuslaw Bank acquisitions. Information and computer data services increased $2.7 million, or 118%, reflecting additional costs required for expanding systems and operations associated with the acquisitions and the additional expense of operating two core systems prior to the AmericanWest system conversion. Professional services expense, excluding those that were acquisition-related, was $1.8 million, or 221% higher than in the prior year reflecting increased audit costs, consulting services and legal expenses largely driven by the increased size of the Company. Amortization of CDI was $1.2 million, or 194% higher than in the prior year due to both the Siuslaw and AmericanWest acquisitions.

Income Taxes. In the quarter ended March 31, 2016, we recognized $9.2 million in income tax expense for an effective tax rate of 34.1%, which reflects our normal statutory tax rate increased by the effect of certain non-deductible merger expenses and reduced by the effect of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 37.2%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the state income tax rates. For the quarter ended March 31, 2015, we recognized $6.2 million in income tax expense for an effective tax rate of 33.8%. For more discussion on our income taxes, please refer to Note 10 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Achieving and maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. Our reserve levels are adequate and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates. While our non-performing assets and credit costs have been materially reduced compared to past periods, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $23.0 million, or 0.24% of total assets, at March 31, 2016, from $27.1 million, or 0.28% of total assets, at December 31, 2015, and $29.7 million, or 0.57% of total assets, at March 31, 2015. Our allowance for loan losses was $78.2 million, or 501% of non-performing loans at March 31, 2016, compared to $78.0 million, or 512% of non-performing loans at December 31, 2015 and $75.4 million, or 305% of non-performing loans at March 31, 2015.  We believe our level of non-performing loans and assets is manageable and continue to believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion. The primary components of the $23.0 million in non-performing assets were $14.3 million in nonaccrual loans, $1.3 million in loans more than 90 days delinquent and still accruing interest, and $7.4 million in REO and other repossessed assets.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At March 31, 2016, we had $19.5 million of restructured loans currently performing under their restructured terms.

Loans acquired in the merger transactions with deteriorated credit quality are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $53.3 million at March 31, 2016, compared to $58.6 million at December 31, 2015 and $5.7 million at March 31, 2015.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	March 31, 2016	December 31, 2015	March 31, 2015
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$4,145	$3,751	$4,141
Multifamily	—	—	578
Construction and land	2,250	2,260	7,522
One- to four-family	4,803	4,700	7,111
Commercial business	1,558	2,159	418
Agricultural business, including secured by farmland	663	697	1,566
Consumer	906	703	1,843
	14,325	14,270	23,179
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	1,039	899	1,548
Commercial business	—	8	—
Consumer	251	45	7
	1,290	952	1,555
Total non-performing loans	15,615	15,222	24,734
REO, net (2)	7,207	11,627	4,922
Other repossessed assets held for sale	202	268	62
Total non-performing assets	$23,024	$27,117	$29,718

Total non-performing loans to loans before allowance for loan losses	0.22%	0.21%	0.60%
Total non-performing loans to total assets	0.16%	0.16%	0.47%
Total non-performing assets to total assets	0.24%	0.28%	0.57%

Restructured loans (3)	$19,450	$21,777	$27,558

Loans 30-89 days past due and on accrual (4)	$28,264	$18,834	$8,157

(1)
Includes $2.2 million of nonaccrual restructured loans at March 31, 2016. For the quarter ended March 31, 2016, $45,000 in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)
Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the estimated fair value of the property, less expected selling costs, or the carrying value of the defaulted loan. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs.

(3)	These loans are performing under their restructured terms.
(4) Includes purchased credit-impaired loans.

In addition to the non-performing loans and purchased credit-impaired loans as of March 31, 2016, we had other classified loans with an aggregate outstanding balance of $46.5 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the quarter ended March 31, 2016, we had $205,000 of impairment charges, compared to the quarter ended March 31, 2015 in which we recognized no impairment charges related to these types of assets.

During the quarter ended March 31, 2016, we received $4.7 million of net proceeds as a result of sales of properties, including $49,000 of net gains on the sale of REO.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the three months ended March 31, 2016 and 2015, our loan originations exceeded our loan repayments by $144.9 million and $139.1 million, respectively. During those periods we purchased loans of $70.6 million and $41.7 million, respectively. This activity was funded primarily by increased deposits and sales of loans. During the three months ended March 31, 2016 and 2015, we received proceeds of $349.5 million and $148.3 million, respectively, from the sale of loans. Securities purchased during the three months ended March 31, 2016 and 2015 totaled $151.9 million and $30.3 million, respectively, and securities repayments, maturities and sales in those periods were $44.2 million and $34.9 million, respectively.

Our primary financing activity is gathering deposits. Deposits decreased by $25.2 million during the first three months of 2016. Certificates of deposits are generally more vulnerable to competition and price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2016, certificates of deposit amounted to $1.29 billion, or 16% of our total deposits, including $955.9 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) decreased $58.0 million from December 31, 2015 to $75.4 million at March 31, 2016, and increased $75.2 million from March 31, 2015. Other borrowings increased $7.8 million from December 31, 2015 to $106.1 million at March 31, 2016 and increased $9.1 million from one year ago.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the three months ended March 31, 2016 and 2015, we used our sources of funds primarily to fund loan commitments, purchase securities, and pay maturing savings certificates and deposit withdrawals. At March 31, 2016, we had outstanding loan commitments totaling $2.32 billion, including undisbursed loans in process and unused credit lines totaling $2.21 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at March 31, 2016 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $2.02 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $28.5 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $75.2 million at March 31, 2016. In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $951.5 million as of March 31, 2016, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at March 31, 2016 or December 31, 2015.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At March 31, 2016, the Company on an unconsolidated basis had liquid assets of $66.1 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the three months ended March 31, 2016, total shareholders' equity increased $20.1 million, or 2%, to $1.32 billion.  Total equity at March 31, 2016 is entirely attributable to voting and non voting common stock and retained earnings.  At March 31, 2016, tangible common shareholders’ equity, which excludes other goodwill and other intangible assets, was $1.04 billion, or 10.98% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, the Banks will have to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019. At March 31, 2016, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of March 31, 2016, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,146,218	13.61%	$673,828	8.00%	$842,284	10.00%
Tier 1 capital to risk-weighted assets	1,064,372	12.64	505,371	6.00	505,371	6.00
Tier 1 leverage capital to average assets	1,064,372	11.28	377,320	4.00	n/a	n/a
Common equity tier 1 capital	1,006,886	11.95	379,028	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,034,320	12.57	658,152	8.00	822,690	10.00
Tier 1 capital to risk-weighted assets	954,697	11.60	493,614	6.00	658,152	8.00
Tier 1 leverage capital to average assets	954,697	10.42	366,529	4.00	458,161	5.00
Common equity tier 1 capital	954,697	11.60	370,211	4.50	534,749	6.50
Islanders Bank
Total capital to risk-weighted assets	38,876	20.23	15,371	8.00	19,214	10.00
Tier 1 capital to risk-weighted assets	36,653	19.08	11,528	6.00	15,371	8.00
Tier 1 leverage capital to average assets	36,653	13.71	10,695	4.00	13,369	5.00
Common equity tier 1 capital	36,653	19.08	8,646	4.50	12,489	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of March 31, 2016, our loans with interest rate floors totaled approximately $2.32 billion and had a weighted average floor rate of 4.64%. An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits. By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid. As a result, a prolonged period of very low interest rates will likely result in further compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a further prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth, as of March 31, 2016, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$(4,684)	(1.3)%	$14,683	2.10%	$(24,191)	(1.9)%
+300	(3,403)	(1.0)	11,898	1.70	5,205	0.4
+200	(2,285)	(0.7)	8,646	1.20	23,332	1.8
+100	(997)	(0.3)	5,343	0.80	30,755	2.4
0	—	—	—	—	—	—
-25	(881)	(0.3)	(4,440)	(0.60)	(43,178)	(3.3)
-50	(5,075)	(1.5)	(16,247)	(2.30)	(133,045)	(10.3)

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2016 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2016, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $851 million, representing a one-year cumulative gap to total assets ratio of 8.74%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2016 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$326,342	$21,776	$51,513	$6,861	$981	$233	$407,706
Fixed-rate mortgage loans	236,005	146,965	449,898	263,983	366,195	164,584	1,627,630
Adjustable-rate mortgage loans	966,354	355,128	1,120,681	583,479	180,499	5,127	3,211,268
Fixed-rate mortgage-backed securities	121,115	100,056	297,335	167,334	191,755	94,513	972,108
Adjustable-rate mortgage-backed securities	—	—	—	—	—	—	—
Fixed-rate commercial/agricultural loans	93,965	73,922	164,132	76,455	21,029	4,364	433,867
Adjustable-rate commercial/agricultural loans	859,836	22,966	121,989	40,026	3,144	—	1,047,961
Consumer and other loans	422,887	20,051	70,673	21,552	14,824	1,464	551,451
Investment securities and interest-earning deposits	194,435	19,664	59,436	121,168	124,485	36,981	556,169
Total rate sensitive assets	3,220,939	760,528	2,335,657	1,280,858	902,912	307,266	8,808,160
Interest-bearing liabilities: (2)
Regular savings	199,134	199,134	464,645	464,645	—	—	1,327,558
Interest checking accounts	121,749	113,949	265,881	265,881	—	—	767,460
Money market deposit accounts	805,320	483,192	322,128	—	—	—	1,610,640
Certificates of deposit	580,634	330,698	275,637	96,295	3,244	45	1,286,553
FHLB advances	50,000	—	25,000	—	—	185	75,185
Other borrowings	5,000	—	—	—	—	—	5,000
Junior subordinated debentures	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	101,132	—	—	—	—	—	101,132
Total rate sensitive liabilities	2,003,181	1,126,973	1,353,291	826,821	3,244	230	5,313,740
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$1,217,758	$(366,445)	$982,366	$454,037	$899,668	$307,036	$3,494,420
Cumulative excess (deficiency) of interest-sensitive assets	$1,217,758	$851,313	$1,833,679	$2,287,716	$3,187,384	$3,494,420	$3,494,420
Cumulative ratio of interest-earning assets to interest-bearing liabilities	160.79%	127.20%	140.90%	143.08%	159.99%	165.76%	165.76%
Interest sensitivity gap to total assets	12.50%	(3.76)%	10.08%	4.66%	9.23%	3.15%	35.86%
Ratio of cumulative gap to total assets	12.50%	8.74%	18.82%	23.47%	32.71%	35.86%	35.86%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(932) million, or (9.56)% of total assets at March 31, 2016.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 0-26584).

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2016:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
January 1, 2016 - January 31, 2016	—	$—	n/a	1,044,922
February 1, 2016 - February 29, 2016	1,229	38.27	n/a	1,044,922
March 1, 2016 - March 31, 2016	14,559	41.31	n/a	1,044,922
Total for quarter	15,788	41.07	n/a	1,044,922

The 15,788 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

On April 4, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 1,711,540 shares of the Company's common stock, or 5% of the Company's outstanding shares. Under the plan, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

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

10{d}
Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker, Cynthia D. Purcell and Richard B. Barton [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 and the exhibits filed with the Form 8-K on May 6, 2008 (File No. 000-26584)].

10{e}	2001 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 8, 2001 (File No. 333-67168)].

10{f}
Form of Employment Contract entered into with Lloyd W. Baker, Cynthia D. Purcell, Richard B. Barton and Douglas M. Bennett [incorporated by reference to exhibits filed with the Form 8-K on June 25, 2014 (File No. 000-26584)].

10{g}
2004 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-26584)].

10{h}
2004 Executive Officer and Director Investment Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-26584)].

10{i}	Long-Term Incentive Plan and Form of Repricing Agreement [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008 (File No. 000-26584)].

10{j}
2005 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-26584)].

10{k}	Entry into an Indemnification Agreement with each of the Registrant's Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010 (File No. 000-26584)].

10{l}	2012 Restricted Stock and Incentive Bonus Plan [incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 19, 2013 (File No. 000-26584)].

10{m}
Form of Performance-Based Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant's Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

10{n}	Form of Time-Based Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant's Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

10{o}
2014 Omnibus Incentive Plan [incorporated by reference as Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 000-26584)] and amendments [incorporated by reference to the Form 8-K filed on March 25, 2015 (File No. 000-26584)].

10{p}
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

10{q}	Employment agreement entered into with Johan Mehlum [incorporated by reference to Exhibit 10.1 included in the Registration Statement on Form S-4 dated October 8, 2014 (File No. 333-199211)].

10{r}	Employment agreement entered into with Lonnie Iholts [incorporated by reference to Exhibit 10.2 included in the Registration Statement on Form S-4 dated October 8, 2014 (File No. 333-199211)].

10{s}
Investor Letter Agreement dated as of November 5, 2014 by and between Banner Corporation, and Oaktree Principal Fund V (Delaware), L.P. and certain of its affiliates (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2014 (File No. 000-26584)].

10{t}
Investor Letter Agreement dated as of November 5, 2014 by and between Banner Corporation, and Friedman Fleischer and Lowe Capital Partners III, L.P. and certain of its affiliates (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2014 (File No. 000-26584)].

10{u}
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

10{v}
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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 6, 2016	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 6, 2016	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)