Form 10-Q
period 2016-06-30
BANNER CORP
filed 2016-08-05
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________

 Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of July 31, 2016
Common Stock, $.01 par value per share			33,759,857 shares
Nonvoting Common Stock, $.01 par value per share			591,094 shares

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2016 and December 31, 2015

ASSETS	June 30 2016	December 31 2015
Cash and due from banks	$158,446	$117,657
Interest bearing deposits	76,210	144,260
Total cash and cash equivalents	234,656	261,917
Securities—trading, amortized cost $38,887 and $39,344, respectively	33,753	34,134
Securities—available-for-sale, amortized cost $1,159,863 and $1,139,740, respectively	1,177,757	1,138,573
Securities—held-to-maturity, fair value $267,501 and $226,627, respectively	254,666	220,666
Federal Home Loan Bank (FHLB) stock	23,347	16,057
Loans held for sale	113,230	44,712
Loans receivable	7,325,925	7,314,504
Allowance for loan losses	(81,318)	(78,008)
Net loans	7,244,607	7,236,496
Accrued interest receivable	30,052	29,627
Real estate owned (REO), held for sale, net	6,147	11,627
Property and equipment, net	167,597	167,604
Goodwill	244,583	247,738
Other intangibles, net	33,724	37,472
Bank-owned life insurance (BOLI)	158,001	156,865
Deferred tax assets, net	123,818	134,970
Other assets	70,267	57,840
Total assets	$9,916,205	$9,796,298
LIABILITIES
Deposits:
Non-interest-bearing	$3,023,986	$2,619,618
Interest-bearing transaction and savings accounts	3,687,118	4,081,580
Interest-bearing certificates	1,208,671	1,353,870
Total deposits	7,919,775	8,055,068
Advances from FHLB at fair value	325,383	133,381
Other borrowings	112,308	98,325
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	93,298	92,480
Accrued expenses and other liabilities	87,441	76,511
Deferred compensation	39,483	40,474
Total liabilities	8,577,688	8,496,239
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 33,454,666 shares issued and outstanding at June 30, 2016; 32,817,789 shares issued and outstanding at December 31, 2015	1,223,470	1,195,755
Common stock (non-voting) and paid in capital- $0.01 par value per share, 5,000,000 shares authorized; 895,894 shares issued and outstanding at June 30, 2016; 1,424,466 shares issued and outstanding at December 31, 2015	39,615	65,419
Retained earnings	63,967	39,615
Carrying value of shares held in trust for stock related compensation plans	(7,286)	(6,928)
Liability for common stock issued to deferred, stock related, compensation plans	7,286	6,928
Accumulated other comprehensive income (loss)	11,465	(730)
Total shareholders' equity	1,338,517	1,300,059
Total liabilities & shareholders' equity	$9,916,205	$9,796,298
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME:
Loans receivable	$88,935	$51,078	$175,893	$97,443
Mortgage-backed securities	5,274	1,275	10,664	2,302
Securities and cash equivalents	3,112	1,723	6,065	3,400
Total interest income	97,321	54,076	192,622	103,145
INTEREST EXPENSE:
Deposits	2,771	1,768	5,717	3,501
FHLB advances	339	3	618	20
Other borrowings	78	48	153	91
Junior subordinated debentures	985	800	1,944	1,541
Total interest expense	4,173	2,619	8,432	5,153
Net interest income before provision for loan losses	93,148	51,457	184,190	97,992
PROVISION FOR LOAN LOSSES	2,000	—	2,000	—
Net interest income	91,148	51,457	182,190	97,992
NON-INTEREST INCOME:
Deposit fees and other service charges	12,213	9,563	24,031	17,689
Mortgage banking operations	6,625	4,703	12,268	8,812
Bank-owned life insurance (BOLI)	1,128	453	2,313	891
Miscellaneous	1,328	653	2,592	1,136
	21,294	15,372	41,204	28,528
Loss on sale of securities	(380)	(28)	(359)	(537)
Net change in valuation of financial instruments carried at fair value	(377)	797	(348)	1,847
Total non-interest income	20,537	16,141	40,497	29,838
NON-INTEREST EXPENSE:
Salary and employee benefits	45,175	26,744	91,738	51,031
Less capitalized loan origination costs	(4,907)	(3,787)	(9,157)	(6,625)
Occupancy and equipment	11,052	6,357	21,440	12,363
Information/computer data services	4,852	2,273	9,772	4,526
Payment and card processing expenses	5,501	3,742	10,286	6,758
Professional services	865	721	3,479	1,536
Advertising and marketing	2,474	2,198	4,207	3,808
Deposit insurance	1,311	625	2,649	1,192
State/municipal business and use taxes	770	455	1,608	908
REO operations	137	167	534	191
Amortization of core deposit intangibles	1,808	367	3,615	983
Miscellaneous	8,437	3,987	14,526	7,445
	77,475	43,849	154,697	84,116
Acquisition-related costs	2,412	3,885	9,224	5,533
Total non-interest expense	79,887	47,734	163,921	89,649
Income before provision for income taxes	31,798	19,864	58,766	38,181
PROVISION FOR INCOME TAXES	10,841	6,615	20,035	12,798
NET INCOME	$20,957	$13,249	$38,731	$25,383
Earnings per common share:
Basic	$0.62	$0.64	$1.14	$1.25
Diluted	$0.61	$0.64	$1.14	$1.25
Cumulative dividends declared per common share	$0.21	$0.18	$0.42	$0.36
Weighted average number of common shares outstanding:
Basic	34,069,234	20,725,833	34,053,105	20,245,905
Diluted	34,116,498	20,789,533	34,090,647	20,301,448
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME	$20,957	$13,249	$38,731	$25,383
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	5,230	(1,400)	18,702	883
Income tax benefit (expense) related to available-for-sale securities unrealized holding gain or loss	(1,883)	504	(6,737)	(318)
Reclassification for net losses (gains) on available-for-sale securities realized in earnings	380	(21)	359	(125)
Income tax benefit (expense) related to available-for-sale securities realized gains or losses	(137)	8	(129)	45
Other comprehensive income (loss)	3,590	(909)	12,195	485
COMPREHENSIVE INCOME	$24,547	$12,340	$50,926	$25,868

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Six Months Ended June 30, 2016 and the Year Ended December 31, 2015

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2015	19,571,548	$568,882	$14,264	$(258)	$582,888
Net income			45,222		45,222
Other comprehensive income, net of income tax				(472)	(472)
Accrual of dividends on common stock ($0.72/share cumulative)			(19,871)		(19,871)
Proceeds from issuance of common stock for shareholder reinvestment program	810	34			34
Issuance of restricted stock (net) and recognition of share-based compensation	120,043	3,088			3,088
Issuance of shares for acquisitions	14,549,854	688,773			688,773
Excess tax benefit on stock-based compensation		397			397
Balance, December 31, 2015	34,242,255	$1,261,174	$39,615	$(730)	$1,300,059

Balance, January 1, 2016	34,242,255	$1,261,174	$39,615	$(730)	$1,300,059
Net income			38,731		38,731
Other comprehensive income, net of income tax				12,195	12,195
Accrual of dividends on common stock ($0.42/share cumulative)			(14,379)		(14,379)
Issuance of restricted stock (net) and recognition of share-based compensation	108,305	1,911			1,911
Balance, June 30, 2016	34,350,560	$1,263,085	$63,967	$11,465	$1,338,517

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$38,731	$25,383
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	6,049	4,098
Deferred income and expense, net of amortization	415	1,307
Amortization of core deposit intangibles	3,615	983
Loss on sale of securities	359	537
Net change in valuation of financial instruments carried at fair value	348	(1,847)
Purchases of securities—trading	(1,725)	—
Proceeds from sales of securities—trading	—	2,485
Principal repayments and maturities of securities—trading	2,252	7,263
Increase (decrease) in deferred taxes	11,759	(46)
Increase (decrease) in current taxes payable	3,755	(982)
Equity-based compensation	1,910	1,313
Increase in cash surrender value of BOLI	(2,296)	(880)
Gain on sale of loans, net of capitalized servicing rights	(8,501)	(5,548)
Gain on disposal of real estate held for sale and property and equipment	(440)	(225)
Provision for losses on real estate held for sale	636	182
Origination of loans held for sale	(464,777)	(289,311)
Proceeds from sales of loans held for sale	406,251	296,490
Net change in:
Other assets	(20,367)	(3,024)
Other liabilities	7,362	(1,394)
Net cash (used by) provided from operating activities	(14,664)	36,784
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(215,497)	(51,600)
Principal repayments and maturities of securities—available-for-sale	90,177	45,548
Proceeds from sales of securities—available-for-sale	96,785	40,293
Purchases of securities—held-to-maturity	(38,580)	(10,765)
Principal repayments and maturities of securities—held-to-maturity	3,551	9,188
Loan originations, net of principal repayments	(14,219)	(64,249)
Purchases of loans and participating interest in loans	(149,214)	(120,563)
Proceeds from sales of other loans	162,405	17,212
Net cash received from acquisitions	—	78,599
Purchases of property and equipment	(6,096)	(5,927)
Proceeds from sale of real estate held for sale, net	6,322	2,249
Proceeds from FHLB stock repurchase program	37,396	21,453
Purchase of FHLB stock	(44,685)	—
Other	1,319	(206)
Net cash used by investing activities	(70,336)	(38,768)
FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	(135,293)	81,790
Proceeds from FHLB advances	1,164,000	222,500
Repayment of FHLB advances	(971,604)	(254,504)
Increase in other borrowings, net	13,983	17,338
Cash dividends paid	(13,347)	(7,272)
Cash proceeds from issuance of common stock for shareholder reinvestment plan	—	34
Net cash provided from financing activities	57,739	59,886
NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,261)	57,902
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	261,917	126,072
CASH AND CASH EQUIVALENTS, END OF PERIOD	$234,656	$183,974

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$8,569	$5,192
Taxes paid, net of refunds received in cash	11,025	13,610
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	592	2,166
ACQUISITIONS (Note 3):
Assets acquired	—	370,306
Liabilities assumed	—	327,548

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

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2016 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2015 Consolidated Financial Statements and/or schedules to conform to the 2016 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.  There have been no significant changes in our application of accounting policies during the first six months of 2016.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC (2015 Form 10-K).  Interim results are not necessarily indicative of results for a full year or any other interim period.

Note 2:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which creates Accounting Standard Codification (ASC) Topic 606 and supersedes ASC Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of ASU 2015-14 the standard is effective for interim and annual periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the standard will have on the Company’s Consolidated Financial Statements.

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

In May 2016, FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, amending ASC Topic 606 (Revenue from Contracts with Customers). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU affect only several narrow aspects of Topic 606. The amendments in this ASU affect the guidance in ASU 2014-09, discussed above, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606 (Revenues from Contracts with Customers). The Company is evaluating the provisions of this ASU in conjunction with ASU No. 2014-09 to determine the potential impact Topic 606 and its amendments will have on the Company’s Consolidated Financial Statements.

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

Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. The amendments in this ASU were effective for fiscal years beginning after December 15, 2015 and were adopted by the Company, as of January 1, 2016. As a result of this ASU, the adjustments recorded during the three and six months ended June 30, 2016 to the provisional amounts recorded as of December 31, 2015 related to the acquisition of Starbuck Bancshares, Inc. (Starbuck) were recorded in the current period.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. This ASU simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU No. 2016-01 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

Derivatives and Hedging (Topic 815)

In March 2016, FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 (Derivatives and Hedging) does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. At June 30, 2016, Banner had four swap relationships using hedge accounting with a total market value of approximately $1.0 million. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Compensation—Stock Compensation (Topic 718)

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. FASB issued this ASU as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments in this ASU relate to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments in this ASU require recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments in this ASU related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Financial Instruments—Credit Losses (Topic 326)

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements.

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

The application of the acquisition method of accounting resulted in recognition of a CDI asset of $33.5 million and goodwill of $222.9 million. The acquired CDI has been determined to have a useful life of approximately ten years and will be amortized on an accelerated basis. Goodwill is not amortized but will be evaluated for impairment on an annual basis or more often if circumstances dictate to determine if the carrying value remains appropriate. Goodwill will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

The following table presents a summary of the consideration paid and the estimated fair values as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

	Starbuck
	October 1, 2015
Consideration to Starbuck equityholders:
Cash paid		$130,000
Fair value of common shares issued		630,674
Total consideration		760,674
Fair value of assets acquired:
Cash and cash equivalents	$95,821
Securities	1,037,238
Loans receivable (contractual amount of $3.04 billion)	2,999,130
REO, held for sale	6,105
Property and equipment	66,728
CDI	33,500
Deferred tax asset	108,454
Other assets	113,009
Total assets acquired	4,459,985
Fair value of liabilities assumed:
Deposits	3,638,596
FHLB advances	221,442
Junior subordinated debentures	5,806
Other liabilities	56,359
Total liabilities assumed	3,922,203
Net assets acquired		537,782
Goodwill		$222,892
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

Amounts recorded are preliminary estimates of fair value. Additional adjustments to the acquisition accounting may be required and would most likely involve the deferred tax asset. As of October 1, 2015, the unpaid principal balance on purchased non-credit-impaired loans was $2.95 billion. The fair value of the purchased non-credit-impaired loans was $2.94 billion, resulting in a discount of $17.7 million recorded on these loans. The principal cash flows not expected to be collected on these loans was estimated to be $44.1 million. This discount is being accreted into income over the life of the loans on an effective yield basis.

The following table presents the acquired purchased credit-impaired (PCI) loans as of the acquisition date (in thousands):

Starbuck
October 1, 2015
Acquired PCI loans:
Contractually required principal and interest payments	$98,746
Nonaccretable difference	(26,162)
Cash flows expected to be collected	72,584
Accretable yield	(11,071)
Fair value of PCI loans	$61,513

The following table presents certain unaudited pro forma information for illustrative purposes only, for the three and six months ended June 30, 2015 as if Starbuck had been acquired on January 1, 2014. This unaudited estimated pro forma financial information combines the historical results of Starbuck with the Company’s consolidated historical results. Pro forma adjustments include accretion of loan discount, accretion of investment premiums, amortization of deposit premium, amortization of CDI, reversal of acquisition expense, and reversal of historical recorded amounts for similar items, with all adjustments tax effected. The pro forma information is not indicative of what would have occurred had the acquisition actually occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2014. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Banner expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands except per share amounts):

	Pro Forma
	Three months ended June 30	Six months ended June 30
	2015	2015
Total revenues (net interest income plus non-interest income)	$118,905	$228,313
Net income	$24,014	$43,937
Earnings per share - basic	$0.74	$1.31
Earnings per share - diluted	$0.74	$1.31
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

The following table presents certain unaudited pro forma information for illustrative purposes only, for the three and six months ended June 30, 2015 as if Siuslaw had been acquired on January 1, 2014. This unaudited estimated pro forma financial information combines the historical results of Siuslaw with the Company’s consolidated historical results. Pro forma adjustments include accretion of loan discount, accretion of investment premiums, amortization of deposit premium, amortization of CDI, reversal of acquisition expense, and reversal of historical recorded amounts for similar items, with all adjustments tax effected. The pro forma information is not indicative of what would have occurred had the acquisition actually occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2014. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Banner expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands except per share amounts):

	Pro Forma
	Three Months Ended June 30	Six Months Ended June 30,
	2015	2015
Total revenues (net interest income plus non-interest income)	$67,598	$130,762
Net income	$13,249	$25,767
Earnings per share - basic	$0.64	$1.24
Earnings per share - diluted	$0.64	$1.24

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

Acquisition-Related Costs

The following tables present the key components of acquisition-related costs in connection with the acquisition of Siuslaw and the acquisition of Starbuck, including AmericanWest, for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Acquisition-related costs recognized in non-interest expenses:
Personnel severance/retention fees	$(24)	$216	$1,288	$216
Branch consolidation and other occupancy expenses	924	26	2,422	50
Client communications	126	4	377	70
Information/computer data services	532	466	1,949	506
Payment and processing expenses	6	—	316	—
Professional services	599	2,946	1,451	4,226
Miscellaneous	249	227	1,421	465
	$2,412	$3,885	$9,224	$5,533

Siuslaw	$94	$857	94	1,526
Starbuck	2,318	3,028	9,130	4,007
	$2,412	$3,885	$9,224	$5,533

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,380
Municipal bonds	332			338
Corporate bonds	26,871			20,645
Mortgage-backed or related securities	10,440			11,316
Equity securities	14			74
	$38,887			$33,753
Available-for-Sale:
U.S. Government and agency obligations	$52,182	$276	$(14)	$52,444
Municipal bonds	150,406	4,367	(11)	154,762
Corporate bonds	10,515	51	(55)	10,511
Mortgage-backed or related securities	916,028	14,098	(457)	929,669
Asset-backed securities	30,644	40	(411)	30,273
Equity securities	88	10	—	98
	$1,159,863	$18,842	$(948)	$1,177,757
Held-to-Maturity:
U.S. Government and agency obligations	$1,086	$8	$—	$1,094
Municipal bonds:	181,369	10,190	(6)	191,553
Corporate bonds	4,199	—	—	4,199
Mortgage-backed or related securities	68,012	2,643	—	70,655
	$254,666	$12,841	$(6)	$267,501

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,368
Municipal bonds	332			341
Corporate bonds	25,063			18,699
Mortgage-backed or related securities	12,705			13,663
Equity securities	14			63
	$39,344			$34,134
Available-for-Sale:
U.S. Government and agency obligations	$30,211	$213	$(193)	$30,231
Municipal bonds	142,898	853	(432)	143,319
Corporate bonds	15,937	56	(12)	15,981
Mortgage-backed or related securities	919,318	4,056	(5,115)	918,259
Asset-backed securities	31,288	—	(603)	30,685
Equity securities	88	10	—	98
	$1,139,740	$5,188	$(6,355)	$1,138,573
Held-to-Maturity:
U.S. Government and agency obligations	$1,106	$5	$—	$1,111
Municipal bonds:	162,778	6,219	(191)	168,806
Corporate bonds	4,273	—	—	4,273
Mortgage-backed or related securities	52,509	253	(325)	52,437
	$220,666	$6,477	$(516)	$226,627

At June 30, 2016 and December 31, 2015, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows (in thousands):

	June 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$776	$(6)	$352	$(8)	$1,128	$(14)
Municipal bonds	4,114	(10)	907	(1)	5,021	(11)
Corporate bonds	5,460	(55)	—	—	5,460	(55)
Mortgage-backed or related securities	87,760	(305)	34,822	(152)	122,582	(457)
Asset-backed securities	20,198	(411)	—	—	20,198	(411)
	$118,308	$(787)	$36,081	$(161)	$154,389	$(948)
Held-to-Maturity
Municipal bonds	$738	$(6)	$—	$—	$738	$(6)
	$738	$(6)	$—	$—	$738	$(6)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$8,707	$(97)	$10,489	$(96)	$19,196	$(193)
Municipal bonds	69,848	(426)	905	(6)	70,753	(432)
Corporate bonds	5,153	(12)	—	—	5,153	(12)
Mortgage-backed or related securities	533,143	(4,380)	68,562	(735)	601,705	(5,115)
Asset-backed securities	20,893	(355)	9,792	(248)	30,685	(603)
	$637,744	$(5,270)	$89,748	$(1,085)	$727,492	$(6,355)
Held-to-Maturity
Municipal bonds	$28,545	$(188)	$254	$(3)	$28,799	$(191)
Mortgage-backed or related securities	34,493	(323)	255	(2)	34,748	(325)
	$63,038	$(511)	$509	$(5)	$63,547	$(516)

At June 30, 2016, there were 51 securities—available-for-sale with unrealized losses, compared to 242 at December 31, 2015.  At June 30, 2016, there were two securities—held-to-maturity with unrealized losses, compared to 32 at December 31, 2015.  Management does not believe that any individual unrealized loss as of June 30, 2016, or December 31, 2015 represented other-than-temporary impairment (OTTI).  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading for the six months ended June 30, 2016 compared to $2.5 million with a resulting net loss of $690,000 for the six months ended June 30, 2015. The Company did not recognize any OTTI charges or recoveries on securities—trading during the six months ended June 30, 2016, or the six months ended June 30, 2015. There were no securities—trading in a nonaccrual status at June 30, 2016, or December 31, 2015.  Net unrealized holding gains of $76,000 were recognized during the six months ended June 30, 2016.

Sales of securities—available-for-sale totaled $96.8 million with a resulting net loss of $359,000 for the six months ended June 30, 2016.  Sales of securities—available-for-sale totaled $40.3 million with a resulting net gain of $126,000 for the six months ended June 30, 2015. There were no securities—available-for-sale in a nonaccrual status at June 30, 2016 or December 31, 2015.

There were no sales of securities—held-to-maturity during the six months ended June 30, 2016, or June 30, 2015. There were no securities—held-to-maturity in a nonaccrual status at June 30, 2016 or December 31, 2015.

The amortized cost and estimated fair value of securities at June 30, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2016
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$10,903	$10,908	$4,062	$4,071
Maturing after one year through five years	6,827	7,267	216,245	218,468	15,694	16,048
Maturing after five years through ten years	3,326	3,718	249,693	252,728	106,878	111,965
Maturing after ten years through twenty years	1,848	2,050	298,811	304,851	99,151	106,159
Maturing after twenty years	26,872	20,644	384,123	390,704	28,881	29,258
	38,873	33,679	1,159,775	1,177,659	254,666	267,501
Equity securities	14	74	88	98	—	—
	$38,887	$33,753	$1,159,863	$1,177,757	$254,666	$267,501

The following table presents, as of June 30, 2016, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	June 30, 2016
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$203,421	$202,139	$213,458
Interest rate swap counterparties	24,914	24,792	25,753
Repurchase agreements	131,857	130,367	132,874
Other	1,742	1,650	1,742
Total pledged securities	$361,934	$358,948	$373,827

Note 5: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at June 30, 2016 and December 31, 2015 are summarized as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,351,015	18.5%	$1,327,807	18.2%
Investment properties	1,849,123	25.2	1,765,353	24.1
Multifamily real estate	287,783	3.9	472,976	6.5
Commercial construction	105,594	1.4	72,103	1.0
Multifamily construction	97,697	1.3	63,846	0.9
One- to four-family construction	330,474	4.5	278,469	3.8
Land and land development:
Residential	156,964	2.2	126,773	1.7
Commercial	22,578	0.3	33,179	0.5
Commercial business	1,231,182	16.8	1,207,944	16.5
Agricultural business, including secured by farmland	370,515	5.1	376,531	5.1
One- to four-family residential	878,986	12.0	952,633	13.0
Consumer:
Consumer secured by one- to four-family	485,545	6.6	478,420	6.5
Consumer—other	158,469	2.2	158,470	2.2
Total loans	7,325,925	100.0%	7,314,504	100.0%
Less allowance for loan losses	(81,318)		(78,008)
Net loans	$7,244,607		$7,236,496

Loan amounts are net of unearned loan fees in excess of unamortized costs of $5.2 million as of June 30, 2016 and $5.5 million as of December 31, 2015. Net loans include net discounts on acquired loans of $38.8 million and $43.7 million as of June 30, 2016 and December 31, 2015, respectively.

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of purchased credit-impaired loans, excluding acquisition accounting adjustments, was $66.7 million at June 30, 2016 and $83.4 million at December 31, 2015. The carrying balance of purchased credit-impaired loans was $45.4 million at June 30, 2016 and $58.6 million at December 31, 2015.
The following table presents the changes in the accretable yield for purchased credit-impaired loans for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$10,717	$2,204	$10,375	$—
Additions	—	—	—	2,239
Accretion to interest income	(2,607)	(55)	(4,538)	(90)
Disposals	(101)	—	(119)	—
Reclassifications from non-accretable difference	3,026	—	5,317	—
Balance, end of period	$11,035	$2,149	$11,035	$2,149

As of June 30, 2016 and December 31, 2015, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $22.1 million and $29.5 million, respectively.

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

The following tables provide information on impaired loans, excluding purchased credit-impaired loans, with and without allowance reserves at June 30, 2016 and December 31, 2015. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	June 30, 2016
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$1,989	$—	$1,740	$131
Investment properties	17,110	6,847	9,101	614
Multifamily real estate	384	—	384	70
Commercial construction	—	—	—	—
One- to four-family construction	1,501	—	1,501	177
Land and land development:
Residential	3,636	750	1,207	246
Commercial	2,458	995	—	—
Commercial business	2,596	923	960	137
Agricultural business/farmland	5,072	4,300	698	15
One- to four-family residential	13,382	—	12,922	594
Consumer:
Consumer secured by one- to four-family	1,595	—	1,326	10
Consumer—other	788	—	497	7
	$50,511	$13,815	$30,336	$2,001

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$1,465	$—	$1,416	$70
Investment properties	8,740	2,503	5,846	602
Multifamily real estate	359	—	357	71
Commercial construction	1,141	1,069	—	—
One- to four-family construction	1,741	—	1,741	161
Land and land development:
Residential	3,540	750	1,634	444
Commercial	1,628	1,027	—	—
Commercial business	2,266	538	1,184	150
Agricultural business/farmland	1,309	544	697	43
One- to four-family residential	17,897	2,206	14,418	736
Consumer:
Consumer secured by one- to four-family	776	—	716	23
Consumer—other	433	—	351	7
	$41,295	$8,637	$28,360	$2,307

(1)	Loans without an allowance reserve have been individually evaluated for impairment and that evaluation concluded that no reserve was needed.

(2)
Includes general reserves for loans evaluated in pools of homogeneous loans and loans with a specific allowance reserve. Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$1,764	$2	$1,288	$2
Investment properties	16,000	75	5,947	75
Multifamily real estate	386	5	777	—
One- to four-family construction	1,621	25	2,385	27
Land and land development:
Residential	1,961	22	2,502	15
Commercial	994	—	1,899	—
Commercial business	1,910	6	888	10
Agricultural business/farmland	5,038	8	2,250	4
One- to four-family residential	12,990	113	22,029	176
Consumer:
Consumer secured by one- to four-family	1,333	3	971	4
Consumer—other	523	3	346	5
	$44,520	$262	$41,282	$318

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$1,719	$6	$1,342	$5
Investment properties	16,001	150	5,970	152
Multifamily real estate	388	9	780	11
One- to four-family construction	1,616	53	2,313	58
Land and land development:
Residential	1,966	43	2,524	31
Commercial	1,010	—	1,899	—
Commercial business	1,980	12	913	19
Agricultural business/farmland	4,428	13	2,370	9
One- to four-family residential	12,986	227	22,253	380
Consumer:
Consumer secured by one- to four-family	1,255	8	988	7
Consumer—other	547	7	359	9
	$43,896	$528	$41,711	$681

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

The following tables present TDRs at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$181	$101	$282
Investment properties	5,755	—	5,755
Multifamily real estate	353	—	353
One- to four-family construction	1,501	—	1,501
Land and land development:
Residential	1,214	—	1,214
Commercial business	457	—	457
Agricultural business, including secured by farmland	540	87	627
One- to four-family residential	8,514	984	9,498
Consumer:
Consumer secured by one- to four-family	145	10	155
Consumer—other	175	—	175
	$18,835	$1,182	$20,017

	December 31, 2015
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$181	$104	$285
Investment properties	5,834	13	5,847
Multifamily real estate	357	—	357
One- to four-family construction	1,741	—	1,741
Land and land development:
Residential	1,151	483	1,634
Commercial business	624	—	624
Agricultural business, including secured by farmland	545	277	822
One- to four-family residential	11,025	1,428	12,453
Consumer:
Consumer secured by one- to four-family	147	14	161
Consumer—other	172	—	172
	$21,777	$2,319	$24,096

As of June 30, 2016 and December 31, 2015, the Company had commitments to advance funds related to TDRs up to additional amounts of $233,000 and $237,000, respectively.

No new TDRs occurred during the six months ended June 30, 2016. The following table presents new TDRs that occurred during the three and six month periods ended June 30, 2015 (dollars in thousands):

	Three Months Ended June 30, 2015			Six months ended June 30, 2015
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Land and land development—residential	2	$504	$504	2	$504	$504
One- to four-family residential	—	—	—	2	592	592
Agricultural business/farmland	1	416	416	3	694	694
	3	$920	$920	7	$1,790	$1,790

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

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and six-month periods ended June 30, 2016 and 2015. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the six months ended June 30, 2016.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$3,131,031	$285,762	$699,662	$1,181,844	$359,353	$872,506	$640,526	$7,170,684
Special mention	29,367	592	3,183	21,615	2,535	880	191	58,363
Substandard	39,740	1,429	10,462	27,723	8,627	5,600	3,289	96,870
Doubtful	—	—	—	—	—	—	8	8
Loss	—	—	—	—	—	—	—	—
Total loans	$3,200,138	$287,783	$713,307	$1,231,182	$370,515	$878,986	$644,014	$7,325,925

Performing loans	$3,155,053	$287,438	$707,766	$1,223,824	$364,924	$874,314	$641,913	$7,255,232
Purchased credit-impaired loans	33,332	314	3,803	5,932	1,132	264	599	45,376
Non-performing loans (2)	11,753	31	1,738	1,426	4,459	4,408	1,502	25,317
Total loans	$3,200,138	$287,783	$713,307	$1,231,182	$370,515	$878,986	$644,014	$7,325,925

	December 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$3,022,281	$468,467	$558,425	$1,167,933	$354,760	$943,098	$633,734	$7,148,698
Special mention	30,928	138	2,386	25,286	17,526	1,346	22	77,632
Substandard	39,951	4,371	13,559	14,725	4,245	8,189	3,124	88,164
Doubtful	—	—	—	—	—	—	10	10
Loss	—	—	—	—	—	—	—	—
Total loans	$3,093,160	$472,976	$574,370	$1,207,944	$376,531	$952,633	$636,890	$7,314,504

Performing loans	$3,048,424	$470,982	$566,460	$1,198,475	$374,305	$945,968	$636,068	$7,240,682
Purchased credit-impaired loans	40,985	1,994	5,650	7,302	1,529	1,066	74	58,600
Non-performing loans (2)	3,751	—	2,260	2,167	697	5,599	748	15,222
Total loans	$3,093,160	$472,976	$574,370	$1,207,944	$376,531	$952,633	$636,890	$7,314,504

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of June 30, 2016 and December 31, 2015, in the commercial business category, $182.1 million and $150.0 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$2,168	$145	$807	$3,120	$16,547	$1,331,348	$1,351,015	$—	$1,558
Investment properties	1,759	—	9,673	11,432	16,785	1,820,906	1,849,123	—	10,195
Multifamily real estate	147	—	—	147	314	287,322	287,783	—	31
Commercial construction	—	—	—	—	—	105,594	105,594	—	—
Multifamily construction	—	—	—	—	—	97,697	97,697	—	—
One-to-four-family construction	—	—	—	—	895	329,579	330,474	—	—
Land and land development:
Residential	—	119	750	869	78	156,017	156,964	—	743
Commercial	—	—	—	—	2,830	19,748	22,578	—	995
Commercial business	1,938	2,416	1,280	5,634	5,932	1,219,616	1,231,182	—	1,426
Agricultural business, including secured by farmland	843	1,177	2,813	4,833	1,132	364,550	370,515	—	4,459
One- to four-family residential	758	1,518	2,851	5,127	264	873,595	878,986	896	3,512
Consumer:
Consumer secured by one- to four-family	613	340	576	1,529	211	483,805	485,545	274	907
Consumer—other	577	77	245	899	388	157,182	158,469	63	258
Total	$8,803	$5,792	$18,995	$33,590	$45,376	$7,246,959	$7,325,925	$1,233	$24,084

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$3,981	$139	$885	$5,005	$24,261	$1,298,541	$1,327,807	$—	$1,235
Investment properties	1,763	132	2,503	4,398	16,724	1,744,231	1,765,353	—	2,516
Multifamily real estate	4	—	—	4	1,994	470,978	472,976	—	—
Commercial construction	—	—	—	—	—	72,103	72,103	—	—
Multifamily construction	771	13	—	784	—	63,062	63,846	—	—
One-to-four-family construction	2,466	220	—	2,686	905	274,878	278,469	—	1,233
Land and land development:
Residential	—	—	747	747	77	125,949	126,773	—	1,027
Commercial	—	96	—	96	4,668	28,415	33,179	—	—
Commercial business	1,844	174	1,024	3,042	7,302	1,197,600	1,207,944	8	2,159
Agricultural business, including secured by farmland	323	729	278	1,330	1,529	373,672	376,531	—	697
One-to four-family residential	620	873	3,811	5,304	1,066	946,263	952,633	899	4,700
Consumer:
Consumer secured by one- to four-family	465	60	38	563	40	477,817	478,420	4	565
Consumer—other	488	155	131	774	34	157,662	158,470	41	138
Total	$12,725	$2,591	$9,417	$24,733	$58,600	$7,231,171	$7,314,504	$952	$14,270

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$19,732	$2,853	$29,318	$15,118	$4,282	$2,170	$3,541	$1,183	$78,197
Provision for loan losses	391	(1,338)	2,419	2,189	(1,551)	(490)	366	14	2,000
Recoveries	26	—	124	622	160	558	249	—	1,739
Charge-offs	—	—	—	(171)	—	(34)	(413)	—	(618)
Ending balance	$20,149	$1,515	$31,861	$17,758	$2,891	$2,204	$3,743	$1,197	$81,318

	For the Six Months Ended June 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008
Provision for loan losses	(451)	(2,680)	4,135	2,870	(364)	(3,064)	3,188	(1,634)	2,000
Recoveries	64	—	595	1,342	177	570	456	—	3,204
Charge-offs	(180)	—	—	(310)	(567)	(34)	(803)	—	(1,894)
Ending balance	$20,149	$1,515	$31,861	$17,758	$2,891	$2,204	$3,743	$1,197	$81,318

	June 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$556	$66	$423	$60	$—	$582	$6	$—	$1,693
Collectively evaluated for impairment	19,593	1,449	31,405	17,698	2,891	1,622	3,737	1,197	79,592
Purchased credit-impaired loans	—	—	33	—	—	—	—	—	33
Total allowance for loan losses	$20,149	$1,515	$31,861	$17,758	$2,891	$2,204	$3,743	$1,197	$81,318

Loan balances:
Individually evaluated for impairment	$15,603	$353	$4,470	$1,385	$3,653	$8,514	$320	$—	$34,298
Collectively evaluated for impairment	3,151,203	287,116	705,034	1,223,865	365,730	870,208	643,095	—	7,246,251
Purchased credit-impaired loans	33,332	314	3,803	5,932	1,132	264	599	—	45,376
Total loans	$3,200,138	$287,783	$713,307	$1,231,182	$370,515	$878,986	$644,014	$—	$7,325,925

	For the Three Months Ended June 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$19,103	$4,401	$24,398	$12,892	$3,732	$8,141	$585	$2,113	$75,365
Provision for loan losses	(288)	(241)	176	120	(2,032)	348	522	1,395	—
Recoveries	197	113	843	499	1,225	93	236	—	3,206
Charge-offs	(64)	—	(2)	(327)	(246)	(40)	(563)	—	(1,242)
Ending balance	$18,948	$4,273	$25,415	$13,184	$2,679	$8,542	$780	$3,508	$77,329

	For the Six Months Ended June 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,784	$4,562	$23,545	$12,043	$2,821	$8,447	$483	$5,222	$75,907
Provision for loan losses	17	(402)	921	898	(598)	111	767	(1,714)	—
Recoveries	211	113	951	677	1,520	99	282	—	3,853
Charge-offs	(64)	—	(2)	(434)	(1,064)	(115)	(752)	—	(2,431)
Ending balance	$18,948	$4,273	$25,415	$13,184	$2,679	$8,542	$780	$3,508	$77,329

	June 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$630	$82	$519	$75	$16	$1,011	$62	$—	$2,395
Collectively evaluated for impairment	18,318	4,191	24,896	13,109	2,663	7,531	718	3,508	74,934
Purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$18,948	$4,273	$25,415	$13,184	$2,679	$8,542	$780	$3,508	$77,329

Loan balances:
Individually evaluated for impairment	$6,224	$776	$6,815	$687	$1,246	$15,511	$523	$—	$31,782
Collectively evaluated for impairment	1,602,294	204,500	450,516	810,936	229,718	526,548	384,754	—	4,209,266
Purchased credit impaired loans	4,520	—	—	—	—	902	6	—	5,428
Total loans	$1,613,038	$205,276	$457,331	$811,623	$230,964	$542,961	$385,283	$—	$4,246,476

Note 6:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of the period	$7,207	$4,922	$11,627	$3,352
Additions from loan foreclosures	376	1,473	378	2,141
Additions from acquisitions	—	—	400	2,525
Additions from capitalized costs	—	298	—	298
Proceeds from dispositions of REO	(1,656)	(511)	(6,322)	(2,249)
Gain on sale of REO	651	105	700	220
Valuation adjustments in the period	(431)	(182)	(636)	(182)
Balance, end of the period	$6,147	$6,105	$6,147	$6,105

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. At June 30, 2016, the Company had $1.8 million of foreclosed one- to four-family residential real estate properties held as REO. The recorded investment in one- to four-family residential loans in the process of foreclosure was $878,000 at June 30, 2016.

Note 7:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At June 30, 2016, intangible assets are comprised of goodwill, CDI, and favorable leasehold intangibles (LHI) acquired in business combinations. Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed annually for impairment. At December 31, 2015, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value. The adjustments to goodwill in 2016 relate to changes in the preliminary goodwill recorded for the AmericanWest acquisition including adjustments to loan discount, deferred taxes and REO valuations. Additions to goodwill during 2015 relate to the AmericanWest and Siuslaw acquisitions. See Note 3, Business Combinations, for additional information on the acquisition and purchase price allocation.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the six months ended June 30, 2016 and the year ended December 31, 2015 (in thousands):

	Goodwill	CDI	Favorable LHI	Total
Balance, December 31, 2014	$—	$2,831	$—	$2,831
Additions through acquisitions	247,738	37,395	776	285,909
Amortization	—	(3,164)	(66)	(3,230)
Other changes (1)	—	(300)	—	(300)
Balance, December 31, 2015	247,738	36,762	710	285,210
Amortization	—	(3,615)	(133)	(3,748)
Adjustments to goodwill	(3,155)	—	—	(3,155)
Balance, June 30, 2016	$244,583	$33,147	$577	$278,307

(1)	Acquired CDI from AmericanWest was adjusted for a branch that was subsequently sold.

The following table presents the estimated amortization expense with respect to CDI for the periods indicated (in thousands):

Remainder of 2016	$3,446
2017	6,332
2018	5,610
2019	4,889
2020	4,169
Thereafter	8,701
$33,147

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and six months ended June 30, 2016 and 2015, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $1.96 billion and $1.86 billion at June 30, 2016 and December 31, 2015, respectively.  Custodial accounts maintained in connection with this servicing totaled $12.7 million and $8.7 million at June 30, 2016 and December 31, 2015, respectively.

An analysis of our mortgage servicing rights, net of valuation allowances, for the three and six months ended June 30, 2016 and 2015 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of the period	$13,733	$11,709	$13,354	$9,030
Additions—amounts capitalized	1,515	1,476	2,719	2,692
Additions—acquired through business combinations	—	—	—	2,172
Amortization (1)	(972)	(856)	(1,797)	(1,565)
Balance, end of the period (2)	$14,276	$12,329	$14,276	$12,329

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	There was no valuation allowance as of June 30, 2016 and 2015.

Note 8:  DEPOSITS

Deposits consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Non-interest-bearing accounts	$3,023,986	$2,619,618
Interest-bearing checking	830,625	1,159,846
Regular savings accounts	1,321,518	1,284,642
Money market accounts	1,534,975	1,637,092
Total interest-bearing transaction and saving accounts	3,687,118	4,081,580
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	1,030,053	1,168,495
Certificates of deposit greater than $250,000	178,618	185,375
Total certificates of deposit	1,208,671	1,353,870
Total deposits	$7,919,775	$8,055,068
Included in total deposits:
Public fund transaction and savings accounts	$229,531	$209,430
Public fund interest-bearing certificates	26,574	31,281
Total public deposits	$256,105	$240,711
Total brokered deposits	$92,982	$162,936

Scheduled maturities and repricing of certificate accounts at June 30, 2016 were as follows (in thousands):

June 30, 2016
Certificates which mature or reprice:
Within one year or less	$899,237
After one year through two years	185,747
After two years through three years	66,386
After three years through four years	27,870
After four years through five years	26,045
After five years	3,386
Total certificates of deposit	$1,208,671

Note 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2016 and December 31, 2015, whether or not measured at fair value in the Consolidated Statements of Financial Condition.  (in thousands):

		June 30, 2016		December 31, 2015
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$234,656	$234,656	$261,917	$261,917
Securities—trading	2,3	33,753	33,753	34,134	34,134
Securities—available-for-sale	2	1,177,757	1,177,757	1,138,573	1,138,573
Securities—held-to-maturity	3	254,666	267,501	220,666	226,627
Loans held for sale	2	113,230	115,794	44,712	45,600
Loans receivable	3	7,325,925	7,224,842	7,314,504	7,084,631
FHLB stock	3	23,347	23,347	16,057	16,057
Bank-owned life insurance	1	158,001	158,001	156,865	156,865
Mortgage servicing rights	3	14,276	15,457	13,295	17,370
Derivatives:
Interest rate swaps	2	21,670	21,670	11,984	11,984
Interest rate forward sales commitments	2	1,544	1,544	471	471
Liabilities:
Demand, interest checking and money market accounts	2	5,389,585	5,389,585	5,416,556	5,416,556
Regular savings	2	1,321,518	1,321,518	1,284,642	1,284,642
Certificates of deposit	2	1,208,671	1,197,199	1,353,870	1,332,825
FHLB advances	2	325,383	325,383	133,381	133,381
Other borrowings	2	112,308	112,308	98,325	98,325
Junior subordinated debentures	3	93,298	93,298	92,480	92,480
Derivatives:
Interest rate swaps	2	21,670	21,670	11,984	11,984
Interest rate forward sales commitments	2	904	904	50	50

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency obligations	$—	$1,380	$—	$1,380
Municipal bonds	—	338	—	338
Corporate Bonds (Trust Preferred Securities)	—	—	20,645	20,645
Mortgage-backed or related securities	—	11,316	—	11,316
Equity securities	—	74	—	74
	—	13,108	20,645	33,753
Securities—available-for-sale
U.S. Government and agency obligations	—	52,444	—	52,444
Municipal bonds	—	154,762	—	154,762
Corporate bonds	—	10,511	—	10,511
Mortgage-backed or related securities	—	929,669	—	929,669
Asset-backed securities	—	30,273	—	30,273
Equity securities	—	98	—	98
	—	1,177,757	—	1,177,757

Derivatives
Interest rate swaps	—	21,670	—	21,670
Interest rate sales forward commitments	—	1,544	—	1,544
	$—	$1,214,079	$20,645	$1,234,724

Liabilities:
Advances from FHLB	$—	$325,383	$—	$325,383
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	93,298	93,298
Derivatives
Interest rate swaps	—	21,670	—	21,670
Interest rate sales forward commitments	—	904	—	904
	$—	$347,957	$93,298	$441,255

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency obligations	$—	$1,368	$—	$1,368
Municipal bonds	—	341	—	341
Corporate Bonds (Trust Preferred Securities)	—	—	18,699	18,699
Mortgage-backed securities	—	13,663	—	13,663
Equity securities	—	63	—	63
	—	15,435	18,699	34,134
Securities—available-for-sale
U.S. Government and agency obligations	—	30,231	—	30,231
Municipal bonds	—	143,319	—	143,319
Corporate bonds	—	15,981	—	15,981
Mortgage-backed securities	—	918,259	—	918,259
Asset-backed securities	—	30,685	—	30,685
Equity securities	—	98	—	98
	—	1,138,573	—	1,138,573
Derivatives
Interest rate swaps	—	11,984	—	11,984
Interest rate lock commitments	—	471	—	471
	$—	$1,166,463	$18,699	$1,185,162

Liabilities:
Advances from FHLB	$—	$133,381	$—	$133,381
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	92,480	92,480
Derivatives
Interest rate swaps	—	11,984	—	11,984
Interest rate lock commitments	—	50	—	50
	$—	$145,415	$92,480	$237,895

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

Off-Balance-Sheet Items: Off-balance-sheet financial instruments include unfunded commitments to extend credit, including standby letters of credit, and commitments to purchase investment securities. The fair value of these instruments is not considered to be material.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2016 and December 31, 2015:

			Weighted Average Rate
Financial Instruments	Valuation Techniques	Unobservable Inputs	June 30, 2016	December 31, 2015
Corporate Bonds (TPS securities)	Discounted cash flows	Discount rate	5.65%	5.61%
Junior subordinated debentures	Discounted cash flows	Discount rate	5.65	5.61
Impaired loans	Discounted cash flows	Discount rate	Various	Various
Impaired loans	Collateral Valuations	Market values	n/a	n/a
REO	Appraisals	Market values	n/a	n/a

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2016, or the passage of time, will result in negative fair value adjustments. At June 30, 2016, the discount rate utilized was based on a credit spread of 500 basis points and three-month LIBOR of 65 basis points.

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$20,543	$92,879	$18,699	$92,480
Total gains or losses recognized
Assets gains	102	—	221	—
Liabilities losses	—	419	—	818
Purchases, issuances and settlements, including acquisitions	—	—	1,725	—
Ending balance at June 30, 2016	$20,645	$93,298	$20,645	$93,298

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$17,456	$84,326	$19,119	$78,001
Total gains or losses recognized
Assets gains	1,348	—	2,071	—
Liabilities losses	—	368	—	734
Purchases, issuances and settlements, including acquisitions	—	—	—	5,959
Sales, maturities and paydowns, net of discount amortization	(6,233)	—	(8,619)	—
Ending balance at June 30, 2015	$12,571	$84,694	$12,571	$84,694

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$55	$55
REO	—	—	6,147	6,147

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,372	$2,372
REO	—	—	11,627	11,627

The following table presents the gains (losses) resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Impaired loans	$(50)	$965	$(66)	$316
REO	(226)	(210)	(431)	(210)
Total gain (loss) from nonrecurring measurements	$(276)	$755	$(497)	$106

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

As of June 30, 2016, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in U.S. federal jurisdiction and in the Oregon, California, Utah and Idaho state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Tax credit investments	$4,990	$5,326
Unfunded commitments—tax credit investments	$814	$1,398

The following table presents other information related to the Company's tax credit investments for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tax credits and other tax benefits recognized	$284	$314	$568	$629
Tax credit amortization expense included in provision for income taxes	$168	$246	336	490

Note 11:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$20,957	$13,249	$38,731	$25,383

Basic weighted average shares outstanding	34,069,234	20,725,833	34,053,105	20,245,905
Plus unvested restricted stock	47,264	63,700	37,542	55,543
Diluted weighted shares outstanding	34,116,498	20,789,533	34,090,647	20,301,448
Earnings per common share
Basic	$0.62	$0.64	$1.14	$1.25
Diluted	$0.61	$0.64	$1.14	$1.25

Options to purchase an additional 5,000 shares of common stock were outstanding as of June 30, 2016, but were not included in the computation of diluted earnings per share because their exercise price was significantly greater than the average market price of common shares which would not dilute earnings per share. Also, as of June 30, 2016, warrants expiring on November 21, 2018, to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of common shares.

Note 12:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by its shareholders:

•	2012 Restricted Stock and Incentive Bonus Plan (2012 Restricted Stock Plan).

•	2014 Omnibus Incentive Plan (the 2014 Plan).

The purpose of these plans is to promote the success and enhance the value of the Company by providing a means for attracting and retaining highly skilled employees, officers and directors of Banner Corporation and its affiliates and linking their personal interests with those of the Company's shareholders. Under these plans the Company currently has outstanding restricted stock share grants and restricted stock unit grants.

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

As of June 30, 2016, the Company had granted 299,704 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 206,924 shares had vested and 92,780 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of June 30, 2016, 243,481 restricted stock shares and 26,154 restricted stock units have been granted under the 2014 Plan of which 27,124 restricted stock shares and 18,331 restricted stock units have vested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $1.4 million and $2.6 million for the three and six-month periods ended June 30, 2016 and $1.1 million and $1.9 million for the three and six-month periods ended June 30, 2015, respectively. Unrecognized compensation expense for these awards as of June 30, 2016 was $10.4 million and will be amortized over the next 34 months.

Note 13:  COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases 108 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Financial Instruments with Off-Balance-Sheet Risk — The Company has financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, commitments related to standby letters of credit, commitments to originate loans, commitments to sell loans, commitments to buy and sell securities.  These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance-sheet items recognized in our Consolidated Statements of Financial Condition.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2016	December 31, 2015
Commitments to extend credit	$2,135,206	$2,132,996
Standby letters of credit and financial guarantees	20,616	22,315
Commitments to originate loans	55,488	32,908
Risk participation agreement	7,581	7,672

Derivatives also included in Note 14:
Commitments to originate loans held for sale	107,474	76,146
Commitments to sell loans secured by one- to four-family residential properties	44,986	37,545
Commitments to sell securities related to mortgage banking activities	62,000	41,500
Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $3.6 million and $3.9 million at June 30, 2016 and December 31, 2015, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and six months ended June 30, 2016 or June 30, 2015. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at June 30, 2016.

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

As of June 30, 2016 and December 31, 2015, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$6,547	$969	$6,734	$938	$6,547	$969	$6,734	$938

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

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

As of June 30, 2016 and December 31, 2015, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$299,158	$20,701	$293,937	$11,046	$299,158	$20,701	$293,937	$11,046
Mortgage loan commitments	67,491	1,270	76,146	428	39,983	274	—	—
Forward sales contracts	39,983	274	41,500	43	62,000	630	32,763	50
	$406,632	$22,245	$411,583	$11,517	$401,141	$21,605	$326,700	$11,096

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps that were not designated in hedge relationships (with a fair value of $1.2 million at June 30, 2016 and $327,000 at December 31, 2015), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location on Consolidated Statements of Operations	2016	2015	2016	2015
Mortgage loan commitments	Mortgage banking operations	$329	$(379)	$892	$33
Forward sales contracts	Mortgage banking operations	(339)	595	(612)	455
		$(10)	$216	$280	$488

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at June 30, 2016 or December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2016 and December 31, 2015, the termination value of derivatives in a net liability position related to these agreements was $21.7 million and $12.0 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $29.8 million and $20.8 million as of June 30, 2016 and December 31, 2015, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not reflect any offsetting due to master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$21,670	$—	$21,670	$—	$—	$21,670
	$21,670	$—	$21,670	$—	$—	$21,670

Derivative liabilities
Interest rate swaps	$21,670	$—	$21,670	$—	$(21,645)	$25
	$21,670	$—	$21,670	$—	$(21,645)	$25

	December 31, 2015
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$11,984	$—	$11,984	$—	$—	$11,984
	$11,984	$—	$11,984	$—	$—	$11,984

Derivative liabilities
Interest rate swaps	$11,984	$—	$11,984	$—	$(11,984)	$—
	$11,984	$—	$11,984	$—	$(11,984)	$—

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2016, its 187 branch offices and nine loan production offices located in Washington, Oregon, California, Utah and Idaho.  Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2016, we had total consolidated assets of $9.92 billion, total loans of $7.33 billion, total deposits of $7.92 billion and total shareholders’ equity of $1.34 billion.

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

For the quarter ended June 30, 2016, our net income was $21.0 million, or $0.61 per diluted share, compared to net income of $13.2 million, or $0.64 per diluted share, for the quarter ended June 30, 2015. For the six months ended June 30, 2016, our net income was $38.7 million, or $1.14 per diluted share, compared to net income of $25.4 million, or $1.25 per diluted share for the same period a year earlier. Our net income for the quarter and six months ended June 30, 2016 was negatively impacted by $2.4 million and $9.2 million, respectively, of acquisition-related expenses, which net of related tax benefits reduced earnings per diluted share by $0.05 and $0.17, respectively, for those periods.

Highlights for the current quarter included additional client acquisition, solid asset quality, and strong revenues from core operations. Compared to the same quarter a year ago, we had a significant increase in net interest income as well as substantial increases in deposit fees and service charges and in revenue from mortgage banking, all reflecting the increased scale of the Company.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is driven by the net interest margin, which is primarily a function of our interest rate spread. Interest rate spread is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income before provision for loan losses increased $41.7 million, or 81%, to $93.1 million for the quarter ended June 30, 2016, compared to $51.5 million for the same quarter one year earlier. This increase in net interest income reflects the significant growth in earning assets. The increase in earning assets was largely due to the acquisition of Starbuck Bancshares, Inc. (Starbuck), the holding company for AmericanWest Bank (AmericanWest), which closed on October 1, 2015.

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

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the second quarter of 2016 increased $46.1 million or 68%, to $113.7 million, compared to $67.6 million for the same period a year earlier, as a result of increased net interest income and deposit fees and service charges, as well as increased mortgage banking revenues.  Our total non-interest income, which is a component of total revenue and includes the net loss on sale of securities and changes in the value of financial instruments carried at fair value, was $20.5 million for the quarter ended June 30, 2016, compared to $16.1 million for the quarter ended June 30, 2015.

Our total revenues, excluding changes in the fair value of financial instruments and the net loss on sale of securities, which we believe are more indicative of our core operations, also were strong at $114.4 million for the quarter ended June 30, 2016, a $47.6 million, or 71% increase, compared to $66.8 million for the same period a year earlier.

Our non-interest expense also increased significantly in the second quarter of 2016 compared to a year earlier largely as a result of acquisition-related expenses and other normal operating expenses related to the operations acquired in the acquisitions of AmericanWest.  Non-interest expense for the current quarter included $1.4 million of expense that was accrued for product benefits that we have determined were not properly credited to certain clients in prior periods. The errors were the result of systems processes that have since been rectified and primarily related to bonus interest accruals over a six-year period. Non-interest expense was $79.9 million for the quarter ended June 30, 2016, compared to $47.7 million for the same quarter a year earlier.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $2.0 million provision for loan losses in the quarter ended June 30, 2016, due to the organic growth in the loan portfolio and the post-purchase renewal-driven migration of acquired loans out of the discounted loan portfolios, compared to no loan loss provision being recorded in recent periods including the comparable period a year ago. The allowance for loan losses at June 30, 2016 was $81.3 million, representing 321% of non-performing loans. Non-performing loans were $25.3 million at June 30, 2016, compared to $15.2 million at December 31, 2015, and increased 9% when compared to $23.3 million a year earlier. (See Note 5, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Non-GAAP financial measures: Non-interest income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on the sale of securities and, in certain periods, acquisition-related costs are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
NON-INTEREST INCOME FROM CORE OPERATIONS:	2016	2015	2016	2015

Total non-interest income (GAAP)	$20,537	$16,141	$40,497	$29,838
Exclude net loss on sale of securities	380	28	359	537
Exclude change in valuation of financial instruments carried at fair value	377	(797)	348	(1,847)
Total non-interest income from core operations (non-GAAP)	$21,294	$15,372	$41,204	$28,528
REVENUE FROM CORE OPERATIONS:
Net interest income before provision for loan losses	$93,148	$51,457	$184,190	$97,992
Total non-interest income	20,537	16,141	40,497	29,838
Total GAAP revenue	113,685	67,598	224,687	127,830
Exclude net loss on sale of securities	380	28	359	537
Exclude change in valuation of financial instruments carried at fair value	377	(797)	348	(1,847)
Revenue from core operations (non-GAAP)	$114,442	$66,829	$225,394	$126,520
INCOME FROM CORE OPERATIONS:
Income before provision for taxes (GAAP)	$31,798	$19,864	$58,766	$38,181
Exclude net loss on sale of securities	380	28	359	537
Exclude change in valuation of financial instruments carried at fair value	377	(797)	348	(1,847)
Exclude acquisition related costs	2,412	3,885	9,224	5,533
Income from core operations before provision for taxes (non-GAAP)	$34,967	$22,980	$68,697	$42,404
EARNINGS FROM CORE OPERATIONS:
Net income (GAAP)	$20,957	$13,249	$38,731	$25,383
Exclude net loss on sale of securities	380	28	359	537
Exclude change in valuation of financial instruments carried at fair value	377	(797)	348	(1,847)
Exclude acquisition related costs	2,412	3,885	9,224	5,533
Exclude related tax benefit	(1,141)	(954)	(3,557)	(1,074)
Total earnings from core operations (non-GAAP)	$22,985	$15,411	$45,105	$28,532
Diluted earnings per share (GAAP)	$0.61	$0.64	$1.14	$1.25
Diluted core earnings per share (non-GAAP)	$0.67	$0.74	$1.32	$1.41
NET EFFECT OF ACQUISITION-RELATED COSTS ON EARNINGS:
Acquisition-related costs	(2,412)	(3,885)	(9,224)	(5,533)
Related tax benefit	868	1,231	3,303	1,545
Total net effect of acquisition on earnings	$(1,544)	$(2,654)	$(5,921)	$(3,988)
Diluted weighted shares outstanding	34,116,498	20,789,533	34,090,647	20,301,448
Total net effect of acquisition-related costs on diluted earnings per share	$(0.05)	$(0.13)	$(0.17)	$(0.20)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
ACQUISITION ACCOUNTING IMPACT ON NET INTEREST MARGIN:
Net interest income before provision for loan losses (GAAP)	$93,148	$51,457	$184,190	$97,992
Exclude discount accretion on purchased loans	(3,214)	(414)	(4,903)	(627)
Exclude premium amortization on acquired certificates of deposit	(460)	(62)	(921)	(123)
Net interest income before discount accretion (non-GAAP)	$89,474	$50,981	$178,366	$97,242

Average interest-earning assets (GAAP)	$8,930,215	$4,923,420	8,902,354	$4,768,700
Exclude average net loan discount on acquired loans	41,246	4,860	42,296	3,209
Average interest-earning assets before acquired loan discount (non-GAAP)	$8,971,461	$4,928,280	$8,944,650	$4,771,909

Net interest margin (GAAP)	4.20%	4.19%	4.16%	4.14%
Exclude impact on net interest margin from discount accretion	(0.14)%	(0.03)%	(0.11)%	(0.03)%
Exclude impact on net interest margin from certificates of deposit premium amortization	(0.02)%	—%	(0.02)%	—%
Exclude impact of net loan discount on average earning assets	(0.03)%	(0.01)%	(0.02)%	—%
Net margin before discount accretion (non-GAAP)	4.01%	4.15%	4.01%	4.11%

RATIO OF ADJUSTED ALLOWANCE FOR LOAN LOSSES TO ADJUSTED LOANS:	June 30, 2016	December 31, 2015	June 30, 2015
Loans receivable (GAAP)	$7,325,925	$7,314,504	$4,245,322
Net loan discount on acquired loans	38,838	43,657	4,618
Adjusted loans (non-GAAP)	$7,364,763	$7,358,161	$4,249,940

Allowance for loan losses (GAAP)	$81,318	$78,008	$77,329
Net loan discount on acquired loans	38,838	43,657	4,618
Adjusted allowance for loan losses (non-GAAP)	$120,156	$121,665	$81,947

Adjusted allowance for loan losses/Adjusted total loans (non-GAAP)	1.63%	1.65%	1.93%

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

	June 30, 2016	December 31, 2015	June 30, 2015
Shareholders’ equity (GAAP)	$1,338,517	$1,300,059	$660,650
Exclude goodwill and other intangible assets, net	278,307	285,210	26,891
Tangible common shareholders’ equity (non-GAAP)	$1,060,210	$1,014,849	$633,759
Total assets (GAAP)	$9,916,205	$9,796,298	$5,194,258
Exclude goodwill and other intangible assets, net	278,307	285,210	26,891
Total tangible assets (non-GAAP)	$9,637,898	$9,511,088	$5,167,367
Tangible common shareholders’ equity to tangible assets (non-GAAP)	11.00%	10.67%	12.26%
Common shares outstanding	34,350,560	34,242,255	20,970,681
Tangible common shareholders' equity per share (non-GAAP)	$30.86	$29.64	$30.22

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2015.  For additional information concerning critical accounting policies, see the Selected Notes to the Consolidated Financial Statements and the following:

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

General:  Total assets increased $119.9 million, or 1%, to $9.92 billion at June 30, 2016, from $9.80 billion at December 31, 2015. The increase was largely the result of increases in loans held for sale and investment securities and was primarily funded by increased FHLB advances.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. We had $8.1 million of net loan increase in the six months ended June 30, 2016, reflecting growth as the result of new originations which was generally offset by the sale of $150.3 million of multifamily portfolio loans acquired in the AmericanWest acquisition. At June 30, 2016, our net loan portfolio totaled $7.24 billion compared to $7.24 billion at December 31, 2015 and $4.17 billion at June 30, 2015.

The following table sets forth the composition of the Company's loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2016	Dec 31, 2015	Jun 30, 2015	Prior Yr End	Prior Year
Commercial real estate:
Owner occupied	$1,351,015	$1,327,807	$616,324	1.75%	119.21%
Investment properties	1,849,123	1,765,353	996,714	4.75	85.52
Multifamily real estate	287,783	472,976	205,276	(39.15)	40.19
Commercial construction	105,594	72,103	45,137	46.45	133.94
Multifamily construction	97,697	63,846	60,075	53.02	62.63
One- to four-family construction	330,474	278,469	230,554	18.68	43.34
Land and land development:
Residential	156,964	126,773	105,146	23.82	49.28
Commercial	22,578	33,179	16,419	(31.95)	37.51
Commercial business	1,231,182	1,207,944	811,623	1.92	51.69
Agricultural business including secured by farmland	370,515	376,531	230,964	(1.60)	60.42
One- to four-family real estate	878,986	952,633	541,807	(7.73)	62.23
Consumer:
Consumer secured by one- to four-family real estate	485,545	478,420	244,216	1.49	98.82
Consumer-other	158,469	158,470	141,067	—	12.34
Total loans	$7,325,925	$7,314,504	$4,245,322	0.16%	72.56%

Our commercial real estate loans for both owner-occupied and investment properties, totaled $3.20 billion, or approximately 44% of our loan portfolio at June 30, 2016. In addition, multifamily residential real estate loans totaled $287.8 million and comprise approximately 4% of our loan portfolio. While our level of activity and investment in commercial loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods resulting in growth in these loan balances. Commercial real estate loans increased by $107.0 million during the first six months of 2016, while multifamily loans decreased by $185.2 million, primarily reflecting the sale of multifamily loans acquired in the AmericanWest acquisition.

We also originate construction, land and land development loans, which totaled $713.3 million, or approximately 10% of our loan portfolio at June 30, 2016. Our residential construction loans are a significant component of construction lending. Originations for residential construction loans have increased for the past three years as builders have expanded production and experienced strong sales in many markets where we operate. We have also experienced a meaningful increase in originations of construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family loans upon completion of the homes and are often sold in the secondary market. Outstanding residential construction, land and land development balances increased $82.2 million, or 20%, to $487.4 million at June 30, 2016 compared to $405.2 million at December 31, 2015 and increased $151.7 million, or 45%, compared to $335.7 million at June 30, 2015. Residential construction, land and land development loans represented approximately 7% of our total loan portfolio at June 30, 2016.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $150.5 million at June 30, 2016. Our commercial and agricultural business loans increased $17.2 million, or 1%, to $1.60 billion at June 30, 2016, compared to $1.58 billion at December 31, 2015, and have increased $559.1 million, or 54%, compared to $1.04 billion at June 30, 2015. Commercial and agricultural business loans represented approximately 22% of our portfolio at June 30, 2016.

Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family residential mortgage loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At June 30, 2016, our outstanding balances of residential mortgages decreased $73.6 million, or 8%, to $879.0 million, compared to $952.6 million at December 31, 2015, but increased $337.2 million, or 62%, compared to $541.8 million at June 30, 2015, primarily due to residential loans acquired in the AmericanWest acquisition. One- to four-family residential real estate loans represented approximately 12% of our loan portfolio at June 30, 2016.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. Demand for consumer loans has continued to be modest in recent years, as we believe many consumers have been focused on reducing their personal debt. At June 30, 2016, consumer loans, including consumer loans secured by one- to four-family residences, increased $7.1 million to $644.0 million, compared to

$636.9 million at December 31, 2015, and increased $258.7 million compared to $385.3 million at June 30, 2015, with most of the increase arising from the acquisition of AmericanWest.

The following table presents loans by geographic concentration at June 30, 2016, December 31, 2015 and June 30, 2015 (in thousands):

	June 30, 2016		December 31, 2015		June 30, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$3,401,656	46.4%	$3,343,112	45.7%	$2,405,570	56.7%
Oregon	1,461,906	20.0	1,446,531	19.8	1,133,563	26.7
California	1,184,392	16.2	1,234,016	16.9	76,615	1.8
Idaho	505,594	6.9	496,870	6.8	339,554	8.0
Utah	294,102	4.0	325,011	4.4	8,339	0.2
Other	478,275	6.5	468,964	6.4	281,681	6.6
Total loans	$7,325,925	100.0%	$7,314,504	100.0%	$4,245,322	100.0%

Investment Securities: Our total investment in securities increased $72.8 million from December 31, 2015 to $1.47 billion at June 30, 2016. Security purchases during the six-month period exceeded sales, paydowns and maturities. Purchases were primarily in mortgage-backed or related securities issued by government-sponsored entities and tax-exempt municipal securities. The average effective duration of Banner's securities portfolio was approximately 2.6 years at June 30, 2016. Net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were an increase of $76,000 in the six months ended June 30, 2016. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $18.7 million for the six months ended June 30, 2016, which was included net of the associated tax expense of $6.7 million as a component of other comprehensive income and largely occurred as a result of modestly decreased market interest rates. (See Note 9 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

Goodwill and other intangibles: Goodwill decreased $3.2 million to $244.6 million at June 30, 2016, compared to $247.7 million at December 31, 2015. The decrease during the first six months of 2016 represents post closing fair value adjustments to the acquisition accounting for AmericanWest. Other intangibles decreased $3.7 million to $33.7 million at June 30, 2016, compared to $37.5 million at December 31, 2015, due to scheduled amortization on CDI and leasehold intangible.

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

The following table sets forth the Company's deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2016	Dec 31, 2015	Jun 30, 2015	Prior Yr End	Prior Year
Non-interest-bearing	$3,023,986	$2,619,618	$1,484,315	15.44%	103.73%
Interest-bearing checking	830,625	1,159,846	477,492	(28.38)	73.96
Regular savings accounts	1,321,518	1,284,642	1,003,189	2.87	31.73
Money market accounts	1,534,975	1,637,092	566,369	(6.24)	171.02
Interest-bearing transaction & savings accounts	3,687,118	4,081,580	2,047,050	(9.66)	80.12
Interest-bearing certificates	1,208,671	1,353,870	765,780	(10.72)	57.84
Total deposits	$7,919,775	$8,055,068	$4,297,145	(1.68)%	84.30%

Total deposits were $7.92 billion at June 30, 2016, compared to $8.06 billion at December 31, 2015 and $4.30 billion a year ago. The increase in total deposits from a year ago largely reflects the acquisition of AmericanWest. However, the increase in total deposits compared to June 30, 2015 also reflects meaningful organic growth in the total balances and number of client relationships. In connection with certain product changes during the first quarter, Banner converted approximately $421.8 million of former AmericanWest interest-bearing deposits to non-interest-bearing deposits. As a result of the product change, non-interest-bearing account balances increased 15% to $3.02 billion at June 30, 2016, compared to $2.62 billion at December 31, 2015, and reflecting the AmericanWest acquisition and organic account growth increased 104% compared to $1.48 billion a year ago. Also as a result of the product change, interest-bearing transaction and savings accounts decreased 10% to $3.69 billion at June 30, 2016, compared to $4.08 billion at December 31, 2015 and increased 80% compared to $2.05 billion a year ago. Certificates of deposit decreased 11% to $1.21 billion at June 30, 2016, compared to $1.35 billion at December 31, 2015 and increased 58% compared to $765.8 million a year earlier. Core deposits represented 85% of total deposits at June 30, 2016, compared to 82% of total deposits a year earlier.

The following table presents deposits by geographic concentration at June 30, 2016, December 31, 2015 and June 30, 2015 (in thousands):

	June 30, 2016		December 31, 2015		June 30, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$4,158,639	52.5%	$4,219,304	52.4%	$2,858,101	66.6%
Oregon	1,686,160	21.3	1,648,421	20.5	1,195,413	27.8
California	1,485,795	18.8	1,592,365	19.8	—	—
Idaho	421,427	5.3	435,099	5.4	243,631	5.7
Utah	167,754	2.1	159,879	2.0	—	—
Total deposits	$7,919,775	100.0%	$8,055,068	100.0%	$4,297,145	100.0%

Borrowings: FHLB advances increased to $325.4 million at June 30, 2016 from $133.4 million at December 31, 2015, as we used FHLB advances for cash management needs. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $14.0 million, or 14%, to $112.3 million at June 30, 2016, compared to $98.3 million at December 31, 2015. No additional junior subordinated debentures were issued or matured during the six months ended June 30, 2016; however, the estimated fair value of these instruments increased by $818,000. Junior subordinated debentures totaled $93.3 million at June 30, 2016 compared to $92.5 million at December 31, 2015.

Shareholders Equity: Total shareholders' equity increased $38.5 million, or 3%, to $1.34 billion at June 30, 2016 compared to $1.30 billion at December 31, 2015. The increase in equity primarily reflects the year-to-date net income, reduced by payment of dividends to common shareholders. In addition, there was an improvement of $12.2 million in accumulated other comprehensive income representing an unrealized gain, net of tax, on securities available-for-sale. Tangible common shareholders' equity, which excludes intangible assets, increased $45.4 million to $1.06 billion, or 11.00% of tangible assets at June 30, 2016, compared to $1.01 billion, or 10.67% of tangible assets at December 31, 2015. In the six months ended June 30, 2016, we did not have any repurchases of our common stock as part of our publicly announced repurchase plan, but 4,857 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

For the quarter ended June 30, 2016, net income was $21.0 million, or $0.61 per diluted share. This compares to net income of $13.2 million, or $0.64 per diluted share, for the quarter ended June 30, 2015. For the six months ended June 30, 2016, our net income was $38.7 million, or $1.14 per diluted share, compared to net income of $25.4 million, or $1.25 per diluted share for the same period a year earlier. Our net income for the quarter and six months ended June 30, 2016 was negatively impacted by $2.4 million and $9.2 million, respectively, of acquisition-related expenses, which net of related tax benefits reduced earnings per diluted share by $0.05 and $0.17, respectively, for those periods. The quarter and six months ended June 30, 2016 also included $1.4 million of expense that was accrued for product benefits that we have determined were not properly credited to certain clients in prior periods. The errors were the result of systems processes that have since been rectified and primarily related to bonus interest accruals over a six-year period.

Substantial growth in average earning assets, due to the acquisition of AmericanWest, as well as organic growth, coupled with a strong net interest margin, produced significantly increased net interest income. This combined with a meaningful increase in non-interest income, resulted in a substantial increase in revenues from core operations in the second quarter of 2016 compared to the same quarter a year earlier. While credit costs remained low in both periods, the increased scale of our operations as a result of the acquisitions also resulted in a substantial increase in non-interest expense compared to the same quarter a year ago, including increased acquisition-related expenses. Nonetheless, net income for the current quarter was solid, representing further progress on our strategic priorities and initiatives, and produced an annualized return on average assets of 0.86% for the current quarter.

Our earnings from core operations, which excludes net gains or losses on sales of securities, changes in the valuation of financial instruments carried at fair value, acquisition-related costs, and related tax benefits, were $23.0 million, or $0.67 per diluted share, for the quarter ended June 30, 2016, compared to $15.4 million, or $0.74 per diluted share, for the quarter ended June 30, 2015. For the six months ended June 30, 2016, our earnings from core operations was $45.1 million, or $1.32 per diluted share, compared to $28.5 million, or $1.41 per diluted share for the same period a year earlier.

Net Interest Income. Net interest income before provision for loan losses increased by $41.7 million, or 81%, to $93.1 million for the quarter ended June 30, 2016, compared to $51.5 million for the same quarter one year earlier, as a significant increase of $4.01 billion in the average balance of interest-earning assets produced strong growth for this key source of revenue. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans received in the acquisitions, which is accreted into loan interest income, as well as by net premiums on non-market-rate certificates of deposit assumed, which are amortized as a reduction to deposit interest expense. The net interest margin of 4.20% for the quarter ended June 30, 2016 included 14 basis points as a result of accretion from acquisition accounting loan discounts, two basis points from the amortization of deposit premiums and three basis points as a result of the impact of the net loan acquisition discounts on average earning assets. This compares to net interest margin of 4.19% for the quarter ended June 30, 2015, which included four basis points from acquisition accounting adjustments. Excluding the effects of acquisition accounting, the net interest margin before discount accretion was 4.01% in the second quarter and 4.15% in the second quarter a year ago.  The decline compared to a year earlier primarily reflects lower average yields on the loans acquired in the AmericanWest acquisition as well as the proportionally larger size of the securities portfolio following that acquisition.

Net interest income before provision for loan losses for the six months ended June 30, 2016 increased by $86.2 million, or 88%, to $184.2 million compared to $98.0 million for the same period one year earlier, as a result of a $4.13 billion increase in average interest-earning assets and enhanced by a two basis point increase in the net interest margin. The net interest margin increased to 4.16% for the six months ended June 30, 2016 compared to 4.14% for the same period in the prior year. The net interest margin for the six months ended June 30, 2016 included 11 basis points as a result of accretion from acquisition accounting loan discounts, two basis points from the amortization of deposit premiums and two basis points as a result of the impact of the net loan acquisition discounts on average earning assets, compared to three basis points from acquisition accounting adjustments for the same period a year ago. Excluding the effects of acquisition accounting, the net interest margin before discount accretion was 4.01% for the six months ended June 30, 2016, and 4.11% for the same period a year ago.

Interest Income. Interest income for the quarter ended June 30, 2016 was $97.3 million, compared to $54.1 million for the same quarter in the prior year, an increase of $43.2 million, or 80%.  The increase in interest income occurred primarily as a result of an increase in the average balances of interest-earning assets, reflecting the acquisition of AmericanWest and continued new client acquisition. The average balance of interest-earning assets was $8.93 billion for the quarter ended June 30, 2016, compared to $4.92 billion one year earlier. The yield on average interest-earning assets decreased to 4.38% for the quarter ended June 30, 2016, compared to 4.41% for the same quarter one year earlier. The decrease in the yield on earning assets reflects a four basis point reduction in the average yield on loans as well as a change in the mix in earning assets to include proportionately more investment securities, which more than offset a 53 basis point increase in the average yield on investment securities. Average loans receivable for the quarter ended June 30, 2016 increased $3.18 billion, or 76%, to $7.36 billion, compared to $4.18 billion for the same quarter in the prior year. Interest income on loans increased by $37.9 million, or 74%, to $88.9 million for the current quarter from $51.1 million for the quarter ended June 30, 2015, reflecting the impact of the increase in average loan balances partially offset by the negative four basis point change in the average yield on loans.  The decline in loan yields reflects the continuing erosion of yields as loans mature or prepay and are replaced by lower yielding loans in the current low interest rate environment, partially offset by the positive impact of the acquisition accounting loan discount accretion. The acquisition accounting loan discount accretion and the related balance sheet impact added 19 basis points to the current quarter loan yield, compared to only four basis points for the same quarter one year earlier.

Interest income for the six months ended June 30, 2016 was $192.6 million, compared to $103.1 million for the same period in the prior year, an increase of $89.5 million, or 87%. As with the quarterly results, the year-to-date results reflect a $4.13 billion, or 87%, increase in the average balance of interest-bearing assets as well as a one basis point decrease in the yield on interest-earning assets.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $1.57 billion for the quarter ended June 30, 2016 (excluding the effect of fair value adjustments), compared to $741.9 million for the quarter ended June 30, 2015; and the interest and dividend income from those investments increased by $5.4 million compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 2.15% for the quarter ended June 30, 2016, from 1.62% for the same quarter one year earlier, largely as a result of higher yields on the securities acquired in the AmericanWest merger and on recent purchases of securities, but also reflecting maturities on certain lower yielding securities and higher yields on interest-bearing deposits as a result of the recent increase in the federal funds target rate in December 2015.

Interest Expense. Interest expense for the quarter ended June 30, 2016 was $4.2 million, compared to $2.6 million for the same quarter in the prior year, an increase of $1.6 million, or 59%. The increase in interest expense occurred as a result of a $3.90 billion increase in average funding liabilities, partially offset by a three basis point decrease in the average cost of all funding liabilities to 0.20% for the quarter ended June 30, 2016, from 0.23% for the same quarter one year earlier. The increase in average funding liabilities reflects a significant increase in core deposits, including non-interest-bearing accounts, as well as increased certificates of deposit and FHLB advances. A substantial portion of the increase in core deposits was a result of the AmericanWest merger, although compared to a year earlier the increase also reflects meaningful client acquisition and organic account growth.

Interest expense for the six months ended June 30, 2016 was $8.4 million, compared to $5.2 million for the same quarter in the prior year, an increase of $3.3 million, or 64%. As with the quarterly results, the year-to-date results reflect a $4.03 billion increase in average funding liabilities, partially offset by a four basis point decrease in the average cost of all funding liabilities.

Deposit interest expense increased $1.0 million, or 57%, to $2.8 million for the quarter ended June 30, 2016, compared to $1.8 million for the same quarter in the prior year, as a result of an increase in average deposit balances. Average deposit balances increased to $7.97 billion for the quarter ended June 30, 2016, from $4.30 billion for the quarter ended June 30, 2015, while the average rate paid on deposit balances decreased to 0.14% in the second quarter of 2016 from 0.16% for the quarter ended June 30, 2015. The acquisition accounting amortization of deposit premiums reduced the average rate paid on deposit balances by two basis points for the quarter ended June 30, 2016, compared to no impact for the quarter ended June 30, 2015. The cost of interest-bearing deposits decreased by two basis points to 0.23% for the quarter ended June 30, 2016 compared to 0.25% in the same quarter a year earlier. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates and were not meaningfully impacted by the increase in short-term rates following the change in the Fed Funds target rate in December 2015. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, through both acquisitions and organic growth meaningfully contributed to the decrease in our deposit costs.

Average total borrowings were $466.5 million for the quarter ended June 30, 2016, compared to $228.4 million for the same quarter one year earlier, while the average rate paid on total borrowings for the quarter ended June 30, 2016 decreased to 1.21% from 1.49% for the same quarter one year earlier. The increase in the average balance was primarily due to a $214.1 million increase in average FHLB advances which reflects advances assumed in the AmericanWest acquisition as well as normal cash management activities. The increases in average balances partially offset by the decline in average rate paid on total borrowings was responsible for interest expense on total borrowings increasing to $1.4 million for the quarter ended June 30, 2016 from $851,000 for the quarter ended June 30, 2015.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$5,715,740	$68,914	4.85%	$3,092,690	$38,642	5.01%
Commercial/agricultural loans	1,504,969	17,816	4.76	960,818	10,509	4.39
Consumer and other loans	140,355	2,205	6.32	128,040	1,927	6.04
Total loans (1)	7,361,064	88,935	4.86	4,181,548	51,078	4.90
Mortgage-backed securities	1,004,044	5,274	2.11	305,427	1,275	1.67
Other securities	450,528	2,931	2.62	260,351	1,603	2.47
Interest-bearing deposits with banks	95,668	101	0.42	159,191	109	0.27
FHLB stock	18,911	80	1.70	16,903	11	0.26
Total investment securities	1,569,151	8,386	2.15	741,872	2,998	1.62
Total interest-earning assets	8,930,215	97,321	4.38	4,923,420	54,076	4.41
Non-interest-earning assets	903,706			272,486
Total assets	$9,833,921			$5,195,906
Deposits:
Interest-bearing checking accounts	$789,626	185	0.09	$481,568	99	0.08
Savings accounts	1,329,104	431	0.13	988,991	366	0.15
Money market accounts	1,577,320	811	0.21	573,101	225	0.16
Certificates of deposit	1,244,796	1,344	0.43	771,153	1,078	0.56
Total interest-bearing deposits	4,940,846	2,771	0.23	2,814,813	1,768	0.25
Non-interest-bearing deposits	3,029,890	—	—	1,489,940	—	—
Total deposits	7,970,736	2,771	0.14	4,304,753	1,768	0.16
Other interest-bearing liabilities:
FHLB advances	214,290	339	0.64	192	3	6.27
Other borrowings	111,987	78	0.28	96,231	48	0.20
Junior subordinated debentures	140,212	985	2.83	131,964	800	2.43
Total borrowings	466,489	1,402	1.21	228,387	851	1.49
Total funding liabilities	8,437,225	4,173	0.20	4,533,140	2,619	0.23
Other non-interest-bearing liabilities (2)	62,858			2,966
Total liabilities	8,500,083			4,536,106
Shareholders’ equity	1,333,838			659,800
Total liabilities and shareholders’ equity	$9,833,921			$5,195,906
Net interest income/rate spread		$93,148	4.18%		$51,457	4.18%
Net interest margin			4.20%			4.19%
Additional Key Financial Ratios:
Return on average assets			0.86%			1.02%
Return on average equity			6.32			8.05
Average equity / average assets			13.56			12.70
Average interest-earning assets / average interest-bearing liabilities			165.15			161.78
Average interest-earning assets / average funding liabilities			105.84			108.61
Non-interest income / average assets			0.84			1.25
Non-interest expense / average assets			3.27			3.68
Efficiency ratio (4)			70.27			70.61

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$5,711,811	$137,658	4.85%	$3,003,444	$74,203	4.98%
Commercial/agricultural loans	1,488,304	33,841	4.57	923,586	19,477	4.25
Consumer and other loans	140,858	4,394	6.27	124,593	3,763	6.09
Total loans (1)	7,340,973	175,893	4.82	4,051,623	97,443	4.85
Mortgage-backed securities	1,004,427	10,664	2.14	306,740	2,302	1.51
Other securities	439,012	5,702	2.61	263,058	3,220	2.47
Interest-bearing deposits with banks	99,721	202	0.41	125,384	162	0.26
FHLB stock	18,221	161	1.78	21,895	18	0.17
Total investment securities	1,561,381	16,729	2.15	717,077	5,702	1.60
Total interest-earning assets	8,902,354	192,622	4.35	4,768,700	103,145	4.36
Non-interest-earning assets	898,887			250,935
Total assets	$9,801,241			$5,019,635
Deposits:
Interest-bearing checking accounts	$861,849	382	0.09	$463,690	189	0.08
Savings accounts	1,318,236	853	0.13	959,585	710	0.15
Money market accounts	1,598,922	1,673	0.21	547,612	428	0.16
Certificates of deposit	1,286,769	2,809	0.44	770,270	2,174	0.57
Total interest-bearing deposits	5,065,776	5,717	0.23	2,741,157	3,501	0.26
Non-interest-bearing deposits	2,909,131	—	—	1,410,949	—	—
Total deposits	7,974,907	5,717	0.14	4,152,106	3,501	0.17
Other interest-bearing liabilities:
FHLB advances	191,747	618	0.65	8,920	20	0.45
Other borrowings	107,426	153	0.29	92,289	91	0.20
Junior subordinated debentures	140,212	1,944	2.79	129,048	1,541	2.41
Total borrowings	439,385	2,715	1.24	230,257	1,652	1.45
Total funding liabilities	8,414,292	8,432	0.20	4,382,363	5,153	0.24
Other non-interest-bearing liabilities (2)	62,936			3,021
Total liabilities	8,477,228			4,385,384
Shareholders’ equity	1,324,013			634,251
Total liabilities and shareholders’ equity	$9,801,241			$5,019,635
Net interest income/rate spread		$184,190	4.15%		$97,992	4.12%
Net interest margin			4.16%			4.14%
Additional Key Financial Ratios:
Return on average assets			0.79%			1.02%
Return on average equity			5.88			8.07
Average equity / average assets			13.51			12.64
Average interest-earning assets / average interest-bearing liabilities			161.71			160.49
Average interest-earning assets / average funding liabilities			105.80			108.82
Non-interest (other operating) income / average assets			0.83			1.20
Non-interest (other operating) expense / average assets			3.36			3.60
Efficiency ratio (4)			72.96			70.13

Provision and Allowance for Loan Losses.

The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. During the quarter ended June 30, 2016, we recorded a $2.0 million provision for loans losses primarily as a result of organic loan growth and the post-purchase renewal-driven migration of acquired loans out of the discounted loan portfolios, compared to no loan loss provision being recorded in the comparable period a year ago. We continue to maintain an appropriately significant allowance for loan losses at June 30, 2016, reflecting growth in the related portfolio and lingering uncertainty in the economy.

In accordance with acquisition accounting, loans acquired from AmericanWest and Siuslaw Bank were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisitions of AmericanWest and Siuslaw Bank. The discount on acquired loans was $38.8 million at June 30, 2016 compared to $43.7 million at December 31, 2015 and $4.6 million at June 30, 2015.

Net recoveries were $1.1 million for the quarter ended June 30, 2016 compared to net recoveries of $2.0 million for the same quarter in the prior year. The allowance for loan losses was $81.3 million at June 30, 2016 compared to $78.0 million at December 31, 2015 and $77.3 million at June 30, 2015. Included in our allowance at June 30, 2016 was an unallocated portion of $1.2 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for loan losses) increased to 1.11% at June 30, 2016, from 1.07% at December 31, 2015, and decreased from 1.82% at June 30, 2015.  If the allowance for loan losses and loans were grossed up for the remaining acquisition accounting loan discount, the adjusted allowance for loans to adjusted loans would have been 1.63% at June 30, 2016 compared to 1.65% at December 31, 2015 and 1.93% at June 30, 2015.

We believe that the allowance for loan losses as of June 30, 2016 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. We believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, although there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-interest Income. The following table presents the key components of non-interest income for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change Amount	Change Percent	2016	2015	Change Amount	Change Percent
Deposit fees and other service charges	$12,213	$9,563	$2,650	27.7%	$24,031	$17,689	$6,342	35.9%
Mortgage banking operations	6,625	4,703	1,922	40.9	12,268	8,812	3,456	39.2
Bank owned life insurance	1,128	453	675	149.0	2,313	891	1,422	159.6
Miscellaneous	1,328	653	675	103.4	2,592	1,136	1,456	128.2
	21,294	15,372	5,922	38.5	41,204	28,528	12,676	44.4
Net loss on sale of securities	(380)	(28)	(352)	1,257.1	(359)	(537)	178	(33.1)
Net change in valuation of financial instruments carried at fair value	(377)	797	(1,174)	(147.3)	(348)	1,847	(2,195)	(118.8)
Total non-interest income	$20,537	$16,141	$4,396	27.2%	$40,497	$29,838	$10,659	35.7%

Non-interest income, which includes changes in the valuation of financial instruments carried at fair value, net gain or loss on sale of securities, and non-interest revenues from core operations, was $20.5 million for the quarter ended June 30, 2016, compared to $16.1 million for the same quarter in the prior year and $40.5 million for the six months ended June 30, 2016, compared to $29.8 million for the same period in the prior year. Our non-interest income for the quarter ended June 30, 2016 included a $377,000 net loss for fair value adjustments and a $380,000 loss on sale of securities. By contrast, during the quarter ended June 30, 2015, fair value adjustments resulted in a net gain of $797,000 which was partially offset by a $28,000 net loss on the sale of securities. Our non-interest income for the six months ended June 30, 2016 included a $348,000 net loss for fair value adjustments and a $359,000 loss on sale of securities. During the six months ended June 30, 2015, fair value adjustments resulted in a net gain of $1.8 million which was partially offset by a $537,000 net loss on the sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Excluding the fair value adjustments and net gain or loss on sale of securities, non-interest income from core operations increased by $5.9 million, or 39%, to $21.3 million for the quarter ended June 30, 2016, compared to $15.4 million for the quarter ended June 30, 2015, and increased by $12.7 million, or 44%, to $41.2 million for the six months ended June 30, 2016, compared to $28.5 million for the six months ended June 30, 2015, largely as a result of increased revenues from deposit fees and other service charges and increased mortgage banking income. Deposit fees and other service charges increased by $2.7 million, or 28%, for the quarter ended June 30, 2016 and $6.3 million, or 36%, for the six months ended June 30, 2016 compared to the same periods a year ago reflecting growth in the number of deposit accounts both due to the acquisitions of AmericanWest and Siuslaw Bank, as well as organic growth resulting in increased transaction activity. Mortgage banking revenues increased by $1.9 million and $3.5 million, respectively, for the quarter and six months ended June 30, 2016, reflecting increased mortgage refinancing activity, as well as a strong home purchase market and our increased market presence as a result of additions to our production staff. In addition, for the quarter and six months ended June 30, 2016, mortgage banking revenues included $1.0 million and $1.7 million, respectively, of gains on the sale of multifamily loans which were originated by our multifamily production unit that was acquired in the AmericanWest acquisition.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Change Amount	Change Percent	2016	2015	Change Amount	Change Percent
Salaries and employee benefits	$45,175	$26,744	$18,431	68.9%	$91,738	$51,031	$40,707	79.8%
Less capitalized loan origination costs	(4,907)	(3,787)	(1,120)	29.6	(9,157)	(6,625)	(2,532)	38.2
Occupancy and equipment	11,052	6,357	4,695	73.9	21,440	12,363	9,077	73.4
Information/computer data services	4,852	2,273	2,579	113.5	9,772	4,526	5,246	115.9
Payment and card processing expenses	5,501	3,742	1,759	47.0	10,286	6,758	3,528	52.2
Professional services	865	721	144	20.0	3,479	1,536	1,943	126.5
Advertising and marketing	2,474	2,198	276	12.6	4,207	3,808	399	10.5
Deposit insurance	1,311	625	686	109.8	2,649	1,192	1,457	122.2
State/Municipal business and use taxes	770	455	315	69.2	1,608	908	700	77.1
REO operations	137	167	(30)	(18.0)	534	191	343	179.6
Amortization of core deposit intangibles	1,808	367	1,441	392.6	3,615	983	2,632	267.8
Miscellaneous	8,437	3,987	4,450	111.6	14,526	7,445	7,081	95.1
	77,475	43,849	33,626	76.7	154,697	84,116	70,581	83.9
Acquisition related costs	2,412	3,885	(1,473)	(37.9)	9,224	5,533	3,691	66.7
Total non-interest expense	$79,887	$47,734	$32,153	67.4%	$163,921	$89,649	$74,272	82.8%

Non-interest expenses increased by $32.2 million, to $79.9 million for the quarter ended June 30, 2016, compared to $47.7 million for the quarter ended June 30, 2015, and increased by $74.3 million, to $163.9 million for the six months ended June 30, 2016, compared to $89.6 million for the six months ended June 30, 2015. The increases for both periods were largely as a result of acquisition-related expenses and the costs associated with operating the branches acquired from AmericanWest and Siuslaw Bank, as well as generally increased salary and employee benefit costs, payment and card processing expenses, and occupancy and equipment expenses, which were partially offset by an increase in the credit for capitalized loan origination costs. Acquisition-related costs for the quarter ended June 30, 2016 were $2.4 million, compared to $3.9 million in the same quarter one year ago. For the six months ended June 30, 2016, acquisition-related costs were $9.2 million, compared to $5.5 million in the same period one year ago.

Salary and employee benefits expense increased $18.4 million, or 69%, to $45.2 million for the quarter ended June 30, 2016, compared to $26.7 million for the quarter ended June 30, 2015, primarily reflecting the incremental staffing associated with the AmericanWest acquisition. The increased expense also was the result of general salary and wage adjustments and increased incentive compensation accruals including mortgage banking commissions and health insurance and other benefit costs. For similar reasons salary and employee benefits expense increased $40.7 million, or 80%, to $91.7 million for the six months ended June 30, 2016, compared to $51.0 million for the six months ended June 30, 2015.

Partially offsetting the increase in compensation, the credit for capitalized loan origination costs increased by $1.1 million and $2.5 million, respectively, for the quarter and six months ended June 30, 2016, compared to the same periods a year earlier reflecting increased loan production. Payment and card processing expenses increased $1.8 million, or 47%, for the quarter ended June 30, 2016 and increased $3.5 million, or 52%, for the six months ended June 30, 2016, compared to the same periods one year earlier, reflecting increased transaction volume as a result of the significant growth in core deposit accounts and account activity. Occupancy expense increased $4.7 million, to $11.1 million for the quarter ended June 30, 2016, compared to $6.4 million for the quarter ended June 30, 2015, and increased $9.1 million, to $21.4 million for the six months ended June 30, 2016, compared to $12.4 million for the six months ended June 30, 2015, in large part reflecting the additional branch locations from the AmericanWest and Siuslaw Bank acquisitions. Information and computer data services increased $2.6 million, or 113%, for the quarter ended June 30, 2016 and increased $5.2 million, or 116%, for the six months ended June 30, 2016, reflecting additional costs required for expanding systems and operations associated with the acquisitions and the additional expense of operating two core systems prior to the AmericanWest system conversion. Professional services expense, excluding those that were acquisition-related, increased $144,000 and $1.9 million, respectively, for the quarter and six months ended June 30, 2016, compared to the same prior year periods, reflecting increased audit costs, consulting services and legal expenses largely driven by the increased size of the Company. Amortization of CDI was $1.4 million and $2.6 million higher for the quarter and six months ended June 30, 2016, respectively, compared to the same prior year periods, due to both the AmericanWest and Siuslaw Bank acquisitions. Miscellaneous expense for the quarter ended June 30, 2016 increased $4.5 million compared to the same period a year ago and included $1.4 million of expense that was accrued for product benefits that we have determined were not properly credited to certain clients in prior periods.

Income Taxes. In the quarter ended June 30, 2016, we recognized $10.8 million in income tax expense for an effective tax rate of 34.1%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 37.2%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the state income tax rates. For the quarter ended June 30, 2015, we recognized $6.6 million in income tax expense for an effective tax rate of 33.3%. For the six months ended June 30, 2016, we recognized $20.0 million in income tax expense for an effective tax rate of 34.1% compared to $12.8 million in income tax expense for an effective tax rate of 33.5% for the six months ended June 30, 2015. For more discussion on our income taxes, please refer to Note 10 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Non-Performing Assets:  Non-performing assets increased to $31.7 million, or 0.32% of total assets, at June 30, 2016, from $27.1 million, or 0.28% of total assets, at December 31, 2015, and $29.4 million, or 0.57% of total assets, at June 30, 2015. Our allowance for loan losses was $81.3 million, or 321% of non-performing loans at June 30, 2016, compared to $78.0 million, or 512% of non-performing loans at December 31, 2015 and $77.3 million, or 332% of non-performing loans at June 30, 2015.  We believe our level of non-performing loans and assets is manageable and continue to believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion. The primary components of the $31.7 million in non-performing assets were $24.1 million in nonaccrual loans, $1.2 million in loans more than 90 days delinquent and still accruing interest, and $6.4 million in REO and other repossessed assets.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At June 30, 2016, we had $18.8 million of restructured loans currently performing under their restructured terms.

Loans acquired in the merger transactions with deteriorated credit quality are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $45.4 million at June 30, 2016, compared to $58.6 million at December 31, 2015 and $5.5 million at June 30, 2015.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$11,753	$3,751	$1,072
Multifamily	31	—	—
Construction and land	1,738	2,260	3,153
One- to four-family	3,512	4,700	5,662
Commercial business	1,426	2,159	179
Agricultural business, including secured by farmland	4,459	697	1,560
Consumer	1,165	703	861
	24,084	14,270	12,487
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	1,835
Multifamily	—	—	570
Construction and land	—	—	5,951
One- to four-family	896	899	1,976
Commercial business	—	8	—
Consumer	337	45	472
	1,233	952	10,804
Total non-performing loans	25,317	15,222	23,291
REO, net (2)	6,147	11,627	6,105
Other repossessed assets held for sale	256	268	—
Total non-performing assets	$31,720	$27,117	$29,396

Total non-performing loans to loans before allowance for loan losses	0.35%	0.21%	0.55%
Total non-performing loans to total assets	0.26%	0.16%	0.45%
Total non-performing assets to total assets	0.32%	0.28%	0.57%

Restructured loans (3)	$20,017	$21,777	$26,114

Loans 30-89 days past due and on accrual (4)	$14,447	$18,834	$4,185

(1)
Includes $1.2 million of nonaccrual restructured loans at June 30, 2016. For the quarter ended June 30, 2016, $450,000 in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

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

In addition to the non-performing loans and purchased credit-impaired loans as of June 30, 2016, we had other classified loans with an aggregate outstanding balance of $54.0 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

REO: REO decreased $5.5 million, to $6.1 million at June 30, 2016, compared to $11.6 million at December 31, 2015. The following table shows REO activity for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended		Six Months Ended
	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Balance, beginning of period	$7,207	$4,922	$11,627	$3,352
Additions from loan foreclosures	376	1,473	378	2,141
Additions from acquisitions	—	—	400	2,525
Additions from capitalized costs	—	298	—	298
Proceeds from dispositions of REO	(1,656)	(511)	(6,322)	(2,249)
Gain on sale of REO	651	105	700	220
Valuation adjustments in the period	(431)	(182)	(636)	(182)
Balance, end of period	$6,147	$6,105	$6,147	$6,105

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the six months ended June 30, 2016 and June 30, 2015, our loan originations exceeded our loan repayments by $479.0 million and $353.6 million, respectively. During those periods we purchased loans of $149.2 million and $120.6 million, respectively. This activity was funded primarily by sales of loans and FHLB advances in 2016 and increased deposits and sales of loans in 2015. During the six months ended June 30, 2016 and June 30, 2015, we received proceeds of $568.7 million and $313.7 million, respectively, from the sale of loans. Securities purchased during the six months ended June 30, 2016 and June 30, 2015 totaled $255.8 million and $62.4 million, respectively, and securities repayments, maturities and sales in those periods were $96.0 million and $104.8 million, respectively.

Our primary financing activity is gathering deposits. Largely as a result of seasonal factors and a planned decrease in certificates of deposit, total deposits decreased by $135.3 million during the first six months of 2016. Certificates of deposit are generally more vulnerable to competition and price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2016, certificates of deposit amounted to $1.21 billion, or 15% of our total deposits, including $899.2 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) increased $192.0 million from December 31, 2015 to $325.4 million at June 30, 2016, and increased $325.1 million from June 30, 2015. Other borrowings increased $14.0 million from December 31, 2015 to $112.3 million at June 30, 2016 and increased $17.8 million from one year ago.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2016 and 2015, we used our sources of funds primarily to fund loan commitments, purchase securities, and pay maturing savings certificates and deposit withdrawals. At June 30, 2016, we had outstanding loan commitments totaling $2.32 billion, including undisbursed loans in process and unused credit lines totaling $2.21 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at June 30, 2016 provided for advances that in the aggregate would equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $2.09 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $28.6 million.  Advances under these credit facilities (excluding fair value adjustments) totaled

$325.2 million at June 30, 2016. In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $1.03 billion as of June 30, 2016, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at June 30, 2016 or December 31, 2015.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At June 30, 2016, the Company on an unconsolidated basis had liquid assets of $67.0 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30, 2016, total shareholders' equity increased $38.5 million, or 3%, to $1.34 billion.  Total equity at June 30, 2016 is entirely attributable to voting and non voting common stock and retained earnings.  At June 30, 2016, tangible common shareholders’ equity, which excludes other goodwill and other intangible assets, was $1.06 billion, or 11.00% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, the Banks will have to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. At June 30, 2016, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2016, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,170,090	13.52%	$692,538	8.00%	$865,672	10.00%
Tier 1 capital to risk-weighted assets	1,085,123	12.54	519,403	6.00	519,403	6.00
Tier 1 leverage capital to average assets	1,085,123	11.43	379,622	4.00	n/a	n/a
Common equity tier 1 capital	1,025,640	11.85	389,552	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,055,434	12.48	676,515	8.00	845,644	10.00
Tier 1 capital to risk-weighted assets	972,695	11.50	507,386	6.00	676,515	8.00
Tier 1 leverage capital to average assets	972,695	10.56	368,422	4.00	460,527	5.00
Common equity tier 1 capital	972,695	11.50	380,539	4.50	549,668	6.50
Islanders Bank
Total capital to risk-weighted assets	39,344	19.94	15,799	8.00	19,749	10.00
Tier 1 capital to risk-weighted assets	37,116	18.79	11,850	6.00	15,799	8.00
Tier 1 leverage capital to average assets	37,116	13.39	11,087	4.00	13,859	5.00
Common equity tier 1 capital	37,116	18.79	8,879	4.50	12,825	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of June 30, 2016, our loans with interest rate floors totaled approximately $2.46 billion and had a weighted average floor rate of 4.62% compared to a current average note rate of 4.78%. An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits. By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid. As a result, a prolonged period of very low interest rates will likely result in further compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a further prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth, as of June 30, 2016, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$(8,629)	(2.4)%	$9	1.30%	$36	3.0%
+300	(6,373)	(1.8)	8	1.10	58	4.9
+200	(4,251)	(1.2)	6	0.80	68	5.7
+100	(2,054)	(0.6)	4	0.50	61	5.1
0	—	—	—	—	—	—
-25	(353)	(0.1)	(3)	(0.40)	(60)	(5.1)
-50	(4,789)	(1.3)	(15)	(2.10)	(158)	(13.3)

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2016 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2016, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $820 million, representing a one-year cumulative gap to total assets ratio of 8.27%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2016 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$390,264	$22,379	$50,816	$7,478	$939	$207	$472,083
Fixed-rate mortgage loans	210,703	143,151	429,209	243,520	349,745	136,032	1,512,360
Adjustable-rate mortgage loans	1,010,570	388,855	1,118,684	608,090	242,739	5,281	3,374,219
Fixed-rate mortgage-backed securities	130,670	104,329	291,727	165,430	174,791	84,324	951,271
Adjustable-rate mortgage-backed securities	—	—	—	—	—	—	—
Fixed-rate commercial/agricultural loans	91,471	77,762	179,968	87,476	40,054	21,158	497,889
Adjustable-rate commercial/agricultural loans	881,953	22,954	63,951	39,435	2,949	—	1,011,242
Consumer and other loans	466,323	36,126	69,123	22,752	17,087	1,680	613,091
Investment securities and interest-earning deposits	150,174	19,779	74,433	113,174	121,686	57,449	536,695
Total rate sensitive assets	3,332,128	815,335	2,277,911	1,287,355	949,990	306,131	8,968,850
Interest-bearing liabilities: (2)
Regular savings	198,228	198,228	462,531	462,531	—	—	1,321,518
Interest checking accounts	132,729	124,661	290,875	290,875	—	—	839,140
Money market deposit accounts	767,488	460,493	306,995	—	—	—	1,534,976
Certificates of deposit	562,558	305,285	250,574	86,103	3,197	49	1,207,766
FHLB advances	300,000	25,000	—	—	183	—	325,183
Other borrowings	5,000	—	—	—	—	—	5,000
Junior subordinated debentures	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	107,309	—	—	—	—	—	107,309
Total rate sensitive liabilities	2,213,524	1,113,667	1,310,975	839,509	3,380	49	5,481,104
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$1,118,604	$(298,332)	$966,936	$447,846	$946,610	$306,082	$3,487,746
Cumulative excess (deficiency) of interest-sensitive assets	$1,118,604	$820,272	$1,787,208	$2,235,054	$3,181,664	$3,487,746	$3,487,746
Cumulative ratio of interest-earning assets to interest-bearing liabilities	150.53%	124.65%	138.53%	140.80%	158.05%	163.63%	163.63%
Interest sensitivity gap to total assets	11.28%	(3.01)%	9.75%	4.52%	9.55%	3.09%	35.17%
Ratio of cumulative gap to total assets	11.28%	8.27%	18.02%	22.54%	32.09%	35.17%	35.17%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(994) million, or (10.02)% of total assets at June 30, 2016.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2016:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
April 1, 2016 - April 30, 2016	—	$—	n/a	0
May 1, 2016 - May 31, 2016	—	—	n/a	0
June 1, 2016 - June 30, 2016	4,857	43.84	n/a	0
Total for quarter	4,857	43.84	n/a	—

The 4,857 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 5, 2016	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2016	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)