Form 10-Q
period 2016-09-30
BANNER CORP
filed 2016-11-07
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________

 Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of October 31, 2016
Common Stock, $.01 par value per share			33,424,524 shares
Non-voting Common Stock, $.01 par value per share			88,478 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected revenues, cost savings, synergies and other benefits from the merger and successful integration of Banner Bank and AmericanWest Bank (AmericanWest) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customers, systems and employee retention, might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in economic conditions in general and in Washington, Idaho, Oregon, Utah and California in particular; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of safety and soundness and compliance examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action against us or any of our bank subsidiaries which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans and securities on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; future goodwill impairment due to changes in our business, changes in market conditions, or other factors; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies and changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock and non-voting common stock, and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission, including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2016 and December 31, 2015

ASSETS	September 30 2016	December 31 2015
Cash and due from banks	$161,710	$117,657
Interest bearing deposits	84,207	144,260
Total cash and cash equivalents	245,917	261,917
Securities—trading, amortized cost $36,119 and $39,344, respectively	30,889	34,134
Securities—available-for-sale, amortized cost $993,913 and $1,139,740, respectively	1,006,414	1,138,573
Securities—held-to-maturity, fair value $283,303 and $226,627, respectively	271,975	220,666
Federal Home Loan Bank (FHLB) stock	12,826	16,057
Loans held for sale	123,144	44,712
Loans receivable	7,398,637	7,314,504
Allowance for loan losses	(84,220)	(78,008)
Net loans	7,314,417	7,236,496
Accrued interest receivable	30,345	29,627
Real estate owned (REO), held for sale, net	4,717	11,627
Property and equipment, net	167,621	167,604
Goodwill	244,583	247,738
Other intangibles, net	31,934	37,472
Bank-owned life insurance (BOLI)	158,831	156,865
Deferred tax assets, net	124,830	134,970
Other assets	72,585	57,840
Total assets	$9,841,028	$9,796,298
LIABILITIES
Deposits:
Non-interest-bearing	$3,190,293	$2,619,618
Interest-bearing transaction and savings accounts	3,798,668	4,081,580
Interest-bearing certificates	1,123,011	1,353,870
Total deposits	8,111,972	8,055,068
Advances from FHLB at fair value	62,342	133,381
Other borrowings	108,911	98,325
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	94,364	92,480
Accrued expenses and other liabilities	92,783	76,511
Deferred compensation	39,385	40,474
Total liabilities	8,509,757	8,496,239
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 33,778,833 shares issued and outstanding at September 30, 2016; 32,817,789 shares issued and outstanding at December 31, 2015	1,241,816	1,195,755
Common stock (non-voting) and paid in capital- $0.01 par value per share, 5,000,000 shares authorized; 88,478 shares issued and outstanding at September 30, 2016; 1,424,466 shares issued and outstanding at December 31, 2015	1,389	65,419
Retained earnings	80,053	39,615
Carrying value of shares held in trust for stock related compensation plans	(7,241)	(6,928)
Liability for common stock issued to deferred, stock related, compensation plans	7,241	6,928
Accumulated other comprehensive income (loss)	8,013	(730)
Total shareholders' equity	1,331,271	1,300,059
Total liabilities & shareholders' equity	$9,841,028	$9,796,298
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME:
Loans receivable	$89,805	$51,749	$265,697	$149,192
Mortgage-backed securities	4,803	1,307	15,467	3,609
Securities and cash equivalents	3,241	1,737	9,306	5,138
Total interest income	97,849	54,793	290,470	157,939
INTEREST EXPENSE:
Deposits	2,784	1,738	8,501	5,240
FHLB advances	256	4	874	24
Other borrowings	82	47	234	137
Junior subordinated debentures	1,019	816	2,962	2,357
Total interest expense	4,141	2,605	12,571	7,758
Net interest income	93,708	52,188	277,899	150,181
PROVISION FOR LOAN LOSSES	2,000	—	4,000	—
Net interest income after provision for loan losses	91,708	52,188	273,899	150,181
NON-INTEREST INCOME:
Deposit fees and other service charges	12,927	9,746	36,957	27,435
Mortgage banking operations	8,141	4,426	20,409	13,238
Bank-owned life insurance (BOLI)	1,333	550	3,646	1,441
Miscellaneous	1,344	489	3,936	1,623
	23,745	15,211	64,948	43,737
Net gain (loss) on sale of securities	891	—	531	(537)
Net change in valuation of financial instruments carried at fair value	(1,124)	(1,113)	(1,472)	735
Total non-interest income	23,512	14,098	64,007	43,935
NON-INTEREST EXPENSE:
Salary and employee benefits	44,758	27,026	136,497	78,057
Less capitalized loan origination costs	(4,953)	(3,747)	(14,110)	(10,372)
Occupancy and equipment	10,979	6,470	32,419	18,833
Information/computer data services	4,836	2,219	14,607	6,744
Payment and card processing expenses	5,878	4,168	16,164	10,926
Professional services	2,258	951	5,736	2,489
Advertising and marketing	2,282	1,959	6,489	5,767
Deposit insurance	890	713	3,539	1,905
State/municipal business and use taxes	956	475	2,564	1,383
REO operations	(21)	(2)	513	190
Amortization of core deposit intangibles	1,724	286	5,339	1,268
Miscellaneous	7,785	3,972	22,311	11,416
	77,372	44,490	232,068	128,606
Acquisition-related costs	1,720	2,207	10,945	7,741
Total non-interest expense	79,092	46,697	243,013	136,347
Income before provision for income taxes	36,128	19,589	94,893	57,769
PROVISION FOR INCOME TAXES	12,277	6,642	32,312	19,440
NET INCOME	$23,851	$12,947	$62,581	$38,329
Earnings per common share:
Basic	$0.70	$0.62	$1.84	$1.88
Diluted	$0.70	$0.62	$1.83	$1.87
Cumulative dividends declared per common share	$0.23	$0.18	$0.65	$0.54
Weighted average number of common shares outstanding:
Basic	34,045,225	20,755,394	34,050,459	20,417,601
Diluted	34,124,611	20,821,377	34,104,875	20,467,609
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME	$23,851	$12,947	$62,581	$38,329
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	(4,659)	1,169	14,043	2,051
Income tax benefit (expense) related to available-for-sale securities unrealized holding gain or loss	1,677	(421)	(5,060)	(738)
Reclassification for net gains on available-for-sale securities realized in earnings	(735)	—	(376)	(125)
Income tax expense related to available-for-sale securities realized gains	265	—	136	45
Other comprehensive income (loss)	(3,452)	748	8,743	1,233
COMPREHENSIVE INCOME	$20,399	$13,695	$71,324	$39,562

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Nine Months Ended September 30, 2016 and the Year Ended December 31, 2015

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2015	19,571,548	$568,882	$14,264	$(258)	$582,888
Net income			45,222		45,222
Other comprehensive income, net of income tax				(472)	(472)
Accrual of dividends on common stock ($0.72/share cumulative)			(19,871)		(19,871)
Proceeds from issuance of common stock for shareholder reinvestment program	810	34			34
Issuance of restricted stock, net, and recognition of share-based compensation	120,043	3,088			3,088
Issuance of shares for acquisitions	14,549,854	688,773			688,773
Excess tax benefit on stock-based compensation		397			397
Balance, December 31, 2015	34,242,255	$1,261,174	$39,615	$(730)	$1,300,059

Balance, January 1, 2016	34,242,255	$1,261,174	$39,615	$(730)	$1,300,059
Net income			62,581		62,581
Other comprehensive income, net of income tax				8,743	8,743
Accrual of dividends on common stock ($0.65/share cumulative)			(22,143)		(22,143)
Repurchase of common stock under the terms of the repurchase plan	(484,350)	(21,098)			(21,098)
Issuance of restricted stock, net, and recognition of share-based compensation	109,406	3,129			3,129
Balance, September 30, 2016	33,867,311	$1,243,205	$80,053	$8,013	$1,331,271

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$62,581	$38,329
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	9,219	6,279
Deferred income and expense, net of amortization	419	2,194
Amortization of core deposit intangibles	5,339	1,268
(Gain) loss on sale of securities	(531)	537
Net change in valuation of financial instruments carried at fair value	1,472	(735)
Purchases of securities—trading	(1,725)	(6,337)
Proceeds from sales of securities—trading	1,682	2,485
Principal repayments and maturities of securities—trading	3,527	7,905
Decrease in deferred taxes	10,747	97
Increase in current taxes payable	2,108	2,800
Equity-based compensation	3,129	1,944
Increase in cash surrender value of BOLI	(3,628)	(1,425)
Gain on sale of loans, net of capitalized servicing rights	(14,583)	(8,139)
Gain on disposal of real estate held for sale and property and equipment	(748)	(338)
Provision for loan losses	4,000	—
Provision for losses on real estate held for sale	804	216
Origination of loans held for sale	(753,714)	(455,178)
Proceeds from sales of loans held for sale	691,355	462,967
Net change in:
Other assets	(20,428)	(5,888)
Other liabilities	13,560	1,625
Net cash provided from operating activities	14,585	50,606
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(242,222)	(93,508)
Principal repayments and maturities of securities—available-for-sale	143,244	57,301
Proceeds from sales of securities—available-for-sale	233,252	40,293
Purchases of securities—held-to-maturity	(60,344)	(11,490)
Principal repayments and maturities of securities—held-to-maturity	7,458	9,609
Loan originations, net of principal repayments	(34,328)	(78,947)
Purchases of loans and participating interest in loans	(230,778)	(243,282)
Proceeds from sales of other loans	193,939	29,238
Net cash received from acquisitions	—	78,599
Purchases of property and equipment	(9,223)	(9,847)
Proceeds from sale of real estate held for sale, net	8,021	3,155
Proceeds from FHLB stock repurchase program	70,237	21,453
Purchase of FHLB stock	(67,006)	(648)
Other	1,922	241
Net cash provided from (used by) investing activities	14,172	(197,833)
FINANCING ACTIVITIES:
Increase in deposits, net	56,904	172,298
Repayment of FHLB advances	(70,607)	(15,806)
Increase in other borrowings, net	10,586	10,899
Cash dividends paid	(20,542)	(11,031)
Cash proceeds from issuance of common stock for shareholder reinvestment plan	—	34
Cash paid for the repurchase of common stock	(21,098)	—
Net cash (used by) provided from financing activities	(44,757)	156,394
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,000)	9,167
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	261,917	126,072
CASH AND CASH EQUIVALENTS, END OF PERIOD	$245,917	$135,239

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$12,781	$7,825
Taxes paid, net of refunds received in cash	23,751	16,491
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	758	3,251
ACQUISITIONS (Note 3):
Assets acquired	—	370,306
Liabilities assumed	—	327,548

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

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2016 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2015 Consolidated Financial Statements and/or schedules to conform to the 2016 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.  There have been no significant changes in our application of accounting policies during the first nine months of 2016.

During the nine months ended September 30, 2016, the 1.3 million shares of non-voting common stock issued in connection with the acquisition of Starbuck Bancshares, Inc. and its subsidiary, AmericanWest Bank were sold by the original holder of the shares. These shares contained a provision where they would automatically convert from non-voting to voting upon a permitted transfer of the shares. Therefore, these shares are included in Banner's voting common stock outstanding as of September 30, 2016.

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

Derivatives and Hedging (Topic 815)

In March 2016, FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 (Derivatives and Hedging) does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. At September 30, 2016, Banner had four swap relationships using hedge accounting with a total market value of $868,000. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Statement of Cash Flows (Topic 230)

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. There is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other Topics. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Those eight issues are 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. Current GAAP either is unclear or does not include specific guidance on these eight cash flow classification issues. These amendments provide guidance for each of the eight issues, thereby reducing current and potential future diversity in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Acquisition of Starbuck Bancshares, Inc.
Effective as of the close of business on October 1, 2015, the Company acquired Starbuck Bancshares, Inc. and its subsidiary, AmericanWest Bank (AmericanWest), a Washington state chartered commercial bank headquartered in Spokane, Washington with 98 branches serving markets in Washington, Oregon, Idaho, California and Utah. On that date, Starbuck merged with and into Banner and AmericanWest merged with and into Banner Bank. The merged banks are operating as Banner Bank. Pursuant to the previously announced terms of the merger, the equity holders of Starbuck received an aggregate of $130.0 million in cash and 13.23 million shares of Banner voting common stock and non-voting common stock. The acquisition provided $4.46 billion in assets, $3.64 billion in deposits and $3.00 billion in loans to Banner. At the closing date, the combined company had approximately $9.9 billion in assets and 203 branches.

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

The following table presents certain unaudited pro forma information for illustrative purposes only, for the three and nine months ended September 30, 2015 as if Starbuck had been acquired on January 1, 2014. This unaudited estimated pro forma financial information combines the historical results of Starbuck with the Company’s consolidated historical results. Pro forma adjustments include accretion of loan discount, accretion of investment premiums, amortization of deposit premium, amortization of CDI, reversal of acquisition expense, and reversal of historical recorded amounts for similar items, with all adjustments tax effected. The pro forma information is not indicative of what would have occurred had the acquisition actually occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2014. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Banner expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands except per share amounts):

	Pro Forma
	Three months ended September 30	Nine months ended September 30
	2015	2015
Total revenues (net interest income plus non-interest income)	$117,141	$345,454
Net income	$26,289	$70,225
Earnings per share - basic	$0.81	$2.09
Earnings per share - diluted	$0.81	$2.08
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

The following table presents certain unaudited pro forma information for illustrative purposes only, for the three and nine months ended September 30, 2015 as if Siuslaw had been acquired on January 1, 2014. This unaudited estimated pro forma financial information combines the historical results of Siuslaw with the Company’s consolidated historical results. Pro forma adjustments include accretion of loan discount, accretion of investment premiums, amortization of deposit premium, amortization of CDI, reversal of acquisition expense, and reversal of historical recorded amounts for similar items, with all adjustments tax effected. The pro forma information is not indicative of what would have occurred had the acquisition actually occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2014. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Banner expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands except per share amounts):

	Pro Forma
	Three Months Ended September 30	Nine Months Ended September 30,
	2015	2015
Total revenues (net interest income plus non-interest income)	$66,286	$197,048
Net income	$12,947	$38,714
Earnings per share - basic	$0.62	$1.87
Earnings per share - diluted	$0.62	$1.86

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

Acquisition-Related Costs

The following tables present the key components of acquisition-related costs in connection with the acquisition of Siuslaw and the acquisition of Starbuck, including AmericanWest, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Acquisition-related costs recognized in non-interest expenses:
Personnel severance/retention fees	$16	$227	$1,304	$443
Branch consolidation and other occupancy expenses	94	5	2,517	55
Client communications	527	151	904	221
Information/computer data services	459	301	2,409	807
Payment and processing expenses	—	16	—	16
Professional services	687	1,185	2,138	5,411
Miscellaneous	(63)	322	1,673	788
	$1,720	$2,207	$10,945	$7,741

Siuslaw	$1	$340	95	1,867
Starbuck	1,719	1,867	10,850	5,874
	$1,720	$2,207	$10,945	$7,741

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,366
Municipal bonds	331			336
Corporate bonds	26,916			20,925
Mortgage-backed or related securities	7,628			8,173
Equity securities	14			89
	$36,119			$30,889
Available-for-Sale:
U.S. Government and agency obligations	$57,900	$298	$(28)	$58,170
Municipal bonds	142,234	3,236	(69)	145,401
Corporate bonds	10,386	39	(52)	10,373
Mortgage-backed or related securities	753,344	10,094	(786)	762,652
Asset-backed securities	29,961	21	(262)	29,720
Equity securities	88	10	—	98
	$993,913	$13,698	$(1,197)	$1,006,414
Held-to-Maturity:
U.S. Government and agency obligations	$1,076	$—	$(2)	$1,074
Municipal bonds:	199,606	8,841	(12)	208,435
Corporate bonds	4,162	—	—	4,162
Mortgage-backed or related securities	67,131	2,501	—	69,632
	$271,975	$11,342	$(14)	$283,303

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,368
Municipal bonds	332			341
Corporate bonds	25,063			18,699
Mortgage-backed or related securities	12,705			13,663
Equity securities	14			63
	$39,344			$34,134
Available-for-Sale:
U.S. Government and agency obligations	$30,211	$213	$(193)	$30,231
Municipal bonds	142,898	853	(432)	143,319
Corporate bonds	15,937	56	(12)	15,981
Mortgage-backed or related securities	919,318	4,056	(5,115)	918,259
Asset-backed securities	31,288	—	(603)	30,685
Equity securities	88	10	—	98
	$1,139,740	$5,188	$(6,355)	$1,138,573
Held-to-Maturity:
U.S. Government and agency obligations	$1,106	$5	$—	$1,111
Municipal bonds:	162,778	6,219	(191)	168,806
Corporate bonds	4,273	—	—	4,273
Mortgage-backed or related securities	52,509	253	(325)	52,437
	$220,666	$6,477	$(516)	$226,627

At September 30, 2016 and December 31, 2015, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows (in thousands):

	September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$5,784	$(16)	$1,078	$(12)	$6,862	$(28)
Municipal bonds	18,503	(67)	1,060	(2)	19,563	(69)
Corporate bonds	5,334	(52)	—	—	5,334	(52)
Mortgage-backed or related securities	152,276	(600)	32,760	(186)	185,036	(786)
Asset-backed securities	—	—	19,667	(262)	19,667	(262)
	$181,897	$(735)	$54,565	$(462)	$236,462	$(1,197)
Held-to-Maturity
U.S. Government and agency obligations	$1,074	$(2)	$—	$—	$1,074	$(2)
Municipal bonds	$4,494	$(12)	$—	$—	$4,494	$(12)
	$5,568	$(14)	$—	$—	$5,568	$(14)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$8,707	$(97)	$10,489	$(96)	$19,196	$(193)
Municipal bonds	69,848	(426)	905	(6)	70,753	(432)
Corporate bonds	5,153	(12)	—	—	5,153	(12)
Mortgage-backed or related securities	533,143	(4,380)	68,562	(735)	601,705	(5,115)
Asset-backed securities	20,893	(355)	9,792	(248)	30,685	(603)
	$637,744	$(5,270)	$89,748	$(1,085)	$727,492	$(6,355)
Held-to-Maturity
Municipal bonds	$28,545	$(188)	$254	$(3)	$28,799	$(191)
Mortgage-backed or related securities	34,493	(323)	255	(2)	34,748	(325)
	$63,038	$(511)	$509	$(5)	$63,547	$(516)

At September 30, 2016, there were 91 securities—available-for-sale with unrealized losses, compared to 242 at December 31, 2015.  At September 30, 2016, there were six securities—held-to-maturity with unrealized losses, compared to 32 at December 31, 2015.  Management does not believe that any individual unrealized loss as of September 30, 2016, or December 31, 2015 represented other-than-temporary impairment (OTTI).  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

Sales of securities—trading totaled $1.7 million with a resulting net gain of $156,000 for the nine months ended September 30, 2016 compared to $2.5 million with a resulting net loss of $690,000 for the nine months ended September 30, 2015. The Company did not recognize any OTTI charges or recoveries on securities—trading during the nine months ended September 30, 2016, or the nine months ended September 30, 2015. There were no securities—trading in a nonaccrual status at September 30, 2016, or December 31, 2015.  Net unrealized holding gains of $112,000 were recognized during the nine months ended September 30, 2016.

Sales of securities—available-for-sale totaled $233.3 million with a resulting net gain of $374,000 for the nine months ended September 30, 2016.  Sales of securities—available-for-sale totaled $40.3 million with a resulting net gain of $126,000 for the nine months ended September 30, 2015. There were no securities—available-for-sale in a nonaccrual status at September 30, 2016 or December 31, 2015.

There were no sales of securities—held-to-maturity during the nine months ended September 30, 2016, or September 30, 2015. There were no securities—held-to-maturity in a nonaccrual status at September 30, 2016 or December 31, 2015.

The amortized cost and estimated fair value of securities at September 30, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2016
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$13,178	$13,175	$2,561	$2,583
Maturing after one year through five years	5,668	5,969	179,161	180,625	15,252	15,500
Maturing after five years through ten years	3,245	3,596	203,970	206,203	112,199	116,736
Maturing after ten years through twenty years	276	310	240,518	244,927	96,601	102,641
Maturing after twenty years	26,916	20,925	356,998	361,386	45,362	45,843
	36,105	30,800	993,825	1,006,316	271,975	283,303
Equity securities	14	89	88	98	—	—
	$36,119	$30,889	$993,913	$1,006,414	$271,975	$283,303

The following table presents, as of September 30, 2016, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	September 30, 2016
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$204,765	$203,838	$213,382
Interest rate swap counterparties	24,754	24,669	25,501
Repurchase agreements	126,873	125,666	127,958
Other	1,890	1,884	1,889
Total pledged securities	$358,282	$356,057	$368,730

Note 5: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at September 30, 2016 and December 31, 2015 are summarized as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,340,577	18.1%	$1,327,807	18.2%
Investment properties	1,918,639	25.9	1,765,353	24.1
Multifamily real estate	266,883	3.6	472,976	6.5
Commercial construction	135,487	1.8	72,103	1.0
Multifamily construction	105,669	1.4	63,846	0.9
One- to four-family construction	363,586	4.9	278,469	3.8
Land and land development:
Residential	162,029	2.2	126,773	1.7
Commercial	30,556	0.4	33,179	0.5
Commercial business	1,187,848	16.1	1,207,944	16.5
Agricultural business, including secured by farmland	383,275	5.2	376,531	5.1
One- to four-family residential	846,899	11.5	952,633	13.0
Consumer:
Consumer secured by one- to four-family	497,643	6.7	478,420	6.5
Consumer—other	159,546	2.2	158,470	2.2
Total loans	7,398,637	100.0%	7,314,504	100.0%
Less allowance for loan losses	(84,220)		(78,008)
Net loans	$7,314,417		$7,236,496

Loan amounts are net of unearned loan fees in excess of unamortized costs of $5.6 million as of September 30, 2016 and $5.5 million as of December 31, 2015. Net loans include net discounts on acquired loans of $34.9 million and $43.7 million as of September 30, 2016 and December 31, 2015, respectively.

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of purchased credit-impaired loans, excluding acquisition accounting adjustments, was $57.3 million at September 30, 2016 and $83.4 million at December 31, 2015. The carrying balance of purchased credit-impaired loans was $38.7 million at September 30, 2016 and $58.6 million at December 31, 2015.
The following table presents the changes in the accretable yield for purchased credit-impaired loans for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$11,035	$2,149	$10,375	$—
Additions	—	—	—	2,239
Accretion to interest income	(1,811)	(68)	(6,349)	(158)
Disposals	(899)	—	(1,018)	—
Reclassifications from non-accretable difference	1,120	—	6,437	—
Balance, end of period	$9,445	$2,081	$9,445	$2,081

As of September 30, 2016 and December 31, 2015, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $19.2 million and $29.5 million, respectively.

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

The following tables provide information on impaired loans, excluding PCI loans, with and without allowance reserves at September 30, 2016 and December 31, 2015. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	September 30, 2016
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$1,589	$—	$1,541	$105
Investment properties	17,537	9,691	7,431	739
Multifamily real estate	541	—	529	69
One- to four-family construction	1,176	—	1,176	157
Land and land development:
Residential	3,119	750	1,213	236
Commercial	1,608	997	—	—
Commercial business	3,398	1,057	2,228	346
Agricultural business/farmland	4,452	3,896	476	30
One- to four-family residential	12,262	1,878	10,045	451
Consumer:
Consumer secured by one- to four-family	1,591	—	1,547	11
Consumer—other	490	7	485	3
	$47,763	$18,276	$26,671	$2,147

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$1,465	$—	$1,416	$70
Investment properties	8,740	2,503	5,846	602
Multifamily real estate	359	—	357	71
Commercial construction	1,141	1,069	—	—
One- to four-family construction	1,741	—	1,741	161
Land and land development:
Residential	3,540	750	1,634	444
Commercial	1,628	1,027	—	—
Commercial business	2,266	538	1,184	150
Agricultural business/farmland	1,309	544	697	43
One- to four-family residential	17,897	2,206	14,418	736
Consumer:
Consumer secured by one- to four-family	776	—	716	23
Consumer—other	433	—	351	7
	$41,295	$8,637	$28,360	$2,307

(1)	Loans without an allowance reserve have been individually evaluated for impairment and that evaluation concluded that no reserve was needed.

(2)
Includes general reserves for loans evaluated in pools of homogeneous loans and loans with a specific allowance reserve. Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,544	$3	$1,584	$3
Investment properties	19,046	74	8,399	76
Multifamily real estate	529	27	362	3
One- to four-family construction	1,176	3	2,530	29
Land and land development:
Residential	1,964	20	2,400	9
Commercial	997	—	1,783	—
Commercial business	4,283	16	1,813	8
Agricultural business/farmland	4,973	6	977	10
One- to four-family residential	11,973	131	18,558	124
Consumer:
Consumer secured by one- to four-family	1,894	5	814	1
Consumer—other	512	3	314	2
	$49,891	$288	$39,534	$265

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,673	$9	$1,674	$8
Investment properties	19,775	224	7,890	228
Multifamily real estate	518	36	364	14
One- to four-family construction	1,151	56	2,385	87
Land and land development:
Residential	1,971	63	2,412	40
Commercial	1,005	—	1,861	—
Commercial business	4,470	28	1,699	27
Agricultural business/farmland	4,824	19	905	19
One- to four-family residential	12,193	358	19,349	503
Consumer:
Consumer secured by one- to four-family	1,913	13	894	8
Consumer—other	572	10	353	12
	$51,065	$816	$39,786	$946

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

The following tables present TDRs at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$181	$99	$280
Investment properties	5,706	—	5,706
Multifamily real estate	351	—	351
One- to four-family construction	1,176	—	1,176
Land and land development:
Residential	1,213	—	1,213
Commercial business	434	—	434
Agricultural business, including secured by farmland	616	87	703
One- to four-family residential	7,657	960	8,617
Consumer:
Consumer secured by one- to four-family	144	8	152
Consumer—other	171	—	171
	$17,649	$1,154	$18,803

	December 31, 2015
	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$181	$104	$285
Investment properties	5,834	13	5,847
Multifamily real estate	357	—	357
One- to four-family construction	1,741	—	1,741
Land and land development:
Residential	1,151	483	1,634
Commercial business	624	—	624
Agricultural business, including secured by farmland	545	277	822
One- to four-family residential	11,025	1,428	12,453
Consumer:
Consumer secured by one- to four-family	147	14	161
Consumer—other	172	—	172
	$21,777	$2,319	$24,096

As of September 30, 2016 and December 31, 2015, the Company had commitments to advance funds related to TDRs up to additional amounts of $133,000 and $237,000, respectively.

No new TDRs occurred during the three and nine months ended September 30, 2016. The following table presents new TDRs that occurred during the three and nine month periods ended September 30, 2015 (dollars in thousands):

	Three Months Ended September 30, 2015			Nine months ended September 30, 2015
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Land and land development—residential	—	$—	$—	2	$1,383	$1,383
One- to four-family residential	—	—	—	3	607	607
Agricultural business/farmland	—	—	—	2	456	456
	—	$—	$—	7	$2,446	$2,446

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

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and nine-month periods ended September 30, 2016 and 2015. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the nine months ended September 30, 2016.

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

The following table shows the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$3,184,915	$264,899	$783,363	$1,140,359	$372,727	$840,609	$654,098	$7,240,970
Special mention	35,144	582	2,966	20,529	2,648	1,026	133	63,028
Substandard	39,157	1,402	10,998	26,960	7,900	5,264	2,951	94,632
Doubtful	—	—	—	—	—	—	7	7
Loss	—	—	—	—	—	—	—	—
Total loans	$3,259,216	$266,883	$797,327	$1,187,848	$383,275	$846,899	$657,189	$7,398,637

Performing loans	$3,217,896	$266,448	$791,427	$1,180,819	$378,713	$842,332	$655,032	$7,332,667
Purchased credit-impaired loans	28,544	258	4,153	4,264	807	301	347	38,674
Non-performing loans (2)	12,776	177	1,747	2,765	3,755	4,266	1,810	27,296
Total loans	$3,259,216	$266,883	$797,327	$1,187,848	$383,275	$846,899	$657,189	$7,398,637

	December 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Total Loans
Risk-rated loans:
Pass (Risk Ratings 1-5) (1)	$3,022,281	$468,467	$558,425	$1,167,933	$354,760	$943,098	$633,734	$7,148,698
Special mention	30,928	138	2,386	25,286	17,526	1,346	22	77,632
Substandard	39,951	4,371	13,559	14,725	4,245	8,189	3,124	88,164
Doubtful	—	—	—	—	—	—	10	10
Loss	—	—	—	—	—	—	—	—
Total loans	$3,093,160	$472,976	$574,370	$1,207,944	$376,531	$952,633	$636,890	$7,314,504

Performing loans	$3,048,424	$470,982	$566,460	$1,198,475	$374,305	$945,968	$636,068	$7,240,682
Purchased credit-impaired loans	40,985	1,994	5,650	7,302	1,529	1,066	74	58,600
Non-performing loans (2)	3,751	—	2,260	2,167	697	5,599	748	15,222
Total loans	$3,093,160	$472,976	$574,370	$1,207,944	$376,531	$952,633	$636,890	$7,314,504

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of September 30, 2016 and December 31, 2015, in the commercial business category, $202.2 million and $150.0 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$638	$2,681	$491	$3,810	$14,921	$1,321,846	$1,340,577	$—	$1,360
Investment properties	504	229	10,912	11,645	13,623	1,893,371	1,918,639	—	11,416
Multifamily real estate	99	—	147	246	258	266,379	266,883	147	30
Commercial construction	—	—	—	—	—	135,487	135,487	—	—
Multifamily construction	—	—	—	—	—	105,669	105,669	—	—
One-to-four-family construction	300	452	—	752	881	361,953	363,586	—	—
Land and land development:
Residential	—	—	750	750	—	161,279	162,029	—	750
Commercial	—	—	997	997	3,272	26,287	30,556	—	997
Commercial business	419	333	2,631	3,383	4,264	1,180,201	1,187,848	—	2,765
Agricultural business, including secured by farmland	3,864	—	3,207	7,071	807	375,397	383,275	—	3,755
One- to four-family residential	488	648	2,683	3,819	301	842,779	846,899	852	3,414
Consumer:
Consumer secured by one- to four-family	1,158	578	816	2,552	80	495,011	497,643	253	1,150
Consumer—other	516	219	323	1,058	267	158,221	159,546	172	235
Total	$7,986	$5,140	$22,957	$36,083	$38,674	$7,323,880	$7,398,637	$1,424	$25,872

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$3,981	$139	$885	$5,005	$24,261	$1,298,541	$1,327,807	$—	$1,235
Investment properties	1,763	132	2,503	4,398	16,724	1,744,231	1,765,353	—	2,516
Multifamily real estate	4	—	—	4	1,994	470,978	472,976	—	—
Commercial construction	—	—	—	—	—	72,103	72,103	—	—
Multifamily construction	771	13	—	784	—	63,062	63,846	—	—
One-to-four-family construction	2,466	220	—	2,686	905	274,878	278,469	—	1,233
Land and land development:
Residential	—	—	747	747	77	125,949	126,773	—	1,027
Commercial	—	96	—	96	4,668	28,415	33,179	—	—
Commercial business	1,844	174	1,024	3,042	7,302	1,197,600	1,207,944	8	2,159
Agricultural business, including secured by farmland	323	729	278	1,330	1,529	373,672	376,531	—	697
One-to four-family residential	620	873	3,811	5,304	1,066	946,263	952,633	899	4,700
Consumer:
Consumer secured by one- to four-family	465	60	38	563	40	477,817	478,420	4	565
Consumer—other	488	155	131	774	34	157,662	158,470	41	138
Total	$12,725	$2,591	$9,417	$24,733	$58,600	$7,231,171	$7,314,504	$952	$14,270

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,149	$1,515	$31,861	$17,758	$2,891	$2,204	$3,743	$1,197	$81,318
Provision for loan losses	(337)	(79)	1,269	(1,351)	80	(404)	348	2,474	2,000
Recoveries	34	—	673	433	(138)	482	73	—	1,557
Charge-offs	—	—	—	(333)	—	(92)	(230)	—	(655)
Ending balance	$19,846	$1,436	$33,803	$16,507	$2,833	$2,190	$3,934	$3,671	$84,220

	For the Nine Months Ended September 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008
Provision for loan losses	(788)	(2,759)	5,404	1,519	(284)	(3,468)	3,536	840	4,000
Recoveries	98	—	1,268	1,775	39	1,052	529	—	4,761
Charge-offs	(180)	—	—	(643)	(567)	(126)	(1,033)	—	(2,549)
Ending balance	$19,846	$1,436	$33,803	$16,507	$2,833	$2,190	$3,934	$3,671	$84,220

	September 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$832	$65	$396	$54	$—	$456	$6	$—	$1,809
Collectively evaluated for impairment	19,014	1,371	33,374	16,453	2,833	1,734	3,928	3,671	82,378
Purchased credit-impaired loans	—	—	33	—	—	—	—	—	33
Total allowance for loan losses	$19,846	$1,436	$33,803	$16,507	$2,833	$2,190	$3,934	$3,671	$84,220

Loan balances:
Individually evaluated for impairment	$16,630	$351	$4,137	$2,026	$2,758	$8,270	$315	$—	$34,487
Collectively evaluated for impairment	3,214,042	266,274	789,037	1,181,558	379,710	838,328	656,527	—	7,325,476
Purchased credit-impaired loans	28,544	258	4,153	4,264	807	301	347	—	38,674
Total loans	$3,259,216	$266,883	$797,327	$1,187,848	$383,275	$846,899	$657,189	$—	$7,398,637

	For the Three Months Ended September 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,948	$4,273	$25,415	$13,184	$2,679	$8,542	$780	$3,508	$77,329
Provision for loan losses	317	90	1,929	(235)	(292)	(635)	330	(1,504)	—
Recoveries	375	—	282	128	146	42	91	—	1,064
Charge-offs	—	—	(352)	(312)	—	(12)	(397)	—	(1,073)
Ending balance	$19,640	$4,363	$27,274	$12,765	$2,533	$7,937	$804	$2,004	$77,320

	For the Nine Months Ended September 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,784	$4,562	$23,545	$12,043	$2,821	$8,447	$483	$5,222	$75,907
Provision for loan losses	333	(312)	2,847	664	(890)	(524)	1,100	(3,218)	—
Recoveries	587	113	1,234	803	1,666	141	369	—	4,913
Charge-offs	(64)	—	(352)	(745)	(1,064)	(127)	(1,148)	—	(3,500)
Ending balance	$19,640	$4,363	$27,274	$12,765	$2,533	$7,937	$804	$2,004	$77,320

	September 30, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$612	$73	$473	$74	$17	$706	$60	$—	$2,015
Collectively evaluated for impairment	19,028	4,290	26,801	12,691	2,516	7,231	744	2,004	75,305
Purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$19,640	$4,363	$27,274	$12,765	$2,533	$7,937	$804	$2,004	$77,320

Loan balances:
Individually evaluated for impairment	$6,182	$361	$6,034	$644	$776	$13,952	$528	$—	$28,477
Collectively evaluated for impairment	1,690,251	198,072	484,241	811,426	241,780	522,373	390,565	—	4,338,708
Purchased credit impaired loans	1,131	441	3,525	—	—	—	312	—	5,409
Total loans	$1,697,564	$198,874	$493,800	$812,070	$242,556	$536,325	$391,405	$—	$4,372,594

Note 6:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of the period	$6,147	$6,105	$11,627	$3,352
Additions from loan foreclosures	156	1,085	534	3,226
Additions from acquisitions	—	—	400	2,525
Additions from capitalized costs	—	—	—	298
Proceeds from dispositions of REO	(1,699)	(906)	(8,021)	(3,155)
Gain on sale of REO	281	113	981	333
Valuation adjustments in the period	(168)	(34)	(804)	(216)
Balance, end of the period	$4,717	$6,363	$4,717	$6,363

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. At September 30, 2016, the Company had $593,000 of foreclosed one- to four-family residential real estate properties held as REO. The recorded investment in one- to four-family residential loans in the process of foreclosure was $1.1 million at September 30, 2016.

Note 7:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At September 30, 2016, intangible assets are comprised of goodwill, CDI, and favorable leasehold intangibles (LHI) acquired in business combinations. Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed annually for impairment. At December 31, 2015, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value. The adjustments to goodwill in 2016 relate to changes in the preliminary goodwill recorded for the AmericanWest acquisition including adjustments to loan discount, deferred taxes and REO valuations. Additions to goodwill during 2015 relate to the AmericanWest and Siuslaw acquisitions. See Note 3, Business Combinations, for additional information on the acquisition and purchase price allocation.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the nine months ended September 30, 2016 and the year ended December 31, 2015 (in thousands):

	Goodwill	CDI	Favorable LHI	Total
Balance, December 31, 2014	$—	$2,831	$—	$2,831
Additions through acquisitions	247,738	37,395	776	285,909
Amortization	—	(3,164)	(66)	(3,230)
Other changes (1)	—	(300)	—	(300)
Balance, December 31, 2015	247,738	36,762	710	285,210
Amortization	—	(5,339)	(199)	(5,538)
Adjustments to goodwill	(3,155)	—	—	(3,155)
Balance, September 30, 2016	$244,583	$31,423	$511	$276,517

(1)	Acquired CDI from AmericanWest was adjusted for a branch that was subsequently sold.

The following table presents the estimated amortization expense with respect to CDI for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2016	$1,722
2017	6,332
2018	5,609
2019	4,889
2020	4,169
Thereafter	8,702
$31,423

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and nine months ended September 30, 2016 and 2015, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.01 billion and $1.86 billion at September 30, 2016 and December 31, 2015, respectively.  Custodial accounts maintained in connection with this servicing totaled $13.7 million and $8.7 million at September 30, 2016 and December 31, 2015, respectively.

An analysis of our mortgage servicing rights for the three and nine months ended September 30, 2016 and 2015 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of the period	$14,276	$12,329	$13,354	$9,030
Additions—amounts capitalized	1,652	1,360	4,371	4,052
Additions—acquired through business combinations	—	—	—	2,172
Amortization (1)	(1,102)	(810)	(2,899)	(2,375)
Balance, end of the period (2)	$14,826	$12,879	$14,826	$12,879

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully amortized if the loan repays in full.

(2)	There was no valuation allowance as of September 30, 2016 and 2015.

Note 8:  DEPOSITS

Deposits consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Non-interest-bearing accounts	$3,190,293	$2,619,618
Interest-bearing checking	853,594	1,159,846
Regular savings accounts	1,387,123	1,284,642
Money market accounts	1,557,951	1,637,092
Total interest-bearing transaction and saving accounts	3,798,668	4,081,580
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	956,968	1,168,495
Certificates of deposit greater than $250,000	166,043	185,375
Total certificates of deposit	1,123,011	1,353,870
Total deposits	$8,111,972	$8,055,068
Included in total deposits:
Public fund transaction and savings accounts	$201,665	$209,430
Public fund interest-bearing certificates	26,734	31,281
Total public deposits	$228,399	$240,711
Total brokered deposits	$60,290	$162,936

Scheduled maturities and repricing of certificate accounts at September 30, 2016 were as follows (in thousands):

September 30, 2016
Certificates which mature or reprice:
Within one year or less	$834,884
After one year through two years	168,280
After two years through three years	58,126
After three years through four years	27,890
After four years through five years	30,226
After five years	3,605
Total certificates of deposit	$1,123,011

Note 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2016 and December 31, 2015, whether or not measured at fair value in the Consolidated Statements of Financial Condition (in thousands):

		September 30, 2016		December 31, 2015
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$245,917	$245,917	$261,917	$261,917
Securities—trading	2,3	30,889	30,889	34,134	34,134
Securities—available-for-sale	2	1,006,414	1,006,414	1,138,573	1,138,573
Securities—held-to-maturity	2,3	271,975	283,303	220,666	226,627
Loans held for sale	2	123,144	124,749	44,712	45,600
Loans receivable	3	7,398,637	7,334,303	7,314,504	7,084,631
FHLB stock	3	12,826	12,826	16,057	16,057
Bank-owned life insurance	1	158,831	158,831	156,865	156,865
Mortgage servicing rights	3	14,826	15,170	13,295	17,370
Derivatives:
Interest rate swaps	2	18,999	18,999	11,984	11,984
Interest rate forward sales commitments	2	1,119	1,119	471	471
Liabilities:
Demand, interest checking and money market accounts	2	5,601,838	5,601,838	5,416,556	5,416,556
Regular savings	2	1,387,123	1,387,123	1,284,642	1,284,642
Certificates of deposit	2	1,123,011	1,109,322	1,353,870	1,332,825
FHLB advances	2	62,342	62,342	133,381	133,381
Other borrowings	2	108,911	108,911	98,325	98,325
Junior subordinated debentures	3	94,364	94,364	92,480	92,480
Derivatives:
Interest rate swaps	2	18,999	18,999	11,984	11,984
Interest rate forward sales commitments	2	540	540	50	50

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency obligations	$—	$1,366	$—	$1,366
Municipal bonds	—	336	—	336
Corporate Bonds (Trust Preferred Securities)	—	—	20,925	20,925
Mortgage-backed or related securities	—	8,173	—	8,173
Equity securities	—	89	—	89
	—	9,964	20,925	30,889
Securities—available-for-sale
U.S. Government and agency obligations	—	58,169	—	58,169
Municipal bonds	—	145,400	—	145,400
Corporate bonds	—	10,373	—	10,373
Mortgage-backed or related securities	—	762,654	—	762,654
Asset-backed securities	—	29,720	—	29,720
Equity securities	—	98	—	98
	—	1,006,414	—	1,006,414

Derivatives
Interest rate swaps	—	18,999	—	18,999
Interest rate lock commitments	—	1,119	—	1,119
	$—	$1,036,496	$20,925	$1,057,421

Liabilities:
Advances from FHLB	$—	$62,342	$—	$62,342
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	94,364	94,364
Derivatives
Interest rate swaps	—	18,999	—	18,999
Interest rate forward sales commitments	—	540	—	540
	$—	$81,881	$94,364	$176,245

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency obligations	$—	$1,368	$—	$1,368
Municipal bonds	—	341	—	341
Corporate Bonds (Trust Preferred Securities)	—	—	18,699	18,699
Mortgage-backed securities	—	13,663	—	13,663
Equity securities	—	63	—	63
	—	15,435	18,699	34,134
Securities—available-for-sale
U.S. Government and agency obligations	—	30,231	—	30,231
Municipal bonds	—	143,319	—	143,319
Corporate bonds	—	15,981	—	15,981
Mortgage-backed securities	—	918,259	—	918,259
Asset-backed securities	—	30,685	—	30,685
Equity securities	—	98	—	98
	—	1,138,573	—	1,138,573
Derivatives
Interest rate swaps	—	11,984	—	11,984
Interest rate lock commitments	—	471	—	471
	$—	$1,166,463	$18,699	$1,185,162

Liabilities:
Advances from FHLB	$—	$133,381	$—	$133,381
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	92,480	92,480
Derivatives
Interest rate swaps	—	11,984	—	11,984
Interest rate forward sales commitments	—	50	—	50
	$—	$145,415	$92,480	$237,895

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016 and December 31, 2015.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2016 and December 31, 2015:

			Weighted Average Rate
Financial Instruments	Valuation Techniques	Unobservable Inputs	September 30, 2016	December 31, 2015
Corporate Bonds (TPS securities)	Discounted cash flows	Discount rate	5.85%	5.61%
Junior subordinated debentures	Discounted cash flows	Discount rate	5.85	5.61
Impaired loans	Discounted cash flows	Discount rate	Various	Various
Impaired loans	Collateral Valuations	Market values	n/a	n/a
REO	Appraisals	Market values	n/a	n/a

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the

Company's junior subordinated debentures at fair value as of September 30, 2016, or the passage of time, will result in negative fair value adjustments. At September 30, 2016, the discount rate utilized was based on a credit spread of 500 basis points and three-month LIBOR of 85 basis points.

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$20,645	$93,298	$18,699	$92,480
Total gains or losses recognized
Assets gains	280	—	501	—
Liabilities losses	—	1,066	—	1,884
Purchases, issuances and settlements, including acquisitions	—	—	1,725	—
Ending balance at September 30, 2016	$20,925	$94,364	$20,925	$94,364

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings—Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$12,571	$84,694	$19,119	$78,001
Total gains or losses recognized
Assets gains	(596)	—	1,475	—
Liabilities losses	—	489	—	1,223
Purchases, issuances and settlements, including acquisitions	6,338	—	6,338	5,959
Sales, maturities and paydowns, net of discount amortization	27	—	(8,592)	—
Ending balance at September 30, 2015	$18,340	$85,183	$18,340	$85,183

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$4,688	$4,688
REO	—	—	4,717	4,717

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,372	$2,372
REO	—	—	11,627	11,627

The following table presents the gains (losses) resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Impaired loans	$(128)	$(600)	$(182)	$(916)
REO	(168)	(34)	(599)	(244)
Total gain (loss) from nonrecurring measurements	$(296)	$(634)	$(781)	$(1,160)

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

As of September 30, 2016, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in U.S. federal jurisdiction and in the Oregon, California, Utah and Idaho state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Tax credit investments	$4,822	$5,326
Unfunded commitments—tax credit investments	$719	$1,398

The following table presents other information related to the Company's tax credit investments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tax credits and other tax benefits recognized	$284	$329	$852	$958
Tax credit amortization expense included in provision for income taxes	$168	$255	504	745

Note 11:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$23,851	$12,947	$62,581	$38,329

Basic weighted average shares outstanding	34,045,225	20,755,394	34,050,459	20,417,601
Plus unvested restricted stock	79,386	65,983	54,416	50,008
Diluted weighted shares outstanding	34,124,611	20,821,377	34,104,875	20,467,609
Earnings per common share
Basic	$0.70	$0.62	$1.84	$1.88
Diluted	$0.70	$0.62	$1.83	$1.87

Options to purchase an additional 5,000 shares of common stock were outstanding as of September 30, 2016, but were not included in the computation of diluted earnings per share because their exercise price was significantly greater than the average market price of common shares which would not dilute earnings per share. Also, as of September 30, 2016, warrants expiring on November 21, 2018, to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of common shares.

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

As of September 30, 2016, the Company had granted 299,688 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 207,255 shares had vested and 92,433 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of September 30, 2016, 244,802 restricted stock shares and 26,154 restricted stock units have been granted under the 2014 Plan of which 27,698 restricted stock shares and 18,331 restricted stock units have vested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $1.4 million and $4.0 million for the three and nine-month periods ended September 30, 2016 and $831,000 and $2.5 million for the three and nine-month periods ended September 30, 2015, respectively. Unrecognized compensation expense for these awards as of September 30, 2016 was $9.2 million and will be amortized over the next 36 months.

Note 13:  COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases 109 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2016	December 31, 2015
Commitments to extend credit	$2,209,750	$2,132,996
Standby letters of credit and financial guarantees	21,655	22,315
Commitments to originate loans	61,444	32,908
Risk participation agreement	7,535	7,672

Derivatives also included in Note 14:
Commitments to originate loans held for sale	106,019	76,146
Commitments to sell loans secured by one- to four-family residential properties	42,456	37,545
Commitments to sell securities related to mortgage banking activities	59,854	41,500

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $3.6 million and $3.9 million at September 30, 2016 and December 31, 2015, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and nine months ended September 30, 2016 or September 30, 2015. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at September 30, 2016.

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

As of September 30, 2016 and December 31, 2015, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$6,452	$868	$6,734	$938	$6,452	$868	$6,734	$938

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

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

As of September 30, 2016 and December 31, 2015, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$301,818	$18,131	$293,937	$11,046	$301,818	$18,131	$293,937	$11,046
Mortgage loan commitments	67,713	894	76,146	428	38,306	225	—	—
Forward sales contracts	38,306	225	41,500	43	59,854	315	32,763	50
	$407,837	$19,250	$411,583	$11,517	$399,978	$18,671	$326,700	$11,096

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps that were not designated in hedge relationships (with a fair value of $1.1 million at September 30, 2016 and $327,000 at December 31, 2015), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Mortgage loan commitments	Mortgage banking operations	$(376)	$442	$516	$475
Forward sales contracts	Mortgage banking operations	315	(665)	(297)	(209)
		$(61)	$(223)	$219	$266

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at September 30, 2016 or December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2016 and December 31, 2015, the termination value of derivatives in a net liability position related to these agreements was $19.0 million and $12.0 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $29.7 million and $20.8 million as of September 30, 2016 and December 31, 2015, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$18,999	$—	$18,999	$—	$—	$18,999
	$18,999	$—	$18,999	$—	$—	$18,999

Derivative liabilities
Interest rate swaps	$18,999	$—	$18,999	$—	$(18,981)	$18
	$18,999	$—	$18,999	$—	$(18,981)	$18

	December 31, 2015
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$11,984	$—	$11,984	$—	$—	$11,984
	$11,984	$—	$11,984	$—	$—	$11,984

Derivative liabilities
Interest rate swaps	$11,984	$—	$11,984	$—	$(11,984)	$—
	$11,984	$—	$11,984	$—	$(11,984)	$—

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2016, its 187 branch offices and 11 loan production offices located in Washington, Oregon, California, Utah and Idaho.  Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2016, we had total consolidated assets of $9.84 billion, total loans of $7.40 billion, total deposits of $8.11 billion and total shareholders’ equity of $1.33 billion.

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

For the quarter ended September 30, 2016, our net income was $23.9 million, or $0.70 per diluted share, compared to net income of $12.9 million, or $0.62 per diluted share, for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, our net income was $62.6 million, or $1.83 per diluted share, compared to net income of $38.3 million, or $1.87 per diluted share for the same period a year earlier. Our net income for the quarter and nine months ended September 30, 2016 was negatively impacted by $1.7 million and $10.9 million, respectively, of acquisition-related expenses, which net of related tax benefits reduced earnings per diluted share by $0.03 and $0.21, respectively, for those periods.

Highlights for the current quarter included additional client acquisition, solid asset quality, strong revenues from core operations, and significant growth in core deposits. Compared to the same quarter a year ago, we had a significant increase in net interest income as well as substantial increases in deposit fees and service charges and in revenue from mortgage banking, all reflecting the increased scale of the Company.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings. Net interest income is driven by the net interest margin, which is primarily a function of our interest rate spread. Interest rate spread is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income before provision for loan losses increased $41.5 million, or 80%, to $93.7 million for the quarter ended September 30, 2016, compared to $52.2 million for the same quarter one year earlier. This increase in net interest income reflects the significant growth in earning assets and continued strong net interest margin. The increase in earning assets was largely due to the acquisition of Starbuck Bancshares, Inc. (Starbuck), the holding company for AmericanWest Bank (AmericanWest), which closed on October 1, 2015.

Our net income also is affected by the level of our non-interest income, including deposit fees and service charges, results of mortgage banking operations, which includes servicing fees and gains and losses on the sale of loans, and gains and losses on the sale of securities, as well as our non-interest expenses, provisions for loan losses and income tax provisions. In addition, net income is affected by the net change in the value of certain financial instruments carried at fair value.

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the third quarter of 2016 increased $50.9 million, or 77%, to $117.2 million, compared to $66.3 million for the same period a year earlier, as a result of increased net interest income as well as increased deposit fees and service charges, and increased mortgage banking revenues.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $23.5 million for the quarter ended September 30, 2016, compared to $14.1 million for the quarter ended September 30, 2015.

Our total revenues, excluding changes in the fair value of financial instruments and the net gain on sale of securities, which we believe are more indicative of our core operations, also were strong at $117.5 million for the quarter ended September 30, 2016, a $50.1 million, or 74%, increase compared to $67.4 million for the same period a year earlier.

Our non-interest expense also increased significantly in the third quarter of 2016 compared to a year earlier largely as a result of ongoing operating expenses related to the operations acquired in the acquisition of AmericanWest but also reflecting growth in the legacy Banner Bank operations.  Non-interest expense was $79.1 million for the quarter ended September 30, 2016, compared to $46.7 million for the same quarter a year earlier.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $2.0 million provision for loan losses in the quarter ended September 30, 2016, primarily due to the organic growth in the loan portfolio and the renewal of acquired loans out of the discounted loan portfolios, compared to a $2.0 million loan loss provision recorded in the second quarter of 2016 and no provision recorded for the comparable period a year ago. The allowance for loan losses at September 30, 2016 was $84.2 million, representing 309% of non-performing loans. Non-performing loans were $27.3 million at September 30, 2016, compared to $15.2 million at December 31, 2015, and increased 16% when compared to $23.5 million a year earlier. (See Note 5, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Reflecting our previously announced strategy to maintain assets below $10.0 billion through December 31, 2016, our total assets decreased slightly during the current quarter to $9.84 billion at September 30, 2016. As part of this strategy total securities and interest-bearing cash balances decreased as a result of repayments and sales of securities. Proceeds from these securities transactions, along with deposit growth in excess of loan growth, were used to reduce Federal Home Loan Bank advances and to repurchase 484,350 shares of common stock. Remaining below $10.0 billion through year end will have the beneficial effect of delaying the adverse impact on our future operating results from certain enhanced regulatory requirements and the Durbin Amendment cap on interchange revenues.

Non-GAAP financial measures: Non-interest income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on the sale of securities and, in certain periods, acquisition-related costs are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
NON-INTEREST INCOME FROM CORE OPERATIONS:	2016	2015	2016	2015

Total non-interest income (GAAP)	$23,512	$14,098	$64,007	$43,935
Exclude net (gain) loss on sale of securities	(891)	—	(531)	537
Exclude change in valuation of financial instruments carried at fair value	1,124	1,113	1,472	(735)
Total non-interest income from core operations (non-GAAP)	$23,745	$15,211	$64,948	$43,737
REVENUE FROM CORE OPERATIONS:
Net interest income before provision for loan losses	$93,708	$52,188	$277,899	$150,181
Total non-interest income	23,512	14,098	64,007	43,935
Total GAAP revenue	117,220	66,286	341,906	194,116
Exclude net (gain) loss on sale of securities	(891)	—	(531)	537
Exclude change in valuation of financial instruments carried at fair value	1,124	1,113	1,472	(735)
Revenue from core operations (non-GAAP)	$117,453	$67,399	$342,847	$193,918
INCOME FROM CORE OPERATIONS:
Income before provision for taxes (GAAP)	$36,128	$19,589	$94,893	$57,769
Exclude net (gain) loss on sale of securities	(891)	—	(531)	537
Exclude change in valuation of financial instruments carried at fair value	1,124	1,113	1,472	(735)
Exclude acquisition related costs	1,720	2,207	10,945	7,741
Income from core operations before provision for taxes (non-GAAP)	$38,081	$22,909	$106,779	$65,312
EARNINGS FROM CORE OPERATIONS:
Net income (GAAP)	$23,851	$12,947	$62,581	$38,329
Exclude net (gain) loss on sale of securities	(891)	—	(531)	537
Exclude change in valuation of financial instruments carried at fair value	1,124	1,113	1,472	(735)
Exclude acquisition related costs	1,720	2,207	10,945	7,741
Exclude related tax benefit	(703)	(1,092)	(4,261)	(2,165)
Total earnings from core operations (non-GAAP)	$25,101	$15,175	$70,206	$43,707
Diluted earnings per share (GAAP)	$0.70	$0.62	$1.83	$1.87
Diluted core earnings per share (non-GAAP)	$0.74	$0.73	$2.06	$2.14
NET EFFECT OF ACQUISITION-RELATED COSTS ON EARNINGS:
Acquisition-related costs	(1,720)	(2,207)	(10,945)	(7,741)
Related tax benefit	619	691	3,922	2,237
Total net effect of acquisition on earnings	$(1,101)	$(1,516)	$(7,023)	$(5,504)
Diluted weighted shares outstanding	34,124,611	20,821,377	34,104,875	20,467,609
Total net effect of acquisition-related costs on diluted earnings per share	$(0.03)	$(0.07)	$(0.21)	$(0.27)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
ACQUISITION ACCOUNTING IMPACT ON NET INTEREST MARGIN:
Net interest income before provision for loan losses (GAAP)	$93,708	$52,188	$277,899	$150,181
Exclude discount accretion on purchased loans	(2,446)	(359)	(7,349)	(987)
Exclude premium amortization on acquired certificates of deposit	(316)	(53)	(1,237)	(176)
Net interest income before acquisition accounting impact (non-GAAP)	$90,946	$51,776	$269,313	$149,018

Average interest-earning assets (GAAP)	$8,977,969	$5,005,985	8,927,744	$4,848,664
Exclude average net loan discount on acquired loans	36,958	4,314	40,504	4,140
Average interest-earning assets before acquired loan discount (non-GAAP)	$9,014,927	$5,010,299	$8,968,248	$4,852,804

Net interest margin (GAAP)	4.15%	4.14%	4.16%	4.14%
Exclude impact on net interest margin from discount accretion	(0.11)%	(0.03)%	(0.11)%	(0.03)%
Exclude impact on net interest margin from certificates of deposit premium amortization	(0.01)%	—%	(0.02)%	—%
Exclude impact of net loan discount on average earning assets	(0.02)%	(0.01)%	(0.02)%	—%
Net margin before acquisition accounting impact (non-GAAP)	4.01%	4.10%	4.01%	4.11%

NON-INTEREST EXPENSE FROM CORE OPERATIONS:
Total non-interest expense (GAAP)	$79,092	$46,697	$243,013	$136,347
Exclude acquisition related costs	(1,720)	(2,207)	(10,945)	(7,741)
Non-interest expense from core operations (non-GAAP)	$77,372	$44,490	$232,068	$128,606

ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$79,092	$46,697	$243,013	$136,347
Exclude acquisition-related costs	(1,720)	(2,207)	(10,945)	(7,741)
Exclude CDI amortization	(1,724)	(286)	(5,339)	(1,268)
Exclude B&O tax expense	(956)	(475)	(2,564)	(1,383)
Exclude REO gain (loss)	21	2	(513)	(190)
Adjusted non-interest expense (non-GAAP)	$74,713	$43,731	$223,652	$125,765

Net interest income before provision for loan losses (GAAP)	$93,708	$52,188	$277,899	$150,181
Non-interest income (GAAP)	23,512	14,098	64,007	43,935
Total revenue	117,220	66,286	341,906	194,116
Exclude net (gain) loss on sale of securities	(891)	—	(531)	537
Exclude net change in valuation of financial instruments carried at fair value	1,124	1,113	1,472	(735)
Adjusted revenue (non-GAAP)	$117,453	$67,399	$342,847	$193,918

Efficiency ratio (GAAP)	67.47%	70.45%	71.08%	70.24%
Adjusted efficiency ratio (non-GAAP)	63.61%	64.88%	65.23%	64.85%

RATIO OF ADJUSTED ALLOWANCE FOR LOAN LOSSES TO ADJUSTED LOANS:	September 30, 2016	December 31, 2015	September 30, 2015
Loans receivable (GAAP)	$7,398,637	$7,314,504	$4,369,458
Net loan discount on acquired loans	34,867	43,657	4,258
Adjusted loans (non-GAAP)	$7,433,504	$7,358,161	$4,373,716

Allowance for loan losses (GAAP)	$84,220	$78,008	$77,320
Net loan discount on acquired loans	34,867	43,657	4,258
Adjusted allowance for loan losses (non-GAAP)	$119,087	$121,665	$81,578

Allowance for loan losses/Total Loans (GAAP)	1.14%	1.07%	1.77%
Adjusted allowance for loan losses/Adjusted total loans (non-GAAP)	1.60%	1.65%	1.87%

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

	September 30, 2016	December 31, 2015	September 30, 2015
Shareholders’ equity (GAAP)	$1,331,271	$1,300,059	$671,202
Exclude goodwill and other intangible assets, net	276,517	285,210	26,605
Tangible common shareholders’ equity (non-GAAP)	$1,054,754	$1,014,849	$644,597
Total assets (GAAP)	$9,841,028	$9,796,298	$5,312,310
Exclude goodwill and other intangible assets, net	276,517	285,210	26,605
Total tangible assets (non-GAAP)	$9,564,511	$9,511,088	$5,285,705
Common shareholders’ equity to total assets (GAAP)	13.53%	13.27%	12.63%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	11.03%	10.67%	12.20%
Common shares outstanding	33,867,311	34,242,255	20,962,300
Common shareholders' equity per share (GAAP)	$39.31	$37.97	$32.02
Tangible common shareholders' equity per share (non-GAAP)	$31.14	$29.64	$30.75

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

General:  Total assets increased $44.7 million, to $9.84 billion at September 30, 2016, from $9.80 billion at December 31, 2015. The modest increase in assets reflects our previously announced strategy to maintain total assets below $10.0 billion through December 31, 2016. The increase was largely the result of increases in net loans and loans held for sale which was primarily funded by an increase in total deposits.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. We had $77.9 million of net loan increase in the nine months ended September 30, 2016, reflecting growth as the result of good originations in targeted loans and seasonal growth in certain loan types which was partially offset by the sale of $160.3 million of multifamily portfolio loans acquired in the AmericanWest acquisition sold after December 31, 2015 and the significant repayment of one- to four-family real estate portfolio loans. At September 30, 2016, our net loan portfolio totaled $7.31 billion compared to $7.24 billion at December 31, 2015 and $4.29 billion at September 30, 2015.

The following table sets forth the composition of the Company's loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2016	Dec 31, 2015	Sep 30, 2015	Prior Yr End	Prior Year
Commercial real estate:
Owner occupied	$1,340,577	$1,327,807	$635,146	0.96%	111.07%
Investment properties	1,918,639	1,765,353	1,062,418	8.68	80.59
Multifamily real estate	266,883	472,976	198,874	(43.57)	34.20
Commercial construction	135,487	72,103	47,490	87.91	185.30
Multifamily construction	105,669	63,846	72,987	65.51	44.78
One- to four-family construction	363,586	278,469	246,715	30.57	47.37
Land and land development:
Residential	162,029	126,773	111,091	27.81	45.85
Commercial	30,556	33,179	15,517	(7.91)	96.92
Commercial business	1,187,848	1,207,944	812,070	(1.66)	46.27
Agricultural business including secured by farmland	383,275	376,531	242,556	1.79	58.02
One- to four-family real estate	846,899	952,633	533,189	(11.10)	58.84
Consumer:
Consumer secured by one- to four-family real estate	497,643	478,420	250,029	4.02	99.03
Consumer-other	159,546	158,470	141,376	0.68	12.85
Total loans	$7,398,637	$7,314,504	$4,369,458	1.15%	69.33%

Our commercial real estate loans for both owner-occupied and investment properties, totaled $3.26 billion, or 44% of our loan portfolio at September 30, 2016. In addition, multifamily residential real estate loans totaled $266.9 million and comprise 4% of our loan portfolio. Commercial real estate loans increased by $166.1 million during the first nine months of 2016, while multifamily real estate loans decreased by $206.1 million, primarily reflecting the sale of multifamily real estate loans acquired in the AmericanWest acquisition. While multifamily real estate loans remain a modest portion of our loan portfolio, originations and sales of multifamily real estate loans have made a significant contribution to our mortgage banking revenue following the acquisition of AmericanWest.

We also originate construction, land and land development loans, which totaled $797.3 million, or 11% of our loan portfolio at September 30, 2016. Our residential construction loans are a significant component of construction lending. Originations for residential construction loans have increased for the past three years as builders have expanded production and experienced strong sales in many markets where we operate. We have also experienced a meaningful increase in originations of construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family real estate loans upon completion of the homes and are often sold in the secondary market. Outstanding residential construction, land and land development balances increased $120.4 million, or 30%, to $525.6 million at September 30, 2016 compared to $405.2 million at December 31, 2015 and increased $167.8 million, or 47%, compared to $357.8 million at September 30, 2015. Residential construction, land and land development loans represented approximately 7% of our total loan portfolio at September 30, 2016.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $144.9 million at September 30, 2016. Our commercial and agricultural business loans decreased $13.4 million, or 1%, to $1.57 billion at September 30, 2016, compared to $1.58 billion at December 31, 2015, but have increased $516.5 million, or 49%, compared to $1.05 billion at September 30, 2015. Commercial and agricultural business loans represented approximately 21% of our portfolio at September 30, 2016.

Our one- to four-family real estate loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. We are active originators of one- to four-family real estate loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family real estate loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At September 30, 2016, our outstanding balances of one- to four-family real estate loans decreased $105.7 million, or 11%, to $846.9 million, compared to $952.6 million at December 31, 2015, but have increased $313.7 million, or 59%, compared to $533.2 million at September 30, 2015, primarily due to one- to four-family real estate loans acquired in the AmericanWest acquisition. One- to four-family real estate loans represented 11% of our loan portfolio at September 30, 2016.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. Demand for consumer loans has continued to be modest in recent years, as we believe many consumers have been focused on reducing their personal debt. At September 30, 2016, consumer loans, including consumer loans secured by one- to four-family residences, increased $20.3 million to $657.2 million, compared to $636.9 million at December 31, 2015, and increased $265.8 million compared to $391.4 million at September 30, 2015, with most of the increase arising from the acquisition of AmericanWest.

The following table presents loans by geographic concentration at September 30, 2016, December 31, 2015 and September 30, 2015 (in thousands):

	September 30, 2016		December 31, 2015		September 30, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$3,415,413	46.2%	$3,343,112	45.7%	$2,449,120	56.1%
Oregon	1,466,845	19.8	1,446,531	19.8	1,148,887	26.3
California	1,204,273	16.3	1,234,016	16.9	90,808	2.1
Idaho	517,607	7.0	496,870	6.8	364,495	8.3
Utah	292,088	3.9	325,011	4.4	13,470	0.3
Other	502,411	6.8	468,964	6.4	302,678	6.9
Total loans	$7,398,637	100.0%	$7,314,504	100.0%	$4,369,458	100.0%

Investment Securities: Our total investment in securities decreased $84.1 million from December 31, 2015 to $1.31 billion at September 30, 2016. Security sales, paydowns and maturities during the nine-month period exceeded purchases as the Company deleveraged the balance sheet primarily through reductions in our investment portfolio consistent with our asset management objectives to remain below $10 billion in assets through December 31, 2016. Purchases were primarily in mortgage-backed or related securities issued by government-sponsored entities and tax-exempt municipal securities. The average effective duration of Banner's securities portfolio was approximately 2.9 years at September 30, 2016. Net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were an increase of $112,000 in the nine months ended September 30, 2016. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $14.0 million for the nine months ended September 30, 2016, which was included net of the associated tax expense of $5.1 million as a component of other comprehensive income and largely occurred as a result of modestly decreased market interest rates. (See Note 9 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

Goodwill and other intangibles: Goodwill decreased $3.2 million to $244.6 million at September 30, 2016, compared to $247.7 million at December 31, 2015. The decrease during the first nine months of 2016 represents post-closing fair value adjustments to the acquisition accounting for AmericanWest. Other intangibles decreased $5.5 million to $31.9 million at September 30, 2016, compared to $37.5 million at December 31, 2015, due to scheduled amortization on CDI and leasehold intangibles.

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

The following table sets forth the Company's deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2016	Dec 31, 2015	Sep 30, 2015	Prior Yr End	Prior Year
Non-interest-bearing	$3,190,293	$2,619,618	$1,561,516	21.78%	104.31%
Interest-bearing checking	853,594	1,159,846	482,530	(26.40)	76.90
Regular savings accounts	1,387,123	1,284,642	1,030,177	7.98	34.65
Money market accounts	1,557,951	1,637,092	582,769	(4.83)	167.34
Interest-bearing transaction & savings accounts	3,798,668	4,081,580	2,095,476	(6.93)	81.28
Interest-bearing certificates	1,123,011	1,353,870	730,661	(17.05)	53.70
Total deposits	$8,111,972	$8,055,068	$4,387,653	0.71%	84.88%

Total deposits were $8.11 billion at September 30, 2016, compared to $8.06 billion at December 31, 2015 and $4.39 billion a year ago. The increase in total deposits from a year ago largely reflects the acquisition of AmericanWest. However, the increase in total deposits compared to September 30, 2015 and December 31, 2015 also reflects meaningful organic growth in the total balances and number of client relationships. In connection with certain product changes during the first quarter of 2016, Banner converted approximately $421.8 million of former AmericanWest interest-bearing deposits to non-interest-bearing deposits. As a result of the product changes, in addition to organic growth, non-interest-bearing account balances increased 22% to $3.19 billion at September 30, 2016, compared to $2.62 billion at December 31, 2015, and reflecting the AmericanWest acquisition and organic account growth increased 104% compared to $1.56 billion a year ago. Also as a result of the product change, partially offset by organic account growth, interest-bearing transaction and savings accounts decreased 7% to $3.80 billion at September 30, 2016, compared to $4.08 billion at December 31, 2015, but reflecting the AmericanWest acquisition increased 81% compared to $2.10 billion a year ago. Certificates of deposit decreased 17% to $1.12 billion at September 30, 2016, compared to $1.35 billion at December 31, 2015 and increased 54% compared to $730.7 million a year earlier. Core deposits represented 86% of total deposits at September 30, 2016, compared to 83% of total deposits a year earlier.

The following table presents deposits by geographic concentration at September 30, 2016, December 31, 2015 and September 30, 2015 (in thousands):

	September 30, 2016		December 31, 2015		September 30, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$4,283,522	52.8%	$4,219,304	52.4%	$2,911,674	66.4%
Oregon	1,737,754	21.4	1,648,421	20.4	1,224,132	27.9
California	1,491,903	18.4	1,592,365	19.8	—	—
Idaho	435,090	5.4	435,099	5.4	251,847	5.7
Utah	163,703	2.0	159,879	2.0	—	—
Total deposits	$8,111,972	100.0%	$8,055,068	100.0%	$4,387,653	100.0%

Borrowings: FHLB advances decreased to $62.3 million at September 30, 2016 from $133.4 million at December 31, 2015 as increased deposits were used to fund a larger portion of the balance sheet and the investment securities portfolio was reduced as part of the deleveraging initiative to remain below $10 billion in assets at year end 2016. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $10.6 million, or 11%, to $108.9 million at September 30, 2016, compared to $98.3 million at December 31, 2015. No additional junior subordinated debentures were issued or matured during the nine months ended September 30, 2016; however, the estimated fair value of these instruments increased by $1.9 million. Junior subordinated debentures totaled $94.4 million at September 30, 2016 compared to $92.5 million at December 31, 2015.

Shareholders' Equity: Total shareholders' equity increased $31.2 million, or 2%, to $1.33 billion at September 30, 2016 compared to $1.30 billion at December 31, 2015. The increase in equity primarily reflects the year-to-date net income of $62.6 million, reduced by payment of $22.1 million of dividends to common shareholders and the repurchase of $21.1 million of common stock. In addition, there was an improvement of $8.7 million in accumulated other comprehensive income representing unrealized gains, net of tax, on securities available-for-sale. In the nine months ended September 30, 2016, we repurchased 484,350 shares of our common stock at an average price of $43.56 per share as part of our publicly announced repurchase plan. The repurchase of shares was partially offset by the issuance of 109,460 shares for restricted stock grants net of shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q.) Tangible common shareholders' equity, which excludes intangible assets, increased $39.9 million to $1.05 billion, or 11.03% of tangible assets at September 30, 2016, compared to $1.01 billion, or 10.67% of tangible assets at December 31, 2015.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

For the quarter ended September 30, 2016, net income was $23.9 million, or $0.70 per diluted share. This compares to net income of $12.9 million, or $0.62 per diluted share, for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, our net income was $62.6 million, or $1.83 per diluted share, compared to net income of $38.3 million, or $1.87 per diluted share for the same period a year earlier. Our net income for the quarter and nine months ended September 30, 2016 was negatively impacted by $1.7 million and $10.9 million, respectively, of acquisition-related expenses, which net of related tax benefits reduced earnings per diluted share by $0.03 and $0.21, respectively, for those periods. The nine months ended September 30, 2016 also included $1.4 million of expense that was accrued for product benefits that we have determined were not properly credited to certain clients in prior periods. The errors were the result of systems processes that have since been rectified and primarily related to bonus interest accruals on deposits over a six-year period.

Substantial growth in average earning assets, due to the acquisition of AmericanWest, as well as organic growth, coupled with a strong net interest margin, produced significantly increased net interest income. This combined with a meaningful increase in non-interest income, resulted in a substantial increase in revenues from core operations in the third quarter of 2016 compared to the same quarter a year earlier. While credit costs remained low in both periods, the increased scale of our operations as a result of the acquisitions also resulted in a substantial increase in non-interest expense compared to the same quarter a year ago. Nonetheless, net income for the current quarter was solid, representing further progress on our strategic priorities and initiatives, and produced an annualized return on average assets of 0.96% for the current quarter.

Our earnings from core operations, which excludes net gains or losses on sales of securities, changes in the valuation of financial instruments carried at fair value, acquisition-related costs, and related tax benefits, were $25.1 million, or $0.74 per diluted share, for the quarter ended September 30, 2016, compared to $15.2 million, or $0.73 per diluted share, for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, our earnings from core operations, excluding net gains or losses on sales of securities, was $70.2 million, or $2.06 per diluted share, compared to $43.7 million, or $2.14 per diluted share for the same period a year earlier.

Net Interest Income. Net interest income before provision for loan losses increased by $41.5 million, or 80%, to $93.7 million for the quarter ended September 30, 2016, compared to $52.2 million for the same quarter one year earlier, as a significant increase of $3.97 billion in the average balance of interest-earning assets produced strong growth for this key source of revenue. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans received in the acquisitions, which is accreted into loan interest income, as well as by net premiums on non-market-rate certificates of deposit assumed, which are amortized as a reduction to deposit interest expense. The net interest margin of 4.15% for the quarter ended September 30, 2016 included 11 basis points as a result of accretion from acquisition accounting loan discounts, one basis point from the amortization of deposit premiums and two basis points as a result of the impact of the net loan acquisition discounts on average earning assets. This compares to net interest margin of 4.14% for the quarter ended September 30, 2015, which included three basis points from acquisition accounting adjustments. Excluding the effects of acquisition accounting, the net interest margin was 4.01% in the second quarter and 4.10% in the third quarter a year ago.  The decline compared to a year earlier primarily reflects lower average yields on the loans acquired in the AmericanWest acquisition as well as the proportionally larger size of the securities portfolio following that acquisition.

Net interest income before provision for loan losses for the nine months ended September 30, 2016 increased by $127.7 million, or 85%, to $277.9 million compared to $150.2 million for the same period one year earlier, as a result of a $4.08 billion increase in average interest-earning assets and enhanced by a two basis point increase in the net interest margin. The net interest margin increased to 4.16% for the nine months ended September 30, 2016 compared to 4.14% for the same period in the prior year. The net interest margin for the nine months ended September 30, 2016 included 11 basis points as a result of accretion from acquisition accounting loan discounts, two basis points from the amortization of deposit premiums and two basis points as a result of the impact of the net loan acquisition discounts on average earning assets, compared to three basis points from acquisition accounting adjustments for the same period a year ago. Excluding the effects of acquisition accounting, the net interest margin was 4.01% for the nine months ended September 30, 2016, and 4.11% for the same period a year ago.

Interest Income. Interest income for the quarter ended September 30, 2016 was $97.8 million, compared to $54.8 million for the same quarter in the prior year, an increase of $43.1 million, or 79%.  The increase in interest income occurred primarily as a result of an increase in the average balances of interest-earning assets, reflecting the acquisition of AmericanWest and continued new client acquisition. The average balance of interest-earning assets was $8.98 billion for the quarter ended September 30, 2016, compared to $5.01 billion for the same period a year earlier. The yield on average interest-earning assets was 4.34% for both the quarter ended September 30, 2016, and the same quarter one year earlier. The consistent yield between periods reflects a two basis point increase in the average yield on loans as well as a 40 basis point increase in the average yield on investment securities, which was offset by a change in the mix in earning assets to include proportionately more investment securities. Average loans receivable for the quarter ended September 30, 2016 increased $3.17 billion, or 73%, to $7.48 billion, compared to $4.31 billion for the same quarter in the prior year. Interest income on loans increased by $38.1 million, or 74%, to $89.8 million for the current quarter from $51.7 million for the quarter ended September 30, 2015, reflecting the impact of the increase in average loan balances and the two basis point change in the average yield on loans.  The increase in loan yields reflects the positive impact of the acquisition accounting loan discount accretion, offset by the continuing erosion of yields as loans mature or prepay and are replaced by lower yielding loans in the current low interest rate environment. The acquisition accounting loan discount accretion and the related balance sheet impact added 15 basis points to the current quarter loan yield, compared to only four basis points for the same quarter one year earlier.

Interest income for the nine months ended September 30, 2016 was $290.5 million, compared to $157.9 million for the same period in the prior year, an increase of $132.5 million, or 84%. As with the quarterly results, the year-to-date results reflect a $4.08 billion, or 84%, increase in the average balance of interest-bearing assets.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $1.50 billion for the quarter ended September 30, 2016 (excluding the effect of fair value adjustments), compared to $692.1 million for the quarter ended September 30, 2015; and the interest and dividend income from those investments increased by $5.0 million compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 2.14% for the quarter ended September 30, 2016, from 1.74% for the same quarter one year earlier, largely as a result of higher yields on the securities acquired in the AmericanWest merger and on recent purchases of securities, but also reflecting maturities on certain lower yielding securities and higher yields on interest-bearing deposits as a result of the recent increase in the federal funds target rate in December 2015.

Interest Expense. Interest expense for the quarter ended September 30, 2016 was $4.1 million, compared to $2.6 million for the same quarter in the prior year, an increase of $1.5 million, or 59%. The increase in interest expense occurred as a result of a $3.87 billion increase in average funding liabilities, partially offset by a three basis point decrease in the average cost of all funding liabilities to 0.19% for the quarter ended September 30, 2016, from 0.22% for the same quarter one year earlier. The increase in average funding liabilities reflects a significant increase in core deposits, including non-interest-bearing accounts, as well as increased certificates of deposit and FHLB advances. A substantial portion of the increase in core deposits was a result of the AmericanWest merger, although compared to a year earlier the increase also reflects meaningful client acquisition and organic account growth.

Interest expense for the nine months ended September 30, 2016 was $12.6 million, compared to $7.8 million for the same quarter in the prior year, an increase of $4.8 million, or 62%. As with the quarterly results, the year-to-date results reflect a $3.98 billion increase in average funding liabilities, partially offset by a three basis point decrease in the average cost of all funding liabilities.

Deposit interest expense increased $1.0 million, or 60%, to $2.8 million for the quarter ended September 30, 2016, compared to $1.7 million for the same quarter in the prior year, as a result of an increase in average deposit balances. Average deposit balances increased to $8.07 billion for the quarter ended September 30, 2016, from $4.38 billion for the quarter ended September 30, 2015, while the average rate paid on deposit balances decreased to 0.14% in the third quarter of 2016 from 0.16% for the quarter ended September 30, 2015. The acquisition accounting amortization of deposit premiums reduced the average rate paid on deposit balances by one basis point for the quarter ended September 30, 2016, compared to no impact for the quarter ended September 30, 2015. The cost of interest-bearing deposits decreased by two basis points to 0.22% for the quarter ended September 30, 2016 compared to 0.24% in the same quarter a year earlier. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates and were not meaningfully impacted by the increase in short-term rates following the change in the Fed Funds target rate in December 2015. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, through both acquisitions and organic growth meaningfully contributed to the decrease in our deposit costs.

Average total borrowings were $403.4 million for the quarter ended September 30, 2016, compared to $226.2 million for the same quarter one year earlier, while the average rate paid on total borrowings for the quarter ended September 30, 2016 decreased to 1.34% from 1.52% for the same quarter one year earlier. The increase in the average balance was primarily due to a $150.5 million increase in average FHLB advances which reflects advances assumed in the AmericanWest acquisition as well as normal cash management activities. The increases in average balances partially offset by the decline in average rate paid on total borrowings was responsible for interest expense on total borrowings increasing to $1.4 million for the quarter ended September 30, 2016 from $867,000 for the quarter ended September 30, 2015.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$5,843,381	$70,223	4.78%	$3,200,184	$39,504	4.90%
Commercial/agricultural loans	1,495,611	17,373	4.62	984,159	10,273	4.14
Consumer and other loans	142,977	2,209	6.15	129,496	1,972	6.04
Total loans (1)	7,481,969	89,805	4.78	4,313,839	51,749	4.76
Mortgage-backed securities	920,560	4,803	2.08	314,941	1,307	1.65
Other securities	472,159	3,050	2.57	261,580	1,638	2.48
Interest-bearing deposits with banks	86,868	98	0.45	109,445	97	0.35
FHLB stock	16,413	93	2.25	6,180	2	0.13
Total investment securities	1,496,000	8,044	2.14	692,146	3,044	1.74
Total interest-earning assets	8,977,969	97,849	4.34	5,005,985	54,793	4.34
Non-interest-earning assets	913,991			276,761
Total assets	$9,891,960			$5,282,746
Deposits:
Interest-bearing checking accounts	$837,930	188	0.09	$477,105	95	0.08
Savings accounts	1,371,911	449	0.13	1,019,059	381	0.15
Money market accounts	1,564,906	749	0.19	574,968	229	0.16
Certificates of deposit	1,173,630	1,398	0.47	749,702	1,033	0.55
Total interest-bearing deposits	4,948,377	2,784	0.22	2,820,834	1,738	0.24
Non-interest-bearing deposits	3,120,279	—	—	1,559,053	—	—
Total deposits	8,068,656	2,784	0.14	4,379,887	1,738	0.16
Other interest-bearing liabilities:
FHLB advances	152,198	256	0.67	1,660	4	0.96
Other borrowings	111,016	82	0.29	92,550	47	0.20
Junior subordinated debentures	140,212	1,019	2.89	131,964	816	2.45
Total borrowings	403,426	1,357	1.34	226,174	867	1.52
Total funding liabilities	8,472,082	4,141	0.19	4,606,061	2,605	0.22
Other non-interest-bearing liabilities (2)	68,566			6,731
Total liabilities	8,540,648			4,612,792
Shareholders’ equity	1,351,312			669,954
Total liabilities and shareholders’ equity	$9,891,960			$5,282,746
Net interest income/rate spread		$93,708	4.15%		$52,188	4.12%
Net interest margin			4.15%			4.14%
Additional Key Financial Ratios:
Return on average assets			0.96%			0.97%
Return on average equity			7.02			7.67
Average equity / average assets			13.66			12.68
Average interest-earning assets / average interest-bearing liabilities			167.76			164.29
Average interest-earning assets / average funding liabilities			105.97			108.68
Non-interest income / average assets			0.95			1.06
Non-interest expense / average assets			3.18			3.51
Efficiency ratio (4)			67.47			70.45
Adjusted efficiency ratio (5)			63.61			64.88

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by adjusted revenue. Adjusted revenue excludes net gain (loss) on sale of securities and fair value adjustments. Adjusted non-interest expense excludes acquisition related costs, amortization of CDI, net gain (loss) from OREO operations, and WA B&O taxes. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under Executive Overview—Non-GAAP financial measures.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$5,755,988	$207,881	4.82%	$3,069,745	$113,707	4.95%
Commercial/agricultural loans	1,490,757	51,213	4.59	943,999	29,750	4.21
Consumer and other loans	141,570	6,603	6.23	126,245	5,735	6.07
Total loans (1)	7,388,315	265,697	4.80	4,139,989	149,192	4.82
Mortgage-backed securities	976,267	15,467	2.12	309,503	3,609	1.56
Other securities	450,142	8,752	2.60	262,560	4,859	2.47
Interest-bearing deposits with banks	95,406	300	0.42	120,013	259	0.29
FHLB stock	17,614	254	1.93	16,599	20	0.16
Total investment securities	1,539,429	24,773	2.15	708,675	8,747	1.65
Total interest-earning assets	8,927,744	290,470	4.35	4,848,664	157,939	4.36
Non-interest-earning assets	903,957			259,641
Total assets	$9,831,701			$5,108,305
Deposits:
Interest-bearing checking accounts	$853,818	570	0.09	$468,211	284	0.08
Savings accounts	1,336,259	1,303	0.13	979,627	1,091	0.15
Money market accounts	1,587,500	2,421	0.20	556,831	657	0.16
Certificates of deposit	1,248,781	4,207	0.45	763,339	3,208	0.56
Total interest-bearing deposits	5,026,358	8,501	0.23	2,768,008	5,240	0.25
Non-interest-bearing deposits	2,980,027	—	—	1,460,859	—	—
Total deposits	8,006,385	8,501	0.14	4,228,867	5,240	0.17
Other interest-bearing liabilities:
FHLB advances	178,468	874	0.65	6,473	24	0.50
Other borrowings	108,632	234	0.29	92,377	137	0.20
Junior subordinated debentures	140,212	2,962	2.82	130,030	2,357	2.42
Total borrowings	427,312	4,070	1.27	228,880	2,518	1.47
Total funding liabilities	8,433,697	12,571	0.20	4,457,747	7,758	0.23
Other non-interest-bearing liabilities (2)	64,825			4,275
Total liabilities	8,498,522			4,462,022
Shareholders’ equity	1,333,179			646,283
Total liabilities and shareholders’ equity	$9,831,701			$5,108,305
Net interest income/rate spread		$277,899	4.15%		$150,181	4.13%
Net interest margin			4.16%			4.14%
Additional Key Financial Ratios:
Return on average assets			0.85%			1.00%
Return on average equity			6.27			7.93
Average equity / average assets			13.56			12.65
Average interest-earning assets / average interest-bearing liabilities			163.70			161.79
Average interest-earning assets / average funding liabilities			105.86			108.77
Non-interest income / average assets			0.87			1.15
Non-interest expense / average assets			3.30			3.57
Efficiency ratio (4)			71.08			70.24
Adjusted efficiency ratio (5)			65.23			64.85

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by adjusted revenue. Adjusted revenue excludes net gain (loss) on sale of securities and fair value adjustments. Adjusted non-interest expense excludes acquisition related costs, amortization of CDI, net gain (loss) from OREO operations, and WA B&O taxes. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under Executive Overview—Non-GAAP financial measures.

Provision and Allowance for Loan Losses.

The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. During the quarter ended September 30, 2016, we recorded a $2.0 million provision for loans losses primarily as a result of organic loan growth and the renewal of acquired loans out of the discounted loan portfolios, compared to a $2.0 million loan loss provision recorded in the second quarter of 2016 and no loan loss provision recorded in the comparable period a year ago. We continue to maintain an appropriately significant allowance for loan losses at September 30, 2016, reflecting growth in the related portfolio and current economic conditions.

In accordance with acquisition accounting, loans acquired from AmericanWest and Siuslaw Bank were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisitions of AmericanWest and Siuslaw Bank. The discount on acquired loans was $34.9 million at September 30, 2016 compared to $43.7 million at December 31, 2015 and $4.3 million at September 30, 2015.

Net recoveries were $902,000 for the quarter ended September 30, 2016 compared to net charge-offs of $9,000 for the same quarter in the prior year. The allowance for loan losses was $84.2 million at September 30, 2016 compared to $78.0 million at December 31, 2015 and $77.3 million at September 30, 2015. Included in our allowance at September 30, 2016 was an unallocated portion of $3.7 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for loan losses) increased to 1.14% at September 30, 2016, from 1.07% at December 31, 2015, but decreased from 1.77% at September 30, 2015.  If the allowance for loan losses and loans were grossed up for the remaining acquisition accounting loan discount, the adjusted allowance for loans to adjusted loans would have been 1.60% at September 30, 2016 compared to 1.65% at December 31, 2015 and 1.87% at September 30, 2015.

We believe that the allowance for loan losses as of September 30, 2016 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. We believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, although there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-interest Income. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change Amount	Change Percent	2016	2015	Change Amount	Change Percent
Deposit fees and other service charges	$12,927	$9,746	$3,181	32.6%	$36,957	$27,435	$9,522	34.7%
Mortgage banking operations	8,141	4,426	3,715	83.9	20,409	13,238	7,171	54.2
Bank owned life insurance	1,333	550	783	142.4	3,646	1,441	2,205	153.0
Miscellaneous	1,344	489	855	174.8	3,936	1,623	2,313	142.5
	23,745	15,211	8,534	56.1	64,948	43,737	21,211	48.5
Net gain (loss) on sale of securities	891	—	891	nm	531	(537)	1,068	(198.9)
Net change in valuation of financial instruments carried at fair value	(1,124)	(1,113)	(11)	1.0	(1,472)	735	(2,207)	(300.3)
Total non-interest income	$23,512	$14,098	$9,414	66.8%	$64,007	$43,935	$20,072	45.7%

Non-interest income, which includes changes in the valuation of financial instruments carried at fair value, net gain or loss on sale of securities, and non-interest revenues from core operations, was $23.5 million for the quarter ended September 30, 2016, compared to $14.1 million for the same quarter in the prior year and $64.0 million for the nine months ended September 30, 2016, compared to $43.9 million for the same period in the prior year. Our non-interest income for the quarter ended September 30, 2016 included a $1.1 million net loss for fair value adjustments and a $891,000 gain on sale of securities. By contrast, during the quarter ended September 30, 2015, fair value adjustments resulted in a net loss of $1.1 million and no gain on sale of securities. Our non-interest income for the nine months ended September 30, 2016 included a $1.5 million net loss for fair value adjustments and a $531,000 gain on sale of securities. During the nine months ended September 30, 2015, fair value adjustments resulted in a net gain of $735,000 which was partially offset by a $537,000 net loss on the sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Excluding the fair value adjustments and net gain or loss on sale of securities, non-interest income from core operations increased by $8.5 million, or 56%, to $23.7 million for the quarter ended September 30, 2016, compared to $15.2 million for the quarter ended September 30, 2015, and increased by $21.2 million, or 48%, to $64.9 million for the nine months ended September 30, 2016, compared to $43.7 million for the nine months ended September 30, 2015, largely as a result of increased revenues from deposit fees and other service charges and increased mortgage banking income. Deposit fees and other service charges increased by $3.2 million, or 33%, for the quarter ended September 30, 2016 and $9.5 million, or 35%, for the nine months ended September 30, 2016 compared to the same periods a year ago reflecting growth in the number of deposit accounts primarily due to the acquisitions of AmericanWest and Siuslaw Bank, as well as organic growth resulting in increased transaction activity. Mortgage banking revenues increased by $3.7 million and $7.2 million, respectively, for the quarter and nine months ended September 30, 2016, compared to the same periods a year ago reflecting a strong home purchase market, as well as increased mortgage refinancing activity and our increased market presence as a result of additions to our production staff. Home purchase activity accounted for 65% of third quarter one- to four-family mortgage banking loan originations as compared to 71% for the third quarter last year. In addition, for the quarter and nine months ended September 30, 2016, mortgage banking revenues included $1.4 million and $3.1 million, respectively, of gains on the sale of multifamily loans which were originated by our multifamily production unit that was acquired in the AmericanWest acquisition.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Change Amount	Change Percent	2016	2015	Change Amount	Change Percent
Salaries and employee benefits	$44,758	$27,026	$17,732	65.6%	$136,497	$78,057	$58,440	74.9%
Less capitalized loan origination costs	(4,953)	(3,747)	(1,206)	32.2	(14,110)	(10,372)	(3,738)	36.0
Occupancy and equipment	10,979	6,470	4,509	69.7	32,419	18,833	13,586	72.1
Information/computer data services	4,836	2,219	2,617	117.9	14,607	6,744	7,863	116.6
Payment and card processing expenses	5,878	4,168	1,710	41.0	16,164	10,926	5,238	47.9
Professional services	2,258	951	1,307	137.4	5,736	2,489	3,247	130.5
Advertising and marketing	2,282	1,959	323	16.5	6,489	5,767	722	12.5
Deposit insurance	890	713	177	24.8	3,539	1,905	1,634	85.8
State/Municipal business and use taxes	956	475	481	101.3	2,564	1,383	1,181	85.4
REO operations	(21)	(2)	(19)	950.0	513	190	323	170.0
Amortization of core deposit intangibles	1,724	286	1,438	502.8	5,339	1,268	4,071	321.1
Miscellaneous	7,785	3,972	3,813	96.0	22,311	11,416	10,895	95.4
	77,372	44,490	32,882	73.9	232,068	128,606	103,462	80.4
Acquisition related costs	1,720	2,207	(487)	(22.1)	10,945	7,741	3,204	41.4
Total non-interest expense	$79,092	$46,697	$32,395	69.4%	$243,013	$136,347	$106,666	78.2%

Non-interest expenses increased by $32.4 million, to $79.1 million for the quarter ended September 30, 2016, compared to $46.7 million for the quarter ended September 30, 2015, and increased by $106.7 million, to $243.0 million for the nine months ended September 30, 2016, compared to $136.3 million for the nine months ended September 30, 2015. The increases for both periods were largely as a result of the costs associated with operating the branches acquired from AmericanWest, as well as generally increased salary and employee benefit costs, payment and card processing expenses, and occupancy and equipment expenses, which were partially offset by an increase in the credit for capitalized loan origination costs. In addition, an increase in acquisition-related costs also contributed to the overall increase non-interest expenses in the nine months ended September 30, 2016. Acquisition-related costs for the quarter ended September 30, 2016 were $1.7 million, compared to $2.2 million in the same quarter one year ago. For the nine months ended September 30, 2016, acquisition-related costs were $10.9 million, compared to $7.7 million in the same period one year ago.

Salary and employee benefits expense increased $17.7 million, or 66%, to $44.8 million for the quarter ended September 30, 2016, compared to $27.0 million for the quarter ended September 30, 2015, primarily reflecting the incremental staffing associated with the AmericanWest acquisition. The increased expense also was the result of general salary and wage adjustments and increased incentive compensation accruals including mortgage banking commissions and health insurance and other benefit costs. For similar reasons salary and employee benefits expense increased $58.4 million, or 75%, to $136.5 million for the nine months ended September 30, 2016, compared to $78.1 million for the nine months ended September 30, 2015.

Partially offsetting the increase in compensation, the credit for capitalized loan origination costs increased by $1.2 million and $3.7 million, respectively, for the quarter and nine months ended September 30, 2016, compared to the same periods a year earlier reflecting the increase in organic loan originations. Payment and card processing expenses increased $1.7 million, or 41%, for the quarter ended September 30, 2016 and increased $5.2 million, or 48%, for the nine months ended September 30, 2016, compared to the same periods one year earlier, reflecting increased transaction volume as a result of the significant growth in core deposit accounts and account activity. Occupancy expense increased $4.5 million, to $11.0 million for the quarter ended September 30, 2016, compared to $6.5 million for the quarter ended September 30, 2015, and increased $13.6 million, to $32.4 million for the nine months ended September 30, 2016, compared to $18.8 million for the nine months ended September 30, 2015, in large part reflecting the additional branch locations from the AmericanWest and Siuslaw Bank acquisitions. Information and computer data services increased $2.6 million, or 118%, for the quarter ended September 30, 2016 and increased $7.9 million, or 117%, for the nine months ended September 30, 2016, reflecting additional costs required for expanding systems and operations associated with the acquisitions and the additional expense of operating two core systems prior to the AmericanWest system conversion. Professional services expense, excluding those that were acquisition-related, increased $1.3 million and $3.2 million, respectively, for the quarter and nine months ended September 30, 2016, compared to the same prior-year periods, reflecting increased audit costs, consulting services and legal expenses largely driven by the increased size of the Company. The current quarter's professional services expense also included costs incurred in anticipation of enhanced regulatory compliance requirements and costs associated with sales and registration of restricted shares issued in the AmericanWest Bank merger. Amortization of CDI was $1.4 million and $4.1 million higher for the quarter and nine months ended September 30, 2016, respectively, compared to the same prior year periods, due to both the AmericanWest and Siuslaw Bank acquisitions. Miscellaneous expenses for the quarter and nine months ended September 30, 2016 increased $3.8 million and $10.9 million, compared to the same periods a year ago. The nine-month period ended September 30, 2016, includes $1.4 million of expense that was accrued for product benefits that we have determined were not properly credited to certain clients in prior periods.

Income Taxes. In the quarter ended September 30, 2016, we recognized $12.3 million in income tax expense for an effective tax rate of 34.0%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 37.2%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the state income tax rates. For the quarter ended September 30, 2015, we recognized $6.6 million in income tax expense for an effective tax rate of 33.9%. For the nine months ended September 30, 2016, we recognized $32.3 million in income tax expense for an effective tax rate of 34.1% compared to $19.4 million in income tax expense for an effective tax rate of 33.7% for the nine months ended September 30, 2015. For more discussion on our income taxes, please refer to Note 10 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Non-Performing Assets:  Non-performing assets increased to $32.2 million, or 0.33% of total assets, at September 30, 2016, from $27.1 million, or 0.28% of total assets, at December 31, 2015, and $29.9 million, or 0.56% of total assets, at September 30, 2015. Our allowance for loan losses was $84.2 million, or 309% of non-performing loans at September 30, 2016, compared to $78.0 million, or 512% of non-performing loans at December 31, 2015 and $77.3 million, or 329% of non-performing loans at September 30, 2015.  We believe our level of non-performing loans and assets is manageable and continue to believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion. The primary components of the $32.2 million in non-performing assets were $25.9 million in nonaccrual loans, $1.4 million in loans more than 90 days delinquent and still accruing interest, and $4.9 million in REO and other repossessed assets.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At September 30, 2016, we had $17.6 million of restructured loans currently performing under their restructured terms.

Loans acquired in the merger transactions with deteriorated credit quality are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $38.7 million at September 30, 2016, compared to $58.6 million at December 31, 2015 and $5.4 million at September 30, 2015.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	September 30, 2016	December 31, 2015	September 30, 2015
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$12,776	$3,751	$3,899
Multifamily	30	—	—
Construction and land	1,747	2,260	2,793
One- to four-family	3,414	4,700	4,934
Commercial business	2,765	2,159	980
Agricultural business, including secured by farmland	3,755	697	228
Consumer	1,385	703	789
	25,872	14,270	13,623
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	1,808
Multifamily	147	—	556
Construction and land	—	—	5,792
One- to four-family	852	899	1,285
Commercial business	—	8	5
Consumer	425	45	461
	1,424	952	9,907
Total non-performing loans	27,296	15,222	23,530
REO, net (2)	4,717	11,627	6,363
Other repossessed assets held for sale	164	268	—
Total non-performing assets	$32,177	$27,117	$29,893

Total non-performing loans to loans before allowance for loan losses	0.37%	0.21%	0.54%
Total non-performing loans to total assets	0.28%	0.16%	0.44%
Total non-performing assets to total assets	0.33%	0.28%	0.56%

Restructured loans (3)	$17,649	$21,777	$23,981

Loans 30-89 days past due and on accrual (4)	$12,668	$18,834	$4,152

(1)
Includes $1.2 million of nonaccrual restructured loans at September 30, 2016. For the quarter ended September 30, 2016, $457,000 in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)
Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold. When property is acquired, it is recorded at the estimated fair value of the property, less expected selling costs, or the carrying value of the defaulted loan. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs.

(3)	These loans were performing under their restructured terms at September 30, 2016.
(4) Includes purchased credit-impaired loans.

In addition to the non-performing loans and purchased credit-impaired loans as of September 30, 2016, we had other classified loans with an aggregate outstanding balance of $52.8 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

REO: REO decreased $6.9 million, to $4.7 million at September 30, 2016, compared to $11.6 million at December 31, 2015. The following table shows REO activity for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended		Nine Months Ended
	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Balance, beginning of period	$6,147	$6,105	$11,627	$3,352
Additions from loan foreclosures	156	1,085	534	3,226
Additions from acquisitions	—	—	400	2,525
Additions from capitalized costs	—	—	—	298
Proceeds from dispositions of REO	(1,699)	(906)	(8,021)	(3,155)
Gain on sale of REO	281	113	981	333
Valuation adjustments in the period	(168)	(34)	(804)	(216)
Balance, end of period	$4,717	$6,363	$4,717	$6,363

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the nine months ended September 30, 2016 and September 30, 2015, our loan originations exceeded our loan repayments by $788.0 million and $534.1 million, respectively. During those periods we purchased loans and loan participations of $230.8 million and $243.3 million, respectively. This activity was funded primarily by sales of loans and increased deposits in 2016 and 2015. During the nine months ended September 30, 2016 and September 30, 2015, we received proceeds of $885.3 million and $492.2 million, respectively, from the sale of loans. Securities purchased during the nine months ended September 30, 2016 and September 30, 2015 totaled $304.3 million and $111.3 million, respectively, and securities repayments, maturities and sales in those periods were 389.2 million and $117.6 million, respectively.

Our primary financing activity is gathering deposits. Largely as a result of increase in non-interest bearing transaction accounts partially offset by a planned decrease in certificates of deposit, total deposits increased by $56.9 million during the first nine months of 2016. Certificates of deposit are generally more vulnerable to competition and price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2016, certificates of deposit amounted to $1.12 billion, or 14% of our total deposits, including $834.9 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) decreased $71.0 million from December 31, 2015 to $62.3 million at September 30, 2016, and increased $45.9 million from September 30, 2015. Other borrowings increased $10.6 million from December 31, 2015 to $108.9 million at September 30, 2016 and increased $20.8 million from one year ago.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2016 and 2015, we used our sources of funds primarily to fund loan commitments, purchase securities, and pay maturing savings certificates and deposit withdrawals. At September 30, 2016, we had outstanding loan commitments totaling $2.40 billion, including undisbursed loans in process and unused credit lines totaling $2.29 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at September 30, 2016 provided for advances that in the aggregate would equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $2.20 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $30.6 million.  Advances under these credit facilities (excluding fair value adjustments) totaled

$62.2 million at September 30, 2016. In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $1.01 billion as of September 30, 2016, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at September 30, 2016 or December 31, 2015.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At September 30, 2016, the Company on an unconsolidated basis had liquid assets of $45.0 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2016, total shareholders' equity increased $31.2 million, or 2%, to $1.33 billion.  Total equity at September 30, 2016 is entirely attributable to voting and non-voting common stock and retained earnings.  At September 30, 2016, tangible common shareholders’ equity, which excludes other goodwill and other intangible assets, was $1.05 billion, or 11.03% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, the Banks now have to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. At September 30, 2016, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2015 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2016, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,176,129	13.35%	$704,845	8.00%	$881,056	10.00%
Tier 1 capital to risk-weighted assets	1,088,260	12.35	528,633	6.00	528,633	6.00
Tier 1 leverage capital to average assets	1,088,260	11.40	381,961	4.00	N/A	N/A
Common equity tier 1 capital	1,025,683	11.64	396,475	4.50	N/A	N/A
Banner Bank
Total capital to risk-weighted assets	1,075,145	12.49	688,842	8.00	861,052	10.00
Tier 1 capital to risk-weighted assets	989,527	11.49	516,631	6.00	688,842	8.00
Tier 1 leverage capital to average assets	989,527	10.69	370,197	4.00	462,747	5.00
Common equity tier 1 capital	989,527	11.49	387,474	4.50	559,684	6.50
Islanders Bank
Total capital to risk-weighted assets	39,888	20.39	15,646	8.00	19,558	10.00
Tier 1 capital to risk-weighted assets	37,637	19.24	11,735	6.00	15,646	8.00
Tier 1 leverage capital to average assets	37,637	12.97	11,604	4.00	14,505	5.00
Common equity tier 1 capital	37,637	19.24	8,801	4.50	12,713	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of September 30, 2016, our loans with interest rate floors totaled approximately $2.48 billion and had a weighted average floor rate of 4.64% compared to a current average note rate of 4.76%. An additional source of interest rate risk, which is currently of concern, is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits. By contrast, if market rates remain very low, loan and securities yields will likely continue to decline as longer-term instruments mature or are repaid. As a result, a prolonged period of very low interest rates will likely result in further compression of our net interest margin. While this pressure on the margin may be mitigated by further changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a further prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth, as of September 30, 2016, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$24,495	6.9%	$73,542	10.44%	$(163,253)	(8.3)%
+300	20,095	5.7	60,908	8.64	(80,233)	(4.1)
+200	14,385	4.0	44,518	6.32	(14,729)	(0.7)
+100	7,726	2.2	24,378	3.46	14,639	0.7
0	—	—	—	—	—	—
-25	(6,354)	(1.8)	(16,220)	(2.30)	(16,553)	(0.8)
-50	(11,409)	(3.2)	(31,050)	(4.41)	(27,640)	(1.4)

(1)
Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The current targeted federal funds rate is between 0.25% and 0.50%.

The September 30, 2016 simulation scenarios show increased net interest income sensitivity and declines in economic value of equity as a result of changes in interest rates compared to previously reported periods.  These changes were influenced by updates to Banner’s key simulation assumptions and the implementation of a new asset liability management system completed in the third quarter of 2016. These updates were the result of management’s evaluation of its interest rate risk systems and methodologies in light of the Company’s recent growth along with its current asset size and complexity.  Differences in assumptions from prior period simulations in key assumptions such as deposit betas, time lags, decay rates, loan prepayment speeds, investment cash flow projections, and discount rates were the main drivers of simulation profile changes versus prior periods.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2016 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2016, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.43 billion, representing a one-year cumulative gap to total assets ratio of 24.66%.  The updates discussed above to Banner’s key simulation assumptions and the implementation of a new asset liability management system completed in the third quarter of 2016 effect the comparability of the interest sensitivity gap analysis as of September 30, 2016 compared to prior periods. Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2016 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$554,573	$43,660	$62,315	$1,960	$427	$12	$662,947
Fixed-rate mortgage loans	286,344	208,254	549,728	292,975	165,614	17,240	1,520,155
Adjustable-rate mortgage loans	946,652	394,362	1,132,279	612,870	167,871	6	3,254,040
Fixed-rate mortgage-backed securities	67,034	75,526	263,261	153,650	166,124	34,448	760,043
Adjustable-rate mortgage-backed securities	60,288	2,150	6,445	10,189	—	—	79,072
Fixed-rate commercial/agricultural loans	98,590	82,432	173,535	66,339	18,470	2,036	441,402
Adjustable-rate commercial/agricultural loans	898,313	26,293	68,631	35,928	2,248	—	1,031,413
Consumer and other loans	389,161	39,393	79,607	17,163	14,293	29,539	569,156
Investment securities and interest-earning deposits	162,308	9,895	85,711	86,840	111,266	51,540	507,560
Total rate sensitive assets	3,463,263	881,965	2,421,512	1,277,914	646,313	134,821	8,825,788
Interest-bearing liabilities: (2)
Regular savings	185,499	95,996	306,192	212,616	300,966	285,853	1,387,122
Interest checking accounts	132,526	54,530	177,614	127,235	183,352	178,337	853,594
Money market deposit accounts	202,926	131,115	407,502	270,508	343,721	202,179	1,557,951
Certificates of deposit	514,567	294,657	251,745	58,185	3,116	—	1,122,270
FHLB advances	37,005	25,005	23	26	79	205	62,343
Other borrowings	—	—	5,000	—	—	—	5,000
Junior subordinated debentures	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	103,911	—	—	—	—	—	103,911
Total rate sensitive liabilities	1,316,646	601,303	1,148,076	668,570	831,234	666,574	5,232,403
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,146,617	$280,662	$1,273,436	$609,344	$(184,921)	$(531,753)	$3,593,385
Cumulative excess (deficiency) of interest-sensitive assets	$2,146,617	$2,427,279	$3,700,715	$4,310,059	$4,125,138	$3,593,385	$3,593,385
Cumulative ratio of interest-earning assets to interest-bearing liabilities	263.04%	226.56%	220.70%	215.41%	190.35%	168.68%	168.68%
Interest sensitivity gap to total assets	21.81%	2.85%	12.94%	6.19%	(1.88)%	(5.40)%	36.51%
Ratio of cumulative gap to total assets	21.81%	24.66%	37.60%	43.80%	41.92%	36.51%	36.51%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(568.8) million, or (5.78)% of total assets at September 30, 2016.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2016:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Board Authorization
July 1, 2016 - July 31, 2016	204	$42.93	—	1,711,540
August 1, 2016 - August 31, 2016	—	—	—	1,711,540
September 1, 2016 - September 30, 2016	484,350	43.56	484,350	1,227,190
Total for quarter	484,554	43.56	484,350	1,227,190

The 204 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

On April 4, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 1,711,540 shares of the Company's common stock, or 5% of the Company's outstanding shares. During the quarter ended September 30, 2016, the Company adopted a pre-arranged stock trading plan, pursuant to the Board authorization, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. Repurchases under the Company’s 10b5-1 stock trading plan are administered through an independent broker. The stock trading plan will cover the repurchase of up to 1,300,000 shares of the Company’s stock. The stock trading plan will extend through March 12, 2017, unless completed sooner or otherwise extended or terminated. Repurchases are subject to the requirements of the Securities and Exchange Commission, including Rule 10b-18, as well as certain price and other requirements specified in the plan. During the quarter ended September 30, 2016, the Company repurchased 484,350 common shares under the stock trading plan leaving 1,227,190 shares available for future repurchase under the Board authorization.

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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 7, 2016	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 7, 2016	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)