Form 10-K
period 2016-12-31
BANNER CORP
filed 2017-02-27
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________to__________
 Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)
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
None.
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  X No _
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes __No X

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

Large accelerated filer X	Accelerated filer ___	Non-accelerated filer _____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ____ No X

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2016, was:
Common Stock – $1,434,750,706
 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
 The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2017:
Common Stock, $.01 par value – 33,108,767 shares
Non-voting Common Stock, $.01 par value – 84,788 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 25, 2017 are incorporated by reference into Part III.

BANNER CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected revenues, cost savings, synergies and other benefits from the merger of Banner Bank and AmericanWest Bank (AmericanWest) might not be realized within the expected time frames or at all, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in economic conditions in general and in Washington, Idaho, Oregon, Utah and California in particular; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of safety and soundness and compliance examinations of us by the Federal Reserve (the Federal Reserve) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action against us or any of our bank subsidiaries which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans and securities on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; future goodwill impairment due to changes in our business, changes in market conditions, or other factors; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock and non-voting common stock, and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-K.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

PART 1

Item 1 – Business	General

Banner Corporation (the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2016, its 187 branch offices and 11 loan production offices located in Washington, Oregon, California, Utah and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Federal Reserve.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington DFI and the FDIC.  As of December 31, 2016, we had total consolidated assets of $9.79 billion, net loans of $7.37 billion, total deposits of $8.12 billion and total shareholders’ equity of $1.31 billion. Our voting common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

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

Since becoming a public company in 1995, we have invested significantly in expanding our branch and distribution systems with a primary emphasis on strengthening our market presence in our five primary markets in the Northwest.  Those markets include the four largest metropolitan areas in the Northwest: the Puget Sound region of Washington and the greater Portland, Oregon, Boise, Idaho, and Spokane, Washington markets, as well as our historical base in the vibrant agricultural communities in the Columbia Basin region of Washington and Oregon.  Our aggressive franchise expansion during this period included the acquisition and consolidation of ten commercial banks, as well as the opening of 28 new branches, the acquisition of seven branches and relocating 12 others. More recently, our acquisition activity, included two whole bank transactions in 2015 and the purchase of six branches in 2014, has expanded our geographic focus to include additional markets in southwest Oregon, as well as select markets in California and Utah and more than doubled the size of the Company. The acquisition of Starbuck Bancshares, Inc. (Starbuck), the holding company for AmericanWest, which closed on October 1, 2015, with 98 branches and approximately $4.46 billion in assets, $3.00 billion in loans and $3.64 billion in deposits, added scale to our operations, strengthened our Northwest presence and provided entry into attractive markets in California and Utah. Prior to that, the acquisition of Siuslaw Financial Group (Siuslaw), the holding company for Siuslaw Bank, which closed on March 6, 2015, with ten branches and approximately $369.8 million in assets, $247.1 million in loans and $316.4 million in deposits, added further market penetration in western Oregon, including the Eugene market. Both the Starbuck and Siuslaw acquisitions have had a significant impact on the operating results of Banner. For additional details regarding these acquisitions and merger related expenses, see Note 3, Business Combinations, of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

In addition to the acquisitions, branch openings and relocations, we also have invested heavily in marketing campaigns designed to significantly increase the brand awareness for Banner Bank as well as expanded product offerings.  These investments, which have been significant elements in our strategies to grow loans, deposits and customer relationships, have increased our presence within desirable marketplaces and allow us to better serve existing and future customers.  This emphasis on growth and development resulted in an elevated level of non-interest expense during recent periods; however, we believe the expanded branch network, broader product line and heightened brand awareness have created a franchise that is well positioned and is allowing us to successfully execute on our super community bank model.  That strategy is focused on delivering customers, including middle market and small businesses, business owners, their families and employees, a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal, responsiveness, and superior service level of a community bank.

Banner Corporation's successful execution on its super community bank model and its strategic initiatives, have delivered solid profitability and growth. We have made substantial progress on our goals to achieve and maintain the Company's moderate risk profile as well as to develop and continue strong earnings momentum. Highlights of this success have included continued strong asset quality, outstanding client acquisition and account growth, significantly increased non-interest-bearing deposit balances and strong revenue generation from core operations.

Like most financial institutions, our operating results in recent years have been meaningfully impacted by the exceptionally low interest rate environment and our future operating results and financial performance will be significantly affected by the course of economic activity. However, over the past seven years we have substantially added to our client relationships and account base, while maintaining a moderate risk profile, which has resulted in strong and sustainable revenues and low credit costs, and which we believe has positioned the Company well for continued success.

For the year ended December 31, 2016, our net income increased to $85.4 million, or $2.52 earnings per diluted share, compared to $45.2 million, or $1.89 earnings per diluted share, for the prior year. Our results for both years were significantly impacted by merger and acquisition activity and the related expenses. The 2016 results reflect the first full year of earnings contribution from the operations acquired in the AmericanWest and Siuslaw acquisitions. Acquisition-related expenses were $11.7 million, or $0.22 per diluted share net of tax benefit, in 2016 compared to $26.1 million, or $0.76 per diluted share net of tax benefit, in 2015.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank of Des Moines (FHLB) advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities, and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income before provision for loan losses increased 55% to $375.1 million for the year ended December 31, 2016, compared to $242.3 million for the year ended December 31, 2015.

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

Our total revenues (net interest income before the provision for loan losses plus non-interest income) for 2016 increased $154.0 million, or 51%, to $458.5 million, compared to $304.6 million for 2015. Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $83.5 million for the year ended December 31, 2016, compared to $62.3 million for the year ended December 31, 2015.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $6.0 million provision for loan losses in the year ended December 31, 2016, primarily due to the organic growth in the loan portfolio and the renewal of acquired loans out of the discounted loan portfolios, compared to no provision recorded in 2015. Non-performing loans increased modestly to $22.6 million at December 31, 2016, compared to $15.2 million a year earlier. Our allowance for loan losses at December 31, 2016 was $86.0 million, or 1.15% of total loans outstanding and 381% of non-performing loans. (See Note 5, Loans Receivable and the Allowance for Loan Losses, of the Notes to the Consolidated Financial Statements as well as “Asset Quality” below.)

Our non-interest expense increased 36% to $322.9 million for the year ended December 31, 2016, compared to $236.6 million for the year ended December 31, 2015. The year-over-year increase in non-interest expense was largely attributable to acquisition-related expenses and incremental costs associated with operating the 98 branches acquired in the AmericanWest acquisition on October 1, 2015 and the ten Siuslaw Bank branches acquired in March 2015 for a full year in 2016 and generally increased compensation, occupancy and payment and card processing services reflecting increased transaction volume.

Reflecting our previously announced strategy to maintain assets below $10.0 billion through December 31, 2016, our total assets decreased slightly in 2016 to $9.79 billion at December 31, 2016. Remaining below $10.0 billion through year end had the beneficial effect of delaying the adverse impact on our future operating results from certain enhanced regulatory requirements and the Durbin Amendment cap on interchange revenues when exceeding that asset size.

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

Lending Activities

General: All of our lending activities are conducted through Banner Bank, its subsidiary, Community Financial Corporation, a residential construction lender located in Portland, Oregon, and Islanders Bank. We offer a wide range of loan products to meet the demands of our customers and our loan portfolio is very diversified by product type, borrower and geographic location within our market area. We originate loans for our own loan portfolio and for sale in the secondary market. Management’s strategy has been to maintain a well diversified portfolio with a significant percentage of assets in the loan portfolio having more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, we offer a variety of floating or adjustable interest rate products that correlate more closely with our cost of interest bearing funds, particularly loans for commercial business and real estate, agricultural business, and construction and development purposes. However, in response to customer demand, we continue to originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 2016, our net loan portfolio totaled $7.37 billion compared to $7.24 billion at December 31, 2015.

Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans include owner-occupied, investment properties and multifamily residential real estate. Although our level of activity and investment in commercial real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods. We also originate construction, land and land development loans, a significant component of which is our residential one- to four-family construction loans. Originations of one- to four-family construction loans have increased for the past three years as builders have expanded production and experienced strong sales in many of the markets we serve. Our origination of construction and development loans has been significant during this period and balances in this portion of the portfolio have increased in recent periods but not at the same pace of originations as brisk sales of new homes have produced rapid turnover through repayments. Our commercial business lending is directed toward meeting the credit and related deposit and treasury management needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. In recent years, our commercial business lending has also included participation in certain national syndicated loans. Reflecting the expanding economy of the western United States, demand for these types of commercial business loans has strengthened and our production levels have increased in recent periods. Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. However, most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. We have increased our emphasis on consumer lending in recent years, which resulted in meaningful growth from originations in 2016 and 2015, primarily related to increased home equity lines of credit.

For additional information concerning our loan portfolio, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2016 and 2015—Loans and Lending” including Tables 3 and 4, which sets forth the composition and geographic concentration of our loan portfolio, and Tables 5 and 6, which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the markets we serve.  Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis. In recent years, we have generally sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market. At December 31, 2016, $813.1 million, or 11% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

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

Construction and Land Lending:  Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers. We also make construction loans to qualified owner occupants, which upon completion of the construction phase convert to long-term amortizing one- to four-family residential loans that are eligible for sale in the secondary market. We regularly monitor our construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change. Our residential construction and land and land development lending has been recently increasing in select markets and has made a meaningful contribution to our net interest income and profitability.  To a lesser extent, we also originate construction loans for commercial and multifamily real estate.  Although well diversified with respect to sub-markets, price ranges and borrowers, our construction, land and land development loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area. At December 31, 2016, construction, land and land development loans totaled $823.1 million, or 11% of total loans; the balance was primarily comprised of one- to four-family construction and residential land or land development loans, and to a lesser extent commercial and multifamily real estate construction loans and commercial land or land development loans.

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

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate including, loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor properties.  At December 31, 2016, our loan portfolio included $1.99 billion in non-owner-occupied commercial real estate loans, $1.35 billion in owner-occupied commercial real estate loans and $248.2 million in multifamily loans which in aggregate comprised 48% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, potentially riskier than one- to four-family residential mortgage loans.  Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  In addition, many of our commercial and multifamily real estate loans often are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrowers’ willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  A significant portion of our multifamily and commercial real estate loans are linked to various FHLB advance rates, certain prime rates, US Treasury rates, or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2016, the average size of our commercial real estate loans was $618,000 and the largest commercial real estate loan in our portfolio was approximately $17.7 million.

Commercial Business Lending:  We are active in small- to medium-sized business lending and are engaged in agricultural lending primarily by providing crop production loans.  Our commercial bankers are focused on local markets and devote a great deal of effort to developing customer relationships and providing these types of borrowers with a full array of products and services delivered in a thorough and responsive manner.  While also strengthening our commitment to small business lending, our experienced commercial bankers and senior credit staff focus on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. In addition to providing earning assets, commercial business lending has helped us increase our deposit base. In recent years, our commercial business lending has included modest participation in certain national syndicated loans, including shared national credits. We also originate smaller balance business loans principally through our retail branch network, using our Quick Step business loan program, which is closely aligned with our consumer lending operations and relies on centralized underwriting procedures. Quick Step business loans and lines of credit are available from $5,000 to $500,000 and owner-occupied real estate loans are available up to $1.0 million.

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

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to various prime rate or LIBOR indices.  At December 31, 2016, commercial business loans totaled $1.21 billion, or 16% of our total loans, including $138.9 million of shared national credits.

Agricultural Lending:  Agriculture is a major industry in several of our markets.  We make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2016, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $369.2 million, or 5% of our loan portfolio.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, boat and recreational vehicle loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received consistent emphasis in recent years.  Part of this emphasis includes a Banner Bank-owned credit card program.  Similar to other consumer loan programs, we focus this credit card program on our existing customer base to add to the depth of our customer relationships.  In addition to earning balances, credit card accounts produce non-interest revenues through interchange fees and other activity-based revenues. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2016, we had $650.5 million, or 9% of our loan portfolio, in consumer related loans, including $493.2 million, or 7% of our loan portfolio, in consumer loans secured by one- to four-family residences.

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

Loan Solicitation and Processing:  We originate real estate loans in our market areas by direct solicitation of real estate brokers, builders, developers, depositors, walk-in customers and visitors to our Internet website.  One- to four-family residential loan applications are taken by our mortgage loan officers or through our Internet website and are processed in branch or regional locations.  In addition, we have specialized loan origination units, focused on construction and land development, commercial real estate and multifamily loans. Most underwriting and loan administration functions for our real estate loans are performed by loan personnel at central locations.

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

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  For the years ended December 31, 2016 and 2015, we originated loans, net of repayments, including our participation in syndicated loans and loans held for sale of $1.11 billion and $741.7 million, respectively. The increase in originations net of repayments for 2016 compared with 2015 largely reflects increased production capacity, including a full year of production from the former AmericanWest and Siuslaw Bank lending teams in 2016, with both periods being affected by high levels of repayments.

We sell many of our newly originated one- to four-family residential mortgage loans to secondary market purchasers as part of our interest rate risk management strategy.  In addition, beginning in 2015, in conjunction with the acquisition of AmericanWest, we began to sell many of our newly originated multifamily loans to the secondary market purchasers. Originations of loans for sale increased to $1.06 billion for the year ended December 31, 2016 from $709.0 million during 2015, reflecting low interest rates, strong housing markets and our increased production capacity. Originations of loan for sale included $367.6 million and $41.2 million of multifamily held for sale loan production for the years ended December 31, 2016 and December 31, 2015, respectively. Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  During the year ended December 31, 2016, we sold $880.9 million of loans held for sale compared to $677.2 million for the year ended December 31, 2015. The held for sale loans sold in 2016 and 2015 included $198.1 million and $66.8 million, respectively, of multifamily loans held for sale. In addition, we sold $160.3 million and $85.1 million of portfolio multifamily loans acquired through the merger with AmericanWest in 2016 and 2015, respectively. We sell loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse. The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  See “Loan Servicing.”

We periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities.  Any such purchases or loan participations are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.  During the years ended December 31, 2016 and 2015, we purchased $314.3 million and $323.5 million, respectively, of loans and loan participation interests, principally commercial real estate loans.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2016, we were servicing $2.55 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  At December 31, 2016, our MSRs were carried at a value of $15.2 million, net of amortization. For additional information see Note 17, Goodwill, Other Intangible Assets and Mortgage Servicing Rights, of the Notes to the Consolidated Financial Statements.

Asset Quality

Classified Assets:  State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.  For additional information regarding asset quality and non-performing loans, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2016 and 2015—Asset Quality,” and Table 11 contained therein.

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with U.S. generally accepted accounting principles (GAAP) guidelines.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income.  The allowance for losses on loans is maintained at a level which, in management’s judgment, is sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  For additional information concerning our allowance for loan losses, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015—Provision and Allowance for Loan Losses,” and Tables 15 and 16 contained therein.

Real Estate Owned:  Real estate owned (REO) is property acquired by foreclosure or receiving a deed in lieu of foreclosure, and is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property are capitalized to the extent they add value to the property.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are credited or charged to operations in the period in which they are realized.  The amounts we will ultimately recover from REO may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in our strategies for recovering the investment.   For additional information on REO, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2016 and 2015—Asset Quality” and Table 11 contained therein and Note 6, Real Estate Owned, Held for Sale, Net, of the Notes to the Consolidated Financial Statements.

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

At December 31, 2016, our consolidated investment portfolio totaled $1.09 billion and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and asset-backed securities.  From time to time, investment levels may be increased or decrease in order to manage balance sheet liquidity, interest rate risk, market risk and provide appropriate risk adjusted returns. Security sales, paydowns and maturities during the year ended December 31, 2016 exceeded purchases as the Company deleveraged the balance sheet primarily through reductions in our investment portfolio consistent with our asset management objectives to remain below $10 billion in assets through December 31, 2016 to delay certain regulatory consequences associated with exceeding that asset size. For additional information regarding these regulatory consequences, see Item 1A, Risk Factors, "We may be subject to additional regulatory scrutiny if and when Banner or Banner Bank's total assets exceed $10.0 billion."

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2016 and 2015—Investments,” and Tables 1 and 2 contained therein.

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
Our predominant derivative and hedging activities involve interest rate swaps related to certain term loans, interest rate locks to borrowers, and forward sales contracts associated with mortgage banking activities. Generally, these instruments help us manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as market-driven interest rates and prices or other economic factors.
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
Derivatives Not Designated in Hedge Relationships
Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan customers, in which we provide the client with a variable rate loan and enter into an interest rate swap in which the client receives a fixed rate payment in exchange for a variable rate payment. We offset our risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. Banner Bank also has a few interest rate swaps from a prior interest rate swap program that were also not designated in hedge relationships. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.
Mortgage Banking: In the normal course of business, the Company sells originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate loans that are intended to be sold and for closed mortgage loans held for sale that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers as specific prices and dates.

We are exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and we do not expect the counterparties to fail their obligations.
In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, we could be required to settle our obligations under certain of these agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If we had breached any of these provisions at December 31, 2016 or 2015, we could have been required to settle our obligations under the agreements at the termination value. We generally post collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities.
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

We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and non-bank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our branch expansion, relocations and renovation and advertising and marketing campaigns has been directed toward attracting additional deposit customer relationships and balances.  In addition, our electronic banking activities including debit card and automated teller machine (ATM) programs, on-line Internet banking services and, most recently, customer remote deposit and mobile banking capabilities are all directed at providing products and services that enhance customer relationships and result in growing deposit balances as well as fee income.  Growing core deposits (non-interest-bearing checking and interest-bearing transaction and savings accounts) is a fundamental element of our business strategy. Core deposits increased to 87% of total deposits at December 31, 2016 compared to 83% a year earlier and 80% two years ago.

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns.  At December 31, 2016, we had $8.12 billion of deposits.  For additional information concerning our deposit accounts, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2016 and 2015—Deposit Accounts,” including Table 7 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 8, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2016.  In addition, see Note 8, Deposits of the Notes to the Consolidated Financial Statements.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB serves as our primary borrowing source. The FHLB provides credit for member financial institutions such as Banner Bank and Islanders Bank.  As members, the Banks are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities provided certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements.  At December 31, 2016, we had $54.2 million of borrowings from the FHLB.  At that date, Banner Bank was authorized by the FHLB to borrow up to $3.35 billion under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $98.1 million under a similar agreement.  The Federal Reserve Bank also serves as an important source of borrowing capacity.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB.  At December 31, 2016, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $1.02 billion from the Federal Reserve Bank, although at that date we had no funds borrowed under this arrangement.  Although eligible to participate, Islanders Bank has not applied for approval to borrow from the Federal Reserve Bank.  For additional information concerning our borrowings, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2016 and 2015—Borrowings,” and Table 10 contained therein, as well as Notes 9 and 10 of the Notes to the Consolidated Financial Statements.

At December 31, 2016, Banner Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $60.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2016. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with cash management services provided to our larger deposit customers.  At December 31, 2016, we had issued retail repurchase agreements totaling $100.7 million. We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers; at December 31, 2016, we had one wholesale repurchase borrowing with a carrying value of $5.0 million. The retail and wholesale repurchase borrowings were secured by pledges of certain U.S. Government and agency notes and mortgage-backed securities with a market value of $114.9 million.

We have also issued $120.0 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS).  The TPS were issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and were sold in private offerings to pooled investment vehicles.  In addition, Banner has $16.0 million of junior subordinated debentures that were acquired through the Siuslaw Bank and AmericanWest acquisitions, for a total of $136.0 million in debentures at December 31, 2016. The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition. As of December 31, 2016 the fair value of the junior subordinate debentures was $95.2 million. All of the debentures issued to the trusts, measured at their fair value, less the common stock of the trusts, qualified as Tier I capital as of December 31, 2016, under guidance issued by the Federal Reserve Board. We invested substantially all of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank.  See Note 11, Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities, of the Notes to the Consolidated Financial Statements.

Personnel

As of December 31, 2016, we had 1,942 full-time and 195 part-time employees.  Banner Corporation has no employees except for those who are also employees of Banner Bank, its subsidiaries, and Islanders Bank.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Taxation

Tax-Sharing Agreement

Banner Corporation files its federal and state income tax returns on a consolidated basis under a tax-sharing agreement between the Company and each bank subsidiary.  The Company prepares each subsidiary’s minimum income tax which would be required if the individual subsidiary were to file federal and state income tax returns as a separate entity.  Each subsidiary pays to the Company an amount equal to the estimated income tax due if it were to file as a separate entity.  The payment is made on or about the time the subsidiary would be required to make such tax payments to the United States Treasury or the applicable State Departments of Revenue.  In the event the computation of the subsidiary’s federal or state income tax liability, after taking into account any estimated tax payments made, would result in a refund if the subsidiary were filing income tax returns as a separate entity, then the Company pays to the subsidiary an amount equal to the hypothetical refund.  The Company is an agent for each subsidiary with respect to all matters related to the consolidated tax returns and refunds claims.  If Banner's consolidated federal or state income tax liability is adjusted for any period, the liability of each party under the tax-sharing agreement is recomputed to give effect to such adjustments and any additional payments required as a result of the adjustments are made within a reasonable time after the corresponding additional tax payments are made or refunds are received.

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

State Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed under Washington on gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to this tax.

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

Federal and state banking laws and regulations govern all areas of the operation of the Banks, including reserves, loans, investments, deposits, capital, issuance of securities, payment of dividends and establishment of branches.  Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice and in other circumstances.  The Federal Reserve and FDIC as the respective primary federal regulators of Banner Corporation and each of Banner Bank and Islanders Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

The laws and regulations affecting banks and bank holding companies have changed significantly, particularly in connection with the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) as an independent bureau of the Federal Reserve. The CPFB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future. For additional information concerning the Dodd-Frank Act and the CPFB, see Item 1A., “Risk Factors—We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operation” and “We may be subject to additional regulatory scrutiny if and when Banner or Banner Bank’s total assets exceed $10.0 billion.”

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

Deposit Insurance: The Deposit Insurance Fund of the FDIC insures deposit accounts of each of the Banks up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  During 2016, because the Federal Deposit Insurance Fund's reserve ratio surpassed 1.15%, the FDIC revised the range of initial assessment rates from five to 35 basis points to 3 to 30 basis points for all institutions. The FDIC also imposed a 4.5 basis point surcharge on assessment rates for all large banks, defined as insured depository institutions with total consolidated assets of $10 billion or more. The surcharge will be in place until the FDIC reserve ratio reaches 1.35%. When the reserve ratio reaches 1.38%, small banks will receive certain credits applicable to their assessments.

If the FDIC reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on all large banks in the first quarter of 2019.
Under the current rules, when the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, initial base assessment rates will range from two basis points to 28 basis points and when the reserve ratio for the prior assessment period is greater than 2.5%, initial base assessment rates will range from one basis point to 25 basis points (in each case subject to adjustments for unsecured debt issued by the bank, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the bank).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
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

Standards for Safety and Soundness:  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions.  Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution's size and complexity and the nature and scope of its activities.  The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems.  If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.

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

There are a number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015, some of which are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital and eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Trust preferred securities issued by a company, such as the Company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital under the new regulations.  If an institution grows above $15 billion as a result of an acquisition, the trust preferred securities will be excluded from Tier 1 capital and instead included in Tier 2 capital. Mortgage servicing assets and deferred tax assets over designated percentages of CET1 will be deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we were eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We elected this option in the first quarter of 2015.

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

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, Banner and each of the Banks must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets is required, which amount will increase each year by 0.625% until the buffer requirement is fully implemented on January 1, 2019.

To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level. To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5.0% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.

As of December 31, 2016, Banner Corporation and each of the Banks met the requirements to be "well capitalized" and the fully phased-in capital conservation buffer requirement.

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

At December 31, 2016, both Banner Bank and Islanders Bank were categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information, see Note 16, Regulatory Capital Requirements, of the Notes to the Consolidated Financial Statements.

Commercial Real Estate Lending Concentrations:  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending.  The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk.  A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank's total regulatory capital; or

•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank's total regulatory capital or the outstanding balance of the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2016, Banner Bank's and Islanders Bank's aggregate recorded loan balances for construction, land development and land loans were 81% and 30% of total regulatory capital, respectively.  In addition, at December 31, 2016, Banner Bank's and Islanders Bank's loans on commercial real estate were 312% and 233% of total regulatory capital, respectively.

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

Washington State has enacted a law regarding financial institution parity.  Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks.  In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations.  Finally, the law provides additional flexibility for Washington-chartered banks with respect to interest rates on loans and other extensions of credit.  Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions.

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

Federal Reserve System:  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.  At December 31, 2016, the Banks' deposits with the Federal Reserve Bank and vault cash exceeded their reserve requirements.

Affiliate Transactions:  Banner Corporation, Banner Bank and Islanders Bank are separate and distinct legal entities. Each Bank is an affiliate of the other and Banner Corporation (and any non-bank subsidiary of Banner Corporation) is an affiliate of both Banks. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of the bank's capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank's capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

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

Dividends:  The amount of dividends payable by the Banks to the Company depend upon their earnings and capital position, and is limited by federal and state laws, regulations and policies.  Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. Dividends from Banner Bank to the Company require regulatory approval because Banner Bank remains in a cumulative negative retained earnings position primarily as a result of goodwill impairment recorded in 2010 and more recently the special dividend paid to the Company to fund the acquisition of Starbuck.

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

Anti-Money Laundering and Customer Identification:  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001.  The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and, effective in 2018, the beneficial owners of accounts. Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.  Banner Bank's and Islanders Bank's policies and procedures comply with the requirements of the USA Patriot Act.

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

Banner Corporation

General:  Banner Corporation, as sole shareholder of Banner Bank and Islanders Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA, and the regulations of the Federal Reserve.  We are required to file quarterly reports with the Federal Reserve and provide additional information as the Federal Reserve may require.  The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.  Banner Corporation is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.

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

Federal Securities Laws:  Banner Corporation's common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934 (the Exchange Act).

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

The regulations to implement the provisions of Section 619 of the Dodd-Frank Act, commonly referred to as the Volcker Rule, contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Banner Corporation is continuously reviewing its investment portfolio to determine if changes in its investment strategies are in compliance with the various provisions of the Volcker Rule regulations.

Sarbanes-Oxley Act of 2002:  As a public company that files periodic reports with the SEC, under the Securities Exchange Act of 1934, Banner Corporation is subject to the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

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

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2016, Banner Corporation repurchased 1,145,250 shares of its common stock at a average price of $44.29 per share under its previously announced trading plan.

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2016:

Name	Age	Position with Banner Corporation	Position with Banner Bank
Mark J. Grescovich	52	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director
Lloyd W. Baker	68	Executive Vice President, Chief Financial Officer	Executive Vice President
Richard B. Barton	73		Executive Vice President, Chief Credit Officer
Douglas M. Bennett	64		Executive Vice President, Real Estate Lending Operations
Peter J. Conner	51		Executive Vice President, Chief Financial Officer
Kayleen R. Kohler	44		Executive Vice President Human Resources
Kenneth A. Larsen	47		Executive Vice President, Mortgage Banking
Craig Miller	65		Executive Vice President General Counsel
Cynthia D. Purcell	59		Executive Vice President, Retail Banking and Administration
M. Kirk Quillin	54		Executive Vice President, East Region, Commercial Banking
James T. Reed, Jr.	54		Executive Vice President, West Region, Commercial Banking
Steven W. Rust	69		Executive Vice President, Chief Information Officer
Judith A. Steiner	54		Executive Vice President Chief Risk Officer
Gary W. Wagers	56		Executive Vice President, Retail Products and Services
Keith A. Western	61		Executive Vice President, California & S. Oregon Commercial Banking

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

Lloyd W. Baker joined First Savings Bank of Washington (now Banner Bank) in 1995 as Asset/Liability Manager, has been a member of the executive management committee since 1998 and has served as the Chief Financial Officer of Banner Corporation since 2000 and of Banner Bank from 2000 to October 2015. His banking career began in 1973 and has included a variety of roles in financial management and reporting, strategic planning, asset, liability and portfolio management, mortgage lending and secondary marketing.

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

Douglas M. Bennett, who joined First Federal Savings and Loan (now Banner Bank) in 1974, has over 40 years of experience in real estate lending. He has served as a member of Banner Bank’s executive management committee since 2004.
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

Kayleen R. Kohler joined Banner Bank in 2016 as Executive Vice President of Human Resources. Ms. Kohler’s focus is on driving organizational design priorities at Banner Bank including: leadership development, talent acquisition, workforce planning, employee relations, compensation, benefits, diversity initiatives, payroll, and safety. Prior to joining Banner, Ms. Kohler served 20 years in progressive human resource leadership roles for Plum Creek Timber Company, now Weyerhaeuser. She holds bachelors’ degrees in Marketing as well as Business Management from Northwest Missouri State University and a master’s in Organizational Management from the University of Phoenix. Through continuing education, she maintains her SPHR and SHRM-SCP certifications.

Kenneth A. Larsen joined Banner Bank in 2005 as the Real Estate Administration Manager and was promoted to Mortgage Banking Director in 2010. Mr. Larsen is responsible for Banner Bank’s mortgage banking activities from origination, administration, secondary marketing, through loan servicing. Mr. Larsen has had a 25-year career in mortgage banking, including holding positions in all facets of operations and management. A graduate of Eastern Washington University, he earned a Bachelor of Arts in Education with a degree in Social Science and earned certificates from the Pacific Coast Banking School and the School of Mortgage Banking. He is also a Certified Mortgage Banker, the highest designation recognized by the Mortgage Bankers Association. Mr. Larsen began his career at Action Mortgage/Sterling Savings, later moving to Peoples Bank of Lynden where he managed the mortgage banking operation. Mr. Larsen also served as the 90th President of the Seattle Mortgage Bankers Association. Formerly he was the Chairman of the Washington Mortgage Bankers Association and currently serves as a commissioner on the Washington State Housing Finance Commission. He was promoted to Executive Vice President in 2015.

Craig Miller is the Executive Vice President and General Counsel for Banner Bank. He joined Banner in 2016 and is responsible for overseeing the company’s legal functions. Mr. Miller had previously served as senior litigation partner at Davis Wright Tremaine LLP in Seattle and served with the firm, Rose Joneson Vargas, in American Samoa. His extensive experience in state and federal commercial trials, mediations and arbitrations, cover a wide variety of litigation matters, with special concentration in representing creditors in distressed credit cases, including collections, foreclosures, and bankruptcy adversary actions. Mr. Miller earned his Juris Doctor degree (JD) from the University of Southern California Law School. His community involvement includes board service with the YMCA of Greater Seattle, Childhaven, King County Sexual Assault Resource Center, and the Meany Center for the Performing Arts.

Cynthia D. Purcell is the Executive Vice President for Retail Banking and Administration. Ms. Purcell is responsible for leading the Retail Banking business line including Branch Banking, Mortgage Banking, Business Banking and Digital delivery channels, as well as oversight of administrative and support functions for the Bank. She was formerly the Chief Financial Officer of Inland Empire Bank (now Banner Bank), which she joined in 1981. Over her banking career, Ms. Purcell has been deeply involved in advocating for the industry through leadership roles on various Boards and committees including State Banking Associations and the American Bankers Association (ABA). She has also taught banking courses throughout her career, including the ABA Graduate School of Bank Investments and Financial Management, the Northwest Intermediate Banking School, and the Oregon Bankers Association Directors College.
M. Kirk Quillin joined Banner Bank’s commercial banking group in 2002 as a Senior Vice President and commercial loan manager and was named to his current position as the East Region Commercial Banking Executive in July 2012. He is responsible for commercial and specialty banking for all locations in Eastern Washington, Eastern Oregon, Idaho and Utah. Mr. Quillin began his career in the banking industry in 1984 with Idaho First National Bank, which is now U.S. Bank. His career also included management positions in commercial lending with Washington Mutual. He earned a B.S. in Finance and Economics from Boise State University and was certified by the Pacific Coast Banking School and Northwest Intermediate Commercial Lending School.

James T. Reed, Jr. joined Towne Bank (now Banner Bank) as a Vice President and Commercial Branch Manager in July 1995 and was named to his current position as the West Region Commercial Banking Executive in July 2012. He is responsible for Commercial Banking in Western Washington and Western Oregon, as well as Treasury Management and Specialty Banking Services. Mr. Reed began his banking career with Rainier Bank, which later became Security Pacific Bank and later still West One Bank. He earned a Bachelor of Arts in Interdisciplinary Arts and Sciences from the University of Washington and earned certificates from Pacific Coast Banking School, Northwest Intermediate Banking School and Northwest Intermediate Commercial Lending School. Currently, Mr. Reed is a member of the University of Washington Bothell Advisory Board and the Association of Washington Business Board of Directors.

Steven W. Rust joined Banner Bank in October 2005 as Senior Vice President and Chief Information Officer and was named to his current position as Executive Vice President and Chief Information Officer in September 2007. Mr. Rust has over 38 years of relevant industry experience prior to joining Banner Bank and was founder and President of InfoSoft Technology, through which he worked for nine years as a technology consultant and interim Chief Information Officer for banks and insurance companies. He also worked 19 years with US Bank/West One Bancorp as Senior Vice President & Manager of Information Systems.
Judith A. Steiner joined Banner Bank in 2016 as Executive Vice President and Chief Risk Officer.  In this role, Ms. Steiner is responsible for overseeing the company’s risk and compliance functions as well as the Bank’s interactions with industry regulators. Prior to joining Banner, Ms. Steiner spent 25 years with FirstMerit Corporation in executive leadership positions including Executive Vice President & Chief Risk Officer, Secretary, and General Counsel.  Ms. Steiner earned her bachelor’s degree from the University of Akron and her Juris Doctor degree (JD) from the Case Western Reserve University School of Law.

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

Keith A. Western is Executive Vice President, Commercial Banking for Banner Bank, joining Banner upon the merger of AmericanWest and Banner Bank. Prior to the merger, Mr. Western was President of Northwest Banking for AmericanWest since 2011. Mr. Western has 39 years of banking experience across multiple markets including the western, eastern and mid-western United States and Canada. The bulk of Mr. Western’s career was with Bank of America (approximately 15 years) and Citibank (approximately 12 years) in a variety of assignments including asset based lending, commercial and business banking, and credit risk management.

Corporate Information

Our principal executive offices are located at 10 South First Avenue, Walla Walla, Washington 99362. Our telephone number is (509) 527-3636.  We maintain a website with the address www.bannerbank.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.

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

Our operations are significantly affected by national and regional economic conditions.  Weakness in the national economy or the economies of the markets in which we operate could have a material adverse effect on our financial condition, results of operations and prospects. We provide banking and financial services primarily to businesses and individuals in the states of Washington, Oregon, California, Utah and Idaho.  All of our branches and most of our deposit customers are also located in these five states.  Further, as a result of a high concentration of our customer base in the Puget Sound area and eastern Washington state regions, the deterioration of businesses in these areas, or one or more businesses with a large employee base in these areas, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.  Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the recent withdrawal by the United States from the Trans-Pacific Partnership trade agreement may also affect these businesses. In addition, adverse weather conditions as well as decreases in market prices for agricultural products grown in our primary markets can adversely affect agricultural businesses in our markets. As we expand our presence in areas such as San Diego and Sacramento, California and Salt Lake City, Utah, we will be exposed to concentration risks in those areas as well.

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

In addition to first-lien one- to four -family residential real estate lending, we originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, agricultural mortgage loans and agricultural loans, and consumer loans, primarily within our market areas.  We had $6.64 billion outstanding in these types of higher risk loans at December 31, 2016 compared to $6.36 billion at December 31, 2015.  These loans typically present different risks to us for a number of reasons, including those discussed below:

•
Construction and Land Loans. At December 31, 2016, construction and land loans were $823.1 million or 11% of our total loan portfolio.  This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  While our origination of these types of loans has decreased significantly from earlier periods, as a result of the recent improvement in real estate values in certain of our market areas, this category of lending has increased in recent years and our investment in construction and land loans increased by $248.7 million or 43% in 2016. At December 31, 2016, construction and land loans that were non-performing were $1.7 million, or 8% of our total non-performing loans.

•
Commercial and Multifamily Real Estate Loans. At December 31, 2016, commercial and multifamily real estate loans were $3.59 billion, or 48% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. This risk was exacerbated in the recent recession and could remain an elevated risk in the current slow recovery economic environment. At December 31, 2016, commercial and multifamily real estate loans that were non-performing were $9.1 million, or 40% of our total non-performing loans.

•
Commercial Business Loans.  At December 31, 2016, commercial business loans were $1.21 billion, or 16% of our total loan portfolio. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2016, commercial business loans that were non-performing were $3.1 million, or 14% of our total non-performing loans.

•
Agricultural Loans.  At December 31, 2016, agricultural loans were $369.2 million, or 5% of our total loan portfolio.  Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers.  These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may impaired. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan my not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value. At December 31, 2016, there were $3.2 million of agricultural loans that were non-performing or 14% of total non-performing loans.

•
Consumer Loans.  At December 31, 2016, consumer loans were $650.5 million, or 9% of our total loan portfolio.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  At December 31, 2016, consumer loans that were non-performing were $1.9 million, or 9% of our total non-performing loans.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

We may be adversely affected by risks associated with completed and potential acquisitions.

As part of our general growth strategy, we have recently expanded our business through acquisitions. During 2015, we completed the acquisitions of AmericanWest and Siuslaw. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by Banner’s existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of Banner’s stock. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

•
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;

•	Higher than expected deposit attrition;

•	Potential diversion of our management's time and attention;

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

An increase in interest rates, change in the programs offered by secondary market purchasers or our ability to qualify for their programs may reduce our mortgage banking revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income.  We generate mortgage banking revenues primarily from gains on the sale of one- to four-family and multifamily mortgage loans. The one- to four-family mortgage loans are sold pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and non-Government Sponsored Enterprise (GSE) investors.  These entities account for a substantial portion of the secondary market in residential one- to four-family mortgage loans. Multifamily mortgage loans are sold primarily to non-GSE investors.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  In an attempt to help the overall economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate. In December 2016, the Federal Reserve Board slightly increased the Fed Funds rate by 25 basis points and intends further increases during 2017 subject to economic conditions. As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery.

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

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.

In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 71% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2016, and approximately $2.6 billion, or 49%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  At December 31, 2016, the weighted average floor interest rate of these loans was 4.60%.  At that date, approximately $1.40 billion, or 54%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information about our interest rate risk management.

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

Banner's total assets were $9.79 billion and Banner Bank's total assets were $9.53 billion at December 31, 2016. Following the fourth consecutive quarter where the total assets of Banner or Banner Bank exceed $10 billion, Banner or Banner Bank, as applicable, will become subject to a number of additional requirements (such as annual stress testing requirements implemented pursuant to the Dodd-Frank Act and general oversight by the CFPB) that will impose additional compliance costs on our business. As a result, there may also be additional higher expectations from regulators. The CFPB has near exclusive supervision authority, including examination authority, over institutions of that size and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.

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

Reductions in interchange income could negatively impact our earnings.

Interchange income is derived from fees paid by merchants to the interchange network in exchange for the use of the network's infrastructure and payment facilitation. These fees are paid to card issuers to compensate them for the costs associated with issuance and operation. We earn interchange fees on card transactions from its debit cards, including $19.5 million during the year ended December 31, 2016. Merchants have attempted to negotiate lower interchange rates, and the Durbin Amendment to the Dodd-Frank Act, which we would become subject to once our total assets exceed $10.0 billion, limits the amount of interchange fees that may be charged for certain debit card transactions. See “We may be subject to additional regulatory scrutiny if and when Banner or Banner Bank’s total assets exceed $10.0 billion.” Merchants may also continue to pursue alternative payment platforms, such as Apple Pay, to lower their processing costs. Any such new payment system may reduce our interchange income. Our failure to comply with the operating regulations set forth by payment card networks, which may change, could subject us to penalties, fees or the termination of our license to use the networks. Any of these scenarios could have a material impact on our business, financial condition and results of operations.

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

The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

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

Our framework for managing risks may not be effective in mitigating risk and loss to us.

We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. As with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses which could have a material adverse effect on our financial condition and results of operations.

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

Provisions in our articles of incorporation and bylaws, the corporate laws of the state of Washington and federal laws and regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise negatively affect the market value of our stock. These provisions, among others, include: a prohibition on voting shares of our common stock beneficially owned in excess of 10.0% of total shares outstanding; advance notice requirements for nominations for election to our board of directors and for proposing matters that shareholders may act on at shareholder meetings; and staggered three-year terms for directors. Our articles of incorporation also authorize our board of directors to issue preferred or other stock, and preferred or other stock could be issued as a defensive measure in response to a takeover proposal. In addition, because we are a bank holding company, the ability of a third party to acquire us is limited by applicable banking laws and regulations. The Bank Holding Company Act requires any bank holding company to obtain the approval of the Federal Reserve before acquiring 5% or more of any class of our voting securities. Any entity that is a holder of 25% or more of any class of our voting securities, or in some circumstances a holder of a lesser percentage, is subject to regulation as a bank holding company under the Bank Holding Company Act. Under the Change in Bank Control Act of 1978, as amended, any person (or persons acting in concert), other than a bank holding company, is required to notify the Federal Reserve before acquiring 10% or more of any class of our voting securities.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2016, we have 190 branch offices located in Washington, Oregon, California, Utah and Idaho.  187 branches are Banner Bank branches and three of those 190 are Islanders Bank branches.  89 branches are located in Washington, 44 in Oregon, 36 in California, 14 in Idaho and seven in Utah.  Of these branch locations, approximately half are owned and the other half are leased facilities.  In addition to the branch locations, we also have eleven loan production offices nine of which are located in Washington and one each in Oregon and California.  All loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from one to 25 years.  Administrative support offices are primarily in Washington, where we have eight facilities, of which we own four and lease four.  Additionally, we have one leased administrative support office in Idaho and own one located in Oregon.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Information

Our voting common stock is principally traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2016 totaled 1,705 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.  The following tables show the reported high and low sale prices of our listed voting common stock for the periods presented as well as the cash dividends declared per share of common stock for each of those periods.

Year Ended December 31, 2016	High	Low	Cash Dividend Declared
First quarter	$45.92	$35.39	$0.21
Second quarter	45.01	38.77	0.21
Third quarter	44.69	39.58	0.23
Fourth quarter	56.50	43.20	0.23
Year Ended December 31, 2015	High	Low	Cash Dividend Declared
First quarter	$46.26	$39.00	$0.18
Second quarter	50.50	43.87	0.18
Third quarter	50.16	42.42	0.18
Fourth quarter	53.55	44.13	0.18

The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors and is subject to the discretion of our board of directors.  As a result of continued strong earnings, levels of capital, asset quality and financial condition, we increased the dividend in the first and third quarters of 2016. There can be no assurance that we will pay dividends on our common stock in the future.

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

Payments of the distributions on our trust preferred securities (TPS) from the special purpose subsidiary trusts we sponsored are fully and unconditionally guaranteed by us. The junior subordinated debentures that we have issued to our subsidiary trusts are ranked senior to our shares of common stock. We must make required payments on the junior subordinated debentures before any dividends can be paid on our TPS and our common stock and, in the event of our bankruptcy, dissolution or liquidation, the interest and principal obligations under the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We may defer the payment of interest on each of the junior subordinated debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding TPSs will also be deferred and we may not pay cash dividends to the holders of shares of our common stock. At December 31, 2016, we were current on all interest payments.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2016:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Board Authorization

October 1, 2016 - October 31, 2016	371,979	$44.29	367,200	859,990
November 1, 2016 - November 30, 2016	293,700	45.66	293,700	566,290
December 1, 2016 - December 31, 2016	—	—	—	566,290
Total for quarter	665,679	44.90	660,900	566,290

On April 4, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 1,711,540 shares of the Company's common stock, or 5% of the Company's outstanding shares. During the quarter ended September 30, 2016, the Company adopted a pre-arranged stock trading plan, pursuant to the Board authorization, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. Repurchases under the Company’s Rule 10b5-1 stock trading plan are administered through an independent broker. The stock trading plan authorizes the repurchase of up to 1,300,000 shares of the 1,711,540 shares of Company stock authorized to be repurchased. The stock trading plan will extend through March 12, 2017, unless completed sooner or otherwise extended or terminated. Repurchases are subject to the requirements of the SEC, including Rule 10b-18, as well as certain price and other requirements specified in the plan. During the quarter and year ended December 31, 2016, the Company repurchased 660,900 and 1,145,250 common shares, respectively, under the stock trading plan leaving 566,290 shares available for future repurchase under the Board authorization.

In addition, 4,779 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants in the fourth quarter of 2016.

Equity Compensation Plan Information

The equity compensation plan information presented under Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on Banner Corporation common stock with the cumulative total return on the NASDAQ (U.S. Stock) Index, a peer group of the SNL $5 Billion to $10 Billion Asset Bank Index and a peer group of the SNL NASDAQ Bank Index.  Total return assumes the reinvestment of all dividends.

	Year Ended
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Banner Corporation	100.00	179.52	265.81	259.69	281.12	347.46
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank $5B-$10B	100.00	117.63	181.48	186.94	212.96	305.09
SNL Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2011 and that all dividends were reinvested.  Information for the graph was provided by SNL Financial L.C. © 2017.

Item 6 – Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2016, 2015, 2014, 2013, and 2012 and for the years then ended have been derived from our audited consolidated financial statements.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	December 31
(In thousands)	2016	2015	2014	2013	2012
Total assets	$9,793,668	$9,796,298	$4,723,163	$4,388,257	$4,265,264
Cash and securities (1)	1,353,583	1,655,290	708,609	772,614	811,902
Loans receivable, net	7,365,151	7,236,496	3,755,127	3,341,453	3,146,303
Deposits	8,121,414	8,055,068	3,898,950	3,617,926	3,557,804
Borrowings	255,101	324,186	187,436	184,234	160,000
Common shareholders’ equity	1,305,710	1,300,059	582,888	538,331	506,919
Total shareholders’ equity	1,305,710	1,300,059	582,888	538,331	506,919
Shares outstanding	33,193	34,242	19,572	19,544	19,455
Shares outstanding excluding unearned, restricted shares held in ESOP	33,193	34,242	19,572	19,509	19,421
OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2016	2015	2014	2013	2012
Interest income	$391,477	$254,433	$190,661	$179,712	$187,162
Interest expense	16,408	12,154	10,789	12,996	19,514
Net interest income before provision for loan losses	375,069	242,279	179,872	166,716	167,648
Provision for loan losses	6,030	—	—	—	13,000
Net interest income	369,039	242,279	179,872	166,716	154,648
Deposit fees and other service charges	49,156	40,607	30,553	26,581	25,266
Mortgage banking operations revenue	25,552	17,720	10,249	11,170	13,812
Other-than-temporary impairment recoveries (losses)	—	—	—	409	(409)
Net change in valuation of financial instruments carried at fair value	(2,620)	(813)	1,374	(2,278)	(16,515)
All other non-interest income	11,382	4,778	12,815	8,780	5,136
Total non-interest income	83,470	62,292	54,991	44,662	27,290
REO operations expense (recoveries), net	175	397	(446)	(689)	3,354
All other non-interest expenses	322,694	236,203	154,187	141,664	138,099
Total non-interest expense	322,869	236,600	153,741	140,975	141,453
Income before provision for income tax expense (benefit)	129,640	67,971	81,122	70,403	40,485
Provision for income tax expense (benefit)	44,255	22,749	27,052	24,189	(24,372)
Net income	$85,385	$45,222	$54,070	$46,214	$64,857

(footnotes follow)

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2016	2015	2014	2013	2012
Net income:
Basic	$2.52	$1.90	$2.79	$2.39	$3.17
Diluted	2.52	1.89	2.79	2.38	3.16
Common shareholders’ equity per share (2)(9)	39.34	37.97	29.78	27.59	26.09
Common shareholders’ tangible equity per share (2)(9)	31.06	29.64	29.64	27.42	25.87
Cash dividends	0.88	0.72	0.72	0.54	0.04
Dividend payout ratio (basic)	34.92%	37.89%	25.78%	22.62%	1.26%
Dividend payout ratio (diluted)	34.92%	38.10%	25.84%	22.67%	1.27%

OTHER DATA:
	As of December 31
	2016	2015	2014	2013	2012
Full time equivalent employees	2,078	2,063	1,150	1,084	1,074
Number of branches	190	202	93	88	88

(footnotes follow)

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2016	2015	2014	2013	2012
Performance Ratios:
Return on average assets (3)	0.87%	0.72%	1.17%	1.09%	1.54%
Return on average common equity (4)	6.41	5.56	9.59	8.79	11.63
Average common equity to average assets	13.54	12.87	12.20	12.35	13.22
Interest rate spread (5)	4.19	4.09	4.04	4.08	4.13
Net interest margin (6)	4.20	4.10	4.07	4.11	4.17
Non-interest income to average assets	0.85	0.99	1.19	1.05	0.65
Non-interest expense to average assets	3.28	3.75	3.32	3.31	3.35
Efficiency ratio (7)	70.41	77.68	65.46	67.11	72.71
Average interest-earning assets to funding liabilities	105.84	107.59	108.78	108.28	109.11
Selected Financial Ratios:
Allowance for loan losses as a percent of total loans at end of period	1.15	1.07	1.98	2.17	2.37
Net recoveries (charge-offs) as a percent of average outstanding loans during the period	0.03	0.04	0.05	(0.08)	(0.57)
Non-performing assets as a percent of total assets	0.35	0.28	0.43	0.66	1.18
Allowance for loan losses as a percent of non-performing loans (8)	380.87	512.47	453.56	299.81	223.20
Common shareholders’ tangible equity to tangible assets (9)	10.83	10.68	12.29	12.23	11.80
Consolidated Capital Ratios:
Total capital to risk-weighted assets	13.40	13.63	16.80	16.99	16.96
Tier 1 capital to risk-weighted assets	12.41	12.65	15.54	15.73	15.70
Tier 1 capital to average leverage assets	11.83	11.06	13.41	13.64	12.74
Common equity tier I capital to risk-weighted assets	11.19	12.13	na	na	na

(1)	Includes securities available-for-sale and held-to-maturity.

(2)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP.

(3)	Net income divided by average assets.

(4)	Net income divided by average common equity.

(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.

(7)	Non-interest expenses divided by the total of net interest income before loan losses and non-interest income.

(8)	Non-performing loans consist of nonaccrual and 90 days past due loans.

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

Executive Overview

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in 2016, as evidenced by our solid operating results and profitability. We have made substantial progress on our goals to achieve and maintain the Company's moderate risk profile as well as to develop and continue strong earnings momentum. Highlights for the year included continued strong asset quality, outstanding client acquisition and account growth and strong revenue generation from core operations. The year ended December 31, 2016 was also highlighted by the completed integration of of Siuslaw Bank and AmericanWest Bank, which were acquired in 2015.

For the year ended December 31, 2016, our net income was $85.4 million, or $2.52 per diluted share, compared to net income of $45.2 million, or $1.89 per diluted share for the year ended December 31, 2015 and $54.1 million, or $2.79 per diluted share for the year ended December 31, 2014. The 2016 results reflect the first full year of earnings contribution from the operations acquired in the AmericanWest and Siuslaw acquisitions. Our results for the years ended December 31, 2016 and 2015 were significantly impacted by merger and acquisition activity and the related expenses. Acquisition-related expenses were $11.7 million, or $0.22 per diluted share net of tax benefit, in 2016 compared to $26.1 million, or $0.76 per diluted share net of tax benefit, in 2015. Results for 2014 included a $9.1 million bargain purchase gain related to our June 2014 purchase of six branches in Oregon (the Branch purchase), which net of taxes contributed $0.30 to diluted net income per share.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased 55% to $375.1 million for the year ended December 31, 2016, compared to $242.3 million for the year earlier. This increase in net interest income reflects a full year contribution in 2016 of the operations acquired in the the AmericanWest and Siuslaw acquisitions and organic loan and deposit growth from the legacy Banner Bank franchise. During the year ended December 31, 2016, our interest spread increased to 4.19% from 4.09% for the prior year while our net interest margin increased to 4.20% compared to 4.10% for the prior year. Our net interest margin was enhanced 16 basis points in 2016 and eight basis points in 2015 by acquisition accounting adjustments including the amortization of acquisition accounting discounts on purchased loans received in the acquisitions, which are accreted into loan interest income, as well as net premiums on non-market-rate certificate of deposit liabilities assumed in the acquisitions which are amortized as a reduction to deposit interest expense. Setting aside acquisition accounting adjustments, our net interest margin increased two basis points despite continuing pressure on asset yields in the very low interest rate environment as a result of changes to the mix of assets and liabilities.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $6.0 million provision for loan losses in the year ended December 31, 2016, primarily due to the organic growth in the loan portfolio and the renewal of acquired loans out of the discounted loan portfolios, compared to no provision for loan losses recorded in 2015 or 2014. Non-performing loans increased modestly to $22.6 million at December 31, 2016, compared to $15.2 million a year earlier. Our allowance for loan losses at December 31, 2016 was $86.0 million, representing 381% of non-performing loans. (See Note 5, Loans Receivable and the Allowance for Loan Losses, of the Notes to the Consolidated Financial Statements as well as “Asset Quality” below in this Form 10-K.)

Our net income also is affected by the level of our non-interest income, including deposit fees and other service charges, results of mortgage banking operations, which includes loan origination and servicing fees and gains and losses on the sale of loans, and gains and losses on the sale of loans and securities, as well as our non-interest expense and income tax provisions. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value. Our total non-interest income was $83.5 million for the year ended December 31, 2016, compared to $62.3 million for the year ended December 31, 2015. For the year ended December 31, 2016, we recorded a net loss of $2.6 million for fair value adjustments and $843,000 in net gains on the sale of securities. In comparison, for the year ended December 31, 2015, we recorded a net loss of $813,000 for fair value adjustments and $540,000 in net losses on the sale of securities. Non-interest income excluding the net gain on sale of securities, and changes in the value of financial instruments carried at fair value, which we believe is more indicative of our core operations, increased 34% to $85.2 million for the year ended December 31, 2016 compared to $63.6 million for the same period a year earlier, as we experienced meaningful increases in deposit fees and service charges and mortgage banking revenues.

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the year ended December 31, 2016 increased $154.0 million, or 51%, to $458.5 million, compared to $304.6 million for the same period a year earlier, largely as a result of the full year of benefits from our 2015 acquisitions and organic growth.  Our total revenues from core operations, which excludes net gains on sale of securities and fair value adjustments, increased by $154.4 million, or 50%, to $460.3 million for the year ended December 31, 2016, compared to $305.9 million for the same period a year earlier.

For the year ended December 31, 2016, non-interest expense increased 36% to $322.9 million, compared to $236.6 million for the year ended December 31, 2015. The increase was largely attributable to the incremental costs associated with operating the 98 branches acquired in the AmericanWest acquisition on October 1, 2015 and the ten Siuslaw Bank branches acquired in March 2015 for a full year in 2016 compared to a period of less than a year in 2015, as well as generally increased compensation, occupancy and payment and card processing services reflecting increased transaction volume.

Reflecting our previously announced strategy to maintain assets below $10.0 billion through December 31, 2016, our total assets decreased slightly during 2016 to $9.79 billion at December 31, 2016. As part of this strategy total securities and interest-bearing cash balances decreased as a result of repayments and sales of securities. Proceeds from these securities transactions were used to reduce FHLB advances and to repurchase 1,145,250 shares of common stock. Remaining below $10.0 billion through the year end had the beneficial effect of delaying the adverse impact on our future operating results from certain enhanced regulatory requirements and the Durbin Amendment cap on interchange fees.

Non-GAAP financial measures: Non-interest income, revenues and other earnings information excluding fair value adjustments, net gains or losses on sale of securities and, in certain periods, acquisition-related costs, are non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands, except share and per share data):

	For the Years Ended December 31
NON-INTEREST INCOME FROM CORE OPERATIONS:	2016	2015	2014
Total non-interest income (GAAP)	$83,470	$62,292	$54,991
Exclude net (gain) loss on sale of securities	(843)	540	(42)
Exclude change in valuation of financial instruments carried at fair value	2,620	813	(1,374)
Exclude acquisition bargain purchase gain	—	—	(9,079)
Total non-interest income from core operations (non-GAAP)	$85,247	$63,645	$44,496
REVENUE FROM CORE OPERATIONS:
Net interest income before provision for loan losses	$375,069	$242,279	$179,872
Total non-interest income	83,470	62,292	54,991
Total GAAP revenue	458,539	304,571	234,863
Exclude net (gain) loss on sale of securities	(843)	540	(42)
Exclude change in valuation of financial instruments carried at fair value	2,620	813	(1,374)
Exclude acquisition bargain purchase gain	—	—	(9,079)
Revenue from core operations (non-GAAP)	$460,316	$305,924	$224,368
INCOME FROM CORE OPERATIONS:
Income before provision for taxes (GAAP)	$129,640	$67,971	$81,122
Exclude net (gain) loss on sale of securities	(843)	540	(42)
Exclude change in valuation of financial instruments carried at fair value	2,620	813	(1,374)
Exclude acquisition bargain purchase gain	—	—	(9,079)
Exclude acquisition related costs	11,733	26,110	4,325
Income from core operations before provision for taxes (non-GAAP)	$143,150	$95,434	$74,952
EARNINGS FROM CORE OPERATIONS:
Net income (GAAP)	$85,385	$45,222	$54,070
Exclude net (gain) loss on sale of securities	(843)	540	(42)
Exclude change in valuation of financial instruments carried at fair value	2,620	813	(1,374)
Exclude acquisition bargain purchase gain	—	—	(9,079)
Exclude acquisition related costs	11,733	26,110	4,325
Exclude related tax (benefit) expense	(4,857)	(8,552)	3,166
Total earnings from core operations (non-GAAP)	$94,038	$64,133	$51,066
Diluted earnings per share (GAAP)	$2.52	$1.89	$2.79
Diluted core earnings per share (non-GAAP)	$2.78	$2.69	$2.63
NET EFFECT OF ACQUISITION-RELATED COSTS ON EARNINGS:
Acquisition bargain purchase gain	$—	$—	$9,079
Acquisition related costs	(11,733)	(26,110)	(4,325)
Related tax benefit (expense)	4,217	8,065	(2,656)
Total net effect of acquisitions on earnings	$(7,516)	$(18,045)	$2,098
Diluted weighted shares outstanding	33,853,511	23,866,621	19,402,656
Total net effect of acquisitions on diluted earnings per share	$(0.22)	$(0.76)	$0.11

	December 31
RATIO OF ADJUSTED ALLOWANCE FOR LOAN LOSSES TO ADJUSTED LOANS:	2016	2015	2014
Loans receivable (GAAP)	$7,451,148	$7,314,504	$3,831,034
Net loan discount on acquired loans	31,110	43,657	148
Adjusted loans (non-GAAP)	$7,482,258	$7,358,161	$3,831,182

Allowance for loan losses (GAAP)	$85,997	$78,008	$75,907
Net loan discount on acquired loans	31,110	43,657	148
Adjusted allowance for loan losses (non-GAAP)	$117,107	$121,665	$76,055

Allowance for loan losses/Total loans (GAAP)	1.15%	1.07%	1.98%
Adjusted allowance for loan losses/Adjusted total loans (non-GAAP)	1.57%	1.65%	1.99%

	December 31
ACQUISITION ACCOUNTING IMPACT ON NET INTEREST MARGIN:	2016	2015	2014
Net interest income before provision for loan losses (GAAP)	$375,069	$242,279	$179,872
Exclude discount accretion on purchased loans	(10,984)	(3,566)	(223)
Exclude premium amortization on acquired certificates of deposit	(1,552)	(748)	(139)
Net interest income before acquisition accounting impact (non-GAAP)	$362,533	$237,965	$179,510

Average interest-earning assets (GAAP)	$8,930,910	$5,902,143	$4,419,594
Exclude average net loan discount on acquired loans	38,561	17,615	151
Average interest-earning assets before acquired loan discount (non-GAAP)	$8,969,471	$5,919,758	$4,419,745

Net interest margin (GAAP)	4.20%	4.10%	4.07%
Exclude impact on net interest margin from discount accretion	(0.12)%	(0.06)%	(0.01)%
Exclude impact on net interest margin from certificates of deposit premium amortization	(0.02)%	(0.01)%	—%
Exclude impact of net loan discount on average earning assets	(0.02)%	(0.01)%	—%
Net margin before discount accretion (non-GAAP)	4.04%	4.02%	4.06%

	December 31
NON-INTEREST EXPENSE FROM CORE OPERATIONS:	2016	2015	2014
Total non-interest expense (GAAP)	$322,869	$236,600	$153,741
Exclude acquisition related costs	(11,733)	(26,110)	(4,325)
Non-interest expense from core operations (non-GAAP)	$311,136	$210,490	$149,416

	December 31
ADJUSTED EFFICIENCY RATIO:	2016	2015	2014
Non-interest expense (GAAP)	$322,869	$236,600	$153,741
Exclude acquisition-related costs	(11,733)	(26,110)	(4,325)
Exclude CDI amortization	(7,061)	(3,164)	(1,990)
Exclude state/municipal tax expense	(3,516)	(1,889)	(1,437)
Exclude REO gain (loss)	(175)	(397)	446
Adjusted non-interest expense (non-GAAP)	$300,384	$205,040	$146,435

Net interest income before provision for loan losses (GAAP)	$375,069	$242,279	$179,872
Non-interest income (GAAP)	83,470	62,292	54,991
Total revenue	458,539	304,571	234,863
Exclude net (gain) loss on sale of securities	(843)	540	(42)
Exclude net change in valuation of financial instruments carried at fair value	2,620	813	(1,374)
Adjusted revenue (non-GAAP)	$460,316	$305,924	$233,447

Efficiency ratio (GAAP)	70.41%	77.68%	65.46%
Adjusted efficiency ratio (non-GAAP)	65.26%	67.02%	62.73%

Common shareholders' tangible equity per share and the ratio of common shareholders' tangible equity to tangible assets referred to in footnote (9) to Item 6, Selected Financial Data above are also non-GAAP financial measures. We calculate common shareholders' tangible equity by excluding goodwill and other intangible assets from common shareholders' equity. We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets. We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. Management believes that this non-GAAP financial measure provides information to investors that is useful in understanding our capital position (dollars in thousands).

	December 31
	2016	2015	2014
Shareholders’ equity (GAAP)	$1,305,710	$1,300,059	$582,888
Exclude goodwill and other intangible assets, net	274,745	285,210	2,831
Common shareholders’ tangible equity (non-GAAP)	$1,030,965	$1,014,849	$580,057
Total assets (GAAP)	$9,793,668	$9,796,298	$4,723,163
Exclude goodwill and other intangible assets, net	274,745	285,210	2,831
Total tangible assets (non-GAAP)	$9,518,923	$9,511,088	$4,720,332
Common shareholders' equity to total assets (GAAP)	13.33%	13.27%	12.34%
Common shareholders’ tangible equity to tangible assets (non-GAAP)	10.83%	10.67%	12.29%
Common shares outstanding	33,193,387	34,242,255	19,571,548
Common shareholders' equity per share (GAAP)	$39.34	$37.97	$29.78
Common shareholders' tangible equity per share (non-GAAP)	$31.06	$29.64	$29.64

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements contained in Item IV of this Form 10-K.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles, favorable leasehold intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2015.  For additional information concerning critical accounting policies, see Notes 1, 3, 5, 12, 17 and 18 of the Notes to the Consolidated Financial Statements and the following:

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

Fair Value Accounting and Measurement: (Notes 1 and 18)  We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where required, our estimate of their fair value.  For more information regarding fair value accounting, please refer to Note 18 in the Notes to the Consolidated Financial Statements.

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

Other intangibles also include favorable leasehold intangibles (LHI). LHI represents the value assigned to leases assumed in an acquisition in which the lease terms are favorable compared to a market lease at the date of acquisition. LHI is amortized over the underlying lease term and is reviewed at least annually for events or circumstances that could impair the value.

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

Real Estate Owned Held for Sale:  (Notes 1 and 6)  Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property may be capitalized, while other holding costs are expensed.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

Income Taxes and Deferred Taxes:  (Note 12)  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon, California, Utah and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

Accounting Standards Recently Adopted or Issued - See Note 2 of the Notes to the Consolidated Financial Statements for a description of recently adopted and new accounting pronouncements, including the respective dates of adoption and expected effects on the Company's financial position and results of operations.

Comparison of Financial Condition at December 31, 2016 and 2015

General. Total assets decreased slightly to $9.79 billion at December 31, 2016, compared to $9.80 billion at December 31, 2015.  The modest decrease in assets reflects our previously announced strategy to maintain total assets below $10.0 billion through December 31, 2016. The decrease was largely the result of a decrease in total securities which was partially offset by increases in net loans and loans held for sale primarily funded by an increase in deposits.

Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses) increased $128.7 million, or 2%, to $7.37 billion at December 31, 2016, from $7.24 billion at December 31, 2015.  The increase in net loans included increases of $246.2 million in commercial real estate loans and $248.7 million in construction loans. The increase in these loan types was partially offset by decreases of $224.8 million in multifamily real estate loans and $139.6 million in one- to four-family loans. The decreases in these loan types were driven by the sale of $160.3 million of portfolio multifamily loans acquired in the the AmericanWest acquisition after December 31, 2015 and the significant repayment by borrowers of one- to four-family real estate portfolio loans. The increase in construction and development loans was particularly helpful to the net interest margin as interest rates, loan fees and the velocity of turnover in this lending activity are generally higher than for most other categories of loans. Loans held for sale increased significantly to $246.4 million at December 31, 2016, compared to $44.7 million at December 31, 2015, principally as a result of multifamily loan originations that outpaced loan sales. Loans held for sale at December 31, 2016, included $216.3 million of multifamily loans and $30.1 million of one- to four-family loans.

Securities decreased to $1.09 billion at December 31, 2016, from $1.39 billion at December 31, 2015, and the aggregate total of securities and interest-bearing deposits decreased $373.6 million, or 24%, to $1.16 billion at December 31, 2016, compared to $1.54 billion a year earlier.  The decrease in securities balances reflects security sales, paydowns and maturities during the year exceeding purchases as the Company deleveraged the balance sheet primarily through reductions in our investment portfolio consistent with our strategy to remain below $10 billion in assets through December 31, 2016. The average effective duration of Banner's securities portfolio was approximately 3.8 years at December 31, 2016. Primarily reflecting significant adjustments in prior years, the fair value of our trading securities was $5.6 million less than their amortized cost at December 31, 2016.  In addition, fair value adjustments for securities designated as available-for-sale reflected a decrease of $3.9 million for the year ended December 31, 2016, which was included net of the associated tax benefit of $1.4 million as a component of other comprehensive income and largely occurred as a result of slightly increased market interest rates. Periodically, we also acquire securities (primarily municipal bonds) which are designated as held-to-maturity and this portfolio increased by $47.2 million from the prior year-end balance. (See Notes 4 and 18 of the Notes to the Consolidated Financial Statements.)

Goodwill decreased $3.2 million to $244.6 million at December 31, 2016, compared to $247.7 million at December 31, 2015. The decrease during the year represents post-closing fair value adjustments to the acquisition accounting for AmericanWest. Other intangibles decreased $7.3 million to $30.2 million at December 31, 2016, compared to $37.5 million at December 31, 2015, due to scheduled amortization of CDI and leasehold intangibles.

Deposits increased $66.3 million, or 1%, to $8.12 billion at December 31, 2016, from $8.06 billion at December 31, 2015, largely as a result of the organic growth in core deposits.  Core deposits increased to 87% of total deposits at December 31, 2016, compared to 83% of total deposits one year earlier. Non-interest-bearing deposits increased by $520.8 million, or 20%, to $3.14 billion from $2.62 billion, interest-bearing transaction and savings accounts increased by $146.0 million, or 4%, to $3.94 billion at December 31, 2016 from $4.08 billion at December 31, 2015, and certificates of deposit decreased $308.5 million, or 23%, to $1.05 billion at December 31, 2016 from $1.35 billion at December 31, 2015. In connection with certain product changes during the first quarter of 2016, Banner converted approximately $421.8 million of former AmericanWest interest-bearing deposits to non-interest-bearing deposits.

FHLB advances decreased $79.2 million, to $54.2 million at December 31, 2016 from $133.4 million at December 31, 2015, as increased deposits were used to fund a larger portion of the balance sheet and the investment securities portfolio was reduced as part of the deleveraging initiative to remain below $10 billion in assets at year end 2016. Other borrowings, consisting of retail and wholesale repurchase agreements primarily related to customer cash management accounts, increased $7.4 million to $105.7 million at December 31, 2016, compared to $98.3 million at December 31, 2015. Junior subordinated debentures, which are carried at fair value, increased $2.7 million to $95.2 million at December 31, 2016 from $92.5 million a year ago.  For more information, see Notes 9, 10 and 11 of the Notes to the Consolidated Financial Statements.

Total shareholders’ equity increased $5.7 million, to $1.31 billion at December 31, 2016 compared to $1.30 billion at December 31, 2015. The increase in equity primarily reflects net income of $85.4 million, reduced by the repurchase of $50.8 million of common stock and the payment of $29.7 million of dividends to common shareholders. The increase in equity was partially offset by a $2.7 million reduction in accumulated other comprehensive income representing unrealized losses, net of tax, on securities available-for-sale. In the year ended December 31, 2016, we repurchased 1,145,250 shares of our common stock at an average price of $44.29 per share as part of our publicly announced repurchase plan. Tangible common shareholders' equity, which excludes intangible assets, increased $16.1 million to $1.03 billion, or 10.83% of tangible assets at December 31, 2016, compared to $1.01 billion, or 10.67% at December 31, 2015.

Investments.  At December 31, 2016, our consolidated investment securities portfolio totaled $1.09 billion and consisted principally of U.S. Government and agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, corporate debt obligations, and asset-backed securities.  From time to time, our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2016, our aggregate investment in securities decreased $300.0 million, as the Company deleveraged the balance sheet primarily through reductions in our investment portfolio consistent with our strategy to remain below $10 billion in assets through December 31, 2016. Holdings of mortgage-backed securities decreased $322.1 million, corporate bonds decreased $3.7 million and asset-backed securities decreased $1.7 million. Partially offsetting these decreases, U.S. Government and agency obligations increased $26.7 million and municipal bonds increased $739,000.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $59.4 million (also with an amortized cost of $59.6 million) at December 31, 2016, a weighted average contractual maturity of 9.1 years and a weighted average coupon rate of 2.72%.  Over half of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Mortgage-Backed Obligations:  At December 31, 2016, our mortgage-backed and mortgage-related securities had a carrying value of $662.3 million ($666.5 million at amortized cost, with a net fair value adjustment of $4.2 million).  The weighted average coupon rate of these securities was 3.61% and the weighted average contractual maturity was 17.3 years, although we receive principal payments on these securities each period resulting in a much shorter expected average life.  As of December 31, 2016, 95% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 5% pay at an adjustable interest rate.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2016 was $223.2 million ($223.8 million at amortized cost, with a net fair value adjustment of $593,000), and was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2016 had a carrying value of $84.0 million (also $84.0 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. We have not experienced any defaults or payment deferrals on our current portfolio of municipal bonds.  Our combined municipal bond portfolio is geographically diverse, with the majority within our geographic footprint. At December 31, 2016, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 11.9 years and a weighted average coupon rate of 4.34%.

Corporate Bonds:  Our corporate bond portfolio had a carrying value of $35.3 million ($41.1 million at amortized cost, with a net fair value adjustment of $5.8 million) at December 31, 2016. Long-term adjustable-rate capital securities issued by financial institutions make up over half of our corporate bond portfolio.  The market for these capital securities deteriorated significantly in 2008 and 2009 and in our opinion is still not currently functioning in a meaningful manner.  As a result, the fair value estimates for many of these securities are more subjective.  Nonetheless, it is apparent that the values have declined appreciably since purchase, which is reflected in our financial statements and results of operations, although values have recently improved. During 2015 we had approximately $1.9 million of recovery in our fair value adjustments as a result of the full payoff and sales of several investments in similar collateralized debt obligations that had previously been valued substantially below their amortized cost.  (See “Critical Accounting Policies” above and Note 18 of the Notes to the Consolidated Financial Statements.)  At December 31, 2016, the portfolio had a weighted average maturity of 17.1 years and a weighted average coupon rate of 2.35%.

Asset-Backed Securities:  At December 31, 2016, our asset-backed securities portfolio had a carrying value of $29.0 million (also with an amortized cost of $29.3 million), and was comprised of securitized pools of student loans issued or guaranteed by the Student Loan Marketing Association (SLMA) and credit card receivables.  The weighted average coupon rate of these securities was 2.01% and the weighted average contractual maturity was 8.9 years. Approximately 66% of these securities have adjustable interest rates tied to three-month LIBOR while the remaining securities have fixed interest rates.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost as of December 31, 2016, 2015 and 2014 (dollars in thousands):

Table 1: Securities

	December 31
	2016		2015		2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Trading
U.S. Government and agency obligations	$1,326	5.4%	$1,368	4.0%	$1,505	3.7%
Municipal bonds	335	1.4	341	1.0	1,440	3.6
Corporate bonds	21,143	86.0	18,699	54.8	19,118	47.5
Mortgage-backed or related securities	1,641	6.7	13,663	40.0	18,136	45.1
Equity securities	123	0.5	63	0.2	59	0.1
Total securities—trading	$24,568	100.0%	$34,134	100.0%	$40,258	100.0%

Available-for-Sale
U.S. Government and agency obligations	$56,978	7.1%	$30,231	2.7%	$29,770	7.2%
Municipal bonds	109,853	13.7	143,319	12.6	50,028	12.2
Corporate bonds	10,283	1.3	15,981	1.4	5,018	1.2
Mortgage-backed or related securities	594,712	74.3	918,259	80.6	300,810	73.2
Asset-backed securities	28,993	3.6	30,685	2.7	25,395	6.2
Equity securities	98	—	98	—	—	—
Total securities—available-for-sale	$800,917	100.0%	$1,138,573	100.0%	$411,021	100.0%

Held-to-Maturity
U.S. Government and agency obligations	$1,065	0.4%	$1,106	0.5%	$2,146	1.6%
Municipal bonds	196,989	73.5	162,778	73.8	119,951	91.4
Corporate bonds	3,876	1.5	4,273	1.9	1,800	1.4
Mortgage-backed or related securities	65,943	24.6	52,509	23.8	7,361	5.6
Total securities—held-to-maturity	$267,873	100.0%	$220,666	100.0%	$131,258	100.0%
Estimated market value	$270,528		$226,627		$137,608

The following table shows the maturity or period to repricing of our consolidated portfolio of securities as of December 31, 2016 (dollars in thousands):

Table 2:  Securities—Maturity/Repricing and Rates

	December 31, 2016
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten to Twenty Years		After Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations:
Fixed-rate	$—	—%	$15,945	1.18%	$25,933	2.94%	$2,188	1.89%	$—	—%	$44,066	2.25%
Adjustable-rate	15,303	1.74	—	—	—	—	—	—	—	—	15,303	1.74
	15,303	1.74	15,945	1.18	25,933	2.94	2,188	1.89	—	—	59,369	2.12
Municipal bonds:
Fixed-rate taxable	2,208	2.64	20,941	2.17	56,549	3.15	4,285	3.95	—	—	83,983	2.93
Fixed-rate tax exempt	3,900	4.53	28,623	2.33	42,954	2.90	109,221	3.12	38,496	2.78	223,194	2.94
Adjustable-rate tax exempt	—	3.85	—	—	—	—	—	—	—	—	—	—
	6,108	3.85	49,564	2.26	99,503	3.04	113,506	3.16	38,496	2.78	307,177	2.94
Corporate bonds:
Fixed-rate	250	3.00	250	3.50	1,050	3.52	—	—	2,326	—	3,876	1.37
Adjustable-rate	31,426	3.33	—	—	—	—	—	—	—	—	31,426	3.33
	31,676	3.32	250	3.50	1,050	3.52	—	—	2,326	—	35,302	3.14
Mortgage-backed or related securities:
Fixed-rate	10,442	1.90	67,029	1.72	125,296	2.19	137,843	2.09	287,363	2.04	627,973	2.05
Adjustable-rate	23,546	2.47	10,777	2.13	—	—	—	—	—	—	34,323	2.36
	33,988	2.30	77,806	1.77	125,296	2.19	137,843	2.09	287,363	4.00	662,296	2.06
Asset-backed securities:
Fixed-rate	—	—	—	—	9,928	1.65	—	—	—	—	9,928	1.65
Adjustable-rate	19,065	2.11	—	—	—	—	—	—	—	—	19,065	2.11
	19,065	2.11	—	—	9,928	1.65	—	—	—	—	28,993	1.96
Equity securities	222	—	—	—	—	—	—	—	—	—	222	—
Total securities—carrying value	$106,362	2.61	$143,565	1.88	$261,710	2.57	$253,537	2.56	$328,185	2.11	$1,093,359	2.35
Total securities—estimated market value	$106,374		$143,576		$262,460		$256,090		$327,513		$1,096,013

Loans and Lending.  Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. At December 31, 2016, our net loan portfolio totaled $7.37 billion compared to $7.24 billion at December 31, 2015. Our loan portfolio increased $136.6 million, or 2%, during the year ended December 31, 2016, compared to an increase of $3.48 billion, or 91%, during the year ended December 31, 2015.  The increase is the result of good originations and loan purchases partially offset by the sale of $160.3 million of multifamily portfolio loans acquired in the AmericanWest acquisition sold after December 31, 2015 and the significant repayment of one- to four-family real estate portfolio loans. While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  We have implemented strategies designed to capture more market share and achieve increases in targeted loans resulting in strong loan originations in 2016 and 2015. Nonetheless, looking forward, new loan originations and portfolio balances will continue to be significantly affected by the course of economic activity and changes in interest rates.  For the years ended December 31, 2016, 2015 and 2014, we originated loans, net of repayments and charge-offs, of $1.11 billion, $741.7 million and $506.0 million, respectively.  The level of net originations during all three years was significantly impacted by a substantial amount of loan repayments. We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans to secondary market purchasers.  As a result of the acquisition of AmericanWest Bank in 2015, we began originating multifamily loans for sale, in addition to the multifamily loans originated for portfolio. Proceeds from sales of loans for the years ended December 31, 2016, 2015 and 2014 totaled $1.11 billion, $801.6 million (including $151.9 million from the sale of multifamily loans acquired through the merger with AmericanWest) and $379.2 million, respectively.  See “Loan Servicing Portfolio” below.  Loans held for sale increased $201.6 million to $246.4 million at December 31, 2016, compared to $44.7 million at December 31, 2015. The increase in loans held for sale was primarily due to an increase in multifamily loans held for sale.

At various times, we also purchase whole loans and participation interests in loans.  During the years ended December 31, 2016, 2015 and 2014, we purchased $314.3 million, $323.5 million and $194.4 million, respectively, of loans and loan participation interests. The loan purchases primarily reflect participations in commercial real estate loans.

One- to Four-Family Residential Real Estate Lending:  At December 31, 2016, $813.1 million, or 11% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah.  Our one- to four-family loan originations, including loans held for sale and originated for portfolio, totaled $709.0 million for the year ended December 31, 2016, compared to $710.7 million and $410.0 million for the years ended December 31, 2015 and 2014, respectively. Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our balance of loans for one- to four-family residences decreased by $139.6 million in 2016, largely as a result of the majority of our originations being sold and the repayment of portfolio loans.

Construction and Land Lending:   Our construction loan originations have increased for each of the past three years as builders have expanded production and experienced strong sales in many markets where we operate. We have also experienced an increase in originations of construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one-to-four family loans upon completion of the homes. As a result, one-to four-family construction loans have increased by $19.0 million in 2014, $58.6 million in 2015 and $97.2 million in 2016, to total $375.7 million at December 31, 2016. In addition, during the year ended December 31, 2016, land development loans (both residential and commercial) increased by $39.2 million to $199.2 million at December 31, 2016.  Our construction and land development loan originations including loans for residential and commercial properties totaled $1.29 billion for the year ended December 31, 2016, compared to $987.5 million for the year ended December 31, 2015, and $684.4 million for the year ended December 31, 2014.  At December 31, 2016, construction and land loans totaled $823.1 million (including $375.7 million of one- to four-family construction loans, $170.0 million of residential land or land development loans, $248.2 million of commercial and multifamily real estate construction loans and $29.2 million of commercial land or land development loans), or 11% of total loans, compared to $574.4 million, or 8%, at December 31, 2015.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by multifamily and commercial real estate.  Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  While our level of activity and investment in commercial and multifamily real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods resulting in growth in these loan balances. At December 31, 2016, our loan portfolio included $3.34 billion of commercial real estate loans, or 45% of the total loan portfolio.  Our portfolio of multifamily loans was much smaller, at $248.2 million, or 3% of total loans.

Commercial Business Lending:  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In addition to providing earning assets, this type of lending has helped increase our deposit base. At December 31, 2016, commercial business loans totaled $1.21 billion, or 16% of total loans, compared to $1.21 billion, or 17%, at December 31, 2015. In recent years our commercial lending has also included participation in certain national syndicated loans, including share national credits, which totaled $138.9 million at December 31, 2016.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon, California, Idaho and Utah locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  At December 31, 2016, agricultural loans totaled $369.2 million, or 5% of the loan portfolio, compared to $376.5 million, or 5%, at December 31, 2015.

Consumer and Other Lending:  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing customer base.  In recent years, demand for consumer loans has been restrained; however, outstanding balances have increased modestly from organic production despite mortgage refinancing activity that has resulted in elevated repayments on home equity lines of credit.  At December 31, 2016, our consumer loans increased $13.6 million to $650.5 million, or 9% of our loan portfolio, compared to $636.9 million, or 9%, at December 31, 2015.  As of December 31, 2016, 76% of our consumer loans were secured by one- to four-family real estate, including home equity lines of credit.  Credit card balances totaled $33.4 million at December 31, 2016 compared to $28.0 million a year earlier.

Loan Servicing Portfolio:  At December 31, 2016, we were servicing $2.55 billion of loans serviced for others and held $11.1 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2016 was composed of $1.04 billion of Freddie Mac residential mortgage loans, $866.0 million of Fannie Mae residential mortgage loans, $372.0 million of Oregon Housing residential mortgage loans and $265.0 million of other loans serviced for a variety of investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon and Idaho.  For the year ended December 31, 2016, we recognized $1.9 million of loan servicing fees in our results of operations, which was net of $4.0 million of amortization for MSRs and included no impairment charges or reversals for a valuation adjustment to MSRs.

Mortgage Servicing Rights:  For the years ended December 31, 2016, 2015 and 2014, we capitalized $6.0 million, $5.3 million, and $3.0 million, respectively, of MSRs relating to loans sold with servicing retained.  We acquired $2.2 million in MSRs from Siuslaw Bank in 2015, while no MSRs were purchased in 2016 and 2014.  Amortization of MSRs for the years ended December 31, 2016, 2015 and 2014 was $4.0 million, $3.2 million, and $2.1 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. At December 31, 2016, our MSRs were carried at a value of $15.2 million, net of amortization, compared to $13.3 million at December 31, 2015.

The following table sets forth the composition of the Company’s loan portfolio, net of discounts and deferred fees and costs, by type of loan as of the dates indicated (dollars in thousands):

Table 3:  Loan Portfolio Analysis

	December 31
	2016		2015		2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,352,999	18.1%	$1,327,807	18.2%	$546,783	14.3%	$502,601	14.7%	$489,581	15.1%
Investment properties	1,986,336	26.7	1,765,353	24.1	856,942	22.4	692,457	20.2	583,641	18.0
Multifamily real estate	248,150	3.3	472,976	6.5	167,524	4.4	137,153	4.0	137,504	4.3
Commercial construction	124,068	1.7	72,103	1.0	17,337	0.5	12,168	0.4	30,229	0.9
Multifamily construction	124,126	1.7	63,846	0.9	60,193	1.6	52,081	1.5	22,581	0.7
One- to four-family construction	375,704	5.0	278,469	3.8	219,889	5.7	200,864	5.9	160,815	5.0
Land and land development:
Residential	170,004	2.3	126,773	1.7	102,435	2.7	75,695	2.2	77,010	2.4
Commercial	29,184	0.4	33,179	0.5	11,152	0.3	10,450	0.3	13,982	0.4
Commercial business	1,207,879	16.2	1,207,944	16.5	723,964	18.9	682,169	20.0	618,049	19.1
Agricultural business, including secured by farmland	369,156	5.0	376,531	5.1	238,499	6.2	228,291	6.7	230,031	7.1
One- to four-family real estate	813,077	10.9	952,633	13.0	537,108	14.0	529,494	15.5	581,670	18.0
Consumer secured by one- to four-family real estate	493,211	6.6	478,420	6.5	222,205	5.8	173,188	5.1	170,123	5.3
Consumer—other	157,254	2.1	158,470	2.2	127,003	3.3	121,834	3.5	120,498	3.7
Total loans outstanding	7,451,148	100.0%	7,314,504	100.0%	3,831,034	100.0%	3,418,445	100.0%	3,235,714	100.0%
Less allowance for loan losses	(85,997)		(78,008)		(75,907)		(74,258)		(77,491)
Net loans	$7,365,151		$7,236,496		$3,755,127		$3,344,187		$3,158,223

The following table sets forth the Company’s loans by geographic concentration at December 31, 2016, 2015 and 2014 (dollars in thousands):

Table 4:  Loans by Geographic Concentration

	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$3,433,617	46.1%	$3,343,112	45.7%	$2,356,258	61.5%
Oregon	1,505,369	20.2	1,446,531	19.8	868,711	22.7
California	1,239,989	16.6	1,234,016	16.9	43,116	1.1
Idaho	495,992	6.7	496,870	6.8	319,154	8.3
Utah	283,890	3.8	325,011	4.4	4,295	0.1
Other	492,291	6.6	468,964	6.4	239,500	6.3
Total	$7,451,148	100.0%	$7,314,504	100.0%	$3,831,034	100.0%

The following table sets forth certain information at December 31, 2016 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts, and exclude loans held for sale and the allowance for loan losses (in thousands):

Table 5:  Loans by Maturity

	Maturing in One Year or Less	Maturing After One to Three Years	Maturing After Three to Five Years	Maturing After Five to Ten Years	Maturing After Ten Years	Total
Commercial real estate:
Owner-occupied	$78,466	$102,095	$115,310	$776,482	$280,646	$1,352,999
Investment properties	133,429	145,109	150,785	957,221	599,792	1,986,336
Multifamily real estate	12,878	6,709	14,871	108,225	105,467	248,150
Commercial construction	61,441	32,451	6,981	20,341	2,854	124,068
Multifamily construction	48,256	71,650	2,802	1,418	—	124,126
One- to four-family construction	348,798	24,556	316	739	1,295	375,704
Land and land development:
Residential	91,043	74,631	862	3,468	—	170,004
Commercial	13,939	11,280	662	2,095	1,208	29,184
Commercial business	467,784	244,164	210,906	209,970	75,055	1,207,879
Agricultural business, including secured by farmland	145,716	48,874	41,813	114,545	18,208	369,156
One- to four-family real estate	13,166	20,402	7,349	49,953	722,207	813,077
Consumer secured by one- to four-family real estate	5,940	5,120	5,327	20,195	456,629	493,211
Consumer—other	37,468	14,656	14,378	29,003	61,749	157,254
Total loans	$1,458,324	$801,697	$572,362	$2,293,655	$2,325,110	$7,451,148

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

The following table sets forth the dollar amount of all loans maturing after December 31, 2017 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 6:  Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate:
Owner-occupied	$276,976	$997,557	$1,274,533
Investment properties	339,963	1,512,944	1,852,907
Multifamily real estate	103,013	132,259	235,272
Commercial construction	8,896	53,731	62,627
Multifamily construction	65,821	10,049	75,870
One- to four-family construction	1,244	25,662	26,906
Land and land development:
Residential	1,294	77,667	78,961
Commercial	4,865	10,380	15,245
Commercial business	380,423	359,672	740,095
Agricultural business, including secured by farmland	73,489	149,951	223,440
One- to four-family real estate	517,755	282,156	799,911
Consumer secured by one- to four-family real estate	15,383	471,888	487,271
Consumer—other	84,467	35,319	119,786
Total loans maturing after one year	$1,873,589	$4,119,235	$5,992,824

Deposits. We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Much of the focus of our expansion and current marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly directed towards increasing transaction and savings accounts which has contributed to us being very successful in increasing these core deposit balances. The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues.

We made further progress in 2016 implementing our strategies to strengthen our franchise by remixing our deposits away from higher cost certificates of deposit and emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts.  Increasing core deposits is a fundamental element of our business strategy. This strategy continues to improve our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits increased $66.3 million, or 1%, to $8.12 billion at December 31, 2016 from $8.06 billion at December 31, 2015. In connection with certain product changes during the first quarter of 2016, Banner converted approximately $421.8 million of former AmericanWest interest-bearing deposits to non-interest-bearing deposits. As a result of the product changes, in addition to organic growth, non-interest-bearing deposits increased by $520.8 million, or 20%, to $3.14 billion at year end from $2.62 billion at December 31, 2015. Also as a result of the product change, partially offset by organic account growth, interest-bearing transaction and savings accounts decreased by $146.0 million, or 4%, to $3.94 billion at December 31, 2016 compared to $4.08 billion a year earlier.  Certificates of deposit decreased $308.5 million, or 23%, to $1.05 billion at December 31, 2016 from $1.35 billion at December 31, 2015.  The decrease in certificate balances in 2016 includes a $128.9 million decrease in brokered deposits to $34.1 million at December 31, 2016, reflecting the deleveraging of the balance sheet.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 7:  Deposits

	December 31
	2016			2015			2014
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$3,140,451	38.6%	$520,833	$2,619,618	32.5%	$1,320,752	$1,298,866	33.3%
Interest-bearing checking	914,484	11.3	(245,362)	1,159,846	14.4	720,366	439,480	11.3
Regular savings	1,523,391	18.8	238,749	1,284,642	16.0	383,500	901,142	23.1
Money market	1,497,755	18.4	(139,337)	1,637,092	20.3	1,148,146	488,946	12.5
Total interest-bearing transaction and savings accounts	3,935,630	48.5	(145,950)	4,081,580	50.7	2,252,012	1,829,568	46.9
Certificates maturing:
Within one year	765,406	9.4	(219,787)	985,193	12.2	420,692	564,501	14.5
After one year, but within two years	159,436	2.0	(66,945)	226,381	2.8	108,657	117,724	3.1
After two years, but within five years	117,082	1.4	(22,000)	139,082	1.7	55,350	83,732	2.1
After five years	3,409	—	195	3,214	0.1	(1,345)	4,559	0.1
Total certificate accounts	1,045,333	12.9	(308,537)	1,353,870	16.8	583,354	770,516	19.8
Total Deposits	$8,121,414	100.0%	$66,346	$8,055,068	100.0%	$4,156,118	$3,898,950	100.0%

Included in Total Deposits:
Public transaction accounts	$221,765	2.7%	$12,335	$209,430	2.6%	$106,576	$102,854	2.6%
Public interest-bearing certificates	25,650	0.3	(5,631)	31,281	0.4	(4,065)	35,346	0.9
Total public deposits	$247,415	3.0%	$6,704	$240,711	3.0%	$102,511	$138,200	3.5%
Total brokered deposits	$34,074	0.4%	$(128,862)	$162,936	2.0%	$158,137	$4,799	0.1%

The following table indicates the amount of the Banks’ certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2016 (in thousands):

Table 8:  Maturity Period—$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater
Maturing in three months or less	$167,085
Maturing after three months through six months	77,141
Maturing after six months through twelve months	136,606
Maturing after twelve months	135,130
Total	$515,962

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2016 (in thousands):

Table 9: Geographic Concentration of Deposits

	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$4,347,644	53.6%	$4,219,304	52.4%	$2,789,542	71.6%
Oregon	1,708,973	21.0	1,648,421	20.4	865,937	22.2
California	1,469,748	18.1	1,592,365	19.8	—	—
Idaho	447,019	5.5	435,099	5.4	243,471	6.2
Utah	148,030	1.8	159,879	2.0	—	—
Total deposits	$8,121,414	100.0%	$8,055,068	100.0%	$3,898,950	100.0%

Borrowings.  The FHLB-Des Moines serves as our primary borrowing source.  To access funds, we are required to own a sufficient level of capital stock in the FHLB-Des Moines and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided that certain creditworthiness standards have been met.  At December 31, 2016, we had $54.2 million of FHLB advances outstanding (at fair value) at a weighted average rate of 0.83%, an decrease of $79.2 million compared to a year earlier.  Also at December 31, 2016, we had an investment of $12.5 million in FHLB capital stock.  At that date, Banner Bank was authorized by the FHLB-Des Moines to borrow up to $3.35 billion under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $98.1 million under a similar agreement.

The following table provides additional detail on our FHLB advances as of December 31, 2016 and 2015 (dollars in thousands):

Table 10:  FHLB Advances Outstanding

	December 31
	2016		2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$54,000	0.81%	$107,600	0.55%
Maturing after one year through three years	—	—	25,000	1.19
Maturing after three years through five years	—	—	—	—
Maturing after five years	179	5.94	188	5.94
Total FHLB advances, at par	54,179	0.83	132,788	0.68
Fair value adjustment	37		593
Total FHLB advances, carried at fair value	$54,216		$133,381

At certain times the Federal Reserve Bank has also served as an important source of borrowings.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Des Moines.  At December 31, 2016, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $1.02 billion from the Federal Reserve Bank; however, at that date we had no funds borrowed under this arrangement.

We also issue retail repurchase agreements to customers that are primarily related to customer cash management accounts and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2016, retail and wholesale repurchase agreements totaling $105.7 million, with a weighted average rate of 0.28%, were secured by pledges of certain mortgage-backed securities and agency securities.  Retail repurchase agreement balances, which are primarily associated with customer sweep account arrangements, increased $7.4 million, or 8%, from the 2015 year-end balance.  We had $5.0 million of borrowings under wholesale repurchase agreements at both December 31, 2016 and December 31, 2015.

We have an aggregate of $136.0 million, net of repayments, of trust preferred securities (TPS).  This includes $120.0 million issued by us and $16.0 million acquired in the acquisitions of Starbuck and Siuslaw. The junior subordinated debentures associated with the TPS have been recorded as liabilities on our Consolidated Statements of Financial Condition, although the TPS qualifies as Tier 1 capital for regulatory capital purposes.  The junior subordinated debentures are carried at fair value on our Consolidated Statements of Financial Condition and had an estimated fair value of $95.2 million at December 31, 2016.  At December 31, 2016, the TPS had a weighted average rate of 3.03%.  See Note 11, Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Trust Preferred Securities, of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

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

Non-performing assets increased slightly to $33.8 million, or 0.35% of total assets, at December 31, 2016, from $27.1 million, or 0.28% of total assets, at December 31, 2015, and from $20.2 million, or 0.43% of total assets, at December 31, 2014.  At December 31, 2016, our allowance for loan losses was $86.0 million, or 381% of non-performing loans, compared to $78.0 million, or 512% of non-performing loans at December 31, 2015.  We continue to believe our level of non-performing loans and assets is manageable and further believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At December 31, 2016, we had $18.9 million of restructured loans currently performing under their restructured terms.

Loans acquired in the merger transactions with deteriorated credit quality are accounted for as purchased credit impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit impaired loans. Purchase credit impaired loans were $32.3 million at December 31, 2016, compared to $58.6 million at December 31, 2015 and none in the years prior to 2015.

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 11:  Non-Performing Assets

	December 31
	2016	2015	2014	2013	2012
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$8,237	$3,751	$1,132	$6,287	$6,579
Multifamily	—	—	—	—	—
Construction/land	1,748	2,260	1,275	1,193	3,672
One- to four-family	2,263	4,700	8,834	12,532	12,964
Commercial business	3,074	2,159	537	723	4,750
Agricultural business, including secured by farmland	3,229	697	1,597	—	—
Consumer	1,875	703	1,187	1,173	3,396
	20,426	14,270	14,562	21,908	31,361
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	1,233	899	2,095	2,611	2,877
Commercial business	—	8	—	—	—
Agricultural business, including secured by farmland	—	—	—	105	—
Consumer	72	45	79	144	152
	2,153	952	2,174	2,860	3,029
Total non-performing loans	22,579	15,222	16,736	24,768	34,390
REO assets held for sale, net (2)	11,081	11,627	3,352	4,044	15,778
Other repossessed assets held for sale, net	166	268	76	115	75
Total non-performing assets	$33,826	$27,117	$20,164	$28,927	$50,243
Total non-performing loans to net loans before allowance for loan losses	0.30%	0.21%	0.44%	0.72%	1.06%
Total non-performing loans to total assets	0.23%	0.16%	0.35%	0.56%	0.81%
Total non-performing assets to total assets	0.35%	0.28%	0.43%	0.66%	1.18%
Restructured loans (3)	$18,907	$21,777	$29,154	$47,428	$57,462
Loans 30-89 days past due and on accrual	$11,571	$18,834	$8,387	$8,784	$11,685

(1)
Includes $1.0 million of nonaccrual restructured loans. For the year ended December 31, 2016, $1.3 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

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

(3)	These loans were performing under their restructured terms.

In addition to the non-performing loans noted in Table 11 and purchased credit impaired loans as of December 31, 2016, we had other classified loans with an aggregate outstanding balance of $58.9 million that are not on nonaccrual status with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table presents the REO activity for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Table 12: REO

	For the years ended December 31,
	2016	2015	2014
Balance, beginning of the period	$11,627	$3,352	$4,044
Additions from loan foreclosures	8,909	4,351	3,264
Additions from acquisitions	400	8,231	—
Additions from capitalized costs	—	298	30
Proceeds from dispositions of REO	(10,812)	(4,740)	(4,923)
Gain on sale of REO	1,833	351	973
Valuation adjustments in period	(876)	(216)	(36)
Balance, end of period	$11,081	$11,627	$3,352

REO decreased $546,000, to $11.1 million at December 31, 2016 compared to $11.6 million at December 31, 2015 and $3.4 million at December 31, 2014. The slight decrease during 2016 reflects sales of REO properties exceeding additions. The increase during the year ended December 31, 2015 largely reflects REO acquired from the two bank acquisitions in 2015.

From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

For the year ended December 31, 2016, we had net income of $85.4 million, or $2.52 per diluted share.  This compares to net income of $45.2 million, or $1.89 per diluted share, for the year ended December 31, 2015. The 2016 results reflect the first full year of earnings contribution from the operations acquired in the AmericanWest and Siuslaw acquisitions and lower acquisition-related expenses. Acquisition-related expenses were $11.7 million, or $0.22 per diluted share net of tax benefit, in 2016 compared to $26.1 million, or $0.76 per diluted share net of tax benefit, in 2015.

Our operating results depend largely on our net interest income which, as explained below, increased by $132.8 million to $375.1 million, primarily reflecting a full year contribution in 2016 of the operations acquired in the the AmericanWest and Siuslaw acquisitions and organic loan and deposit growth from the legacy Banner Bank franchise.  Our operating results for the year ended December 31, 2016 also reflected an increase in non-interest income, as strong growth in deposit fees and other service charges and revenues from mortgage banking operations more than offset the adverse variance from changes in valuation of financial instruments carried at fair value. Excluding fair value adjustments and net gains on sale of securities, our non-interest income from core operations increased by $21.6 million to $85.2 million for the year ended December 31, 2016 compared to $63.6 million the preceding year, primarily as a result of a $8.5 million increase in deposit fees and other service charges and a $7.8 million increase in mortgage banking operations.  This increase in non-interest income from core operations, coupled with the increase in net interest income, produced an increase of $154.4 million, or 50%, in revenue from core operations to $460.3 million for the year ended December 31, 2016 compared to $305.9 million for the year ended December 31, 2015. Non-interest expense increased to $322.9 million for the year ended December 31, 2016 compared with $236.6 million for the year ended December 31, 2015 largely as a result of a full year's expense associated with operating the branches acquired in the AmericanWest acquisition on October 1, 2015 and the Siuslaw Bank branches acquired in March 2015 as well as generally increased compensation, occupancy and payment and card processing services reflecting increased transaction volume.

Net Interest Income.  Net interest income before provision for loan losses increased by $132.8 million, or 55%, to $375.1 million for the year ended December 31, 2016, compared to $242.3 million one year earlier largely reflecting the full year contribution of the 2015 acquisitions, as well as continued new client acquisition. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans received in the bank acquisitions, which are accreted into loan interest income, as well as by net premiums on non-market-rate certificate of deposit liabilities assumed which are amortized as a reduction to deposit interest expense. The net interest margin of 4.20% for the year ended December 31, 2016 was ten basis points higher than the prior year reflecting sixteen basis points from acquisition accounting adjustments, compared to just eight basis points from acquisition accounting adjustments in 2015.  The average yield on interest-earning assets of 4.38% for the year ended December 31, 2016 increased seven basis points compared to the prior year as favorable purchase accounting adjustments and changes in the mix of earning assets offset the impact of the low interest rate environment on loan yields.  Funding costs were lower, as the average cost of funding liabilities decreased by three basis points to 0.19% as compared to the prior year.  As a result, the net interest spread increased to 4.19% for the year ended December 31, 2016 compared to 4.09% for the prior year.

Interest Income.  Interest income for the year ended December 31, 2016 was $391.5 million, compared to $254.4 million for the prior year, an increase of $137.0 million, or 54%.  The increase in interest income occurred as a result of the significant increase in the average balances of interest-earning assets. The average balance of interest-earning assets was $8.93 billion for the year ended December 31, 2016, an increase of $3.03 billion, or 51%, compared to $5.90 billion one year earlier. The yield on average interest-earning assets was 4.38% for the year ended December 31, 2016, compared to 4.31% for the year ended December 31, 2015. The increased yield on earning assets reflects a larger positive impact from purchase accounting loan discount accretion, as well as improvement in securities yields and changes in the asset mix, partially offset by the continuing erosion of yields as loans mature or prepay and are replaced by lower yielding assets in the current low interest rate environment. Loan yields increased six basis points to 4.84% for the year ended December 31, 2016 compared to 4.78% in the preceding year, reflecting a 17 basis point positive impact from loan discount accretion in 2016 compared to a nine basis point positive impact in 2015 partially offset by the continuing reduction in contractual loan yields in the current low interest rate environment.  Average loans receivable for the year ended December 31, 2016 increased $2.47 billion, or 50%, to $7.43 billion, compared to $4.96 billion for the prior year.  Interest income on loans increased by $122.3 million, or 52%, to $359.6 million for the year ended December 31, 2016, from $237.3 million for the prior year, reflecting the impact of the $2.47 billion increase in average loan balances and the six basis point increase in the average yield on total loans.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock increased to $1.50 billion for the year ended December 31, 2016 (excluding the effect of fair value adjustments), compared to $941.0 million for the year ended December 31, 2015, accounting for most of the $14.7 million increase in interest and dividend income compared to the prior year.  The average yield on the combined portfolio increased to 2.13% for the year ended December 31, 2016, from 1.82% for the prior year. Portfolio yields improved primarily as a result of the full year impact of higher interest rates on the securities acquired in the AmericanWest acquisition. For the year ended December 31, 2016, the average yield on mortgage-backed securities increased 23 basis points to 2.08% compared to the prior year, while the yield on other securities increased fifteen basis points to 2.60% compared to the prior year.

Interest Expense.  Interest expense for the year ended December 31, 2016 was $16.4 million, compared to $12.2 million for the prior year, an increase of $4.3 million, or 35%.  The increase in interest expense occurred as a result of a $2.95 billion, or 54%, increase in average funding liabilities, partially offset by a three basis point decrease in the average cost of all funding liabilities to 0.19% for the year ended December 31, 2016, from 0.22% for the year ended December 31, 2015.  This increase in average funding liabilities reflects increases in core deposits, including non-interest-bearing deposits, interest-bearing transaction and savings accounts, as the result of the 2015 bank acquisitions as well as organic growth. The growth in non-interest-bearing deposits and other core deposits continues to significantly contribute to our reduced funding costs.

Deposit interest expense increased $2.72 million, or 32%, to $11.1 million for the year ended December 31, 2016 compared to $8.4 million for the prior year as a result of a $2.84 billion, or 54%, increase in the average balance of deposits, partially offset by a two basis point decrease in the average cost of deposits.  Average deposit balances increased to $8.05 billion for the year ended December 31, 2016, from $5.21 billion for the year ended December 31, 2015, while the average rate paid on deposit balances decreased to 0.14% in the current year from 0.16% for the prior year.  The cost of interest-bearing deposits decreased by two basis points to 0.22% for the year ended December 31, 2016 compared to 0.24% in the prior year. Also contributing to the decrease in total deposit costs was a $1.27 billion increase in the average balances of non-interest-bearing accounts during 2016. In addition, amortization of acquisition accounting net premiums on certificates of deposit reduced the cost of deposits by eight basis points in 2016, compared to six basis points in 2015. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, through both acquisitions and organic growth meaningfully contributed to the decrease in our funding costs.

Average total borrowings increased to $390.5 million for the year end December 31, 2016, compared to $276.6 million for the prior year. The increase in average total borrowings was largely due to a $92.1 million increase in average FHLB advances. The increase in the average balance of total borrowings was primarily responsible for the $1.5 million increase in the related interest expense to $5.3 million for the year ended December 31, 2016, from $3.8 million in the prior year. The average rate on total borrowings remained unchanged from the prior year despite higher interest rates, particularly for our junior subordinated debentures which reprice every three months based on changes in the three-month LIBOR index, as lower costing FHLB advances and other borrowings comprised a higher percentage of our total borrowing mix, stabilizing the average rate paid on total borrowings between the two years.

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

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):
Table 13: Analysis of Net Interest Spread

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$5,807,397	$282,419	4.86%	$3,754,386	$183,260	4.88%	$2,681,747	$133,576	4.98%
Commercial/agricultural loans	1,485,390	68,405	4.61	1,076,440	46,053	4.28	882,291	36,793	4.17
Consumer and other loans	141,460	8,788	6.21	130,367	7,979	6.12	115,226	7,172	6.22
Total loans (1)	7,434,247	359,612	4.84	4,961,193	237,292	4.78	3,679,264	177,541	4.83
Mortgage-backed securities	931,111	19,328	2.08	490,002	9,049	1.85	344,571	5,779	1.68
Other securities	454,977	11,814	2.60	311,701	7,646	2.45	295,082	7,103	2.41
Interest-bearing deposits with banks	94,456	395	0.42	122,479	334	0.27	68,696	204	0.30
FHLB stock	16,119	328	2.03	16,768	112	0.67	31,981	34	0.11
Total investment securities	1,496,663	31,865	2.13	940,950	17,141	1.82	740,330	13,120	1.77
Total interest-earning assets	8,930,910	391,477	4.38	5,902,143	254,433	4.31	4,419,594	190,661	4.31
Non-interest-earning assets	904,181			413,503			205,378
Total assets	$9,835,091			$6,315,646			$4,624,972
Deposits:
Interest-bearing checking accounts	$859,621	$767	0.09	$634,398	$518	0.08	$428,875	$347	0.08
Savings accounts	1,370,014	1,796	0.13	1,134,849	1,511	0.13	856,736	1,310	0.15
Money market accounts	1,575,877	3,098	0.20	747,019	1,538	0.21	461,372	776	0.17
Certificates of deposit	1,208,702	5,444	0.45	928,545	4,818	0.52	875,340	5,145	0.59
Total interest-bearing deposits	5,014,214	11,105	0.22	3,444,811	8,385	0.24	2,622,323	7,578	0.29
Non-interest-bearing deposits	3,033,604	—	—	1,764,539	—	—	1,193,656	—	—
Total deposits	8,047,818	11,105	0.14	5,209,350	8,385	0.16	3,815,979	7,578	0.20
Other interest-bearing liabilities:
FHLB advances	141,885	953	0.67	49,808	311	0.62	39,121	125	0.32
Other borrowings	108,427	310	0.29	94,176	211	0.22	84,126	172	0.20
Junior subordinated debentures	140,212	4,040	2.88	132,597	3,247	2.45	123,716	2,914	2.36
Total borrowings	390,524	5,303	1.36	276,581	3,769	1.36	246,963	3,211	1.30
Total funding liabilities	8,438,342	16,408	0.19	5,485,931	12,154	0.22	4,062,942	10,789	0.27
Other non-interest-bearing liabilities (2)	65,508			17,051			(1,991)
Total liabilities	8,503,850			5,502,982			4,060,951
Shareholders’ equity	1,331,241			812,664			564,021
Total liabilities and shareholders’ equity	$9,835,091			$6,315,646			$4,624,972
Net interest income/rate spread		$375,069	4.19%		$242,279	4.09%		$179,872	4.04%
Net interest margin			4.20%			4.10%			4.07%
Average interest-earning assets / average interest-bearing liabilities			165.24%			158.60%			154.03%
Average interest-earning assets / average funding liabilities			105.84%			107.59%			108.78%
(footnotes follow)

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

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

Table 14:  Rate/Volume Analysis

	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Mortgage loans	$(683)	$99,843	$99,160	$(2,725)	$52,408	$49,683
Commercial/agricultural loans	3,743	18,609	22,352	977	8,284	9,261
Consumer and other loans	121	687	808	(123)	928	805
Total loans (1)	3,181	119,139	122,320	(1,871)	61,620	59,749
Mortgage-backed securities	1,245	9,034	10,279	632	2,638	3,270
Other securities	471	3,697	4,168	137	406	543
Interest-bearing deposits with banks	149	(88)	61	(18)	148	130
FHLB stock	229	(13)	216	180	(102)	78
Total investment securities	2,094	12,630	14,724	931	3,090	4,021
Total net change in interest income on interest-earning assets	5,275	131,769	137,044	(940)	64,710	63,770
Interest-bearing liabilities:
Deposits (2)	(839)	3,559	2,720	(608)	1,413	805
FHLB advances	25	617	642	145	41	186
Other borrowings	64	35	99	17	22	39
Junior subordinated debentures	599	194	793	119	214	333
Total borrowings	688	846	1,534	281	277	558
Total net change in interest expense on interest-bearing liabilities	(151)	4,405	4,254	(327)	1,690	1,363
Net change in net interest income	$5,426	$127,364	$132,790	$(613)	$63,020	$62,407

(1)	Includes loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Includes non-interest-bearing deposits.

Provision and Allowance for Loan Losses.  Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $6.0 million provision for loan losses in the year ended December 31, 2016, primarily due to the organic growth in the loan portfolio and the maturity and subsequent renewal and migration of acquired loans out of the discounted loan portfolios, compared to no provision for loan losses recorded in 2015. As discussed in the “Summary of Critical Accounting Policies” section above and in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies, net charge-offs and current economic conditions. We continue to maintain a strong allowance for loan losses at December 31, 2016.

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

We recorded net recoveries of $2.0 million for the year ended December 31, 2016, compared to net recoveries of $2.1 million for the prior year, while non-performing loans increased by $7.4 million during the year to $22.6 million at December 31, 2016, compared to $15.2 million at December 31, 2015.  A comparison of the allowance for loan losses at December 31, 2016 and 2015 reflects an increase of $8.0 million, or 10%, to $86.0 million at December 31, 2016, from $78.0 million at December 31, 2015.  Included in our allowance at December 31, 2016 was an unallocated portion of $3.6 million, which was based upon our evaluation of various factors that were not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 1.15% at December 31, 2016, compared to 1.07% at December 31, 2015.  If the allowance for loan losses and loans were grossed up for the remaining acquisition accounting loan discount, the adjusted allowance for loans to adjusted loans would have been 1.57% as of December 31, 2016, compared to 1.65% at December 31, 2015.

We believe that the allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio as of December 31, 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated (dollars in thousands):

Table 15:  Changes in Allowance for Loan Losses

	Years Ended December 31
	2016	2015	2014	2013	2012
Balance, beginning of period	$78,008	$75,907	$74,258	$76,759	$82,180
Provision	6,030	—	—	—	13,000
Recoveries of loans previously charged off:
Commercial real estate	582	819	1,507	2,367	921
Multifamily real estate	—	113	—	—	—
Construction and land	2,171	1,811	1,776	2,275	2,954
Commercial business	1,993	772	988	1,673	2,425
Agricultural business, including secured by farmland	59	948	1,576	697	49
One- to four-family real estate	1,283	1,927	618	145	586
Consumer	610	570	528	340	531
	6,698	6,960	6,993	7,497	7,466
Loans charged off:
Commercial real estate	(746)	(64)	(1,239)	(2,569)	(4,065)
Multifamily real estate	—	—	(20)	—	—
Construction and land	(616)	(891)	(207)	(1,821)	(6,546)
Commercial business	(948)	(419)	(1,344)	(1,782)	(6,485)
Agricultural business, including secured by farmland	(567)	(746)	(179)	(248)	(456)
One- to four-family real estate	(375)	(1,225)	(885)	(2,139)	(5,328)
Consumer	(1,487)	(1,514)	(1,470)	(1,439)	(3,007)
	(4,739)	(4,859)	(5,344)	(9,998)	(25,887)
Net (charge-offs) recoveries	1,959	2,101	1,649	(2,501)	(18,421)
Balance, end of period	$85,997	$78,008	$75,907	$74,258	$76,759
Allowance for loan losses as a percent of total loans	1.15%	1.07%	1.98%	2.17%	2.37%
Net loan (charge-offs) recoveries as a percent of average outstanding loans during the period	0.03%	0.04%	0.04%	(0.08)%	(0.57)%
Allowance for loan losses as a percent of non-performing loans	381%	512%	454%	300%	223%
Net loan discount on acquired loans	$31,110	$43,657	$—	$—	$—
Adjusted allowance for loan losses/Adjusted loans (non-GAAP)(1)	1.57%	1.65%	1.98%	2.17%	2.37%

(1) See the discussion and reconciliation of non-GAAP financial information above in the Executive Overview section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for more detailed information with respect to the adjusted allowance for loan losses/adjusted loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 16:  Allocation of Allowance for Loan Losses

	December 31
	2016		2015		2014		2013		2012
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Specific or allocated loss allowances (1):
Commercial real estate	$20,993	44.9%	$20,716	42.3%	$18,784	36.6%	$16,759	34.9%	$15,322	33.1%
Multifamily real estate	1,360	3.3	4,195	6.5	4,562	4.4	5,306	4.0	4,506	4.3
Construction and land	34,252	11.0	27,131	7.9	23,545	10.7	17,640	10.3	14,991	9.4
One-to-four-family real estate	2,238	10.9	4,732	13.0	12,043	18.9	11,773	20.0	9,957	19.1
Commercial business	16,533	16.2	13,856	16.5	2,821	6.2	2,841	6.7	2,295	7.1
Agricultural business, including secured by farmland	2,967	5.0	3,645	5.1	8,447	14.1	11,486	15.5	16,475	18.0
Consumer	4,104	8.7	902	8.7	483	9.1	1,335	8.6	1,348	9.0
Total allocated	82,447		75,177		70,685		67,140		64,894
Unallocated (1)	3,550	n/a	2,831	n/a	5,222	n/a	7,118	n/a	11,865	n/a
Total allowance for loan losses	$85,997	100.0%	$78,008	100.0%	$75,907	100.0%	$74,258	100.0%	$76,759	100.0%

(1)
We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectability is not reasonably assured).  The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Non-interest Income. The following table presents the key components of non-interest income for the years ended December 31, 2016, 2015, 2014 (dollars in thousands):

Table 17: Non-interest Income

	2016 compared to 2015				2015 compared to 2014
	2016	2015	Change Amount	Change Percent	2015	2014	Change Amount	Change Percent
Deposit fees and other service charges	$49,156	$40,607	$8,549	21.1%	$40,607	$30,553	$10,054	32.9%
Mortgage banking operations	25,552	17,720	7,832	44.2%	17,720	10,249	7,471	72.9%
Bank owned life insurance	4,538	2,497	2,041	81.7%	2,497	1,809	688	38.0%
Miscellaneous	6,001	2,821	3,180	112.7%	2,821	1,885	936	49.7%
	85,247	63,645	21,602	33.9%	63,645	44,496	19,149	43.0%
Net gain (loss) on sale of securities	843	(540)	1,383	(256.1)%	(540)	42	(582)	(1,385.7)%
Net change in valuation of financial instruments carried at fair value	(2,620)	(813)	(1,807)	222.3%	(813)	1,374	(2,187)	(159.2)%
Acquisition bargain purchase gain	—	—	—	—%	—	9,079	(9,079)	100.0%
Total non-interest income	$83,470	$62,292	$21,178	34.0%	$62,292	$54,991	$7,301	13.3%

Non-interest income, which includes changes in the valuation of financial instruments carried at fair value, net gain on sale of securities, and an acquisition bargain purchase gain in 2014, as well as non-interest revenues from core operations, increased $21.2 million, or 34%, to $83.5 million for the year ended December 31, 2016, compared to $62.3 million for the year ended December 31, 2015.  This increase was primarily due to the strong growth in deposit fees and other service charges and mortgage banking operations.  Excluding fair value adjustments, net gains on the sale of securities, non-interest income from core operations increased $21.6 million to $85.2 million for the year ended December 31, 2016 compared to $63.6 million at December 31, 2015. Reflecting a full year of transaction activity from the deposit accounts acquired in the 2015 bank acquisitions as well as organic growth, income from deposit fees and other service charges increased by $8.5 million, or 21%, to $49.2 million for the year ended December 31, 2016, compared to $40.6 million for the prior year. Mortgage banking revenues increased by $7.8 million to $25.6 million for the year ended December 31, 2016, compared to $17.7 million in the prior year. Sales of one-to-four family loans held for sale for the year ended December 31, 2016 totaled $682.8 million compared to $610.4 million for the year ended December 31, 2015, reflecting increased refinancing activity, as well as a strong home purchase market and our increased market presence.  In addition, for the year ended December 31, 2016, mortgage banking revenues included $3.3 million of gains on the sale of multifamily loans which were originated by our multifamily production unit that was acquired in the AmericanWest acquisition. The $3.2 million increase in miscellaneous income and the $2.0 million increase in bank owned life insurance income also contributed to the overall increase in non-interest income. The increase in miscellaneous income was primarily driven by increased retail investment commissions and gains on SBA loan sales, while the increase in bank owned life insurance income reflects a full year's contribution from the bank owned life insurance acquired in the AmericanWest acquisition, as well as $332,000 of death benefit income.

For the year ended December 31, 2016, we recorded a net loss of $2.6 million for changes in the valuation of financial instruments carried at fair value, compared to a net loss of $813,000 for the year ended December 31, 2015.  The adjustments in 2016 primarily reflect changes in the valuation of certain investment securities, which resulted in $376,000 in net losses, as well as changes in the valuation of the junior subordinated debentures we have issued, which resulted in $2.7 million in charges, in each case largely as a result of increased market interest rates.  The net fair value losses in 2015 primarily reflected changes in the valuation of certain investment securities resulting in $2.0 million in net gains and changes in the valuation of the junior subordinated debentures, which resulted in $2.7 million in charges.  As discussed more thoroughly in Note 18 of the Notes to the Consolidated Financial Statements, the valuation for many of these financial instruments has been difficult and more subjective in recent periods as current and reliable observable transaction data is very limited.

Non-interest Expense.  The following table represents key elements of non-interest expense for the years ended December 31, 2016, 2015, 2014 (dollars in thousands).

Table 18: Non-interest Expense

	2016 compared to 2015				2015 compared to 2014
	2016	2015	Change Amount	Change Percent	2015	2014	Change Amount	Change Percent
Salaries and employee benefits	$180,883	$127,282	$53,601	42.1%	$127,282	$89,778	$37,504	41.8%
Less capitalized loan origination costs	(18,895)	(14,379)	(4,516)	31.4%	(14,379)	(11,730)	(2,649)	22.6%
Occupancy and equipment	45,000	30,366	14,634	48.2%	30,366	22,743	7,623	33.5%
Information/computer data services	19,281	12,110	7,171	59.2%	12,110	8,131	3,979	48.9%
Payment and card processing expenses	21,604	16,430	5,174	31.5%	16,430	11,460	4,970	43.4%
Professional services	8,120	4,828	3,292	68.2%	4,828	3,753	1,075	28.6%
Advertising and marketing	9,709	7,649	2,060	26.9%	7,649	6,266	1,383	22.1%
Deposit insurance	4,551	3,189	1,362	42.7%	3,189	2,415	774	32.0%
State/Municipal business and use taxes	3,516	1,889	1,627	86.1%	1,889	1,437	452	31.5%
REO operations	175	397	(222)	55.9%	397	(446)	843	189.0%
Amortization of core deposit intangibles	7,061	3,164	3,897	123.2%	3,164	1,990	1,174	59.0%
Miscellaneous	30,131	17,565	12,566	71.5%	17,565	13,619	3,946	29.0%
	$311,136	$210,490	$100,646	47.8%	$210,490	$149,416	$61,074	40.9%
Acquisition-related costs	$11,733	$26,110	$(14,377)	(55.1)%	$26,110	$4,325	$21,785	503.7%
Total non-interest expense	$322,869	$236,600	$86,269	36.5%	$236,600	$153,741	$82,859	53.9%
Non-interest expense for the year ended December 31, 2016 was $322.9 million, an increase of $86.3 million, or 36%, as compared to the same period in 2015. The increase was largely as a result of the costs associated with operating the branches acquired from AmericanWest, as well as generally increased salary and employee benefit costs, payment and card processing expenses, and occupancy and equipment expenses, which were partially offset by an increase in the credit for capitalized loan origination costs. Acquisition-related costs added $11.7 million to non-interest expense in the current year compared to $26.1 million in the year ended December 31, 2015. Salaries and employee benefits expenses increased $53.6 million to $180.9 million for the year ended December 31, 2016 from $127.3 million for the year ended December 31, 2015, primarily reflecting additional staffing as a result of our bank acquisitions in 2015 and to a lesser extent normal salary and wage adjustments, partially offset by a $4.5 million increase in the amount of the credit for capitalized loan origination costs, reflecting an increase in loan originations.  Payment and card processing expenses increased by $5.2 million, reflecting the significant growth in core deposits and account activity from the 2015 bank acquisitions and organic growth.  Occupancy and equipment expenses increased $14.6 million, or 48%, to $45.0 million in 2016, compared to $30.4 million in 2015 largely as a result of the branches and support facilities acquired. Information and computer data services expense increased $7.2 million, or 59%, to $19.3 million in the current year, compared to $12.1 million in the prior year, reflecting additional costs required for expanding systems and operations associated with the bank acquisitions in 2015. REO operations for the year ended December 31, 2016 resulted in expense of $175,000, compared to an expense of $397,000 in the prior year, and included $876,000 of valuation adjustments and $1.8 million of net gains on the sale of properties in addition to the carrying costs related to repossessed properties. Miscellaneous expense increased $12.6 million to $30.1 million for the year ended December 31, 2016 from $17.6 million, reflecting higher general expenses associated with the increased scale of the Company.

Income Taxes. For the year ended December 31, 2016, we recognized $44.3 million in income tax expense for an effective rate of 34.1%, which reflects our normal statutory rate reduced by the impact of tax-exempt income and certain tax credits. Our normal, expected statutory income tax rate is 37.2%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the state and local jurisdictions where we do business. For the year ended December 31, 2015, we recognized $22.7 million in income tax expense for an effective tax rate of 33.5% with proportionately less of our income subject to state income taxes compared to 2016. For more information on income taxes and deferred taxes, see Note 12 of the Notes to the Consolidated Financial Statements.

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

Our operating results depend largely on our net interest income which increased by $62.4 million to $242.3 million, primarily because of the acquisition of AmericanWest and Siuslaw Bank, as well as significant organic loan and deposit growth. Our operating results for the year ended December 31, 2015 also reflected an increase in non-interest income, as strong growth in deposit fees and other service charges and revenues from mortgage banking operations more than offset the adverse variance from changes in valuation of financial instruments carried at fair value and the nonrecurring bargain purchase gain related to the Branch purchase. Excluding fair value adjustments, net gains on sale of securities and the bargain purchase gain in 2014, our non-interest income from core operations increased by $19.1 million to $63.6 million for the year ended December 31, 2015 compared to $44.5 million the preceding year, primarily as a result of a $10.1 million increase in deposit fees and other service charges and a $7.5 million increase in mortgage banking operations. This increase in non-interest income from core operations, coupled with the increase in net interest income, produced an increase of $81.6 million, or 36%, in revenue from core operations to $305.9 million for the year ended December 31, 2015 compared to $224.4 million for the year ended December 31, 2014. Non-interest expense increased to $236.6 million for the year ended December 31, 2015 compared with $153.7 million for the year ended December 31, 2014 largely as a result of acquisition-related expenses and incremental costs associated with acquiring and operating the 98 branches acquired in the AmericanWest acquisition on October 1, 2015 and the ten Siuslaw branches acquired in March 2015, as well as a full year's expense related to the Branch purchase in June 2014 and generally increased compensation, occupancy and payment and card processing services reflecting increased transaction volume.

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

Interest Income. Interest income for the year ended December 31, 2015 was $254.4 million, compared to $190.7 million for the prior year, an increase of $63.8 million, or 33%. The increase in interest income occurred as a result of the significant increase in the average balances of interest-earning assets. The average balance of interest-earning assets was $5.90 billion for the year ended December 31, 2015, an increase of$1.48 billion, or 34%, compared to $4.42 billion one year earlier. The yield on average interest-earning assets was 4.31% for both the years ended December 31, 2015 and 2014. The flat yield on earning assets reflects the continuing erosion of yields as loans matured or prepayed and were replaced by lower yielding assets in the low interest rate environment partially offset by the positive impact of the purchase accounting loan discount accretion, as well as modest improvement in securities yields and changes in the asset mix. Loan yields decreased five basis points to 4.78% for the year ended December 31, 2015 compared to 4.83% in the preceding year, reflecting a further decline in average loan rates which was only partially offset by the loan discount accretion. Average loans receivable for the year ended December 31, 2015 increased $1.28 billion, or 35%, to $4.96 billion, compared to $3.68 billion for the prior year. Interest income on loans increased by $59.8 million, or 34%, to $237.3 million for the year ended December 31, 2015, from $177.5 million for the prior year, reflecting the impact of the $1.28 billion increase in average loan balances and the five basis point decrease in the average yield on loans.

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

Interest Expense. Interest expense for the year ended December 31, 2015 was $12.2 million, compared to $10.8 million for the prior year, an increase of $1.4 million, or 13%. The increase in interest expense occurred as a result of a $1.42 billion, or 35%, increase in average funding liabilities, partially offset by a five basis point decrease in the average cost of all funding liabilities to 0.22% for the year ended December 31, 2015, from 0.27% for the year ended December 31, 2014. This increase in average funding liabilities reflected increases in core deposits, including non-interest-bearing deposits, interest-bearing transaction and savings accounts, and certificates of deposits reflecting the acquisitions of AmericanWest and Siuslaw Bank as well as organic growth. The growth in non-interest-bearing deposits and other core deposits significantly contributed to our reduced funding costs in 2015.

Deposit interest expense increased $807,000, or 11%, to $8.4 million for the year ended December 31, 2015 compared to $7.6 million for the prior year as a result of a $1.39 billion, or 37%, increase in the average balance of deposits, partially offset by a four basis point decrease in the cost of deposits. Average deposit balances increased to $5.21 billion for the year ended December 31, 2015, from $3.82 billion for the year ended December 31, 2014, while the average rate paid on deposit balances decreased to 0.16% in the year ended December 31, 2015 from 0.20% for the prior year. The cost of interest-bearing deposits decreased by five basis points to 0.24% for the year ended December 31, 2015 compared to 0.29% in the prior year. Also contributing to the decrease in total deposit costs was a $570.9 million increase in the average balances of non-interest bearing accounts during 2015. In addition, amortization of acquisition accounting net premiums on certificates of deposit reduced the cost of deposits by one basis point for the year ended December 31, 2015. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates and there was no noticeable effect during 2015 from changes in short-term market rates on our cost of deposits. Continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest bearing deposits, through both acquisitions and organic growth meaningfully contributed to the decrease in deposit costs.

Average FHLB advances (excluding the effect of fair value adjustments) increased to $49.8 million for the year ended December 31, 2015, compared to $39.1 million for the prior year, and the average rate paid on FHLB advances for the year ended December 31, 2015 increased to 0.62% from 0.32% for the year ended December 31, 2014. Average FHLB advances increased primarily as a result of the acquisition of AmericanWest. The increases in average balances and the average rate paid on FHLB advances were responsible for the $186,000 increase in the related interest expense to $311,000 for the year ended December 31, 2015, from $125,000 in the prior year. Other borrowings consist primarily of retail repurchase agreements with customers secured by certain investment securities. The average balance for other borrowings increased $10.1 million to $94.2 million during 2015 from $84.1 million one year earlier, and the average rate on other borrowings increased to 0.22% from 0.20% a year earlier. As a result, interest expense for other borrowing increased to $211,000 for the year ended December 31, 2015, compared to $172,000 for the year ended December 31, 2014.

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

Non-interest Income.  Non-interest income, which includes changes in the valuation of financial instruments carried at fair value, net gain on sale of securities, and an acquisition bargain purchase gain in 2014, as well as non-interest revenues from core operations, increased $7.3 million, or 13%, to $62.3 million for the year ended December 31, 2015, compared to $55.0 million for the year ended December 31, 2014. This increase was primarily due to the strong growth in deposit fees and other service charges and mortgage banking operations, more than offsetting the $9.1 million bargain purchase gain on the Branch purchase recorded in 2014. Excluding fair value adjustments, net gains on the sale of securities and the bargain purchase gain in the prior year, non-interest income from core operations increased $19.1 million to $63.6 million for the year ended December 31, 2015 compared to $44.5 million at December 31, 2014. Reflecting growth in the number of deposit accounts both through the acquisitions and organic growth as well as increased transaction activity, income from deposit fees and other service charges increased by $10.1 million, or 33%, to $40.6 million for the year ended December 31, 2015, compared to $30.6 million for the prior year. Mortgage banking revenues increased by $7.5 million to $17.7 million for the year ended December 31, 2015, compared to $10.2 million in the prior year. Sales of one-to-four family loans held for sale for the year ended December 31, 2015 totaled $610.4 million compared to $367.9 million for the year ended December 31, 2014, reflecting increased refinancing activity, as well as a strong home purchase market and our increased market presence. For the year ended December 31, 2015, we recorded a net loss of $813,000 for changes in the valuation of financial instruments carried at fair value, compared to a net gain of $1.4 million for the year ended December 31, 2014. The adjustments in 2015 primarily reflected changes in the valuation of certain investment securities, which resulted in $2.0 million in net gains, as well as changes in the valuation of the junior subordinated debentures we have issued, which resulted in $2.7 million in charges. The net fair value gains in 2014 primarily reflected changes in the valuation of certain investment securities resulting in $5.5 million in net gains and changes in the valuation of the junior subordinated debentures, which resulted in $4.1 million in charges.

Non-interest Expense. Non-interest expense for the year ended December 31, 2015 was $236.6 million, an increase of $82.9 million, or 54%, as compared to the same period in 2014. The increase is largely attributable to acquisition-related expenses and incremental costs associated with the acquired branches, support facilities and operating on multiple systems prior to system conversion, as well as generally increased compensation, occupancy and payment and card processing services reflecting increased transaction volume. Acquisition-related costs added $26.1 million to non-interest expense in the current year compared to $4.3 million in the year ended December 31, 2014. Salaries and employee benefit expenses increased $37.5 million to $127.3 million for the year ended December 31, 2015 from $89.8 million for the year ended December 31, 2014, primarily reflecting additional staffing as a result of our acquisitions and to a lesser extent normal salary and wage adjustments, partially offset by a $2.6 million increase in the amount of the credit for capitalized loan origination costs, reflecting an increase in loan originations. Payment and card processing expenses increased by $5.0 million, reflecting the significant growth in core deposits and account activity from acquisitions and organic growth. Occupancy and equipment expenses increased $7.6 million, or 34%, to $30.4 million in 2015, compared to $22.7 million in 2014 largely as a result of the branches and support facilities acquired. Information and computer data services expense increased $4.0 million, or 49%, to $12.1 million in the current year, compared to $8.1 million in the prior year, reflecting additional costs required for expanding systems and operations associated with the acquisitions and the Branch purchase, and the additional expense of operating two core systems prior to the AmericanWest system conversion. REO operations for the year ended December 31, 2015 resulted in expense of $397,000, compared to a net credit of $446,000 in the prior year, and included $216,000 of valuation adjustments and $351,000 of net gains on the sale of properties in addition to the carrying costs related to repossessed properties.
Income Taxes. For the year ended December 31, 2015, we recognized $22.7 million in income tax expense for an effective rate of 33.5%, which reflects our normal statutory rate reduced by the impact of tax-exempt income and certain tax credits partially offset by certain non-deductible acquisition expense. Our normal, expected statutory income tax rate is 37.2%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of state and local jurisdictions where we do business. For the year ended December 31, 2014, we recognized $27.1 million in income tax expense for an effective tax rate of 33.3%.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2016, our loans with interest rate floors totaled approximately $2.59 billion and had a weighted average floor rate of 4.60% compared to a current average note rate of 4.78%.

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

The following table sets forth as of December 31, 2016, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Table 19: Interest Rate Risk Indicators

	December 31, 2016
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$26,672	7.1%	$78,089	10.4%	$(268,695)	(13.0)%
+300	21,189	5.7	62,445	8.3	(172,626)	(8.3)
+200	14,917	4.0	44,699	5.9	(86,628)	(4.2)
+100	7,587	2.0	23,536	3.1	(26,590)	(1.3)
0	—	—	—	—	—	—
-25	(6,453)	(1.7)	(16,029)	(2.1)	(2,824)	(0.1)

(1)
Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The current targeted federal funds rate is between 0.50% and 0.75%.

The December 31, 2016 simulation scenarios show increased net interest income sensitivity and declines in economic value of equity as a result of changes in interest rates compared to the prior year. These changes were influenced by updates to Banner’s key simulation assumptions and the implementation of a new asset liability management system completed in the third quarter of 2016. These updates were the result of management’s evaluation of its interest rate risk systems and methodologies in light of the Company’s recent acquisitions and organic growth along with its current asset size and complexity. Differences in assumptions from prior period simulations in key assumptions such as deposit betas, time lags, decay rates, loan prepayment speeds, investment cash flow projections, and discount rates were the main drivers of simulation profile changes versus prior periods.

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

Table 20, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2016 and 2015.  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2016, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.63 billion, representing a one-year cumulative gap to total assets ratio of 26.88%. The updates discussed above to Banner’s key simulation assumptions and the implementation of a new asset liability management system completed in the third quarter of 2016 affect the comparability of the interest sensitivity gap analysis as of December 31, 2016 compared to periods prior to September 30, 2016.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of December 31, 2016 and 2015 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

The following table provides a GAP analysis as of December 31, 2016 (dollars in thousands):

Table 20:  Interest Sensitivity Gap

	December 31, 2016
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$547,256	$49,565	$72,022	$1,152	$4	$—	$669,999
Fixed-rate mortgage loans	307,190	214,375	504,978	289,285	192,599	1,834	1,510,261
Adjustable-rate mortgage loans	1,163,916	367,473	1,106,737	616,559	183,293	102	3,438,080
Fixed-rate mortgage-backed securities	40,168	44,278	164,980	131,514	177,534	57,842	616,316
Adjustable-rate mortgage-backed securities	57,470	951	3,099	5,556	—	—	67,076
Fixed-rate commercial/agricultural loans	100,909	95,216	192,044	58,218	17,829	1,283	465,499
Adjustable-rate commercial/agricultural loans	883,367	24,349	64,085	31,895	8,217	—	1,011,913
Consumer and other loans	438,047	24,196	84,192	17,786	14,868	29,156	608,245
Investment securities and interest-earning deposits	126,928	18,116	91,680	65,549	101,881	57,721	461,875
Total rate sensitive assets	3,665,251	838,519	2,283,817	1,217,514	696,225	147,938	8,849,264
Interest-bearing liabilities: (2)
Interest-bearing checking accounts	141,944	57,780	188,362	135,159	195,474	195,766	914,485
Regular savings	199,985	103,292	330,382	231,862	333,190	324,679	1,523,390
Money market deposit accounts	194,656	126,007	391,687	260,052	330,529	194,824	1,497,755
Certificates of deposit	474,585	277,962	233,933	55,300	3,030	97	1,044,907
FHLB advances	54,005	5	23	26	80	76	54,215
Other borrowings	—	—	5,000	—	—	—	5,000
Trust preferred securities	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	100,685	—	—	—	—	—	100,685
Total rate sensitive liabilities	1,306,072	565,046	1,149,387	682,399	862,303	715,442	5,280,649
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,359,179	$273,473	$1,134,430	$535,115	$(166,078)	$(567,504)	$3,568,615
Cumulative excess of interest-sensitive assets	$2,359,179	$2,632,652	$3,767,082	$4,302,197	$4,136,119	$3,568,615	$3,568,615
Cumulative ratio of interest-earning assets to interest-bearing liabilities	280.63%	240.70%	224.72%	216.18%	190.60%	167.58%	167.58%
Interest sensitivity gap to total assets	24.09%	2.79%	11.58%	5.46%	(1.70)%	(5.79)%	36.44%
Ratio of cumulative gap to total assets	24.09%	26.88%	38.46%	43.93%	42.23%	36.44%	36.44%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(479.3) million, or (4.89%) of total assets at December 31, 2016.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 17, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the years ended December 31, 2016, 2015 and 2014, our loan originations exceeded our loan repayments by $1.11 billion, $741.7 million and $506.0 million, respectively.  During those periods we purchased loans of $314.3 million, $323.5 million and $194.4 million, respectively. This activity was funded primarily by sales of loans, sales of securities and increased deposits.  During the years ended December 31, 2016, 2015 and 2014, we sold $1.11 billion, $801.6 million, and $379.2 million, respectively, of loans.  Securities purchased during the years ended December 31, 2016, 2015 and 2014 totaled $305.2 million, $161.7 million, and $100.1 million, respectively, and securities repayments, maturities and sales in those periods were $583.9 million, $373.0 million, and $158.1 million, respectively.

Our primary financing activity is gathering deposits. Largely as a result of the increase in non-interest-bearing transaction accounts partially offset by a planned decrease in certificates of deposit, deposits increased by $66.3 million during the year ended December 31, 2016. Deposits increased by $4.16 billion during the year ended December 31, 2015. In each of the last three years our core deposits have significantly increased as a result of our acquisitions, our increased marketing focus on retail deposits and our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts and allow higher rate certificates of deposit to run-off.  Certificates of deposits are generally more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time. At December 31, 2016, certificates of deposit amounted to $1.05 billion, or 13% of our total deposits, including $765.4 million which were scheduled to mature within one year.  Certificates of deposit declined from 17% of our total deposits at December 31, 2015, and 20% of total deposits at December 31, 2014, reflecting our efforts to shift the portfolio mix into lower cost core deposits.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) decreased $78.6 million for the year ended December 31, 2016, after increasing $100.6 million for the year ended December 31, 2015 due to the bank acquisitions.  Other borrowings at December 31, 2016 increased $7.4 million to $105.7 million following an increase of $21.1 million in 2015.  FHLB advances decreased during 2016 as increased deposits were used to fund a larger portion of the balance sheet and the investment securities portfolio was reduced as part of the deleveraging initiative to remain below $10 billion in assets through December 31, 2016.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2016, 2015 and 2014, we used our sources of funds primarily to fund loan commitments, purchase securities and pay maturing savings certificates and deposit withdrawals.  At December 31, 2016, we had outstanding commitments to extend credit, originate loans and for letters of credit totaling $2.37 billion.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at December 31, 2016 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $3.35 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $98.1 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $54.2 million, or less than 1% of our assets at December 31, 2016.  In addition, Banner Bank has been approved for participation in the FRBSF's Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $1.02 billion as of December 31, 2016, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at December 31, 2016 or 2015. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At December 31, 2016, Banner Corporation (on an unconsolidated basis) had liquid assets of $86.3 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards. During the year ended December 31, 2016, total equity increased $5.7 million to $1.31 billion. Total equity at December 31, 2016 is entirely attributable to voting and non-voting common stock and retained earnings. At December 31, 2016, tangible common shareholders’ equity, which excludes other intangible assets, was $1.03 billion, or 10.83% of tangible assets. See the discussion and reconciliation of non-GAAP financial information above in the Executive Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation for more detailed information with respect to tangible common shareholders’ equity. Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Banks now have to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. At December 31, 2016, Banner Corporation and the Banks each exceeded all current regulatory capital requirements.

The following table shows the regulatory capital ratios of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2016.

Table 21:  Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank	Islanders Bank
Total capital to risk-weighted assets	13.40%	11.76%	18.43%
Tier 1 capital to risk-weighted assets	12.41	10.78	17.33
Tier 1 capital to average leverage assets	11.83	10.34	12.72
Tier 1 common equity to risk-weighted assets	11.19	10.78	17.33

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

Contractual Obligations

The following table shows the obligations of Banner Corporation and its subsidiaries as of December 31, 2016 by maturity (in thousands):

Table 22: Contractual Obligations

	One Year or Less	After One to Three Years	After Three to Five Years	After Five Years	Total
Advances from Federal Home Loan Bank	$54,000	$—	$—	$179	$54,179
Junior subordinated debentures	—	—	—	140,212	140,212
Repurchase agreements	100,685	5,000	—	—	105,685
Certificates of Deposit	765,406	220,368	56,150	3,409	1,045,333
Operating lease obligations	14,583	22,819	16,037	16,126	69,565
Purchase obligation	13,850	14,138	6,837	3,008	37,833
Total	$948,524	$262,325	$79,024	$162,934	$1,452,807

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  For the year ended December 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information required by this item contained under the section captioned “Proposal 1– Election of Directors,” “Meetings and Committees of the Board of Directors” and “Shareholder Proposals” in the Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

Information regarding the executive officers of the Registrant is provided herein in Part I, Item 1 hereof.

The information regarding our Audit Committee and Financial Expert included under the sections captioned “Meetings and Committees of the Board of Directors” and “Audit Committee Matters” in the Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

Reference is made to the cover page of this Annual Report and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the Annual Meeting of the Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year, regarding compliance with Section 16(a) of the Securities Exchange Act of 1934.

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

Whistleblower Program and Protections

We subscribe to the Ethicspoint reporting system and encourage employees, customers, and vendors to call the Ethicspoint hotline at 1-866-ETHICSP (384-4277) or visit its website at www.Ethicspoint.com to report any concerns regarding financial statement disclosures, accounting, internal controls, or auditing matters.  We will not retaliate against any of our officers or employees who raise legitimate concerns or questions about an ethics matter or a suspected accounting, internal control, financial reporting, or auditing discrepancy or otherwise assists in investigations regarding conduct that the employee reasonably believes to be a violation of Federal Securities Laws or any rule or regulation of the SEC, Federal Securities Laws relating to fraud against shareholders or violations of applicable banking laws.  Non-retaliation against employees is fundamental to our Code of Ethics and there are strong legal protections for those who, in good faith, raise an ethical concern or a complaint about their employer.

ITEM 11 – Executive Compensation

Information required by this item regarding management compensation and employment contracts, director compensation, and Compensation Committee interlocks and insider participation in compensation decisions is incorporated by reference to the sections captioned “Executive Compensation,” “Directors’ Compensation,” and “Compensation Discussion and Analysis,” respectively, in the Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year.

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

(d) Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Banner and its subsidiaries that were in effect at December 31, 2016:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock and unit grants	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2001 Stock Option Plan	5,000	$216.16
2012 Restricted Stock and Incentive Bonus Plan	89,819	n/a	2,843
2014 Omnibus Incentive Plan	200,900	n/a	634,758
	295,719		637,601
Equity compensation plans not approved by security holders	—		—
Total	295,719		637,601

There were no shares tendered in connection with option exercises during the years ended December 31, 2016 and 2015, respectively. Restricted shares canceled to pay withholding taxes totaled 25,628 and 18,498 during the years ended December 31, 2016 and 2015, respectively.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item contained under the sections captioned “Related Party Transactions” and “Director Independence” in the Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

ITEM 14 – Principal Accounting Fees and Services

The information required by this item contained under the section captioned “Proposal 3– Ratification of Selection of Independent Auditor” in the Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

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

	(3)	Exhibits
See Index of Exhibits on page 146.
(b)		Exhibits
See Index of Exhibits on page 146.

Item 16 - Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: February 27, 2017	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Lloyd W. Baker
Mark J. Grescovich	Lloyd W. Baker
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 27, 2017	Date: February 27, 2017

/s/ John R. Layman	/s/ Robert D. Adams
John R. Layman	Robert D. Adams
Director	Director
Date: February 27, 2017	Date: February 27, 2017

/s/ Connie R. Collingsworth	/s/ Jesse G. Foster
Connie R. Collingsworth	Jesse G. Foster
Director	Director
Date: February 27, 2017	Date: February 27, 2017

/s/ Gary Sirmon	/s/ D. Michael Jones
Gary Sirmon	D. Michael Jones
Chairman of the Board	Former President and Chief Executive Officer; Director
Date: February 27, 2017	Date: February 27, 2017

/s/ Brent A. Orrico	/s/ Gordon E. Budke
Brent A. Orrico	Gordon E. Budke
Director	Director
Date: February 27, 2017	Date: February 27, 2017

/s/ Michael M. Smith	/s/ David A. Klaue
Michael M. Smith	David A. Klaue
Director	Director
Date: February 27, 2017	Date: February 27, 2017

/s/ Roberto R. Herencia	/s/ Michael J. Gillfillan
Roberto R. Herencia	Michael J. Gillfillan
Director	Director
Date: February 27, 2017	Date: February 27, 2017

/s/ David I. Matson
David I. Matson
Director
Date: February 27, 2017

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

February 27, 2017

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

February 27, 2017

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

Management with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of Banner Corporation’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on its assessment, Management concluded that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2016.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2016 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8.  The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banner Corporation and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the Unites States of America. Also in our opinion, Banner Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Portland, Oregon

February 27, 2017

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2016 and 2015

ASSETS	2016	2015
Cash and due from banks	$177,083	$117,657
Interest bearing deposits	70,636	144,260
Total cash and cash equivalents	247,719	261,917
Securities—trading, amortized cost $30,154 and $39,344, respectively	24,568	34,134
Securities—available-for-sale, amortized cost $806,336 and $1,139,740, respectively	800,917	1,138,573
Securities—held-to-maturity, fair value $270,528 and $226,627, respectively	267,873	220,666
Federal Home Loan Bank (FHLB) stock	12,506	16,057
Loans held for sale (includes $9.6 million and none, respectively, at fair value)	246,353	44,712
Loans receivable	7,451,148	7,314,504
Allowance for loan losses	(85,997)	(78,008)
Net loans	7,365,151	7,236,496
Accrued interest receivable	30,178	29,627
Real estate owned (REO), held for sale, net	11,081	11,627
Property and equipment, net	166,481	167,604
Goodwill	244,583	247,738
Other intangible assets, net	30,162	37,472
Bank-owned life insurance (BOLI)	158,936	156,865
Deferred tax assets, net	127,694	134,970
Other assets	59,466	57,840
Total assets	$9,793,668	$9,796,298
LIABILITIES
Deposits:
Non-interest-bearing	$3,140,451	$2,619,618
Interest-bearing transaction and savings accounts	3,935,630	4,081,580
Interest-bearing certificates	1,045,333	1,353,870
Total deposits	8,121,414	8,055,068
Advances from FHLB at fair value	54,216	133,381
Other borrowings	105,685	98,325
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	95,200	92,480
Accrued expenses and other liabilities	71,369	76,511
Deferred compensation	40,074	40,474
Total liabilities	8,487,958	8,496,239
COMMITMENTS AND CONTINGENCIES (Note 23)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 33,108,599 shares issued and outstanding at December 31, 2016; 32,817,789 shares issued and outstanding at December 31, 2015	1,213,225	1,195,755
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; 84,788 shares issued and outstanding at December 31, 2016; 1,424,466 shares issued and outstanding at December 31, 2015	612	65,419
Retained earnings	95,328	39,615
Accumulated other comprehensive loss	(3,455)	(730)
Carrying value of shares held in trust for stock related compensation plans	(7,283)	(6,928)
Liability for common stock issued to deferred, stock related, compensation plans	7,283	6,928
Total shareholders' equity	1,305,710	1,300,059
Total liabilities and shareholders' equity	$9,793,668	$9,796,298
See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share amounts)
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
INTEREST INCOME:
Loans receivable	$359,612	$237,292	$177,541
Mortgage-backed securities	19,328	9,049	5,779
Securities and cash equivalents	12,537	8,092	7,341
Total interest income	391,477	254,433	190,661
INTEREST EXPENSE:
Deposits	11,105	8,385	7,578
FHLB advances	953	311	125
Other borrowings	310	211	172
Junior subordinated debentures	4,040	3,247	2,914
Total interest expense	16,408	12,154	10,789
Net interest income before provision for loan losses	375,069	242,279	179,872
PROVISION FOR LOAN LOSSES	6,030	—	—
Net interest income	369,039	242,279	179,872
NON-INTEREST INCOME
Deposit fees and other service charges	49,156	40,607	30,553
Mortgage banking operations	25,552	17,720	10,249
BOLI	4,538	2,497	1,809
Miscellaneous	6,001	2,821	1,885
	85,247	63,645	44,496
Net gain (loss) on sale of securities	843	(540)	42
Net change in valuation of financial instruments carried at fair value	(2,620)	(813)	1,374
Acquisition bargain purchase gain	—	—	9,079
Total non-interest income	83,470	62,292	54,991
NON-INTEREST EXPENSE:
Salary and employee benefits	180,883	127,282	89,778
Less capitalized loan origination costs	(18,895)	(14,379)	(11,730)
Occupancy and equipment	45,000	30,366	22,743
Information/computer data services	19,281	12,110	8,131
Payment and card processing expenses	21,604	16,430	11,460
Professional services	8,120	4,828	3,753
Advertising and marketing	9,709	7,649	6,266
Deposit insurance	4,551	3,189	2,415
State/municipal business and use taxes	3,516	1,889	1,437
REO operations	175	397	(446)
Amortization of core deposit intangibles	7,061	3,164	1,990
Miscellaneous	30,131	17,565	13,619
	311,136	210,490	149,416
Acquisition related costs	11,733	26,110	4,325
Total non-interest expense	322,869	236,600	153,741
Income before provision for income taxes	129,640	67,971	81,122
PROVISION FOR INCOME TAXES	44,255	22,749	27,052
NET INCOME	$85,385	$45,222	$54,070

Earnings per common share
Basic	$2.52	$1.90	$2.79
Diluted	$2.52	$1.89	$2.79
Cumulative dividends declared per common share	$0.88	$0.72	$0.72

Weighted average number of common shares outstanding:
Basic	33,820,148	23,801,373	19,359,409
Diluted	33,853,511	23,866,621	19,402,656
See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
NET INCOME	$85,385	$45,222	$54,070
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding (loss) gain on securities—available-for-sale arising during the period	(3,940)	(645)	4,319
Income tax benefit (expense) related to securities—available-for-sale unrealized holding gains (losses)	1,414	249	(1,555)
Reclassification for net gains on securities—available-for-sale realized in earnings	(311)	(119)	(41)
Income tax benefit related to securities—available-for-sale realized gains	112	43	15
Other comprehensive income (loss)	(2,725)	(472)	2,738
COMPREHENSIVE INCOME	$82,660	$44,750	$56,808

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)
For the Years Ended December 31, 2016, 2015 and 2014

	Common Stock and Paid in Capital		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Unearned Restricted ESOP Shares	Shareholders' Equity
	Shares	Amount
Balance, January 1, 2014	19,543,769	$569,028	$(25,714)	$(2,996)	$(1,987)	$538,331
Net income			54,070			54,070
Other comprehensive income				2,738		2,738
Accrual of dividends on common stock ($0.72/share-cumulative)			(14,092)			(14,092)
Redemption of unallocated shares upon termination of ESOP	(34,340)	(1,987)			1,987	—
Repurchase of shares upon termination of ESOP	(13,550)	(555)				(555)
Proceeds from issuance of common stock for shareholder reinvestment program	3,170	127				127
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	72,499	2,203				2,203
Excess tax benefits on stock-based compensation		66				66
Balance, December 31, 2014	19,571,548	$568,882	$14,264	$(258)	$—	$582,888

Balance, January 1, 2015	19,571,548	$568,882	$14,264	$(258)	$—	$582,888
Net income			45,222			45,222
Other comprehensive loss				(472)		(472)
Accrual of dividends on common stock ($0.72/share-cumulative)			(19,871)			(19,871)
Proceeds from issuance of common stock for shareholder reinvestment program	810	34				34
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	120,043	3,088				3,088
Issuance of shares for acquisitions	14,549,854	688,773				688,773
Excess tax benefit on stock-based compensation		397				397
Balance, December 31, 2015	34,242,255	$1,261,174	$39,615	$(730)	$—	$1,300,059

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(continued) (in thousands, except shares)
For the Years Ended December 31, 2016, 2015 and 2014

	Common Stock and Paid in Capital		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Unearned Restricted ESOP Shares	Shareholders' Equity
	Shares	Amount
Balance, January 1, 2016	34,242.255	1,261,174	39,615	(730)	—	1,300,059
Net income			85,385			85,385
Other comprehensive loss				(2,725)		(2,725)
Accrual of dividends on common stock ($0.88/share-cumulative)			(29,672)			(29,672)
Repurchase of common stock under the repurchase plan	(1,145,250)	(50,772)				(50,772)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	96,382	3,401				3,401
Excess tax benefit on stock-based compensation		34				34
Balance, December 31, 2016	33,193.387	1,213,837	95,328	(3,455)	—	1,305,710

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$85,385	$45,222	$54,070
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	13,464	9,957	8,064
Deferred income and expense, net of amortization	(1,323)	(1,534)	1,541
Amortization of core deposit intangibles	7,061	3,164	1,990
Loss (gain) on sale of securities, net	(843)	540	(42)
Net change in valuation of financial instruments carried at fair value	2,620	813	(1,374)
Purchases of securities—trading	(1,725)	(6,338)	(2,387)
Proceeds from sales of securities—trading	7,839	4,419	2,387
Principal repayments and maturities of securities—trading	3,746	9,535	27,709
Bargain purchase gain on acquisition	—	—	(9,079)
(Increase) decrease in deferred taxes	7,883	(3,906)	2,966
(Decrease) increase in current taxes payable	(2,184)	(1,519)	11,771
Equity-based compensation	3,435	3,486	2,269
Increase in cash surrender value of BOLI	(4,507)	(2,481)	(1,788)
Gain on sale of loans, net of capitalized servicing rights	(17,713)	(10,716)	(6,080)
Gain on disposal of real estate held for sale and property and equipment	(1,389)	(391)	(1,076)
Provision for loan loss	6,030	—	—
Provision for real estate held for sale	876	216	36
Origination of loans held for sale	(1,063,328)	(709,035)	(361,859)
Proceeds from sales of loans held for sale	880,890	677,166	367,888
Net change in:
Other assets	3,759	(7,319)	(2,310)
Other liabilities	(6,664)	4,090	3,370
Net cash (used by) provided from operating activities	(76,688)	15,369	98,066
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(243,115)	(141,989)	(58,705)
Principal repayments and maturities of securities—available-for-sale	191,534	113,431	62,520
Proceeds from sales of securities—available-for-sale	369,755	232,620	56,267
Purchases of securities—held-to-maturity	(60,344)	(13,357)	(38,961)
Principal repayments and maturities of securities—held-to-maturity	11,009	12,978	9,194
Loan originations, net of repayments	(46,042)	(32,675)	(144,152)
Purchases of loans and participating interest in loans	(314,301)	(323,533)	(194,381)
Proceeds from sales of other loans	233,419	124,407	11,277
Net cash received from acquisitions, net of branch divestitures	—	24,208	127,557
Purchases of property and equipment	(16,239)	(12,072)	(5,935)
Proceeds from sale of real estate held for sale and sale of other property	14,513	4,740	4,923
Proceeds from FHLB stock repurchase program	80,681	48,843	8,354
Purchase of FHLB stock	(77,130)	(23,634)	—
Other	2,707	1,092	(2,025)
Net cash provided from (used by) investing activities	146,447	15,059	(164,067)
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (in thousands)
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
FINANCING ACTIVITIES:
Increase in deposits, net	66,346	226,821	68,938
Repayment of long term FHLB borrowing	(95,009)	(8)	(8)
Advances, net of (repayments) of overnight and short-term FHLB borrowings	16,400	(120,400)	5,000
Increase (decrease) in other borrowings, net	7,360	16,140	(5,871)
Cash dividends paid	(28,282)	(17,170)	(13,462)
Cash proceeds from issuance of shares for shareholder reinvestment plan	—	34	127
Cash paid for repurchase of common stock	(50,772)	—	—
Net cash (used by) provided from financing activities	(83,957)	105,417	54,724
NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,198)	135,845	(11,277)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	261,917	126,072	137,349
CASH AND CASH EQUIVALENTS, END OF YEAR	247,719	261,917	126,072

	2016	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$16,722	$12,252	$10,929
Taxes paid in cash	36,153	27,256	13,047
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	9,146	4,456	3,493
Dividends accrued but not paid until after period end	7,662	6,271	3,570
ACQUISITIONS (Note 3):
Assets acquired	—	4,829,748	221,206
Liabilities assumed	—	4,249,751	212,127

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of two wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its headquarters in Walla Walla, Washington and, as of December 31, 2016, its 187 branch offices and 11 loan production offices located in Washington, Oregon, California, Utah and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (DFI) and the Federal Deposit Insurance Corporation (the FDIC).

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

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2016 for potential recognition or disclosure.

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

Use of Estimates:  In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation or recognition of deferred tax assets and liabilities and (vii) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent Notes to the Consolidated Financial Statements.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

Securities: Securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity.  Securities classified as available-for-sale are available for future liquidity requirements and may be sold prior to maturity.  Securities classified as trading are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity and, if appropriate, any other-than-temporary impairment losses.  Securities classified as available-for-sale are recorded at fair value.  Unrealized holding gains and losses on securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (OCI), a component of shareholders’ equity, until realized.  Securities classified as trading are also recorded at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.  (See Note 18 for a more complete discussion of accounting for the fair value of financial instruments.)  Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are recognized in earnings as realized losses.  Realized gains and losses on sale are computed on the specific identification method and are included in earnings on the trade date sold.

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

For debt securities, if the Company intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If the Company does not intend to sell the security and it is not likely that the Company will be required to sell the security but the Company does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI.  Impairment losses related to all other factors are presented as separate categories within OCI.

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

Investment in FHLB Stock: At December 31, 2016, the Banks had $12.5 million in FHLB of Des Moines stock (FHLB stock), compared to $16.1 million at December 31, 2015. The Banks' investments in FHLB stock are generally viewed as a long-term investment and are carried at par value ($100 per share), which reasonably approximates its fair value. FHLB stock does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.

Management periodically evaluates FHLB stock for impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is no impairment on the FHLB stock investment as of December 31, 2016.

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

Loans Held for Sale. Residential one- to four-family and multifamily mortgage loans with the intent to be sold in the secondary market are considered held for sale. Residential one- to four-family loans under best effort delivery commitments and multifamily mortgage loans are carried at the lower of aggregate cost or estimated market value. Residential one- to four-family loans under mandatory delivery commitments are carried at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans. Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. Fair values for multifamily loans held for sale are calculated using recent sales data for comparable loans. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  Non-refundable fees and direct loan origination costs related to loans held for sale are recognized as part of the cost basis of the loan. Gains and losses on sales of loans held for sale are determined using the specific identification method and are recorded in the mortgage banking operations component of non-interest income.

Acquired Loans: Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired (PCI) loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI pool's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the pool using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company's estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

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

Loan Origination and Commitment Fees:  Loan origination fees, net of certain specifically defined direct loan origination costs, are deferred and recognized as an adjustment of the loans’ interest yield using the level-yield method over the contractual term of each loan adjusted for actual loan prepayment experience.  Net deferred fees or costs related to loans held for sale are recognized as part of the cost basis of the loan.  Loan commitment fees are deferred until the expiration of the commitment period unless management believes there is a remote likelihood that the underlying commitment will be exercised, in which case the fees are amortized to fee income using the straight-line method over the commitment period.  If a loan commitment is exercised, the deferred commitment fee is accounted for in the same manner as a loan origination fee.  Deferred commitment fees associated with expired commitments are recognized as fee income.

Reserve for Unfunded Commitments: A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Banks' commitments to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for loan losses. Provisions for unfunded commitment losses are recognized in non-interest expense and added to the reserve for unfunded commitments, which is included in other liabilities.

Real Estate Owned: Property acquired by foreclosure or deed in lieu of foreclosure is initially recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property are capitalized while direct holding costs are expensed.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

Property and Equipment:  Property and equipment is carried at cost less accumulated depreciation. The provision for depreciation is based upon the straight-line method applied to individual assets and groups of assets acquired in the same year over the lesser of their estimated useful lives or the related lease terms of the assets:

Buildings and leased improvements	10–39 years
Furniture and equipment	3–10 years

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

Held for sale property is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the book value at the date the property is transferred to held for sale. Depreciation is not recorded on held for sale property.

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

Other Intangible Assets:  Other intangible assets consist primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  CDI is being amortized on an accelerated basis over a weighted average estimated useful life of three to ten years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Other intangibles also include favorable leasehold intangibles (LHI). LHI represents the value assigned to leases assumed in an acquisition in which the lease terms are favorable compared to a market lease at the date of acquisition. LHI is amortized over the underlying lease term and is reviewed at least annually for events or circumstances that could impair the value.

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

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  Banner Bank is a party to $8.7 million in notional amounts of interest rate swaps at December 31, 2016.  Some of these swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  In addition, Banner Bank uses an interest rate swap program for commercial loan customers that provides the client with a variable rate loan and enters into an interest rate swap allowing them to effectively fix their loan interest rates.  These customer swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  At December 31, 2016, Banner Bank had $307.1 million in notional amounts of these customer interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps are reflected in other assets or other liabilities as appropriate.

Further, as a part of its mortgage banking activities, the Company issues “rate lock” commitments to borrowers and obtains offsetting “best efforts” delivery commitments from purchasers of loans. The Company also uses forward contracts for the sale of mortgage-backed securities and mandatory delivery commitments for the sale of loans to hedge "rate lock" commitments and loans held for sale.  The commitments to originate mortgage loans held for sale and the related delivery contracts are considered derivatives.  The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings.  None of these residential mortgage loan related derivatives are designated as hedging instruments for accounting purposes.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.  The fair values for these instruments, which generally change as a result of changes in the level of market interest rates, are estimated based on dealer quotes and secondary market sources.  Assumptions used include rate assumptions based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan (see Note 24 for a more complete discussion of derivatives and hedging).

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

As of December 31, 2016, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which if recognized would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2016 and 2015 is immaterial. The Company files consolidated income tax returns in Oregon, California, Utah and Idaho and for federal purposes. The Company has tax years 2013–2015 open for tax examination under the statute of limitation provisions of the Internal Revenue Code of 1986 (Code).

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

Earnings Per Share: Earnings per common share is computed under the two-class method. Pursuant to the two-class method, nonvested stock-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Application of the two-class method resulted in the equivalent earnings per share to the treasury method.

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

Note 2:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of ASU 2015-14 the standard is effective for interim and annual periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the standard will have on the Company’s Consolidated Financial Statements. As a financial institution, the Company's largest component of revenue, interest income, is excluded from the scope this ASU. The Company is currently evaluating which if any of its sources of non-interest income will be impacted by this ASU.

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

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance to customers in cloud computing arrangements about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments were effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and were adopted by the Company as of January 1, 2016. This ASU did not have a material effect on the Company's Consolidated Financial Statements.

Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. The amendments in this ASU were effective for fiscal years beginning after December 15, 2015 and were adopted by the Company as of January 1, 2016. As a result of this ASU, the adjustments recorded during 2016 to the provisional amounts recorded as of December 31, 2015 related to the acquisition of Starbuck Bancshares, Inc. (Starbuck) were recorded in the current period.

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

Leases (Topic 842)
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements. The Company leases 108 buildings and offices under non-cancelable operating leases, the majority of which will be subject to this ASU. While the Company has not quantified the impact to its balance sheet, it does expect the adoption of this ASU will result in a gross-up in its balance sheet as a result of recording a right-of-use asset and lease liability for these leases.
Derivatives and Hedging (Topic 815)

In March 2016, FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 (Derivatives and Hedging) does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. At December 31, 2016, Banner had four swap relationships using hedge accounting with a total market value of $660,000. This ASU became effective for the Company on January 1, 2017 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2016, FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. To determine how to account for debt instruments with embedded features, including contingent put and call options, an entity is required to assess whether the embedded derivatives must be bifurcated from the host contract and accounted for separately. Part of this assessment consists of evaluating whether the embedded derivative features are clearly and closely related to the debt host. Under existing guidance, for contingently exercisable options to be considered clearly and closely related to a debt host, they must be indexed only to interest rates or credit risk. ASU 2016-06 addresses inconsistent interpretations of whether an event that triggers an entity’s ability to exercise the embedded contingent option must be indexed to interest rates or credit risk for that option to qualify as clearly and closely related. Diversity in practice has developed because the existing four-step decision sequence in ASC 815 focuses only on whether the payoff was indexed to something other than an interest rate or credit risk. As a result, entities have been uncertain whether they should (1) determine whether the embedded features are clearly and closely related to the debt host solely on the basis of the four-step decision sequence or (2) first apply the four-step decision sequence and then also evaluate whether the event triggering the exercisability of the contingent put or call option is indexed only to an interest rate or credit risk. This ASU clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815 as amended by this ASU. The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December

15, 2016, and interim periods within those fiscal years. This ASU became effective for the Company on January 1, 2017 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Compensation—Stock Compensation (Topic 718)

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. FASB issued this ASU as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments in this ASU relate to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments in this ASU require recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments in this ASU related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. This ASU became effective for the Company on January 1, 2017 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Financial Instruments—Credit Losses (Topic 326)

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses.

Statement of Cash Flows (Topic 230)

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. There is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other Topics. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Those eight issues are (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP either is unclear or does not include specific guidance on these eight cash flow classification issues. These amendments provide guidance for each of the eight issues, thereby reducing current and potential future diversity in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt in the fourth quarter of 2016. This ASU did not have a material impact on the Company's Consolidated Financial Statements.

Intangibles—Goodwill and Other (Topic 350)

In January 2017, FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The amendments in this ASU are intended to reduce the cost and complexity of the goodwill impairment test by eliminating Step 2 from the that impairment test. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this ASU, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge should be recognized for the amount which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this ASU are effective for the Company's annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is early adopting these amendments in 2017 and does not expect a material impact on the Company's Consolidated Financial Statements.

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

The following table presents certain unaudited pro forma information for illustrative purposes only, for the year ended December 31, 2015 as if Starbuck had been acquired on January 1, 2014. This unaudited estimated pro forma financial information combines the historical results of Starbuck with the Company’s consolidated historical results. Pro forma adjustments include accretion of loan discount, accretion of investment premiums, amortization of deposit premium, amortization of CDI, reversal of acquisition expense, and reversal of historical recorded amounts for similar items, with all adjustments tax effected. The pro forma information is not indicative of what would have occurred had the acquisition actually occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2014. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Banner expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands except per share amounts):

Pro Forma
Year Ended December 31
2015
Total revenues (net interest income plus non-interest income)	$455,427
Net income	$86,255
Earnings per share - basic	$2.56
Earnings per share - diluted	$2.55

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

The following table presents certain unaudited pro forma information for illustrative purposes only, for the year ended December 31, 2015 as if Siuslaw had been acquired on January 1, 2014. This unaudited estimated pro forma financial information combines the historical results of Siuslaw with the Company’s consolidated historical results. Pro forma adjustments include, accretion of loan discount, accretion of investment premiums, amortization of deposit premium, amortization of CDI, reversal of acquisition expense, and reversal of historical recorded amounts for similar items, with all adjustments tax effected. The pro forma information is not indicative of what would have occurred had the acquisition actually occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of January 1, 2014. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Banner expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented (in thousands except per share amounts):

Pro Forma
Year Ended December 31
2015
Total revenues (net interest income plus non-interest income)	$308,153
Net income	$44,484
Earnings per share - basic	$1.85
Earnings per share - diluted	$1.85

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Siuslaw for the period since March 7, 2015. Disclosure of the amount of Siuslaw’s revenue and net income (excluding integration costs) included in the Company’s Consolidated Statements of Operations is impracticable due to the integration of the operations and accounting for this acquisition.

Acquisition-Related Costs

The following tables present the key components of acquisition-related costs in connection with the purchase of six Oregon branches in 2014 (the Branch purchase), the acquisition of Siuslaw and the acquisition of Starbuck, including AmericanWest, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31
	2016	2015	2014
Acquisition-related costs recognized in non-interest expense:
Personnel severance/retention fees	$1,384	$6,577	$—
Non-capitalized equipment and repairs	2,590	1,031	105
Client communications	1,158	527	327
Information/computer data services	2,490	2,875	334
Payment and processing expenses	197	28	185
Professional services	2,230	11,169	2,953
Miscellaneous	1,684	3,903	421
	$11,733	$26,110	$4,325

The Branch purchase	$—	$—	$1,784
Siuslaw	95	2,000	748
Starbuck	11,638	24,110	1,793
	$11,733	$26,110	$4,325

Note 4:  SECURITIES

The amortized cost, gross unrealized losses and gains and estimated fair value of securities at December 31, 2016 and 2015 are summarized as follows (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,326
Municipal bonds	331			335
Corporate bonds	26,959			21,143
Mortgage-backed or related securities	1,620			1,641
Equity securities	14			123
	$30,154			$24,568
Available-for-Sale:
U.S. Government and agency obligations	$57,288	$146	$(456)	$56,978
Municipal bonds	110,487	455	(1,089)	109,853
Corporate bonds	10,255	77	(49)	10,283
Mortgage-backed or related securities	598,899	2,064	(6,251)	594,712
Asset-backed securities	29,319	—	(326)	28,993
Equity securities	88	10	—	98
	$806,336	$2,752	$(8,171)	$800,917
Held-to-Maturity:
U.S. Government and agency obligations	$1,065	$—	$(18)	$1,047
Municipal bonds:	196,989	4,173	(1,272)	199,890
Corporate bonds	3,876	—	—	3,876
Mortgage-backed or related securities	65,943	309	(537)	65,715
	$267,873	$4,482	$(1,827)	$270,528

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,368
Municipal bonds	332			341
Corporate bonds	25,063			18,699
Mortgage-backed or related securities	12,705			13,663
Equity securities	14			63
	$39,344			$34,134
Available-for-Sale:
U.S. Government and agency obligations	$30,211	$213	$(193)	$30,231
Municipal bonds	142,898	853	(432)	143,319
Corporate bonds	15,937	56	(12)	15,981
Mortgage-backed or related securities	919,318	4,056	(5,115)	918,259
Asset-backed securities	31,288	—	(603)	30,685
Equity securities	88	10	—	98
	$1,139,740	$5,188	$(6,355)	$1,138,573
Held-to-Maturity:
U.S. Government and agency obligations	$1,106	$5	$—	$1,111
Municipal bonds:	162,778	6,219	(191)	168,806
Corporate bonds	4,273	—	—	4,273
Mortgage-backed or related securities	52,509	253	(325)	52,437
	$220,666	$6,477	$(516)	$226,627

At December 31, 2016 and 2015, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows (in thousands):

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$39,043	$(442)	$1,012	$(14)	$40,055	$(456)
Municipal bonds	60,765	(1,087)	556	(2)	61,321	(1,089)
Corporate bonds	5,206	(49)	—	—	5,206	(49)
Mortgage-backed or related securities	403,431	(5,604)	47,467	(647)	450,898	(6,251)
Asset-backed securities	9,928	(101)	19,064	(225)	28,992	(326)
	$518,373	$(7,283)	$68,099	$(888)	$586,472	$(8,171)
Held-to-Maturity:
U.S. Government and agency obligations	$1,047	$(18)	$—	$—	$1,047	$(18)
Municipal bonds	$64,802	$(1,267)	$204	$(5)	$65,006	$(1,272)
Mortgage-backed or related securities	42,245	(537)	—	—	42,245	(537)
	$108,094	$(1,822)	$204	$(5)	$108,298	$(1,827)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$8,707	$(97)	$10,489	$(96)	$19,196	$(193)
Municipal bonds	69,848	(426)	905	(6)	70,753	(432)
Corporate bonds	5,153	(12)	—	—	5,153	(12)
Mortgage-backed or related securities	533,143	(4,380)	68,562	(735)	601,705	(5,115)
Asset-backed securities	20,893	(355)	9,792	(248)	30,685	(603)
	$637,744	$(5,270)	$89,748	$(1,085)	$727,492	$(6,355)
Held-to-Maturity:
Municipal bonds	$28,545	$(188)	$254	$(3)	$28,799	$(191)
Mortgage-backed or related securities	34,493	(323)	255	(2)	34,748	(325)
	$63,038	$(511)	$509	$(5)	$63,547	$(516)

At December 31, 2016, there were 243 securities—available-for-sale with unrealized losses, compared to 242 at December 31, 2015 and 94 at December 31, 2014.  At December 31, 2016, there were 73 securities—held-to-maturity with unrealized losses, compared to 32 at December 31, 2015 and 25 at December 31, 2014.  Management does not believe that any individual unrealized loss as of December 31, 2016, 2015 or 2014 represented OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates.

Sales of securities—trading totaled $7.8 million with a resulting net gain of $530,000 for the year ended December 31, 2016 and totaled $4.4 million with a resulting net loss of $690,000 for the year ended December 31, 2015. Sales of securities—trading for the year ended December 31, 2014 totaled $2.4 million with a resulting net gain of $1,000. The Company did not recognize any OTTI charges or recoveries on securities—trading during the years ended December 31, 2016, 2015 or 2014. There were no securities—trading in a nonaccrual status at December 31, 2016 and 2015.  Net unrealized holding losses of $376,000 were recognized in 2016 and $2.0 million in 2015.

Sales of securities—available-for-sale totaled $369.8 million with a resulting net gain of $311,000 for the year ended December 31, 2016.  Sales of securities—available-for-sale totaled $232.6 million with a resulting net gain of $126,000 for the year ended December 31, 2015. Sales of securities—available-for-sale totaled $56.3 million with a resulting net gain of $41,000 for the year ended December 31, 2014.  There were no securities—available-for-sale in a nonaccrual status at December 31, 2016 and 2015.

There were no sales of securities—held-to-maturity during the years ended December 31, 2016, 2015 or 2014. There were no securities—held-to-maturity in a nonaccrual status at December 31, 2016 and 2015.

The amortized cost and estimated fair value of securities at December 31, 2016, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2016
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$1,751	$1,775	$13,077	$13,063	$1,962	$1,975
Maturing after one year through five years	230	231	120,405	120,126	18,988	19,000
Maturing after five years through ten years	1,200	1,296	176,010	173,720	113,587	114,336
Maturing after ten years through twenty years	—	—	188,557	187,940	88,546	91,098
Maturing after twenty years	26,959	21,143	308,199	305,970	44,790	44,119
	30,140	24,445	806,248	800,819	267,873	270,528
Equity securities	14	123	88	98	—	—
	$30,154	$24,568	$806,336	$800,917	$267,873	$270,528

The following table presents, as of December 31, 2016, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$203,510	$203,474	$207,013
Interest rate swap counterparties	24,393	24,447	24,287
Repurchase transaction accounts	114,949	115,650	114,864
Other	1,778	1,782	1,778
Total pledged securities	$344,630	$345,353	$347,942

Note 5:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 2016 and 2015 are summarized as follows (dollars in thousands):

	December 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,352,999	18.1%	$1,327,807	18.2%
Investment properties	1,986,336	26.7	1,765,353	24.1
Multifamily real estate	248,150	3.3	472,976	6.5
Commercial construction	124,068	1.7	72,103	1.0
Multifamily construction	124,126	1.7	63,846	0.9
One- to four-family construction	375,704	5.0	278,469	3.8
Land and land development:
Residential	170,004	2.3	126,773	1.7
Commercial	29,184	0.4	33,179	0.5
Commercial business	1,207,879	16.2	1,207,944	16.5
Agricultural business, including secured by farmland	369,156	5.0	376,531	5.1
One- to four-family residential	813,077	10.9	952,633	13.0
Consumer:
Consumer secured by one- to four-family	493,211	6.6	478,420	6.5
Consumer—other	157,254	2.1	158,470	2.2
Total loans outstanding	7,451,148	100.0%	7,314,504	100.0%
Less allowance for loan losses	(85,997)		(78,008)
Net loans	$7,365,151		$7,236,496

Loan amounts are net of unearned loan fees in excess of unamortized costs of $5.8 million at December 31, 2016 and $5.5 million at December 31, 2015. Net loans include net discounts on acquired loans of $31.1 million and $43.7 million as of December 31, 2016 and 2015, respectively.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had balances of $4.3 million and $7.9 million for the years ended December 31, 2016 and 2015, respectively.

Purchased credit-impaired loans: The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, were $48.4 million at December 31, 2016 and $83.4 million at December 31, 2015. The carrying balance of PCI loans were $32.3 million at December 31, 2016 and $58.6 million at December 31, 2015.
The following table presents the changes in the accretable yield for PCI loans for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31
	2016	2015
Balance, beginning of period	$10,375	$—
Additions	—	13,310
Accretion to interest income	(9,333)	(2,202)
Disposals and other	(1,018)	(1,238)
Reclassifications from non-accretable difference	8,693	505
Balance, end of period	$8,717	$10,375

As of December 31, 2016 and December 31, 2015, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $15.7 million and $29.5 million, respectively.

Impaired Loans and the Allowance for Loan Losses:  A loan is considered impaired when, based on current information and circumstances, the Company determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are comprised of loans on nonaccrual, TDRs, and loans that are 90 days or more past due, but are still on accrual. Purchased credit-impaired loans are considered performing within the scope of the PCI accounting guidance and are not included in the impaired loan tables.

The following tables provide additional information on impaired loans, excluding PCI loans, with and without specific allowance reserves at December 31, 2016 and 2015.  Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,786	$1,778	$1,798	$175
Investment properties	9,916	4,015	5,854	580
Multifamily real estate	508	—	496	81
One- to four-family construction	1,180	—	1,180	156
Land and land development:
Residential	3,012	750	1,106	219
Commercial	1,608	998	—	—
Commercial business	3,753	2,294	1,431	154
Agricultural business/farmland	6,438	5,886	468	35
One- to four-family residential	11,439	90	11,085	655
Consumer:
Consumer secured by one- to four-family	1,904	—	1,865	179
Consumer—other	391	4	388	29
	$43,935	$15,815	$25,671	$2,263

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$1,465	$—	$1,416	$70
Investment properties	8,740	2,503	5,846	602
Multifamily real estate	359	—	357	71
Commercial construction	1,141	1,069	—	—
One- to four-family construction	1,741	—	1,741	161
Land and land development:
Residential	3,540	750	1,634	444
Commercial	1,628	1,027	—	—
Commercial business	2,266	538	1,184	150
Agricultural business/farmland	1,309	544	697	43
One- to four-family residential	17,897	2,206	14,418	736
Consumer:
Consumer secured by one- to four-family	776	—	716	23
Consumer—other	433	—	351	7
	$41,295	$8,637	$28,360	$2,307

(1)	Loans without an allowance reserve have been individually evaluated for impairment and that evaluation concluded that no reserve was needed.

(2)
Includes general reserves for loans evaluated in pools of homogeneous loans and loans with a specific reserve allowance. Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,721	$2	$1,467	$9	$1,841	$12
Investment properties	18,529	242	8,003	303	6,145	315
Multifamily real estate	513	21	362	18	795	45
One- to four-family construction	1,158	75	1,463	114	2,655	118
Land and land development:
Residential	1,948	85	2,406	49	2,872	89
Commercial	1,003	—	931	—	—	—
Commercial business	4,290	37	1,667	35	1,328	41
Agricultural business/farmland	5,004	119	1,143	19	1,866	—
One- to four-family residential	11,976	441	17,770	630	26,093	870
Consumer:
Consumer secured by one- to four-family	1,778	17	736	11	1,248	19
Consumer—other	615	17	392	18	597	19
	$49,535	$1,056	$36,340	$1,206	$45,440	$1,528

The following table presents TDRs by accrual and nonaccrual status at December 31, 2016 and 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Accrual Status	Nonaccrual Status	Total TDRs	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$203	$96	$299	$181	$104	$285
Investment properties	4,304	—	4,304	5,834	13	5,847
Multifamily real estate	349	—	349	357	—	357
One- to four-family construction	1,180	—	1,180	1,741	—	1,741
Land and land development:
Residential	1,106	—	1,106	1,151	483	1,634
Commercial business	653	—	653	624	—	624
Agricultural business/farmland	3,125	79	3,204	545	277	822
One- to four-family residential	7,678	843	8,521	11,025	1,428	12,453
Consumer:
Consumer secured by one- to four-family	143	6	149	147	14	161
Consumer—other	166	—	166	172	—	172
	$18,907	$1,024	$19,931	$21,777	$2,319	$24,096

As of December 31, 2016 and 2015, the Company had commitments to advance funds up to an additional amount of $127,000 and $237,000, respectively, related to TDRs.

The following table presents new TDRs that occurred during the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Recorded Investment (1) (2)
Commercial real estate:
Owner-occupied	1	$194	$194	—	$—	$—
Land and land development:
Residential	—	—	—	2	1,302	483
Agricultural business/farmland	—	—	—	3	822	822
One- to four-family residential	1	78	78	2	431	431
	2	$272	$272	7	$2,555	$1,736

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

The following table presents TDRs which incurred a payment default within the year ended December 31, 2015 for which the payment default occurred within twelve months of the restructure date.  There were no TDRs that incurred a payment default in the year ended December 31, 2016. A default on a restructured loan results in a transfer to nonaccrual status, a charge-off or a combination of both (dollars in thousands):

	December 31, 2015
	Number of Loans	Amount
Agricultural business/farmland	2	$277
One- to four-family residential	1	387
Total	3	$664

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in 2016.

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

The following tables show Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristic as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
By class:	Pass (Risk Ratings 1-5)(1)	Special	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,313,142	$14,394	$25,463	$—	$—	$1,352,999
Investment properties	1,948,822	23,846	13,668	—	—	1,986,336
Multifamily real estate	247,258	—	892	—	—	248,150
Commercial construction	124,068	—	—	—	—	124,068
Multifamily construction	124,126	—	—	—	—	124,126
One- to four-family construction	371,636	—	4,068	—	—	375,704
Land and land development:
Residential	167,764	—	2,240	—	—	170,004
Commercial	25,090	—	4,094	—	—	29,184
Commercial business	1,148,585	35,036	24,258	—	—	1,207,879
Agricultural business, including secured by farmland	356,656	3,335	9,165	—	—	369,156
One- to four-family residential	807,837	967	4,273	—	—	813,077
Consumer:
Consumer secured by one- to four-family	490,877	5	2,327	2	—	493,211
Consumer—other	156,547	108	594	5	—	157,254
Total	$7,282,408	$77,691	$91,042	$7	$—	$7,451,148

	December 31, 2015
By class:	Pass (Risk Ratings 1-5)(1)	Special	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,281,561	$19,400	$26,846	$—	$—	$1,327,807
Investment properties	1,740,720	11,528	13,105	—	—	1,765,353
Multifamily real estate	468,467	138	4,371	—	—	472,976
Commercial construction	72,103	—	—	—	—	72,103
Multifamily construction	63,846	—	—	—	—	63,846
One- to four-family construction	275,154	—	3,315	—	—	278,469
Land and land development:
Residential	121,536	76	5,161	—	—	126,773
Commercial	25,786	2,310	5,083	—	—	33,179
Commercial business	1,167,933	25,286	14,725	—	—	1,207,944
Agricultural business, including secured by farmland	354,760	17,526	4,245	—	—	376,531
One- to four-family residential	943,098	1,346	8,189	—	—	952,633
Consumer:
Consumer secured by one- to four-family	476,448	—	1,967	5	—	478,420
Consumer—other	157,286	22	1,157	5	—	158,470
Total	$7,148,698	$77,632	$88,164	$10	$—	$7,314,504

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of December 31, 2016 and 2015, in the commercial business category, $225.0 million and $150.0 million, respectively, of credit-scored small business loans.  As loans in these homogeneous pools become non-accrual, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days but still on accrual status.

The following tables provide additional detail on the age analysis of Banner’s past due loans as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	30–59 Days Past Due	60–89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$1,938	$—	$2,538	$4,476	$13,281	$1,335,242	$1,352,999	$—	$3,373
Investment properties	117	—	5,447	5,564	10,168	1,970,604	1,986,336	701	4,864
Multifamily real estate	—	—	147	147	139	247,864	248,150	147	—
Commercial construction	—	—	—	—	—	124,068	124,068	—	—
Multifamily construction	—	—	—	—	—	124,126	124,126	—	—
One- to four-family construction	—	—	—	—	862	374,842	375,704	—	—
Land and land development:
Residential	48	—	750	798	—	169,206	170,004	—	750
Commercial	—	—	998	998	3,016	25,170	29,184	—	998
Commercial business	2,314	647	1,591	4,552	3,821	1,199,506	1,207,879	—	3,074
Agricultural business/farmland	360	1,244	2,768	4,372	684	364,100	369,156	—	3,229
One- to four-family residential	1,793	249	2,110	4,152	274	808,651	813,077	1,233	2,263
Consumer:
Consumer secured by one- to four-family	932	160	986	2,078	18	491,115	493,211	61	1,660
Consumer—other	1,421	154	147	1,722	59	155,473	157,254	11	215
Total	$8,923	$2,454	$17,482	$28,859	$32,322	$7,389,967	$7,451,148	$2,153	$20,426

	December 31, 2015
	30–59 Days Past Due	60–89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$3,981	$139	$885	$5,005	$24,261	$1,298,541	$1,327,807	$—	$1,235
Investment properties	1,763	132	2,503	4,398	16,724	1,744,231	1,765,353	—	2,516
Multifamily real estate	4	—	—	4	1,994	470,978	472,976	—	—
Commercial construction	—	—	—	—	—	72,103	72,103	—	—
Multifamily construction	771	13	—	784	—	63,062	63,846	—	—
One- to four-family construction	2,466	220	—	2,686	905	274,878	278,469	—	1,233
Land and land development:
Residential	—	—	747	747	77	125,949	126,773	—	1,027
Commercial	—	96	—	96	4,668	28,415	33,179	—	—
Commercial business	1,844	174	1,024	3,042	7,302	1,197,600	1,207,944	8	2,159
Agricultural business/farmland	323	729	278	1,330	1,529	373,672	376,531	—	697
One- to four-family residential	620	873	3,811	5,304	1,066	946,263	952,633	899	4,700
Consumer:
Consumer secured by one- to four-family	465	60	38	563	40	477,817	478,420	4	565
Consumer—other	488	155	131	774	34	157,662	158,470	41	138
Total	$12,725	$2,591	$9,417	$24,733	$58,600	$7,231,171	$7,314,504	$952	$14,270

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2016 (in thousands):

	For the Year Ended December 31, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008
Provision for loan losses	441	(2,835)	5,566	1,632	(170)	(3,402)	4,079	719	6,030
Recoveries	582	—	2,171	1,993	59	1,283	610	—	6,698
Charge-offs	(746)	—	(616)	(948)	(567)	(375)	(1,487)	—	(4,739)
Ending balance	$20,993	$1,360	$34,252	$16,533	$2,967	$2,238	$4,104	$3,550	$85,997

	December 31, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$428	$64	$374	$69	$—	$480	$5	$—	$1,420
Allowance collectively evaluated for impairment	20,565	1,296	33,845	16,464	2,967	1,758	4,099	3,550	84,544
Allowance for purchased credit-impaired loans	—	—	33	—	—	—	—	—	33
Total allowance for loan losses	$20,993	$1,360	$34,252	$16,533	$2,967	$2,238	$4,104	$3,550	$85,997

	December 31, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$10,300	$349	$4,034	$2,946	$4,766	$7,678	$309	$—	$30,382
Loans collectively evaluated for impairment	3,305,586	247,662	815,174	1,201,112	363,706	805,125	650,079	—	7,388,444
Purchased credit-impaired loans	23,449	139	3,878	3,821	684	274	77	—	32,322
Total loans	$3,339,335	$248,150	$823,086	$1,207,879	$369,156	$813,077	$650,465	$—	$7,451,148

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2015 (in thousands):

	For the Year Ended December 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,784	$4,562	$25,545	$12,043	$3,821	$5,447	$483	$5,222	$75,907
Provision for loan losses	1,177	(480)	666	1,611	(878)	(1,068)	1,363	(2,391)	—
Recoveries	819	113	1,811	948	1,927	772	570	—	6,960
Charge-offs	(64)	—	(891)	(746)	(1,225)	(419)	(1,514)	—	(4,859)
Ending balance	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008

	December 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$605	$71	$418	$69	$—	$728	$29	$—	$1,920
Allowance collectively evaluated for impairment	20,111	4,124	26,713	13,732	3,645	4,004	873	2,831	76,033
Allowance for purchased credit-impaired loans	—	—	—	55	—	—	—	—	55
Total allowance for loan losses	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008

	December 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$8,519	$357	$4,669	$2,223	$544	$12,185	$319	$—	$28,816
Loans collectively evaluated for impairment	3,043,656	470,625	564,051	1,198,419	374,458	939,382	636,497	—	7,227,088
Purchased credit-impaired loans	40,985	1,994	5,650	7,302	1,529	1,066	74	—	58,600
Total loans	$3,093,160	$472,976	$574,370	$1,207,944	$376,531	$952,633	$636,890	$—	$7,314,504

Note 6:  REAL ESTATE OWNED, HELD FOR SALE, NET

The following table presents the changes in REO, net of valuation allowance, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31
	2016	2015	2014
Balance, beginning of period	$11,627	$3,352	$4,044
Additions from loan foreclosures	8,909	4,351	3,264
Additions from capitalized costs	—	298	30
Additions from acquisitions	400	8,231	—
Proceeds from dispositions of REO	(10,812)	(4,740)	(4,923)
Gain on sale of REO	1,833	351	973
Valuation adjustments in the period	(876)	(216)	(36)
Balance, end of period	$11,081	$11,627	$3,352

At December 31, 2016, and 2015, the Company had $917,000 and $3.4 million, respectively, of foreclosed residential real estate properties held as REO. The recorded investment in one- to four-family residential loans in the process of foreclosure was $715,000 at December 31, 2016 and $2.8 million at December 31, 2015.

Note 7:  PROPERTY AND EQUIPMENT, NET

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2016 and 2015 are summarized as follows (in thousands):

	December 31
	2016	2015
Land(1)	$35,463	$38,992
Buildings and leasehold improvements(1)	162,342	160,075
Furniture and equipment	91,706	79,018
	289,511	278,085
Less accumulated depreciation	(123,030)	(110,481)
Property and equipment, net	$166,481	$167,604
(1) The Company had $8.5 million and $1.9 million of properties held for sale that were included in land and buildings at December 31, 2016 and 2015, respectively.

The Company’s depreciation expense related to property and equipment was $13.5 million, $10.0 million, and $8.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The Company’s rental expense was $16.7 million, $10.2 million, and $7.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s obligations under long-term property leases are as follows:

Year	Amount
2017	$ 14.6 million
2018	12.7 million
2019	10.1 million
2020	8.8 million
2021	7.2 million
Thereafter	16.1 million
Total	$ 69.5 million

Note 8:  DEPOSITS

Deposits consist of the following at December 31, 2016 and 2015 (in thousands):

	December 31
	2016	2015
Non-interest-bearing checking	$3,140,451	$2,619,618
Interest-bearing checking	914,484	1,159,846
Regular savings accounts	1,523,391	1,284,642
Money market accounts	1,497,755	1,637,092
Total interest-bearing transaction and savings accounts	3,935,630	4,081,580
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	884,403	1,168,495
Certificates of deposit greater than $250,000	160,930	185,375
Total certificates of deposit(1)	1,045,333	1,353,870
Total deposits	$8,121,414	$8,055,068
Included in total deposits:
Public fund transaction accounts	$221,765	$209,430
Public fund interest-bearing certificates	25,650	31,281
Total public deposits	$247,415	$240,711
Total brokered deposits	$34,074	$162,936
(1)Certificates of deposit includes $426,000 and $2.0 million of acquisition premiums at December 31, 2016 and 2015, respectively.

Deposits at December 31, 2016 and 2015 included deposits from the Company’s directors, executive officers and related entities totaling $7.2 million and $6.6 million, respectively. At December 31, 2016 and 2015, the Company had certificates of deposit of $165.4 million and $192.3 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificate accounts at December 31, 2016 are as follows (dollars in thousands):

	December 31, 2016
	Amount	Weighted Average Rate
Maturing in one year or less	$765,406	0.45%
Maturing after one year through two years	159,436	0.76
Maturing after two years through three years	60,932	0.88
Maturing after three years through four years	26,238	1.19
Maturing after four years through five years	29,912	1.06
Maturing after five years	3,409	1.26
Total certificates of deposit	$1,045,333	0.56%

Note 9:  ADVANCES FROM FEDERAL HOME LOAN BANK OF DES MOINES

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2016 and 2015, were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2016 or 2015.  At December 31, 2016 and 2015, FHLB advances were scheduled to mature as follows (in thousands):

	December 31
	2016	2015
Maturing in one year or less	$54,000	$107,600
Maturing after one year through three years	—	25,000
Maturing after three years through five years	—	—
Maturing after five years	179	188
Total FHLB advances, at par	54,179	132,788
Fair value adjustment	37	593
Total FHLB advances, carried at fair value	$54,216	$133,381

The maximum amount outstanding from the FHLB advances at month end for the years ended December 31, 2016 and 2015 was $300.2 million and $221.6 million, respectively. The average FHLB advances balance outstanding for the years ended December 31, 2016 and 2015 was $141.9 million and $45.0 million, respectively. The average contractual interest rate on the FHLB advances for the years ended December 31, 2016 and 2015 was 0.67% and 0.69%, respectively. As of December 31, 2016, Banner Bank has established a borrowing line with the FHLB to borrow up to 35% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  Islanders Bank similarly may borrow up to 35% of its total assets, also contingent on collateral and FHLB stock.  At December 31, 2016, the maximum total FHLB credit line was $3.35 billion and $98.1 million for Banner Bank and Islanders Bank, respectively.

Note 10:  OTHER BORROWINGS

Other borrowings consist of retail and wholesale repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Repurchase Agreements:  At December 31, 2016, retail repurchase agreements carry interest rates ranging from 0.15% to 0.40%. In addition to the retail repurchase agreements, Banner Bank had one wholesale repurchase agreement with an interest rate of 2.15%. These repurchase agreements are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $114.9 million.  Banner Bank has the right to pledge or sell these securities, but it must replace them with substantially the same securities.

Federal Reserve Bank of San Francisco and Other Borrowings:  Banner Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody (BIC) program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2016, based upon available unencumbered collateral, Banner Bank was eligible to borrow $1.02 billion from the Federal Reserve Bank, although, at that date, as well as at December 31, 2015, the Bank had no funds borrowed under this or other borrowing arrangements.

At December 31, 2016, Banner Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $60.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2016 and 2015. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

A summary of all other borrowings at December 31, 2016 and 2015 by the period remaining to maturity is as follows (dollars in thousands):

	At or for the Years Ended December 31
	2016		2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements:
Maturing in one year or less	$100,685	0.19%	$93,325	0.19%
Maturing after one year through two years	5,000	2.15	—	—
Maturing after two years	—	—	5,000	2.15
Total year-end outstanding	$105,685	0.28	$98,325	0.29
Average outstanding	$108,427	0.29	$94,182	0.22
Maximum outstanding at any month-end	112,309	n/a	102,474	n/a

NOTE 11:  JUNIOR SUBORDINATED DEBENTURES AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2016, the Company had nine wholly-owned subsidiary grantor trusts (the Trusts), which had issued $136.0 million of trust preferred securities to third parties, as well as $4.2 million of common capital securities, carried among other assets, which were issued to the Company.  Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The trust preferred securities (TPS) are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  All of the trust preferred securities issued by the Trusts qualified as Tier 1 capital as of December 31, 2016.  At December 31, 2016, the Trusts comprised $136.0 million, or 11.2% of the Company’s total risk-based capital.

The following table is a summary of trust preferred securities at December 31, 2016 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity (1)	Current Interest Rate	Reset Period	Interest Rate Spread
Banner Capital Trust II	$15,000	$464	$15,464	2033	4.23%	Quarterly	Three-month LIBOR + 3.35%
Banner Capital Trust III	15,000	465	15,465	2033	3.78	Quarterly	Three-month LIBOR + 2.90%
Banner Capital Trust IV	15,000	465	15,465	2034	3.73	Quarterly	Three-month LIBOR + 2.85%
Banner Capital Trust V	25,000	774	25,774	2035	2.49	Quarterly	Three-month LIBOR + 1.57%
Banner Capital Trust VI	25,000	774	25,774	2037	2.46	Quarterly	Three-month LIBOR + 1.62%
Banner Capital Trust VII	25,000	774	25,774	2037	2.23	Quarterly	Three-month LIBOR + 1.38%
Siuslaw Statutory Trust I	8,000	248	8,248	2034	3.69	Quarterly	Three-month LIBOR + 2.70%
Greater Sacramento Bancorp Statutory Trust I	4,000	124	4,124	2033	4.23	Quarterly	Three-month LIBOR + 3.35%
Greater Sacramento Bancorp Statutory Trust II	4,000	124	4,124	2035	2.64	Quarterly	Three-month LIBOR + 1.68%
Total TPS liability at par	$136,000	$4,212	140,212		3.03%
Fair value adjustment			(45,012)
Total TPS liability at fair value			$95,200

(1) All of the Company's trust preferred securities are eligible for redemption.

Note 12:  INCOME TAXES

The following table presents the components of the provision for income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31
	2016	2015	2014
Current
Federal	$29,787	$24,683	$23,411
State	2,477	1,399	1,444
Total Current	32,264	26,082	24,855

Deferred
Federal	9,908	(3,310)	2,764
State	2,083	(23)	(567)
Total Deferred	11,991	(3,333)	2,197

Provision for income taxes	$44,255	$22,749	$27,052

The following table presents the reconciliation of the federal statutory rate to the actual effective rate for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31
	2016	2015	2014
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate due to:
Tax-exempt interest	(2.6)	(3.9)	(2.6)
Investment in life insurance	(1.2)	(1.3)	(0.8)
State income taxes, net of federal tax offset	2.2	1.1	1.1
Tax credits	(0.8)	(1.6)	(0.8)
Merger and acquisition costs	—	1.9	0.7
Other	1.5	2.3	0.7
Effective income tax rate	34.1%	33.5%	33.3%

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2016 and 2015 (in thousands):

	December 31
	2016	2015
Deferred tax assets:
Loan loss and REO	$36,719	$33,312
Deferred compensation	23,189	19,253
Net operating loss carryforward	82,714	91,893
Federal and state tax credits	7,711	7,877
State net operating losses	7,396	8,692
Loan discount	9,696	13,412
Other	6,217	5,620
Total deferred tax assets	173,642	180,059
Deferred tax liabilities:
Depreciation	(2,218)	(1,103)
Deferred loan fees, servicing rights and loan origination costs	(13,291)	(9,884)
Intangibles	(11,178)	(13,320)
Financial instruments accounted for under fair value accounting	(16,186)	(17,112)
Unrealized (gain) loss on securities - available-for-sale	(880)	(1,475)
Total deferred tax liabilities	(43,753)	(42,894)
Deferred income tax asset	129,889	137,165
Valuation allowance	(2,195)	(2,195)
Deferred tax asset, net	$127,694	$134,970

At December 31, 2016, the Company has federal net operating loss carryforwards of approximately $236.3 million. The Company also has $145.8 million state net operating loss carryforwards, which the Company has established a $2.2 million valuation reserve against. The federal and state net operating losses will expire, if unused, by the end of 2034.  The Company has federal general business credit carryforwards at December 31, 2016 of $3.3 million, which will expire, if unused, by the end of 2031. The Company also has federal alternative minimum tax credit carryforwards of $4.2 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period. Additionally, at December 31, 2016, the Company has state credit carryovers of $193,000. At December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $262.5 million and $167.6 million, respectively, and federal general business credits carryforwards of $3.3 million. At that same date, the Company also had federal alternative minimum tax credit carryforwards of approximately $4.2 million. The 2015 state net operating loss carryovers obtained from acquisitions were previously reported on a partially tax effected basis as $23.0 million.

As a consequence of our acquisition of Starbuck Bancshares, Inc., the Company experienced a change in control within the meaning of Section 382 of the Internal Revenue Code of 1986 (Code). In addition, the underlying Section 382 limitations at Starbuck Bancshares, Inc. prior to the Company's acquisition continue to apply to the Company. Section 382 limits the ability of a corporate taxpayer to use net operating loss carryforwards, general business credits, and recognized built-in-losses, on an annual basis, incurred prior to the change in control against income earned after the change in control. As a result of the Section 382 limitations, the Company is limited to utilizing $21.5 million (after the application of the Section 382 limitations carried over from Starbuck Bancshares, Inc.) of federal net operating loss carryforwards, general business credits, and recognized built-in losses on an annual basis. The applicable state Section 382 limitations range from $525,000 to $21.5 million. The Company has provided a $2.2 million valuation reserve against the portion of its various state net operating loss carryforwards and tax credits that it believes it is more likely than not that it will not realize the benefit because the application of the Section 382 limitations at the state level is based on future apportionment rates.

In addition, as a consequence of Banner's capital raise in June 2010, the Company experienced a change in control within the meaning of Section 382 of the Code. As a result of the Section 382 limitations, the Company is limited to utilizing $6.9 million of net operating loss carryforwards which existed prior to the acquisition of Starbuck Bancshares, Inc., on an annual basis. Based on its analysis, the Company believes it is more likely than not that the June 2010 change in control will not impact its ability to utilize all of the related available net operating loss carryforwards, general business credits, and recognized built-in-losses.

Retained earnings at December 31, 2016 and 2015 included approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recorded.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.9 million at December 31, 2016.

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

The following table presents the balances of the Company's tax credit investments and related unfunded commitments at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Tax credit investments	$4,654	$5,326
Unfunded commitments—tax credit investments	665	1,398

The following table presents other information related to the Company's tax credit investments for the years ended December 31, 2016 and 2015 (in thousands):

	For the year ended December 31,
	2016	2015
Tax credits and other tax benefits recognized	$1,136	$1,273
Tax credit amortization expense included in provision for income taxes	672	1,000

Note 13:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans: Substantially all of the Company’s and the Banks' employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit. For the years ended December 31, 2016, 2015 and 2014, $4.6 million, $2.8 million and $1.4 million, respectively, was expensed for 401(k) contributions. The Board of Directors has elected to make a 4% of eligible compensation matching contribution for 2017.

Supplemental Retirement and Salary Continuation Plans:  Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Company is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2016, 2015 and 2014, expense recorded for supplemental retirement and salary continuation plan benefits totaled $2.7 million, $1.3 million, and $1.2 million, respectively.  At December 31, 2016 and 2015, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $38.3 million and $39.0 million, respectively, and are recorded in a deferred compensation liability account.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”  As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $7.3 million at December 31, 2016 and $6.9 million at December 31, 2015.  At December 31, 2016 and 2015, liabilities recorded in connection with deferred compensation plan benefits totaled $9.0 million ($7.3 million in contra-equity) and $8.4 million ($6.9 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Banks choose to surrender certain policies.  Although the lives of individual current or former management-

level employees are insured, the Banks are the owners and sole or partial beneficiaries.  At December 31, 2016 and 2015, the cash surrender value of these policies was $158.9 million and $156.9 million, respectively.  The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

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

During the years ended December 31, 2016, 2015 and 2014, the Company did not grant any stock options and there were no stock options forfeited.  Additionally, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant. For the years ended December 31, 2016, 2015 and 2014 there were no stock option compensation expenses recorded.

The intrinsic value of stock options is calculated as the amount by which the market price of Banner's common stock exceeds the exercise price at the time of exercise or the end of the period as applicable.

At December 31, 2016, financial data pertaining to outstanding stock options was as follows:

Exercise Price	Weighted Average Exercise Price of Option Shares Granted	Number of Option Shares Granted	Weighted Average Option Shares Vested and Exercisable	Weighted Average Exercise Price of Option Shares Exercisable	Remaining Contractual Life
$216.16	$216.16	5,000	5,000	$216.16	7 months

During the year ended December 31, 2016, there were no exercises of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOP.

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

The 2012 Restricted Stock Plan was amended on April 23, 2013 to provide for the ability to grant (1) cash-denominated incentive-based awards payable in cash or common stock, including those that are eligible to qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code and (2) restricted stock awards that qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code. Vesting requirements may include time-based conditions, performance-based conditions, and/or market-based conditions.

As of December 31, 2016, the Company had granted 297,157 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 207,338 shares had vested and 89,819 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (the 2014 Plan) was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of December 31, 2016, 239,088 restricted stock shares and 26,154 restricted stock units have been granted under the 2014 Plan of which 46,011 restricted stock shares and 18,331 restricted stock units have vested.

The expense associated with all restricted stock grants was $4.5 million, $3.5 million and $2.7 million respectively, for the years ended December 31, 2016, 2015 and 2014.  Unrecognized compensation expense for these awards as of December 31, 2016 was $6.8 million and will be amortized over the next 36 months.

A summary of the Company's Restricted Stock/Unit award activity during the years ended December 31, 2014, 2015 and 2016 follows:

	Shares/Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2013	164,492	$26.94
Granted	90,181	40.07
Vested	(56,307)	24.81
Forfeited	(3,260)	31.00
Unvested at December 31, 2014	195,106	32.83
Granted	155,183	45.59
Vested	(109,416)	30.28
Forfeited	(9,311)	39.07
Unvested at December 31, 2015	231,562	42.33
Granted	177,775	41.74
Vested	(104,297)	41.47
Forfeited	(14,321)	42.54
Unvested at December 31, 2016	290,719	42.26

Note 15:  PREFERRED STOCK AND RELATED WARRANT

On November 21, 2008, as part of the Capital Purchase Program, the Company entered into a Purchase Agreement with U.S. Treasury pursuant to which the Company issued and sold 124,000 shares of Series A Preferred Stock, having a liquidation preference of $1,000 per share ($124 million liquidation preference in the aggregate) and a ten-year warrant to purchase up to 243,998 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $76.23 per share (post reverse-split), for an aggregate purchase price of $18.6 million in cash.

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016:
The Company—consolidated:
Total capital to risk-weighted assets	$1,214,913	13.40%	$725,566	8.00%	$906,957	10.00%
Tier 1 capital to risk-weighted assets	1,125,267	12.41	544,174	6.00	544,174	6.00
Tier 1 common equity to risk-weighted assets	1,014,994	11.19	408,131	4.50	n/a	n/a
Tier 1 capital to average leverage assets	1,125,267	11.83	380,519	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,043,837	11.76	709,882	8.00	887,352	10.00
Tier 1 capital to risk- weighted assets	956,298	10.78	532,411	6.00	709,882	8.00
Tier 1 common equity to risk-weighted assets	956,298	10.78	399,308	4.50	576,779	6.50
Tier 1 capital to average leverage assets	956,298	10.34	369,936	4.00	462,420	5.00
Islanders Bank:
Total capital to risk- weighted assets	35,207	18.43	15,281	8.00	19,101	10.00
Tier 1 capital to risk- weighted assets	33,099	17.33	11,461	6.00	15,281	8.00
Tier 1 common equity to risk-weighted assets	33,099	17.33	8,598	4.50	12,416	6.50
Tier 1 capital to average leverage assets	33,099	12.72	10,405	4.00	13,006	5.00
December 31, 2015:
The Company—consolidated:
Total capital to risk-weighted assets	$1,139,554	13.63%	$668,941	8.00%	$836,530	10.00%
Tier 1 capital to risk-weighted assets	1,057,597	12.65	501,706	6.00	501,918	6.00
Tier 1 common equity to risk-weighted assets	1,013,971	12.13	376,279	4.50	n/a	n/a
Tier 1 capital to average leverage assets	1,057,597	11.06	382,617	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,030,601	12.61	653,606	8.00	817,008	10.00%
Tier 1 capital to risk- weighted assets	950,865	11.64	490,205	6.00	653,606	8.00
Tier 1 common equity to risk-weighted assets	950,865	11.64	367,653	4.50	531,055	6.50
Tier 1 capital to average leverage assets	950,865	10.23	371,807	4.00	464,759	5.00
Islanders Bank:
Total capital to risk- weighted assets	38,448	20.31	15,146	8.00	18,932	10.00
Tier 1 capital to risk- weighted assets	36,227	19.14	11,359	6.00	15,146	8.00
Tier 1 common equity to risk-weighted assets	36,227	19.14	8,520	4.50	12,306	6.50
Tier 1 capital to average leverage assets	36,227	13.38	10,826	4.00	13,533	5.00

At December 31, 2016, Banner Corporation and the Banks each exceeded all regulatory capital adequacy requirements.  There have been no conditions or events since December 31, 2016 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.  The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

On July 2, 2013, the Federal Reserve approved a final rule (Final Rule) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. On July 9, 2013, the Final Rule was approved as an interim final rule by the FDIC. The Final Rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The Final Rule includes new risk-based capital and leverage ratios, which were effective January 1, 2015 and revised the definition of what constitutes “capital” for purposes of calculating those ratios.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), Banner and the Banks became subject to the new capital requirements adopted by the Federal Reserve and the FDIC. These new requirements created a new required ratio for common equity Tier 1 (CET1) capital, increased the leverage and Tier 1 capital ratios, changed the risk-weights of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit Banner's ability and the ability of the Banks to pay dividends, repurchase shares or pay discretionary bonuses. Under the new capital regulations, the minimum capital ratios applicable to Banner and the Banks are: (i) a CETI capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (AOCI), unless an election is made to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions. There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Banner and the Banks do not have any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. In the first quarter of 2015, we elected to permanently opt-out of the inclusion of AOCI in our capital calculations, to reduce the impact of market volatility on our regulatory capital levels.

The new requirements also included changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. These included a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (up from 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1, total capital and leverage ratios, Banner and each of the Banks now have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.

Note 17:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets: At December 31, 2016, intangible assets are comprised of goodwill, CDI, and LHI acquired in business combinations. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed, and is not amortized but is reviewed annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. At December 31, 2016, the Company completed a qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value. Additions to goodwill during the year ended December 31, 2015 relate to the Starbuck and Siuslaw acquisitions. The adjustments to goodwill in 2016 related to changes in the preliminary goodwill recorded for the Starbuck acquisition including adjustments to loan discount, deferred taxes and REO valuations. See Note 3, Business Combinations, for additional information on the acquisition and purchase price allocation.

CDI represents the value of transaction-related deposits and the value of the customer relationships associated with the deposits. LHI represents the value ascribed to leases assumed in an acquisition in which the lease terms are favorable compared to a market lease at the date of acquisition. The Company amortizes CDI and LHI over their estimated useful lives and reviews them at least annually for events or circumstances that could impair their value.  The CDI assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in various bank acquisitions. The additions in the table below relate to the acquisition of Siuslaw and Starbuck in 2015.  These intangible assets are being amortized using an accelerated method over estimated useful lives of three to ten years.  The CDI and LHI assets are not estimated to have a significant residual value.

The following table summarizes the changes in the Company’s goodwill, CDI and LHI for the years ended December 31, 2014, 2015 and 2016 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, December 31, 2013	$—	$2,449	$—	$2,449
Additions through acquisition	—	2,372	—	2,372
Amortization	—	(1,990)	—	(1,990)
Balance, December 31, 2014	—	2,831	—	2,831
Additions through acquisition	247,738	37,395	776	285,909
Amortization	—	(3,164)	(66)	(3,230)
Other Changes (1)	—	(300)	—	(300)
Balance, December 31, 2015	247,738	36,762	710	285,210
Amortization	—	(7,061)	(249)	(7,310)
Adjustments to goodwill	(3,155)	—	—	(3,155)
Balance, December 31, 2016	$244,583	$29,701	$461	$274,745

(1)	Acquired CDI from Starbuck was adjusted for a branch that was subsequently sold.

Estimated amortization expense in future years with respect to CDI as of December 31, 2016 (in thousands):

Year ended:	Estimated Amortization
2017	$6,332
2018	5,609
2019	4,889
2020	4,169
Thereafter	8,702
Net carrying amount	$29,701

Mortgage servicing rights are reported in other assets.  Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2016 and 2015, the Company did not record any impairment charges or recoveries against mortgage servicing rights. Unpaid principal balance of loans for which mortgage servicing rights have been recognized totaled $2.05 billion and $1.86 billion at December 31, 2016 and 2015, respectively.  Custodial accounts maintained in connection with this servicing totaled $10.3 million and $8.7 million at December 31, 2016 and 2015, respectively.

An analysis of the mortgage servicing rights for the years ended December 31, 2016, 2015 and 2014 is presented below (in thousands):

	Years Ended December 31
	2016	2015	2014
Balance, beginning of the year	$13,295	$9,030	$8,086
Amounts capitalized	5,965	5,313	3,023
Additions through acquisition	—	2,172	—
Amortization (1)	(4,011)	(3,220)	(2,079)
Balance, end of the year (2)	$15,249	$13,295	$9,030

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	There was no valuation allowance as of December 31, 2016, 2015 and 2014.

Note 18:  FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2016 and 2015, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (in thousands):

		December 31, 2016		December 31, 2015
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	1	$247,719	$247,719	$261,917	$261,917
Securities—trading	2,3	24,568	24,568	34,134	34,134
Securities—available-for-sale	2	800,917	800,917	1,138,573	1,138,573
Securities—held-to-maturity	2,3	267,873	270,528	220,666	226,627
Loans receivable held for sale	2	246,353	246,815	44,712	45,600
Loans receivable	3	7,451,148	7,337,608	7,314,504	7,084,631
FHLB stock	3	12,506	12,506	16,057	16,057
BOLI	1	158,936	158,936	156,865	156,865
Mortgage servicing rights	3	15,249	16,740	13,295	17,370
Derivatives:
Interest rate swaps	2	8,330	8,330	11,984	11,984
Interest rate lock and forward sales commitments	2	482	482	471	471
Liabilities:
Demand, interest-bearing checking and money market	2	5,552,690	5,552,690	5,416,556	5,416,556
Regular savings	2	1,523,391	1,523,391	1,284,642	1,284,642
Certificates of deposit	2	1,045,333	1,028,866	1,353,870	1,332,825
Advances from FHLB at fair value	2	54,216	54,216	133,381	133,381
Junior subordinated debentures at fair value	3	95,200	95,200	92,480	92,480
Other borrowings	2	105,685	105,685	98,325	98,325
Derivatives:
Interest rate swaps	2	8,330	8,330	11,984	11,984
Interest rate lock and forward sales commitments	2	289	289	50	50

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency	$—	$1,326	$—	$1,326
Municipal bonds	—	335	—	335
Corporate Bonds (TPS securities)	—	—	21,143	21,143
Mortgage-backed securities	—	1,641	—	1,641
Equity securities	—	123	—	123
	—	3,425	21,143	24,568

Securities—available-for-sale
U.S. Government and agency	$—	$56,978	$—	$56,978
Municipal bonds	—	109,853	—	109,853
Corporate bonds	—	10,283	—	10,283
Mortgage-backed securities	—	594,712	—	594,712
Asset-backed securities	—	28,993	—	28,993
Equity securities	—	98	—	98
	—	800,917	—	800,917

Loans held for sale	—	9,600	—	9,600

Derivatives
Interest rate lock and forward sales commitments	—	482	—	482
Interest rate swaps	—	8,330	—	8,330
	$—	$822,754	$21,143	$843,897
Liabilities
Advances from FHLB at fair value	$—	$54,216	$—	$54,216
Junior subordinated debentures at fair value	—	—	95,200	95,200
Derivatives
Interest rate lock and forward sales commitments	—	289	—	289
Interest rate swaps	—	8,330	—	8,330
	$—	$62,835	$95,200	$158,035

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency	$—	$1,368	$—	$1,368
Municipal bonds	—	341	—	341
Corporate Bonds (TPS securities)	—	—	18,699	18,699
Mortgage-backed securities	—	13,663	—	13,663
Equity securities	—	63	—	63
	—	15,435	18,699	34,134
Securities—available-for-sale
U.S. Government and agency	$—	$30,231	$—	$30,231
Municipal bonds	—	143,319	—	143,319
Corporate bonds	—	15,981	—	15,981
Mortgage-backed securities	—	918,259	—	918,259
Asset-backed securities	—	30,685	—	30,685
Equity securities	—	98	—	98
	—	1,138,573	—	1,138,573
Derivatives
Interest rate lock and forward sales commitments	—	471	—	471
Interest rate swaps	—	11,984	—	11,984
	$—	$1,166,463	$18,699	$1,185,162
Liabilities
Advances from FHLB at fair value	$—	$133,381	$—	$133,381
Junior subordinated debentures at fair value	—	—	92,480	92,480
Derivatives
Interest rate lock and forward sales commitments	—	50	—	50
Interest rate swaps	—	11,984	—	11,984
	$—	$145,415	$92,480	$237,895

The following methods were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents:  The carrying amount of these items is a reasonable estimate of their fair value.

Securities:  The estimated fair values of investment securities and mortgaged-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the continued limited activity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s TPS securities, management has classified these securities as a Level 3 fair value measure. Management periodically reviews the pricing information received from third-party pricing services and tests those prices against other sources to validate the reported fair values.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2016 and 2015.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2016:

			December 31
			2016
Financial Instruments	Valuation Technique	Unobservable Inputs	Weighted Average Rate
Corporate Bonds (TPS securities)	Discounted cash flows	Discount rate	6.00%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.00%
REO	Appraisals	Discount to appraised value	0% to 45%

TPS Securities: Management believes that the credit risk-adjusted spread used to develop the discount rate utilized in the fair value measurement of TPS securities is indicative of the risk premium a willing market participant would require under current market conditions for instruments with similar contractual rates, terms and conditions and issuers with similar credit risk profiles and with similar expected probability of default. Management attributes the change in fair value of these instruments, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of assets subsequent to their issuance.

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2016, or the passage of time, will result in negative fair value adjustments. At December 31, 2016, the discount rate utilized was based on a credit spread of 500 basis points and three month LIBOR of 100 basis points.

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31, 2016
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance at December 31, 2015	$18,699	$92,480
Total gains or losses recognized
Assets gains	719	—
Liabilities losses	—	2,720
Purchases, issuances and settlements, net	1,725	—
Paydowns and maturities	—	—
Transfers in and/or out of Level 3	—	—
Ending balance at December 31, 2016	$21,143	$95,200

	Year Ended December 31, 2015
	Level 3 Fair Value Inputs
	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance at December 31, 2014	$19,119	$78,001
Total gains or losses recognized
Assets gains	537	—
Liabilities losses	—	2,714
Purchases, issuances and settlements	5,697	11,765
Paydowns and maturities	(6,654)	—
Ending balance at December 31, 2015	$18,699	$92,480

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

Items Measured at Fair Value on a Non-recurring Basis

The following table presents financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
REO	$—	$—	$11,081	$11,081

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,372	$2,372
REO	—	—	11,627	11,627

The following table presents the losses resulting from non-recurring fair value adjustments for the years ended December 31, 2016 and 2015 (in thousands):

	For the year ended December 31,
	2016	2015
Impaired loans	$(182)	$(110)
REO	(671)	(231)
Total loss from nonrecurring measurements	$(853)	$(341)

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

Note 19:  BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2016	2015
ASSETS
Cash	$86,268	$58,232
Investment in trust equities	4,212	4,212
Investment in subsidiaries	1,307,475	1,319,348
Other assets	13,784	21,134
Total assets	$1,411,739	$1,402,926
LIABILITIES AND SHAREHOLDERS’ EQUITY
Miscellaneous liabilities	$8,990	$7,846
Deferred tax liability	1,839	2,541
Junior subordinated debentures at fair value	95,200	92,480
Shareholders’ equity	1,305,710	1,300,059
Total liabilities and shareholders' equity	$1,411,739	$1,402,926

Statements of Operations	Years Ended December 31
	2016	2015	2014
INTEREST INCOME:
Interest-bearing deposits	$127	$122	$96
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	50,971	170,260	26,027
Equity in undistributed (distributions in excess of) income of subsidiaries	40,852	(116,120)	33,612
Other income	60	69	67
Net change in valuation of financial instruments carried at fair value	(2,720)	(2,714)	(4,073)
Interest on other borrowings	(4,040)	(3,247)	(2,914)
Other expenses	(3,450)	(7,175)	(2,519)
Net income before taxes	81,800	41,195	50,296
BENEFIT FROM INCOME TAXES	(3,585)	(4,027)	(3,774)
NET INCOME	$85,385	$45,222	$54,070

Statements of Cash Flows	Years Ended December 31
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$85,385	$45,222	$54,070
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (equity in undistributed) income of subsidiaries	(40,852)	116,120	(33,612)
Decrease in deferred taxes	(702)	(1,398)	(1,444)
Net change in valuation of financial instruments carried at fair value	2,720	2,714	4,073
Decrease (increase) in other assets	7,332	(10,655)	(3,822)
Increase in other liabilities	3,233	3,919	222
Net cash provided from operating activities	57,116	155,922	19,487
INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(26)	(26)	(26)
Reduction in investment in subsidiaries	50,000	—	—
Acquisitions	—	(132,652)	—
Net cash provided from (used by) investing activities	49,974	(132,678)	(26)
FINANCING ACTIVITIES:
Issuance of stock for shareholder reinvestment program	—	34	127
Repurchase of common stock	(50,772)	—	—
Cash dividends paid	(28,282)	(17,170)	(13,462)
Net cash used by financing activities	(79,054)	(17,136)	(13,335)
NET CHANGE IN CASH	28,036	6,108	6,126
CASH, BEGINNING OF PERIOD	58,232	52,124	45,998
CASH, END OF PERIOD	$86,268	$58,232	$52,124

Note 20: STOCK REPURCHASES AND RECHARACTERIZATION

On April 4, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 1,711,540 shares of the Company's common stock, or 5% of the Company's outstanding shares. During the year ended December 31, 2016, the Company adopted a pre-arranged stock trading plan, pursuant to the Board authorization, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. Repurchases under the Company’s 10b5-1 stock trading plan are administered through an independent broker. The stock trading plan will cover the repurchase of up to 1,300,000 shares of the Company’s stock. The stock trading plan will extend through March 12, 2017, unless completed sooner or otherwise extended or terminated. Repurchases are subject to the requirements of the Securities and Exchange Commission, including Rule 10b-18, as well as certain price and other requirements specified in the plan. During the year ended December 31, 2016, the Company repurchased 1,145,250 common shares under the stock trading plan leaving 566,290 shares available for future repurchase under the Board authorization. In addition to the shares repurchased under the plan there were 25,628 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock grants.

The Company did not repurchase any shares of its common stock during the years ended December 31, 2015 or 2014 except for shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants and shares redeemed relating to the termination of the ESOP. The ESOP was terminated during the year ended December 31, 2014.

During the year ended December 31, 2016, the 1.3 million shares of non-voting common stock issued in connection with the acquisition of Starbuck. and its subsidiary, AmericanWest were sold by the original holder of the shares. These shares contained a provision where they would automatically convert from non-voting to voting upon a permitted transfer of the shares. Therefore, these shares are included in Banner's voting common stock outstanding as of December 31, 2016.

Note 21:  CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings per common share (in thousands, except per share data):

	Years Ended December 31
	2016	2015	2014
Net income	$85,385	$45,222	$54,070
Weighted average number of common shares outstanding
Basic	33,820,148	23,801,373	19,359,409
Diluted	33,853,511	23,866,621	19,402,656
Earnings per common share
Basic	$2.52	$1.90	$2.79
Diluted	$2.52	$1.89	$2.79

At December 31, 2016, 2015 and 2014 there were 290,719, 231,562, and 195,106, respectively, issued but unvested restricted stock shares and units that were included in the computation of diluted earnings per share.

At December 31, 2016 and 2015 there were options to purchase an additional 5,000 shares of common stock and at December 31, 2014 there were options to purchase an additional 10,664 shares of common stock that were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. At December 31, 2016, 2015 and 2014 there was a warrant to purchase up to 243,998 shares of common stock and they were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.

Note 22:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands except for per share data):

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$95,301	$97,321	$97,849	$101,007
Interest expense	4,258	4,173	4,141	3,836
Net interest income before provision for loan losses	91,043	93,148	93,708	97,171
Provision for loan losses	—	2,000	2,000	2,030
Net interest income	91,043	91,148	91,708	95,141
Non-interest income	19,959	20,537	23,512	19,463
Non-interest expense	84,034	79,887	79,092	79,857
Income before provision for income taxes	26,968	31,798	36,128	34,747
Provision for income taxes	9,194	10,841	12,277	11,943
Net income	$17,774	$20,957	$23,851	$22,804
Basic earnings per share	$0.52	$0.62	$0.70	$0.69
Diluted earnings per share	0.52	0.61	0.70	0.69
Dividends declared	0.21	0.21	0.23	0.23

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$49,069	$54,076	$54,793	$96,495
Interest expense	2,533	2,619	2,605	4,396
Net interest income before provision for loan losses	46,536	51,457	52,188	92,099
Provision for loan losses	—	—	—	—
Net interest income	46,536	51,457	52,188	92,099
Non-interest income	13,696	16,141	14,098	18,356
Non-interest expense	41,914	47,734	46,697	100,254
Income before provision for income taxes	18,318	19,864	19,589	10,201
Provision for income taxes	6,184	6,615	6,642	3,308
Net income	$12,134	$13,249	$12,947	$6,893
Basic earnings per share	$0.61	$0.64	$0.62	$0.20
Diluted earnings per share	0.61	0.64	0.62	0.20
Dividends declared	0.18	0.18	0.18	0.18

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$45,106	$46,540	$49,764	$49,251
Interest expense	2,767	2,732	2,700	2,590
Net interest income before provision for loan losses	42,339	43,808	47,064	46,661
Provision for loan losses	—	—	—	—
Net interest income	42,339	43,808	47,064	46,661
Non-interest income	9,032	20,310	13,536	12,113
Non-interest expense	35,581	38,435	38,495	41,230
Income before provision for income taxes	15,790	25,683	22,105	17,544
Provision for income taxes	5,241	8,696	7,284	5,831
Net income	$10,549	$16,987	$14,821	$11,713
Basic earnings per share	$0.55	$0.88	$0.76	$0.60
Diluted earnings per share	0.54	0.88	0.76	0.60
Dividends declared	0.18	0.18	0.18	0.18

Note 23:  COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases 108 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Financial Instruments with Off-Balance Sheet Risk—The Company has financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, commitments related to standby letters of credit, commitments to originate loans, commitments to sell loans, and commitments to buy or sell securities. These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance sheet items recognized in our Consolidated Statements of Financial Condition.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	December 31, 2016	December 31, 2015
Commitments to extend credit	$2,204,795	$2,132,996
Standby letters of credit and financial guarantees	17,694	22,315
Commitments to originate loans	69,833	32,908
Risk participation agreement	7,488	7,672

Derivatives also included in Note 24:
Commitments to originate loans held for sale	69,487	76,146
Commitments to sell loans secured by one- to four-family residential properties	36,907	37,545
Commitments to sell securities related to mortgage banking activities	44,000	41,500

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $3.6 million and $3.9 million, at December 31, 2016 and 2015, respectively.

Standby letters of credit are conditional commitments issued to guarantee a customer’s performance or payment to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Through the acquisition of Starbuck, Banner Bank assumed a risk participation agreement. Under the risk participation agreement, Banner Bank guarantees the financial performance of a borrower on the participated portion of a interest rate swap on a loan.

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2016 or 2015. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in Note 1: “Derivative Instruments.”

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2016.

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

As of December 31, 2016 and December 31, 2015, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$5,855	$660	$6,734	$938	$5,855	$660	$6,734	$938

(1)	Included in Loans Receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

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

Mortgage Banking: In the normal course of business, the Company sells originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate loans that are intended to be sold and for closed mortgage loans held for sale that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers as specific prices and dates.

As of December 31, 2016 and December 31, 2015, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$309,936	$7,670	$293,937	$11,046	$309,936	$7,670	$293,937	$11,046
Mortgage loan commitments	42,296	30	76,146	428	27,191	174	—	—
Forward sales contracts	71,192	452	41,500	43	9,715	115	32,763	50
	$423,424	$8,152	$411,583	$11,517	$346,842	$7,959	$326,700	$11,096

(1)
Included in Other Assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps from prior to 2009 that were not designated in hedge relationships (with a fair value of $822,000 at December 31, 2016 and $327,000 at December 31, 2015), which are included in Loans Receivable.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the years ended December 31, 2016 and 2015 were as follows (in thousands):

		For the Year Ended December 31,
	Location on Income Statement	2016	2015
Mortgage loan commitments	Mortgage banking operations	$(348)	$100
Forward sales contracts	Mortgage banking operations	296	141
		$(52)	$241

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at December 31, 2016 or December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value. As of December 31, 2016 and 2015, the termination value of derivatives in a net liability position related to these agreements was $7.6 million and $12.0 million, respectively. The Company generally posts collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $29.3 million and $20.8 million as of December 31, 2016 and 2015, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$8,330	$—	$8,330	$(362)	$—	$7,968
	$8,330	$—	$8,330	$(362)	$—	$7,968

Derivative liabilities
Interest rate swaps	$8,330	$—	$8,330	$(362)	$(7,557)	$411
	$8,330	$—	$8,330	$(362)	$(7,557)	$411

	December 31, 2015
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$11,984	$—	$11,984	$—	$—	$11,984
	$11,984	$—	$11,984	$—	$—	$11,984

Derivative liabilities
Interest rate swaps	$11,984	$—	$11,984	$—	$(11,984)	$—
	$11,984	$—	$11,984	$—	$(11,984)	$—

BANNER CORPORATION

Exhibit	Index of Exhibits

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

10{o}
2014 Omnibus Incentive Plan [incorporated by reference as Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 000-26584)] and amendments [incorporated by reference to the Form 8-K filed on March 25, 2015 (File No. 000-26534)].

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

10{t}
Investor Letter Agreement dated as of November 5, 2014 by and between Banner Corporation, and GS Capital Partners VI Fund L.P. and certain of its affiliates (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2014 (File No. 000-26584)]

10{u}
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

101
The following materials from Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.