Form 10-Q
period 2017-03-31
BANNER CORP
filed 2017-05-05
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________
 Commission File Number 000-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of April 30, 2017
Common Stock, $.01 par value per share			33,183,039 shares
Non-voting Common Stock, $.01 par value per share			102,234 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in economic conditions in general and in Washington, Idaho, Oregon, Utah and California in particular; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of safety and soundness and compliance examinations of us by the Federal Reserve (the Federal Reserve) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action against us or any of our bank subsidiaries which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans and securities on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; future goodwill impairment due to changes in our business, changes in market conditions, or other factors; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock and non-voting common stock, and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2017 and December 31, 2016

ASSETS	March 31 2017	December 31 2016
Cash and due from banks	$196,277	$177,083
Interest bearing deposits	104,431	70,636
Total cash and cash equivalents	300,708	247,719
Securities—trading, amortized cost $30,187 and $30,154, respectively	24,753	24,568
Securities—available-for-sale, amortized cost $1,226,747 and $806,336, respectively	1,223,764	800,917
Securities—held-to-maturity, fair value $269,402 and $270,528, respectively	266,391	267,873
Federal Home Loan Bank (FHLB) stock	10,334	12,506
Loans held for sale (includes $7,282 and $9,600, at fair value, respectively)	86,707	246,353
Loans receivable	7,421,255	7,451,148
Allowance for loan losses	(86,527)	(85,997)
Net loans	7,334,728	7,365,151
Accrued interest receivable	30,312	30,178
Real estate owned (REO), held for sale, net	3,040	11,081
Property and equipment, net	162,467	166,481
Goodwill	244,583	244,583
Other intangibles, net	28,488	30,162
Bank-owned life insurance (BOLI)	159,948	158,936
Deferred tax assets, net	124,069	127,694
Other assets	68,086	59,466
Total assets	$10,068,378	$9,793,668
LIABILITIES
Deposits:
Non-interest-bearing	$3,213,044	$3,140,451
Interest-bearing transaction and savings accounts	4,064,198	3,935,630
Interest-bearing certificates	1,144,718	1,045,333
Total deposits	8,421,960	8,121,414
Advances from FHLB at fair value	213	54,216
Other borrowings	120,245	105,685
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	96,040	95,200
Accrued expenses and other liabilities	66,201	71,369
Deferred compensation	40,315	40,074
Total liabilities	8,744,974	8,487,958
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 33,091,948 shares issued and outstanding at March 31, 2017; 33,108,599 shares issued and outstanding at December 31, 2016	1,214,045	1,213,225
Common stock (non-voting) and paid in capital- $0.01 par value per share, 5,000,000 shares authorized; 60,916 shares issued and outstanding at March 31, 2017; 84,788 shares issued and outstanding at December 31, 2016	472	612
Retained earnings	110,783	95,328
Carrying value of shares held in trust for stock related compensation plans	(7,283)	(7,283)
Liability for common stock issued to deferred, stock related, compensation plans	7,283	7,283
Accumulated other comprehensive loss	(1,896)	(3,455)
Total shareholders' equity	1,323,404	1,305,710
Total liabilities & shareholders' equity	$10,068,378	$9,793,668
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
INTEREST INCOME:
Loans receivable	$91,288	$86,958
Mortgage-backed securities	4,647	5,390
Securities and cash equivalents	3,161	2,953
Total interest income	99,096	95,301
INTEREST EXPENSE:
Deposits	2,791	2,946
FHLB advances	273	279
Other borrowings	74	75
Junior subordinated debentures	1,104	958
Total interest expense	4,242	4,258
Net interest income	94,854	91,043
PROVISION FOR LOAN LOSSES	2,000	—
Net interest income after provision for loan losses	92,854	91,043
NON-INTEREST INCOME:
Deposit fees and other service charges	12,186	11,818
Mortgage banking operations	4,603	5,643
Bank-owned life insurance (BOLI)	1,095	1,185
Miscellaneous	3,636	1,263
	21,520	19,909
Net gain on sale of securities	13	21
Net change in valuation of financial instruments carried at fair value	(688)	29
Total non-interest income	20,845	19,959
NON-INTEREST EXPENSE:
Salary and employee benefits	46,063	46,564
Less capitalized loan origination costs	(4,316)	(4,250)
Occupancy and equipment	11,996	10,388
Information/computer data services	3,994	4,920
Payment and card processing expenses	5,020	4,785
Professional services	5,152	2,614
Advertising and marketing	1,328	1,734
Deposit insurance	1,266	1,338
State/municipal business and use taxes	799	838
REO operations	(966)	397
Amortization of core deposit intangibles	1,624	1,808
Miscellaneous	6,118	6,085
	78,078	77,221
Acquisition-related costs	—	6,813
Total non-interest expense	78,078	84,034
Income before provision for income taxes	35,621	26,968
PROVISION FOR INCOME TAXES	11,828	9,194
NET INCOME	$23,793	$17,774
Earnings per common share:
Basic	$0.72	$0.52
Diluted	$0.72	$0.52
Cumulative dividends declared per common share	$0.25	$0.21
Weighted average number of common shares outstanding:
Basic	32,933,444	34,023,800
Diluted	33,051,459	34,103,727
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
NET INCOME	$23,793	$17,774
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding gain on available-for-sale securities arising during the period	2,448	13,473
Income tax expense related to available-for-sale securities unrealized holding gain or loss	(881)	(4,854)
Reclassification for net gains on available-for-sale securities realized in earnings	(13)	(21)
Income tax expense related to available-for-sale securities realized gains	5	7
Other comprehensive income	1,559	8,605
COMPREHENSIVE INCOME	$25,352	$26,379

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Three Months Ended March 31, 2017 and the Year Ended December 31, 2016

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2016	34,242,255	$1,261,174	$39,615	$(730)	$1,300,059
Net income			85,385		85,385
Other comprehensive loss, net of income tax				(2,725)	(2,725)
Accrual of dividends on common stock ($0.88/share cumulative)			(29,672)		(29,672)
Repurchase of common stock under the terms of the repurchase plan	(1,145,250)	(50,772)			(50,772)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	96,382	3,401			3,401
Excess tax benefit on stock-based compensation		34			34
Balance, December 31, 2016	33,193,387	$1,213,837	$95,328	$(3,455)	$1,305,710

Balance, January 1, 2017	33,193,387	$1,213,837	$95,328	$(3,455)	$1,305,710
Net income			23,793		23,793
Other comprehensive income, net of income tax				1,559	1,559
Accrual of dividends on common stock ($0.25/share cumulative)			(8,338)		(8,338)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(40,523)	680			680
Balance, March 31, 2017	33,152,864	$1,214,517	$110,783	$(1,896)	$1,323,404

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$23,793	$17,774
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	2,888	2,859
Deferred income and expense, net of amortization	(265)	1,158
Amortization of core deposit intangibles	1,624	1,808
Gain on sale of securities	(13)	(21)
Net change in valuation of financial instruments carried at fair value	688	(29)
Purchases of securities—trading	—	(1,725)
Principal repayments and maturities of securities—trading	9	1,946
Decrease in deferred taxes	3,625	8,745
Increase in current taxes payable	295	2,540
Equity-based compensation	680	876
Increase in cash surrender value of BOLI	(1,085)	(1,169)
Gain on sale of loans, net of capitalized servicing rights	(5,496)	(3,873)
(Gain) loss on disposal of real estate held for sale and property and equipment	(1,039)	427
Provision for loan losses	2,000	—
Provision for losses on real estate held for sale	50	205
Origination of loans held for sale	(167,550)	(202,471)
Proceeds from sales of loans held for sale	339,878	205,023
Net change in:
Other assets	(9,412)	(15,571)
Other liabilities	(5,283)	3,542
Net cash provided from operating activities	185,387	22,044
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(457,966)	(123,197)
Principal repayments and maturities of securities—available-for-sale	32,446	41,376
Proceeds from sales of securities—available-for-sale	2,165	30,566
Purchases of securities—held-to-maturity	—	(26,991)
Principal repayments and maturities of securities—held-to-maturity	954	843
Loan originations, net of principal repayments	119,569	57,558
Purchases of loans and participating interest in loans	(99,206)	(70,551)
Proceeds from sales of other loans	4,627	144,499
Purchases of property and equipment	(3,598)	(4,331)
Proceeds from sale of real estate held for sale and sale of other property, net	13,684	4,666
Proceeds from FHLB stock repurchase program	29,192	19,624
Purchase of FHLB stock	(27,020)	(16,914)
Other	75	1,276
Net cash (used by) provided from investing activities	(385,078)	58,424
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	300,546	(25,206)
Repayment of long term FHLB advances	(2)	(20,002)
Repayments of overnight and short term FHLB advances, net	(54,000)	(37,600)
Increase in other borrowings, net	14,560	7,807
Cash dividends paid	(7,615)	(6,166)
Cash paid for the repurchase of common stock	(809)	(648)
Net cash provided from (used by) financing activities	252,680	(81,815)
NET CHANGE IN CASH AND CASH EQUIVALENTS	52,989	(1,347)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	247,719	261,917
CASH AND CASH EQUIVALENTS, END OF PERIOD	$300,708	$260,570

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$4,202	$4,349
Taxes paid, net of refunds received in cash	8,543	2,581
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	—	135
Dividends accrued but not paid until after period end	8,338	7,159

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Banner Corporation (the Company or Banner), a bank holding company incorporated in the State of Washington and its wholly-owned subsidiaries, Banner Bank and Islanders Bank (the Banks).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2017 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2016 Consolidated Financial Statements and/or schedules to conform to the 2017 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.  There have been no significant changes in our application of accounting policies during the first three months of 2017.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC (2016 Form 10-K).  Interim results are not necessarily indicative of results for a full year or any other interim period.

Note 2:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of ASU 2015-14 the standard is effective for interim and annual periods beginning after December 15, 2017. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Management intends to adopt the new guidance on January 1, 2018.  Management is in the process of completing the following analysis that includes (1) identification of all revenue streams included in the financial statements (excluding interest income, which is outside of the scope of the pronouncement); (2) identify revenue streams within the scope of the pronouncement; (3) determination of size, timing, and amount of revenue recognition for streams of income within the scope of the pronouncement; (4) determination of the sample size of contracts for further analysis; and (5) completion of analysis on sample of contracts to evaluate the impact of the new guidance. Based on this analysis the Company is developing processes and procedures during 2017 to address the amendments of this ASU.

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

Leases (Topic 842)

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements. The Company leases 111 buildings and offices under non-cancelable operating leases, the majority of which will be subject to this ASU. While the Company has not quantified the impact to its balance sheet, upon the adoption of this ASU the Company expects to report increased assets and increased liabilities on its Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to these leases and certain equipment under noncancelable operating lease agreements, which currently are not reflected in its Consolidated Statements of Financial Condition.

Derivatives and Hedging (Topic 815)

In March 2016, FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 (Derivatives and Hedging) does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. At March 31, 2017, Banner had three swap relationships using hedge accounting with a total market value of $594,000. This ASU has not had a material impact on the Company’s Consolidated Financial Statements.

In March 2016, FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. To determine how to account for debt instruments with embedded features, including contingent put and call options, an entity is required to assess whether the embedded derivatives must be bifurcated from the host contract and accounted for separately. Part of this assessment consists of evaluating whether the embedded derivative features are clearly and closely related to the debt host. Under existing guidance, for contingently exercisable options to be considered clearly and closely related to a debt host, they must be indexed only to interest rates or credit risk. ASU 2016-06 addresses inconsistent interpretations of whether an event that triggers an entity’s ability to exercise the embedded contingent option must be indexed to interest rates or credit risk for that option to qualify as clearly and closely related. Diversity in practice has developed because the existing four-step decision sequence in ASC 815 focuses only on whether the payoff was indexed to something other than an interest rate or credit risk. As a result, entities have been uncertain whether they should (1) determine whether the embedded features are clearly and closely related to the debt host solely on the basis of the four-step decision sequence or (2) first apply the four-step decision sequence and then also evaluate whether the event triggering the exercisability of the contingent put or call option is indexed only to an interest rate or credit risk. This ASU clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815 as amended by this ASU. The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This ASU has not had a material impact on the Company’s Consolidated Financial Statements.

Compensation—Stock Compensation (Topic 718)

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. FASB issued this ASU as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Amendments in this ASU relate to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments in this ASU require recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments in this ASU related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU became effective for the Company on January 1, 2017 and did not have a material impact on the Company’s Consolidated Financial Statements.

Financial Instruments—Credit Losses (Topic 326)

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements. The Company has formed an internal committee to oversee the project and is currently soliciting proposals from third party vendors to assist with the project. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit impaired loans; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company has begun developing and implementing processes to address the amendments of this ASU.

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

Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)

In March 2017, FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to the maturity date. The amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements.

Note 3:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,322
Municipal bonds	331			334
Corporate bonds	27,002			21,361
Mortgage-backed or related securities	1,610			1,617
Equity securities	14			119
	$30,187			$24,753
Available-for-Sale:
U.S. Government and agency obligations	$90,843	$236	$(407)	$90,672
Municipal bonds	110,543	793	(791)	110,545
Corporate bonds	10,535	70	(47)	10,558
Mortgage-backed or related securities	986,010	2,961	(5,773)	983,198
Asset-backed securities	28,728	37	(72)	28,693
Equity securities	88	10	—	98
	$1,226,747	$4,107	$(7,090)	$1,223,764
Held-to-Maturity:
U.S. Government and agency obligations	$1,055	$—	$(11)	$1,044
Municipal bonds:	196,224	4,483	(1,173)	199,534
Corporate bonds	3,839	—	—	3,839
Mortgage-backed or related securities	65,273	201	(489)	64,985
	$266,391	$4,684	$(1,673)	$269,402

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,326
Municipal bonds	331			335
Corporate bonds	26,959			21,143
Mortgage-backed or related securities	1,620			1,641
Equity securities	14			123
	$30,154			$24,568
Available-for-Sale:
U.S. Government and agency obligations	$57,288	$146	$(456)	$56,978
Municipal bonds	110,487	455	(1,089)	109,853
Corporate bonds	10,255	77	(49)	10,283
Mortgage-backed or related securities	598,899	2,064	(6,251)	594,712
Asset-backed securities	29,319	—	(326)	28,993
Equity securities	88	10	—	98
	$806,336	$2,752	$(8,171)	$800,917
Held-to-Maturity:
U.S. Government and agency obligations	$1,065	$—	$(18)	$1,047
Municipal bonds:	196,989	4,173	(1,272)	199,890
Corporate bonds	3,876	—	—	3,876
Mortgage-backed or related securities	65,943	309	(537)	65,715
	$267,873	$4,482	$(1,827)	$270,528

At March 31, 2017 and December 31, 2016, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows (in thousands):

	March 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$38,922	$(398)	$821	$(9)	$39,743	$(407)
Municipal bonds	51,717	(790)	301	(1)	52,018	(791)
Corporate bonds	—	—	5,076	(47)	5,076	(47)
Mortgage-backed or related securities	546,336	(4,996)	54,221	(777)	600,557	(5,773)
Asset-backed securities	9,955	(72)	—	—	9,955	(72)
	$646,930	$(6,256)	$60,419	$(834)	$707,349	$(7,090)
Held-to-Maturity
U.S. Government and agency obligations	$1,044	$(11)	$—	$—	$1,044	$(11)
Municipal bonds	$48,692	$(1,169)	$203	$(4)	$48,895	$(1,173)
Mortgage-backed or related securities	37,871	(489)	—	—	37,871	(489)
	$87,607	$(1,669)	$203	$(4)	$87,810	$(1,673)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$39,043	$(442)	$1,012	$(14)	$40,055	$(456)
Municipal bonds	60,765	(1,087)	556	(2)	61,321	(1,089)
Corporate bonds	5,206	(49)	—	—	5,206	(49)
Mortgage-backed or related securities	403,431	(5,604)	47,467	(647)	450,898	(6,251)
Asset-backed securities	9,928	(101)	19,064	(225)	28,992	(326)
	$518,373	$(7,283)	$68,099	$(888)	$586,472	$(8,171)
Held-to-Maturity
U.S. Government and agency obligations	$1,047	$(18)	$—	$—	$1,047	$(18)
Municipal bonds	$64,802	$(1,267)	$204	$(5)	$65,006	$(1,272)
Mortgage-backed or related securities	42,245	(537)	—	—	42,245	(537)
	$108,094	$(1,822)	$204	$(5)	$108,298	$(1,827)

At March 31, 2017, there were 234 securities—available-for-sale with unrealized losses, compared to 243 at December 31, 2016.  At March 31, 2017, there were 43 securities—held-to-maturity with unrealized losses, compared to 73 at December 31, 2016.  Management does not believe that any individual unrealized loss as of March 31, 2017 or December 31, 2016 represented other-than-temporary impairment (OTTI).  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the three months ended March 31, 2017 or March 31, 2016. The Company did not recognize any OTTI charges or recoveries on securities—trading during the three months ended March 31, 2017, or the three months ended March 31, 2016. There were no securities—trading in a nonaccrual status at March 31, 2017 or December 31, 2016.  Net unrealized holding gains of $152,000 were recognized during the three months ended March 31, 2017.

Sales of securities—available-for-sale totaled $2.2 million with a resulting net gain of $13,000 for the three months ended March 31, 2017.  Sales of securities—available-for-sale totaled $30.6 million with a resulting net gain of $21,000 for the three months ended March 31, 2016. There were no securities—available-for-sale in a nonaccrual status at March 31, 2017 or December 31, 2016.

There were no sales of securities—held-to-maturity during the three months ended March 31, 2017 or March 31, 2016. There were no securities—held-to-maturity in a nonaccrual status at March 31, 2017 or December 31, 2016.

The amortized cost and estimated fair value of securities at March 31, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	March 31, 2017
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$1,741	$1,750	$23,099	$23,082	$1,957	$1,964
Maturing after one year through five years	230	231	115,084	115,031	19,868	19,989
Maturing after five years through ten years	1,200	1,291	215,933	214,541	112,229	113,151
Maturing after ten years through twenty years	8,262	7,974	293,580	293,840	88,077	90,802
Maturing after twenty years	18,740	13,388	578,963	577,172	44,260	43,496
	30,173	24,634	1,226,659	1,223,666	266,391	269,402
Equity securities	14	119	88	98	—	—
	$30,187	$24,753	$1,226,747	$1,223,764	$266,391	$269,402

The following table presents, as of March 31, 2017, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	March 31, 2017
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$145,600	$145,472	$147,942
Interest rate swap counterparties	24,233	24,280	24,138
Repurchase agreements	136,835	137,045	136,799
Other	1,673	1,681	1,673
Total pledged securities	$308,341	$308,478	$310,552

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at March 31, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,361,095	18.4%	$1,352,999	18.1%
Investment properties	2,011,618	27.1	1,986,336	26.7
Multifamily real estate	254,246	3.4	248,150	3.3
Commercial construction	141,505	1.9	124,068	1.7
Multifamily construction	114,728	1.6	124,126	1.7
One- to four-family construction	366,191	4.9	375,704	5.0
Land and land development:
Residential	151,649	2.0	170,004	2.3
Commercial	29,597	0.4	29,184	0.4
Commercial business	1,224,541	16.5	1,207,879	16.2
Agricultural business, including secured by farmland	313,374	4.2	369,156	5.0
One- to four-family residential	802,991	10.8	813,077	10.9
Consumer:
Consumer secured by one- to four-family	493,495	6.7	493,211	6.6
Consumer—other	156,225	2.1	157,254	2.1
Total loans	7,421,255	100.0%	7,451,148	100.0%
Less allowance for loan losses	(86,527)		(85,997)
Net loans	$7,334,728		$7,365,151

Loan amounts are net of unearned loan fees in excess of unamortized costs of $5.2 million as of March 31, 2017 and $5.8 million as of December 31, 2016. Net loans include net discounts on acquired loans of $29.4 million and $31.1 million as of March 31, 2017 and December 31, 2016, respectively.

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $45.8 million at March 31, 2017 and $48.4 million at December 31, 2016. The carrying balance of PCI loans was $30.5 million at March 31, 2017 and $32.3 million at December 31, 2016.
The following table presents the changes in the accretable yield for PCI loans for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$8,717	$10,375
Accretion to interest income	(1,320)	(1,931)
Disposals	—	(18)
Reclassifications from non-accretable difference	1,273	2,291
Balance, end of period	$8,670	$10,717

As of March 31, 2017 and December 31, 2016, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $14.9 million and $15.7 million, respectively.

Impaired Loans and the Allowance for Loan Losses.  A loan is considered impaired when, based on current information and circumstances, the Company determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy. Impaired loans are comprised of loans on nonaccrual, troubled debt restructures (TDRs) that are performing under their restructured terms, and loans that are 90 days or more past due, but are still on accrual. PCI loans are considered performing within the scope of the purchased credit-impaired accounting guidance and are not included in the impaired loan tables.

The following tables provide information on impaired loans, excluding PCI loans, with and without allowance reserves at March 31, 2017 and December 31, 2016. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	March 31, 2017
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$2,895	$2,461	$202	$19
Investment properties	8,734	4,449	4,284	399
Multifamily real estate	506	147	347	62
One- to four-family construction	1,180	—	1,180	156
Land and land development:
Residential	3,052	1,133	764	168
Commercial	1,588	978	—	—
Commercial business	3,377	2,700	630	62
Agricultural business/farmland	4,190	3,749	373	238
One- to four-family residential	10,114	3,386	6,665	229
Consumer:
Consumer secured by one- to four-family	1,702	1,495	142	8
Consumer—other	164	87	78	3
	$37,502	$20,585	$14,665	$1,344

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,786	$3,373	$203	$20
Investment properties	9,916	5,565	4,304	408
Multifamily real estate	508	147	349	64
One- to four-family construction	1,180	—	1,180	156
Land and land development:
Residential	3,012	750	1,106	219
Commercial	1,608	998	—	—
Commercial business	3,753	3,074	651	69
Agricultural business/farmland	6,438	6,354	—	—
One- to four-family residential	11,439	3,149	8,026	479
Consumer:
Consumer secured by one- to four-family	1,904	1,721	144	1
Consumer—other	391	226	166	4
	$43,935	$25,357	$16,129	$1,420

(1)
Includes loans without an allowance reserve that have been individually evaluated for impairment and that evaluation concluded that no reserve was needed and $8.0 million and $10.0 million, respectively of homogenous and small balance loans that are collectively evaluated for impairment for which a general reserve has been established.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,916	$2	$2,116	$4
Investment properties	8,893	49	8,415	75
Multifamily real estate	495	4	356	4
One- to four-family construction	1,180	20	1,610	27
Land and land development:
Residential	1,899	17	1,988	10
Commercial	977	—	1,027	—
Commercial business	4,504	7	2,495	8
Agricultural business/farmland	6,282	32	1,215	5
One- to four-family residential	10,404	83	15,181	126
Consumer:
Consumer secured by one- to four-family	1,742	3	1,042	3
Consumer—other	268	3	455	4
	$39,560	$220	$35,900	$266

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

The following table presents TDRs by accrual and nonaccrual status at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Accrual Status	Nonaccrual Status	Total TDRs	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$202	$94	$296	$203	$96	$299
Investment properties	4,284	—	4,284	4,304	—	4,304
Multifamily real estate	347	—	347	349	—	349
One- to four-family construction	1,180	—	1,180	1,180	—	1,180
Land and land development:
Residential	1,098	—	1,098	1,106	—	1,106
Commercial business	631	—	631	653	—	653
Agricultural business, including secured by farmland	3,111	79	3,190	3,125	79	3,204
One- to four-family residential	6,120	832	6,952	7,678	843	8,521
Consumer:
Consumer secured by one- to four-family	142	4	146	143	6	149
Consumer—other	78	—	78	166	—	166
	$17,193	$1,009	$18,202	$18,907	$1,024	$19,931

As of March 31, 2017 and December 31, 2016, the Company had commitments to advance funds related to TDRs up to additional amounts of $147,000 and $127,000, respectively.

No new TDRs occurred during the three months ended March 31, 2017 or 2016.

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three-month periods ended March 31, 2017 and 2016. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the three months ended March 31, 2017.

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

The following tables present the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
By class:	Pass (Risk Ratings 1-5)(1)	Special	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,323,022	$5,424	$32,649	$—	$—	$1,361,095
Investment properties	1,985,876	10,649	15,093	—	—	2,011,618
Multifamily real estate	253,100	—	1,146	—	—	254,246
Commercial construction	141,505	—	—	—	—	141,505
Multifamily construction	114,728	—	—	—	—	114,728
One- to four-family construction	362,563	—	3,628	—	—	366,191
Land and land development:
Residential	149,048	—	2,601	—	—	151,649
Commercial	25,682	—	3,915	—	—	29,597
Commercial business	1,154,776	15,937	53,828	—	—	1,224,541
Agricultural business, including secured by farmland	296,883	8,501	7,990	—	—	313,374
One- to four-family residential	796,664	942	5,385	—	—	802,991
Consumer:
Consumer secured by one- to four-family	490,977	3	2,515	—	—	493,495
Consumer—other	155,763	80	382	—	—	156,225
Total	$7,250,587	$41,536	$129,132	$—	$—	$7,421,255

	December 31, 2016
By class:	Pass (Risk Ratings 1-5)(1)	Special	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,313,142	$14,394	$25,463	$—	$—	$1,352,999
Investment properties	1,948,822	23,846	13,668	—	—	1,986,336
Multifamily real estate	247,258	—	892	—	—	248,150
Commercial construction	124,068	—	—	—	—	124,068
Multifamily construction	124,126	—	—	—	—	124,126
One- to four-family construction	371,636	—	4,068	—	—	375,704
Land and land development:
Residential	167,764	—	2,240	—	—	170,004
Commercial	25,090	—	4,094	—	—	29,184
Commercial business	1,148,585	35,036	24,258	—	—	1,207,879
Agricultural business, including secured by farmland	356,656	3,335	9,165	—	—	369,156
One- to four-family residential	807,837	967	4,273	—	—	813,077
Consumer:
Consumer secured by one- to four-family	490,877	5	2,327	2	—	493,211
Consumer—other	156,547	108	594	5	—	157,254
Total	$7,282,408	$77,691	$91,042	$7	$—	$7,451,148

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of March 31, 2017 and December 31, 2016, in the commercial business category, $242.3 million and $225.0 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$5,940	$47	$1,662	$7,649	$11,639	$1,341,807	$1,361,095	$—	$2,461
Investment properties	454	—	4,337	4,791	10,391	1,996,436	2,011,618	—	4,449
Multifamily real estate	—	—	147	147	174	253,925	254,246	—	147
Commercial construction	—	—	—	—	—	141,505	141,505	—	—
Multifamily construction	—	—	—	—	—	114,728	114,728	—	—
One-to-four-family construction	2,195	—	—	2,195	840	363,156	366,191	—	—
Land and land development:
Residential	1,107	335	798	2,240	—	149,409	151,649	—	798
Commercial	—	—	977	977	2,937	25,683	29,597	—	977
Commercial business	3,129	481	1,369	4,979	3,416	1,216,146	1,224,541	—	2,700
Agricultural business, including secured by farmland	1,660	—	787	2,447	725	310,202	313,374	—	1,012
One- to four-family residential	2,813	636	2,547	5,996	312	796,683	802,991	545	3,386
Consumer:
Consumer secured by one- to four-family	1,161	—	816	1,977	11	491,507	493,495	297	1,198
Consumer—other	557	96	13	666	56	155,503	156,225	—	87
Total	$19,016	$1,595	$13,453	$34,064	$30,501	$7,356,690	$7,421,255	$842	$17,215

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$1,938	$—	$2,538	$4,476	$13,281	$1,335,242	$1,352,999	$—	$3,373
Investment properties	117	—	5,447	5,564	10,168	1,970,604	1,986,336	701	4,864
Multifamily real estate	—	—	147	147	139	247,864	248,150	147	—
Commercial construction	—	—	—	—	—	124,068	124,068	—	—
Multifamily construction	—	—	—	—	—	124,126	124,126	—	—
One-to-four-family construction	—	—	—	—	862	374,842	375,704	—	—
Land and land development:
Residential	48	—	750	798	—	169,206	170,004	—	750
Commercial	—	—	998	998	3,016	25,170	29,184	—	998
Commercial business	2,314	647	1,591	4,552	3,821	1,199,506	1,207,879	—	3,074
Agricultural business, including secured by farmland	360	1,244	2,768	4,372	684	364,100	369,156	—	3,229
One-to four-family residential	1,793	249	2,110	4,152	274	808,651	813,077	1,233	2,263
Consumer:
Consumer secured by one- to four-family	932	160	986	2,078	18	491,115	493,211	61	1,660
Consumer—other	1,421	154	147	1,722	59	155,473	157,254	11	215
Total	$8,923	$2,454	$17,482	$28,859	$32,322	$7,389,967	$7,451,148	$2,153	$20,426

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,993	$1,360	$34,252	$16,533	$2,967	$2,238	$4,104	$3,550	$85,997
Provision for loan losses	(591)	18	(4,871)	4,688	324	(409)	5	2,836	2,000
Recoveries	70	—	83	173	113	145	94	—	678
Charge-offs	—	—	—	(1,626)	(159)	—	(363)	—	(2,148)
Ending balance	$20,472	$1,378	$29,464	$19,768	$3,245	$1,974	$3,840	$6,386	$86,527

	March 31, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$419	$62	$323	$62	$238	$229	$11	$—	$1,344
Collectively evaluated for impairment	20,053	1,316	29,122	19,706	3,007	1,745	3,829	6,386	85,164
Purchased credit-impaired loans	—	—	19	—	—	—	—	—	19
Total allowance for loan losses	$20,472	$1,378	$29,464	$19,768	$3,245	$1,974	$3,840	$6,386	$86,527

Loan balances:
Individually evaluated for impairment	$9,506	$347	$4,006	$2,710	$3,815	$6,653	$220	$—	$27,257
Collectively evaluated for impairment	3,341,177	253,725	795,887	1,218,415	308,834	796,026	649,433	—	7,363,497
Purchased credit-impaired loans	22,030	174	3,777	3,416	725	312	67	—	30,501
Total loans	$3,372,713	$254,246	$803,670	$1,224,541	$313,374	$802,991	$649,720	$—	$7,421,255

	For the Three Months Ended March 31, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008
Provision for loan losses	(842)	(1,342)	1,716	681	1,187	(2,574)	2,822	(1,648)	—
Recoveries	38	—	471	720	17	12	207	—	1,465
Charge-offs	(180)	—	—	(139)	(567)	—	(390)	—	(1,276)
Ending balance	$19,732	$2,853	$29,318	$15,118	$4,282	$2,170	$3,541	$1,183	$78,197

	March 31, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$578	$68	$382	$60	$—	$557	$9	$—	$1,654
Collectively evaluated for impairment	19,144	2,784	28,881	15,058	4,282	1,613	3,529	1,183	76,474
Purchased credit-impaired loans	10	1	55	—	—	—	3	—	69
Total allowance for loan losses	$19,732	$2,853	$29,318	$15,118	$4,282	$2,170	$3,541	$1,183	$78,197

Loan balances:
Individually evaluated for impairment	$8,432	$355	$4,183	$1,402	$563	$9,277	$402	$—	$24,614
Collectively evaluated for impairment	3,086,549	304,982	624,022	1,216,477	338,356	901,156	636,572	—	7,108,114
Purchased credit impaired loans	38,296	1,682	3,925	7,036	1,431	286	615	—	53,271
Total loans	$3,133,277	$307,019	$632,130	$1,224,915	$340,350	$910,719	$637,589	$—	$7,185,999

Note 5:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of the period	$11,081	$11,627
Additions from loan foreclosures	—	2
Additions from acquisitions	—	400
Proceeds from dispositions of REO	(9,193)	(4,666)
Gain on sale of REO	1,202	49
Valuation adjustments in the period	(50)	(205)
Balance, end of the period	$3,040	$7,207

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. At March 31, 2017 and December 31, 2016, the Company had $917,000 of foreclosed one- to four-family residential real estate properties held as REO. The recorded investment in one- to four-family residential loans in the process of foreclosure was $1.1 million at March 31, 2017 compared with $715,000 at December 31, 2016.

Note 6:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At March 31, 2017, intangible assets are comprised of goodwill, CDI, and favorable leasehold intangibles (LHI) acquired in business combinations. Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed annually for impairment. At December 31, 2016, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value. The adjustments to goodwill in 2016 relate to changes in the preliminary goodwill recorded for the merger of Banner Bank and AmericanWest Bank (AmericanWest) in October, 2015, including adjustments to loan discount, deferred taxes and REO valuations.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended March 31, 2017 and the year ended December 31, 2016 (in thousands):

	Goodwill	CDI	Favorable LHI	Total
Balance, December 31, 2015	$247,738	$36,762	$710	$285,210
Amortization	—	(7,061)	(249)	(7,310)
Adjustments to goodwill	(3,155)	—	—	(3,155)
Balance, December 31, 2016	244,583	29,701	461	274,745
Amortization	—	(1,624)	(50)	(1,674)
Balance, March 31, 2017	$244,583	$28,077	$411	$273,071

The following table presents the estimated amortization expense with respect to CDI for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2017	$4,708
2018	5,609
2019	4,889
2020	4,169
2021	3,447
Thereafter	5,255
$28,077

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three months ended March 31, 2017 and 2016, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.09 billion and $2.05 billion at March 31, 2017 and December 31, 2016, respectively.  Custodial accounts maintained in connection with this servicing totaled $8.0 million and $10.3 million at March 31, 2017 and December 31, 2016, respectively.

An analysis of our mortgage servicing rights for the three months ended March 31, 2017 and 2016 is presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of the period	$15,249	$13,295
Additions—amounts capitalized	945	1,204
Amortization (1)	(922)	(823)
Balance, end of the period (2)	$15,272	$13,676

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully amortized if the loan repays in full.

(2)	There was no valuation allowance as of March 31, 2017 and 2016.

Note 7:  DEPOSITS

Deposits consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Non-interest-bearing accounts	$3,213,044	$3,140,451
Interest-bearing checking	928,232	914,484
Regular savings accounts	1,592,023	1,523,391
Money market accounts	1,543,943	1,497,755
Total interest-bearing transaction and saving accounts	4,064,198	3,935,630
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	992,896	884,403
Certificates of deposit greater than $250,000	151,822	160,930
Total certificates of deposit(1)	1,144,718	1,045,333
Total deposits	$8,421,960	$8,121,414
Included in total deposits:
Public fund transaction and savings accounts	$206,243	$221,765
Public fund interest-bearing certificates	31,024	25,650
Total public deposits	$237,267	$247,415
Total brokered deposits	$171,521	$34,074

(1)	Certificates of deposit include $293,000 and $426,000 of acquisition premiums at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, the Company had certificates of deposit of $154.3 million and $165.4 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificate accounts at March 31, 2017 are as follows (dollars in thousands):

	March 31, 2017
	Amount	Weighted Average Rate
Maturing in one year or less	$866,735	0.46%
Maturing after one year through two years	138,626	0.75
Maturing after two years through three years	84,991	1.07
Maturing after three years through four years	24,832	1.17
Maturing after four years through five years	26,310	1.10
Maturing after five years	3,224	1.27
Total certificates of deposit	$1,144,718	0.57%

Note 8:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2017 and December 31, 2016, whether or not measured at fair value in the Consolidated Statements of Financial Condition (in thousands):

		March 31, 2017		December 31, 2016
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$300,708	$300,708	$247,719	$247,719
Securities—trading	2,3	24,753	24,753	24,568	24,568
Securities—available-for-sale	2	1,223,764	1,223,764	800,917	800,917
Securities—held-to-maturity	2,3	266,391	269,402	267,873	270,528
Loans held for sale	2	86,707	87,937	246,353	246,815
Loans receivable	3	7,421,255	7,303,871	7,451,148	7,337,608
FHLB stock	3	10,334	10,334	12,506	12,506
Bank-owned life insurance	1	159,948	159,948	158,936	158,936
Mortgage servicing rights	3	15,272	18,846	15,249	16,740
Derivatives:
Interest rate swaps	2	7,268	7,268	8,330	8,330
Interest rate lock and forward sales commitments	2	628	628	482	482
Liabilities:
Demand, interest checking and money market accounts	2	5,685,219	5,685,219	5,552,690	5,552,690
Regular savings	2	1,592,023	1,592,023	1,523,391	1,523,391
Certificates of deposit	2	1,144,718	1,127,412	1,045,333	1,028,866
FHLB advances	2	213	213	54,216	54,216
Other borrowings	2	120,245	120,245	105,685	105,685
Junior subordinated debentures	3	96,040	96,040	95,200	95,200
Derivatives:
Interest rate swaps	2	7,268	7,268	8,330	8,330
Interest rate lock and forward sales commitments	2	337	337	289	289

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency obligations	$—	$1,322	$—	$1,322
Municipal bonds	—	334	—	334
Corporate Bonds (Trust Preferred Securities)	—	—	21,361	21,361
Mortgage-backed or related securities	—	1,617	—	1,617
Equity securities	—	119	—	119
	—	3,392	21,361	24,753
Securities—available-for-sale
U.S. Government and agency obligations	—	90,672	—	90,672
Municipal bonds	—	110,545	—	110,545
Corporate bonds	—	10,558	—	10,558
Mortgage-backed or related securities	—	983,198	—	983,198
Asset-backed securities	—	28,693	—	28,693
Equity securities	—	98	—	98
	—	1,223,764	—	1,223,764

Loans held for sale	—	7,282	—	7,282

Derivatives
Interest rate swaps	—	7,268	—	7,268
Interest rate lock and forward sales commitments	—	628	—	628
	$—	$1,242,334	$21,361	$1,263,695

Liabilities:
Advances from FHLB	$—	$213	$—	$213
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	96,040	96,040
Derivatives
Interest rate swaps	—	7,268	—	7,268
Interest rate lock and forward sales commitments	—	337	—	337
	$—	$7,818	$96,040	$103,858

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency obligations	$—	$1,326	$—	$1,326
Municipal bonds	—	335	—	335
Corporate Bonds (Trust Preferred Securities)	—	—	21,143	21,143
Mortgage-backed securities	—	1,641	—	1,641
Equity securities	—	123	—	123
	—	3,425	21,143	24,568
Securities—available-for-sale
U.S. Government and agency obligations	—	56,978	—	56,978
Municipal bonds	—	109,853	—	109,853
Corporate bonds	—	10,283	—	10,283
Mortgage-backed securities	—	594,712	—	594,712
Asset-backed securities	—	28,993	—	28,993
Equity securities	—	98	—	98
	—	800,917	—	800,917

Loans held for sale	—	9,600	—	9,600

Derivatives
Interest rate swaps	—	8,330	—	8,330
Interest rate lock and forward sales commitments	—	482	—	482
	$—	$822,754	$21,143	$843,897

Liabilities:
Advances from FHLB	$—	$54,216	$—	$54,216
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	95,200	95,200
Derivatives
Interest rate swaps	—	8,330	—	8,330
Interest rate lock and forward sales commitments	—	289	—	289
	$—	$62,835	$95,200	$158,035

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

Loans Held for Sale: Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. Fair values for multifamily loans held for sale are calculated based on discounted cash flows using as a discount rate a combination of market spreads for similar loan types added to selected index rates.

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

Junior Subordinated Debentures:  The fair value of junior subordinated debentures is estimated using a discounted cash flow approach. The significant inputs included in the estimation of fair value are the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability. The Company utilizes an external valuation firm to validate the reasonableness of the credit risk adjusted spread used to determine the fair value. The junior subordinated debentures are carried at fair value which represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, management has classified this as a Level 3 fair value measure.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2017 and December 31, 2016.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at March 31, 2017 and December 31, 2016:

			Weighted Average Rate
Financial Instruments	Valuation Techniques	Unobservable Inputs	March 31, 2017	December 31, 2016
Corporate Bonds (TPS securities)	Discounted cash flows	Discount rate	6.15%	6.00%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.15	6.00
Impaired loans	Collateral Valuations	Discount to appraised value	25%	n/a
REO	Appraisals	Discount to appraised value	0% to 45%	0% to 45%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of March 31, 2017, or the passage of time, will result in negative fair value adjustments. At March 31, 2017, the discount rate utilized was based on a credit spread of 500 basis points and three-month LIBOR of 115 basis points.

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31, 2017
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures
Beginning balance	$21,143	$95,200
Total gains or losses recognized
Assets gains	218	—
Liabilities losses	—	840
Ending balance at March 31, 2017	$21,361	$96,040

	Three Months Ended
	March 31, 2016
	Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures
Beginning balance	$18,699	$92,480
Total gains or losses recognized
Assets gains	119	—
Liabilities losses	—	399
Purchases, issuances and settlements, including acquisitions	1,725	—
Ending balance at March 31, 2016	$20,543	$92,879

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$680	$680
REO	—	—	3,040	3,040

	December 31, 2016
	Level 1	Level 2	Level 3	Total
REO	—	—	11,081	11,081

The following table presents the gains (losses) resulting from non-recurring fair value adjustments for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Impaired loans	$—	$(16)
REO	(50)	(205)
Total gain (loss) from non-recurring measurements	$(50)	$(221)

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

Note 9:  INCOME TAXES AND DEFERRED TAXES

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

As of March 31, 2017, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah and Idaho state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Tax credit investments	$4,455	$4,654
Unfunded commitments—tax credit investments	$665	$665

The following table presents other information related to the Company's tax credit investments for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Tax credits and other tax benefits recognized	$285	$284
Tax credit amortization expense included in provision for income taxes	$199	$168

Note 10:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2017	2016
Net income	$23,793	$17,774

Basic weighted average shares outstanding	32,933,444	34,023,800
Plus unvested restricted stock	118,015	79,927
Diluted weighted shares outstanding	33,051,459	34,103,727
Earnings per common share
Basic	$0.72	$0.52
Diluted	$0.72	$0.52

Options to purchase an additional 5,000 shares of common stock were outstanding as of March 31, 2017, but were not included in the computation of diluted earnings per share because their exercise price was significantly greater than the average market price of common shares which would not dilute earnings per share. Also, as of March 31, 2017, warrants expiring on November 21, 2018, to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of common shares.

Note 11:  STOCK-BASED COMPENSATION PLANS

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

As of March 31, 2017, the Company had granted 272,741 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 233,920 shares had vested and 38,821 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of March 31, 2017, 237,735 restricted stock shares and 26,154 restricted stock units have been granted under the 2014 Plan of which 66,721 restricted stock shares and 18,331 restricted stock units have vested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $1.1 million and $1.1 million for the three-month periods ended March 31, 2017 and March 31, 2016, respectively. Unrecognized compensation expense for these awards as of March 31, 2017 was $5.7 million and will be amortized over the next 34 months.

Note 12:  COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases 111 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	March 31, 2017	December 31, 2016
Commitments to extend credit	$2,271,666	$2,204,795
Standby letters of credit and financial guarantees	14,646	17,694
Commitments to originate loans	62,555	69,833
Risk participation agreement	11,645	7,488

Derivatives also included in Note 14:
Commitments to originate loans held for sale	63,299	69,487
Commitments to sell loans secured by one- to four-family residential properties	34,198	36,907
Commitments to sell securities related to mortgage banking activities	33,500	44,000

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $2.4 million and $3.6 million at March 31, 2017 and December 31, 2016, respectively.

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

The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three months ended March 31, 2017 or March 31, 2016. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at March 31, 2017.

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

NOTE 13: DERIVATIVES AND HEDGING

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

As of March 31, 2017 and December 31, 2016, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$4,615	$594	$5,855	$660	$4,615	$594	$5,855	$660

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

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

As of March 31, 2017 and December 31, 2016, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$317,027	$6,674	$309,936	$7,670	$317,027	$6,674	$309,936	$7,670
Mortgage loan commitments	36,287	391	42,296	30	27,012	141	27,191	174
Forward sales contracts	34,198	237	71,192	452	33,500	196	9,715	115
	$387,512	$7,302	$423,424	$8,152	$377,539	$7,011	$346,842	$7,959

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps that were not designated in hedge relationships (with a fair value of $727,000 at March 31, 2017 and $822,000 at December 31, 2016), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended March 31,
		2017	2016
Mortgage loan commitments	Mortgage banking operations	$361	$563
Forward sales contracts	Mortgage banking operations	(474)	(273)
		$(113)	$290

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at March 31, 2017 or December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value. As of March 31, 2017 and December 31, 2016, the termination value of derivatives in a net liability position related to these agreements was $6.3 million and $7.6 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $28.9 million and $29.3 million as of March 31, 2017 and December 31, 2016, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following tables illustrate the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$7,268	$—	$7,268	$(458)	$—	$6,810
	$7,268	$—	$7,268	$(458)	$—	$6,810

Derivative liabilities
Interest rate swaps	$7,268	$—	$7,268	$(458)	$(6,304)	$506
	$7,268	$—	$7,268	$(458)	$(6,304)	$506

	December 31, 2016
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$8,330	$—	$8,330	$(362)	$—	$7,968
	$8,330	$—	$8,330	$(362)	$—	$7,968

Derivative liabilities
Interest rate swaps	$8,330	$—	$8,330	$(362)	$(7,557)	$411
	$8,330	$—	$8,330	$(362)	$(7,557)	$411

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2017, its 187 branch offices and 11 loan production offices located in Washington, Oregon, California, Utah and Idaho.  Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of March 31, 2017, we had total consolidated assets of $10.07 billion, total loans of $7.42 billion, total deposits of $8.42 billion and total shareholders’ equity of $1.32 billion.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located in the San Juan Islands.  The Banks’ primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding their offices in portions of Washington, Oregon, California, Utah and Idaho.  Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family and multifamily residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans and consumer loans.

Banner Corporation's successful execution of its super community bank model and strategic initiatives has delivered solid profitability and growth in recent years. We continue to execute on our goals to maintain the Company's moderate risk profile as well as to develop and continue strong earnings momentum. Highlights of this success have included maintaining strong asset quality, outstanding client acquisition and account growth, increased non-interest-bearing deposit balances and strong revenue generation from core operations.

For the quarter ended March 31, 2017, our net income was $23.8 million, or $0.72 per diluted share, compared to net income of $17.8 million, or $0.52 per diluted share, for the quarter ended March 31, 2016. Our net income for the quarter ended March 31, 2016 was negatively impacted by $6.8 million of acquisition-related expenses, which net of related tax benefits reduced earnings per diluted share by $0.13. There were no acquisition-related expenses in the quarter ended March 31, 2017.

Highlights for the current quarter included additional client acquisition, solid asset quality, strong revenues from core operations, and growth in core deposits. Compared to the same quarter a year ago, we had a significant increase in net interest income as well as increases non-interest income, all reflecting the organic growth of the Company.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $3.8 million, or 4%, to $94.9 million for the quarter ended March 31, 2017, compared to $91.0 million for the same quarter one year earlier. This increase in net interest income reflects the organic growth in earning assets, the change in the mix of earning assets and continued strong net interest margin.

Our net income also is affected by the level of our non-interest income, including deposit fees and other service charges, results of mortgage banking operations, which includes loan origination and servicing fees and gains and losses on the sale of loans, and gains and losses on the sale of loans and securities, as well as our non-interest expenses, provisions for loan losses and income tax provisions. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value.

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the first quarter of 2017 increased $4.7 million, or 4%, to $115.7 million, compared to $111.0 million for the same period a year earlier, as a result of increased net interest income as well as increased deposit fees and service charges and increased miscellaneous income.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $20.8 million for the quarter ended March 31, 2017, compared to $20.0 million for the quarter ended March 31, 2016.

Our total revenues, excluding changes in the fair value of financial instruments and the net gain on sale of securities, which we believe are more indicative of our core operations, also were strong at $116.4 million for the quarter ended March 31, 2017, a $5.4 million, or 5%, increase compared to $111.0 million for the same period a year earlier.

Our non-interest expense decreased in the first quarter of 2017 compared to a year earlier largely as a result of $6.8 million of acquisition-related expenses in the first quarter of 2016.  Non-interest expense was $78.1 million for the quarter ended March 31, 2017, compared to $84.0 million for the same quarter a year earlier.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $2.0 million provision for loan losses in the quarter ended March 31, 2017, primarily due to new loan originations and the renewal of acquired loans out of the discounted loan portfolios, compared to a $2.0 million loan loss provision recorded in the fourth quarter of 2016 and no provision recorded for the comparable period a year ago. The allowance for loan losses at March 31, 2017 was $86.5 million, representing 479% of non-performing loans. Non-performing loans were $18.1 million at March 31, 2017, compared to $22.6 million at December 31, 2016 and $15.6 million a year earlier. (See Note 5, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

During 2016 our strategy was to maintain assets below $10.0 billion through December 31, 2016. Remaining below $10.0 billion through the year end had the beneficial effect of delaying the adverse impact on our future operating results from certain enhanced regulatory compliance requirements and the Durbin Amendment cap on interchange fees. Beginning in 2017, we renewed our leveraging strategy resulting in a $274.7 million increase in total assets during the first quarter of 2017, further enhancing our revenue growth.

Non-GAAP financial measures: Non-interest income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on the sale of securities and, in certain periods, acquisition-related costs are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended March 31,
	2017	2016
REVENUE FROM CORE OPERATIONS:
Net interest income	$94,854	$91,043
Total non-interest income	20,845	19,959
Total GAAP revenue	115,699	111,002
Exclude net gain on sale of securities	(13)	(21)
Exclude change in valuation of financial instruments carried at fair value	688	(29)
Revenue from core operations (non-GAAP)	$116,374	$110,952

NON-INTEREST INCOME FROM CORE OPERATIONS:
Total non-interest income (GAAP)	$20,845	$19,959
Exclude net gain on sale of securities	(13)	(21)
Exclude change in valuation of financial instruments carried at fair value	688	(29)
Total non-interest income from core operations (non-GAAP)	$21,520	$19,909

EARNINGS FROM CORE OPERATIONS:
Net income (GAAP)	$23,793	$17,774
Exclude net gain on sale of securities	(13)	(21)
Exclude change in valuation of financial instruments carried at fair value	688	(29)
Exclude acquisition related costs	—	6,813
Exclude related tax benefit	(243)	(2,417)
Total earnings from core operations (non-GAAP)	$24,225	$22,120
Diluted earnings per share (GAAP)	$0.72	$0.52
Diluted core earnings per share (non-GAAP)	$0.73	$0.65

	For the Three Months Ended March 31,
	2017	2016
ACQUISITION ACCOUNTING IMPACT ON NET INTEREST MARGIN:
Net interest income (GAAP)	$94,854	$91,043
Exclude discount accretion on purchased loans	(1,777)	(1,689)
Exclude premium amortization on acquired certificates of deposit	(132)	(461)
Net interest income before acquisition accounting impact (non-GAAP)	$92,945	$88,893

Average interest-earning assets (GAAP)	$9,050,953	$8,868,264
Exclude average net loan discount on acquired loans	30,058	43,347
Average interest-earning assets before acquired loan discount (non-GAAP)	$9,081,011	$8,911,611

Net interest margin (GAAP)	4.25%	4.13%
Exclude impact on net interest margin from discount accretion	(0.08)	(0.08)
Exclude impact on net interest margin from certificates of deposit premium amortization	(0.01)	(0.02)
Exclude impact of net loan discount on average earning assets	(0.01)	(0.02)
Net margin before acquisition accounting impact (non-GAAP)	4.15%	4.01%

ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$78,078	$84,034
Exclude acquisition-related costs	—	(6,813)
Exclude CDI amortization	(1,624)	(1,808)
Exclude B&O tax expense	(799)	(838)
Exclude REO gain (loss)	966	(397)
Adjusted non-interest expense (non-GAAP)	$76,621	$74,178

Net interest income (GAAP)	$94,854	$91,043
Non-interest income (GAAP)	20,845	19,959
Total revenue	115,699	111,002
Exclude net gain on sale of securities	(13)	(21)
Exclude net change in valuation of financial instruments carried at fair value	688	(29)
Adjusted revenue (non-GAAP)	$116,374	$110,952

Efficiency ratio (GAAP)	67.48%	75.70%
Adjusted efficiency ratio (non-GAAP)	65.84%	66.86%

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

TANGIBLE COMMON SHAREHOLDERS' EQUITY TO TANGIBLE ASSETS
	March 31, 2017	December 31, 2016	March 31, 2016
Shareholders’ equity (GAAP)	$1,323,404	$1,305,710	$1,320,155
Exclude goodwill and other intangible assets, net	273,071	274,745	280,409
Tangible common shareholders’ equity (non-GAAP)	$1,050,333	$1,030,965	$1,039,746
Total assets (GAAP)	$10,068,378	$9,793,668	$9,745,594
Exclude goodwill and other intangible assets, net	273,071	274,745	280,409
Total tangible assets (non-GAAP)	$9,795,307	$9,518,923	$9,465,185
Common shareholders’ equity to total assets (GAAP)	13.14%	13.33%	13.55%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	10.72%	10.83%	10.98%

TANGIBLE COMMON SHAREHOLDERS' EQUITY PER SHARE
Tangible common shareholders' equity (non-GAAP)	$1,050,333	$1,030,965	$1,039,746
Common shares outstanding at end of period	33,152,864	33,193,387	34,221,451
Common shareholders' equity (book value) per share (GAAP)	$39.92	$39.34	$38.58
Tangible common shareholders' equity (tangible book value) per share (non-GAAP)	$31.68	$31.06	$30.38

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2016.  For additional information concerning critical accounting policies, see the Selected Notes to the Consolidated Financial Statements and the following:

Interest Income:   (Notes 3 and 4)  Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the amounts owed, principal or interest, may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Provision and Allowance for Loan Losses:  (Note 4)  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income.

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

Fair Value Accounting and Measurement: (Note 8)  We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.  For more information regarding fair value accounting, please refer to Note 8 in the Selected Notes to the Consolidated Financial Statements.

Acquired Loans: (Note 4) Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired (PCI) loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. Any subsequent deterioration in credit quality is recognized by recording a provision for loan losses.

Goodwill: (Note 6) Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is a two-step process. The first step compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the carrying amount exceeds its fair value, then goodwill impairment may be indicated. The second step allocates the reporting units fair value to its assets and liabilities. If the unallocated fair value does not exceed the carrying amount of goodwill then an impairment loss would be recognized as a charge to earnings.

Other Intangible Assets:  (Note 6)  Other intangible assets consists primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Other intangibles also include favorable leasehold intangibles (LHI). LHI represents the value assigned to leases assumed in an acquisition in which the lease terms are favorable compared to a market lease at the date of acquisition. LHI is amortized over the underlying lease term and is reviewed at least annually for events or circumstances that could impair the value.

Mortgage Servicing Rights: (Note 6) Mortgage servicing rights (MSRs) are recognized as separate assets when rights are acquired through purchase or through sale of loans.  Generally, purchased MSRs are capitalized at the cost to acquire the rights.  For sales of mortgage loans, the value of the MSR is estimated and capitalized.  Fair value is based on market prices for comparable mortgage servicing contracts.  Capitalized MSRs are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Real Estate Owned Held for Sale:  (Note 5)  Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property may be capitalized, while other holding costs are expensed.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

Income Taxes and Deferred Taxes:  (Note 9)  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon, California, Idaho and Utah.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

General:  Total assets increased $274.7 million, to $10.07 billion at March 31, 2017, from $9.79 billion at December 31, 2016. The increase in total assets reflects the re-leveraging of the balance sheet following our previously announced strategy to maintain total assets below $10.0 billion through December 31, 2016. The increase was largely the result of increases in securities which was primarily funded by an increase in total deposits.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. We had a $30.4 million decrease in net loans during the three months ended March 31, 2017, primarily reflecting seasonal factors and continuing repayments on one-to four-family loans.

At March 31, 2017, our net loan portfolio totaled $7.33 billion compared to $7.37 billion at December 31, 2016 and $7.11 billion at March 31, 2016.

The following table sets forth the composition of the Company's loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Prior Yr End	Prior Year
Commercial real estate:
Owner occupied	$1,361,095	$1,352,999	$1,328,034	0.60%	2.49%
Investment properties	2,011,618	1,986,336	1,805,243	1.27	11.43
Multifamily real estate	254,246	248,150	307,019	2.46	(17.19)
Commercial construction	141,505	124,068	87,711	14.05	61.33
Multifamily construction	114,728	124,126	79,737	(7.57)	43.88
One- to four-family construction	366,191	375,704	297,348	(2.53)	23.15
Land and land development:
Residential	151,649	170,004	142,841	(10.80)	6.17
Commercial	29,597	29,184	24,493	1.42	20.84
Commercial business	1,224,541	1,207,879	1,224,915	1.38	(0.03)
Agricultural business including secured by farmland	313,374	369,156	340,350	(15.11)	(7.93)
One- to four-family real estate	802,991	813,077	910,719	(1.24)	(11.83)
Consumer:
Consumer secured by one- to four-family real estate	493,495	493,211	481,590	0.06	2.47
Consumer-other	156,225	157,254	155,999	(0.65)	0.14
Total loans receivable	$7,421,255	$7,451,148	$7,185,999	(0.40)%	3.27%

Our commercial real estate loans for both owner-occupied and investment properties totaled $3.37 billion, or 45% of our loan portfolio at March 31, 2017. In addition, multifamily residential real estate loans totaled $254.2 million and comprised 3% of our loan portfolio. Commercial real estate loans increased by $33.4 million during the first three months of 2017, while multifamily real estate loans increased by $6.1 million. While multifamily real estate loans remain a modest portion of our loan portfolio, originations and sales of multifamily real estate loans have made a significant contribution to our mortgage banking revenue.

We also originate construction, land and land development loans, which totaled $803.7 million, or 11% of our loan portfolio at March 31, 2017. Our residential construction loans are a significant component of construction lending. Originations for residential construction loans have increased in recent years as builders have expanded production and experienced strong sales in many markets where we operate. We have also experienced a meaningful increase in originations of construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family real estate loans upon completion of the homes and are often sold in the secondary market. Reflecting normal seasonal trends as well as particularly wet weather patterns which hampered construction and development activities, outstanding residential construction, land and land development balances decreased $27.9 million, or 5%, to $517.8 million at March 31, 2017 compared to $545.7 million at December 31, 2016 but increased $77.7 million, or 18%, compared to $440.2 million at March 31, 2016. Residential construction, land and land development loans represented approximately 7% of our total loan portfolio at March 31, 2017.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $117.2 million at March 31, 2017. Our commercial and agricultural business loans decreased $39.1 million, or 2%, to $1.54 billion at March 31, 2017, compared to $1.58 billion at December 31, 2016, and decreased $27.4 million, or 2%, compared to $1.57 billion at March 31, 2016, in each comparison primarily reflecting decreased agricultural loan balances. Commercial and agricultural business loans represented approximately 21% of our portfolio at March 31, 2017.

Our one- to four-family real estate loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. We are active originators of one- to four-family real estate loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family real estate loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At March 31, 2017, our outstanding balances of one- to four-family real estate loans decreased $10.1 million, or 1%, to $803.0 million, compared to $813.1 million at December 31, 2016, and decreased $107.7 million, or 12%, compared to $910.7 million at March 31, 2016. One- to four-family real estate loans represented 11% of our loan portfolio at March 31, 2017.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. Demand for consumer loans has continued to be modest in recent years, as we believe many consumers have been focused on reducing their personal debt. At March 31, 2017, consumer loans, including consumer loans secured by one- to four-family residences, decreased $745,000 to $649.7 million, compared to $650.5 million at December 31, 2016, but increased $12.1 million compared to $637.6 million at March 31, 2016.

The following table presents loans by geographic concentration at March 31, 2017, December 31, 2016 and March 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016		March 31, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$3,401,005	45.8%	$3,433,617	46.1%	$3,333,912	46.4%
Oregon	1,493,054	20.1	1,505,369	20.2	1,420,749	19.8
California	1,255,597	16.9	1,239,989	16.6	1,173,203	16.3
Idaho	471,519	6.4	495,992	6.7	493,905	6.9
Utah	281,379	3.8	283,890	3.8	289,082	4.0
Other	518,701	7.0	492,291	6.6	475,148	6.6
Total loans receivable	$7,421,255	100.0%	$7,451,148	100.0%	$7,185,999	100.0%

Loans held for sale decreased significantly to $86.7 million at March 31, 2017, compared to $246.4 million at December 31, 2016, largely due to the sale of $200.7 million of multifamily loans. Loans held for sale were $47.5 million at March 31, 2016. Loans held for sale at March 31, 2017 included $72.5 million of multifamily loans and $14.2 million of one- to four-family loans.

Investment Securities: Our total investment in securities increased $421.6 million from December 31, 2016 to $1.51 billion at March 31, 2017. Security purchases during the three-month period exceeded sales, paydowns and maturities reflecting the Company's re-leveraged balance sheet following the previously announced strategy to remain below $10 billion in assets through December 31, 2016. Purchases were primarily in mortgage-backed or related securities issued by government-sponsored entities. The average effective duration of Banner's securities portfolio was approximately 3.8 years at March 31, 2017. Net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were an increase of $152,000 in the three months ended March 31, 2017. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $2.4 million for the three months ended March 31, 2017, which was included net of the associated tax expense of $881,000 as a component of other comprehensive income and largely occurred as a result of modestly decreased market interest rates. (See Note 8 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

Deposits: Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Increasing core deposits (transaction and savings accounts) is a fundamental element of our business strategy. Much of the focus of our branch expansion over many years, including our recent acquisitions, and current marketing efforts has been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly directed towards remixing our deposits away from higher cost certificates of deposit and emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts. The long-term success of our deposit gathering activities is reflected not only in the growth of core deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to prior periods.

The following table sets forth the Company's deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Prior Yr End	Prior Year
Non-interest-bearing	$3,213,044	$3,140,451	$3,036,330	2.31%	5.82%
Interest-bearing checking	928,232	914,484	767,460	1.50	20.95
Regular savings accounts	1,592,023	1,523,391	1,327,558	4.51	19.92
Money market accounts	1,543,943	1,497,755	1,610,640	3.08	(4.14)
Interest-bearing transaction & savings accounts	4,064,198	3,935,630	3,705,658	3.27	9.68
Interest-bearing certificates	1,144,718	1,045,333	1,287,873	9.51	(11.12)
Total deposits	$8,421,960	$8,121,414	$8,029,861	3.70%	4.88%

Total deposits were $8.42 billion at March 31, 2017, compared to $8.12 billion at December 31, 2016 and $8.03 billion a year ago. The increase in total deposits compared to December 31, 2016 and March 31, 2016 reflects meaningful organic growth in the total balances and number of client relationships. Non-interest-bearing account balances increased 2% to $3.21 billion at March 31, 2017, compared to $3.14 billion at December 31, 2016, and increased 6% compared to $3.04 billion a year ago. Interest-bearing transaction and savings accounts increased 3% to $4.06 billion at March 31, 2017, compared to $3.94 billion at December 31, 2016, and increased 10% compared to $3.71 billion a year ago. Certificates of deposit increased 10% to $1.14 billion at March 31, 2017, compared to $1.05 billion at December 31, 2016 and decreased 11%

compared to $1.29 billion a year earlier. Brokered deposits totaled $171.5 million at March 31, 2017, compared to $34.1 million at December 31, 2016 and $135.6 million a year ago. Brokered deposits increased in the current quarter in connection with our purchases of investment securities. Core deposits represented 86% of total deposits at March 31, 2017, compared to 84% of total deposits a year earlier.

The following table presents deposits by geographic concentration at March 31, 2017, December 31, 2016 and March 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016		March 31, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$4,619,457	54.9%	$4,347,644	53.6%	$4,209,332	52.4%
Oregon	1,746,143	20.7	1,708,973	21.0	1,668,421	20.8
California	1,469,351	17.4	1,469,748	18.1	1,565,326	19.5
Idaho	429,850	5.1	447,019	5.5	428,681	5.3
Utah	157,159	1.9	148,030	1.8	158,101	2.0
Total deposits	$8,421,960	100.0%	$8,121,414	100.0%	$8,029,861	100.0%

Borrowings: FHLB advances decreased to $213,000 at March 31, 2017 from $54.2 million at December 31, 2016 as increased deposits were used to fund a larger portion of the balance sheet. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $14.6 million, or 14%, to $120.2 million at March 31, 2017, compared to $105.7 million at December 31, 2016. No additional junior subordinated debentures were issued or matured during the three months ended March 31, 2017; however, the estimated fair value of these instruments increased by $840,000. Junior subordinated debentures totaled $96.0 million at March 31, 2017 compared to $95.2 million at December 31, 2016.

Shareholders' Equity: Total shareholders' equity increased $17.7 million, or 1%, to $1.32 billion at March 31, 2017 compared to $1.31 billion at December 31, 2016. The increase in equity primarily reflects the year-to-date net income of $23.8 million, reduced by the accrual of $8.3 million of dividends to common shareholders. In addition, there was an improvement of $1.6 million in accumulated other comprehensive income representing unrealized gains, net of tax, on securities available-for-sale. During the quarter ended March 31, 2017, we did not have any repurchases of our common stock as part of our publicly announced repurchase plan, but 26,303 shares of restricted stock were forfeited and 14,571 of shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q.) Tangible common shareholders' equity, which excludes intangible assets, increased $19.4 million to $1.05 billion, or 10.72% of tangible assets at March 31, 2017, compared to $1.03 billion, or 10.83% of tangible assets at December 31, 2016.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

For the quarter ended March 31, 2017, net income was $23.8 million, or $0.72 per diluted share. This compares to net income of $17.8 million, or $0.52 per diluted share, for the quarter ended March 31, 2016. Our net income for the quarter ended March 31, 2016 was negatively impacted by $6.8 million of acquisition-related expenses, which net of related tax benefits reduced earnings $0.13 per diluted share.

Growth in average earning assets, coupled with a strong net interest margin, produced increased net interest income. This combined with an increase in non-interest income, resulted in an increase in revenues from core operations in the first quarter of 2017 compared to the same quarter a year earlier. Credit costs remained low in both periods, while non-interest expense decreased compared to the same quarter a year ago, as the prior year quarter included acquisition related expenses. Net income for the current quarter was solid, representing further progress on our strategic priorities and initiatives, and produced an annualized return on average assets of 0.97% for the current quarter.

Our earnings from core operations, which excludes net gains or losses on sales of securities, changes in the valuation of financial instruments carried at fair value, acquisition-related costs, and related tax benefits, were $24.2 million, or $0.73 per diluted share, for the quarter ended March 31, 2017, compared to $22.1 million, or $0.65 per diluted share, for the quarter ended March 31, 2016.

Net Interest Income. Net interest income increased by $3.8 million, or 4%, to $94.9 million for the quarter ended March 31, 2017, compared to $91.0 million for the same quarter one year earlier, as an increase of $182.7 million in the average balance of interest-earning assets produced strong growth for this key source of revenue. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans received in the acquisitions, which is accreted into loan interest income, as well as by net premiums on non-market-rate certificates of deposit assumed, which are amortized as a reduction to deposit interest expense. The net interest margin of 4.25% for the quarter ended March 31, 2017 included eight basis points as a result of accretion from acquisition accounting loan discounts, one basis point from the amortization of deposit premiums and one basis point as a result of the impact of the net loan acquisition discounts on average earning assets. This compares to net interest margin of 4.13% for the quarter ended March 31, 2016, which included 10 basis points from acquisition accounting adjustments. Excluding the effects of acquisition accounting, the net interest margin was 4.15% in the first quarter and 4.01% in the same quarter a year ago.  The increase compared to a year earlier primarily reflects higher average loan yields as well as the loan portfolio representing a proportionally larger portion of the average interest-earning asset mix.

Interest Income. Interest income for the quarter ended March 31, 2017 was $99.1 million, compared to $95.3 million for the same quarter in the prior year, an increase of $3.8 million, or 4%.  The increase in interest income occurred primarily as a result of an increase in the average balances of interest-earning assets, as the growth in average loans offset the decline in average investment securities. The average balance of interest-earning assets was $9.05 billion for the quarter ended March 31, 2017, compared to $8.87 billion for the same period a year earlier. The yield on average interest-earning assets was 4.44% for quarter ended March 31, 2017, compared to 4.32% for the same quarter one year earlier. The increase in yield between periods reflects a two basis point increase in the average yield on loans as well as a 19 basis point increase in the average yield on investment securities, and was enhanced by a change in the mix of interest-earning assets to include proportionately more loans. Average loans receivable for the quarter ended March 31, 2017 increased $386.5 million, or 5%, to $7.71 billion, compared to $7.32 billion for the same quarter in the prior year. Interest income on loans increased by $4.3 million, or 5%, to $91.3 million for the current quarter from $87.0 million for the quarter ended March 31, 2016, reflecting the impact of the increase in average loan balances and the two basis point change in the average yield on loans.  The increase in loan yields reflects the impact of higher Prime and Libor rates as well as changes in the loan portfolio. The acquisition accounting loan discount accretion and the related balance sheet impact added 11 basis points to the current quarter loan yield, compared to 12 basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) decreased to $1.34 billion for the quarter ended March 31, 2017 (excluding the effect of fair value adjustments), compared to $1.55 billion for the quarter ended March 31, 2016; and the interest and dividend income from those investments decreased by $535,000 compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 2.36% for the quarter ended March 31, 2017, from 2.17% for the same quarter one year earlier due to recent purchases at higher yields.

Interest Expense. Interest expense for the quarter ended March 31, 2017 was $4.2 million, compared to $4.3 million for the same quarter in the prior year. The consistent interest expense between periods reflects only a slight change in the average balance of funding liabilities and no change in the average cost of all funding liabilities.

Deposit interest expense decreased $155,000, or 5%, to $2.8 million for the quarter ended March 31, 2017, compared to $2.9 million for the same quarter in the prior year, as a result of decrease in the average cost of deposits. Average deposit balances increased to $8.21 billion for the quarter ended March 31, 2017, from $7.98 billion for the quarter ended March 31, 2016, while the average rate paid on deposit balances decreased to 0.14% in the first quarter of 2017 from 0.15% for the quarter ended March 31, 2016, reflecting the significant increase in average non-interest-bearing deposits. The acquisition accounting amortization of deposit premiums reduced the average rate paid on deposit balances by one basis point for the quarter ended March 31, 2017, compared to two basis points for the quarter ended March 31, 2016. The cost of interest-bearing deposits decreased by one basis point to 0.22% for the quarter ended March 31, 2017 compared to 0.23% in the same quarter a year earlier. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates and were not meaningfully impacted by the increase in short-term rates following the change in the Fed Funds target rate in December 2016 and March 2017. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, through organic growth meaningfully contributed to the decrease in our deposit costs.

Average total borrowings were $378.6 million for the quarter ended March 31, 2017, compared to $412.3 million for the same quarter one year earlier, while the average rate paid on total borrowings for the quarter ended March 31, 2017 increased to 1.55% from 1.28% for the same quarter one year earlier. The decrease in the average balance was primarily due to a $38.9 million decrease in average FHLB advances which reflects our funding a larger portion of the balance sheet with deposits. The decrease in average balances was offset by the increase in the average rate paid on total borrowings. Interest expense on total borrowings increased to $1.5 million for the quarter ended March 31, 2017 from $1.3 million for the quarter ended March 31, 2016.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$6,104,779	$72,549	4.82%	$5,707,882	$68,743	4.84%
Commercial/agricultural loans	1,464,532	16,546	4.58	1,471,638	16,025	4.38
Consumer and other loans	138,033	2,193	6.44	141,361	2,190	6.23
Total loans (1)	7,707,344	91,288	4.80	7,320,881	86,958	4.78
Mortgage-backed securities	842,071	4,647	2.24	1,004,836	5,390	2.16
Other securities	453,793	3,037	2.71	421,241	2,772	2.65
Interest-bearing deposits with banks	32,195	93	1.17	103,775	101	0.39
FHLB stock	15,550	31	0.81	17,531	80	1.84
Total investment securities	1,343,609	7,808	2.36	1,547,383	8,343	2.17
Total interest-earning assets	9,050,953	99,096	4.44	8,868,264	95,301	4.32
Non-interest-earning assets	923,165			900,296
Total assets	$9,974,118			$9,768,560
Deposits:
Interest-bearing checking accounts	$896,764	200	0.09	$934,072	196	0.08
Savings accounts	1,557,734	523	0.14	1,307,369	423	0.13
Money market accounts	1,522,470	651	0.17	1,620,524	862	0.21
Certificates of deposit	1,089,316	1,417	0.53	1,328,741	1,465	0.44
Total interest-bearing deposits	5,066,284	2,791	0.22	5,190,706	2,946	0.23
Non-interest-bearing deposits	3,148,520	—	—	2,788,372	—	—
Total deposits	8,214,804	2,791	0.14	7,979,078	2,946	0.15
Other interest-bearing liabilities:
FHLB advances	130,274	273	0.85	169,204	279	0.66
Other borrowings	108,091	74	0.28	102,865	75	0.29
Junior subordinated debentures	140,212	1,104	3.19	140,212	958	2.75
Total borrowings	378,577	1,451	1.55	412,281	1,312	1.28
Total funding liabilities	8,593,381	4,242	0.20	8,391,359	4,258	0.20
Other non-interest-bearing liabilities (2)	58,489			63,014
Total liabilities	8,651,870			8,454,373
Shareholders’ equity	1,322,248			1,314,187
Total liabilities and shareholders’ equity	$9,974,118			$9,768,560
Net interest income/rate spread		$94,854	4.24%		$91,043	4.12%
Net interest margin			4.25%			4.13%
Additional Key Financial Ratios:
Return on average assets			0.97%			0.73%
Return on average equity			7.30			5.44
Average equity / average assets			13.26			13.45
Average interest-earning assets / average interest-bearing liabilities			166.23			158.28
Average interest-earning assets / average funding liabilities			105.32			105.68
Non-interest income / average assets			0.85			0.82
Non-interest expense / average assets			3.17			3.46
Efficiency ratio (4)			67.48			75.70
Adjusted efficiency ratio (5)			65.84			66.86

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

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

Provision and Allowance for Loan Losses.

The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. During the quarter ended March 31, 2017, we recorded a $2.0 million provision for loans losses primarily as a result of new loan originations and the renewal of acquired loans out of the discounted loan portfolios, compared to a $2.0 million loan loss provision recorded in the fourth quarter of 2016 and no loan loss provision recorded in the comparable period a year ago. We continue to maintain an appropriately significant allowance for loan losses at March 31, 2017, reflecting growth in the related portfolio and current economic conditions.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the recent acquisitions. The discount on acquired loans was $29.4 million at March 31, 2017 compared to $31.1 million at December 31, 2016 and $42.3 million at March 31, 2016.

Net charge-offs were $1.5 million for the quarter ended March 31, 2017 compared to net recoveries of $189,000 for the same quarter in the prior year. The allowance for loan losses was $86.5 million at March 31, 2017 compared to $86.0 million at December 31, 2016 and $78.2 million at March 31, 2016. Included in our allowance at March 31, 2017 was an unallocated portion of $6.4 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for loan losses) increased to 1.17% at March 31, 2017, from 1.15% at December 31, 2016, and increased from 1.09% at March 31, 2016.

We believe that the allowance for loan losses as of March 31, 2017 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. We believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, although there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-interest Income. The following table presents the key components of non-interest income for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three months ended March 31,
	2017	2016	Change Amount	Change Percent
Deposit fees and other service charges	$12,186	$11,818	$368	3.1%
Mortgage banking operations	4,603	5,643	(1,040)	(18.4)
Bank owned life insurance	1,095	1,185	(90)	(7.6)
Miscellaneous	3,636	1,263	2,373	187.9
	21,520	19,909	1,611	8.1
Net gain (loss) on sale of securities	13	21	(8)	(38.1)
Net change in valuation of financial instruments carried at fair value	(688)	29	(717)	(2,472.4)
Total non-interest income	$20,845	$19,959	$886	4.4%

Non-interest income, which includes changes in the valuation of financial instruments carried at fair value, net gain or loss on sale of securities, and non-interest revenues from core operations, was $20.8 million for the quarter ended March 31, 2017, compared to $20.0 million for the same quarter in the prior year. Our non-interest income for the quarter ended March 31, 2017 included a $688,000 net loss for fair value adjustments and a $13,000 gain on sale of securities. By contrast, for the quarter ended March 31, 2016, fair value adjustments resulted in a net gain of $29,000 and we had a net gain of $21,000 on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 8 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Excluding the fair value adjustments and net gain on sale of securities, non-interest income from core operations increased by $1.6 million, or 8%, to $21.5 million for the quarter ended March 31, 2017, compared to $19.9 million for the quarter ended March 31, 2016 largely as a result of increased revenues from deposit fees and other service charges and increased miscellaneous income. Deposit fees and other service charges increased by $368,000, or 3%, for the quarter ended March 31, 2017 compared to the same period a year ago reflecting growth in the number of deposit accounts resulting in increased transaction activity. Miscellaneous income for the current quarter included a one-time gain of $2.5 million on the sale of a single loan that had been acquired a number of years ago as a partial settlement on a non-performing credit relationship and was carried at a significant discount to its contractual amount and eventual sales price. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased by $1.0 million for the quarter ended March 31, 2017 compared to the same period a year ago. Sales of multifamily loans in the current quarter resulted in gains of $70,000, while sales of multifamily loans generated $725,000 of gains in the same quarter a year ago. The gain on sale of multifamily loans was adversely impacted by higher market rates as that portion of the held-for-sale portfolio had not been hedged. Gains on the sale of one- to four-family loans were also adversely impacted by higher market rates although by a much smaller amount and total originations of one- to four-family loans were only modestly changed from the same quarter a year ago. Home purchase activity accounted for 64% of first quarter one- to four-family mortgage banking loan originations as compared to 61% for the first quarter last year.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016	Change Amount	Change Percent
Salaries and employee benefits	$46,063	$46,564	$(501)	(1.1)%
Less capitalized loan origination costs	(4,316)	(4,250)	(66)	1.6
Occupancy and equipment	11,996	10,388	1,608	15.5
Information/computer data services	3,994	4,920	(926)	(18.8)
Payment and card processing expenses	5,020	4,785	235	4.9
Professional services	5,152	2,614	2,538	97.1
Advertising and marketing	1,328	1,734	(406)	(23.4)
Deposit insurance	1,266	1,338	(72)	(5.4)
State/Municipal business and use taxes	799	838	(39)	(4.7)
REO operations	(966)	397	(1,363)	(343.3)
Amortization of core deposit intangibles	1,624	1,808	(184)	(10.2)
Miscellaneous	6,118	6,085	33	0.5
	78,078	77,221	857	1.1
Acquisition related costs	—	6,813	(6,813)	(100.0)
Total non-interest expense	$78,078	$84,034	$(5,956)	(7.1)%

Non-interest expenses decreased by $6.0 million, to $78.1 million for the quarter ended March 31, 2017, compared to $84.0 million for the quarter ended March 31, 2016. The decrease was primarily due to $6.8 million of acquisition-related costs in the first quarter of 2016.

Salary and employee benefits expense decreased $501,000, to $46.1 million for the quarter ended March 31, 2017, compared to $46.6 million for the quarter ended March 31, 2016. Occupancy and equipment expense increased $1.6 million, to $12.0 million for the quarter ended March 31, 2017, compared to $10.4 million for the quarter ended March 31, 2016. Information and computer data services decreased $926,000, for the quarter ended March 31, 2017. Professional services expense increased $2.5 million for the quarter ended March 31, 2017, compared to the same prior-year period, reflecting increased consulting services related to the development and enhancement of Banner Bank's risk management and Dodd Frank Act Stress Testing (DFAST) infrastructure. REO operations net costs were $1.4 million lower for the quarter ended March 31, 2017, compared to the same prior year period, largely due to a $1.2 million gain on the sale of a REO property. Miscellaneous expenses for the current quarter included accruals of $865,000 for customer refunds of certain deposit service fees charged in prior years, which was more than offset by the release of a $1.2 million reserve for possible losses on an unfunded commitment for a single credit relationship that was terminated.

Income Taxes. In the quarter ended March 31, 2017, we recognized $11.8 million in income tax expense for an effective tax rate of 33.2%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits and tax benefits related to restricted stock vesting. The tax benefits related to restricted stock vesting reduced the effective tax rate for the quarter ended March 31, 2017 by 0.6% as a result of the adoption of ASU No. 2016-09. Our normal, expected statutory income tax rate is 37.2%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the state income tax rates. For the quarter ended March 31, 2016, we recognized $9.2 million in income tax expense for an effective tax rate of 34.1%. For more discussion on our income taxes, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Achieving and maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. Our reserve levels are adequate and reflect current market conditions, in addition our impairment analysis and charge-off actions reflect current appraisals and valuation estimates. While our non-performing assets and credit costs have been materially reduced compared to past periods, we continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $21.3 million, or 0.21% of total assets, at March 31, 2017, from $33.8 million, or 0.35% of total assets, at December 31, 2016, and $23.0 million, or 0.24% of total assets, at March 31, 2016. Our allowance for loan losses was $86.5 million, or 479% of non-performing loans at March 31, 2017, compared to $86.0 million, or 381% of non-performing loans at December 31, 2016 and $78.2 million, or 501% of non-performing loans at March 31, 2016.  We believe our level of non-performing loans and assets is manageable and continue to believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion. The primary components of the $21.3 million in non-performing assets were $17.2 million in nonaccrual loans, $842,000 in loans more than 90 days delinquent and still accruing interest, and $3.2 million in REO and other repossessed assets.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At March 31, 2017, we had $17.2 million of restructured loans currently performing under their restructured terms.

Loans acquired in merger transactions with deteriorated credit quality are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $30.5 million at March 31, 2017, compared to $32.3 million at December 31, 2016 and $53.3 million at March 31, 2016.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$6,910	$8,237	$4,145
Multifamily	147	—	—
Construction and land	1,775	1,748	2,250
One- to four-family	3,386	2,263	4,803
Commercial business	2,700	3,074	1,558
Agricultural business, including secured by farmland	1,012	3,229	663
Consumer	1,285	1,875	906
	17,215	20,426	14,325
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	701	—
Multifamily	—	147	—
One- to four-family	545	1,233	1,039
Consumer	297	72	251
	842	2,153	1,290
Total non-performing loans	18,057	22,579	15,615
REO, net (2)	3,040	11,081	7,207
Other repossessed assets held for sale	162	166	202
Total non-performing assets	$21,259	$33,826	$23,024

Total non-performing loans to loans before allowance for loan losses	0.24%	0.30%	0.22%
Total non-performing loans to total assets	0.18%	0.23%	0.16%
Total non-performing assets to total assets	0.21%	0.35%	0.24%

Restructured loans (3)	$17,193	$18,907	$19,450

Loans 30-89 days past due and on accrual (4)	$22,214	$11,571	$28,264

(1)
Includes $1.0 million of nonaccrual restructured loans at March 31, 2017. For the quarter ended March 31, 2017, $187,000 in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

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

(3)	These loans were performing under their restructured terms at March 31, 2017.
(4) Includes purchased credit-impaired loans.

In addition to the non-performing loans and purchased credit-impaired loans as of March 31, 2017, we had other classified loans with an aggregate outstanding balance of $100.9 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

REO: REO decreased $8.0 million, to $3.0 million at March 31, 2017, compared to $11.1 million at December 31, 2016. The following table shows REO activity for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended
	Mar 31, 2017	Mar 31, 2016
Balance, beginning of period	$11,081	$11,627
Additions from loan foreclosures	—	2
Additions from acquisitions	—	400
Proceeds from dispositions of REO	(9,193)	(4,666)
Gain on sale of REO	1,202	49
Valuation adjustments in the period	(50)	(205)
Balance, end of period	$3,040	$7,207

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the three months ended March 31, 2017 and March 31, 2016, our loan originations including loans held for sale exceeded our loan repayments by $48.0 million and $144.9 million, respectively. During those periods we purchased loans and loan participations of $99.2 million and $70.6 million, respectively. This activity was funded primarily by sales of loans and increased deposits in 2017 and primarily from the sale of loans in 2016.

Our primary financing activity is gathering deposits. Increases in most deposit categories contributed to total deposits increasing by $300.5 million during the first three months of 2017. Certificates of deposit are generally more vulnerable to competition and price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At March 31, 2017, certificates of deposit amounted to $1.14 billion, or 14% of our total deposits, including $866.7 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) decreased $54.0 million from December 31, 2016, and decreased $75.2 million from March 31, 2016. Other borrowings increased $14.6 million from December 31, 2016 to $120.2 million at March 31, 2017 and increased $14.1 million from one year ago.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the three months ended March 31, 2017 and 2016, we used our sources of funds primarily to fund loan commitments and purchase securities. At March 31, 2017, we had outstanding loan commitments totaling $2.42 billion, including undisbursed loans in process and unused credit lines totaling $2.35 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at March 31, 2017 provided for advances that in the aggregate would equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $3.34 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $90.6 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $213,000 at March 31, 2017. In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $1.07 billion as of March 31, 2017, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at March 31, 2017 or December 31, 2016.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At March 31, 2017, the Company on an unconsolidated basis had liquid assets of $89.3 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the three months ended March 31, 2017, total shareholders' equity increased $17.7 million, or 1%, to $1.32 billion.  Total equity at March 31, 2017 was entirely attributable to voting and non-voting common stock and retained earnings.  At March 31, 2017, tangible common shareholders’ equity, which excludes other goodwill and other intangible assets, was $1.05 billion, or 10.72% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, the Banks now have to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of March 31, 2017, the conservation buffer was 1.25%. At March 31, 2017, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of March 31, 2017, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,227,333	13.85%	$708,897	8.00%	$886,122	10.00%
Tier 1 capital to risk-weighted assets	1,138,357	12.85	531,673	6.00	531,673	6.00
Tier 1 leverage capital to average assets	1,138,357	11.79	386,229	4.00	n/a	n/a
Common equity tier 1 capital	1,015,251	11.46	398,755	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,053,255	12.15	693,425	8.00	866,781	10.00
Tier 1 capital to risk-weighted assets	966,485	11.15	520,068	6.00	693,425	8.00
Tier 1 leverage capital to average assets	966,485	10.29	375,777	4.00	469,721	5.00
Common equity tier 1 capital	966,485	11.15	390,051	4.50	563,407	6.50
Islanders Bank
Total capital to risk-weighted assets	35,728	19.02	15,031	8.00	18,788	10.00
Tier 1 capital to risk-weighted assets	33,522	17.84	11,273	6.00	15,031	8.00
Tier 1 leverage capital to average assets	33,522	13.06	10,271	4.00	12,839	5.00
Common equity tier 1 capital	33,522	17.84	8,455	4.50	12,212	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of March 31, 2017, our loans with interest rate floors totaled approximately $2.39 billion and had a weighted average floor rate of 4.65% compared to a current average note rate of 4.92%. An additional source of interest rate risk is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits. By contrast, if market rates remain very low, loan and securities yields will likely decline as longer-term instruments mature or are repaid. As a result, a prolonged period of very low interest rates would likely result in compression of our net interest margin. While this pressure on the margin may be mitigated by changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth, as of March 31, 2017, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$17,964	4.7%	$57,857	7.5%	$(321,964)	(15.1)%
+300	14,676	3.8	47,423	6.1	(210,086)	(9.9)
+200	10,412	2.7	34,443	4.5	(111,160)	(5.2)
+100	5,738	1.5	19,285	2.5	(38,808)	(1.8)
0	—	—	—	—	—	—
-25	(4,681)	(1.2)	(12,535)	(1.6)	3,070	0.1
-50	(11,991)	(3.1)	(31,758)	(4.1)	2,777	0.1

(1)
Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The current targeted federal funds rate is between 0.75% and 1.00%.

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

Certain shortcomings are inherent in gap analysis.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  Finally, the ability of some borrowers to service their debt may decrease in the event of a severe change in market rates.

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2017 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2017, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.42 billion, representing a one-year cumulative gap to total assets ratio of 24.07%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2017 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$538,931	$64,925	$61,503	$2,141	$109	$—	$667,609
Fixed-rate mortgage loans	297,290	193,656	500,878	293,517	183,539	1,601	1,470,481
Adjustable-rate mortgage loans	988,967	407,279	1,095,526	636,215	197,997	73	3,326,057
Fixed-rate mortgage-backed securities	77,347	72,297	237,860	198,693	327,237	93,913	1,007,347
Adjustable-rate mortgage-backed securities	72,339	530	2,192	8,003	2,919	—	85,983
Fixed-rate commercial/agricultural loans	109,377	94,165	189,008	59,352	16,183	1,799	469,884
Adjustable-rate commercial/agricultural loans	843,174	26,187	63,835	29,553	8,455	—	971,204
Consumer and other loans	435,716	18,916	90,212	18,642	14,817	29,361	607,664
Investment securities and interest-earning deposits	152,238	5,791	111,119	72,651	95,583	55,624	493,006
Total rate sensitive assets	3,515,379	883,746	2,352,133	1,318,767	846,839	182,371	9,099,235
Interest-bearing liabilities: (2)
Regular savings	208,593	107,430	343,999	241,866	348,517	341,618	1,592,023
Interest checking accounts	143,143	59,592	194,065	138,964	200,068	192,399	928,231
Money market deposit accounts	199,517	129,859	403,849	268,204	341,011	201,504	1,543,944
Certificates of deposit	569,716	297,014	223,615	51,126	2,953	—	1,144,424
FHLB advances	5	5	23	26	81	71	211
Other borrowings	—	5,000	—	—	—	—	5,000
Junior subordinated debentures	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	115,245	—	—	—	—	—	115,245
Total rate sensitive liabilities	1,376,431	598,900	1,165,551	700,186	892,630	735,592	5,469,290
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,138,948	$284,846	$1,186,582	$618,581	$(45,791)	$(553,221)	$3,629,945
Cumulative excess (deficiency) of interest-sensitive assets	$2,138,948	$2,423,794	$3,610,376	$4,228,957	$4,183,166	$3,629,945	$3,629,945
Cumulative ratio of interest-earning assets to interest-bearing liabilities	255.40%	222.70%	214.95%	210.10%	188.37%	166.37%	166.37%
Interest sensitivity gap to total assets	21.24%	2.83%	11.79%	6.14%	(0.45)%	(5.49)%	36.05%
Ratio of cumulative gap to total assets	21.24%	24.07%	35.86%	42.00%	41.55%	36.05%	36.05%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(792.3) million, or (7.87)% of total assets at March 31, 2017.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 0-26584).

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2017:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2017 - January 31, 2017	183	$55.67	—	566,290
February 1, 2017 - February 28, 2017	1,652	58.57	—	566,290
March 1, 2017 - March 31, 2017	12,919	54.32	—	1,658,245
Total for quarter	14,754	54.81	—	1,658,245

The 14,754 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

On March 31, 2017, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company's common stock, or 1,658,245 of the Company's outstanding shares. Under the plan, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 5, 2017	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

May 5, 2017	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)