Form 10-Q
period 2017-06-30
BANNER CORP
filed 2017-08-04
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________
 Commission File Number 000-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of July 31, 2017
Common Stock, $.01 par value per share			33,180,402 shares
Non-voting Common Stock, $.01 par value per share			100,029 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in economic conditions in general and in Washington, Idaho, Oregon, Utah and California in particular; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of safety and soundness and compliance examinations of us by the Federal Reserve and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action against us or any of our bank subsidiaries which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans and securities on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; future goodwill impairment due to changes in our business, changes in market conditions, or other factors; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock and non-voting common stock, and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2017 and December 31, 2016

ASSETS	June 30 2017	December 31 2016
Cash and due from banks	$196,178	$177,083
Interest bearing deposits	77,370	70,636
Total cash and cash equivalents	273,548	247,719
Securities—trading, amortized cost $30,221 and $30,154, respectively	24,950	24,568
Securities—available-for-sale, amortized cost $1,290,189 and $806,336, respectively	1,290,159	800,917
Securities—held-to-maturity, fair value $272,089 and $270,528, respectively	268,050	267,873
Federal Home Loan Bank (FHLB) stock	12,334	12,506
Loans held for sale (includes $57,832 and $9,600, at fair value, respectively)	66,164	246,353
Loans receivable	7,551,563	7,451,148
Allowance for loan losses	(88,586)	(85,997)
Net loans	7,462,977	7,365,151
Accrued interest receivable	30,722	30,178
Real estate owned (REO), held for sale, net	2,427	11,081
Property and equipment, net	161,095	166,481
Goodwill	244,583	244,583
Other intangibles, net	26,813	30,162
Bank-owned life insurance (BOLI)	160,609	158,936
Deferred tax assets, net	121,131	127,694
Other assets	54,258	59,466
Total assets	$10,199,820	$9,793,668
LIABILITIES
Deposits:
Non-interest-bearing	$3,254,581	$3,140,451
Interest-bearing transaction and savings accounts	4,022,909	3,935,630
Interest-bearing certificates	1,206,241	1,045,333
Total deposits	8,483,731	8,121,414
Advances from FHLB at fair value	50,212	54,216
Other borrowings	116,455	105,685
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	96,852	95,200
Accrued expenses and other liabilities	102,511	71,369
Deferred compensation	40,208	40,074
Total liabilities	8,889,969	8,487,958
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 33,178,914 shares issued and outstanding at June 30, 2017; 33,108,599 shares issued and outstanding at December 31, 2016	1,214,578	1,213,225
Common stock (non-voting) and paid in capital- $0.01 par value per share, 5,000,000 shares authorized; 99,117 shares issued and outstanding at June 30, 2017; 84,788 shares issued and outstanding at December 31, 2016	738	612
Retained earnings	94,541	95,328
Carrying value of shares held in trust for stock related compensation plans	(7,283)	(7,283)
Liability for common stock issued to deferred, stock related, compensation plans	7,283	7,283
Accumulated other comprehensive loss	(6)	(3,455)
Total shareholders' equity	1,309,851	1,305,710
Total liabilities & shareholders' equity	$10,199,820	$9,793,668
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME:
Loans receivable	$94,795	$88,935	$186,083	$175,893
Mortgage-backed securities	6,239	5,274	10,886	10,664
Securities and cash equivalents	3,402	3,112	6,563	6,065
Total interest income	104,436	97,321	203,532	192,622
INTEREST EXPENSE:
Deposits	3,182	2,771	5,973	5,717
FHLB advances	301	339	574	618
Other borrowings	83	78	157	153
Junior subordinated debentures	1,164	985	2,268	1,944
Total interest expense	4,730	4,173	8,972	8,432
Net interest income	99,706	93,148	194,560	184,190
PROVISION FOR LOAN LOSSES	2,000	2,000	4,000	2,000
Net interest income after provision for loan losses	97,706	91,148	190,560	182,190
NON-INTEREST INCOME:
Deposit fees and other service charges	13,238	12,213	25,423	24,031
Mortgage banking operations	6,754	6,625	11,357	12,268
Bank-owned life insurance (BOLI)	1,461	1,128	2,556	2,313
Miscellaneous	1,720	1,328	5,356	2,592
	23,173	21,294	44,692	41,204
Net loss on sale of securities	(54)	(380)	(41)	(359)
Net change in valuation of financial instruments carried at fair value	(650)	(377)	(1,338)	(348)
Total non-interest income	22,469	20,537	43,313	40,497
NON-INTEREST EXPENSE:
Salary and employee benefits	49,019	45,175	95,083	91,738
Less capitalized loan origination costs	(4,598)	(4,907)	(8,914)	(9,157)
Occupancy and equipment	12,045	11,052	24,041	21,440
Information/computer data services	4,100	4,852	8,094	9,772
Payment and card processing expenses	5,792	5,501	10,812	10,286
Professional services	3,732	865	8,885	3,479
Advertising and marketing	1,766	2,474	3,095	4,207
Deposit insurance	1,071	1,311	2,337	2,649
State/municipal business and use taxes	279	770	1,078	1,608
REO operations	(363)	137	(1,329)	534
Amortization of core deposit intangibles	1,624	1,808	3,248	3,615
Miscellaneous	7,463	8,437	13,577	14,526
	81,930	77,475	160,007	154,697
Acquisition-related costs	—	2,412	—	9,224
Total non-interest expense	81,930	79,887	160,007	163,921
Income before provision for income taxes	38,245	31,798	73,866	58,766
PROVISION FOR INCOME TAXES	12,791	10,841	24,619	20,035
NET INCOME	$25,454	$20,957	$49,247	$38,731
Earnings per common share:
Basic	$0.77	$0.62	$1.49	$1.14
Diluted	$0.77	$0.61	$1.49	$1.14
Cumulative dividends declared per common share	$1.25	$0.21	$1.50	$0.42
Weighted average number of common shares outstanding:
Basic	32,982,126	34,069,234	32,957,920	34,053,105
Diluted	33,051,527	34,116,498	33,052,205	34,090,647
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME	$25,454	$20,957	$49,247	$38,731
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding gain on available-for-sale securities arising during the period	2,900	5,230	5,348	18,702
Income tax expense related to available-for-sale securities unrealized holding gain	(1,045)	(1,883)	(1,925)	(6,737)
Reclassification for net losses on available-for-sale securities realized in earnings	54	380	41	359
Income tax benefit related to available-for-sale securities realized gains	(19)	(137)	(15)	(129)
Other comprehensive income	1,890	3,590	3,449	12,195
COMPREHENSIVE INCOME	$27,344	$24,547	$52,696	$50,926

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Six Months Ended June 30, 2017 and the Year Ended December 31, 2016

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2016	34,242,255	$1,261,174	$39,615	$(730)	$1,300,059
Net income			85,385		85,385
Other comprehensive loss, net of income tax				(2,725)	(2,725)
Accrual of dividends on common stock ($0.88/share cumulative)			(29,672)		(29,672)
Repurchase of common stock under the terms of the repurchase plan	(1,145,250)	(50,772)			(50,772)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	96,382	3,401			3,401
Excess tax benefit on stock-based compensation		34			34
Balance, December 31, 2016	33,193,387	$1,213,837	$95,328	$(3,455)	$1,305,710

Balance, January 1, 2017	33,193,387	$1,213,837	$95,328	$(3,455)	$1,305,710
Net income			49,247		49,247
Other comprehensive income, net of income tax				3,449	3,449
Accrual of dividends on common stock ($1.50/share cumulative)			(50,034)		(50,034)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	84,644	1,479			1,479
Balance, June 30, 2017	33,278,031	$1,215,316	$94,541	$(6)	$1,309,851

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$49,247	$38,731
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	6,484	6,049
Deferred income and expense, net of amortization	(1,401)	415
Amortization of core deposit intangibles	3,248	3,615
Loss on sale of securities	41	359
Net change in valuation of financial instruments carried at fair value	1,338	348
Purchases of securities—trading	—	(1,725)
Principal repayments and maturities of securities—trading	17	2,252
Decrease in deferred taxes	6,564	11,759
Increase in current taxes payable	2,407	3,755
Equity-based compensation	1,479	1,910
Increase in cash surrender value of BOLI	(2,012)	(2,296)
Gain on sale of loans, net of capitalized servicing rights	(10,975)	(8,501)
Gain on disposal of real estate held for sale and property and equipment	(2,226)	(440)
Provision for loan losses	4,000	2,000
Provision for losses on real estate held for sale	256	636
Origination of loans held for sale	(394,585)	(464,777)
Proceeds from sales of loans held for sale	585,749	406,251
Net change in:
Other assets	(4,863)	(20,367)
Other liabilities	(3,338)	7,362
Net cash provided from (used by) operating activities	241,430	(12,664)
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(580,321)	(215,497)
Principal repayments and maturities of securities—available-for-sale	80,149	90,177
Proceeds from sales of securities—available-for-sale	15,647	96,785
Purchases of securities—held-to-maturity	(4,605)	(38,580)
Principal repayments and maturities of securities—held-to-maturity	3,317	3,551
Loan originations, net of principal repayments	73,630	(16,219)
Purchases of loans and participating interest in loans	(173,011)	(149,214)
Proceeds from sales of other loans	6,447	162,405
Purchases of property and equipment	(5,356)	(6,096)
Proceeds from sale of real estate held for sale and sale of other property, net	14,912	6,322
Proceeds from FHLB stock repurchase program	53,156	37,396
Purchase of FHLB stock	(52,984)	(44,685)
Other	298	1,319
Net cash used by investing activities	(568,721)	(72,336)
FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	362,317	(135,293)
Repayment of long term FHLB advances	(4)	(70,004)
(Repayments of) proceeds from overnight and short term FHLB advances, net	(4,000)	262,400
Increase in other borrowings, net	10,770	13,983
Cash dividends paid	(15,963)	(13,347)
Net cash provided from financing activities	353,120	57,739
NET CHANGE IN CASH AND CASH EQUIVALENTS	25,829	(27,261)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	247,719	261,917
CASH AND CASH EQUIVALENTS, END OF PERIOD	$273,548	$234,656

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$8,464	$8,569
Taxes paid, net of refunds received in cash	17,106	11,025
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	10	592
Dividends accrued but not paid until after period end	41,733	7,303

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2017 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2016 Consolidated Financial Statements and/or schedules to conform to the 2017 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.  There have been no significant changes in our application of accounting policies during the first six months of 2017.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC (2016 Form 10-K).  Interim results are not necessarily indicative of results for a full year or any other interim period.

Note 2:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of ASU 2015-14 the standard is effective for interim and annual periods beginning after December 15, 2017. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Management intends to adopt the new guidance on January 1, 2018.  Management is in the process of completing the following analysis that includes (1) identification of all revenue streams included in the financial statements (excluding interest income, which is outside of the scope of the pronouncement); (2) identify revenue streams within the scope of the pronouncement; (3) determination of size, timing, and amount of revenue recognition for streams of income within the scope of the pronouncement; (4) determination of the sample size of contracts for further analysis; and (5) completion of analysis on sample of contracts to evaluate the impact of the new guidance. Based on this analysis the Company is developing processes and procedures during 2017 to address the requirements of this ASU.

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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. This ASU simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. At June 30, 2017, Banner held $5.5 million of available-for-sale equity investment securities. The provisions of ASU No. 2016-01 require changes in the value of equity securities to be recognized in the income statement which could result in additional volatility in income.

Leases (Topic 842)

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements. The Company leases 124 buildings and offices under non-cancelable operating leases, the majority of which will be subject to this ASU. While the Company has not quantified the impact to its balance sheet, upon the adoption of this ASU the Company expects to report increased assets and increased liabilities on its Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to these leases and certain equipment under non-cancelable operating lease agreements, which currently are not reflected in its Consolidated Statements of Financial Condition.

Derivatives and Hedging (Topic 815)

In March 2016, FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 (Derivatives and Hedging) does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. At June 30, 2017, Banner had three swap relationships using hedge accounting with a total market value of $580,000. This ASU has not had a material impact on the Company’s Consolidated Financial Statements.

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

Compensation - Stock Compensation (Topic 718)
In May 2017, FASB issued ASU 2017-09, Scope of Modification Accounting. The amendments in this ASU are intended to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company's early adoption of the amendments in this ASU in the quarter ended June 30, 2017 did not have a material impact on the Company’s Consolidated Financial Statements.

Note 3:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,315
Municipal bonds	331			333
Corporate bonds	27,045			21,568
Mortgage-backed or related securities	1,601			1,599
Equity securities	14			135
	$30,221			$24,950
Available-for-Sale:
U.S. Government and agency obligations	$89,925	$310	$(241)	$89,994
Municipal bonds	112,809	1,131	(423)	113,517
Corporate bonds	10,401	91	(45)	10,447
Mortgage-backed or related securities	1,042,756	4,060	(4,870)	1,041,946
Asset-backed securities	28,642	118	(54)	28,706
Equity securities	5,656	10	(117)	5,549
	$1,290,189	$5,720	$(5,750)	$1,290,159
Held-to-Maturity:
U.S. Government and agency obligations	$1,045	$—	$(4)	$1,041
Municipal bonds:	196,494	4,900	(1,201)	200,193
Corporate bonds	3,802	—	—	3,802
Mortgage-backed or related securities	66,709	550	(206)	67,053
	$268,050	$5,450	$(1,411)	$272,089

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,326
Municipal bonds	331			335
Corporate bonds	26,959			21,143
Mortgage-backed or related securities	1,620			1,641
Equity securities	14			123
	$30,154			$24,568
Available-for-Sale:
U.S. Government and agency obligations	$57,288	$146	$(456)	$56,978
Municipal bonds	110,487	455	(1,089)	109,853
Corporate bonds	10,255	77	(49)	10,283
Mortgage-backed or related securities	598,899	2,064	(6,251)	594,712
Asset-backed securities	29,319	—	(326)	28,993
Equity securities	88	10	—	98
	$806,336	$2,752	$(8,171)	$800,917
Held-to-Maturity:
U.S. Government and agency obligations	$1,065	$—	$(18)	$1,047
Municipal bonds:	196,989	4,173	(1,272)	199,890
Corporate bonds	3,876	—	—	3,876
Mortgage-backed or related securities	65,943	309	(537)	65,715
	$267,873	$4,482	$(1,827)	$270,528

At June 30, 2017 and December 31, 2016, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows (in thousands):

	June 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$39,614	$(235)	$795	$(6)	$40,409	$(241)
Municipal bonds	50,381	(392)	1,200	(31)	51,581	(423)
Corporate bonds	—	—	4,946	(45)	4,946	(45)
Mortgage-backed or related securities	527,095	(4,189)	50,232	(681)	577,327	(4,870)
Asset-backed securities	10,461	(54)	—	—	10,461	(54)
Equity securities	5,451	(117)	—	—	5,451	(117)
	$633,002	$(4,987)	$57,173	$(763)	$690,175	$(5,750)
Held-to-Maturity
U.S. Government and agency obligations	$1,041	$(4)	$—	$—	$1,041	$(4)
Municipal bonds	43,634	(1,198)	203	(3)	43,837	(1,201)
Mortgage-backed or related securities	17,939	(206)	—	—	17,939	(206)
	$62,614	$(1,408)	$203	$(3)	$62,817	$(1,411)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$39,043	$(442)	$1,012	$(14)	$40,055	$(456)
Municipal bonds	60,765	(1,087)	556	(2)	61,321	(1,089)
Corporate bonds	5,206	(49)	—	—	5,206	(49)
Mortgage-backed or related securities	403,431	(5,604)	47,467	(647)	450,898	(6,251)
Asset-backed securities	9,928	(101)	19,064	(225)	28,992	(326)
	$518,373	$(7,283)	$68,099	$(888)	$586,472	$(8,171)
Held-to-Maturity
U.S. Government and agency obligations	$1,047	$(18)	$—	$—	$1,047	$(18)
Municipal bonds	64,802	(1,267)	204	(5)	65,006	(1,272)
Mortgage-backed or related securities	42,245	(537)	—	—	42,245	(537)
	$108,094	$(1,822)	$204	$(5)	$108,298	$(1,827)

At June 30, 2017, there were 221 securities—available-for-sale with unrealized losses, compared to 243 at December 31, 2016.  At June 30, 2017, there were 29 securities—held-to-maturity with unrealized losses, compared to 73 at December 31, 2016.  Management does not believe that any individual unrealized loss as of June 30, 2017 or December 31, 2016 represented other-than-temporary impairment (OTTI).  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the six months ended June 30, 2017 or June 30, 2016. The Company did not recognize any OTTI charges or recoveries on securities—trading during the six months ended June 30, 2017 or the six months ended June 30, 2016. There were no securities—trading in a nonaccrual status at June 30, 2017 or December 31, 2016.  Net unrealized holding gains of $315,000 were recognized during the six months ended June 30, 2017.

Sales of securities—available-for-sale totaled $15.6 million with a resulting net loss of $41,000 for the six months ended June 30, 2017.  Sales of securities—available-for-sale totaled $96.8 million with a resulting net loss of $359,000 for the six months ended June 30, 2016. There were no securities—available-for-sale in a nonaccrual status at June 30, 2017 or December 31, 2016.

There were no sales of securities—held-to-maturity during the six months ended June 30, 2017 or June 30, 2016. There were no securities—held-to-maturity in a nonaccrual status at June 30, 2017 or December 31, 2016.

The amortized cost and estimated fair value of securities at June 30, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2017
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$1,732	$1,732	$30,084	$30,039	$2,016	$2,017
Maturing after one year through five years	230	230	109,023	109,253	20,143	20,331
Maturing after five years through ten years	1,200	1,285	256,093	255,194	112,167	113,755
Maturing after ten years through twenty years	12,705	11,170	280,181	281,226	90,554	93,658
Maturing after twenty years	14,340	10,398	609,152	608,898	43,170	42,328
	30,207	24,815	1,284,533	1,284,610	268,050	272,089
Equity securities	14	135	5,656	5,549	—	—
	$30,221	$24,950	$1,290,189	$1,290,159	$268,050	$272,089

The following table presents, as of June 30, 2017, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	June 30, 2017
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$147,524	$147,272	$150,325
Interest rate swap counterparties	24,125	24,150	24,242
Repurchase agreements	133,210	133,434	133,396
Other	3,972	3,972	3,921
Total pledged securities	$308,831	$308,828	$311,884

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at June 30, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,358,094	18.0%	$1,352,999	18.1%
Investment properties	1,975,075	26.2	1,986,336	26.7
Multifamily real estate	288,442	3.8	248,150	3.3
Commercial construction	144,092	1.9	124,068	1.7
Multifamily construction	111,562	1.5	124,126	1.7
One- to four-family construction	380,782	5.0	375,704	5.0
Land and land development:
Residential	147,149	1.9	170,004	2.3
Commercial	27,917	0.4	29,184	0.4
Commercial business	1,286,204	17.0	1,207,879	16.2
Agricultural business, including secured by farmland	344,412	4.6	369,156	5.0
One- to four-family residential	800,008	10.6	813,077	10.9
Consumer:
Consumer secured by one- to four-family	527,623	7.0	493,211	6.6
Consumer—other	160,203	2.1	157,254	2.1
Total loans	7,551,563	100.0%	7,451,148	100.0%
Less allowance for loan losses	(88,586)		(85,997)
Net loans	$7,462,977		$7,365,151

Loan amounts are net of unearned loan fees in excess of unamortized costs of $3.3 million as of June 30, 2017 and $5.8 million as of December 31, 2016. Net loans include net discounts on acquired loans of $25.8 million and $31.1 million as of June 30, 2017 and December 31, 2016, respectively.

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $39.6 million at June 30, 2017 and $48.4 million at December 31, 2016. The carrying balance of PCI loans was $26.3 million at June 30, 2017 and $32.3 million at December 31, 2016.
The following table presents the changes in the accretable yield for PCI loans for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$8,670	$10,717	$8,717	$10,375
Accretion to interest income	(2,170)	(2,607)	(3,490)	(4,538)
Disposals	(497)	(101)	(497)	(119)
Reclassifications from non-accretable difference	1,663	3,026	2,936	5,317
Balance, end of period	$7,666	$11,035	$7,666	$11,035

As of June 30, 2017 and December 31, 2016, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $13.0 million and $15.7 million, respectively.

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

The following tables provide information on impaired loans, excluding PCI loans, with and without allowance reserves at June 30, 2017 and December 31, 2016. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	June 30, 2017
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$5,099	$4,670	$201	$19
Investment properties	4,827	1,597	3,228	251
Multifamily real estate	346	—	345	61
Land and land development:
Residential	1,737	1,078	323	116
Commercial	1,538	928	—	—
Commercial business	8,305	7,114	603	59
Agricultural business/farmland	4,682	4,186	373	238
One- to four-family residential	9,005	2,982	5,956	324
Consumer:
Consumer secured by one- to four-family	1,732	1,524	142	8
Consumer—other	155	78	77	4
	$37,426	$24,157	$11,248	$1,080

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,786	$3,373	$203	$20
Investment properties	9,916	5,565	4,304	408
Multifamily real estate	508	147	349	64
One- to four-family construction	1,180	—	1,180	156
Land and land development:
Residential	3,012	750	1,106	219
Commercial	1,608	998	—	—
Commercial business	3,753	3,074	651	69
Agricultural business/farmland	6,438	6,354	—	—
One- to four-family residential	11,439	3,149	8,026	479
Consumer:
Consumer secured by one- to four-family	1,904	1,721	144	1
Consumer—other	391	226	166	4
	$43,935	$25,357	$16,129	$1,420

(1)
Includes loans without an allowance reserve that have been individually evaluated for impairment and that evaluation concluded that no reserve was needed and $8.6 million and $10.0 million of homogenous and small balance loans as of June 30, 2017 and December 31, 2016, respectively, that are collectively evaluated for impairment for which a general reserve has been established.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,662	$2	$1,764	$2
Investment properties	7,438	38	16,000	75
Multifamily real estate	395	5	386	5
One- to four-family construction	393	7	1,621	25
Land and land development:
Residential	1,727	19	1,961	22
Commercial	944	—	994	—
Commercial business	4,857	50	1,910	6
Agricultural business/farmland	4,339	30	5,038	8
One- to four-family residential	9,503	84	12,990	113
Consumer:
Consumer secured by one- to four-family	1,591	2	1,333	3
Consumer—other	175	1	523	3
	$34,024	$238	$44,520	$262

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,789	$4	$1,719	$6
Investment properties	8,165	87	16,001	150
Multifamily real estate	445	9	388	9
One- to four-family construction	787	27	1,616	53
Land and land development:
Residential	1,813	36	1,966	43
Commercial	961	—	1,010	—
Commercial business	4,692	57	1,980	12
Agricultural business/farmland	5,310	62	4,428	13
One- to four-family residential	9,953	167	12,986	227
Consumer:
Consumer secured by one- to four-family	1,666	5	1,255	8
Consumer—other	222	4	547	7
	$36,803	$458	$43,896	$528

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

The following table presents TDRs by accrual and nonaccrual status at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Accrual Status	Nonaccrual Status	Total TDRs	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$201	$92	$293	$203	$96	$299
Investment properties	3,228	—	3,228	4,304	—	4,304
Multifamily real estate	345	—	345	349	—	349
One- to four-family construction	—	—	—	1,180	—	1,180
Land and land development:
Residential	603	—	603	1,106	—	1,106
Commercial business	603	—	603	653	—	653
Agricultural business, including secured by farmland	3,104	79	3,183	3,125	79	3,204
One- to four-family residential	5,228	820	6,048	7,678	843	8,521
Consumer:
Consumer secured by one- to four-family	142	3	145	143	6	149
Consumer—other	77	—	77	166	—	166
	$13,531	$994	$14,525	$18,907	$1,024	$19,931

As of June 30, 2017 and December 31, 2016, the Company had commitments to advance additional funds related to TDRs up to $126,000 and $127,000, respectively.

No new TDRs occurred during the six months ended June 30, 2017 or 2016.

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and six-month periods ended June 30, 2017 and 2016. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the six months ended June 30, 2017.

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

The following tables present the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,322,190	$2,495	$33,409	$—	$—	$1,358,094
Investment properties	1,957,466	9,375	8,234	—	—	1,975,075
Multifamily real estate	287,315	—	1,127	—	—	288,442
Commercial construction	144,092	—	—	—	—	144,092
Multifamily construction	111,562	—	—	—	—	111,562
One- to four-family construction	379,761	—	1,021	—	—	380,782
Land and land development:
Residential	144,607	—	2,542	—	—	147,149
Commercial	23,997	—	3,920	—	—	27,917
Commercial business	1,216,834	16,625	52,745	—	—	1,286,204
Agricultural business, including secured by farmland	320,470	10,427	13,515	—	—	344,412
One- to four-family residential	794,150	927	4,931	—	—	800,008
Consumer:
Consumer secured by one- to four-family	525,128	2	2,493	—	—	527,623
Consumer—other	159,731	78	394	—	—	160,203
Total	$7,387,303	$39,929	$124,331	$—	$—	$7,551,563

	December 31, 2016
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,313,142	$14,394	$25,463	$—	$—	$1,352,999
Investment properties	1,948,822	23,846	13,668	—	—	1,986,336
Multifamily real estate	247,258	—	892	—	—	248,150
Commercial construction	124,068	—	—	—	—	124,068
Multifamily construction	124,126	—	—	—	—	124,126
One- to four-family construction	371,636	—	4,068	—	—	375,704
Land and land development:
Residential	167,764	—	2,240	—	—	170,004
Commercial	25,090	—	4,094	—	—	29,184
Commercial business	1,148,585	35,036	24,258	—	—	1,207,879
Agricultural business, including secured by farmland	356,656	3,335	9,165	—	—	369,156
One- to four-family residential	807,837	967	4,273	—	—	813,077
Consumer:
Consumer secured by one- to four-family	490,877	5	2,327	2	—	493,211
Consumer—other	156,547	108	594	5	—	157,254
Total	$7,282,408	$77,691	$91,042	$7	$—	$7,451,148

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of June 30, 2017 and December 31, 2016, in the commercial business category, $276.6 million and $225.0 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

(2)	Non-performing loans include non-accrual loans and loans past due greater than 90 days and on accrual status.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$108	$1,644	$3,477	$5,229	$8,021	$1,344,844	$1,358,094	$—	$4,670
Investment properties	4,231	—	1,479	5,710	10,217	1,959,148	1,975,075	—	1,597
Multifamily real estate	—	—	—	—	174	288,268	288,442	—	—
Commercial construction	—	—	—	—	—	144,092	144,092	—	—
Multifamily construction	—	—	—	—	—	111,562	111,562	—	—
One-to-four-family construction	—	—	—	—	817	379,965	380,782	—	—
Land and land development:
Residential	—	—	798	798	—	146,351	147,149	—	798
Commercial	—	—	928	928	2,993	23,996	27,917	—	928
Commercial business	3,335	4,041	1,968	9,344	2,968	1,273,892	1,286,204	77	7,037
Agricultural business, including secured by farmland	1,918	495	873	3,286	730	340,396	344,412	—	1,456
One- to four-family residential	534	241	2,057	2,832	294	796,882	800,008	754	2,955
Consumer:
Consumer secured by one- to four-family	731	113	767	1,611	8	526,004	527,623	108	1,416
Consumer—other	658	94	19	771	45	159,387	160,203	—	78
Total	$11,515	$6,628	$12,366	$30,509	$26,267	$7,494,787	$7,551,563	$939	$20,935

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$1,938	$—	$2,538	$4,476	$13,281	$1,335,242	$1,352,999	$—	$3,373
Investment properties	117	—	5,447	5,564	10,168	1,970,604	1,986,336	701	4,864
Multifamily real estate	—	—	147	147	139	247,864	248,150	147	—
Commercial construction	—	—	—	—	—	124,068	124,068	—	—
Multifamily construction	—	—	—	—	—	124,126	124,126	—	—
One-to-four-family construction	—	—	—	—	862	374,842	375,704	—	—
Land and land development:
Residential	48	—	750	798	—	169,206	170,004	—	750
Commercial	—	—	998	998	3,016	25,170	29,184	—	998
Commercial business	2,314	647	1,591	4,552	3,821	1,199,506	1,207,879	—	3,074
Agricultural business, including secured by farmland	360	1,244	2,768	4,372	684	364,100	369,156	—	3,229
One-to four-family residential	1,793	249	2,110	4,152	274	808,651	813,077	1,233	2,263
Consumer:
Consumer secured by one- to four-family	932	160	986	2,078	18	491,115	493,211	61	1,660
Consumer—other	1,421	154	147	1,722	59	155,473	157,254	11	215
Total	$8,923	$2,454	$17,482	$28,859	$32,322	$7,389,967	$7,451,148	$2,153	$20,426

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,472	$1,378	$29,464	$19,768	$3,245	$1,974	$3,840	$6,386	$86,527
Provision for loan losses	3,543	173	(3,176)	356	648	(73)	366	163	2,000
Recoveries	264	11	1,024	171	19	109	101	—	1,699
Charge-offs	(47)	—	—	(1,169)	(104)	—	(320)	—	(1,640)
Ending balance	$24,232	$1,562	$27,312	$19,126	$3,808	$2,010	$3,987	$6,549	$88,586

	For the Six Months Ended June 30, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,993	$1,360	$34,252	$16,533	$2,967	$2,238	$4,104	$3,550	$85,997
Provision for loan losses	2,952	191	(8,047)	5,044	972	(482)	371	2,999	4,000
Recoveries	334	11	1,107	344	132	254	195	—	2,377
Charge-offs	(47)	—	—	(2,795)	(263)	—	(683)	—	(3,788)
Ending balance	$24,232	$1,562	$27,312	$19,126	$3,808	$2,010	$3,987	$6,549	$88,586

	June 30, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$270	$61	$116	$59	$238	$324	$12	$—	$1,080
Collectively evaluated for impairment	23,962	1,501	27,183	19,067	3,570	1,686	3,975	6,549	87,493
Purchased credit-impaired loans	—	—	13	—	—	—	—	—	13
Total allowance for loan losses	$24,232	$1,562	$27,312	$19,126	$3,808	$2,010	$3,987	$6,549	$88,586

Loan balances:
Individually evaluated for impairment	$8,164	$345	$2,281	$6,737	$3,799	$5,228	$220	$—	$26,774
Collectively evaluated for impairment	3,306,767	287,923	805,411	1,276,499	339,883	794,486	687,553	—	7,498,522
Purchased credit-impaired loans	18,238	174	3,810	2,968	730	294	53	—	26,267
Total loans	$3,333,169	$288,442	$811,502	$1,286,204	$344,412	$800,008	$687,826	$—	$7,551,563

	For the Three Months Ended June 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$19,732	$2,853	$29,318	$15,118	$4,282	$2,170	$3,541	$1,183	$78,197
Provision for loan losses	391	(1,338)	2,419	2,189	(1,551)	(490)	366	14	2,000
Recoveries	26	—	124	622	160	558	249	—	1,739
Charge-offs	—	—	—	(171)	—	(34)	(413)	—	(618)
Ending balance	$20,149	$1,515	$31,861	$17,758	$2,891	$2,204	$3,743	$1,197	$81,318

	For the Six Months Ended June 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008
Provision for loan losses	(451)	(2,680)	4,135	2,870	(364)	(3,064)	3,188	(1,634)	2,000
Recoveries	64	—	595	1,342	177	570	456	—	3,204
Charge-offs	(180)	—	—	(310)	(567)	(34)	(803)	—	(1,894)
Ending balance	$20,149	$1,515	$31,861	$17,758	$2,891	$2,204	$3,743	$1,197	$81,318

	June 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$556	$66	$423	$60	$—	$582	$6	$—	$1,693
Collectively evaluated for impairment	19,593	1,449	31,405	17,698	2,891	1,622	3,737	1,197	79,592
Purchased credit-impaired loans	—	—	33	—	—	—	—	—	33
Total allowance for loan losses	$20,149	$1,515	$31,861	$17,758	$2,891	$2,204	$3,743	$1,197	$81,318

Loan balances:
Individually evaluated for impairment	$15,603	$353	$4,470	$1,385	$3,653	$8,514	$320	$—	$34,298
Collectively evaluated for impairment	3,151,203	287,116	705,034	1,223,865	365,730	870,208	643,095	—	7,246,251
Purchased credit impaired loans	33,332	314	3,803	5,932	1,132	264	599	—	45,376
Total loans	$3,200,138	$287,783	$713,307	$1,231,182	$370,515	$878,986	$644,014	$—	$7,325,925

Note 5:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of the period	$3,040	$7,207	$11,081	$11,627
Additions from loan foreclosures	46	376	46	378
Additions from acquisitions	—	—	—	400
Additions from capitalized costs	54	—	54	—
Proceeds from dispositions of REO	(1,228)	(1,656)	(10,421)	(6,322)
Gain on sale of REO	721	651	1,923	700
Valuation adjustments in the period	(206)	(431)	(256)	(636)
Balance, end of the period	$2,427	$6,147	$2,427	$6,147

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. At June 30, 2017 and December 31, 2016, the Company had $849,000 and $917,000, respectively, of foreclosed one- to four-family residential real estate properties held as REO. The recorded investment in one- to four-family residential loans in the process of foreclosure was $1.6 million at June 30, 2017 compared with $715,000 at December 31, 2016.

Note 6:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At June 30, 2017, intangible assets are comprised of goodwill, CDI, and favorable leasehold intangibles (LHI) acquired in business combinations. Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed annually for impairment. At December 31, 2016, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value. The adjustments to goodwill in 2016 relate to changes in the preliminary goodwill recorded for the merger of Banner Bank and AmericanWest Bank (AmericanWest) in October, 2015, including adjustments to loan discount, deferred taxes and REO valuations.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the six months ended June 30, 2017 and the year ended December 31, 2016 (in thousands):

	Goodwill	CDI	Favorable LHI	Total
Balance, December 31, 2015	$247,738	$36,762	$710	$285,210
Amortization	—	(7,061)	(249)	(7,310)
Adjustments to goodwill	(3,155)	—	—	(3,155)
Balance, December 31, 2016	244,583	29,701	461	274,745
Amortization	—	(3,248)	(101)	(3,349)
Balance, June 30, 2017	$244,583	$26,453	$360	$271,396

The following table presents the estimated amortization expense with respect to CDI for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2017	$3,084
2018	5,609
2019	4,889
2020	4,169
2021	3,448
Thereafter	5,254
$26,453

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and six months ended June 30, 2017 and 2016, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.11 billion and $2.05 billion at June 30, 2017 and December 31, 2016, respectively.  Custodial accounts maintained in connection with this servicing totaled $14.1 million and $10.3 million at June 30, 2017 and December 31, 2016, respectively.

An analysis of our mortgage servicing rights for the three and six months ended June 30, 2017 and 2016 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of the period	$15,272	$13,733	$15,249	$13,354
Additions—amounts capitalized	706	1,515	1,651	2,719
Amortization (1)	(993)	(972)	(1,915)	(1,797)
Balance, end of the period (2)	$14,985	$14,276	$14,985	$14,276

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully amortized if the loan repays in full.

(2)	There was no valuation allowance as of June 30, 2017 and 2016.

Note 7:  DEPOSITS

Deposits consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Non-interest-bearing accounts	$3,254,581	$3,140,451
Interest-bearing checking	953,227	914,484
Regular savings accounts	1,530,517	1,523,391
Money market accounts	1,539,165	1,497,755
Total interest-bearing transaction and saving accounts	4,022,909	3,935,630
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	1,048,138	884,403
Certificates of deposit greater than $250,000	158,103	160,930
Total certificates of deposit(1)	1,206,241	1,045,333
Total deposits	$8,483,731	$8,121,414
Included in total deposits:
Public fund transaction and savings accounts	$209,835	$221,765
Public fund interest-bearing certificates	30,496	25,650
Total public deposits	$240,331	$247,415
Total brokered deposits	$250,001	$34,074

(1)	Certificates of deposit include $162,000 and $426,000 of acquisition premiums at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, the Company had certificates of deposit of $161.6 million and $165.4 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificate accounts at June 30, 2017 are as follows (dollars in thousands):

	June 30, 2017
	Amount	Weighted Average Rate
Maturing in one year or less	$921,771	0.51%
Maturing after one year through two years	122,602	0.73
Maturing after two years through three years	111,147	1.18
Maturing after three years through four years	24,685	1.09
Maturing after four years through five years	23,117	1.17
Maturing after five years	2,919	1.08
Total certificates of deposit	$1,206,241	0.62%

Note 8:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2017 and December 31, 2016, whether or not measured at fair value in the Consolidated Statements of Financial Condition (in thousands):

		June 30, 2017		December 31, 2016
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$273,548	$273,548	$247,719	$247,719
Securities—trading	2,3	24,950	24,950	24,568	24,568
Securities—available-for-sale	2	1,290,159	1,290,159	800,917	800,917
Securities—held-to-maturity	2,3	268,050	272,089	267,873	270,528
Loans held for sale	2	66,164	66,345	246,353	246,815
Loans receivable	3	7,551,563	7,438,278	7,451,148	7,337,608
FHLB stock	3	12,334	12,334	12,506	12,506
Bank-owned life insurance	1	160,609	160,609	158,936	158,936
Mortgage servicing rights	3	14,985	18,349	15,249	16,740
Derivatives:
Interest rate swaps	2	7,827	7,827	8,330	8,330
Interest rate lock and forward sales commitments	2	574	574	482	482
Liabilities:
Demand, interest checking and money market accounts	2	5,746,973	5,746,973	5,552,690	5,552,690
Regular savings	2	1,530,517	1,530,517	1,523,391	1,523,391
Certificates of deposit	2	1,206,241	1,188,453	1,045,333	1,028,866
FHLB advances	2	50,212	50,212	54,216	54,216
Other borrowings	2	116,455	116,455	105,685	105,685
Junior subordinated debentures	3	96,852	96,852	95,200	95,200
Derivatives:
Interest rate swaps	2	7,827	7,827	8,330	8,330
Interest rate lock and forward sales commitments	2	14	14	289	289

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency obligations	$—	$1,315	$—	$1,315
Municipal bonds	—	333	—	333
Corporate Bonds (Trust Preferred Securities)	—	—	21,568	21,568
Mortgage-backed or related securities	—	1,599	—	1,599
Equity securities	—	135	—	135
	—	3,382	21,568	24,950
Securities—available-for-sale
U.S. Government and agency obligations	—	89,994	—	89,994
Municipal bonds	—	113,517	—	113,517
Corporate bonds	—	10,447	—	10,447
Mortgage-backed or related securities	—	1,041,946	—	1,041,946
Asset-backed securities	—	28,706	—	28,706
Equity securities	—	5,549	—	5,549
	—	1,290,159	—	1,290,159

Loans held for sale	—	57,832	—	57,832

Derivatives
Interest rate swaps	—	7,827	—	7,827
Interest rate lock and forward sales commitments	—	574	—	574
	$—	$1,359,774	$21,568	$1,381,342

Liabilities:
Advances from FHLB	$—	$50,212	$—	$50,212
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	96,852	96,852
Derivatives
Interest rate swaps	—	7,827	—	7,827
Interest rate lock and forward sales commitments	—	14	—	14
	$—	$58,053	$96,852	$154,905

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency obligations	$—	$1,326	$—	$1,326
Municipal bonds	—	335	—	335
Corporate Bonds (Trust Preferred Securities)	—	—	21,143	21,143
Mortgage-backed securities	—	1,641	—	1,641
Equity securities	—	123	—	123
	—	3,425	21,143	24,568
Securities—available-for-sale
U.S. Government and agency obligations	—	56,978	—	56,978
Municipal bonds	—	109,853	—	109,853
Corporate bonds	—	10,283	—	10,283
Mortgage-backed securities	—	594,712	—	594,712
Asset-backed securities	—	28,993	—	28,993
Equity securities	—	98	—	98
	—	800,917	—	800,917

Loans held for sale	—	9,600	—	9,600

Derivatives
Interest rate swaps	—	8,330	—	8,330
Interest rate lock and forward sales commitments	—	482	—	482
	$—	$822,754	$21,143	$843,897

Liabilities:
Advances from FHLB	$—	$54,216	$—	$54,216
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	95,200	95,200
Derivatives
Interest rate swaps	—	8,330	—	8,330
Interest rate lock and forward sales commitments	—	289	—	289
	$—	$62,835	$95,200	$158,035

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

Junior Subordinated Debentures:  The fair value of junior subordinated debentures is estimated using a discounted cash flow approach. The significant inputs included in the estimation of fair value are the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability. The Company utilizes an external valuation firm to assist management in validating the reasonableness of the credit risk adjusted spread used to determine the fair value. The junior subordinated debentures are carried at fair value which represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, management has classified this as a Level 3 fair value measure.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017 and December 31, 2016.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at June 30, 2017 and December 31, 2016:

			Weighted Average Rate / Range
Financial Instruments	Valuation Techniques	Unobservable Inputs	June 30, 2017	December 31, 2016
Corporate Bonds (TPS securities)	Discounted cash flows	Discount rate	6.30%	6.00%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.30%	6.00%
Impaired loans	Collateral Valuations	Discount to appraised value	9.5% to 25%	n/a
REO	Appraisals	Discount to appraised value	17.4% to 31.0%	0% to 45%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2017, or the passage of time, will result in negative fair value adjustments. At June 30, 2017, the discount rate utilized was based on a credit spread of 500 basis points and three-month LIBOR of 130 basis points.

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$21,361	$96,040	$21,143	$95,200
Total gains or losses recognized
Assets gains	207	—	425	—
Liabilities losses	—	812	—	1,652
Ending balance at June 30, 2017	$21,568	$96,852	$21,568	$96,852

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS and TRUP CDOs	Borrowings— Junior Subordinated Debentures
Beginning balance	$20,543	$92,879	$18,699	$92,480
Total gains or losses recognized
Assets gains	102	—	221	—
Liabilities losses	—	419	—	818
Purchases, issuances and settlements, including acquisitions	—	—	1,725	—
Ending balance at June 30, 2016	$20,645	$93,298	$20,645	$93,298

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$926	$926
REO	—	—	2,427	2,427

	December 31, 2016
	Level 1	Level 2	Level 3	Total
REO	—	—	11,081	11,081

The following table presents the losses resulting from non-recurring fair value adjustments for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Impaired loans	$(475)	$(50)	$(475)	$(66)
REO	(206)	(226)	(256)	(431)
Total loss from non-recurring measurements	$(681)	$(276)	$(731)	$(497)

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

As of June 30, 2017, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah and Idaho state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Tax credit investments	$4,257	$4,654
Unfunded commitments—tax credit investments	$638	$665

The following table presents other information related to the Company's tax credit investments for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tax credits and other tax benefits recognized	$285	$284	$570	$568
Tax credit amortization expense included in provision for income taxes	$199	$168	398	336

Note 10:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$25,454	$20,957	$49,247	$38,731

Basic weighted average shares outstanding	32,982,126	34,069,234	32,957,920	34,053,105
Plus unvested restricted stock	69,401	47,264	94,285	37,542
Diluted weighted shares outstanding	33,051,527	34,116,498	33,052,205	34,090,647
Earnings per common share
Basic	$0.77	$0.62	$1.49	$1.14
Diluted	$0.77	$0.61	$1.49	$1.14

Options to purchase an additional 5,000 shares of common stock were outstanding as of June 30, 2017, but were not included in the computation of diluted earnings per share because their exercise price was significantly greater than the average market price of common shares which would not dilute earnings per share. Also, as of June 30, 2017, warrants expiring on November 21, 2018 to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of common shares.

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

As of June 30, 2017, the Company had granted 271,045 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 242,972 shares had vested and 28,073 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of June 30, 2017, 368,290 restricted stock shares and 36,970 restricted stock units have been granted under the 2014 Plan of which 80,202 restricted stock shares and 20,967 restricted stock units have vested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $1.5 million and $2.7 million for the three and six-month periods ended June 30, 2017 and $1.4 million and $2.6 million for the three and six-month periods ended June 30, 2016, respectively. Unrecognized compensation expense for these awards as of June 30, 2017 was $11.3 million and will be amortized over the next 34 months.

Note 12:  COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases 124 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2017	December 31, 2016
Commitments to extend credit	$2,251,641	$2,204,795
Standby letters of credit and financial guarantees	15,678	17,694
Commitments to originate loans	87,121	69,833
Risk participation agreement	11,581	7,488

Derivatives also included in Note 13:
Commitments to originate loans held for sale	67,242	69,487
Commitments to sell loans secured by one- to four-family residential properties	41,769	36,907
Commitments to sell securities related to mortgage banking activities	97,000	44,000

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $2.4 million and $3.6 million at June 30, 2017 and December 31, 2016, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and six months ended June 30, 2017 or June 30, 2016. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at June 30, 2017.

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

As of June 30, 2017 and December 31, 2016, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$4,529	$580	$5,855	$660	$4,529	$580	$5,855	$660

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Derivatives Not Designated in Hedge Relationships

Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan customers, that provides the client with a variable rate loan and enters into an interest rate swap in which the client locks in a fixed rate and the Bank receives a variable rate payment. The Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.

Mortgage Banking: In the normal course of business, the Company sells originated one- to four-family and multifamily mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one- to four-family loans that are intended to be sold and for closed one- to four-family and multifamily mortgage loans held for sale that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one- to four-family and multifamily mortgage loans or mortgage-backed securities to broker/dealers as specific prices and dates.

As of June 30, 2017 and December 31, 2016, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$304,184	$7,247	$309,936	$7,670	$304,184	$7,247	$309,936	$7,670
Mortgage loan commitments	40,337	214	42,296	30	26,905	14	27,191	174
Forward sales contracts	138,769	360	71,192	452	—	—	9,715	115
	$483,290	$7,821	$423,424	$8,152	$331,089	$7,261	$346,842	$7,959

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $217,000 at June 30, 2017 and $822,000 at December 31, 2016), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Mortgage loan commitments	Mortgage banking operations	$(177)	$329	$184	$892
Forward sales contracts	Mortgage banking operations	217	(339)	(257)	(612)
		$40	$(10)	$(73)	$280

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at June 30, 2017 or December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2017 and December 31, 2016, the termination value of derivatives in a net liability position related to these agreements was $6.8 million and $7.6 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $28.8 million and $29.3 million as of June 30, 2017 and December 31, 2016, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following tables illustrate the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$7,827	$—	$7,827	$(303)	$—	$7,524
	$7,827	$—	$7,827	$(303)	$—	$7,524

Derivative liabilities
Interest rate swaps	$7,827	$—	$7,827	$(303)	$(6,823)	$701
	$7,827	$—	$7,827	$(303)	$(6,823)	$701

	December 31, 2016
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$8,330	$—	$8,330	$(362)	$—	$7,968
	$8,330	$—	$8,330	$(362)	$—	$7,968

Derivative liabilities
Interest rate swaps	$8,330	$—	$8,330	$(362)	$(7,557)	$411
	$8,330	$—	$8,330	$(362)	$(7,557)	$411

NOTE 14: SUBSEQUENT EVENT

On July 27, 2017, Banner Bank announced that it has entered into a purchase and assumption agreement to sell its Utah branches and related assets and liabilities to People’s Intermountain Bank, a banking subsidiary of People’s Utah Bancorp (NASDAQ: PUB).

The purchase and assumption agreement includes approximately $260 million in loans, $180 million in deposits and all of Banner Bank’s seven Utah branches which are located in Provo, Orem, Salem, Springville, South Jordan, Salt Lake City and Woods Cross. The deposit premium is estimated to be approximately $15.3 million based on average deposits at closing.

The purchase of the branches is subject to regulatory approval and satisfaction of customary closing conditions and is expected to be completed in the fourth quarter of 2017. The Utah branches will continue operating as Banner Bank until the transaction is completed. At that time, the branches will operate under the name of Bank of American Fork, a division of People’s Intermountain Bank.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2017, its 187 branch offices and 11 loan production offices located in Washington, Oregon, California, Utah and Idaho.  Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2017, we had total consolidated assets of $10.20 billion, total loans of $7.55 billion, total deposits of $8.48 billion and total shareholders’ equity of $1.31 billion.

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

Banner Corporation's successful execution of its super community bank model and strategic initiatives has delivered solid profitability and growth. We continue to execute on our goals to maintain the Company's moderate risk profile as well as to develop and continue strong earnings momentum. Highlights of this success have included maintaining strong asset quality, outstanding client acquisition and account growth, increased non-interest-bearing deposit balances and strong revenue generation from core operations.

For the quarter ended June 30, 2017, our net income was $25.5 million, or $0.77 per diluted share, compared to net income of $21.0 million, or $0.61 per diluted share, for the quarter ended June 30, 2016. For the six months ended June 30, 2017, our net income was $49.2 million, or $1.49 per diluted share, compared to net income of $38.7 million, or $1.14 per diluted share for the same period a year earlier. Our net income for the quarter and six months ended June 30, 2016 was negatively impacted by $2.4 million and $9.2 million, respectively, of acquisition-related expenses, which net of related tax benefits reduced earnings per diluted share by $0.05 and $0.17, respectively, for those periods. There were no acquisition-related expenses in the quarter or six months ended June 30, 2017.

Highlights for the current quarter included additional client acquisition, solid asset quality, strong revenues from core operations, and growth in loans. Compared to the same quarter a year ago, we had a significant increase in net interest income as well as increases non-interest income, all reflecting the organic growth of the Company.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $6.6 million, or 7%, to $99.7 million for the quarter ended June 30, 2017, compared to $93.1 million for the same quarter one year earlier. This increase in net interest income reflects the organic growth in earning assets and continued strong net interest margin.

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

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the second quarter of 2017 increased $8.5 million, or 7%, to $122.2 million, compared to $113.7 million for the same period a year earlier, as a result of increased net interest income as well as increased deposit fees and service charges.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $22.5 million for the quarter ended June 30, 2017, compared to $20.5 million for the quarter ended June 30, 2016.

Our total revenues, excluding changes in the fair value of financial instruments and the net loss on sale of securities, which we believe are more indicative of our core operations, also were strong at $122.9 million for the quarter ended June 30, 2017, an $8.5 million, or 7%, increase compared to $114.4 million for the same period a year earlier.

Our non-interest expense increased in the second quarter of 2017 compared to a year earlier largely as a result of costs incurred related to enhanced regulatory requirements attributable to compliance and risk management infrastructure build-out as a result of crossing the $10 billion threshold, partially offset by $2.4 million of acquisition-related expenses in the second quarter of 2016.  Non-interest expense was $81.9 million for the quarter ended June 30, 2017, compared to $79.9 million for the same quarter a year earlier.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $2.0 million provision for loan losses in the quarter ended June 30, 2017, primarily due to loan growth and the renewal of acquired loans out of the discounted loan portfolios, compared to a $2.0 million loan loss provision recorded in the first quarter of 2017 and a $2.0 million provision recorded for the comparable period a year ago. The allowance for loan losses at June 30, 2017 was $88.6 million, representing 405% of non-performing loans. Non-performing loans were $21.9 million at June 30, 2017, compared to $22.6 million at December 31, 2016 and $25.3 million a year earlier. (See Note 4, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

During 2016 our strategy was to maintain assets below $10.0 billion through December 31, 2016. Remaining below $10.0 billion through the year end had the beneficial effect of delaying the adverse impact on our future operating results from certain enhanced regulatory compliance requirements and the Durbin Amendment cap on interchange fees. Beginning in 2017, we renewed our leveraging strategy resulting in a $406.2 million increase in total assets during the first six months of 2017, further enhancing our revenue growth.

Non-GAAP financial measures: Non-interest income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on the sale of securities and, in certain periods, acquisition-related costs are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE FROM CORE OPERATIONS:
Net interest income	$99,706	$93,148	$194,560	$184,190
Total non-interest income	22,469	20,537	43,313	40,497
Total GAAP revenue	122,175	113,685	237,873	224,687
Exclude net loss on sale of securities	54	380	41	359
Exclude change in valuation of financial instruments carried at fair value	650	377	1,338	348
Revenue from core operations (non-GAAP)	$122,879	$114,442	$239,252	$225,394

NON-INTEREST INCOME FROM CORE OPERATIONS:
Total non-interest income (GAAP)	$22,469	$20,537	$43,313	$40,497
Exclude net loss on sale of securities	54	380	41	359
Exclude change in valuation of financial instruments carried at fair value	650	377	1,338	348
Total non-interest income from core operations (non-GAAP)	$23,173	$21,294	$44,692	$41,204

EARNINGS FROM CORE OPERATIONS:
Net income (GAAP)	$25,454	$20,957	$49,247	$38,731
Exclude net loss on sale of securities	54	380	41	359
Exclude change in valuation of financial instruments carried at fair value	650	377	1,338	348
Exclude acquisition related costs	—	2,412	—	9,224
Exclude related tax benefit	(253)	(1,141)	(496)	(3,557)
Total earnings from core operations (non-GAAP)	$25,905	$22,985	$50,130	$45,105
Diluted earnings per share (GAAP)	$0.77	$0.61	$1.49	$1.14
Diluted core earnings per share (non-GAAP)	$0.78	$0.67	$1.52	$1.32

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$81,930	$79,887	$160,007	$163,921
Exclude acquisition-related costs	—	(2,412)	—	(9,224)
Exclude CDI amortization	(1,624)	(1,808)	(3,248)	(3,615)
Exclude B&O tax expense	(279)	(770)	(1,078)	(1,608)
Exclude REO gain (loss)	363	(137)	1,329	(534)
Adjusted non-interest expense (non-GAAP)	$80,390	$74,760	$157,010	$148,940

Net interest income (GAAP)	$99,706	$93,148	$194,560	$184,190
Non-interest income (GAAP)	22,469	20,537	43,313	40,497
Total revenue	122,175	113,685	237,873	224,687
Exclude net loss on sale of securities	54	380	41	359
Exclude net change in valuation of financial instruments carried at fair value	650	377	1,338	348
Adjusted revenue (non-GAAP)	$122,879	$114,442	$239,252	$225,394

Efficiency ratio (GAAP)	67.06%	70.27%	67.27%	72.96%
Adjusted efficiency ratio (non-GAAP)	65.42%	65.33%	65.63%	66.08%

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

TANGIBLE COMMON SHAREHOLDERS' EQUITY TO TANGIBLE ASSETS
	June 30, 2017	December 31, 2016	June 30, 2016
Shareholders’ equity (GAAP)	$1,309,851	$1,305,710	$1,338,517
Exclude goodwill and other intangible assets, net	271,396	274,745	278,307
Tangible common shareholders’ equity (non-GAAP)	$1,038,455	$1,030,965	$1,060,210
Total assets (GAAP)	$10,199,820	$9,793,668	$9,916,205
Exclude goodwill and other intangible assets, net	271,396	274,745	278,307
Total tangible assets (non-GAAP)	$9,928,424	$9,518,923	$9,637,898
Common shareholders’ equity to total assets (GAAP)	12.84%	13.33%	13.50%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	10.46%	10.83%	11.00%

TANGIBLE COMMON SHAREHOLDERS' EQUITY PER SHARE
Tangible common shareholders' equity (non-GAAP)	$1,038,455	$1,030,965	$1,060,210
Common shares outstanding at end of period	33,278,031	33,193,387	34,350,560
Common shareholders' equity (book value) per share (GAAP)	$39.36	$39.34	$38.97
Tangible common shareholders' equity (tangible book value) per share (non-GAAP)	$31.21	$31.06	$30.86

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

General:  Total assets increased $406.2 million, to $10.20 billion at June 30, 2017, from $9.79 billion at December 31, 2016. The increase in total assets reflects the re-leveraging of the balance sheet following our previously announced strategy to maintain total assets below $10.0 billion through December 31, 2016. The increase was largely the result of increases in securities which were primarily funded by an increase in total deposits including both retail and brokered deposits.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. We had a $97.8 million increase in net loans during the six months ended June 30, 2017, primarily reflecting increased commercial business, multifamily and consumer lending partially offset by seasonal factors impacting agricultural loan balances and continuing repayments on one- to four-family loans. At June 30, 2017, our net loan portfolio totaled $7.46 billion compared to $7.37 billion at December 31, 2016 and $7.24 billion at June 30, 2016.

The following table sets forth the composition of the Company's loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2017	Dec 31, 2016	Jun 30, 2016	Prior Yr End	Prior Year
Commercial real estate:
Owner occupied	$1,358,094	$1,352,999	$1,351,015	0.38%	0.52%
Investment properties	1,975,075	1,986,336	1,849,123	(0.57)	6.81
Multifamily real estate	288,442	248,150	287,783	16.24	0.23
Commercial construction	144,092	124,068	105,594	16.14	36.46
Multifamily construction	111,562	124,126	97,697	(10.12)	14.19
One- to four-family construction	380,782	375,704	330,474	1.35	15.22
Land and land development:
Residential	147,149	170,004	156,964	(13.44)	(6.25)
Commercial	27,917	29,184	22,578	(4.34)	23.65
Commercial business	1,286,204	1,207,879	1,231,182	6.48	4.47
Agricultural business including secured by farmland	344,412	369,156	370,515	(6.70)	(7.05)
One- to four-family real estate	800,008	813,077	878,986	(1.61)	(8.99)
Consumer:
Consumer secured by one- to four-family real estate	527,623	493,211	485,545	6.98	8.67
Consumer-other	160,203	157,254	158,469	1.88	1.09
Total loans receivable	$7,551,563	$7,451,148	$7,325,925	1.35%	3.08%

Our commercial real estate loans for both owner-occupied and investment properties totaled $3.33 billion, or 44% of our loan portfolio at June 30, 2017. In addition, multifamily residential real estate loans totaled $288.4 million and comprised 4% of our loan portfolio. Commercial real estate loans increased by $6.2 million during the first six months of 2017, while multifamily real estate loans increased by $40.3 million. While multifamily real estate loans remain a modest portion of our loan portfolio, originations and sales of multifamily real estate loans have made a significant contribution to our mortgage banking revenue.

We also originate construction, land and land development loans, which totaled $811.5 million, or 11% of our loan portfolio at June 30, 2017. Our residential construction loans are a significant component of construction lending. Originations for residential construction loans have increased in recent years as builders have expanded production and experienced strong sales in many markets where we operate. We have also experienced a meaningful increase in originations of residential construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family real estate loans upon completion of the homes and are often sold in the secondary market. Reflecting normal seasonal trends as well as particularly wet weather patterns which hampered construction and development activities earlier this year, outstanding residential construction, land and land development balances decreased $17.8 million, or 3%, to $527.9 million at June 30, 2017 compared to $545.7 million at December 31, 2016 but increased $40.5 million, or 8%, compared to $487.4 million at June 30, 2016. Residential construction, residential land and land development loans represented approximately 7% of our total loan portfolio at June 30, 2017.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $106.7 million at June 30, 2017. Our commercial and agricultural business loans increased $53.6 million, or 3%, to $1.63 billion at June 30, 2017, compared to $1.58 billion at December 31, 2016, and increased $28.9 million, or 2%, compared to $1.60 billion at June 30, 2016, in each comparison primarily reflecting growth in commercial business loans partially offset by decreased agricultural loan balances. Commercial and agricultural business loans represented approximately 22% of our portfolio at June 30, 2017.

Our one- to four-family real estate loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. We are active originators of one- to four-family real estate loans in most communities where we have established offices in Washington, Oregon, California, Idaho and Utah. Most of the one- to four-family real estate loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At June 30, 2017, our outstanding balances of one- to four-family real estate loans retained in our portfolio decreased $13.1 million, or 2%, to $800.0 million, compared to $813.1 million at December 31, 2016, and decreased $79.0 million, or 9%, compared to $879.0 million at June 30, 2016 as a result of continuing repayments exceeding originations retained in our portfolio. One- to four-family real estate loans represented 11% of our loan portfolio at June 30, 2017.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. At June 30, 2017, consumer loans, including consumer loans secured by one- to four-family residences, increased $37.4 million to $687.8 million, compared to $650.5 million at December 31, 2016, and increased $43.8 million compared to $644.0 million at June 30, 2016. Consumer loans increased during 2017 largely as a result of a successful campaign in the second quarter to generate additional home equity lines of credit.

The following table presents loans by geographic concentration at June 30, 2017, December 31, 2016 and June 30, 2016 (in thousands):

	June 30, 2017		December 31, 2016		June 30, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$3,425,627	45.3%	$3,433,617	46.1%	$3,401,656	46.4%
Oregon	1,532,460	20.3	1,505,369	20.2	1,461,906	20.0
California	1,304,194	17.3	1,239,989	16.6	1,184,392	16.2
Idaho	487,378	6.5	495,992	6.7	505,594	6.9
Utah	294,467	3.9	283,890	3.8	294,102	4.0
Other	507,437	6.7	492,291	6.6	478,275	6.5
Total loans receivable	$7,551,563	100.0%	$7,451,148	100.0%	$7,325,925	100.0%

Loans held for sale decreased significantly to $66.2 million at June 30, 2017, compared to $246.4 million at December 31, 2016, largely due to the sale of $315.5 million of multifamily loans during the first six months of 2017. In addition, origination of loans held for sale declined $70.2 million to $394.6 million for the six months ended June 30, 2017 as compared to $464.8 million for the same period last year primarily as a result of decreased originations of one- to four-family loans reflecting reduced activity due to recent interest rate increases. Loans held for sale were $113.2 million at June 30, 2016. Loans held for sale at June 30, 2017 included $42.9 million of multifamily loans and $23.3 million of one- to four-family loans.

Investment Securities: Our total investment in securities increased $489.8 million from December 31, 2016 to $1.58 billion at June 30, 2017. Security purchases during the six-month period exceeded sales, paydowns and maturities reflecting the Company's re-leveraged balance sheet following the previously announced strategy to remain below $10 billion in assets through December 31, 2016. Purchases were primarily in mortgage-backed or related securities issued by government-sponsored entities. The average effective duration of Banner's securities portfolio was approximately 3.5 years at June 30, 2017. Net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were an increase of $315,000 in the six months ended June 30, 2017. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $5.3 million for the six months ended June 30, 2017, which was included net of the associated tax expense of $1.9 million as a component of other comprehensive income and largely occurred as a result of decreased market interest rates. (See Note 8 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

Deposits: Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Increasing core deposits (non-interest-bearing and interest-bearing transaction and savings accounts) is a fundamental element of our business strategy. Much of the focus of our branch expansion over many years, including our recent acquisitions, and current marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly directed towards remixing our deposits away from higher cost certificates of deposit and emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts. The long-term success of our deposit gathering activities is reflected not only in the growth of core deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to prior periods.

The following table sets forth the Company's deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2017	Dec 31, 2016	Jun 30, 2016	Prior Yr End	Prior Year
Non-interest-bearing	$3,254,581	$3,140,451	$3,023,986	3.63%	7.63%
Interest-bearing checking	953,227	914,484	830,625	4.24	14.76
Regular savings accounts	1,530,517	1,523,391	1,321,518	0.47	15.82
Money market accounts	1,539,165	1,497,755	1,534,975	2.76	0.27
Interest-bearing transaction & savings accounts	4,022,909	3,935,630	3,687,118	2.22	9.11
Interest-bearing certificates	1,206,241	1,045,333	1,208,671	15.39	(0.20)
Total deposits	$8,483,731	$8,121,414	$7,919,775	4.46%	7.12%

Total deposits were $8.48 billion at June 30, 2017, compared to $8.12 billion at December 31, 2016 and $7.92 billion a year ago. The increase in total deposits compared to December 31, 2016 and June 30, 2016 reflects meaningful organic growth in the total balances and number of client relationships, as well as an increase in brokered deposits. Non-interest-bearing account balances increased 4% to $3.25 billion at June 30, 2017, compared to $3.14 billion at December 31, 2016, and increased 8% compared to $3.02 billion a year ago. Interest-bearing transaction and savings accounts increased 2% to $4.02 billion at June 30, 2017, compared to $3.94 billion at December 31, 2016, and increased 9% compared to $3.69 billion a year ago. Certificates of deposit increased 15% to $1.21 billion at June 30, 2017, compared to $1.05 billion at December 31, 2016 and were unchanged from a year earlier. Brokered deposits totaled $250.0 million at June 30, 2017, compared to $34.1 million at December 31, 2016 and $93.0 million a year ago. Brokered deposits increased during 2017 in connection with our leveraging strategy as higher yielding investment securities were purchased. Core deposits represented 86% of total deposits at June 30, 2017, compared to 85% of total deposits a year earlier.

The following table presents deposits by geographic concentration at June 30, 2017, December 31, 2016 and June 30, 2016 (in thousands):

	June 30, 2017		December 31, 2016		June 30, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$4,615,284	54.5%	$4,347,644	53.6%	$4,158,639	52.5%
Oregon	1,806,639	21.3	1,708,973	21.0	1,686,160	21.3
California	1,445,621	17.0	1,469,748	18.1	1,485,795	18.8
Idaho	416,933	4.9	447,019	5.5	421,427	5.3
Utah	199,254	2.3	148,030	1.8	167,754	2.1
Total deposits	$8,483,731	100.0%	$8,121,414	100.0%	$7,919,775	100.0%

Borrowings: FHLB advances decreased to $50.2 million at June 30, 2017 from $54.2 million at December 31, 2016 as increased deposits were used to fund a larger portion of the balance sheet. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $10.8 million, or 10%, to $116.5 million at June 30, 2017, compared to $105.7 million at December 31, 2016. No additional junior subordinated debentures were issued or matured during the six months ended June 30, 2017; however, the estimated fair value of these instruments increased by $1.7 million. Junior subordinated debentures totaled $96.9 million at June 30, 2017 compared to $95.2 million at December 31, 2016.

Shareholders' Equity: Total shareholders' equity increased $4.1 million to $1.31 billion at June 30, 2017 compared to $1.31 billion at December 31, 2016. The increase in equity primarily reflects the year-to-date net income of $49.2 million and a $3.4 million improvement in accumulated other comprehensive loss representing unrealized gains, net of tax, on securities available-for-sale, reduced by the accrual of $50.0 million of dividends to common shareholders, which includes two regular $0.25 per share quarterly dividends as well as a $1.00 per share special dividend. During the six months ended June 30, 2017, we did not have any repurchases of our common stock as part of our publicly announced repurchase plan, but 37,715 shares of restricted stock were forfeited and 22,163 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q.) Tangible common shareholders' equity, which excludes intangible assets, increased $7.5 million to $1.04 billion, or 10.46% of tangible assets at June 30, 2017, compared to $1.03 billion, or 10.83% of tangible assets at December 31, 2016.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

For the quarter ended June 30, 2017, net income was $25.5 million, or $0.77 per diluted share. This compares to net income of $21.0 million, or $0.61 per diluted share, for the quarter ended June 30, 2016. For the six months ended June 30, 2017, our net income was $49.2 million, or $1.49 per diluted share, compared to net income of $38.7 million, or $1.14 per diluted share for the same period a year earlier. Our net income for the quarter and six months ended June 30, 2016 was negatively impacted by $2.4 million and $9.2 million, respectively, of acquisition-related expenses, which net of related tax benefits reduced earnings per diluted share $0.05 and $0.17, respectively, for those periods.

Growth in average earning assets, coupled with a strong net interest margin, produced increased net interest income in both periods. This, combined with an increase in non-interest income, resulted in increases in revenues from core operations in the second quarter and six months ended June 30, 2017 compared to the same periods a year earlier. Credit costs remained low in both periods, while non-interest expense increased meaningfully compared to the same quarter a year ago. Net income for the current year was solid, representing further progress on our strategic priorities and initiatives, and produced an annualized return on average assets of 1.01% for the current quarter and 0.99% for the six months ended June 30, 2017.

Our earnings from core operations, which excludes net gains or losses on sales of securities, changes in the valuation of financial instruments carried at fair value, acquisition-related costs, and related tax benefits, were $25.9 million, or $0.78 per diluted share, for the quarter ended June 30, 2017, compared to $23.0 million, or $0.67 per diluted share, for the quarter ended June 30, 2016. For the six months ended June 30, 2017, our earnings from core operations was $50.1 million, or $1.52 per diluted share, compared with $45.1 million, or $1.32 per diluted share, for the same period a year earlier.

Net Interest Income. Net interest income increased by $6.6 million, or 7%, to $99.7 million for the quarter ended June 30, 2017, compared to $93.1 million for the same quarter one year earlier, as an increase of $307.0 million in the average balance of interest-earning assets produced strong growth for this key source of revenue. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans received in the acquisitions, which is accreted into loan interest income, as well as by net premiums on non-market-rate certificates of deposit assumed, which are amortized as a reduction to deposit interest expense. The net interest margin of 4.33% for the quarter ended June 30, 2017 was enhanced by 15 basis points as a result of acquisition accounting adjustments, primarily loan discount accretion. This compares to net interest margin of 4.20% for the quarter ended June 30, 2016, which included 19 basis points from acquisition accounting adjustments. The increase in net interest margin compared to a year earlier primarily reflects higher average loan and security yields as well as the loan portfolio representing a proportionally larger portion of the average interest-earning asset mix.

Net interest income before provision for loan losses for the six months ended June 30, 2017 increased by $10.4 million, or 5.6%, to $194.6 million compared to $184.2 million for the same period one year earlier, as a result of a $242.3 million increase in average interest-earning assets and enhanced by a 13 basis point increase in the net interest margin. The net interest margin increased to 4.29% for the six months ended June 30, 2017 compared to 4.16% for the same period in the prior year. The net interest margin for the six months ended June 30, 2017 included 13 basis points of accretion acquisition accounting adjustments, compared to 15 basis points from acquisition accounting adjustments for the same period a year ago.

Interest Income. Interest income for the quarter ended June 30, 2017 was $104.4 million, compared to $97.3 million for the same quarter in the prior year, an increase of $7.1 million, or 7%.  The increase in interest income occurred as a result of an increase in the average balances of interest-earning assets, largely as a result of growth in average loans and increased average yields on loans and securities. The average balance of interest-earning assets was $9.24 billion for the quarter ended June 30, 2017, compared to $8.93 billion for the same period a year earlier. The yield on average interest-earning assets was 4.53% for quarter ended June 30, 2017, compared to 4.38% for the same quarter one year earlier. The increase in yield between periods reflects a 12 basis point increase in the average yield on loans as well as a 26 basis point increase in the average yield on investment securities, and was enhanced by a change in the mix of interest-earning assets to include proportionately more loans. Average loans receivable for the quarter ended June 30, 2017 increased $268.5 million, or 4%, to $7.63 billion, compared to $7.36 billion for the same quarter in the prior year. Interest income on loans increased by $5.9 million, or 7%, to $94.8 million for the current quarter from $88.9 million for the quarter ended June 30, 2016, reflecting the impact of the increase in average loan balances and the 12 basis point change in the average yield on loans.  The increase in average loan yields reflects the impact of higher Prime and Libor rates over the last year as well as changes in the loan portfolio. The acquisition accounting loan discount accretion and the related balance sheet impact added 18 basis points to the current quarter loan yield, compared to 20 basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $1.61 billion for the quarter ended June 30, 2017 (excluding the effect of fair value adjustments), compared to $1.57 billion for the quarter ended June 30, 2016; and the interest and dividend income from those investments increased by $1.3 million compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 2.41% for the quarter ended June 30, 2017, from 2.15% for the same quarter one year earlier due to security purchases during 2017 at higher yields than the existing portfolio. The increase in security purchases early in 2017 occurred in connection with our re-leveraging strategy.

Interest income for the six months ended June 30, 2017 was $203.5 million, compared to $192.6 million for the same period in the prior year, an increase of $10.9 million, or 6%. As with the quarterly results, the year-to-date results reflect a $242.3 million, or 3%, increase in the average balance of interest-bearing assets as well as a 14 basis point increase in the yield on interest-earning assets.

Interest Expense. Interest expense for the quarter ended June 30, 2017 was $4.7 million, compared to $4.2 million for the same quarter in the prior year. The interest expense increase between periods reflects a $297.5 million, or 4%, increase in the average balance of funding liabilities and a two basis point change in the average cost of all funding liabilities.

Interest expense for the six months ended June 30, 2017 was $9.0 million, compared to $8.4 million for the same period in the prior year. As with the quarterly results, the six month results reflect a $250.1 million, or 3%, increase in the average balance of funding liabilities and a one basis point increase in the average cost of all funding liabilities.

Deposit interest expense increased $411,000, or 15%, to $3.2 million for the quarter ended June 30, 2017, compared to $2.8 million for the same quarter in the prior year, as a result of increases in the average interest-bearing deposits and average cost of deposits. Average deposit balances increased to $8.37 billion for the quarter ended June 30, 2017, from $7.97 billion for the quarter ended June 30, 2016, while the average rate paid on deposit balances increased to 0.15% in the second quarter of 2017 from 0.14% for the quarter ended June 30, 2016, reflecting primarily the increase in the cost of certificates of deposits. Deposit interest expense increased $256,000, or 4%, to $6.0 million for the six months ended June 30, 2017, compared to $5.7 million for the same period in the prior year. Average deposit balances increased to $8.29 billion for the six months ended June 30, 2017, from $7.97 billion for the six months ended June 30, 2016, while the average rate paid on deposit balances increased to 0.15% in the six months ended June 30, 2017 from 0.14% in the six months ended June 30, 2016. The acquisition accounting amortization of deposit premiums reduced the average rate paid on deposit balances by one basis point for the quarter ended June 30, 2017 and by two basis points for the quarter ended June 30, 2016. The cost of interest-bearing deposits increased by one basis point to 0.24% for the quarter ended June 30, 2017 compared to 0.23% in the same quarter a year earlier. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates and were not meaningfully impacted by the increase in short-term rates following the changes in the Fed Funds target rate in December 2016 and March 2017, although these did contribute to the one basis point increase in the cost of deposits.

Average total borrowings were $360.6 million for the quarter ended June 30, 2017, compared to $466.5 million for the same quarter one year earlier, while the average rate paid on total borrowings for the quarter ended June 30, 2017 increased to 1.72% from 1.21% for the same quarter one year earlier. The decrease in the average balance from the quarter ended June 30, 2017 from the same period a year earlier was primarily due to a $110.4 million decrease in average FHLB advances which reflects our funding a larger portion of the balance sheet with deposits. The decrease in average balances was offset by the increase in the average rate paid on total borrowings. Interest expense on total borrowings increased to $1.5 million for the quarter ended June 30, 2017 from $1.4 million for the quarter ended June 30, 2016. Average total borrowings were $369.5 million for the six months ended June 30, 2017, compared to $439.4 million for the same period on year earlier, while the average rate paid on total borrowings for the six months ended June 30, 2017 increased to 1.64% from 1.24% for the same period in 2016. The decrease in the average balance was due to a $74.8 million decrease in average FHLB advances, slightly offset by a $4.9 million increase in average other borrowings, which reflects our funding a larger portion of the balance sheet with deposits.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$5,987,295	$74,459	4.99%	$5,715,740	$68,914	4.85%
Commercial/agricultural loans	1,503,548	18,179	4.85	1,504,969	17,816	4.76
Consumer and other loans	138,724	2,157	6.24	140,355	2,205	6.32
Total loans (1)	7,629,567	94,795	4.98	7,361,064	88,935	4.86
Mortgage-backed securities	1,067,255	6,239	2.34	1,004,044	5,274	2.11
Other securities	471,894	3,192	2.71	450,528	2,931	2.62
Interest-bearing deposits with banks	54,051	139	1.03	95,668	101	0.42
FHLB stock	14,472	71	1.97	18,911	80	1.70
Total investment securities	1,607,672	9,641	2.41	1,569,151	8,386	2.15
Total interest-earning assets	9,237,239	104,436	4.53	8,930,215	97,321	4.38
Non-interest-earning assets	896,136			903,706
Total assets	$10,133,375			$9,833,921
Deposits:
Interest-bearing checking accounts	$927,375	210	0.09	$789,626	185	0.09
Savings accounts	1,553,019	527	0.14	1,329,104	431	0.13
Money market accounts	1,534,551	689	0.18	1,577,320	811	0.21
Certificates of deposit	1,200,435	1,756	0.59	1,244,796	1,344	0.43
Total interest-bearing deposits	5,215,380	3,182	0.24	4,940,846	2,771	0.23
Non-interest-bearing deposits	3,158,727	—	—	3,029,890	—	—
Total deposits	8,374,107	3,182	0.15	7,970,736	2,771	0.14
Other interest-bearing liabilities:
FHLB advances	103,848	301	1.16	214,290	339	0.64
Other borrowings	116,513	83	0.29	111,987	78	0.28
Junior subordinated debentures	140,212	1,164	3.33	140,212	985	2.83
Total borrowings	360,573	1,548	1.72	466,489	1,402	1.21
Total funding liabilities	8,734,680	4,730	0.22	8,437,225	4,173	0.20
Other non-interest-bearing liabilities (2)	56,175			62,858
Total liabilities	8,790,855			8,500,083
Shareholders’ equity	1,342,520			1,333,838
Total liabilities and shareholders’ equity	$10,133,375			$9,833,921
Net interest income/rate spread		$99,706	4.31%		$93,148	4.18%
Net interest margin			4.33%			4.20%
Additional Key Financial Ratios:
Return on average assets			1.01%			0.86%
Return on average equity			7.60			6.32
Average equity / average assets			13.25			13.56
Average interest-earning assets / average interest-bearing liabilities			165.66			165.15
Average interest-earning assets / average funding liabilities			105.75			105.84
Non-interest income / average assets			0.89			0.84
Non-interest expense / average assets			3.24			3.27
Efficiency ratio (4)			67.06			70.27
Adjusted efficiency ratio (5)			65.42%			65.33

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

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

	Six months ended June 30, 2017			Six Months Ended June 30, 2016
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$6,045,712	$147,008	4.90%	$5,711,811	$137,658	4.85%
Commercial/agricultural loans	1,484,148	34,725	4.72	1,488,304	33,841	4.57
Consumer and other loans	138,380	4,350	6.34	140,858	4,394	6.27
Total loans (1)	7,668,240	186,083	4.89	7,340,973	175,893	4.82
Mortgage-backed securities	955,285	10,886	2.30	1,004,427	10,664	2.14
Other securities	462,894	6,229	2.71	439,012	5,702	2.61
Interest-bearing deposits with banks	43,183	232	1.08	99,721	202	0.41
FHLB stock	15,008	102	1.37	18,221	161	1.78
Total investment securities	1,476,370	17,449	2.38	1,561,381	16,729	2.15
Total interest-earning assets	9,144,610	203,532	4.49	8,902,354	192,622	4.35
Non-interest-earning assets	909,576			898,887
Total assets	$10,054,186			$9,801,241
Deposits:
Interest-bearing checking accounts	$912,154	410	0.09	$861,849	382	0.09
Savings accounts	1,555,363	1,050	0.14	1,318,236	853	0.13
Money market accounts	1,528,545	1,340	0.18	1,598,922	1,673	0.21
Certificates of deposit	1,145,182	3,173	0.56	1,286,769	2,809	0.44
Total interest-bearing deposits	5,141,244	5,973	0.23	5,065,776	5,717	0.23
Non-interest-bearing deposits	3,153,652	—	—	2,909,131	—	—
Total deposits	8,294,896	5,973	0.15	7,974,907	5,717	0.14
Other interest-bearing liabilities:
FHLB advances	116,988	574	0.99	191,747	618	0.65
Other borrowings	112,325	157	0.28	107,426	153	0.29
Junior subordinated debentures	140,212	2,268	3.26	140,212	1,944	2.79
Total borrowings	369,525	2,999	1.64	439,385	2,715	1.24
Total funding liabilities	8,664,421	8,972	0.21	8,414,292	8,432	0.20
Other non-interest-bearing liabilities (2)	57,325			62,936
Total liabilities	8,721,746			8,477,228
Shareholders’ equity	1,332,440			1,324,013
Total liabilities and shareholders’ equity	$10,054,186			$9,801,241
Net interest income/rate spread		$194,560	4.28%		$184,190	4.15%
Net interest margin			4.29%			4.16%
Additional Key Financial Ratios:
Return on average assets			0.99%			0.79%
Return on average equity			7.45			5.88
Average equity / average assets			13.25			13.51
Average interest-earning assets / average interest-bearing liabilities			165.94			161.71
Average interest-earning assets / average funding liabilities			105.54			105.80
Non-interest income / average assets			0.87			0.83
Non-interest expense / average assets			3.21			3.36
Efficiency ratio (4)			67.27			72.96
Adjusted efficiency ratio (5)			65.63%			66.08

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

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

Provision and Allowance for Loan Losses.

The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. During the quarter and six months ended June 30, 2017, we recorded a provision for loans losses of $2.0 million and $4.0 million, respectively, primarily as a result of loan growth and the renewal of acquired loans out of the discounted loan portfolios, compared to a $2.0 million loan loss provision recorded in the second quarter and six months of 2016, respectively. We continue to maintain an appropriately significant allowance for loan losses at June 30, 2017, reflecting growth in the related portfolio and current economic conditions.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the recent acquisitions. The discount on acquired loans was $25.8 million at June 30, 2017 compared to $29.4 million at March 31, 2017, $31.1 million at December 31, 2016 and $38.8 million at June 30, 2016.

Net recoveries were $59,000 for the quarter ended June 30, 2017 compared to net recoveries of $1.1 million for the same quarter in the prior year. However, for the first six months of 2017 we recorded net charge offs of $1.4 million compared to net recoveries of $1.3 million in 2016. The allowance for loan losses was $88.6 million at June 30, 2017 compared to $86.0 million at December 31, 2016 and $81.3 million at June 30, 2016. Included in our allowance at June 30, 2017 was an unallocated portion of $6.5 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for loan losses) increased to 1.17% at June 30, 2017, from 1.15% at December 31, 2016 and 1.11% at June 30, 2016.

We believe that the allowance for loan losses as of June 30, 2017 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. We believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, although there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-interest Income. The following table presents the key components of non-interest income for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2017	2016	Change Amount	Change Percent	2017	2016	Change Amount	Change Percent
Deposit fees and other service charges	$13,238	$12,213	$1,025	8.4%	$25,423	$24,031	$1,392	5.8%
Mortgage banking operations	6,754	6,625	129	1.9	11,357	12,268	(911)	(7.4)
Bank owned life insurance	1,461	1,128	333	29.5	2,556	2,313	243	10.5
Miscellaneous	1,720	1,328	392	29.5	5,356	2,592	2,764	106.6
	23,173	21,294	1,879	8.8	44,692	41,204	3,488	8.5
Net gain (loss) on sale of securities	(54)	(380)	326	(85.8)	(41)	(359)	318	(88.6)
Net change in valuation of financial instruments carried at fair value	(650)	(377)	(273)	72.4	(1,338)	(348)	(990)	284.5
Total non-interest income	$22,469	$20,537	$1,932	9.4%	$43,313	$40,497	$2,816	7.0%

Non-interest income, which includes changes in the valuation of financial instruments carried at fair value, net gain or loss on sale of securities, and non-interest revenues from core operations, was $22.5 million for the quarter ended June 30, 2017, compared to $20.5 million for the same quarter in the prior year, and was $43.3 million for the six months ended June 30, 2017, compared to $40.5 million for the same period in the prior year. Our non-interest income for the quarter ended June 30, 2017 included a $650,000 net loss for fair value adjustments and a $54,000 loss on sale of securities. By contrast, for the quarter ended June 30, 2016, fair value adjustments resulted in a net loss of $377,000 and we had a net loss of $380,000 on sale of securities. Our non-interest income for the six months ended June 30, 2017 included a $1.3 million net loss for fair value adjustments and a $41,000 net loss on sale of securities. During the six months ended June 30, 2016, fair value adjustments resulted in a net loss of $348,000 and we experienced a $359,000 loss on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 8 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Excluding the fair value adjustments and net gain on sale of securities, non-interest income from core operations increased by $1.9 million, or 9%, to $23.2 million for the quarter ended June 30, 2017, compared to $21.3 million for the quarter ended June 30, 2016, and increased $3.5 million, or 8%, to $44.7 million for the six months ended June 30, 2017, compared to $41.2 million for the six months ended June 30, 2016, largely as a result of increased revenues from deposit fees and other service charges and miscellaneous income. Deposit fees and other service charges increased by $1.0 million, or 8%, for the quarter ended June 30, 2017 and $1.4 million, or 6%, for the six months ended June 30, 2017 compared to the same periods a year ago reflecting growth in the number of deposit accounts resulting in increased transaction activity. Miscellaneous income for the six months ended June 30, 2017 included a one-time gain of $2.5 million on the sale of a single loan that had been acquired a number of years ago as a partial settlement on a non-performing credit relationship and was carried at a significant discount to its contractual amount and eventual sales price. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, increased by $129,000 for the quarter ended June 30, 2017 and decreased $911,000 for the six months ended June 30, 2017 compared to the same periods a year ago. Sales of multifamily loans in the current quarter resulted in gains of $1.2 million compared to $1.0 million of gains in the same quarter a year ago, and $1.3 million for the six months ended June 30, 2017 compared to $1.7 million for the same period a year ago. Home purchase activity accounted for 78% of second quarter one- to four-family mortgage banking loan originations as compared to 66% for the second quarter last year.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Change Amount	Change Percent	2017	2016	Change Amount	Change Percent
Salaries and employee benefits	$49,019	$45,175	$3,844	8.5%	$95,083	$91,738	$3,345	3.6%
Less capitalized loan origination costs	(4,598)	(4,907)	309	(6.3)	(8,914)	(9,157)	243	(2.7)
Occupancy and equipment	12,045	11,052	993	9.0	24,041	21,440	2,601	12.1
Information/computer data services	4,100	4,852	(752)	(15.5)	8,094	9,772	(1,678)	(17.2)
Payment and card processing expenses	5,792	5,501	291	5.3	10,812	10,286	526	5.1
Professional services	3,732	865	2,867	331.4	8,885	3,479	5,406	155.4
Advertising and marketing	1,766	2,474	(708)	(28.6)	3,095	4,207	(1,112)	(26.4)
Deposit insurance	1,071	1,311	(240)	(18.3)	2,337	2,649	(312)	(11.8)
State/Municipal business and use taxes	279	770	(491)	(63.8)	1,078	1,608	(530)	(33.0)
REO operations	(363)	137	(500)	(365.0)	(1,329)	534	(1,863)	(348.9)
Amortization of core deposit intangibles	1,624	1,808	(184)	(10.2)	3,248	3,615	(367)	(10.2)
Miscellaneous	7,463	8,437	(974)	(11.5)	13,577	14,526	(949)	(6.5)
	81,930	77,475	4,455	5.8	160,007	154,697	5,310	3.4
Acquisition related costs	—	2,412	(2,412)	(100.0)	—	9,224	(9,224)	(100.0)
Total non-interest expense	$81,930	$79,887	$2,043	2.6%	$160,007	$163,921	$(3,914)	(2.4)%

Non-interest expenses increased by $2.0 million, to $81.9 million for the quarter ended June 30, 2017, compared to $79.9 million for the quarter ended June 30, 2016. The increase was primarily related to increased compensation and professional services expense, including costs incurred for enhanced regulatory requirements attributable to the build-out of the Company's risk management infrastructure as a result of crossing the $10 billion asset threshold. There were no acquisition-related expenses in the current quarter, compared to $2.4 million of acquisition-related costs in the second quarter of 2016. For the six months ended June 30, 2017, non-interest expenses decreased by $3.9 million, to $160.0 million compared to $163.9 million for the six months ended June 30, 2016. The decrease in the six-month period primarily reflected $9.2 million of acquisition-related costs in the 2016 period, partially offset by costs related to the enhanced regulatory requirements and increased compensation and occupancy expenses.

Salary and employee benefits expense increased $3.8 million, to $49.0 million for the quarter ended June 30, 2017, compared to $45.2 million for the quarter ended June 30, 2016, primarily reflecting the incremental staffing associated with the build-out of the Company's risk management infrastructure and annual salary merit increases. For similar reasons salary and employee benefits increased to $95.1 million for the six months ended June 30, 2017, compared to $91.7 million for the six months ended June 30, 2016. Occupancy and equipment expense increased $1.0 million, to $12.0 million for the quarter ended June 30, 2017 and increased $2.6 million for the six months ended June 30, 2017, compared to the same periods in the prior year. The increase in occupancy and equipment expense primarily reflects increased equipment depreciation associated with equipment purchased for acquired locations and increased seasonal building repair and maintenance. Information and computer data services decreased $752,000 for the quarter ended June 30, 2017 and $1.7 million for the six months ended June 30, 2017, compared to the same periods in the prior year. Professional services expense increased $2.9 million for the quarter ended June 30, 2017 and $5.4 million for the six months ended June 30, 2017, compared to the same periods in the prior year, reflecting increased consulting services related to enhanced regulatory requirements attributable to compliance and risk management infrastructure build-out as a result of crossing the $10 billion threshold. REO operations had net gains of $363,000 and $1.3 million for the quarter and six months ended June 30, 2017, respectively, compared to net costs in the same prior-year periods, largely due to $1.9 million of gains on the sale of an REO property during the first six months of 2017. Miscellaneous expenses for the six months ended June 30, 2017 included accruals of $865,000 for customer refunds of certain deposit service fees charged in prior years compared to a similar $1.4 million accrual in the same period in the prior year. Miscellaneous expense for the six months ended June 30, 2017 was offset by the release of a $1.2 million reserve for possible losses on an unfunded commitment for a single credit relationship that was terminated.

Income Taxes. In the quarter ended June 30, 2017, we recognized $12.8 million in income tax expense for an effective tax rate of 33.4%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits and tax benefits related to restricted stock vesting. The tax benefits related to restricted stock vesting reduced the effective tax rate for the six months ended June 30, 2017 by 0.5% as a result of the adoption of ASU No. 2016-09. Our normal, expected statutory income tax rate is 37.2%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the state income tax rates. For the quarter ended June 30, 2016, we recognized $10.8 million in income tax expense for an effective tax rate of 34.1%. For the six months ended June 30, 2017, we recognized $24.6 million in income tax expense for an effective tax rate of 33.3% compared to $20.0 million in income tax expense for an effective rate of 34.1% for the six months ended June 30, 2016. For more discussion on our income taxes, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Asset Quality

Achieving and maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. As a result, current asset quality metrics are at historically favorable levels and are unlikely to meaningfully improve. Our reserve levels are adequate and reflect current market conditions. In addition, our impairment analysis and charge-off actions reflect current appraisals and valuation estimates. We actively engage our borrowers to resolve problem assets and effectively manage the real estate owned as a result of foreclosures.

Non-Performing Assets:  Non-performing assets decreased to $24.5 million, or 0.24% of total assets, at June 30, 2017, from $33.8 million, or 0.35% of total assets, at December 31, 2016, and $31.7 million, or 0.32% of total assets, at June 30, 2016. Our allowance for loan losses was $88.6 million, or 405% of non-performing loans at June 30, 2017, compared to $86.0 million, or 381% of non-performing loans at December 31, 2016 and $81.3 million, or 321% of non-performing loans at June 30, 2016.  We believe our level of non-performing loans and assets is manageable and that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion. The primary components of the $24.5 million in non-performing assets were $20.9 million in nonaccrual loans, $939,000 in loans more than 90 days delinquent and still accruing interest, and $2.6 million in REO and other repossessed assets.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At June 30, 2017, we had $13.5 million of restructured loans currently performing under their restructured terms.

Loans acquired in merger transactions with deteriorated credit quality are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $26.3 million at June 30, 2017, compared to $32.3 million at December 31, 2016 and $45.4 million at June 30, 2016.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$6,267	$8,237	$11,753
Multifamily	—	—	31
Construction and land	1,726	1,748	1,738
One- to four-family	2,955	2,263	3,512
Commercial business	7,037	3,074	1,426
Agricultural business, including secured by farmland	1,456	3,229	4,459
Consumer	1,494	1,875	1,165
	20,935	20,426	24,084
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	701	—
Multifamily	—	147	—
One- to four-family	754	1,233	896
Commercial business	77	—	—
Consumer	108	72	337
	939	2,153	1,233
Total non-performing loans	21,874	22,579	25,317
REO, net (2)	2,427	11,081	6,147
Other repossessed assets held for sale	181	166	256
Total non-performing assets	$24,482	$33,826	$31,720

Total non-performing loans to loans before allowance for loan losses	0.29%	0.30%	0.35%
Total non-performing loans to total assets	0.21%	0.23%	0.26%
Total non-performing assets to total assets	0.24%	0.35%	0.32%

Restructured loans performing under their restructured terms (3)	$13,531	$18,907	$18,835

Loans 30-89 days past due and on accrual (4)	$15,564	$11,571	$14,447

(1)	Includes $1.0 million of nonaccrual restructured loans at June 30, 2017. For the quarter ended June 30, 2017, $144,000 in interest income would have been recorded had nonaccrual loans been current.

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

(3)	These loans were performing under their restructured terms at June 30, 2017.
(4) Includes purchased credit-impaired loans.

In addition to the non-performing loans and purchased credit-impaired loans as of June 30, 2017, we had other classified loans with an aggregate outstanding balance of $93.4 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

REO: REO decreased $8.7 million, to $2.4 million at June 30, 2017, compared to $11.1 million at December 31, 2016. The following table shows REO activity for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended		Six Months Ended
	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Balance, beginning of period	$3,040	$7,207	$11,081	$11,627
Additions from loan foreclosures	46	376	46	378
Additions from acquisitions	—	—	—	400
Additions from capitalized costs	54	—	54	—
Proceeds from dispositions of REO	(1,228)	(1,656)	(10,421)	(6,322)
Gain on sale of REO	721	651	1,923	700
Valuation adjustments in the period	(206)	(431)	(256)	(636)
Balance, end of period	$2,427	$6,147	$2,427	$6,147

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the six months ended June 30, 2017 and June 30, 2016, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $321.0 million and $481.0 million, respectively. During those periods we purchased loans and loan participations of $173.0 million and $149.2 million, respectively. This activity was funded primarily by sales of loans and increased deposits in 2017 and primarily from the sale of loans in 2016. During the six months ended June 30, 2017 and June 30, 2016, we received proceeds of $592.2 million and $568.7 million, respectively, from the sale of loans. Securities purchased during the six months ended June 30, 2017 and June 30, 2016 totaled $584.9 million and $255.8 million, respectively, and securities repayments, maturities and sales in those periods were $99.1 million and $192.8 million, respectively.

Our primary financing activity is gathering deposits. Increases in all deposit categories contributed to total deposits increasing by $362.3 million during the first six months of 2017. Certificates of deposit are generally more vulnerable to competition and price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2017, certificates of deposit amounted to $1.21 billion, or 14% of our total deposits, including $921.8 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) decreased $4.0 million from December 31, 2016 to $50.2 million at June 30, 2017. Other borrowings increased $10.8 million from December 31, 2016 to $116.5 million at June 30, 2017.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2017 and 2016, we used our sources of funds primarily to fund loan commitments and purchase securities. At June 30, 2017, we had outstanding loan commitments totaling $2.43 billion, including undisbursed loans in process and unused credit lines totaling $2.35 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at June 30, 2017 provided for advances that in the aggregate would equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $3.43 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $90.4 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $50.2 million at June 30, 2017. In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $530.5 million as of June 30, 2017, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at June 30, 2017 or December 31, 2016.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At June 30, 2017, the Company on an unconsolidated basis had liquid assets of $92.2 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30, 2017, total shareholders' equity increased $4.1 million, to $1.31 billion.  Total equity at June 30, 2017 was entirely attributable to voting and non-voting common stock and retained earnings.  At June 30, 2017, tangible common shareholders’ equity, which excludes other goodwill and other intangible assets, was $1.04 billion, or 10.46% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, the Banks now have to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of June 30, 2017, the conservation buffer was 1.25%. At June 30, 2017, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2017, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,220,389	13.68%	$713,907	8.00%	$892,384	10.00%
Tier 1 capital to risk-weighted assets	1,129,354	12.66	535,431	6.00	535,431	6.00
Tier 1 leverage capital to average assets	1,129,354	11.51	392,603	4.00	n/a	n/a
Common equity tier 1 capital	1,005,226	11.26	401,573	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,073,818	12.31	697,992	8.00	872,489	10.00
Tier 1 capital to risk-weighted assets	985,051	11.29	523,494	6.00	697,992	8.00
Tier 1 leverage capital to average assets	985,051	10.32	381,966	4.00	477,458	5.00
Common equity tier 1 capital	985,051	11.29	392,620	4.50	567,118	6.50
Islanders Bank
Total capital to risk-weighted assets	31,171	16.29	15,304	8.00	19,131	10.00
Tier 1 capital to risk-weighted assets	28,903	15.11	11,478	6.00	15,304	8.00
Tier 1 leverage capital to average assets	28,903	11.12	10,394	4.00	12,993	5.00
Common equity tier 1 capital	28,903	15.11	8,609	4.50	12,435	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of June 30, 2017, our loans with interest rate floors totaled approximately $2.47 billion and had a weighted average floor rate of 4.65% compared to a current average note rate of 5.00%. An additional source of interest rate risk is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits. By contrast, if market rates remain very low, loan and securities yields will likely decline as longer-term instruments mature or are repaid. As a result, a prolonged period of very low interest rates would likely result in compression of our net interest margin. While this pressure on the margin may be mitigated by changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth, as of June 30, 2017, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$14,861	3.8%	$41,772	5.3%	$(393,205)	(18.4)%
+300	15,000	3.8	41,345	5.2	(283,913)	(13.3)
+200	12,079	3.1	33,619	4.3	(165,548)	(7.7)
+100	7,406	1.9	20,669	2.6	(64,273)	(3.0)
0	—	—	—	—	—	—
-25	(4,466)	(1.1)	(11,368)	(1.4)	7,646	0.4
-50	(11,068)	(2.8)	(29,161)	(3.7)	8,482	0.4

(1)
Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The current targeted federal funds rate is between 1.00% and 1.25%.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2017 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2017, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.08 billion, representing a one-year cumulative gap to total assets ratio of 20.36%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2017 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$560,809	$56,451	$63,525	$9,061	$3,321	$—	$693,167
Fixed-rate mortgage loans	243,832	153,015	415,847	297,686	366,617	13,756	1,490,753
Adjustable-rate mortgage loans	879,383	333,662	971,343	793,333	296,831	6,306	3,280,858
Fixed-rate mortgage-backed securities	73,268	67,652	245,980	216,815	358,611	96,001	1,058,327
Adjustable-rate mortgage-backed securities	71,693	8,708	2,248	7,569	2,905	—	93,123
Fixed-rate commercial/agricultural loans	108,436	88,697	197,497	65,678	25,948	6,269	492,525
Adjustable-rate commercial/agricultural loans	886,590	20,586	63,124	30,599	11,469	—	1,012,368
Consumer and other loans	412,094	41,102	115,743	19,403	17,406	33,971	639,719
Investment securities and interest-earning deposits	129,456	11,444	105,649	71,805	94,391	58,540	471,285
Total rate sensitive assets	3,365,561	781,317	2,180,956	1,511,949	1,177,499	214,843	9,232,125
Interest-bearing liabilities: (2)
Regular savings	202,043	103,762	331,841	232,831	334,449	325,591	1,530,517
Interest checking accounts	145,740	61,666	200,763	143,677	206,576	194,804	953,226
Money market deposit accounts	197,649	129,653	403,364	267,842	340,361	200,296	1,539,165
Certificates of deposit	632,430	290,176	233,701	47,654	2,120	—	1,206,081
FHLB advances	50,005	6	24	27	83	68	50,213
Other borrowings	—	5,000	—	—	—	—	5,000
Junior subordinated debentures	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	111,456	—	—	—	—	—	111,456
Total rate sensitive liabilities	1,479,535	590,263	1,169,693	692,031	883,589	720,759	5,535,870
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$1,886,026	$191,054	$1,011,263	$819,918	$293,910	$(505,916)	$3,696,255
Cumulative excess of interest-sensitive assets	$1,886,026	$2,077,080	$3,088,343	$3,908,261	$4,202,171	$3,696,255	$3,696,255
Cumulative ratio of interest-earning assets to interest-bearing liabilities	227.47%	200.35%	195.33%	199.41%	187.27%	166.77%	166.77%
Interest sensitivity gap to total assets	18.49%	1.87%	9.91%	8.04%	2.88%	(4.96)%	36.24%
Ratio of cumulative gap to total assets	18.49%	20.36%	30.28%	38.32%	41.20%	36.24%	36.24%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(1.1) billion, or (10.84)% of total assets at June 30, 2017.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2017:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2017 - April 30, 2017	7,300	$52.96	—	1,658,245
May 1, 2017 - May 31, 2017	74	55.99	—	1,658,245
June 1, 2017 - June 30, 2017	35	54.01	—	1,658,245
Total for quarter	7,409	53.00	—	1,658,245

The 7,409 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants.

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

10{t}
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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 4, 2017	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 4, 2017	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)