Form 10-Q
period 2017-09-30
BANNER CORP
filed 2017-11-06
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________
 Commission File Number 000-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of November 3, 2017
Common Stock, $.01 par value per share			32,806,473 shares
Non-voting Common Stock, $.01 par value per share			100,029 shares

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

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2017 and December 31, 2016

ASSETS	September 30 2017	December 31 2016
Cash and due from banks	$192,278	$177,083
Interest bearing deposits	49,488	70,636
Total cash and cash equivalents	241,766	247,719
Securities—trading, amortized cost $28,663 and $30,154, respectively	23,466	24,568
Securities—available-for-sale, amortized cost $1,338,863 and $806,336, respectively	1,339,057	800,917
Securities—held-to-maturity, fair value $268,663 and $270,528, respectively	264,752	267,873
Federal Home Loan Bank (FHLB) stock	20,854	12,506
Loans held for sale (includes $64,399 and $9,600, at fair value, respectively)	71,905	246,353
Loans receivable	7,774,449	7,451,148
Allowance for loan losses	(89,100)	(85,997)
Net loans	7,685,349	7,365,151
Accrued interest receivable	33,837	30,178
Real estate owned (REO), held for sale, net	1,496	11,081
Property and equipment, net	159,893	166,481
Goodwill	244,583	244,583
Other intangibles, net	25,219	30,162
Bank-owned life insurance (BOLI)	161,648	158,936
Deferred tax assets, net	119,333	127,694
Other assets	49,928	59,466
Total assets	$10,443,086	$9,793,668
LIABILITIES
Deposits:
Non-interest-bearing	$3,379,841	$3,140,451
Interest-bearing transaction and savings accounts	4,058,435	3,935,630
Interest-bearing certificates	1,100,574	1,045,333
Total deposits	8,538,850	8,121,414
Advances from FHLB at fair value	263,349	54,216
Other borrowings	103,713	105,685
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	97,280	95,200
Accrued expenses and other liabilities	72,604	71,369
Deferred compensation	40,279	40,074
Total liabilities	9,116,075	8,487,958
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 33,154,755 shares issued and outstanding at September 30, 2017; 33,108,599 shares issued and outstanding at December 31, 2016	1,214,547	1,213,225
Common stock (non-voting) and paid in capital- $0.01 par value per share, 5,000,000 shares authorized; 100,029 shares issued and outstanding at September 30, 2017; 84,788 shares issued and outstanding at December 31, 2016	935	612
Retained earnings	111,405	95,328
Carrying value of shares held in trust for stock related compensation plans	(7,283)	(7,283)
Liability for common stock issued to deferred, stock related, compensation plans	7,283	7,283
Accumulated other comprehensive income (loss)	124	(3,455)
Total shareholders' equity	1,327,011	1,305,710
Total liabilities & shareholders' equity	$10,443,086	$9,793,668
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME:
Loans receivable	$95,221	$89,805	$281,304	$265,697
Mortgage-backed securities	6,644	4,803	17,529	15,467
Securities and cash equivalents	3,413	3,241	9,976	9,306
Total interest income	105,278	97,849	308,809	290,470
INTEREST EXPENSE:
Deposits	3,189	2,784	9,162	8,501
FHLB advances	569	256	1,142	874
Other borrowings	84	82	241	234
Junior subordinated debentures	1,226	1,019	3,494	2,962
Total interest expense	5,068	4,141	14,039	12,571
Net interest income	100,210	93,708	294,770	277,899
PROVISION FOR LOAN LOSSES	2,000	2,000	6,000	4,000
Net interest income after provision for loan losses	98,210	91,708	288,770	273,899
NON-INTEREST INCOME:
Deposit fees and other service charges	13,316	12,927	38,739	36,957
Mortgage banking operations	4,498	8,141	15,854	20,409
Bank-owned life insurance (BOLI)	1,043	1,333	3,599	3,646
Miscellaneous	1,705	1,344	7,062	3,936
	20,562	23,745	65,254	64,948
Net gain on sale of securities	270	891	230	531
Net change in valuation of financial instruments carried at fair value	(493)	(1,124)	(1,831)	(1,472)
Total non-interest income	20,339	23,512	63,653	64,007
NON-INTEREST EXPENSE:
Salary and employee benefits	48,931	44,758	144,014	136,497
Less capitalized loan origination costs	(4,331)	(4,953)	(13,245)	(14,110)
Occupancy and equipment	11,737	10,979	35,778	32,419
Information/computer data services	4,420	4,836	12,513	14,607
Payment and card processing expenses	5,839	5,878	16,651	16,164
Professional services	3,349	2,258	12,233	5,736
Advertising and marketing	2,130	2,282	5,225	6,489
Deposit insurance	1,101	890	3,438	3,539
State/municipal business and use taxes	780	956	1,857	2,564
REO operations	240	(21)	(1,089)	513
Amortization of core deposit intangibles	1,542	1,724	4,790	5,339
Miscellaneous	6,851	7,785	20,432	22,311
	82,589	77,372	242,597	232,068
Acquisition-related costs	—	1,720	—	10,945
Total non-interest expense	82,589	79,092	242,597	243,013
Income before provision for income taxes	35,960	36,128	109,826	94,893
PROVISION FOR INCOME TAXES	10,883	12,277	35,502	32,312
NET INCOME	$25,077	$23,851	$74,324	$62,581
Earnings per common share:
Basic	$0.76	$0.70	$2.25	$1.84
Diluted	$0.76	$0.70	$2.25	$1.83
Cumulative dividends declared per common share	$0.25	$0.23	$1.75	$0.65
Weighted average number of common shares outstanding:
Basic	32,982,532	34,045,225	32,966,214	34,050,459
Diluted	33,079,099	34,124,611	33,061,172	34,104,875
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME	$25,077	$23,851	$74,324	$62,581
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	493	(4,659)	5,841	14,043
Income tax (expense) benefit related to available-for-sale securities unrealized holding gain (loss)	(202)	1,677	(2,116)	(5,060)
Reclassification for net gains on available-for-sale securities realized in earnings	(270)	(735)	(230)	(376)
Income tax expense related to available-for-sale securities realized gains	97	265	84	136
Other comprehensive income (loss)	118	(3,452)	3,579	8,743
COMPREHENSIVE INCOME	$25,195	$20,399	$77,903	$71,324

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Nine Months Ended September 30, 2017 and the Year Ended December 31, 2016

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2016	34,242,255	$1,261,174	$39,615	$(730)	$1,300,059
Net income			85,385		85,385
Other comprehensive loss, net of income tax				(2,725)	(2,725)
Accrual of dividends on common stock ($0.88/share cumulative)			(29,672)		(29,672)
Repurchase of common stock	(1,145,250)	(50,772)			(50,772)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	96,382	3,401			3,401
Excess tax benefit on stock-based compensation		34			34
Balance, December 31, 2016	33,193,387	$1,213,837	$95,328	$(3,455)	$1,305,710

Balance, January 1, 2017	33,193,387	$1,213,837	$95,328	$(3,455)	$1,305,710
Net income			74,324		74,324
Other comprehensive income, net of income tax				3,579	3,579
Accrual of dividends on common stock ($1.75/share cumulative)			(58,247)		(58,247)
Repurchase of common stock	(25,000)	(1,400)			(1,400)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	86,397	3,045			3,045
Balance, September 30, 2017	33,254,784	$1,215,482	$111,405	$124	$1,327,011

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$74,324	$62,581
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	10,153	9,219
Deferred income and expense, net of amortization	(1,513)	419
Amortization of core deposit intangibles	4,790	5,339
Gain on sale of securities	(230)	(531)
Net change in valuation of financial instruments carried at fair value	1,831	1,472
Purchases of securities—trading	—	(1,725)
Proceeds from sales of securities—trading	—	1,682
Principal repayments and maturities of securities—trading	1,618	3,527
Decrease in deferred taxes	8,361	10,747
Increase in current taxes payable	2,853	2,108
Equity-based compensation	3,045	3,129
Increase in cash surrender value of BOLI	(3,046)	(3,628)
Gain on sale of loans, net of capitalized servicing rights	(11,653)	(14,583)
Gain on disposal of real estate held for sale and property and equipment	(2,438)	(748)
Provision for loan losses	6,000	4,000
Provision for losses on real estate held for sale	256	804
Origination of loans held for sale	(626,677)	(753,714)
Proceeds from sales of loans held for sale	812,778	691,355
Net change in:
Other assets	(4,082)	(20,428)
Other liabilities	(144)	13,560
Net cash provided from operating activities	276,226	14,585
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(706,911)	(242,222)
Principal repayments and maturities of securities—available-for-sale	135,163	143,244
Proceeds from sales of securities—available-for-sale	35,559	233,252
Purchases of securities—held-to-maturity	(5,105)	(60,344)
Principal repayments and maturities of securities—held-to-maturity	6,544	7,458
Loan originations, net of principal repayments	(120,116)	(34,328)
Purchases of loans and participating interest in loans	(266,481)	(230,778)
Proceeds from sales of other loans	73,366	193,939
Purchases of property and equipment	(7,641)	(9,223)
Proceeds from sale of real estate held for sale and sale of other property, net	15,873	8,021
Proceeds from FHLB stock repurchase program	80,056	70,237
Purchase of FHLB stock	(88,404)	(67,006)
Other	327	1,922
Net cash (used in) provided from investing activities	(847,770)	14,172
FINANCING ACTIVITIES:
Increase in deposits, net	417,436	56,904
Proceeds from long term FHLB advances	150,000	—
Repayment of long term FHLB advances	(7)	(70,007)
Proceeds from (repayments of) overnight and short term FHLB advances, net	59,000	(600)
(Decrease) increase in other borrowings, net	(1,971)	10,586
Cash dividends paid	(57,467)	(20,542)
Cash paid for the repurchase of common stock	(1,400)	(21,098)
Net cash provided from (used in) financing activities	565,591	(44,757)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,953)	(16,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	247,719	261,917
CASH AND CASH EQUIVALENTS, END OF PERIOD	$241,766	$245,917

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$13,406	$12,781
Taxes paid, net of refunds received in cash	25,599	23,751
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	10	758
Dividends accrued but not paid until after period end	8,443	7,873

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2017 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2016 Consolidated Financial Statements and/or schedules to conform to the 2017 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.  There have been no significant changes in our application of accounting policies during the first nine months of 2017.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC (2016 Form 10-K).  Interim results are not necessarily indicative of results for a full year or any other interim period.

Note 2:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of ASU 2015-14 the standard is effective for interim and annual periods beginning after December 15, 2017. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Management intends to adopt the new guidance on January 1, 2018.  Management has completed its identification of all revenue streams included in the financial statements (excluding interest income, which is outside of the scope of the pronouncement) and identified which revenue streams are within the scope of the pronouncement. Management is finalizing its evaluation on whether the implementation of this ASU will result in any accounting changes for the revenue streams within the scope of this ASU. Management does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements other than additional disclosure requirements.

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

In May 2016, FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, amending ASC Topic 606 (Revenue from Contracts with Customers). The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU affect only several narrow aspects of Topic 606. The amendments in this ASU affect the guidance in ASU 2014-09, discussed above, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606. The Company is evaluating the provisions of this ASU in conjunction with ASU No. 2014-09 to determine the potential impact Topic 606 and its amendments will have on the Company’s Consolidated Financial Statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. This ASU simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. At September 30, 2017, Banner held $5.6 million of available-for-sale equity investment securities. The provisions of ASU No. 2016-01 require changes in the value of equity securities to be recognized in the income statement which could result in additional volatility in income.

Leases (Topic 842)

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements and regulatory capital ratios. The Company leases 115 buildings and offices under non-cancelable operating leases, the majority of which will be subject to this ASU. While the Company has not quantified the impact to its balance sheet, upon the adoption of this ASU the Company expects to report increased assets and increased liabilities on its Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to these leases and certain equipment under non-cancelable operating lease agreements, which currently are not reflected in its Consolidated Statements of Financial Condition.

Derivatives and Hedging (Topic 815)

In March 2016, FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 (Derivatives and Hedging) does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this ASU were effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. At September 30, 2017, Banner had three swap relationships using hedge accounting with a total market value of $531,000. This ASU has not had a material impact on the Company’s Consolidated Financial Statements.

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

In August 2017, FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU are intended to provide investors better insight to an entity's risk management hedging strategies by permitting a company to recognize the economic results of its hedging strategies in its financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. Adoption of ASU 2017-12 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Financial Instruments—Credit Losses (Topic 326)

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements. The Company has formed an internal committee to oversee the project and has engaged a third-party vendor to assist with the project. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available-for-sale will be replaced with an allowance approach. The Company has begun developing and implementing processes to address the amendments of this ASU.

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

Compensation—Stock Compensation (Topic 718)
In May 2017, FASB issued ASU 2017-09, Scope of Modification Accounting. The amendments in this ASU are intended to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company's early adoption of the amendments in this ASU in the quarter ended June 30, 2017 did not have a material impact on the Company’s Consolidated Financial Statements.

Note 3:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,305
Municipal bonds	330			331
Corporate bonds	27,089			21,675
Equity securities	14			155
	$28,663			$23,466
Available-for-Sale:
U.S. Government and agency obligations	$87,509	$379	$(303)	$87,585
Municipal bonds	113,794	1,194	(342)	114,646
Corporate bonds	10,567	79	(44)	10,602
Mortgage-backed or related securities	1,093,203	4,103	(4,874)	1,092,432
Asset-backed securities	28,104	157	(54)	28,207
Equity securities	5,686	10	(111)	5,585
	$1,338,863	$5,922	$(5,728)	$1,339,057
Held-to-Maturity:
U.S. Government and agency obligations	$1,035	$24	$—	$1,059
Municipal bonds:	193,987	4,638	(1,015)	197,610
Corporate bonds	4,265	—	—	4,265
Mortgage-backed or related securities	65,465	476	(212)	65,729
	$264,752	$5,138	$(1,227)	$268,663

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,326
Municipal bonds	331			335
Corporate bonds	26,959			21,143
Mortgage-backed or related securities	1,620			1,641
Equity securities	14			123
	$30,154			$24,568
Available-for-Sale:
U.S. Government and agency obligations	$57,288	$146	$(456)	$56,978
Municipal bonds	110,487	455	(1,089)	109,853
Corporate bonds	10,255	77	(49)	10,283
Mortgage-backed or related securities	598,899	2,064	(6,251)	594,712
Asset-backed securities	29,319	—	(326)	28,993
Equity securities	88	10	—	98
	$806,336	$2,752	$(8,171)	$800,917
Held-to-Maturity:
U.S. Government and agency obligations	$1,065	$—	$(18)	$1,047
Municipal bonds:	196,989	4,173	(1,272)	199,890
Corporate bonds	3,876	—	—	3,876
Mortgage-backed or related securities	65,943	309	(537)	65,715
	$267,873	$4,482	$(1,827)	$270,528

At September 30, 2017 and December 31, 2016, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows (in thousands):

	September 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$39,846	$(286)	$5,680	$(17)	$45,526	$(303)
Municipal bonds	32,559	(169)	13,023	(173)	45,582	(342)
Corporate bonds	300	(1)	4,814	(43)	5,114	(44)
Mortgage-backed or related securities	437,934	(3,417)	95,051	(1,457)	532,985	(4,874)
Asset-backed securities	9,968	(54)	—	—	9,968	(54)
Equity securities	5,487	(111)	—	—	5,487	(111)
	$526,094	$(4,038)	$118,568	$(1,690)	$644,662	$(5,728)
Held-to-Maturity
Municipal bonds	$40,230	$(903)	$4,347	$(112)	$44,577	$(1,015)
Mortgage-backed or related securities	18,889	(212)	—	—	18,889	(212)
	$59,119	$(1,115)	$4,347	$(112)	$63,466	$(1,227)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$39,043	$(442)	$1,012	$(14)	$40,055	$(456)
Municipal bonds	60,765	(1,087)	556	(2)	61,321	(1,089)
Corporate bonds	5,206	(49)	—	—	5,206	(49)
Mortgage-backed or related securities	403,431	(5,604)	47,467	(647)	450,898	(6,251)
Asset-backed securities	9,928	(101)	19,064	(225)	28,992	(326)
	$518,373	$(7,283)	$68,099	$(888)	$586,472	$(8,171)
Held-to-Maturity
U.S. Government and agency obligations	$1,047	$(18)	$—	$—	$1,047	$(18)
Municipal bonds	64,802	(1,267)	204	(5)	65,006	(1,272)
Mortgage-backed or related securities	42,245	(537)	—	—	42,245	(537)
	$108,094	$(1,822)	$204	$(5)	$108,298	$(1,827)

At September 30, 2017, there were 221 securities—available-for-sale with unrealized losses, compared to 243 at December 31, 2016.  At September 30, 2017, there were 31 securities—held-to-maturity with unrealized losses, compared to 73 at December 31, 2016.  Management does not believe that any individual unrealized loss as of September 30, 2017 or December 31, 2016 represented other-than-temporary impairment (OTTI).  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the nine months ended September 30, 2017 compared with sales of $1.7 million with a resulting net gain of $156,000 for the nine months ending September 30, 2016. The Company did not recognize any OTTI charges or recoveries on securities—trading during the nine months ended September 30, 2017 or the nine months ended September 30, 2016. There were no securities—trading in a nonaccrual status at September 30, 2017 or December 31, 2016.  Net unrealized holding gains of $389,000 were recognized during the nine months ended September 30, 2017.

Sales of securities—available-for-sale totaled $35.6 million with a resulting net gain of $230,000 for the nine months ended September 30, 2017.  Sales of securities—available-for-sale totaled $233.3 million with a resulting net gain of $374,000 for the nine months ended September 30, 2016. There were no securities—available-for-sale in a nonaccrual status at September 30, 2017 or December 31, 2016.

There were no sales of securities—held-to-maturity during the nine months ended September 30, 2017 or September 30, 2016. There were no securities—held-to-maturity in a nonaccrual status at September 30, 2017 or December 31, 2016.

The amortized cost and estimated fair value of securities at September 30, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2017
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$130	$131	$26,951	$26,911	$1,226	$1,226
Maturing after one year through five years	230	231	110,023	110,293	24,269	24,432
Maturing after five years through ten years	1,200	1,274	265,137	264,366	108,739	110,368
Maturing after ten years through twenty years	17,089	14,248	255,076	256,319	88,407	91,280
Maturing after twenty years	10,000	7,427	675,990	675,583	42,111	41,357
	28,649	23,311	1,333,177	1,333,472	264,752	268,663
Equity securities	14	155	5,686	5,585	—	—
	$28,663	$23,466	$1,338,863	$1,339,057	$264,752	$268,663

The following table presents, as of September 30, 2017, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	September 30, 2017
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$127,661	$127,549	$130,380
Interest rate swap counterparties	16,172	16,197	16,218
Repurchase agreements	127,632	127,803	127,797
Other	3,949	3,948	3,888
Total pledged securities	$275,414	$275,497	$278,283

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at September 30, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,369,130	17.6%	$1,352,999	18.1%
Investment properties	1,993,144	25.6	1,986,336	26.7
Multifamily real estate	311,706	4.0	248,150	3.3
Commercial construction	157,041	2.0	124,068	1.7
Multifamily construction	136,532	1.8	124,126	1.7
One- to four-family construction	399,361	5.1	375,704	5.0
Land and land development:
Residential	158,384	2.0	170,004	2.3
Commercial	27,095	0.4	29,184	0.4
Commercial business	1,311,409	16.9	1,207,879	16.2
Agricultural business, including secured by farmland	339,932	4.4	369,156	5.0
One- to four-family residential	869,556	11.2	813,077	10.9
Consumer:
Consumer secured by one- to four-family	535,300	6.9	493,211	6.6
Consumer—other	165,859	2.1	157,254	2.1
Total loans	7,774,449	100.0%	7,451,148	100.0%
Less allowance for loan losses	(89,100)		(85,997)
Net loans	$7,685,349		$7,365,151

Loan amounts included unamortized costs of $389,000 as of September 30, 2017 and were net of unearned fees of $5.8 million as of December 31, 2016. Net loans include net discounts on acquired loans of $23.4 million and $31.1 million as of September 30, 2017 and December 31, 2016, respectively.

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $34.9 million at September 30, 2017 and $48.4 million at December 31, 2016. The carrying balance of PCI loans was $23.2 million at September 30, 2017 and $32.3 million at December 31, 2016.
The following table presents the changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$7,666	$11,035	$8,717	$10,375
Accretion to interest income	(1,720)	(1,811)	(5,210)	(6,349)
Disposals	—	(899)	(497)	(1,018)
Reclassifications from non-accretable difference	918	1,120	3,854	6,437
Balance, end of period	$6,864	$9,445	$6,864	$9,445

As of September 30, 2017 and December 31, 2016, the non-accretable difference between the contractually required payments and cash flows expected to be collected were $11.7 million and $15.7 million, respectively.

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

The following tables provide information on impaired loans, excluding PCI loans, with and without allowance reserves at September 30, 2017 and December 31, 2016. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	September 30, 2017
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$8,250	$7,438	$200	$19
Investment properties	7,657	4,247	3,208	245
Land and land development:
Residential	1,322	798	193	66
Commercial	1,538	928	—	—
Commercial business	7,945	7,195	573	52
Agricultural business/farmland	8,579	6,956	500	196
One- to four-family residential	8,858	2,878	5,904	184
Consumer:
Consumer secured by one- to four-family	1,698	1,492	140	7
Consumer—other	147	71	77	4
	$45,994	$32,003	$10,795	$773

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,786	$3,373	$203	$20
Investment properties	9,916	5,565	4,304	408
Multifamily real estate	508	147	349	64
One- to four-family construction	1,180	—	1,180	156
Land and land development:
Residential	3,012	750	1,106	219
Commercial	1,608	998	—	—
Commercial business	3,753	3,074	651	69
Agricultural business/farmland	6,438	6,354	—	—
One- to four-family residential	11,439	3,149	8,026	479
Consumer:
Consumer secured by one- to four-family	1,904	1,721	144	1
Consumer—other	391	226	166	4
	$43,935	$25,357	$16,129	$1,420

(1)
Includes loans without an allowance reserve that have been individually evaluated for impairment and that evaluation concluded that no reserve was needed and $9.3 million and $10.0 million of homogenous and small balance loans as of September 30, 2017 and December 31, 2016, respectively, that are collectively evaluated for impairment for which a general reserve has been established.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,657	$3	$2,544	$3
Investment properties	8,849	37	19,046	74
Multifamily real estate	115	1	529	27
One- to four-family construction	—	—	1,176	3
Land and land development:
Residential	1,095	6	1,964	20
Commercial	928	—	997	—
Commercial business	8,128	6	4,283	16
Agricultural business/farmland	6,196	69	4,973	6
One- to four-family residential	8,899	73	11,973	131
Consumer:
Consumer secured by one- to four-family	1,608	2	1,894	5
Consumer—other	140	1	512	3
	$39,615	$198	$49,891	$288

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,079	$7	$2,673	$9
Investment properties	8,393	124	19,775	224
Multifamily real estate	335	10	518	36
One- to four-family construction	524	27	1,151	56
Land and land development:
Residential	1,574	42	1,971	63
Commercial	950	—	1,005	—
Commercial business	5,838	63	4,470	28
Agricultural business/farmland	5,605	131	4,824	19
One- to four-family residential	9,602	240	12,193	358
Consumer:
Consumer secured by one- to four-family	1,647	7	1,913	13
Consumer—other	194	5	572	10
	$37,741	$656	$51,065	$816

Troubled Debt Restructurings. Some of the Company’s loans are reported as TDRs.  Loans are reported as TDRs when the bank grants one or more concessions to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  Our TDRs have generally not involved forgiveness of amounts due, but almost always include a modification of multiple factors; the most common combination includes interest rate, payment amount and maturity date. As a result of these concessions, restructured loans are impaired as the Company will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  Loans identified as TDRs are accounted for in accordance with the Company's impaired loan accounting policies.

The following table presents TDRs by accrual and nonaccrual status at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Accrual Status	Nonaccrual Status	Total TDRs	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$200	$89	$289	$203	$96	$299
Investment properties	3,207	—	3,207	4,304	—	4,304
Multifamily real estate	—	—	—	349	—	349
One- to four-family construction	—	—	—	1,180	—	1,180
Land and land development:
Residential	193	—	193	1,106	—	1,106
Commercial business	573	—	573	653	—	653
Agricultural business, including secured by farmland	3,172	29	3,201	3,125	79	3,204
One- to four-family residential	5,182	810	5,992	7,678	843	8,521
Consumer:
Consumer secured by one- to four-family	140	1	141	143	6	149
Consumer—other	77	—	77	166	—	166
	$12,744	$929	$13,673	$18,907	$1,024	$19,931

As of September 30, 2017 and December 31, 2016, the Company had commitments to advance additional funds related to TDRs up to $59,000 and $127,000, respectively.

No new TDRs occurred during the nine months ended September 30, 2017 or 2016.

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and nine-month periods ended September 30, 2017 and 2016. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the nine months ended September 30, 2017.

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

The following tables present the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,339,550	$996	$28,584	$—	$—	$1,369,130
Investment properties	1,978,603	3,601	10,940	—	—	1,993,144
Multifamily real estate	310,936	—	770	—	—	311,706
Commercial construction	157,041	—	—	—	—	157,041
Multifamily construction	136,532	—	—	—	—	136,532
One- to four-family construction	397,135	—	2,226	—	—	399,361
Land and land development:
Residential	147,874	9,374	1,136	—	—	158,384
Commercial	23,202	—	3,893	—	—	27,095
Commercial business	1,241,338	19,068	51,003	—	—	1,311,409
Agricultural business, including secured by farmland	317,808	3,390	18,734	—	—	339,932
One- to four-family residential	864,053	674	4,829	—	—	869,556
Consumer:
Consumer secured by one- to four-family	532,907	—	2,393	—	—	535,300
Consumer—other	165,444	17	398	—	—	165,859
Total	$7,612,423	$37,120	$124,906	$—	$—	$7,774,449

	December 31, 2016
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,313,142	$14,394	$25,463	$—	$—	$1,352,999
Investment properties	1,948,822	23,846	13,668	—	—	1,986,336
Multifamily real estate	247,258	—	892	—	—	248,150
Commercial construction	124,068	—	—	—	—	124,068
Multifamily construction	124,126	—	—	—	—	124,126
One- to four-family construction	371,636	—	4,068	—	—	375,704
Land and land development:
Residential	167,764	—	2,240	—	—	170,004
Commercial	25,090	—	4,094	—	—	29,184
Commercial business	1,148,585	35,036	24,258	—	—	1,207,879
Agricultural business, including secured by farmland	356,656	3,335	9,165	—	—	369,156
One- to four-family residential	807,837	967	4,273	—	—	813,077
Consumer:
Consumer secured by one- to four-family	490,877	5	2,327	2	—	493,211
Consumer—other	156,547	108	594	5	—	157,254
Total	$7,282,408	$77,691	$91,042	$7	$—	$7,451,148

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of September 30, 2017 and December 31, 2016, in the commercial business category, $296.0 million and $225.0 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$414	$3,156	$3,360	$6,930	$7,896	$1,354,304	$1,369,130	$—	$7,438
Investment properties	—	—	4,136	4,136	7,788	1,981,220	1,993,144	53	4,194
Multifamily real estate	1,101	—	—	1,101	173	310,432	311,706	—	—
Commercial construction	223	—	—	223	—	156,818	157,041	—	—
Multifamily construction	—	—	—	—	—	136,532	136,532	—	—
One-to-four-family construction	—	—	—	—	794	398,567	399,361	—	—
Land and land development:
Residential	819	—	798	1,617	—	156,767	158,384	—	798
Commercial	—	—	928	928	2,965	23,202	27,095	—	928
Commercial business	1,712	371	5,192	7,275	2,608	1,301,526	1,311,409	51	7,144
Agricultural business, including secured by farmland	1,051	—	2,330	3,381	683	335,868	339,932	—	4,285
One- to four-family residential	431	628	2,211	3,270	265	866,021	869,556	722	2,878
Consumer:
Consumer secured by one- to four-family	1,537	220	788	2,545	5	532,750	535,300	76	1,416
Consumer—other	290	173	26	489	44	165,326	165,859	25	46
Total	$7,578	$4,548	$19,769	$31,895	$23,221	$7,719,333	$7,774,449	$927	$29,127

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$1,938	$—	$2,538	$4,476	$13,281	$1,335,242	$1,352,999	$—	$3,373
Investment properties	117	—	5,447	5,564	10,168	1,970,604	1,986,336	701	4,864
Multifamily real estate	—	—	147	147	139	247,864	248,150	147	—
Commercial construction	—	—	—	—	—	124,068	124,068	—	—
Multifamily construction	—	—	—	—	—	124,126	124,126	—	—
One-to-four-family construction	—	—	—	—	862	374,842	375,704	—	—
Land and land development:
Residential	48	—	750	798	—	169,206	170,004	—	750
Commercial	—	—	998	998	3,016	25,170	29,184	—	998
Commercial business	2,314	647	1,591	4,552	3,821	1,199,506	1,207,879	—	3,074
Agricultural business, including secured by farmland	360	1,244	2,768	4,372	684	364,100	369,156	—	3,229
One-to four-family residential	1,793	249	2,110	4,152	274	808,651	813,077	1,233	2,263
Consumer:
Consumer secured by one- to four-family	932	160	986	2,078	18	491,115	493,211	61	1,660
Consumer—other	1,421	154	147	1,722	59	155,473	157,254	11	215
Total	$8,923	$2,454	$17,482	$28,859	$32,322	$7,389,967	$7,451,148	$2,153	$20,426

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$24,232	$1,562	$27,312	$19,126	$3,808	$2,010	$3,987	$6,549	$88,586
Provision for loan losses	(236)	63	2,037	(555)	1,141	22	117	(589)	2,000
Recoveries	19	—	73	577	1	8	98	—	776
Charge-offs	(584)	—	—	(491)	(1,001)	—	(186)	—	(2,262)
Ending balance	$23,431	$1,625	$29,422	$18,657	$3,949	$2,040	$4,016	$5,960	$89,100

	For the Nine months ended September 30, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,993	$1,360	$34,252	$16,533	$2,967	$2,238	$4,104	$3,550	$85,997
Provision for loan losses	2,716	254	(6,010)	4,489	2,113	(460)	488	2,410	6,000
Recoveries	353	11	1,180	921	133	262	293	—	3,153
Charge-offs	(631)	—	—	(3,286)	(1,264)	—	(869)	—	(6,050)
Ending balance	$23,431	$1,625	$29,422	$18,657	$3,949	$2,040	$4,016	$5,960	$89,100

	September 30, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$263	$—	$67	$52	$196	$184	$11	$—	$773
Collectively evaluated for impairment	23,168	1,625	29,348	18,605	3,753	1,856	4,005	5,960	88,320
Purchased credit-impaired loans	—	—	7	—	—	—	—	—	7
Total allowance for loan losses	$23,431	$1,625	$29,422	$18,657	$3,949	$2,040	$4,016	$5,960	$89,100

Loan balances:
Individually evaluated for impairment	$13,866	$—	$1,871	$5,899	$6,495	$5,182	$218	$—	$33,531
Collectively evaluated for impairment	3,332,724	311,533	872,783	1,302,902	332,754	864,109	700,892	—	7,717,697
Purchased credit-impaired loans	15,684	173	3,759	2,608	683	265	49	—	23,221
Total loans	$3,362,274	$311,706	$878,413	$1,311,409	$339,932	$869,556	$701,159	$—	$7,774,449

	For the Three Months Ended September 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,149	$1,515	$31,861	$17,758	$2,891	$2,204	$3,743	$1,197	$81,318
Provision for loan losses	(337)	(79)	1,269	(1,351)	80	(404)	348	2,474	2,000
Recoveries	34	—	673	433	(138)	482	73	—	1,557
Charge-offs	—	—	—	(333)	—	(92)	(230)	—	(655)
Ending balance	$19,846	$1,436	$33,803	$16,507	$2,833	$2,190	$3,934	$3,671	$84,220

	For the Nine Months Ended September 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008
Provision for loan losses	(788)	(2,759)	5,404	1,519	(284)	(3,468)	3,536	840	4,000
Recoveries	98	—	1,268	1,775	39	1,052	529	—	4,761
Charge-offs	(180)	—	—	(643)	(567)	(126)	(1,033)	—	(2,549)
Ending balance	$19,846	$1,436	$33,803	$16,507	$2,833	$2,190	$3,934	$3,671	$84,220

	September 30, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$832	$65	$396	$54	$—	$456	$6	$—	$1,809
Collectively evaluated for impairment	19,014	1,371	33,374	16,453	2,833	1,734	3,928	3,671	82,378
Purchased credit-impaired loans	—	—	33	—	—	—	—	—	33
Total allowance for loan losses	$19,846	$1,436	$33,803	$16,507	$2,833	$2,190	$3,934	$3,671	$84,220

Loan balances:
Individually evaluated for impairment	$16,630	$351	$4,137	$2,026	$2,758	$8,270	$315	$—	$34,487
Collectively evaluated for impairment	3,214,042	266,274	789,037	1,181,558	379,710	838,328	656,527	—	7,325,476
Purchased credit impaired loans	28,544	258	4,153	4,264	807	301	347	—	38,674
Total loans	$3,259,216	$266,883	$797,327	$1,187,848	$383,275	$846,899	$657,189	$—	$7,398,637

Note 5:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of the period	$2,427	$6,147	$11,081	$11,627
Additions from loan foreclosures	—	156	46	534
Additions from acquisitions	—	—	—	400
Additions from capitalized costs	—	—	54	—
Proceeds from dispositions of REO	(961)	(1,699)	(11,382)	(8,021)
Gain on sale of REO	30	281	1,953	981
Valuation adjustments in the period	—	(168)	(256)	(804)
Balance, end of the period	$1,496	$4,717	$1,496	$4,717

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. At September 30, 2017 and December 31, 2016, the Company had none and $917,000, respectively, of foreclosed one- to four-family residential real estate properties held as REO. The recorded investment in one- to four-family residential loans in the process of foreclosure was $2.0 million at September 30, 2017 compared with $715,000 at December 31, 2016.

Note 6:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At September 30, 2017, intangible assets are comprised of goodwill, CDI, and favorable leasehold intangibles (LHI) acquired in business combinations. Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed annually for impairment. At December 31, 2016, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value. The adjustments to goodwill in 2016 relate to changes in the preliminary goodwill recorded for the merger of Banner Bank and AmericanWest Bank (AmericanWest) in October, 2015, including adjustments to loan discount, deferred taxes and REO valuations.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the nine months ended September 30, 2017 and the year ended December 31, 2016 (in thousands):

	Goodwill	CDI	Favorable LHI	Total
Balance, December 31, 2015	$247,738	$36,762	$710	$285,210
Amortization	—	(7,061)	(249)	(7,310)
Adjustments to goodwill	(3,155)	—	—	(3,155)
Balance, December 31, 2016	244,583	29,701	461	274,745
Amortization	—	(4,790)	(153)	(4,943)
Balance, September 30, 2017	$244,583	$24,911	$308	$269,802

The following table presents the estimated amortization expense with respect to CDI for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2017	$1,542
2018	5,609
2019	4,889
2020	4,169
2021	3,448
Thereafter	5,254
$24,911

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and nine months ended September 30, 2017 and 2016, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.13 billion and $2.05 billion at September 30, 2017 and December 31, 2016, respectively.  Custodial accounts maintained in connection with this servicing totaled $22.5 million and $10.3 million at September 30, 2017 and December 31, 2016, respectively.

An analysis of our mortgage servicing rights for the three and nine months ended September 30, 2017 and 2016 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of the period	$14,985	$14,276	$15,249	$13,354
Additions—amounts capitalized	826	1,652	2,477	4,371
Amortization (1)	(1,057)	(1,102)	(2,972)	(2,899)
Balance, end of the period (2)	$14,754	$14,826	$14,754	$14,826

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully amortized if the loan repays in full.

(2)	There was no valuation allowance as of September 30, 2017 and 2016.

Note 7:  DEPOSITS

Deposits consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Non-interest-bearing accounts	$3,379,841	$3,140,451
Interest-bearing checking	955,486	914,484
Regular savings accounts	1,577,292	1,523,391
Money market accounts	1,525,657	1,497,755
Total interest-bearing transaction and saving accounts	4,058,435	3,935,630
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	945,161	884,403
Certificates of deposit greater than $250,000	155,413	160,930
Total certificates of deposit(1)	1,100,574	1,045,333
Total deposits	$8,538,850	$8,121,414
Included in total deposits:
Public fund transaction and savings accounts	$194,519	$221,765
Public fund interest-bearing certificates	26,543	25,650
Total public deposits	$221,062	$247,415
Total brokered deposits	$171,718	$34,074

(1)	Certificates of deposit include $30,000 and $426,000 of acquisition premiums at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016, the Company had certificates of deposit of $159.9 million and $165.4 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificate accounts at September 30, 2017 are as follows (dollars in thousands):

	September 30, 2017
	Amount	Weighted Average Rate
Maturing in one year or less	$808,770	0.51%
Maturing after one year through two years	107,060	0.69
Maturing after two years through three years	137,253	1.26
Maturing after three years through four years	27,870	1.08
Maturing after four years through five years	17,208	1.21
Maturing after five years	2,413	1.05
Total certificates of deposit	$1,100,574	0.65%

Note 8:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2017 and December 31, 2016, whether or not measured at fair value in the Consolidated Statements of Financial Condition (in thousands):

		September 30, 2017		December 31, 2016
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$241,766	$241,766	$247,719	$247,719
Securities—trading	2,3	23,466	23,466	24,568	24,568
Securities—available-for-sale	2	1,339,057	1,339,057	800,917	800,917
Securities—held-to-maturity	2,3	264,752	268,663	267,873	270,528
Loans held for sale	2	71,905	72,018	246,353	246,815
Loans receivable	3	7,774,449	7,666,707	7,451,148	7,337,608
FHLB stock	3	20,854	20,854	12,506	12,506
Bank-owned life insurance	1	161,648	161,648	158,936	158,936
Mortgage servicing rights	3	14,754	18,312	15,249	16,740
Derivatives:
Interest rate swaps	2	7,186	7,186	8,330	8,330
Interest rate lock and forward sales commitments	2	664	664	482	482
Liabilities:
Demand, interest checking and money market accounts	2	5,860,984	5,860,984	5,552,690	5,552,690
Regular savings	2	1,577,292	1,577,292	1,523,391	1,523,391
Certificates of deposit	2	1,100,574	1,082,829	1,045,333	1,028,866
FHLB advances	2	263,349	263,349	54,216	54,216
Other borrowings	2	103,713	103,713	105,685	105,685
Junior subordinated debentures	3	97,280	97,280	95,200	95,200
Derivatives:
Interest rate swaps	2	7,186	7,186	8,330	8,330
Interest rate lock and forward sales commitments	2	115	115	289	289

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency obligations	$—	$1,305	$—	$1,305
Municipal bonds	—	331	—	331
Corporate bonds (Trust Preferred Securities)	—	—	21,675	21,675
Equity securities	—	155	—	155
	—	1,791	21,675	23,466
Securities—available-for-sale
U.S. Government and agency obligations	—	87,585	—	87,585
Municipal bonds	—	114,646	—	114,646
Corporate bonds	—	10,602	—	10,602
Mortgage-backed or related securities	—	1,092,432	—	1,092,432
Asset-backed securities	—	28,207	—	28,207
Equity securities	—	5,585	—	5,585
	—	1,339,057	—	1,339,057

Loans held for sale	—	64,399	—	64,399

Derivatives
Interest rate swaps	—	7,186	—	7,186
Interest rate lock and forward sales commitments	—	664	—	664
	$—	$1,413,097	$21,675	$1,434,772

Liabilities:
Advances from FHLB	$—	$263,349	$—	$263,349
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	97,280	97,280
Derivatives
Interest rate swaps	—	7,186	—	7,186
Interest rate lock and forward sales commitments	—	115	—	115
	$—	$270,650	$97,280	$367,930

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency obligations	$—	$1,326	$—	$1,326
Municipal bonds	—	335	—	335
Corporate Bonds (Trust Preferred Securities)	—	—	21,143	21,143
Mortgage-backed securities	—	1,641	—	1,641
Equity securities	—	123	—	123
	—	3,425	21,143	24,568
Securities—available-for-sale
U.S. Government and agency obligations	—	56,978	—	56,978
Municipal bonds	—	109,853	—	109,853
Corporate bonds	—	10,283	—	10,283
Mortgage-backed securities	—	594,712	—	594,712
Asset-backed securities	—	28,993	—	28,993
Equity securities	—	98	—	98
	—	800,917	—	800,917

Loans held for sale	—	9,600	—	9,600

Derivatives
Interest rate swaps	—	8,330	—	8,330
Interest rate lock and forward sales commitments	—	482	—	482
	$—	$822,754	$21,143	$843,897

Liabilities:
Advances from FHLB	$—	$54,216	$—	$54,216
Junior subordinated debentures, net of unamortized deferred issuance costs	—	—	95,200	95,200
Derivatives
Interest rate swaps	—	8,330	—	8,330
Interest rate lock and forward sales commitments	—	289	—	289
	$—	$62,835	$95,200	$158,035

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017 and December 31, 2016.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at September 30, 2017 and December 31, 2016:

			Weighted Average Rate / Range
Financial Instruments	Valuation Techniques	Unobservable Inputs	September 30, 2017	December 31, 2016
Corporate Bonds (TPS securities)	Discounted cash flows	Discount rate	6.33%	6.00%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.33%	6.00%
Impaired loans	Collateral Valuations	Discount to appraised value	8.5% to 9.0%	n/a
REO	Appraisals	Discount to appraised value	17.0% to 42.0%	0% to 45%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of September 30, 2017, or the passage of time, will result in negative fair value adjustments. At September 30, 2017, the discount rate utilized was based on a credit spread of 500 basis points and three-month LIBOR of 133 basis points.

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$21,568	$96,852	$21,143	$95,200
Total gains or losses recognized
Assets gains	107	—	532	—
Liabilities losses	—	428	—	2,080
Ending balance at September 30, 2017	$21,675	$97,280	$21,675	$97,280

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$20,645	$93,298	$18,699	$92,480
Total gains or losses recognized
Assets gains	280	—	501	—
Liabilities losses	—	1,066	—	1,884
Purchases, issuances and settlements, including acquisitions	—	—	1,725	—
Ending balance at September 30, 2016	$20,925	$94,364	$20,925	$94,364

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

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$7,494	$—	$7,494
REO	—	—	1,496	1,496

	December 31, 2016
	Level 1	Level 2	Level 3	Total
REO	$—	$—	$11,081	$11,081

The following table presents the losses resulting from non-recurring fair value adjustments for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Impaired loans	$(1,584)	$(128)	$(2,059)	$(182)
REO	—	(168)	(256)	(599)
Total loss from non-recurring measurements	$(1,584)	$(296)	$(2,315)	$(781)

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

As of September 30, 2017, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah and Idaho state jurisdictions.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Tax credit investments	$4,058	$4,654
Unfunded commitments—tax credit investments	$638	$665

The following table presents other information related to the Company's tax credit investments for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tax credits and other tax benefits recognized	$285	$284	$855	$852
Tax credit amortization expense included in provision for income taxes	$199	$168	597	504

Note 10:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$25,077	$23,851	$74,324	$62,581

Basic weighted average shares outstanding	32,982,532	34,045,225	32,966,214	34,050,459
Plus unvested restricted stock	96,567	79,386	94,958	54,416
Diluted weighted shares outstanding	33,079,099	34,124,611	33,061,172	34,104,875
Earnings per common share
Basic	$0.76	$0.70	$2.25	$1.84
Diluted	$0.76	$0.70	$2.25	$1.83

As of September 30, 2017, warrants expiring on November 21, 2018 to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of common shares.

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

As of September 30, 2017, the Company had granted 270,961 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 242,972 shares had vested and 27,989 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of September 30, 2017, 372,512 restricted stock shares and 34,975 restricted stock units have been granted under the 2014 Plan of which 81,148 restricted stock shares and 20,967 restricted stock units have vested.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $1.6 million and $4.2 million for the three and nine-month periods ended September 30, 2017 and $1.4 million and $4.0 million for the three and nine-month periods ended September 30, 2016, respectively. Unrecognized compensation expense for these awards as of September 30, 2017 was $9.8 million and will be amortized over the next 34 months.

Note 12:  COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases 115 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2017	December 31, 2016
Commitments to extend credit	$2,339,558	$2,204,795
Standby letters of credit and financial guarantees	15,432	17,694
Commitments to originate loans	64,263	69,833
Risk participation agreement	11,516	7,488

Derivatives also included in Note 13:
Commitments to originate loans held for sale	68,976	69,487
Commitments to sell loans secured by one- to four-family residential properties	39,848	36,907
Commitments to sell securities related to mortgage banking activities	100,500	44,000

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $2.4 million and $3.6 million at September 30, 2017 and December 31, 2016, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and nine months ended September 30, 2017 or September 30, 2016. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at September 30, 2017.

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

As of September 30, 2017 and December 31, 2016, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$4,441	$531	$5,855	$660	$4,441	$531	$5,855	$660

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Derivatives Not Designated in Hedge Relationships

Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan customers, that provides the client with a variable rate loan and enters into an interest rate swap in which the client locks in a fixed rate and the Bank receives a variable rate payment. The Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed-rate payment in exchange for a variable-rate payment. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.

Mortgage Banking: In the normal course of business, the Company sells originated one- to four-family and multifamily mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one- to four-family loans that are intended to be sold and for closed one- to four-family and multifamily mortgage loans held for sale that are awaiting sale and delivery into the secondary market. The Company attempts to economically hedge the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one- to four-family and multifamily mortgage loans or mortgage-backed securities to broker/dealers as specific prices and dates.

As of September 30, 2017 and December 31, 2016, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$303,500	$6,655	$309,936	$7,670	$303,500	$6,655	$309,936	$7,670
Mortgage loan commitments	46,351	265	42,296	30	22,625	115	27,191	174
Forward sales contracts	140,348	399	71,192	452	—	—	9,715	115
	$490,199	$7,319	$423,424	$8,152	$326,125	$6,770	$346,842	$7,959

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $216,000 at September 30, 2017 and $822,000 at December 31, 2016), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Mortgage loan commitments	Mortgage banking operations	$50	$(376)	$235	$516
Forward sales contracts	Mortgage banking operations	(398)	315	(654)	(297)
		$(348)	$(61)	$(419)	$219

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at September 30, 2017 or December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2017 and December 31, 2016, the termination value of derivatives in a net liability position related to these agreements was $4.5 million and $7.6 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $18.4 million and $29.3 million as of September 30, 2017 and December 31, 2016, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following tables illustrate the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$7,186	$—	$7,186	$(1,148)	$—	$6,038
	$7,186	$—	$7,186	$(1,148)	$—	$6,038

Derivative liabilities
Interest rate swaps	$7,186	$—	$7,186	$(1,148)	$(4,461)	$1,577
	$7,186	$—	$7,186	$(1,148)	$(4,461)	$1,577

	December 31, 2016
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$8,330	$—	$8,330	$(362)	$—	$7,968
	$8,330	$—	$8,330	$(362)	$—	$7,968

Derivative liabilities
Interest rate swaps	$8,330	$—	$8,330	$(362)	$(7,557)	$411
	$8,330	$—	$8,330	$(362)	$(7,557)	$411

NOTE 14: SUBSEQUENT EVENT

On October 6, 2017, Banner Bank completed the sale of its Utah branches and related assets and liabilities to People’s Intermountain Bank, a banking subsidiary of People’s Utah Bancorp (NASDAQ: PUB).

Under the terms of the purchase and assumption agreement, the sale included approximately $255 million in loans, $160 million in deposits and all of Banner Bank’s seven Utah branches located in Provo, Orem, Salem, Springville, South Jordan, Salt Lake City and Woods Cross. The sale also included $3.9 million of property and equipment and $581,000 of accrued interest. In addition, Banner wrote off an associated $1.8 million of goodwill and $1.1 million of other intangibles. The deposit premium paid to Banner was $13.8 million based on average deposits at closing. The net gain recorded on the sale was approximately $12 million.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2017, its 182 branch offices and 12 loan production offices located in Washington, Oregon, California, Utah and Idaho.  On October 9, 2017, Banner Bank announced that it had completed the sale of its seven Utah branches and related operations. Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2017, we had total consolidated assets of $10.44 billion, total loans of $7.77 billion, total deposits of $8.54 billion and total shareholders’ equity of $1.33 billion.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located in the San Juan Islands.  The Banks’ primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding their offices in portions of Washington, Oregon, California and Idaho.  Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family and multifamily residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans and consumer loans.

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

For the quarter ended September 30, 2017, our net income was $25.1 million, or $0.76 per diluted share, compared to net income of $23.9 million, or $0.70 per diluted share, for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, our net income was $74.3 million, or $2.25 per diluted share, compared to net income of $62.6 million, or $1.83 per diluted share for the same period a year earlier. Our net income for the quarter and nine months ended September 30, 2016 was negatively impacted by $1.7 million and $10.9 million, respectively, of acquisition-related expenses, which net of related tax benefits reduced earnings per diluted share by $0.03 and $0.21, respectively, for those periods. There were no acquisition-related expenses in the quarter or nine months ended September 30, 2017.

Highlights for the current quarter included additional client acquisition, solid asset quality, strong revenues from core operations, and growth in loans and core deposits. Compared to the same quarter a year ago, we had a significant increase in net interest income, reflecting the organic growth of the Company.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $6.5 million, or 7%, to $100.2 million for the quarter ended September 30, 2017, compared to $93.7 million for the same quarter one year earlier. This increase in net interest income reflects the organic growth in earning assets and a continued strong net interest margin.

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

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the third quarter of 2017 increased $3.3 million, or 3%, to $120.5 million, compared to $117.2 million for the same period a year earlier, as a result of increased net interest income as well as increased deposit fees and service charges.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $20.3 million for the quarter ended September 30, 2017, compared to $23.5 million for the quarter ended September 30, 2016.

Our total revenues, excluding changes in the fair value of financial instruments and the net gain on sale of securities, which we believe are more indicative of our core operations*, also were strong at $120.8 million for the quarter ended September 30, 2017, a $3.3 million, or 3%, increase compared to $117.5 million for the same period a year earlier.

Our non-interest expense increased in the third quarter of 2017 compared to a year earlier largely as a result of costs incurred related to enhanced regulatory requirements attributable to compliance and risk management infrastructure build-out as a result of crossing the $10 billion asset threshold.  There were no acquisition-related expenses in the current quarter compared to $1.7 million in the same quarter a year ago. Non-interest expense was $82.6 million for the quarter ended September 30, 2017, compared to $79.1 million for the same quarter a year earlier.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $2.0 million provision for loan losses in the quarter ended September 30, 2017, primarily due to loan growth and the renewal of acquired loans out of the discounted loan portfolios, as well as net charge-offs during the quarter, compared to a $2.0 million loan loss provision recorded in the third quarter a year ago. The allowance for loan losses at September 30, 2017 was $89.1 million, representing 296% of non-performing loans. Non-performing loans were $30.1 million at September 30, 2017, compared to $22.6 million at December 31, 2016 and $27.3 million a year earlier. (See Note 4, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

During 2016 our strategy was to maintain assets below $10.0 billion through December 31, 2016. Remaining below $10.0 billion in assets through the year end had the beneficial effect of delaying the adverse impact on our future operating results from certain enhanced regulatory compliance requirements and the Durbin Amendment cap on interchange fees. Beginning in early 2017, we renewed our strategy of funding additional investment securities purchases/interest-earning assets with deposits and borrowings to leverage our capital, resulting in a $649.4 million increase in total assets during the first nine months of 2017, further enhancing our revenue growth.

*Non-GAAP financial measures: Non-interest income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on the sale of securities and, in certain periods, acquisition-related costs are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE FROM CORE OPERATIONS:
Net interest income	$100,210	$93,708	$294,770	$277,899
Total non-interest income	20,339	23,512	63,653	64,007
Total GAAP revenue	120,549	117,220	358,423	341,906
Exclude net gain on sale of securities	(270)	(891)	(230)	(531)
Exclude change in valuation of financial instruments carried at fair value	493	1,124	1,831	1,472
Revenue from core operations (non-GAAP)	$120,772	$117,453	$360,024	$342,847

NON-INTEREST INCOME FROM CORE OPERATIONS:
Total non-interest income (GAAP)	$20,339	$23,512	$63,653	$64,007
Exclude net gain on sale of securities	(270)	(891)	(230)	(531)
Exclude change in valuation of financial instruments carried at fair value	493	1,124	1,831	1,472
Total non-interest income from core operations (non-GAAP)	$20,562	$23,745	$65,254	$64,948

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
EARNINGS FROM CORE OPERATIONS:
Net income (GAAP)	$25,077	$23,851	$74,324	$62,581
Exclude net gain on sale of securities	(270)	(891)	(230)	(531)
Exclude change in valuation of financial instruments carried at fair value	493	1,124	1,831	1,472
Exclude acquisition related costs	—	1,720	—	10,945
Exclude related tax benefit	(80)	(703)	(576)	(4,261)
Total earnings from core operations (non-GAAP)	$25,220	$25,101	$75,349	$70,206
Diluted earnings per share (GAAP)	$0.76	$0.70	$2.25	$1.83
Diluted core earnings per share (non-GAAP)	$0.76	$0.74	$2.28	$2.06

ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$82,589	$79,092	$242,597	$243,013
Exclude acquisition-related costs	—	(1,720)	—	(10,945)
Exclude CDI amortization	(1,542)	(1,724)	(4,790)	(5,339)
Exclude Business and Occupancy (B&O) tax expense	(780)	(956)	(1,857)	(2,564)
Exclude REO gain (loss)	(240)	21	1,089	(513)
Adjusted non-interest expense (non-GAAP)	$80,027	$74,713	$237,039	$223,652

Net interest income (GAAP)	$100,210	$93,708	$294,770	$277,899
Non-interest income (GAAP)	20,339	23,512	63,653	64,007
Total revenue	120,549	117,220	358,423	341,906
Exclude net gain on sale of securities	(270)	(891)	(230)	(531)
Exclude net change in valuation of financial instruments carried at fair value	493	1,124	1,831	1,472
Adjusted revenue (non-GAAP)	$120,772	$117,453	$360,024	$342,847

Efficiency ratio (GAAP)	68.51%	67.47%	67.68%	71.08%
Adjusted efficiency ratio (non-GAAP)	66.26%	63.61%	65.84%	65.23%

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

TANGIBLE COMMON SHAREHOLDERS' EQUITY TO TANGIBLE ASSETS
	September 30, 2017	December 31, 2016	September 30, 2016
Shareholders’ equity (GAAP)	$1,327,011	$1,305,710	$1,331,271
Exclude goodwill and other intangible assets, net	269,802	274,745	276,517
Tangible common shareholders’ equity (non-GAAP)	$1,057,209	$1,030,965	$1,054,754
Total assets (GAAP)	$10,443,086	$9,793,668	$9,841,028
Exclude goodwill and other intangible assets, net	269,802	274,745	276,517
Total tangible assets (non-GAAP)	$10,173,284	$9,518,923	$9,564,511
Common shareholders’ equity to total assets (GAAP)	12.71%	13.33%	13.53%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	10.39%	10.83%	11.03%

TANGIBLE COMMON SHAREHOLDERS' EQUITY PER SHARE
Tangible common shareholders' equity (non-GAAP)	$1,057,209	$1,030,965	$1,054,754
Common shares outstanding at end of period	33,254,784	33,193,387	33,867,311
Common shareholders' equity (book value) per share (GAAP)	$39.90	$39.34	$39.31
Tangible common shareholders' equity (tangible book value) per share (non-GAAP)	$31.79	$31.06	$31.14

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

Other Intangible Assets:  (Note 6)  Other intangible assets consists primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight to ten years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

General:  Total assets increased $649.4 million, to $10.44 billion at September 30, 2017, from $9.79 billion at December 31, 2016. The increase in total assets reflects the re-leveraging of the balance sheet following our strategy to maintain total assets below $10.0 billion through December 31, 2016. The increase was largely the result of increases in securities and loans which were primarily funded by increases in deposits as well as FHLB advances to a lesser extent.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. We had a $323.3 million increase in portfolio loans during the nine months ended September 30, 2017, primarily reflecting increased commercial business, construction, multifamily, one- to four-family and consumer lending partially offset by seasonal and other market factors resulting in decreased agricultural loan balances. At September 30, 2017, our loan portfolio totaled $7.77 billion compared to $7.45 billion at December 31, 2016 and $7.40 billion at September 30, 2016.

The following table sets forth the composition of the Company's loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2017	Dec 31, 2016	Sep 30, 2016	Prior Yr End	Prior Year
Commercial real estate:
Owner occupied	$1,369,130	$1,352,999	$1,340,577	1.2%	2.1%
Investment properties	1,993,144	1,986,336	1,918,639	0.3	3.9
Multifamily real estate	311,706	248,150	266,883	25.6	16.8
Commercial construction	157,041	124,068	135,487	26.6	15.9
Multifamily construction	136,532	124,126	105,669	10.0	29.2
One- to four-family construction	399,361	375,704	363,586	6.3	9.8
Land and land development:
Residential	158,384	170,004	162,029	(6.8)	(2.2)
Commercial	27,095	29,184	30,556	(7.2)	(11.3)
Commercial business	1,311,409	1,207,879	1,187,848	8.6	10.4
Agricultural business including secured by farmland	339,932	369,156	383,275	(7.9)	(11.3)
One- to four-family real estate	869,556	813,077	846,899	6.9	2.7
Consumer:
Consumer secured by one- to four-family real estate	535,300	493,211	497,643	8.5	7.6
Consumer-other	165,859	157,254	159,546	5.5	4.0
Total loans receivable	$7,774,449	$7,451,148	$7,398,637	4.3%	5.1%

Our commercial real estate loans for both owner-occupied and investment properties totaled $3.36 billion, or 43% of our loan portfolio at September 30, 2017. In addition, multifamily residential real estate loans totaled $311.7 million and comprised 4% of our loan portfolio. Commercial real estate loans increased by $22.9 million during the first nine months of 2017, while multifamily real estate loans increased by $63.6 million. Although multifamily real estate loans remain a modest portion of our loan portfolio, originations and sales of multifamily real estate loans have made a significant contribution to our mortgage banking revenue.

We also originate commercial and residential construction, land and land development loans, which totaled $878.4 million, or 11% of our loan portfolio at September 30, 2017. Our residential construction loans are a significant component of construction lending. Originations for residential construction loans have increased in recent years as builders have expanded production and experienced strong sales in many markets where we operate. We have also experienced a meaningful increase in originations of residential construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family real estate loans upon completion of the homes and are often sold in the secondary market. Residential construction, land and land development balances increased $12.0 million, or 2%, to $557.7 million at September 30, 2017 compared to $545.7 million at December 31, 2016 and increased $32.1 million, or 6%, compared to $525.6 million at September 30, 2016. Residential construction, residential land and land development loans represented approximately 7% of our total loan portfolio at September 30, 2017.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $124.6 million at September 30, 2017. Our commercial and agricultural business loans increased $74.3 million, or 5%, to $1.65 billion at September 30, 2017, compared to $1.58 billion at December 31, 2016, and increased $80.2 million, or 5%, compared to $1.57 billion at September 30, 2016, in each comparison primarily reflecting growth in commercial business loans partially offset by decreased agricultural loan balances. Commercial and agricultural business loans represented approximately 21% of our portfolio at September 30, 2017.

Our one- to four-family real estate loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. We are active originators of one- to four-family real estate loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-

family real estate loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At September 30, 2017, our outstanding balances of one- to four-family real estate loans retained in our portfolio increased $56.5 million, or 7%, to $869.6 million, compared to $813.1 million at December 31, 2016, and increased $22.7 million, or 3%, compared to $846.9 million at September 30, 2016 as a result of an increase in the amount of loans originated for the portfolio compared to loans sold in the secondary market. One- to four-family real estate loans represented 11% of our loan portfolio at September 30, 2017.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. At September 30, 2017, consumer loans, including consumer loans secured by one- to four-family residences, increased $50.7 million to $701.2 million, compared to $650.5 million at December 31, 2016, and increased $44.0 million compared to $657.2 million at September 30, 2016. Consumer loans increased during 2017 largely as a result of a successful campaign in the second quarter to generate additional home equity lines of credit.

The following table presents loans by geographic concentration at September 30, 2017, December 31, 2016 and September 30, 2016 (in thousands):

	September 30, 2017		December 31, 2016		September 30, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$3,515,881	45.2%	$3,433,617	46.1%	$3,415,413	46.2%
Oregon	1,561,723	20.1	1,505,369	20.2	1,466,845	19.8
California	1,381,572	17.8	1,239,989	16.6	1,204,273	16.3
Idaho	495,041	6.4	495,992	6.7	517,607	7.0
Utah	304,740	3.9	283,890	3.8	292,088	3.9
Other	515,492	6.6	492,291	6.6	502,411	6.8
Total loans receivable	$7,774,449	100.0%	$7,451,148	100.0%	$7,398,637	100.0%

Loans held for sale decreased significantly to $71.9 million at September 30, 2017, compared to $246.4 million at December 31, 2016, due to sales of held-for-sale loans exceeding origination of held-for-sale loans during the first nine months of 2017. Origination of loans held for sale declined to $626.7 million for the nine months ended September 30, 2017 as compared to $753.7 million for the same period last year primarily as a result of decreased originations of one- to four-family loans reflecting reduced refinance activity due to recent interest rate increases. Loans held for sale were $123.1 million at September 30, 2016. Loans held for sale at September 30, 2017 included $47.0 million of multifamily loans and $24.9 million of one- to four-family loans.

Investment Securities: Our total investment in securities increased $533.9 million from December 31, 2016 to $1.63 billion at September 30, 2017. Security purchases during the nine-month period exceeded sales, paydowns and maturities reflecting the Company's re-leveraged balance sheet following the previously announced strategy to remain below $10 billion in assets through December 31, 2016. Purchases were primarily in mortgage-backed or related securities issued by government-sponsored entities. The average effective duration of Banner's securities portfolio was approximately 3.6 years at September 30, 2017. Net fair value adjustments to the portfolio of securities held for trading, which are included in net income, were an increase of $389,000 in the nine months ended September 30, 2017. In addition, fair value adjustments for securities designated as available-for-sale reflected an increase of $5.8 million for the nine months ended September 30, 2017, which was included net of the associated tax expense of $2.1 million as a component of other comprehensive income and largely occurred as a result of decreased market interest rates. (See Note 8 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

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

The following table sets forth the Company's deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2017	Dec 31, 2016	Sep 30, 2016	Prior Yr End	Prior Year
Non-interest-bearing	$3,379,841	$3,140,451	$3,190,293	7.6%	5.9%
Interest-bearing checking	955,486	914,484	853,594	4.5	11.9
Regular savings accounts	1,577,292	1,523,391	1,387,123	3.5	13.7
Money market accounts	1,525,657	1,497,755	1,557,951	1.9	(2.1)
Interest-bearing transaction & savings accounts	4,058,435	3,935,630	3,798,668	3.1	6.8
Interest-bearing certificates	1,100,574	1,045,333	1,123,011	5.3	(2.0)
Total deposits	$8,538,850	$8,121,414	$8,111,972	5.1%	5.3%

Total deposits were $8.54 billion at September 30, 2017, compared to $8.12 billion at December 31, 2016 and $8.11 billion a year ago. The increase in total deposits compared to December 31, 2016 and September 30, 2016 reflects meaningful organic growth in the total balances and number of client relationships, as well as an increase in brokered deposits. Non-interest-bearing account balances increased 8% to $3.38 billion at September 30, 2017, compared to $3.14 billion at December 31, 2016, and increased 6% compared to $3.19 billion a year ago. Interest-bearing transaction and savings accounts increased 3% to $4.06 billion at September 30, 2017, compared to $3.94 billion at December 31, 2016, and increased 7% compared to $3.80 billion a year ago. Certificates of deposit increased 5% to $1.10 billion at September 30, 2017, compared to $1.05 billion at December 31, 2016 but decreased compared to $1.12 billion a year ago. Brokered deposits totaled $171.7 million at September 30, 2017, compared to $34.1 million at December 31, 2016 and $60.3 million a year ago. Brokered deposits increased during 2017 in connection with our leveraging strategy as higher yielding investment securities were purchased. Core deposits represented 87% of total deposits at September 30, 2017, compared to 86% of total deposits a year earlier.

The following table presents deposits by geographic concentration at September 30, 2017, December 31, 2016 and September 30, 2016 (in thousands):

	September 30, 2017		December 31, 2016		September 30, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$4,654,406	54.6%	$4,347,644	53.6%	$4,283,522	52.8%
Oregon	1,811,459	21.2	1,708,973	21.0	1,737,754	21.4
California	1,442,727	16.9	1,469,748	18.1	1,491,903	18.4
Idaho	465,104	5.4	447,019	5.5	435,090	5.4
Utah	165,154	1.9	148,030	1.8	163,703	2.0
Total deposits	$8,538,850	100.0%	$8,121,414	100.0%	$8,111,972	100.0%

Borrowings: FHLB advances increased to $263.3 million at September 30, 2017 from $54.2 million at December 31, 2016 as FHLB advances were used to fund a portion of the growth in the loan and securities portfolios. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, decreased $2.0 million, or 2%, to $103.7 million at September 30, 2017, compared to $105.7 million at December 31, 2016. No additional junior subordinated debentures were issued or matured during the nine months ended September 30, 2017; however, the estimated fair value of these instruments increased by $2.1 million. Junior subordinated debentures totaled $97.3 million at September 30, 2017 compared to $95.2 million at December 31, 2016.

Shareholders' Equity: Total shareholders' equity increased $21.3 million to $1.33 billion at September 30, 2017 compared to $1.31 billion at December 31, 2016. The increase in equity primarily reflects the year-to-date net income of $74.3 million and a $3.6 million improvement in accumulated other comprehensive income representing unrealized gains, net of tax, on securities available-for-sale, reduced by the accrual of $58.2 million of dividends to common shareholders, which included three regular $0.25 per share quarterly dividends as well as a $1.00 per share special dividend. During the nine months ended September 30, 2017, Banner repurchased 25,000 shares of common stock as part of the publicly announced repurchase authorization, 38,160 shares of restricted stock were forfeited and 22,553 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q.) Tangible common shareholders' equity, which excludes intangible assets, increased $26.2 million to $1.06 billion, or 10.39% of tangible assets at September 30, 2017, compared to $1.03 billion, or 10.83% of tangible assets at December 31, 2016.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

For the quarter ended September 30, 2017, our net income was $25.1 million, or $0.76 per diluted share. This compares to net income of $23.9 million, or $0.70 per diluted share, for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, our net income was $74.3 million, or $2.25 per diluted share, compared to net income of $62.6 million, or $1.83 per diluted share for the same period a year earlier. Our net income for the quarter and nine months ended September 30, 2016 was negatively impacted by $1.7 million and $10.9 million, respectively, of acquisition-related expenses, which net of related tax benefits reduced earnings per diluted share $0.03 and $0.21, respectively, for those periods.

Growth in average interest-earning assets, coupled with a strong net interest margin, produced increased net interest income in both periods. This resulted in increases in revenues from core operations in the quarter and nine months ended September 30, 2017 compared to the same periods a year earlier. Credit costs remained low in both periods, while non-interest expenses, excluding acquisition-related expenses, increased meaningfully compared to both periods a year ago. Net income for the current year was solid, representing further progress on our strategic priorities and initiatives, and produced an annualized return on average assets of 0.97% for the current quarter and 0.98% for the nine months ended September 30, 2017.

Our earnings from core operations, which excludes net gains or losses on sales of securities, changes in the valuation of financial instruments carried at fair value, acquisition-related costs, and related tax benefits, were $25.2 million, or $0.76 per diluted share, for the quarter ended September 30, 2017, compared to $25.1 million, or $0.74 per diluted share, for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, our earnings from core operations was $75.3 million, or $2.28 per diluted share, compared with $70.2 million, or $2.06 per diluted share, for the same period a year earlier.

Net Interest Income. Net interest income increased by $6.5 million, or 7%, to $100.2 million for the quarter ended September 30, 2017, compared to $93.7 million for the same quarter one year earlier, as an increase of $441.9 million in the average balance of interest-earning assets produced strong growth for this key source of revenue. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans received in the acquisitions, which is accreted into loan interest income, as well as by net premiums on non-market-rate certificates of deposit assumed, which are amortized as a reduction to deposit interest expense. The net interest margin of 4.22% for the quarter ended September 30, 2017 was enhanced by 10 basis points as a result of acquisition accounting adjustments, primarily loan discount accretion. This compares to net interest margin of 4.15% for the quarter ended September 30, 2016, which included 14 basis points from acquisition accounting adjustments. The increase in net interest margin compared to a year earlier primarily reflects higher average loan and security yields.

Net interest income before provision for loan losses for the nine months ended September 30, 2017 increased by $16.9 million, or 6.1%, to $294.8 million compared to $277.9 million for the same period one year earlier, as a result of a $309.6 million increase in average interest-earning assets and enhanced by an 11 basis point increase in the net interest margin. The net interest margin increased to 4.27% for the nine months ended September 30, 2017 compared to 4.16% for the same period in the prior year. The net interest margin for the nine months ended September 30, 2017 included 12 basis points of accretion acquisition accounting adjustments, compared to 15 basis points from acquisition accounting adjustments for the same period a year ago.

Interest Income. Interest income for the quarter ended September 30, 2017 was $105.3 million, compared to $97.8 million for the same quarter in the prior year, an increase of $7.4 million, or 8%.  The increase in interest income occurred as a result of an increase in the average balances and yields on interest-earning assets, in particular loans and mortgage-backed securities. The average balance of interest-earning assets was $9.42 billion for the quarter ended September 30, 2017, compared to $8.98 billion for the same period a year earlier. The yield on average interest-earning assets was 4.43% for quarter ended September 30, 2017, compared to 4.34% for the same quarter one year earlier. The increase in yield between periods reflects a 10 basis point increase in the average yield on loans as well as a 25 basis point increase in the average yield on investment securities. Average loans receivable for the quarter ended September 30, 2017 increased $266.3 million, or 4%, to $7.75 billion, compared to $7.48 billion for the same quarter in the prior year. Interest income on loans increased by $5.4 million, or 6%, to $95.2 million for the current quarter from $89.8 million for the quarter ended September 30, 2016, reflecting the impact of the previously mentioned increases in average loan balances and in average yields on loans.  The increase in average loan yields reflects the impact of higher Prime and Libor rates over the last year as well as changes in the loan portfolio composition. The acquisition accounting loan discount accretion and the related balance sheet impact added 12 basis points to the current quarter loan yield, compared to 15 basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $1.67 billion for the quarter ended September 30, 2017 (excluding the effect of fair value adjustments), compared to $1.50 billion for the quarter ended September 30, 2016; and the interest and dividend income from those investments increased by $2.0 million compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 2.39% for the quarter ended September 30, 2017, from 2.14% for the same quarter one year earlier due to security purchases during 2017 having higher yields than the existing portfolio. The increase in security purchases early in 2017 occurred in connection with our re-leveraging strategy.

Interest income for the nine months ended September 30, 2017 was $308.8 million, compared to $290.5 million for the same period in the prior year, an increase of $18.3 million, or 6%. As with the quarterly results, the year-to-date results reflect a $309.6 million, or 3%, increase in the average balance of interest-earning assets as well as a 12 basis point increase in the yield on interest-earning assets.

Interest Expense. Interest expense for the quarter ended September 30, 2017 was $5.1 million, compared to $4.1 million for the same quarter in the prior year. The interest expense increase between periods reflects a $440.9 million, or 5%, increase in the average balance of funding liabilities and a four basis point increase in the average cost of all funding liabilities.

Interest expense for the nine months ended September 30, 2017 was $14.0 million, compared to $12.6 million for the same period in the prior year. As with the quarterly results, the nine-month results reflect a $314.5 million, or 4%, increase in the average balance of funding liabilities and a one basis point increase in the average cost of all funding liabilities.

Deposit interest expense increased $405,000, or 15%, to $3.2 million for the quarter ended September 30, 2017, compared to $2.8 million for the same quarter in the prior year, as a result of increases in the average balance and cost of interest-bearing deposits. Average deposit balances increased to $8.49 billion for the quarter ended September 30, 2017, from $8.07 billion for the quarter ended September 30, 2016, while the average rate paid on deposit balances increased to 0.15% in the third quarter of 2017 from 0.14% for the quarter ended September 30, 2016, reflecting primarily the increase in the cost of certificates of deposits partially offset by the increase in non-interest-bearing deposits. Deposit interest expense increased $661,000, or 8%, to $9.2 million for the nine months ended September 30, 2017, compared to $8.5 million for the same period in the prior year. Average deposit balances increased to $8.36 billion for the nine months ended September 30, 2017, from $8.01 billion for the nine months ended September 30, 2016, while the average rate paid on deposit balances increased to 0.15% in the nine months ended September 30, 2017 from 0.14% in the nine months ended September 30, 2016. The acquisition accounting amortization of deposit premiums reduced the average rate paid on deposit balances by one basis point for the quarter ended September 30, 2017 and by one basis point for the quarter ended September 30, 2016. The cost of interest-bearing deposits increased by two basis points to 0.24% for the quarter ended September 30, 2017 compared to 0.22% in the same quarter a year earlier. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates and were not meaningfully impacted by the increase in short-term rates following changes in the Fed Funds target rate over the last year, although these did contribute to the two basis point increase in the cost of deposits.

Average total borrowings were $422.1 million for the quarter ended September 30, 2017, compared to $403.4 million for the same quarter one year earlier and the average rate paid on total borrowings for the quarter ended September 30, 2017 increased to 1.77% from 1.34% for the same quarter one year earlier. The increase in the average balance from the quarter ended September 30, 2017 from the same period a year earlier was primarily due to a $13.4 million increase in average FHLB advances. Interest expense on total borrowings increased to $1.9 million for the quarter ended September 30, 2017 from $1.4 million for the quarter ended September 30, 2016. Average total borrowings were $387.2 million for the nine months ended September 30, 2017, compared to $427.3 million for the same period one year earlier, while the average rate paid on total borrowings for the nine months ended September 30, 2017 increased to 1.68% from 1.27% for the same period in 2016 reflecting three changes to the Fed Funds target rate over the last year. The decrease in the average balance was due to a $45.1 million decrease in average FHLB advances, slightly offset by a $5.0 million increase in average other borrowings, which reflects our funding a larger portion of the balance sheet with deposits.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$6,086,554	$75,020	4.89%	$5,843,381	$70,223	4.78%
Commercial/agricultural loans	1,520,946	17,992	4.69	1,495,611	17,373	4.62
Consumer and other loans	140,758	2,209	6.23	142,977	2,209	6.15
Total loans (1)	7,748,258	95,221	4.88	7,481,969	89,805	4.78
Mortgage-backed securities	1,129,256	6,644	2.33	920,560	4,803	2.08
Other securities	473,808	3,192	2.67	472,159	3,050	2.57
Interest-bearing deposits with banks	51,607	159	1.22	86,868	98	0.45
FHLB stock	16,961	62	1.45	16,413	93	2.25
Total investment securities	1,671,632	10,057	2.39	1,496,000	8,044	2.14
Total interest-earning assets	9,419,890	105,278	4.43	8,977,969	97,849	4.34
Non-interest-earning assets	888,388			913,991
Total assets	$10,308,278			$9,891,960
Deposits:
Interest-bearing checking accounts	$946,585	218	0.09	$837,930	188	0.09
Savings accounts	1,557,475	538	0.14	1,371,911	449	0.13
Money market accounts	1,534,867	653	0.17	1,564,906	749	0.19
Certificates of deposit	1,151,725	1,780	0.61	1,173,630	1,398	0.47
Total interest-bearing deposits	5,190,652	3,189	0.24	4,948,377	2,784	0.22
Non-interest-bearing deposits	3,300,185	—	—	3,120,279	—	—
Total deposits	8,490,837	3,189	0.15	8,068,656	2,784	0.14
Other interest-bearing liabilities:
FHLB advances	165,586	569	1.36	152,198	256	0.67
Other borrowings	116,297	84	0.29	111,016	82	0.29
Junior subordinated debentures	140,212	1,226	3.47	140,212	1,019	2.89
Total borrowings	422,095	1,879	1.77	403,426	1,357	1.34
Total funding liabilities	8,912,932	5,068	0.23	8,472,082	4,141	0.19
Other non-interest-bearing liabilities (2)	67,918			68,566
Total liabilities	8,980,850			8,540,648
Shareholders’ equity	1,327,428			1,351,312
Total liabilities and shareholders’ equity	$10,308,278			$9,891,960
Net interest income/rate spread		$100,210	4.20%		$93,708	4.15%
Net interest margin			4.22%			4.15%
Additional Key Financial Ratios:
Return on average assets			0.97%			0.96%
Return on average equity			7.49			7.02
Average equity / average assets			12.88			13.66
Average interest-earning assets / average interest-bearing liabilities			167.83			167.76
Average interest-earning assets / average funding liabilities			105.69			105.97
Non-interest income / average assets			0.78			0.95
Non-interest expense / average assets			3.18			3.18
Efficiency ratio (4)			68.51			67.47
Adjusted efficiency ratio (5)			66.26			63.61

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by adjusted revenue. Adjusted revenue excludes net gain (loss) on sale of securities and fair value adjustments. Adjusted non-interest expense excludes acquisition related costs, amortization of CDI, net gain (loss) from OREO operations, and Washington B&O taxes. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under Executive Overview—Non-GAAP Financial Measures.

	Nine months ended September 30, 2017			Nine Months Ended September 30, 2016
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$6,059,476	$222,028	4.90%	$5,755,988	$207,881	4.82%
Commercial/agricultural loans	1,496,549	52,717	4.71	1,490,757	51,213	4.59
Consumer and other loans	139,181	6,559	6.30	141,570	6,603	6.23
Total loans (1)	7,695,206	281,304	4.89	7,388,315	265,697	4.80
Mortgage-backed securities	1,013,913	17,529	2.31	976,267	15,467	2.12
Other securities	466,572	9,420	2.70	450,142	8,752	2.60
Interest-bearing deposits with banks	46,022	392	1.14	95,406	300	0.42
FHLB stock	15,666	164	1.40	17,614	254	1.93
Total investment securities	1,542,173	27,505	2.38	1,539,429	24,773	2.15
Total interest-earning assets	9,237,379	308,809	4.47	8,927,744	290,470	4.35
Non-interest-earning assets	902,435			903,957
Total assets	$10,139,814			$9,831,701
Deposits:
Interest-bearing checking accounts	$923,757	627	0.09	$853,818	570	0.09
Savings accounts	1,556,075	1,588	0.14	1,336,259	1,303	0.13
Money market accounts	1,530,675	1,994	0.17	1,587,500	2,421	0.20
Certificates of deposit	1,147,387	4,953	0.58	1,248,781	4,207	0.45
Total interest-bearing deposits	5,157,894	9,162	0.24	5,026,358	8,501	0.23
Non-interest-bearing deposits	3,203,033	—	—	2,980,027	—	—
Total deposits	8,360,927	9,162	0.15	8,006,385	8,501	0.14
Other interest-bearing liabilities:
FHLB advances	133,365	1,142	1.14	178,468	874	0.65
Other borrowings	113,664	241	0.28	108,632	234	0.29
Junior subordinated debentures	140,212	3,494	3.33	140,212	2,962	2.82
Total borrowings	387,241	4,877	1.68	427,312	4,070	1.27
Total funding liabilities	8,748,168	14,039	0.21	8,433,697	12,571	0.20
Other non-interest-bearing liabilities (2)	60,895			64,825
Total liabilities	8,809,063			8,498,522
Shareholders’ equity	1,330,751			1,333,179
Total liabilities and shareholders’ equity	$10,139,814			$9,831,701
Net interest income/rate spread		$294,770	4.26%		$277,899	4.15%
Net interest margin			4.27%			4.16%
Additional Key Financial Ratios:
Return on average assets			0.98%			0.85%
Return on average equity			7.47			6.27
Average equity / average assets			13.12			13.56
Average interest-earning assets / average interest-bearing liabilities			166.59			163.70
Average interest-earning assets / average funding liabilities			105.59			105.86
Non-interest income / average assets			0.84			0.87
Non-interest expense / average assets			3.20			3.30
Efficiency ratio (4)			67.68			71.08
Adjusted efficiency ratio (5)			65.84			65.23

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by adjusted revenue. Adjusted revenue excludes net gain (loss) on sale of securities and fair value adjustments. Adjusted non-interest expense excludes acquisition related costs, amortization of CDI, net gain (loss) from OREO operations, and Washington B&O taxes. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under Executive Overview—Non-GAAP Financial Measures.

Provision and Allowance for Loan Losses.

The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. During the quarter and nine months ended September 30, 2017, we recorded a provision for loans losses of $2.0 million and $6.0 million, respectively, primarily as a result of loan growth and the renewal of acquired loans out of the discounted loan portfolios, compared to a $2.0 million and a $4.0 million loan loss provision recorded in the third quarter and nine months of 2016, respectively. We continue to maintain an appropriately significant allowance for loan losses at September 30, 2017, reflecting growth in the related portfolio and current economic conditions.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the recent acquisitions. The discount on acquired loans was $23.4 million at September 30, 2017 compared to $25.8 million at June 30, 2017, $31.1 million at December 31, 2016 and $34.9 million at September 30, 2016.

Net charge-offs were $1.5 million for the quarter ended September 30, 2017 compared to net recoveries of $902,000 for the same quarter in the prior year. For the first nine months of 2017 we recorded net charge offs of $2.9 million compared to net recoveries of $2.2 million in 2016. The allowance for loan losses was $89.1 million at September 30, 2017 compared to $86.0 million at December 31, 2016 and $84.2 million at September 30, 2016. Included in our allowance at September 30, 2017 was an unallocated portion of $6.0 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for loan losses) was 1.15% at September 30, 2017, compared to 1.15% at December 31, 2016 and 1.14% at September 30, 2016.

We believe that the allowance for loan losses as of September 30, 2017 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. We believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, although there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-interest Income. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	Change Amount	Change Percent	2017	2016	Change Amount	Change Percent
Deposit fees and other service charges	$13,316	$12,927	$389	3.0%	$38,739	$36,957	$1,782	4.8%
Mortgage banking operations	4,498	8,141	(3,643)	(44.7)	15,854	20,409	(4,555)	(22.3)
Bank owned life insurance	1,043	1,333	(290)	(21.8)	3,599	3,646	(47)	(1.3)
Miscellaneous	1,705	1,344	361	26.9	7,062	3,936	3,126	79.4
	20,562	23,745	(3,183)	(13.4)	65,254	64,948	306	0.5
Net gain (loss) on sale of securities	270	891	(621)	(69.7)	230	531	(301)	(56.7)
Net change in valuation of financial instruments carried at fair value	(493)	(1,124)	631	(56.1)	(1,831)	(1,472)	(359)	24.4
Total non-interest income	$20,339	$23,512	$(3,173)	(13.5)%	$63,653	$64,007	$(354)	(0.6)%

Non-interest income, which includes changes in the valuation of financial instruments carried at fair value, net gain or loss on sale of securities, and non-interest revenues from core operations, was $20.3 million for the quarter ended September 30, 2017, compared to $23.5 million for the same quarter in the prior year, and was $63.7 million for the nine months ended September 30, 2017, compared to $64.0 million for the same period in the prior year. Our non-interest income for the quarter ended September 30, 2017 included a $493,000 net loss for fair value adjustments and a $270,000 net gain on sale of securities. By contrast, for the quarter ended September 30, 2016, fair value adjustments resulted in a net loss of $1.1 million and we had a net gain of $891,000 on sale of securities. Our non-interest income for the nine months ended September 30, 2017 included a $1.8 million net loss for fair value adjustments and a $230,000 net gain on sale of securities. During the nine months ended September 30, 2016, fair value adjustments resulted in a net loss of $1.5 million and we recognized a $531,000 gain on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 8 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Excluding the fair value adjustments and net gain on sale of securities, non-interest income from core operations decreased by $3.2 million, or 13%, to $20.6 million for the quarter ended September 30, 2017, compared to $23.7 million for the quarter ended September 30, 2016, and increased $306,000, to $65.3 million for the nine months ended September 30, 2017, compared to $64.9 million for the nine months ended September 30, 2016. Deposit fees and other service charges increased by $389,000, or 3%, for the quarter ended September 30, 2017 and $1.8 million, or 5%, for the nine months ended September 30, 2017 compared to the same periods a year ago reflecting growth in the number of deposit accounts resulting in increased transaction activity. Miscellaneous income for the nine months ended September 30, 2017 included a one-time gain of $2.5 million on the sale of a single loan that had been acquired a number of years ago as a partial settlement on a non-performing credit relationship and was carried at a significant discount to its contractual amount and eventual sales price. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased $3.6 million for the quarter ended September 30, 2017 and decreased $4.6 million for the nine months ended September 30, 2017 compared to the same periods a year ago. Sales of one- to four-family loans in the current quarter resulted in gains of $3.7 million compared to $6.4 million in the same period a year ago, and $12.0 million for the nine months ended September 30, 2017 compared to $15.9 million for the same period a year ago. The decrease was due to a decline in spreads on one- to four-family loan originations and sales during the current quarter. Home purchase activity accounted for 77% of third quarter one- to four-family mortgage banking loan originations as compared to 65% for the third quarter last year. Sales of multifamily loans in the current quarter resulted in gains of $268,000 compared to $1.4 million of gains in the same quarter a year ago, and $2.1 million for the nine months ended September 30, 2017 compared to $3.1 million for the same period a year ago. The decline in multifamily gain on sale income was due to a combination of declining market spreads on sold loans in the current quarter and the transition to fair value accounting in connection with a forward sales hedging program for multifamily held for sale loans in second quarter of 2017.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Change Amount	Change Percent	2017	2016	Change Amount	Change Percent
Salaries and employee benefits	$48,931	$44,758	$4,173	9.3%	$144,014	$136,497	$7,517	5.5%
Less capitalized loan origination costs	(4,331)	(4,953)	622	(12.6)	(13,245)	(14,110)	865	(6.1)
Occupancy and equipment	11,737	10,979	758	6.9	35,778	32,419	3,359	10.4
Information/computer data services	4,420	4,836	(416)	(8.6)	12,513	14,607	(2,094)	(14.3)
Payment and card processing expenses	5,839	5,878	(39)	(0.7)	16,651	16,164	487	3.0
Professional services	3,349	2,258	1,091	48.3	12,233	5,736	6,497	113.3
Advertising and marketing	2,130	2,282	(152)	(6.7)	5,225	6,489	(1,264)	(19.5)
Deposit insurance	1,101	890	211	23.7	3,438	3,539	(101)	(2.9)
State/Municipal business and use taxes	780	956	(176)	(18.4)	1,857	2,564	(707)	(27.6)
REO operations	240	(21)	261	(1,242.9)	(1,089)	513	(1,602)	(312.3)
Amortization of core deposit intangibles	1,542	1,724	(182)	(10.6)	4,790	5,339	(549)	(10.3)
Miscellaneous	6,851	7,785	(934)	(12.0)	20,432	22,311	(1,879)	(8.4)
	82,589	77,372	5,217	6.7	242,597	232,068	10,529	4.5
Acquisition related costs	—	1,720	(1,720)	(100.0)	—	10,945	(10,945)	(100.0)
Total non-interest expense	$82,589	$79,092	$3,497	4.4%	$242,597	$243,013	$(416)	(0.2)%

Non-interest expenses increased by $3.5 million, to $82.6 million for the quarter ended September 30, 2017, compared to $79.1 million for the quarter ended September 30, 2016. The increase was primarily related to increased salaries and employee benefits and professional services expenses, including costs incurred for enhanced regulatory requirements attributable to the build-out of the Company's compliance and risk management infrastructure as a result of crossing the $10 billion asset threshold. There were no acquisition-related expenses in the current quarter, compared to $1.7 million of acquisition-related costs in the third quarter of 2016. For the nine months ended September 30, 2017, non-interest expenses decreased by $416,000, to $242.6 million compared to $243.0 million for the nine months ended September 30, 2016. The decrease in the nine-month period primarily reflected $10.9 million of acquisition-related costs in the 2016 period, partially offset by costs related to the enhanced regulatory requirements and increased compensation and occupancy expenses.

Salaries and employee benefits expense increased $4.2 million, to $48.9 million for the quarter ended September 30, 2017, compared to $44.8 million for the quarter ended September 30, 2016, primarily reflecting the incremental staffing associated with the build-out of the Company's compliance and risk management infrastructure and annual salary merit increases. For similar reasons salary and employee benefits increased to $144.0 million for the nine months ended September 30, 2017, compared to $136.5 million for the nine months ended September 30, 2016. Occupancy and equipment expense increased $758,000, to $11.7 million for the quarter ended September 30, 2017 and increased $3.4 million for the nine months ended September 30, 2017, compared to the same periods in the prior year. The increase in occupancy and equipment expense primarily reflects increased equipment depreciation associated with equipment purchased for acquired locations and increased seasonal building repair and maintenance. Information and computer data services decreased $416,000 for the quarter ended September 30, 2017 and $2.1 million for the nine months ended September 30, 2017, compared to the same periods in the prior year. Professional services expense increased $1.1 million for the quarter ended September 30, 2017 and $6.5 million for the nine months ended September 30, 2017, compared to the same periods in the prior year, reflecting increased consulting services related to enhanced regulatory requirements attributable to our compliance and risk management infrastructure build-out. REO operations had a net loss of $240,000 for the quarter ended September 30, 2017, compared to a net gain of $21,000 in the same prior-year period. REO operations had a net gain of $1.1 million for the nine months ended September 30, 2017 compared to a net loss in the same prior-year period, largely due to a $2.0 million gain on the sale of an REO property during the first nine months of 2017. Miscellaneous expenses for the nine months ended September 30, 2017 included charges of $856,000 for customer refunds of certain deposit service fees charged in prior years compared to a similar $1.4 million charge in the same period in the prior year. Miscellaneous expense for the nine months ended September 30, 2017 was offset by the release of a $1.2 million reserve for possible losses on an unfunded commitment for a single credit relationship that was terminated.

Income Taxes. In the quarter ended September 30, 2017, we recognized $10.9 million in income tax expense for an effective tax rate of 30.3%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, tax benefits related to restricted stock vesting as well as annual adjustments related to filing of our federal and state income tax returns. The tax benefits related to restricted stock vesting reduced the effective tax rate for the nine months ended September 30, 2017 by 0.3% as a result of the adoption of ASU No. 2016-09. Our normal, expected statutory income tax rate is 37.2%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the state income tax rates. For the quarter ended September 30, 2016, we recognized $12.3 million in income tax expense for an effective tax rate of 34.0%. For the nine months ended September 30, 2017, we recognized $35.5 million in income tax expense for an effective tax rate of 32.3% compared to $32.3 million in income tax expense for an effective rate of 34.1% for the nine months ended September 30, 2016. For more discussion on our income taxes, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Non-Performing Assets:  Non-performing assets decreased to $31.7 million, or 0.30% of total assets, at September 30, 2017, from $33.8 million, or 0.35% of total assets, at December 31, 2016, and $32.2 million, or 0.33% of total assets, at September 30, 2016. Our allowance for loan losses was $89.1 million, or 296% of non-performing loans at September 30, 2017, compared to $86.0 million, or 381% of non-performing loans at December 31, 2016 and $84.2 million, or 309% of non-performing loans at September 30, 2016.  We believe our level of non-performing loans and assets is manageable and that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion. The primary components of the $31.7 million in non-performing assets were $29.1 million in nonaccrual loans, $927,000 in loans more than 90 days delinquent and still accruing interest, and $1.6 million in REO and other repossessed assets.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At September 30, 2017, we had $12.7 million of restructured loans currently performing under their restructured repayment terms.

Loans acquired in merger transactions with deteriorated credit quality are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $23.2 million at September 30, 2017, compared to $32.3 million at December 31, 2016 and $38.7 million at September 30, 2016.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$11,632	$8,237	$12,776
Multifamily	—	—	30
Construction and land	1,726	1,748	1,747
One- to four-family	2,878	2,263	3,414
Commercial business	7,144	3,074	2,765
Agricultural business, including secured by farmland	4,285	3,229	3,755
Consumer	1,462	1,875	1,385
	29,127	20,426	25,872
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	53	701	—
Multifamily	—	147	147
One- to four-family	722	1,233	852
Commercial business	51	—	—
Consumer	101	72	425
	927	2,153	1,424
Total non-performing loans	30,054	22,579	27,296
REO, net (2)	1,496	11,081	4,717
Other repossessed assets held for sale	145	166	164
Total non-performing assets	$31,695	$33,826	$32,177

Total non-performing loans to loans before allowance for loan losses	0.39%	0.30%	0.37%
Total non-performing loans to total assets	0.29%	0.23%	0.28%
Total non-performing assets to total assets	0.30%	0.35%	0.33%

Restructured loans performing under their restructured terms (3)	$12,744	$18,907	$17,649

Loans 30-89 days past due and on accrual (4)	$9,619	$11,571	$12,668

(1)	Includes $929,000 of nonaccrual restructured loans at September 30, 2017. For the quarter ended September 30, 2017, interest income was reduced by $629,000 as the result of nonaccrual loan activity.

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

(3)	These loans were performing under their restructured repayment terms at September 30, 2017.
(4) Includes purchased credit-impaired loans.

In addition to the non-performing loans and purchased credit-impaired loans as of September 30, 2017, we had other classified loans with an aggregate outstanding balance of $86.4 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

REO: REO decreased $9.6 million, to $1.5 million at September 30, 2017, compared to $11.1 million at December 31, 2016. The following table shows REO activity for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended		Nine Months Ended
	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Balance, beginning of period	$2,427	$6,147	$11,081	$11,627
Additions from loan foreclosures	—	156	46	534
Additions from acquisitions	—	—	—	400
Additions from capitalized costs	—	—	54	—
Proceeds from dispositions of REO	(961)	(1,699)	(11,382)	(8,021)
Gain on sale of REO	30	281	1,953	981
Valuation adjustments in the period	—	(168)	(256)	(804)
Balance, end of period	$1,496	$4,717	$1,496	$4,717

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the nine months ended September 30, 2017 and September 30, 2016, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $746.8 million and $788.0 million, respectively. During those periods we purchased loans and loan participations of $266.5 million and $230.8 million, respectively. This activity was funded primarily by sales of loans and increased deposits in 2017 and primarily from the sale of loans in 2016. During the nine months ended September 30, 2017 and September 30, 2016, we received proceeds of $886.1 million and $885.3 million, respectively, from the sale of loans. Securities purchased during the nine months ended September 30, 2017 and September 30, 2016 totaled $712.0 million and $304.3 million, respectively, and securities repayments, maturities and sales in those periods were $178.9 million and $389.2 million, respectively.

Our primary financing activity is gathering deposits. Increases in all deposit categories contributed to total deposits increasing by $417.4 million during the first nine months of 2017. Certificates of deposit are generally more vulnerable to competition and price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2017, certificates of deposit amounted to $1.10 billion, or 13% of our total deposits, including $808.8 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) increased $209.1 million from December 31, 2016 to $263.3 million at September 30, 2017. Other borrowings decreased $2.0 million from December 31, 2016 to $103.7 million at September 30, 2017.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2017 and 2016, we used our sources of funds primarily to fund loan commitments and purchase securities. At September 30, 2017, we had outstanding loan commitments totaling $2.50 billion, including undisbursed loans in process and unused credit lines totaling $2.42 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at September 30, 2017 provided for advances that in the aggregate would equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $3.47 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $93.7 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $263.2 million at September 30, 2017. In addition, Banner Bank has been approved for participation in the FRBSF’s Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $1.19 billion as of September 30, 2017, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at September 30, 2017 or December 31, 2016.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At September 30, 2017, the Company on an unconsolidated basis had liquid assets of $69.1 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2017, total shareholders' equity increased $21.3 million, to $1.33 billion.  At September 30, 2017, tangible common shareholders’ equity, which excludes other goodwill and other intangible assets, was $1.06 billion, or 10.39% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, the Banks now have to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of September 30, 2017, the conservation buffer was 1.25%. At September 30, 2017, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2017, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,239,520	13.52%	$733,633	8.00%	$917,041	10.00%
Tier 1 capital to risk-weighted assets	1,147,971	12.52	550,224	6.00	550,224	6.00
Tier 1 leverage capital to average assets	1,147,971	11.49	399,595	4.00	n/a	n/a
Common equity tier 1 capital	1,023,702	11.16	412,668	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,089,048	12.14	717,580	8.00	896,974	10.00
Tier 1 capital to risk-weighted assets	999,815	11.15	538,185	6.00	717,580	8.00
Tier 1 leverage capital to average assets	999,815	10.30	388,308	4.00	485,385	5.00
Common equity tier 1 capital	999,815	11.15	403,639	4.50	583,033	6.50
Islanders Bank
Total capital to risk-weighted assets	31,690	16.35	15,507	8.00	19,384	10.00
Tier 1 capital to risk-weighted assets	29,375	15.15	11,630	6.00	15,507	8.00
Tier 1 leverage capital to average assets	29,375	10.66	11,018	4.00	13,773	5.00
Common equity tier 1 capital	29,375	15.15	8,723	4.50	12,600	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of September 30, 2017, our loans with interest rate floors totaled approximately $2.48 billion and had a weighted average floor rate of 4.65% compared to a current average note rate of 4.98%. An additional source of interest rate risk is a prolonged period of exceptionally low market interest rates. Because interest-bearing deposit costs have been reduced to nominal levels, there is very little possibility that they will be significantly further reduced and our non-interest-bearing deposits are an increasingly significant percentage of total deposits. By contrast, if market rates remain very low, loan and securities yields will likely decline as longer-term instruments mature or are repaid. As a result, a prolonged period of very low interest rates would likely result in compression of our net interest margin. While this pressure on the margin may be mitigated by changes in the mix of assets and deposits, particularly increases in non-interest-bearing deposits, a prolonged period of low interest rates will present a very difficult operating environment for most banks, including us.

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

The following table sets forth, as of September 30, 2017, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$16,033	4.1%	$41,051	5.2%	$(404,651)	(18.6)%
+300	15,994	4.0	41,118	5.2	(290,960)	(13.3)
+200	12,833	3.2	33,865	4.3	(167,514)	(7.7)
+100	7,922	2.0	21,163	2.7	(62,648)	(2.9)
0	—	—	—	—	—	—
-25	(3,955)	(1.0)	(10,599)	(1.3)	6,211	0.3
-50	(9,999)	(2.5)	(25,996)	(3.3)	6,592	0.3

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2017 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2017, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.04 billion, representing a one-year cumulative gap to total assets ratio of 19.53%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2017 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$599,365	$46,101	$79,413	$10,482	$4,961	$—	$740,322
Fixed-rate mortgage loans	260,668	157,127	443,507	330,246	416,212	13,573	1,621,333
Adjustable-rate mortgage loans	903,066	318,582	997,826	780,430	296,735	5,599	3,302,238
Fixed-rate mortgage-backed securities	75,138	64,592	267,163	223,946	376,878	98,195	1,105,912
Adjustable-rate mortgage-backed securities	69,764	8,828	5,159	4,063	2,890	—	90,704
Fixed-rate commercial/agricultural loans	116,920	81,596	206,242	65,435	25,383	4,686	500,262
Adjustable-rate commercial/agricultural loans	877,177	21,354	63,562	32,820	14,261	—	1,009,174
Consumer and other loans	399,238	70,061	106,515	21,563	17,998	34,803	650,178
Investment securities and interest-earning deposits	119,404	15,633	100,189	60,617	92,751	60,658	449,252
Total rate sensitive assets	3,420,740	783,874	2,269,576	1,529,602	1,248,069	217,514	9,469,375
Interest-bearing liabilities: (2)
Regular savings	208,388	106,713	341,425	239,725	344,703	336,338	1,577,292
Interest checking accounts	146,046	61,990	201,764	144,321	207,270	194,095	955,486
Money market deposit accounts	196,942	129,258	401,501	266,201	337,316	194,440	1,525,658
Certificates of deposit	545,925	263,044	244,362	44,933	2,280	—	1,100,544
FHLB advances	113,005	150,006	24	28	84	202	263,349
Other borrowings	5,000	—	—	—	—	—	5,000
Junior subordinated debentures	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	98,714	—	—	—	—	—	98,714
Total rate sensitive liabilities	1,454,232	711,011	1,189,076	695,208	891,653	725,075	5,666,255
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$1,966,508	$72,863	$1,080,500	$834,394	$356,416	$(507,561)	$3,803,120
Cumulative excess of interest-sensitive assets	$1,966,508	$2,039,371	$3,119,871	$3,954,265	$4,310,681	$3,803,120	$3,803,120
Cumulative ratio of interest-earning assets to interest-bearing liabilities	235.23%	194.19%	193.01%	197.65%	187.24%	167.12%	167.12%
Interest sensitivity gap to total assets	18.83%	0.70%	10.35%	7.99%	3.41%	(4.86)%	36.42%
Ratio of cumulative gap to total assets	18.83%	19.53%	29.87%	37.86%	41.28%	36.42%	36.42%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(1.2) billion, or (11.20)% of total assets at September 30, 2017.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2017:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2017 - July 31, 2017	104	$56.70	—	1,658,245
August 1, 2017 - August 31, 2017	62	58.14	—	1,658,245
September 1, 2017 - September 30, 2017	25,224	56.08	25,000	1,633,245
Total for quarter	25,390	56.08	25,000	1,633,245

Employees surrendered 390 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants.

On March 31, 2017, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company's common stock, or 1,658,245 of the Company's outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

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

2.1{c}
Amendment No. 2, dated July 13, 2015, to that certain Agreement and Plan of Merger, dated as of November 5, 2014, by and among Banner Corporation, SKBHC Holdings LLC, Starbuck Bancshares, Inc., and Elements Merger Sub, LLC [incorporated herein by reference to Exhibit 2.1(c) to the Quarterly Report on Form 10-Q filed on November 6, 2015 (File No. 000-26584)].

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

3{c}	Amended and Restated Bylaws of Registrant [incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on December 20, 2016 (File No. 000-26584)].

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

10{f}	Long-Term Incentive Plan and Form of Repricing Agreement [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008 (File No. 000-26584)].

10{g}
2005 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-26584)].

10{h}	Entry into an Indemnification Agreement with each of the Registrant's Directors [incorporated by reference to exhibits filed with the Form 8-K on January 29, 2010 (File No. 000-26584)].

10{i}	2012 Restricted Stock and Incentive Bonus Plan [incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 19, 2013 (File No. 000-26584)].

10{j}
Form of Performance-Based Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant's Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

10{k}	Form of Time-Based Restricted Stock Award Agreement [incorporated by reference to Exhibit 10.1 included in the Registrant's Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584)].

10{l}
2014 Omnibus Incentive Plan [incorporated by reference as Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 000-26584)] and amendments [incorporated by reference to the Form 8-K filed on March 25, 2015 (File No. 000-26584)].

10{m}
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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 6, 2017	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 6, 2017	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)