Form 10-K
period 2017-12-31
BANNER CORP
filed 2018-02-23
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________to__________
 Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ____ No X

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2017, was:
Common Stock – $1,847,597,162
 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
 The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2018:
Common Stock, $.01 par value – 32,626,204 shares
Non-voting Common Stock, $.01 par value – 100,029 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 25, 2018 are incorporated by reference into Part III.

BANNER CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, loan and deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of safety and soundness and compliance examinations of us by the Board of Governors of the Federal Reserve System (the Federal Reserve) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action against us or any of our bank subsidiaries which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and the implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; difficulties in reducing risk associated with the loans and securities on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; future goodwill impairment due to changes in our business, changes in market conditions, or other factors; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock and non-voting common stock, and interest or principal payments on our junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-K.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

PART 1

Item 1 – Business	General

Banner Corporation (the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2017, its 175 branch offices located in Washington, Oregon, California and Idaho. Banner Bank also has 13 loan production offices located in Washington, Oregon, California, Idaho and Utah. On October 9, 2017, Banner Bank announced that it had completed the sale of its seven Utah branches and related operations, although Banner Bank continues to maintain one loan production office in Utah. Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Federal Reserve.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington DFI and the FDIC.  As of December 31, 2017, we had total consolidated assets of $9.76 billion, net loans of $7.51 billion, total deposits of $8.18 billion and total shareholders’ equity of $1.27 billion. Our voting common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located primarily in the San Juan Islands.  The Banks' primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in portions of Washington, Oregon, California and Idaho.  Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family and multi-family residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family residential loans and consumer loans.

Since becoming a public company in 1995, we have invested significantly in expanding our branch and distribution systems with a primary emphasis on strengthening our market presence in our five primary markets in the Northwest.  Those markets include the four largest metropolitan areas in the Northwest: the Puget Sound region of Washington and the greater Portland, Oregon, Boise, Idaho, and Spokane, Washington markets, as well as our historical base in the vibrant agricultural communities in the Columbia Basin region of Washington and Oregon.  Our aggressive franchise expansion during this period included the acquisition and consolidation of ten commercial banks, as well as the opening of 28 new branches, the acquisition of seven branches and relocating 14 others. More recently, our acquisition activity included two whole bank transactions in 2015 and the purchase of six branches in 2014 which has expanded our geographic focus to include additional markets in southwest Oregon, as well as select markets in California and more than doubled the size of the Company. The acquisition of Starbuck Bancshares, Inc. (Starbuck), the holding company for AmericanWest Bank (AmericanWest), which closed on October 1, 2015, with 98 branches and approximately $4.46 billion in assets, $3.00 billion in loans and $3.64 billion in deposits, added scale to our operations, strengthened our Northwest presence and provided entry into attractive markets in California.

In addition to bank acquisitions, branch openings and relocations, we also have invested heavily in marketing campaigns designed to significantly increase the brand awareness for Banner Bank as well as expanded product offerings and enhanced risk management capabilities.  These investments, which have been significant elements in our strategies to grow loans, deposits and customer relationships, have increased our presence within desirable marketplaces and allow us to better serve existing and future customers.  This emphasis on growth and development resulted in an elevated level of non-interest expense during recent periods; however, we believe the expanded branch network, broader product line and heightened brand awareness have created a franchise that is well positioned and is allowing us to successfully execute on our super community bank model.  That strategy is focused on delivering customers, including middle market and small businesses, business owners, their families and employees, a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal, responsiveness, and superior service level of a community bank.

Banner Corporation's successful execution on its super community bank model and its strategic initiatives have delivered solid profitability and growth. We have made substantial progress on our goals to achieve and maintain the Company's moderate risk profile as well as to develop and continue strong earnings momentum. Highlights of this success have included continued strong asset quality, outstanding client acquisition and account growth, significantly increased non-interest-bearing deposit balances and strong revenue generation from core operations.

Like most financial institutions, our operating results in recent years have been meaningfully impacted by the exceptionally low interest rate environment and our future operating results and financial performance will be significantly affected by the course of economic activity. However, over the last several years we substantially added to our client relationships and account base, while maintaining a moderate risk profile, which has resulted in strong and sustainable revenues and low credit costs, and which we believe has positioned the Company well for continued success.

For the year ended December 31, 2017, our net income decreased to $60.8 million, or $1.84 earnings per diluted share, compared to $85.4 million, or $2.52 earnings per diluted share, for the prior year. The decrease in net income is due to a $42.6 million, or $1.29 per diluted share, revaluation of our net deferred tax asset as a result of the enactment of the Tax Cuts and Jobs Act (2017 Tax Act) in December 2017, which reduced the marginal federal corporate income tax rate from 35% to 21%. There were no acquisition-related expenses in 2017 compared to $11.7 million, or $0.22 per diluted share net of tax benefit, in 2016.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank of Des Moines (FHLB) advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities, and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income before provision for loan losses increased 5% to $393.0 million for the year ended December 31, 2017, compared to $375.1 million for the year ended December 31, 2016.

Our net income also is affected by the level of our non-interest income, including deposit fees and service charges, results of mortgage banking operations, which includes loan origination and servicing fees and gains and losses on the sale of one- to four-family and multifamily loans, and gains and losses on the sale of securities, as well as our non-interest expenses, provisions for loan losses and income tax provisions. In addition, net income is affected by the net change in the value of certain financial instruments carried at fair value.

Our total revenues (net interest income before the provision for loan losses plus non-interest income) for 2017 increased $28.0 million, or 6%, to $486.6 million, compared to $458.5 million for 2016. Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities, changes in the value of financial instruments carried at fair value and gain on sale of branches including related loans and deposits, was $93.5 million for the year ended December 31, 2017, compared to $83.5 million for the year ended December 31, 2016. The year ended December 31, 2017, included a $12.2 million net gain on the sale of the Utah branches including the related loans and deposits (Utah Branch Sale).

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $8.0 million provision for loan losses in the year ended December 31, 2017, primarily due to the organic growth in the loan portfolio, the renewal of acquired loans out of the discounted loan portfolios and net charge-offs, compared to a $6.0 million provision recorded in 2016. Non-performing loans increased to $27.0 million at December 31, 2017, compared to $22.6 million a year earlier. Our allowance for loan losses at December 31, 2017 was $89.0 million, or 1.17% of total loans outstanding and 329% of non-performing loans. (See Note 5, Loans Receivable and the Allowance for Loan Losses, of the Notes to the Consolidated Financial Statements as well as “Asset Quality” below.)

Our non-interest expense increased 1% to $327.3 million for the year ended December 31, 2017, compared to $322.9 million for the year ended December 31, 2016. The year-over-year increase in non-interest expense was largely attributable to increased salary and employee benefits and elevated costs for professional services as compared to a year ago largely due to enhanced regulatory requirements attributable to compliance and risk management infrastructure build-out partially offset by no acquisition-related costs incurred in 2017.

During the fourth quarter of 2017, we implemented a balance sheet restructuring to reduce our total assets below $10.0 billion at December 31, 2017, as a result of which our total assets decreased slightly in 2017 to $9.76 billion at December 31, 2017. Remaining below $10.0 billion at year end had the beneficial effect of delaying the adverse impact on our future operating results from certain enhanced regulatory requirements and the Durbin Amendment cap on interchange revenues. Based on current debit card transaction volumes, Banner estimates that the Durbin Amendment will have a $12 million annualized negative impact on pre-tax revenues commencing six months after the calendar year end when our assets exceed $10 billion.

Recent Developments and Significant Events

Sale of Utah Branches

On October 6, 2017, Banner Bank completed the sale of its Utah branches and related assets and liabilities to People’s Intermountain Bank, a banking subsidiary of People’s Utah Bancorp (NASDAQ: PUB).

Under the terms of the purchase and assumption agreement, the sale included $253.8 million in loans, $160.3 million in deposits and all of Banner Bank’s seven Utah branches located in Provo, Orem, Salem, Springville, South Jordan, Salt Lake City and Woods Cross. The sale also included $4.0 million of property and equipment and $581,000 of accrued interest. In addition, Banner allocated an associated $1.9 million of goodwill and $1.1 million of other intangible assets with the divestiture, which constituted the disposal of a business. The deposit premium paid to Banner was $13.8 million based on average daily deposits for a period prior to closing. The net gain recorded on the Utah Branch Sale was $12.2 million.

Lending Activities

General: All of our lending activities are conducted through Banner Bank, its subsidiary, Community Financial Corporation, a residential construction lender located in Portland, Oregon, and Islanders Bank. We offer a wide range of loan products to meet the demands of our customers and our loan portfolio is very diversified by product type, borrower and geographic location within our market area. We originate loans for our own loan portfolio and for sale in the secondary market. Management’s strategy has been to maintain a well diversified portfolio with a significant percentage of assets in the loan portfolio having more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, we offer a variety of floating or adjustable interest rate products that correlate more closely with our cost of interest bearing funds, particularly loans for commercial business and real estate, agricultural business, and construction and development purposes. However, in response to customer demand, we continue to originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 2017, our net loan portfolio totaled $7.51 billion compared to $7.37 billion at December 31, 2016.

Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans include owner-occupied, investment properties and multifamily residential real estate. Although our level of activity and investment in commercial real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods. We also originate construction, land and land development loans, a significant component of which is our residential one- to four-family construction loans. Originations of one- to four-family construction loans have increased in recent years as builders have expanded production and experienced strong sales in many of the markets we serve. Our origination of construction and development loans has been significant during this period and balances in this portion of the portfolio have increased in recent periods but not at the same pace of originations as brisk sales of new homes have produced rapid turnover through repayments. Our commercial business lending is directed toward meeting the credit and related deposit and treasury management needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. In recent years, our commercial business lending has also included participation in certain national syndicated loans. Reflecting the expanding economy of the western United States, demand for these types of commercial business loans has strengthened and our production levels have increased in recent periods. Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. However, most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. We have increased our emphasis on consumer lending, which resulted in meaningful growth from originations in recent years, primarily related to increased home equity lines of credit.

For additional information concerning our loan portfolio, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2017 and 2016—Loans and Lending” including Tables 3 and 4, which sets forth the composition and geographic concentration of our loan portfolio, and Tables 5 and 6, which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the markets we serve.  Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis. In recent years, we have generally sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market. At December 31, 2017, $848.3 million, or 11% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

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

Construction and Land Lending:  Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers. We also make construction loans to qualified owner occupants, which upon completion of the construction phase convert to long-term amortizing one- to four-family residential loans that are eligible for sale in the secondary market. We regularly monitor our construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change. Our residential construction and land and land development lending has been recently increasing in select markets and has made a meaningful contribution to our net interest income and profitability.  To a lesser extent, we also originate construction loans for commercial and multifamily real estate.  Although well diversified with respect to sub-markets, price ranges and borrowers, our construction, land and land development loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area. At December 31, 2017, construction, land and land development loans totaled

$907.5 million, or 12% of total loans; the balance was primarily comprised of one- to four-family construction and residential land or land development loans, and to a lesser extent commercial and multifamily real estate construction loans and commercial land or land development loans.

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

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate including, loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor properties.  At December 31, 2017, our loan portfolio included $1.94 billion in non-owner-occupied commercial real estate loans, $1.28 billion in owner-occupied commercial real estate loans and $314.2 million in multifamily loans which in aggregate comprised 47% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, potentially riskier than one- to four-family residential mortgage loans.  Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  In addition, many of our commercial and multifamily real estate loans often are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrowers’ willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  A significant portion of our multifamily and commercial real estate loans are linked to various FHLB advance rates, certain prime rates, US Treasury rates, or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2017, the average size of our commercial real estate loans was $627,000 and the largest commercial real estate loan in our portfolio was approximately $16.8 million.

Commercial Business Lending:  We are active in small- to medium-sized business lending and are engaged in agricultural lending primarily by providing crop production loans.  Our commercial bankers are focused on local markets and devote a great deal of effort to developing customer relationships and providing these types of borrowers with a full array of products and services delivered in a thorough and responsive manner.  Our experienced commercial bankers and senior credit staff help us meet our commitment to small business lending while also focusing on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. In addition to providing earning assets, commercial business lending has helped us increase our deposit base. In recent years, our commercial business lending has included modest participation in certain national syndicated loans, including shared national credits. We also originate smaller balance business loans principally through our retail branch network, using our Quick Step business loan program, which is closely aligned with our consumer lending operations and relies on centralized underwriting procedures. Quick Step business loans and lines of credit are available from $5,000 to $500,000 and owner-occupied real estate loans are available up to $1.0 million.

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

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to various prime rate or LIBOR indices.  At December 31, 2017, commercial business loans totaled $1.28 billion, or 17% of our total loans, including $129.5 million of shared national credits.

Agricultural Lending:  Agriculture is a major industry in several of our markets.  We make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2017, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $338.4 million, or 4% of our loan portfolio.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, boat and recreational vehicle loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received consistent emphasis in recent years.  Part of this emphasis includes a Banner Bank-owned credit card program.  Similar to other consumer loan programs, we focus this credit card program on our existing customer base to add to the depth of our customer relationships.  In addition to earning balances, credit card accounts produce non-interest revenues through interchange fees and other activity-based revenues. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2017, we had $688.8 million, or 9% of our loan portfolio, in consumer related loans, including $522.9 million, or 7% of our loan portfolio, in consumer loans secured by one- to four-family residences.

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

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  For the years ended December 31, 2017 and 2016, we originated loans, net of repayments, including our participation in syndicated loans and loans held for sale of $985.7 million and $1.11 billion, respectively.

We sell many of our newly originated one- to four-family residential mortgage loans and multifamily loans to secondary market purchasers as part of our interest rate risk management strategy.  Originations of loans for sale decreased to $807.1 million for the year ended December 31, 2017 from $1.06 billion during 2016, as rising interest rates and other market conditions resulted in less demand for mortgage loans, particularly for refinancing transactions. Originations of loans for sale included $292.3 million and $367.6 million of multifamily held for sale loan production for the years ended December 31, 2017 and December 31, 2016, respectively. Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  During the year ended December 31, 2017, we sold $1.03 billion of loans held for sale compared to $880.9 million for the year ended December 31, 2016. The held for sale loans sold in 2017 and 2016 included $475.7 million and $198.1 million, respectively, of multifamily loans held for sale. In addition, we sold $2.5 million and $160.3 million of portfolio multifamily loans in 2017 and 2016, respectively. We sell loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse. The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  See “Loan Servicing.”

We periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities.  Any such purchases or loan participations are made generally consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.  During the years ended December 31, 2017 and 2016, we purchased $306.9 million and $314.3 million, respectively, of loans and loan participation interests, principally commercial real estate loans.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2017, we were servicing $2.64 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  At December 31, 2017, our MSRs were carried at a value of $14.7 million, net of amortization. For additional information see Note 17, Goodwill, Other Intangible Assets and Mortgage Servicing Rights, of the Notes to the Consolidated Financial Statements.

Asset Quality

Classified Assets:  State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.  For additional information regarding asset quality and non-performing loans, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2017 and 2016—Asset Quality,” and Table 11 contained therein.

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with U.S. generally accepted accounting principles (GAAP) guidelines.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income.  The allowance for loan losses is maintained at a level which, in management’s judgment, is sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  For additional information concerning our allowance for loan losses, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016—Provision and Allowance for Loan Losses,” and Tables 15 and 16 contained therein.

Real Estate Owned:  Real estate owned (REO) is property acquired by foreclosure or receiving a deed in lieu of foreclosure, and is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property are capitalized to the extent they add value to the property.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are credited or charged to operations in the period in which they are realized.  The amounts we will ultimately recover from REO may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in our strategies for recovering the investment.   For additional information on REO, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2017 and 2016—Asset Quality” and Table 11 contained therein and Note 6, Real Estate Owned, Held for Sale, Net, of the Notes to the Consolidated Financial Statements.

Investment Activities

Investment Securities

Under Washington state law and FDIC regulation, banks are permitted to invest in various types of marketable securities.  Authorized securities include but are not limited to Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed and asset-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions.  Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk.  Our policies generally limit investments to U.S. Government and agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, corporate debt obligations and mortgage-backed securities.  Investment in mortgage-backed securities may include those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and investment grade privately-issued mortgage-backed securities, as well as collateralized mortgage obligations (CMOs).  All of our investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment’s earnings performance and/or market value.

At December 31, 2017, our consolidated investment portfolio totaled $1.20 billion and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and asset-backed securities.  From time to time, investment levels may be increased or decrease in order to manage balance sheet liquidity, interest rate risk, market risk and provide appropriate risk adjusted returns. Security sales, paydowns and maturities were significant during the year ended December 31, 2017 as the Company implemented balance sheet restructuring initiatives during the fourth quarter of 2017 primarily through reductions in our investment portfolio to remain below $10 billion in assets at December 31, 2017 to delay certain regulatory consequences associated with exceeding that asset size. For additional information regarding these regulatory consequences, see Item 1A, Risk Factors, "We may be subject to additional regulatory scrutiny if and when Banner or Banner Bank's total assets exceed $10.0 billion."

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2017 and 2016—Investments,” and Tables 1 and 2 contained therein.

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
Our predominant derivative and hedging activities involve interest rate swaps related to certain term loans, interest rate lock commitments to borrowers, and forward sales contracts associated with mortgage banking activities. Generally, these instruments help us manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as market-driven interest rates and prices or other economic factors.
Derivatives Designated in Hedge Relationships
Our fixed rate loans result in exposure to losses in value or net interest income as interest rates change. The risk management objective for hedging fixed rate loans is to effectively convert the fixed rate received to a floating rate. Under a prior program that was discontinued, we have hedged our exposure to changes in the fair value of certain fixed rate loans through the use of interest rate swaps. For a qualifying fair value hedge, changes in the value of the derivatives are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.
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
Mortgage Banking: In the normal course of business, the Company sells originated one- to four-family and multifamily mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one- to four-family loans that are intended to be sold and for closed one- to four-family and multifamily mortgage loans held for sale that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one- to four-family and multifamily mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates.

We are exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and we do not expect the counterparties to fail their obligations.
In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, we could be required to settle our obligations under certain of these agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If we had breached any of these provisions at December 31, 2017 or 2016, we could have been required to settle our obligations under the agreements at the termination value. We generally post collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities.
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

We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and non-bank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our branch expansion, relocations and renovation and advertising and marketing campaigns has been directed toward attracting additional deposit customer relationships and balances.  In addition, our electronic and digital banking activities including debit card and automated teller machine (ATM) programs, on-line Internet banking services and, most recently, customer remote deposit and mobile banking capabilities are all directed at providing products and services that enhance customer relationships and result in growing deposit balances as well as fee income.  Growing core deposits (non-interest-bearing checking and interest-bearing transaction and savings accounts) is a fundamental element of our business strategy. Core deposits increased to 88% of total deposits at December 31, 2017 compared to 87% a year earlier and 83% two years ago.

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit, treasury management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns.  At December 31, 2017, we had $8.18 billion of deposits.  For additional information concerning our deposit accounts, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2017 and 2016—Deposit Accounts,” including Table 7 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 8, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2017.  In addition, see Note 8, Deposits of the Notes to the Consolidated Financial Statements.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB serves as our primary borrowing source. The FHLB provides credit for member financial institutions such as Banner Bank and Islanders Bank.  As members, the Banks are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities provided certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements.  At December 31, 2017, we had $202,000 of borrowings from the FHLB.  At that date, Banner Bank was authorized by the FHLB to borrow up to $3.55 billion under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $98.7 million under a similar agreement.  The Federal Reserve Bank also serves as an important source of borrowing capacity.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB.  At December 31, 2017, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $1.15 billion from the Federal Reserve Bank, although at that date we had no funds borrowed under this arrangement.  Although eligible to participate, Islanders Bank has not applied for approval to borrow from the Federal Reserve Bank.  For additional information concerning our borrowings, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2017 and 2016—Borrowings,” and Table 10 contained therein, as well as Notes 9 and 10 of the Notes to the Consolidated Financial Statements.

At December 31, 2017, Banner Bank had uncommitted federal funds line of credit agreements with other financial institutions totaling $110.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2017. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with treasury management services provided to our larger deposit customers.  At December 31, 2017, we had issued retail repurchase agreements totaling $90.9 million. We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers; at December 31, 2017, we had one wholesale repurchase borrowing with a carrying value of $5.0 million. The retail and wholesale repurchase borrowings were secured by pledges of certain U.S. Government and agency notes and mortgage-backed securities with a market value of $123.9 million.

We have also issued $120.0 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS).  The TPS were issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and were sold in private offerings to pooled investment vehicles.  In addition, Banner has $16.0 million of junior subordinated debentures that were acquired through acquisitions, for a total of $136.0 million in debentures at December 31, 2017. The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition. As of December 31, 2017 the fair value of the junior subordinate debentures was $98.7 million. All of the debentures issued to the trusts, measured at their fair value, less the common stock of the trusts, qualified as Tier I capital as of December 31, 2017, under guidance issued by the Federal Reserve Board. We invested substantially all of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank.  See Note 11, Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities, of the Notes to the Consolidated Financial Statements.

Personnel

As of December 31, 2017, we had 2,128 employees or 2,078 full time equivalent employees.  Banner Corporation has no employees except for those who are also employees of Banner Bank, its subsidiaries, and Islanders Bank.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

California, Oregon, Idaho and Utah Taxation: Corporations with nexus in the states of California, Oregon, Idaho and Utah are subject to a corporate level income tax.  As our operations in these states increase, with the exception of Utah operations which were sold in October 2017, the state income tax provision will have an increasing effect on our effective tax rate and results of operations.

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

The laws and regulations affecting banks and bank holding companies have changed significantly, particularly in connection with the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future. For additional information concerning the Dodd-Frank Act and the CFPB, see Item 1A., “Risk Factors—We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operation,” and “We may be subject to additional regulatory scrutiny if and when Banner or Banner Bank maintains total assets exceeding $10.0 billion.”

The following is a summary discussion of certain laws and regulations applicable to Banner and the Banks which is qualified in its entirety by reference to the actual laws and regulations.

State Regulation and Supervision:  As a Washington state-chartered commercial bank with branches in the States of Washington, Oregon, Idaho and California, Banner Bank is subject not only to the applicable provisions of Washington law and regulations, but is also subject to Oregon, Idaho and California law and regulations.  These state laws and regulations govern Banner Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.  In a similar fashion, Washington state laws and regulations for state-chartered commercial banks also apply to Islanders Bank.

Deposit Insurance: The Deposit Insurance Fund of the FDIC insures deposit accounts of each of the Banks up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  As of December 31, 2017, assessment rates ranged from 3 to 30 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution. The FDIC also imposed a 4.5 basis point surcharge on assessment rates for all large banks, defined as insured depository institutions that report total consolidated assets of $10 billion or more for four consecutive quarters. The 4.5 basis point surcharge is applied to the assessment base in excess of $10 billion. The surcharge will be in place until the FDIC reserve ratio reaches 1.35%. When the reserve ratio reaches 1.38%, small banks will receive certain credits applicable to their assessments. If the FDIC reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on all large banks in the first quarter of 2019.
Under the current rules, when the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, assessment rates will range from two basis points to 28 basis points and when the reserve ratio for the prior assessment period is greater than 2.5%, assessment rates will range from one basis point to 25 basis points (in each case subject to adjustments as described above for current rates).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
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

Effective January 1, 2015 (with some changes transitioned into full effectiveness over several years), Banner Corporation and the Banks became subject to new capital regulations adopted by the Federal Reserve and the FDIC, which established minimum required ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital, total capital and the leverage ratio; risk-weightings of certain assets and other items for purposes of the risk-based capital ratios, a required capital conservation buffer over the required capital ratios, and defined what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd—Frank Act and the “Basel III” requirements.

Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

There were a number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015, some of which are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital and eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Trust preferred securities issued by a company, such as the Company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital under the new regulations.  If an institution grows above $15 billion as a result of an acquisition, the trust preferred securities are excluded from Tier 1 capital and instead included in Tier 2 capital. Mortgage servicing assets and deferred tax assets over designated percentages of CET1 are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we were eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations, which we elected to do.

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The regulations changed certain risk-weightings compared to the earlier capital rules, including a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (up from 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, Banner and each of the Banks must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement was phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase each year by 0.625% until the buffer requirement is fully implemented on January 1, 2019.

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

Prompt Corrective Action:  Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution's category depends upon where its capital levels are in relation to relevant capital measures. The well-capitalized category is described above. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally.  To be considered adequately capitalized, an institution must have the minimum capital ratios described above. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

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

As of December 31, 2017, Banner Corporation and each of the Banks met the requirements to be "well capitalized" and the fully phased-in capital conservation buffer requirement.  For additional information, see Note 16, Regulatory Capital Requirements, of the Notes to the Consolidated Financial Statements.

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

The guidance provides that the strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2017, Banner Bank's and Islanders Bank's aggregate recorded loan balances for construction, land development and land loans were 86% and 35% of total regulatory capital, respectively.  In addition, at December 31, 2017, Banner Bank's and Islanders Bank's loans on commercial real estate were 293% and 227% of total regulatory capital, respectively.

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

Federal Reserve System:  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.  At December 31, 2017, the Banks' deposits with the Federal Reserve Bank and vault cash exceeded their reserve requirements.

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

Community Reinvestment Act:  Banner Bank and Islanders Bank are subject to the provisions of the Community Reinvestment Act of 1977 (CRA), which requires the appropriate federal bank regulatory agency to assess a bank's performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency's assessment of the bank's record is made available to the public.  Further, a bank's CRA performance rating must be considered in connection with a bank's application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Both Banner Bank and Islanders Bank received a “satisfactory” rating during their most recently completed CRA examinations.

Dividends:  The amount of dividends payable by the Banks to the Company depend upon their earnings and capital position, and is limited by federal and state laws, regulations and policies, including the capital conservation buffer requirement.  Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. Dividends from Banner Bank to the Company require regulatory approval because Banner Bank remains in a cumulative negative retained earnings position primarily as a result of goodwill impairment recorded in 2010 and in 2015 the special dividend paid to the Company to fund the acquisition of Starbuck.

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

Anti-Money Laundering and Customer Identification:  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001.  The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and, effective in 2018, the beneficial owners of accounts. Bank regulators are directed to consider an institution's effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.  Banner Bank's and Islanders Bank's policies and procedures comply with the requirements of the USA Patriot Act.

Other Consumer Protection Laws and Regulations:  The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Banks are subject to consumer protection regulations issued by the CFPB, but as financial institutions with assets of less than $10 billion, the Banks are generally subject to supervision and enforcement by the FDIC and the Washington DFI with respect to our compliance with consumer financial protection laws and CFPB regulations. Banner and its affiliates and subsidiaries will become subject to CFPB supervisory and enforcement authority when the assets of Banner or Banner Bank have exceeded $10 billion for four consecutive quarters. See Item 1A "Risk Factors—We may be subject to additional regulatory scrutiny if and when Banner or Banner Bank maintains total assets exceeding $10.0 billion."

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

The Bank Holding Company Act:  Under the BHCA, we are supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial distress to the banks.  A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.  No regulations have yet been proposed by the Federal Reserve to implement the source of strength provisions of the Dodd-Frank Act.  Banner Corporation and any subsidiaries that it may control are considered “affiliates” of the Banks within the meaning of the Federal Reserve Act, and transactions between Banner Bank and affiliates are subject to numerous restrictions.  With some exceptions, Banner Corporation and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Banner Corporation or by its affiliates.

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

Sarbanes-Oxley Act of 2002:  As a public company that files periodic reports with the SEC, under the Securities Exchange Act of 1934, Banner Corporation is subject to the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  Our policies and procedures are designed to comply with the requirements of the Sarbanes-Oxley Act.

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

The federal banking agencies are generally authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration amounts described above.  Under the Dodd-Frank Act, the federal banking agencies may generally approve interstate de novo branching.

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

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2017, Banner Corporation repurchased 545,166 shares of its common stock at a average price of $56.91 per share.

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2017:

Name	Age	Position with Banner Corporation	Position with Banner Bank
Mark J. Grescovich	53	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director
Lloyd W. Baker	69	Executive Vice President, Chief Financial Officer	Executive Vice President
Richard B. Barton	74		Executive Vice President, Chief Credit Officer
Peter J. Conner	52	Executive Vice President	Executive Vice President, Chief Financial Officer
James P. Garcia	58		Executive Vice President, Chief Audit Executive
Kayleen R. Kohler	45		Executive Vice President Human Resources
Kenneth A. Larsen	48		Executive Vice President, Mortgage Banking
James P. G. McLean	58		Executive Vice President, Commercial Real Estate Lending Division
Craig Miller	66	Executive Vice President General Counsel	Executive Vice President General Counsel
Cynthia D. Purcell	60		Executive Vice President, Retail Banking and Administration
M. Kirk Quillin	55		Executive Vice President, East Region, Commercial Banking
James T. Reed, Jr.	55		Executive Vice President, West Region, Commercial Banking
Steven W. Rust	70		Executive Vice President, Chief Information Officer
Judith A. Steiner	55		Executive Vice President Chief Risk Officer
Gary W. Wagers	57		Executive Vice President, Retail Products and Services
Keith A. Western	62		Executive Vice President, California & S. Oregon Commercial Banking

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

Peter J. Conner joined Banner Bank in 2015 upon the acquisition of AmericanWest. Prior to joining Banner, Mr. Conner was the Chief Financial Officer for SKBHC LLC, the holding company for Starbuck, and AmericanWest from 2010 until he joined Banner Bank in 2015. Mr. Conner has 26 years of experience in executive finance positions at Wells Fargo Bank as well as regional community banks. Additionally, he spent time as a managing director for FSI Group, where he evaluated and placed equity fund investments in community banks. He earned a B.S. in Quantitative Economics from the University of California at San Diego and a Masters of Business from the Haas School of Business at U.C. Berkeley.

James P. Garcia is the Chief Audit Executive responsible for proactively identifying and mitigating risks as well as providing internal audit services in the areas of financial compliance, IT Governance, and operations.  He has more than 40 years of experience in the financial services industry.  Prior to joining Banner in 2017, Mr. Garcia served for 16 years at the Bank of Hawaii, most recently as Executive Vice President and Chief Audit Executive, with prior positions as Vice President and Senior Audit Manager.  Mr. Garcia also has 24 years of experience at Bank of America where he held several positions in consumer and commercial operations management and audit, including that of Audit Director.  Mr. Garcia earned his bachelor's degree in management from St. Mary's College of California and is a graduate of the School of Mortgage Banking.  He is a Certified Bank Auditor (CBA), holds a Certification in Risk Management Assurance (CRMA) and is a Certified Information Systems Auditor (CISA).

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

Kenneth A. Larsen joined Banner Bank in 2005 as the Real Estate Administration Manager and was promoted to Mortgage Banking Director in 2010. Mr. Larsen is responsible for Banner Bank’s mortgage banking activities from origination, administration, secondary marketing, through loan servicing. Mr. Larsen has had a 26-year career in mortgage banking, including holding positions in all facets of operations and management. A graduate of Eastern Washington University, he earned a Bachelor of Arts in Education with a degree in Social Science and earned certificates from the Pacific Coast Banking School and the School of Mortgage Banking. He is also a Certified Mortgage Banker, the highest designation recognized by the Mortgage Bankers Association. Mr. Larsen began his career at Action Mortgage/Sterling Savings, later moving to Peoples Bank of Lynden where he managed the mortgage banking operation. Mr. Larsen also served as the 90th President of the Seattle Mortgage Bankers Association. Formerly he was the Chairman of the Washington Mortgage Bankers Association and currently serves as a commissioner on the Washington State Housing Finance Commission. He was promoted to Executive Vice President in 2015.

James P.G. McLean joined Banner Bank in November 2010 and is Executive Vice President of the Commercial Real Estate Lending Division, leading teams within the Multifamily Lending Group, Commercial Real Estate Specialty Unit, Residential Construction and Income Property Divisions, as well as the loan administration functions related to this division.  Mr. McLean has 27 years of real estate finance experience at large national commercial banks as well as community banks.  This experience includes ten years in executive leadership roles and as a principal of a mid-sized regional commercial real estate development firm.  Mr. McLean earned his bachelor’s degree from the University of Washington.  His community volunteering is focused on organizations that serve local youth, including the Boy Scouts of America, Lake Washington School District and numerous coaching positions.

Craig Miller is the Executive Vice President and General Counsel for Banner Corporation and Banner Bank. He joined Banner in 2016 and is responsible for overseeing the company’s legal functions. Mr. Miller had previously served as senior litigation partner at Davis Wright Tremaine LLP in Seattle. Mr. Miller earned his B.A. degree from Grinnell College and his J.D. degree from the University of Southern California Law School. His community involvement includes board service with the YMCA of Greater Seattle, Childhaven (past board president), King County Sexual Assault Resource Center, and the Meany Center for the Performing Arts.

Cynthia D. Purcell is the Executive Vice President for Retail Banking and Administration. Ms. Purcell is responsible for leading the Retail Banking business line including Branch Banking, Mortgage Banking, Business Banking and Digital delivery channels, as well as oversight of administrative and support functions for Banner Bank. She was formerly the Chief Financial Officer of Inland Empire Bank (now Banner Bank), which she joined in 1981. Over her banking career, Ms. Purcell has been deeply involved in advocating for the industry through leadership roles on various Boards and committees including State Banking Associations and the American Bankers Association (ABA). She has also taught banking courses throughout her career, including the ABA Graduate School of Bank Investments and Financial Management, the Northwest Intermediate Banking School, and the Oregon Bankers Association Directors College.
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
Judith A. Steiner joined Banner Bank in 2016 as Executive Vice President and Chief Risk Officer.  In this role, Ms. Steiner is responsible for overseeing the company’s risk and compliance functions as well as Banner Bank’s interactions with industry regulators. Prior to joining Banner, Ms. Steiner spent 25 years with FirstMerit Corporation in executive leadership positions including Executive Vice President & Chief Risk Officer, Secretary, and General Counsel.  Ms. Steiner earned her bachelor’s degree from the University of Akron and her Juris Doctor degree (JD) from the Case Western Reserve University School of Law.

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

Keith A. Western is Executive Vice President, Commercial Banking for Banner Bank, joining Banner upon the merger of AmericanWest and Banner Bank. Prior to the merger, Mr. Western was President of Northwest Banking for AmericanWest since 2011. Mr. Western has 40 years of banking experience across multiple markets including the western, eastern and mid-western United States and Canada. The bulk of Mr. Western’s career was with Bank of America (approximately 15 years) and Citibank (approximately 12 years) in a variety of assignments including asset based lending, commercial and business banking, and credit risk management.

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

Our operations are significantly affected by national and regional economic conditions.  Weakness in the national economy or the economies of the markets in which we operate could have a material adverse effect on our financial condition, results of operations and prospects. We provide banking and financial services primarily to businesses and individuals in the states of Washington, Oregon, California and Idaho.  All of our branches and most of our deposit customers are also located in these four states.  Further, as a result of a high concentration of our customer base in the Puget Sound area and eastern Washington state regions, the deterioration of businesses in these areas, or one or more businesses with a large employee base in these areas, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.  Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the withdrawal by the United States from the Trans-Pacific Partnership trade agreement may also affect these businesses. In addition, adverse weather conditions as well as decreases in market prices for agricultural products grown in our primary markets can adversely affect agricultural businesses in our markets. As we expand our presence in areas such as San Diego and Sacramento, and throughout California, we will be exposed to concentration risks in those areas as well.

A deterioration in economic conditions in the market areas we serve, in particular the Puget Sound area of Washington State, the Portland, Oregon metropolitan area, Spokane, Washington, Boise, Idaho, Eugene and southwest Oregon, San Diego and Sacramento, California and the agricultural regions of the Columbia Basin, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes and tornadoes.

Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

We may be adversely affected by changes in U.S. tax laws and regulations.

The Tax Cuts and Jobs Act was signed into law in December 2017 reforming the U.S. tax code. The legislation includes lowering the 35% corporate tax rate to 21%, modifying the U.S. taxation of income earned outside the U.S. and limiting or eliminating various deductions, tax credits and/or other tax preferences. While we expect to benefit on a prospective net income basis from the decrease in corporate tax rates, the legislation has resulted in a $42.6 million decrease in the value of our deferred tax asset, which resulted in a material reduction to net income during the year ended December 31, 2017. The decrease to the deferred tax asset, also reduced regulatory capital, although to a lesser extent since the deferred tax asset associated with net operating losses was previously being excluded from regulatory capital. In addition, the legislation could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments, could also negatively impact the housing market, which could adversely affect our business and loan growth.

Our loan portfolio includes loans with a higher risk of loss.

In addition to first-lien one- to four -family residential real estate lending, we originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, agricultural mortgage loans and agricultural loans, and consumer loans, primarily within our market areas.  We had $6.75 billion outstanding in these types of higher risk loans at December 31, 2017 compared to $6.64 billion at December 31, 2016.  These loans typically present different risks to us for a number of reasons, including those discussed below:

•
Construction and Land Loans. At December 31, 2017, construction and land loans were $907.5 million or 12% of our total loan portfolio.  This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  As a result of the recent improvement in real estate values in certain of our market areas, this category of lending has increased significantly in recent years and our investment in construction and land loans increased by $84.4 million or 10% in 2017. At December 31, 2017, construction and land loans that were non-performing were $1.1 million, or 4% of our total non-performing loans.

•
Commercial and Multifamily Real Estate Loans. At December 31, 2017, commercial and multifamily real estate loans were $3.54 billion, or 47% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At December 31, 2017, commercial and multifamily real estate loans that were non-performing were $10.6 million, or 39% of our total non-performing loans.

•
Commercial Business Loans.  At December 31, 2017, commercial business loans were $1.28 billion, or 17% of our total loan portfolio. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2017, commercial business loans that were non-performing were $3.4 million, or 13% of our total non-performing loans.

•
Agricultural Loans.  At December 31, 2017, agricultural loans were $338.4 million, or 4% of our total loan portfolio.  Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers.  These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may impaired. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan my not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value. At December 31, 2017, there were $6.1 million of agricultural loans that were non-performing or 23% of total non-performing loans.

•
Consumer Loans.  At December 31, 2017, consumer loans were $688.8 million, or 9% of our total loan portfolio.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  At December 31, 2017, consumer loans that were non-performing were $1.4 million, or 5% of our total non-performing loans.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as an allowance for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. We may be adversely affected by risks associated with potential acquisitions.

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

Severe weather, natural disasters, or other catastrophes could significantly impact our business.
Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans and leases, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.
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

Certain hedging strategies that we use to manage investment in mortgage servicing rights, mortgage loans held for sale and interest rate lock commitments may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

We use derivative instruments to economically hedge mortgage servicing rights, mortgage loans held for sale and interest rate lock commitments to offset changes in fair value resulting from changing interest rate environments. Our hedging strategies are susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that would adversely impact earnings.

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  In an attempt to help the overall economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate for an extended period of time. However, more recently the Federal Reserve Board increased the Fed Funds rate by 25 basis points in 2016 and 75 basis points in 2017. In addition, The Federal Reserve Board has indicated that it intends further increases during 2018 subject to economic conditions. As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery.

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

In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 69% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2017, and approximately $2.5 billion, or 46%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  At December 31, 2017, the weighted average floor interest rate of these loans was 4.65%.  At that date, approximately $948.8 million, or 39%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

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

Changes in the method of determining the LIBOR or other reference rates may adversely impact the value of loans receivable and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition or results of operations.

In recent years, concerns have been raised about the accuracy of the calculation of LIBOR. Aspects of the method for determining how LIBOR is formulated and its use in the market have changed and may continue to change. Recent changes to LIBOR administration have included the introduction of statutory regulation of LIBOR by United Kingdom regulatory authorities; reducing the currencies for which LIBOR is calculated to five; reducing the tenors for which LIBOR is calculated to seven; delaying the publication of individual banks’ LIBOR submissions for three months from submission; requiring banks to provide LIBOR submissions based on an effective methodology on the basis of relevant criteria and information, including observable market transactions where possible; and during July 2017, the Financial Conduct Authority, the financial regulatory body in the United Kingdom which oversees the LIBOR benchmark rate, announced that the LIBOR will be replaced at the end of 2021 and that they will work towards developing an alternative benchmark. Each such change and any future changes could impact the availability and volatility of LIBOR. Similar changes have occurred or may occur with respect to other reference rates. It is not currently possible to determine whether, or to what extent, any such changes would impact the value of any loans, derivatives and other financial obligations or extensions of credit we hold or that are due to us, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.

As state-chartered, federally insured commercial banks, Banner Bank and Islanders Bank (the Banks) are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the Washington DFI and as a bank holding company Banner is subject to examination, supervision and regulation by the Federal Reserve. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the effect of the Dodd-Frank Act is still uncertain and may have indeterminable impact on us in future periods.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the CFPB) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions with $10 billion or less in assets (who have no affiliates with assets of $10 billion or more) are examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB. See “ We may be subject to additional regulatory scrutiny if and when Banner or Banner Bank maintains total assets exceeding $10.0 billion.”

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

We may be subject to additional regulatory scrutiny if and when Banner or Banner Bank maintains total assets exceeding $10.0 billion.

Banner's total assets were $9.76 billion and Banner Bank's total assets were $9.48 billion at December 31, 2017. Following the fourth consecutive quarter where the total assets of Banner or Banner Bank exceed $10 billion, Banner or Banner Bank, as applicable, will become subject to a number of additional requirements (such as annual stress testing requirements implemented pursuant to the Dodd-Frank Act and general oversight by the CFPB) that will impose additional compliance costs on our business. As a result, there may also be additional higher expectations from regulators. The CFPB has supervision authority, including examination authority, over institutions of that size and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.

Under the Dodd-Frank Act, the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund was increased from 1.15% to 1.35% and the FDIC is required, in setting deposit insurance assessments, to offset the effect of the increase on institutions with assets of less than $10 billion, which results in institutions with assets greater than $10 billion paying higher assessments. In addition, if Banner Bank exceeds $10 billion in assets for four consecutive quarters, the method for determining its federal deposit insurance assessments will change from the method for smaller institutions (based on CAMELS ratings and certain financial ratios) to a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate. The performance score is based on measures of the bank’s ability to withstand asset-related stress and funding-related stress and weighted CAMELS ratings, which are ratings ascribed under the CAMELS supervisory rating system and assigned based on a supervisory authority’s analysis of a bank’s financial statements and on-site examinations. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard. The resulting initial base assessment rate is also subject to adjustments downward based on long-term unsecured debt issued by the bank, to adjustment upward based on long-term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10% of its domestic deposits.

The Dodd-Frank Act also requires publicly-traded bank holding companies with average assets of $10 billion or more for four consecutive quarters to perform capital stress testing and establish a risk committee responsible for enterprise-wide risk management practices, comprised of independent directors, including one risk management expert.

As a result of the above, if and when Banner's or Banner Bank’s total assets exceed $10 billion or more for four consecutive quarters deposit insurance assessments, expenses related to regulatory compliance are likely to increase, and interchange fee income will decrease, the cumulative effect of which may be significant.

Reductions in interchange income could negatively impact our earnings.

Further, Banner Bank and Islanders Bank may be affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more at year end and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. Based on expected debit card volume, we believe we could experience a reduction of approximately $12 million a year in debit card related fee income and pre-tax earnings following the implementation of the Durbin Amendment.

Interchange income is derived from fees paid by merchants to the interchange network in exchange for the use of the network's infrastructure and payment facilitation. These fees are paid to card issuers to compensate them for the costs associated with issuance and operation. We earn interchange fees on card transactions from our debit cards, including $21.0 million during the year ended December 31, 2017. Merchants have attempted to negotiate lower interchange rates, and the Durbin Amendment to the Dodd-Frank Act, which we would become subject to once our total assets exceed $10.0 billion, limits the amount of interchange fees that may be charged for certain debit card transactions. See “We may be subject to additional regulatory scrutiny if and when Banner or Banner Bank maintains total assets exceeding $10.0 billion.” As the financial services industry evolves, consumers may find debit financial services to be less attractive than traditional or other financial services. Consumers might not use debit card financial services for any number of reasons, including the general perception of our industry. If consumers do not continue or increase their usage of debit cards, including making changes in the way debit cards are loaded, our operating revenues and debit card deposits may remain at current levels or decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of debit financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and debit cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations. Merchants may also continue to pursue alternative payment platforms, such as Apple Pay, to lower their processing costs. Any such new payment system may reduce our interchange income. Our failure to comply with the operating regulations set forth by payment card networks, which may change, could subject us to penalties, fees or the termination of our license to use the networks. Any of these scenarios could have a material impact on our business, financial condition and results of operations.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The banking industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. The current presidential administration has indicated that it would like to see changes made to certain financial reform regulations, including the Dodd-Frank Act, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

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

We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge has an adverse effect on our results of shareholders’ equity and financial results and could cause a decline in our stock price. The acquisitions of Starbuck, Siuslaw Financial Group (Siuslaw) and their subsidiaries, AmericanWest and Siuslaw Bank, respectively, have substantially increased our goodwill.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Banks conduct their business.  The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy.   Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel.  In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees.  We could undergo a difficult transition period if we were to lose the services of any of these individuals. Our success also depends on the experience of our banking facilities’ managers and bankers and on their relationships with the customers and communities they serve. In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors. The loss of these key persons could negatively impact the affected banking operations.

Our operations rely on numerous external vendors.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us.

Any inaccurate assumptions in our analytical and forecasting models could cause us to miscalculate our projected revenue or losses, which could adversely affect us.

We use analytical and forecasting models to estimate the effects of economic conditions on our financial assets and liabilities as well as our mortgage servicing rights. Those models include assumptions about interest rates and consumer behavior that may be incorrect. If our model assumptions are incorrect, improperly applied or inadequate, we may record higher than expected losses or lower than expected revenues which could have a material adverse effect on our business, financial condition and results of operations.

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

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business financial condition and results of operations could be materially adversely affected.

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

We are subject to certain risks in connection with our data management or aggregation.

We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and management. Our ability to manage data and aggregate data may be limited by the effectiveness of our policies, programs, processes and practices that govern how data is acquired, validated, stored, protected and processed. While we continuously update our policies, programs, processes and practices, many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2017, we have 178 branch offices located in Washington, Oregon, California, and Idaho.  The 178 branches includes 175 Banner Bank branches and three Islanders Bank branches.  Geographically we have 85 branches are located in Washington, 44 in Oregon, 35 in California and 14 in Idaho.  Of these branch locations, approximately half are owned and the other half are leased facilities.  In addition to the branch locations, we also have 13 loan production offices nine of which are located in Washington and one each in Oregon, California, Idaho and Utah.  All loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from one to 25 years.  Administrative support offices are primarily in Washington, where we have ten facilities, of which we own four and lease six.  Additionally, we have one leased administrative support office in Idaho and two administrative support offices located in Oregon, one owned and one leased.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Information

Our voting common stock is principally traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2017 totaled 1,668 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.  The following tables show the reported high and low sale prices of our listed voting common stock for the periods presented as well as the cash dividends declared per share of common stock for each of those periods.

Year Ended December 31, 2017	High	Low	Cash Dividend Declared
First quarter	$60.97	$51.61	$0.25
Second quarter	59.66	52.07	1.25
Third quarter	61.50	52.42	0.25
Fourth quarter	62.75	53.92	0.25
Year Ended December 31, 2016	High	Low	Cash Dividend Declared
First quarter	$45.92	$35.39	$0.21
Second quarter	45.01	38.77	0.21
Third quarter	44.69	39.58	0.23
Fourth quarter	56.50	43.20	0.23

The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors and is subject to the discretion of our board of directors.  As a result of continued strong earnings, levels of capital, asset quality and financial condition during 2017, we increased our regular quarterly dividend to $0.25 per share and declared a special dividend of $1.00 in the second quarter 2017. There can be no assurance that we will pay dividends on our common stock in the future.

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

Payments of the distributions on our TPS from the special purpose subsidiary trusts we sponsored are fully and unconditionally guaranteed by us. The junior subordinated debentures that we have issued to our subsidiary trusts are ranked senior to our shares of common stock. We must make required payments on the junior subordinated debentures before any dividends can be paid on our TPS and our common stock and, in the event of our bankruptcy, dissolution or liquidation, the interest and principal obligations under the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We may defer the payment of interest on each of the junior subordinated debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding TPSs will also be deferred and we may not pay cash dividends to the holders of shares of our common stock. At December 31, 2017, we were current on all interest payments.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2017:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Board Authorization

October 1, 2017 - October 31, 2017	6,982	$61.20	—	1,633,245
November 1, 2017 - November 30, 2017	520,166	56.99	520,166	1,113,079
December 1, 2017 - December 31, 2017	44	56.71	—	1,113,079
Total for quarter	527,192	57.05	520,166	1,113,079

On March 31, 2017, the Company announced that its Board of Directors had authorized the repurchase of up to 5% of the Company's common stock, or 1,658,245 of the Company's outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the quarter and year ended December 31, 2017, the Company repurchased 520,166 and 545,166 common shares, respectively, under the stock repurchase authorization leaving 1,113,079 shares available for future repurchase.

In addition, 7,026 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants in the fourth quarter of 2017.

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

	Year Ended
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Banner Corporation	100.00	148.07	144.66	156.60	193.55	197.92
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank $5B-$10B	100.00	154.28	158.92	181.04	259.37	258.40
SNL Bank NASDAQ	100.00	143.73	148.86	160.70	222.81	234.58

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2012 and that all dividends were reinvested.  Information for the graph was provided by SNL Financial L.C. © 2018.

Item 6 – Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2017, 2016, 2015, 2014, and 2013 and for the years then ended have been derived from our audited consolidated financial statements.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	December 31
(In thousands)	2017	2016	2015	2014	2013
Total assets	$9,763,209	$9,793,688	$9,796,298	$4,723,163	$4,388,257
Cash and securities (1)	1,473,608	1,353,583	1,655,290	708,609	772,614
Loans receivable, net	7,509,856	7,365,151	7,236,496	3,755,127	3,341,453
Deposits	8,183,431	8,121,414	8,055,068	3,898,950	3,617,926
Borrowings	194,769	255,101	324,186	187,436	184,234
Common shareholders’ equity	1,272,626	1,305,710	1,300,059	582,888	538,331
Total shareholders’ equity	1,272,626	1,305,710	1,300,059	582,888	538,331
Shares outstanding	32,726	33,193	34,242	19,572	19,544
Shares outstanding excluding unearned, restricted shares held in ESOP	32,726	33,193	34,242	19,572	19,509
OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2017	2016	2015	2014	2013
Interest income	$412,284	$391,477	$254,433	$190,661	$179,712
Interest expense	19,250	16,408	12,154	10,789	12,996
Net interest income before provision for loan losses	393,034	375,069	242,279	179,872	166,716
Provision for loan losses	8,000	6,030	—	—	—
Net interest income	385,034	369,039	242,279	179,872	166,716
Deposit fees and other service charges	51,787	49,156	40,607	30,553	26,581
Mortgage banking operations revenue	20,880	25,552	17,720	10,249	11,170
Other-than-temporary impairment recoveries	—	—	—	—	409
Net change in valuation of financial instruments carried at fair value	(2,844)	(2,620)	(813)	1,374	(2,278)
All other non-interest income	23,712	11,382	4,778	12,815	8,780
Total non-interest income	93,535	83,470	62,292	54,991	44,662
REO operations expense (recoveries), net	(2,030)	175	397	(446)	(689)
All other non-interest expenses	329,335	322,694	236,203	154,187	141,664
Total non-interest expense	327,305	322,869	236,600	153,741	140,975
Income before provision for income tax expense	151,264	129,640	67,971	81,122	70,403
Provision for income tax expense	90,488	44,255	22,749	27,052	24,189
Net income	$60,776	$85,385	$45,222	$54,070	$46,214

(footnotes follow)

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2017	2016	2015	2014	2013
Net income:
Basic	$1.85	$2.52	$1.90	$2.79	$2.39
Diluted	1.84	2.52	1.89	2.79	2.38
Common shareholders’ equity per share (2)	38.89	39.34	37.97	29.78	27.59
Common shareholders’ tangible equity per share (2)(9)	30.78	31.06	29.64	29.64	27.42
Cash dividends	2.00	0.88	0.72	0.72	0.54
Dividend payout ratio (basic)	108.11%	34.92%	37.89%	25.78%	22.62%
Dividend payout ratio (diluted)	108.70%	34.92%	38.10%	25.84%	22.67%

OTHER DATA:
	As of December 31
	2017	2016	2015	2014	2013
Full time equivalent employees	2,078	2,078	2,063	1,150	1,084
Number of branches	178	190	202	93	88

(footnotes follow)

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2017	2016	2015	2014	2013
Performance Ratios:
Return on average assets (3)	0.60%	0.87%	0.72%	1.17%	1.09%
Return on average common equity (4)	4.57	6.41	5.56	9.59	8.79
Average common equity to average assets	13.09	13.54	12.87	12.20	12.35
Interest rate spread (5)	4.23	4.19	4.09	4.04	4.08
Net interest margin (6)	4.24	4.20	4.10	4.07	4.11
Non-interest income to average assets	0.92	0.85	0.99	1.19	1.05
Non-interest expense to average assets	3.22	3.28	3.75	3.32	3.31
Efficiency ratio (7)	67.27	70.41	77.68	65.46	67.11
Average interest-earning assets to funding liabilities	105.69	105.84	107.59	108.78	108.28
Selected Financial Ratios:
Allowance for loan losses as a percent of total loans at end of period	1.17	1.15	1.07	1.98	2.17
Net recoveries (charge-offs) as a percent of average outstanding loans during the period	0.07	0.03	0.04	0.05	(0.08)
Non-performing assets as a percent of total assets	0.28	0.35	0.28	0.43	0.66
Allowance for loan losses as a percent of non-performing loans (8)	329.38	380.87	512.47	453.56	299.81
Common shareholders’ tangible equity to tangible assets (9)	10.61	10.83	10.68	12.29	12.23
Consolidated Capital Ratios:
Total capital to risk-weighted assets	13.81	13.40	13.63	16.80	16.99
Tier 1 capital to risk-weighted assets	12.77	12.41	12.65	15.54	15.73
Tier 1 capital to average leverage assets	11.34	11.83	11.06	13.41	13.64
Common equity tier I capital to risk-weighted assets	11.30	11.19	12.13	na	na

(1)	Includes securities available-for-sale and held-to-maturity.

(2)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP.

(3)	Net income divided by average assets.

(4)	Net income divided by average common equity.

(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.

(7)	Non-interest expenses divided by the total of net interest income before loan losses and non-interest income.

(8)	Non-performing loans consist of nonaccrual and 90 days past due loans still accruing interest.

(9)
Common shareholders’ tangible equity per share and the ratio of tangible common shareholders’ equity to tangible assets are non-GAAP financial measures.  We calculate tangible common equity by excluding the balance of goodwill and other intangible assets from shareholders’ equity.  We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets.  We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios.  Management believes that these non-GAAP financial measures provide information to investors that is useful in understanding the basis of our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP.  Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures as calculated by other companies. For a reconciliation of these non–GAAP measures, see Item 7, "Management's Discussion and Analysis of Financial Condition—Executive Overview."

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

Executive Overview

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in 2017, as evidenced by our solid core operating results and profitability. We have made substantial progress on our goals to achieve and maintain the Company's moderate risk profile as well as to develop and continue consistent and sustainable earnings momentum. Highlights for the year included continued strong asset quality, outstanding client acquisition and account growth, strong revenue generation from core operations and a significant gain on the Utah Branch Sale resulting in record pretax earnings.

For the year ended December 31, 2017, our net income was $60.8 million, or $1.84 per diluted share, compared to net income of $85.4 million, or $2.52 per diluted share for the year ended December 31, 2016 and $45.2 million, or $1.89 per diluted share for the year ended December 31, 2015. The decrease in net income in 2017 was due to a $42.6 million, or $1.29 per diluted share, revaluation of our net deferred tax asset as a result of the enactment of the 2017 Tax Act, which reduced the marginal federal corporate income tax rate from 35% to 21%. This revaluation resulted in an increase in our provision for income taxes in our Consolidated Statement of Operations for the year ended December 31, 2017. In addition to improved earnings from core operations our net income for the year ended December 31, 2017 included a net gain of $12.2 million as a result of the Utah Branch Sale. Our results for the years ended December 31, 2016 and 2015 were significantly impacted by merger and acquisition activity and the related expenses. Acquisition-related expenses were $11.7 million in 2016 compared to $26.1 million in 2015. There were no acquisition expenses in 2017.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased 5% to $393.0 million for the year ended December 31, 2017, compared to $375.1 million for the year earlier. This increase in net interest income reflects growth in average earning assets, mostly loans, as well as increased yields. During the year ended December 31, 2017, our interest spread increased to 4.23% from 4.19% for the prior year while our net interest margin increased to 4.24% compared to 4.20% for the prior year. Our net interest margin was enhanced 10 basis points in 2017 and 16 basis points in 2016 by acquisition accounting adjustments including the amortization of acquisition accounting discounts on purchased loans obtained from the acquisitions, which are accreted into loan interest income, as well as net premiums on non-market-rate certificate of deposit liabilities assumed in the acquisitions which, are amortized as a reduction to deposit interest expense.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded an $8.0 million provision for loan losses in the year ended December 31, 2017, primarily due to the organic growth in the loan portfolio, the renewal of acquired loans out of the discounted loan portfolios and net charge-offs, compared to $6.0 million provision for loan losses recorded in 2016 and none in 2015. Non-performing loans increased to $27.0 million at December 31, 2017, compared to $22.6 million a year earlier. Our allowance for loan losses at December 31, 2017 was $89.0 million, representing 329% of non-performing loans. (See Note 5, Loans Receivable and the Allowance for Loan Losses, of the Notes to the Consolidated Financial Statements as well as “Asset Quality” below in this Form 10-K.)

Our net income also is affected by the level of our non-interest income, including deposit fees and other service charges, results of mortgage banking operations, which includes loan origination and servicing fees and gains and losses on the sale of loans, and gains and losses on the sale securities, as well as our non-interest expense and income tax provisions. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value. Our total non-interest income was $93.5 million for the year ended December 31, 2017, compared to $83.5 million for the year ended December 31, 2016. For the year ended December 31, 2017, we recorded a net loss of $2.8 million for fair value adjustments and $2.1 million in net losses on the sale of securities offset by a $12.2 million gain on the Utah Branch Sale. In comparison, for the year ended December 31, 2016, we recorded a net loss of $2.6 million for fair value adjustments and $843,000 in net gains on the sale of securities. Non-interest income excluding the net gain and loss on sale of securities, changes in the value of financial instruments carried at fair value, and gain on the sale of branches including related loans and deposits, which we believe is more indicative of our core operations, increased 1% to $86.3 million for the year ended December 31, 2017 compared to $85.2 million a year earlier.

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the year ended December 31, 2017 increased $28.0 million, or 6%, to $486.6 million, compared to $458.5 million for the same period a year earlier, largely as a result of increased interest income and the previously mentioned gain on the sale of the Utah branches.  Our total revenues from core operations, which excludes net gains and loss on sale of securities, fair value adjustments and gain on the sale of branches including the related loans and deposits, increased by $19.0 million, or 4%, to $479.3 million for the year ended December 31, 2017, compared to $460.3 million a year earlier.

For the year ended December 31, 2017, non-interest expense increased 1% to $327.3 million, compared to $322.9 million for the year ended December 31, 2016. The increase was largely attributable to higher salary and employee benefits and costs for professional services mostly due to enhanced regulatory requirements attributable to compliance and risk management infrastructure build-out, significantly offset by an $11.7 million decrease in merger and acquisition related expenses.

We temporarily deleveraged our balance sheet during the fourth quarter of 2017 to reduce assets below $10.0 billion at December 31, 2017 resulting in our total assets decreasing slightly to $9.76 billion at December 31, 2017. Remaining below $10.0 billion at December 31, 2017 had the beneficial effect of delaying the adverse impact on our future operating results from certain enhanced regulatory requirements and the Durbin Amendment cap on interchange fees.

Non-GAAP financial measures: Non-interest income, revenues and other earnings information excluding fair value adjustments, net gains or losses on sale of securities and, in certain periods gain on the sale of branches including related loans and deposits and acquisition-related costs, are non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands, except share and per share data):

	For the Years Ended December 31
NON-INTEREST INCOME FROM CORE OPERATIONS:	2017	2016	2015
Total non-interest income (GAAP)	$93,535	$83,470	$62,292
Exclude net loss (gain) on sale of securities	2,080	(843)	540
Exclude change in valuation of financial instruments carried at fair value	2,844	2,620	813
Exclude gain on sale of branches, including related loans and deposits	(12,189)	—	—
Total non-interest income from core operations (non-GAAP)	$86,270	$85,247	$63,645
REVENUE FROM CORE OPERATIONS:
Net interest income before provision for loan losses (GAAP)	$393,034	$375,069	$242,279
Total non-interest income	93,535	83,470	62,292
Total GAAP revenue	486,569	458,539	304,571
Exclude net loss (gain) on sale of securities	2,080	(843)	540
Exclude change in valuation of financial instruments carried at fair value	2,844	2,620	813
Exclude gain on sale of branches, including related loans and deposits	(12,189)	—	—
Revenue from core operations (non-GAAP)	$479,304	$460,316	$305,924
EARNINGS FROM CORE OPERATIONS:
Net income (GAAP)	$60,776	$85,385	$45,222
Exclude net loss (gain) on sale of securities	2,080	(843)	540
Exclude change in valuation of financial instruments carried at fair value	2,844	2,620	813
Exclude gain on sale of branches, including related loans and deposits	(12,189)	—	—
Exclude acquisition related costs	—	11,733	26,110
Exclude related tax expense (benefit)	2,615	(4,857)	(8,552)
Exclude deferred tax asset revaluation due to the 2017 Tax Act	42,630	—	—
Total earnings from core operations (non-GAAP)	$98,756	$94,038	$64,133
Diluted earnings per share (GAAP)	$1.84	$2.52	$1.89
Diluted core earnings per share (non-GAAP)	$2.99	$2.78	$2.69

	December 31
ADJUSTED EFFICIENCY RATIO:	2017	2016	2015
Non-interest expense (GAAP)	$327,305	$322,869	$236,600
Exclude acquisition-related costs	—	(11,733)	(26,110)
Exclude CDI amortization	(6,246)	(7,061)	(3,164)
Exclude state/municipal tax expense	(2,594)	(3,516)	(1,889)
Exclude REO gain (loss)	2,030	(175)	(397)
Adjusted non-interest expense (non-GAAP)	$320,495	$300,384	$205,040

Net interest income before provision for loan losses (GAAP)	$393,034	$375,069	$242,279
Non-interest income (GAAP)	93,535	83,470	62,292
Total revenue	486,569	458,539	304,571
Exclude net (gain) loss on sale of securities	2,080	(843)	540
Exclude net change in valuation of financial instruments carried at fair value	2,844	2,620	813
Exclude gain on sale of branches	(12,189)	—	—
Adjusted revenue (non-GAAP)	$479,304	$460,316	$305,924

Efficiency ratio (GAAP)	67.27%	70.41%	77.68%
Adjusted efficiency ratio (non-GAAP)	66.87%	65.26%	67.02%

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

	December 31
	2017	2016	2015
Shareholders’ equity (GAAP)	$1,272,626	$1,305,710	$1,300,059
Exclude goodwill and other intangible assets, net	265,314	274,745	285,210
Common shareholders’ tangible equity (non-GAAP)	$1,007,312	$1,030,965	$1,014,849
Total assets (GAAP)	$9,763,209	$9,793,668	$9,796,298
Exclude goodwill and other intangible assets, net	265,314	274,745	285,210
Total tangible assets (non-GAAP)	$9,497,895	$9,518,923	$9,511,088
Common shareholders' equity to total assets (GAAP)	13.03%	13.33%	13.27%
Common shareholders’ tangible equity to tangible assets (non-GAAP)	10.61%	10.83%	10.67%
Common shares outstanding	32,726,485	33,193,387	34,242,255
Common shareholders' equity per share (GAAP)	$38.89	$39.34	$37.97
Common shareholders' tangible equity per share (non-GAAP)	$30.78	$31.06	$29.64

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

Interest Income:   (Notes 1 and 5)  Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  Management's assessment of the likelihood of full repayment involves judgment including determining the fair value of the underlying collateral which can be impacted by the economic environment. A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the amounts owed, principal or interest, may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Provision and Allowance for Loan Losses:  (Notes 1 and 5)  The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. The provision for loan losses reflects the amount required to maintain the allowance loan for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  Determining the amount of the allowance for loan losses involves a high degree of judgment. Among the material estimates required to establish the allowance for loan losses are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income.

The allowance for loan losses is maintained at a level sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance for loan losses.  The reserve is based upon factors and trends identified by us at the time financial statements are prepared.  Although we use the best information available, future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond our control.  The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio as well as individual review of certain large balance loans. Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral less selling costs and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  We continue to assess the collateral of these loans and update our appraisals on these loans on an annual basis. To the extent the property values continue to decline, there could be additional losses on these impaired loans, which may be material. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.

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

Business Combinations: (Notes 1) Business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed, both tangible and intangible, and consideration exchanged are recorded at acquisition date fair values. The determination of the fair value of assets acquired and liabilities assumed involves a significant amount of judgment. The excess purchase consideration over the fair value of net assets acquired is recorded as goodwill. In the event that the fair value of net assets acquired exceeds the purchase price, including fair value of liabilities assumed, a bargain purchase gain is recorded on that acquisition. Expenses incurred in connection with a business combination are expensed as incurred. Changes in deferred tax asset valuation allowances related to acquired tax uncertainties are recognized in net income after the measurement period.

Acquired Loans: (Notes 5) Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Establishing the fair value of acquired loan involves a significant amount of judgment, including determining the credit discount. The credit discount is based upon historical data adjusted for current economic conditions and other factors, if any of these assumptions are inaccurate actual credit losses could vary significantly from the credit discount used to calculate the fair value of the acquired loans. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired (PCI) loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. Any subsequent deterioration in credit quality is recognized by recording a provision for loan losses.

Goodwill: (Notes 1 and 17) Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the fair value exceeds the carry amount then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings.

Other Intangible Assets:  (Notes 1 and 17)  Other intangible assets consists primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  The determination of the estimated useful life of the core deposit intangible involves judgment by management. The actual life of the core deposit intangible could vary significantly from the estimated life. These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Other intangibles also include favorable leasehold intangibles (LHI). LHI represents the value assigned to leases assumed in an acquisition in which the lease terms are favorable compared to a market lease at the date of acquisition. LHI is amortized over the underlying lease term and is reviewed at least annually for events or circumstances that could impair the value.

Mortgage Servicing Rights: (Note 17) Mortgage servicing rights (MSRs) are recognized as separate assets when rights are acquired through purchase or through sale of loans.  Generally, purchased MSRs are capitalized at the cost to acquire the rights.  For sales of mortgage loans, the value of the MSR is estimated and capitalized.  Fair value is based on market prices for comparable mortgage servicing contracts.  The fair value of the MSRs includes an estimate of the life of the underlying loans which is affected by estimated prepayment speeds. The estimate of prepayment speeds are based on current market conditions. Actual market conditions could vary significantly from current conditions which could result in the estimated life of the underlying loans being different which would change the fair value of the MSR. Capitalized MSRs are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Real Estate Owned Held for Sale:  (Notes 1 and 6)  Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property may be capitalized, while other holding costs are expensed.  The carrying value of the property is periodically evaluated by management, property values are influenced by current economic and market conditions, changes in economic conditions could result in a decline in property value. To the extent that property values decline, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

Income Taxes and Deferred Taxes:  (Note 12)  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon, California, Utah and Idaho.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. A valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized. The evaluation pertaining to the tax expense and related deferred tax asset and liability balances involves a high degree of judgment and subjectivity around the measurement and resolution of these matters. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

In December 2017, the federal government enacted the 2017 Tax Act, which among other provisions, reduced the federal marginal corporate income tax rate from 35% to 21%. As a result of the passage of the 2017 Tax Act, the Company recorded a $42.6 million charge for the revaluation of its net deferred tax to account for the future impact of the decrease in the corporate income tax rate and other provisions of the legislation. The charge was recorded as an increase to tax expense and reduction of the net deferred asset. The Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. As a result, these amounts could be adjusted during the measurement period, which will end in December 2018.  The Company did not identify any items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. The $42.6 million charge recorded by the Company includes $4.2 million of provisional income tax expense related to Alternative Minimum Tax (AMT) credits that are limited under Internal Revenue Code of 1986 ("Code") Section 383, which resulted in a reduction in the AMT deferred tax asset.  The utilization of the limited AMT credits under the refundable AMT credit law is uncertain and will require further analysis as guidance is released during 2018.

Accounting Standards Recently Adopted or Issued - See Note 2 of the Notes to the Consolidated Financial Statements for a description of recently adopted and new accounting pronouncements, including the respective dates of adoption and expected effects on the Company's financial position and results of operations.

Comparison of Financial Condition at December 31, 2017 and 2016

General. Total assets decreased to $9.76 billion at December 31, 2017, compared to $9.79 billion at December 31, 2016.  The modest decrease in assets in 2017 reflects our strategy to reduce total assets below $10.0 billion at December 31, 2017. The decrease in 2017 was largely the result of a decrease in loans held for sale and the net deferred tax asset which was partially offset by increases in net loans and investment securities.

Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses and excluding loans held for sale) increased $144.7 million, or 2%, to $7.51 billion at December 31, 2017, from $7.37 billion at December 31, 2016.  The increase in net loans included increases of $84.4 million in construction loans, $72.0 million in commercial business loans, $66.0 million in multifamily real estate loans and $35.2 million in one- to four-family loans. The increase in these loan types was partially offset by decreases of $117.5 million in commercial real estate loans and $30.8 million in agricultural loans. The increase in construction loans was particularly helpful to the net interest margin as interest rates, loan fees and the velocity of turnover in this lending activity are generally higher than for most other categories of loans. Loans held for sale decreased to $40.7 million at December 31, 2017, compared to $246.4 million at December 31, 2016, principally as a result of multifamily loan sales that outpaced loan originations and decreased originations of one- to four-family loans reflecting reduced refinance activity due to interest rate increases. Loans held for sale at December 31, 2017 included $12.9 million of multifamily loans and $27.8 million of one- to four-family loans.

Securities increased to $1.20 billion at December 31, 2017, from $1.10 billion at December 31, 2016, and the aggregate total of securities and interest-bearing deposits increased $94.1 million, or 8%, to $1.26 billion at December 31, 2017, compared to $1.17 billion a year earlier.  The increase in securities balances reflects security purchases in the first part of the year exceeding paydowns and maturities during the year as well security sales particularly during the fourth quarter as the Company deleveraged the balance sheet primarily through reductions in our investment portfolio consistent with our strategy to remain below $10 billion in assets at December 31, 2017. The average effective duration of Banner's securities portfolio was approximately 4.1 years at December 31, 2017. Primarily reflecting significant adjustments in prior years, the fair value of our trading securities was $4.9 million less than their amortized cost at December 31, 2017.  In addition, fair value adjustments for securities designated as available-for-sale reflected a decrease of $3.3 million for the year ended December 31, 2017, which was included net of the associated tax benefit of $1.2 million as a component of other comprehensive income and largely occurred as a result of slightly increased market interest rates. Periodically, we also acquire securities (primarily municipal bonds) which are designated as held-to-maturity and this portfolio decreased by $7.6 million from the prior year-end balance. (See Notes 4 and 18 of the Notes to the Consolidated Financial Statements.)

Goodwill decreased $1.9 million to $242.7 million at December 31, 2017, compared to $244.6 million at December 31, 2016. The decrease during the year represents goodwill allocated to the sale of the Utah branches. Other intangibles decreased $7.5 million to $22.7 million at December 31, 2017, compared to $30.2 million at December 31, 2016, primarily due to scheduled amortization of CDI, leasehold intangibles and the derecognition of CDI associated with the sold Utah branches.

Deposits increased $62.0 million, or 1%, to $8.18 billion at December 31, 2017, from $8.12 billion at December 31, 2016, largely as a result of the organic growth in core deposits partially offset by the sale of the Utah branches which included $160.3 million in related deposits, and declines in certificate of deposits.  Core deposits increased to 88% of total deposits at December 31, 2017, compared to 87% of total deposits one year earlier. Non-interest-bearing deposits increased by $125.1 million, or 4%, to $3.27 billion from $3.14 billion, interest-bearing transaction and savings accounts increased by $15.3 million, to $3.95 billion at December 31, 2017 from $3.94 billion at December 31, 2016, and certificates of deposit decreased $78.4 million, or 7%, to $966.9 million at December 31, 2017 from $1.05 billion at December 31, 2016. Brokered deposits increased to $57.2 million at December 31, 2017, compared to $34.1 million a year earlier.

FHLB advances decreased $54.0 million, to $202,000 at December 31, 2017 from $54.2 million at December 31, 2016, as increased deposits were used to fund a larger portion of the balance sheet. Other borrowings, consisting of retail and wholesale repurchase agreements primarily related to customer cash management accounts, decreased $9.8 million to $95.9 million at December 31, 2017, compared to $105.7 million at December 31, 2016. Junior subordinated debentures, which are carried at fair value, increased $3.5 million to $98.7 million at December 31, 2017 from $95.2 million a year ago.  For more information, see Notes 9, 10 and 11 of the Notes to the Consolidated Financial Statements.

Total shareholders’ equity decreased $33.1 million, to $1.27 billion at December 31, 2017 compared to $1.31 billion at December 31, 2016. The decrease in equity primarily reflects the payment of $66.4 million of dividends to common shareholders and the repurchase of $31.0 million of common stock which were partially offset by net income of $60.8 million. In the year ended December 31, 2017, we repurchased 545,166 shares of our common stock at an average price of $56.91 per share. Tangible common shareholders' equity, which excludes goodwill and other intangible assets, decreased $23.7 million to $1.01 billion, or 10.61% of tangible assets at December 31, 2017, compared to $1.03 billion, or 10.83% at December 31, 2016. Banner's tangible book value per share was $30.78 at December 31, 2017, compared to $31.06 per share a year ago.

Investments.  At December 31, 2017, our consolidated investment securities portfolio totaled $1.20 billion and consisted principally of U.S. Government and agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, corporate debt obligations, and asset-backed securities.  From time to time, our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2017, our aggregate investment in securities increased $103.2 million, as the security purchases during the first part of the year exceeded sales that occurred during the fourth quarter of 2017 as part of our strategy to reduce assets below $10 billion at December 31, 2017. Holdings of mortgage-backed securities increased $142.7 million and U.S. Government and agency obligations increased $14.1 million. Partially offsetting these increases, municipal bonds decreased $48.5 million, corporate bonds decreased $3.9 million and asset-backed securities decreased $1.2 million.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $73.5 million (with an amortized cost of $73.9 million) at December 31, 2017, a weighted average contractual maturity of 15.5 years and a weighted average coupon rate of 2.51%.  Many of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Mortgage-Backed Obligations:  At December 31, 2017, our mortgage-backed and mortgage-related securities had a carrying value of $805.0 million ($811.4 million at amortized cost, with a net fair value adjustment of $6.4 million).  The weighted average coupon rate of these securities was 3.29% and the weighted average contractual maturity was 21.4 years, although we receive principal payments on these securities each month resulting in a much shorter expected average life.  As of December 31, 2017, 96% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 4% pay at an adjustable interest rate.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2017 was $212.0 million ($211.8 million at amortized cost), and was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2017 had a carrying value of $46.7 million (also $46.7 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. We have not experienced any defaults or payment deferrals on our current portfolio of municipal bonds.  Our combined municipal bond portfolio is geographically diverse, with the majority within Washington, Oregon, Idaho and California. At December 31, 2017, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 12.0 years and a weighted average coupon rate of 4.21%.

Corporate Bonds:  Our corporate bond portfolio had a carrying value of $31.4 million ($36.5 million at amortized cost, with a net fair value adjustment of $5.1 million) at December 31, 2017. Long-term adjustable-rate capital securities issued by financial institutions make up over half of our corporate bond portfolio.  The market for these capital securities deteriorated significantly in 2008 and 2009 and in our opinion has not completely returned to an efficiently functioning state.  As a result, the fair value estimates for many of these securities are more subjective.  Nonetheless, it is apparent that the values have declined appreciably since purchase, which is reflected in our financial statements and results of operations. During 2015 we had approximately $1.9 million of recovery in our fair value adjustments as a result of the full payoff and sales of several investments in similar collateralized debt obligations that had previously been valued substantially below their amortized cost.  (See “Critical Accounting Policies” above and Note 18 of the Notes to the Consolidated Financial Statements.)  At December 31, 2017, the portfolio had a weighted average maturity of 17.6 years and a weighted average coupon rate of 2.98%.

Asset-Backed Securities:  At December 31, 2017, our asset-backed securities portfolio had a carrying value of $27.8 million (with an amortized cost of $27.7 million), and was comprised of securitized pools of student loans issued or guaranteed by the Student Loan Marketing Association (SLMA) and credit card receivables.  The weighted average coupon rate of these securities was 2.27% and the weighted average contractual maturity was 8.4 years. Approximately 64% of these securities have adjustable interest rates tied to three-month LIBOR while the remaining securities have fixed interest rates.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost as of December 31, 2017, 2016 and 2015 (dollars in thousands):

Table 1: Securities

	December 31
	2017		2016		2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Trading
U.S. Government and agency obligations	$—	—%	$1,326	5.4%	$1,368	4.0%
Municipal bonds	100	0.5	335	1.4	341	1.0
Corporate bonds	22,058	98.8	21,143	86.0	18,699	54.8
Mortgage-backed or related securities	—	—	1,641	6.7	13,663	40.0
Equity securities	160	0.7	123	0.5	63	0.2
Total securities—trading	$22,318	100.0%	$24,568	100.0%	$34,134	100.0%

Available-for-Sale
U.S. Government and agency obligations	$72,466	7.9%	$56,978	7.1%	$30,231	2.6%
Municipal bonds	68,733	7.5	109,853	13.6	143,319	12.5
Corporate bonds	5,393	0.6	10,283	1.3	15,981	1.4
Mortgage-backed or related securities	739,557	80.4	594,712	73.7	918,259	80.3
Asset-backed securities	27,758	3.0	28,993	3.6	30,685	2.7
Equity securities	5,578	0.6	5,609	0.7	5,488	0.5
Total securities—available-for-sale	$919,485	100.0%	$806,428	100.0%	$1,143,963	100.0%

Held-to-Maturity
U.S. Government and agency obligations	$1,024	0.4%	$1,065	0.4%	$1,106	0.5%
Municipal bonds	189,860	73.0	196,989	73.5	162,778	73.8
Corporate bonds	3,978	1.5	3,876	1.5	4,273	1.9
Mortgage-backed or related securities	65,409	25.1	65,943	24.6	52,509	23.8
Total securities—held-to-maturity	$260,271	100.0%	$267,873	100.0%	$220,666	100.0%
Estimated market value	$262,188		$270,528		$226,627

The following table shows the maturity or period to repricing of our consolidated portfolio of securities as of December 31, 2017 (dollars in thousands):

Table 2:  Securities—Maturity/Repricing and Rates

	December 31, 2017
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten to Twenty Years		After Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations:
Fixed-rate	$712	0.84%	$312	2.12%	$27,001	2.45%	$20,465	2.74%	$—	—%	$48,490	2.54%
Adjustable-rate	25,000	1.62	—	—	—	—	—	—	—	—	25,000	1.62
	25,712	1.60	312	2.12	27,001	2.45	20,465	2.74	—	—	73,490	2.23
Municipal bonds:
Fixed-rate taxable	1,059	1.78	4,879	2.53	36,230	3.11	4,528	3.87	—	—	46,696	3.09
Fixed-rate tax exempt	3,527	2.05	28,308	1.67	47,872	3.31	97,904	2.99	32,699	2.71	210,310	2.83
Adjustable-rate tax exempt	—	—	1,688	3.88	—	—	—	—	—	—	1,688	3.88
	4,586	1.99	34,875	1.90	84,102	3.22	102,432	3.03	32,699	2.71	258,694	2.88
Corporate bonds:
Fixed-rate	—	—	1,346	3.46	250	2.00	—	2.81	2,178	—	3,774	1.37
Adjustable-rate	27,655	4.23	—	—	—	—	—	—	—	—	27,655	4.23
	27,655	4.23	1,346	3.46	250	2.00	—	2.81	2,178	—	31,429	3.94
Mortgage-backed or related securities:
Fixed-rate	—	—	24,220	2.36	183,766	2.68	40,890	—	522,384	2.75	771,260	2.72
Adjustable-rate	25,042	2.55	4,655	2.48	4,008	3.10	—	—	—	—	33,705	2.61
	25,042	2.55	28,875	2.38	187,774	2.69	40,890	—	522,384	2.75	804,965	2.72
Asset-backed securities:
Fixed-rate	—	—	9,926	1.65	—	—	—	—	—	—	9,926	1.65
Adjustable-rate	17,832	2.64	—	—	—	—	—	—	—	—	17,832	2.64
	17,832	2.64	9,926	1.65	—	—	—	—	—	—	27,758	2.29
Equity securities	5,739	—	—	—	—	—	—	—	—	—	5,739	—
Total securities—carrying value	$106,566	2.69	$75,334	2.08	$299,127	2.82	$163,787	2.94	$557,261	2.74	$1,202,075	2.74
Total securities—estimated market value	$106,572		$75,236		$300,132		$165,673		$556,379		$1,203,992

Loans and Lending.  Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. At December 31, 2017, our net loan portfolio totaled $7.51 billion compared to $7.37 billion at December 31, 2016. Our total loan portfolio increased $147.7 million, or 2%, during the year ended December 31, 2017, compared to an increase of $136.6 million, or 2%, during the year ended December 31, 2016.  The increase was the result of originations and loan purchases partially offset by the sale of $253.8 million of loans as part of the sale of the Utah branches. While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  We have implemented strategies designed to capture more market share and achieve increases in targeted loans resulting in strong loan originations in 2017 and 2016. Nonetheless, looking forward, new loan originations and portfolio balances will continue to be significantly affected by the course of economic activity and changes in interest rates.  For the years ended December 31, 2017, 2016 and 2015, we originated loans, net of repayments and charge-offs, of $985.7 million, $1.11 billion and $741.7 million, respectively.  The level of net originations during all three years was significantly impacted by a substantial amount of loan repayments. We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans and multifamily loans to secondary market purchasers.  Proceeds from sales of loans for the years ended December 31, 2017, 2016 and 2015 totaled $1.12 billion, $1.11 billion and $801.6 million (including $151.9 million from the sale of multifamily loans acquired through the merger with AmericanWest), respectively.  See “Loan Servicing Portfolio” below.  Loans held for sale decreased $205.6 million to $40.7 million at December 31, 2017, compared to $246.4 million at December 31, 2016. The decrease in loans held for sale was primarily due to a decrease in multifamily loans held for sale.

At various times, we also purchase whole loans and participation interests in loans.  During the years ended December 31, 2017, 2016 and 2015, we purchased $306.9 million, $314.3 million and $323.5 million, respectively, of loans and loan participation interests. The loan purchases primarily reflect participations in commercial real estate loans.

One- to Four-Family Residential Real Estate Lending:  At December 31, 2017, $848.3 million, or 11% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases, although during 2017 refinance activity was reduced due to interest rate increases. We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California and Idaho.  Our one- to four-family loan originations, including loans held for sale and originated for portfolio, totaled $699.7 million for the year ended December 31, 2017, compared to $709.0 million and $710.7 million for the years ended December 31, 2016 and 2015, respectively. Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our balance of loans for one- to four-family residences increased by $35.2 million in 2017, largely as a result of a larger percentage of our originations being held for portfolio.

Construction and Land Lending:   Our construction loan originations have increased in recent years as builders have expanded production and experienced strong sales in many markets where we operate. We have also experienced an increase in originations of construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one-to-four family loans upon completion of the homes. As a result, one-to four-family construction loans have increased by $58.6 million in 2015, $97.2 million in 2016 and $39.6 million in 2017, to total $415.3 million at December 31, 2017. During the year ended December 31, 2017, land and land development loans (both residential and commercial) decreased by $10.1 million to $189.1 million at December 31, 2017.  Our construction, land and land development loan originations including loans for residential and commercial properties totaled $1.39 billion for the year ended December 31, 2017, compared to $1.29 billion for the year ended December 31, 2016, and $987.5 million for the year ended December 31, 2015.  At December 31, 2017, construction, land and land development loans totaled $907.5 million (including $415.3 million of one- to four-family construction loans, $164.5 million of residential land or land development loans, $303.1 million of commercial and multifamily real estate construction loans and $24.6 million of commercial land or land development loans), or 12% of total loans, compared to $823.1 million, or 11%, at December 31, 2016.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by multifamily and commercial real estate.  Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  Our investment in commercial and multifamily real estate loans decreased in 2017 as a result of significant repayments in excess of originations and the sale of approximately $163 million of commercial real estate loans as part of the sale of our Utah branches. At December 31, 2017, our loan portfolio included $3.22 billion of commercial real estate loans, or 42% of the total loan portfolio, compared to $3.34 billion, or 44.8%, at December 31, 2016.  Our portfolio of multifamily loans was $314.2 million, or 4% of total loans at December 31, 2017, compared to $248.2 million, or 3.3%, at December 31, 2016.

Commercial Business Lending:  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In addition to providing earning assets, this type of lending has helped increase our deposit base. At December 31, 2017, commercial business loans totaled $1.28 billion, or 17% of total loans, compared to $1.21 billion, or 16%, at December 31, 2016. This increase from organic growth was partially offset by the sale of approximately $62 million of commercial business loans as part of the sale of our Utah branches. In recent years our commercial lending has also included participation in certain national syndicated loans, including share national credits, which totaled $129.5 million at December 31, 2017.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon, California and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  At December 31, 2017, agricultural loans totaled $338.4 million, or 4% of the loan portfolio, compared to $369.2 million, or 5%, at December 31, 2016.

Consumer and Other Lending:  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing customer base. Outstanding balances increased during 2017 primarily from a successful campaign to generate additional home equity lines of credit.  At December 31, 2017, our consumer loans increased $38.4 million to $688.8 million, or 9% of our loan portfolio, compared to $650.5 million, or 9%, at December 31, 2016.  As of December 31, 2017, 76% of our consumer loans were secured by one- to four-family real estate, including home equity lines of credit.  Credit card balances totaled $37.1 million at December 31, 2017 compared to $33.4 million a year earlier.

Loan Servicing Portfolio:  At December 31, 2017, we were servicing $2.64 billion of loans for others and held $11.0 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2017 was composed of $1.09 billion of Freddie Mac residential mortgage loans, $963.3 million of Fannie Mae residential mortgage loans, $338.1 million of Oregon Housing residential mortgage loans and $245.3 million of other loans serviced for a variety of investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon, Idaho and California.  For the year ended December 31, 2017, we recognized $2.3 million of loan servicing fees in our results of operations, which was net of $4.0 million of amortization for MSRs and included no impairment charges or reversals for a valuation adjustment to MSRs.

Mortgage Servicing Rights:  For the years ended December 31, 2017, 2016 and 2015, we capitalized $3.4 million, $6.0 million, and $5.3 million, respectively, of MSRs relating to loans sold with servicing retained.  Amortization of MSRs for the years ended December 31, 2017, 2016 and 2015 was $4.0 million, $4.0 million, and $3.2 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. At December 31, 2017, our MSRs were carried at a value of $14.7 million, net of amortization, compared to $15.2 million at December 31, 2016.

The following table sets forth the composition of the Company’s loan portfolio, net of discounts and deferred fees and costs, by type of loan as of the dates indicated (dollars in thousands):

Table 3:  Loan Portfolio Analysis

	December 31
	2017		2016		2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,284,363	16.9%	$1,352,999	18.1%	$1,327,807	18.2%	$546,783	14.3%	$502,601	14.7%
Investment properties	1,937,423	25.5	1,986,336	26.7	1,765,353	24.1	856,942	22.3	692,457	20.2
Multifamily real estate	314,188	4.1	248,150	3.3	472,976	6.5	167,524	4.4	137,153	4.0
Commercial construction	148,435	2.0	124,068	1.7	72,103	1.0	17,337	0.5	12,168	0.4
Multifamily construction	154,662	2.0	124,126	1.7	63,846	0.9	60,193	1.6	52,081	1.5
One- to four-family construction	415,327	5.5	375,704	5.0	278,469	3.8	219,889	5.7	200,864	5.9
Land and land development:
Residential	164,516	2.2	170,004	2.3	126,773	1.7	102,435	2.7	75,695	2.2
Commercial	24,583	0.3	29,184	0.4	33,179	0.5	11,152	0.3	10,450	0.3
Commercial business	1,279,894	16.8	1,207,879	16.2	1,207,944	16.5	723,964	18.9	682,169	20.0
Agricultural business, including secured by farmland	338,388	4.4	369,156	5.0	376,531	5.1	238,499	6.2	228,291	6.7
One- to four-family real estate	848,289	11.2	813,077	10.9	952,633	13.0	537,108	14.0	529,494	15.5
Consumer secured by one- to four-family real estate	522,931	6.9	493,211	6.6	478,420	6.5	222,205	5.8	173,188	5.1
Consumer—other	165,885	2.2	157,254	2.1	158,470	2.2	127,003	3.3	121,834	3.5
Total loans outstanding	7,598,884	100.0%	7,451,148	100.0%	7,314,504	100.0%	3,831,034	100.0%	3,418,445	100.0%
Less allowance for loan losses	(89,028)		(85,997)		(78,008)		(75,907)		(74,258)
Net loans	$7,509,856		$7,365,151		$7,236,496		$3,755,127		$3,344,187

The following table sets forth the Company’s loans by geographic concentration at December 31, 2017, 2016 and 2015 (dollars in thousands):

Table 4:  Loans by Geographic Concentration

	December 31, 2017		December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$3,508,542	46.2%	$3,433,617	46.1%	$3,343,112	45.7%
Oregon	1,590,233	20.9	1,505,369	20.2	1,446,531	19.8
California	1,415,076	18.6	1,239,989	16.6	1,234,016	16.9
Idaho	492,603	6.5	495,992	6.7	496,870	6.8
Utah	73,382	1.0	283,890	3.8	325,011	4.4
Other	519,048	6.8	492,291	6.6	468,964	6.4
Total	$7,598,884	100.0%	$7,451,148	100.0%	$7,314,504	100.0%

The following table sets forth certain information at December 31, 2017 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts, and exclude loans held for sale and the allowance for loan losses (in thousands):

Table 5:  Loans by Maturity

	Maturing in One Year or Less	Maturing After One to Three Years	Maturing After Three to Five Years	Maturing After Five to Ten Years	Maturing After Ten Years	Total
Commercial real estate:
Owner-occupied	$84,464	$65,425	$149,446	$726,063	$258,965	$1,284,363
Investment properties	122,863	76,960	224,597	939,553	573,450	1,937,423
Multifamily real estate	8,378	12,161	28,355	115,109	150,185	314,188
Commercial construction	95,551	18,413	7,401	16,149	10,921	148,435
Multifamily construction	64,863	79,817	—	—	9,982	154,662
One- to four-family construction	391,376	22,989	—	—	962	415,327
Land and land development:
Residential	112,287	46,572	1,167	4,490	—	164,516
Commercial	16,776	3,490	1,735	1,647	935	24,583
Commercial business	496,988	243,560	236,651	195,579	107,116	1,279,894
Agricultural business, including secured by farmland	122,891	38,841	31,847	130,035	14,774	338,388
One- to four-family real estate	8,935	12,189	6,827	54,905	765,433	848,289
Consumer secured by one- to four-family real estate	3,549	6,739	10,789	15,733	486,121	522,931
Consumer—other	36,733	15,551	14,932	27,778	70,891	165,885
Total loans	$1,565,654	$642,707	$713,747	$2,227,041	$2,449,735	$7,598,884

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

The following table sets forth the dollar amount of all loans maturing after December 31, 2018 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 6:  Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate:
Owner-occupied	$264,892	$935,007	$1,199,899
Investment properties	357,871	1,456,689	1,814,560
Multifamily real estate	109,429	196,381	305,810
Commercial construction	13,004	39,880	52,884
Multifamily construction	66,422	23,377	89,799
One- to four-family construction	787	23,164	23,951
Land and land development:
Residential	2,326	49,903	52,229
Commercial	1,584	6,223	7,807
Commercial business	440,332	342,574	782,906
Agricultural business, including secured by farmland	78,362	137,135	215,497
One- to four-family real estate	562,134	277,220	839,354
Consumer secured by one- to four-family real estate	16,649	502,733	519,382
Consumer—other	82,226	46,926	129,152
Total loans maturing after one year	$1,996,018	$4,037,212	$6,033,230

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

One of our key strategies is to strengthen our franchise by emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts with less reliance on higher cost certificates of deposit.  Increasing core deposits is a fundamental element of our business strategy. This strategy continues to improve our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits increased $62.0 million, or 1%, to $8.18 billion at December 31, 2017 from $8.12 billion at December 31, 2016. Deposit growth for 2017 was partially offset by the sale of the seven Utah branches which included $160.3 million of related deposits. Non-interest-bearing deposits increased by $125.1 million, or 4%, to $3.27 billion at year end from $3.14 billion at December 31, 2016. Interest-bearing transaction and savings accounts increased by $15.3 million, to $3.95 billion at December 31, 2017 compared to $3.94 billion a year earlier.  Certificates of deposit decreased $78.4 million, or 7%, to $966.9 million at December 31, 2017 from $1.05 billion at December 31, 2016.  The decrease in certificate balances in 2017 was partially offset by a $23.2 million increase in brokered deposits to $57.2 million at December 31, 2017.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 7:  Deposits

	December 31
	2017			2016			2015
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$3,265,544	39.9%	$125,093	$3,140,451	38.6%	$520,833	$2,619,618	32.5%
Interest-bearing checking	971,137	11.9	56,653	914,484	11.3	(245,362)	1,159,846	14.4
Regular savings	1,557,500	19.0	34,109	1,523,391	18.8	238,749	1,284,642	16.0
Money market	1,422,313	17.4	(75,442)	1,497,755	18.4	(139,337)	1,637,092	20.3
Total interest-bearing transaction and savings accounts	3,950,950	48.3	15,320	3,935,630	48.5	(145,950)	4,081,580	50.7
Certificates maturing:
Within one year	685,592	8.4	(79,814)	765,406	9.4	(219,787)	985,193	12.2
After one year, but within two years	98,257	1.2	(61,179)	159,436	2.0	(66,945)	226,381	2.8
After two years, but within five years	180,886	2.2	63,804	117,082	1.4	(22,000)	139,082	1.7
After five years	2,202	—	(1,207)	3,409	—	195	3,214	0.1
Total certificate accounts	966,937	11.8	(78,396)	1,045,333	12.9	(308,537)	1,353,870	16.8
Total Deposits	$8,183,431	100.0%	$62,017	$8,121,414	100.0%	$66,346	$8,055,068	100.0%

Included in Total Deposits:
Public transaction accounts	$198,719	2.5%	$(23,046)	$221,765	2.7%	$12,335	$209,430	2.6%
Public interest-bearing certificates	23,685	0.3	(1,965)	25,650	0.3	(5,631)	31,281	0.4
Total public deposits	$222,404	2.8%	$(25,011)	$247,415	3.0%	$6,704	$240,711	3.0%
Total brokered deposits	$57,228	0.7%	$23,154	$34,074	0.4%	$(128,862)	$162,936	2.0%

The following table indicates the amount of the Banks’ certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2017 (in thousands):

Table 8:  Maturity Period—$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater
Maturing in three months or less	$128,694
Maturing after three months through six months	82,335
Maturing after six months through twelve months	116,403
Maturing after twelve months	140,179
Total	$467,611

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2017 (in thousands):

Table 9: Geographic Concentration of Deposits

	December 31, 2017		December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$4,506,249	55.0%	$4,347,644	53.6%	$4,219,304	52.4%
Oregon	1,797,147	22.0	1,708,973	21.0	1,648,421	20.4
California	1,432,819	17.5	1,469,748	18.1	1,592,365	19.8
Idaho	447,216	5.5	447,019	5.5	435,099	5.4
Utah	—	—	148,030	1.8	159,879	2.0
Total deposits	$8,183,431	100.0%	$8,121,414	100.0%	$8,055,068	100.0%

Borrowings.  The FHLB-Des Moines serves as our primary borrowing source.  To access funds, we are required to own a sufficient level of capital stock in the FHLB-Des Moines and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided that certain creditworthiness standards have been met.  At December 31, 2017, we had $202,000 of FHLB advances outstanding (at fair value) at a weighted average rate of 5.94%, a decrease of $54.0 million compared to a year earlier.  Also at December 31, 2017, we had an investment of $10.3 million in FHLB capital stock.  At that date, Banner Bank was authorized by the FHLB-Des Moines to borrow up to $3.55 billion under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $98.7 million under a similar agreement.

The following table provides additional detail on our FHLB advances as of December 31, 2017 and 2016 (dollars in thousands):

Table 10:  FHLB Advances Outstanding

	December 31
	2017		2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$—	—%	$54,000	0.81%
Maturing after one year through three years	—	—	—	—
Maturing after three years through five years	—	—	—	—
Maturing after five years	169	5.94	179	5.94
Total FHLB advances, at par	169	5.94	54,179	0.83
Fair value adjustment	33		37
Total FHLB advances, carried at fair value	$202		$54,216

At certain times the Federal Reserve Bank has also served as an important source of borrowings.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Des Moines.  At December 31, 2017, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $1.15 billion from the Federal Reserve Bank; however, at that date we had no funds borrowed under this arrangement.

We also issue retail repurchase agreements to customers that are primarily related to customer cash management accounts and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2017, retail and wholesale repurchase agreements totaling $95.9 million, with a weighted average rate of 0.29%, were secured by pledges of certain mortgage-backed securities and agency securities.  Retail repurchase agreement balances, which are primarily associated with customer sweep account arrangements, decreased $9.8 million, or 10%, from the 2016 year-end balance.  We had $5.0 million of borrowings under wholesale repurchase agreements at both December 31, 2017 and December 31, 2016.

We have an aggregate of $136.0 million, net of repayments, of TPS.  This includes $120.0 million issued by us and $16.0 million acquired in the acquisitions. The junior subordinated debentures associated with the TPS have been recorded as liabilities on our Consolidated Statements of Financial Condition, although the TPS qualifies as Tier 1 capital for regulatory capital purposes.  The junior subordinated debentures are carried at fair value on our Consolidated Statements of Financial Condition and had an estimated fair value of $98.7 million at December 31, 2017.  At December 31, 2017, the TPS had a weighted average rate of 3.57%.  See Note 11, Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Trust Preferred Securities, of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

Asset Quality.  Achieving and maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. During 2017, we continued to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures and at year end our asset quality metrics were very good.

Non-performing assets decreased to $27.5 million, or 0.28% of total assets, at December 31, 2017, from $33.8 million, or 0.35% of total assets, at December 31, 2016, and from $27.1 million, or 0.28% of total assets, at December 31, 2015.  At December 31, 2017, our allowance for loan losses was $89.0 million, or 329% of non-performing loans, compared to $86.0 million, or 381% of non-performing loans at December 31, 2016.  We continue to believe our level of non-performing loans and assets is manageable and further believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At December 31, 2017, we had $16.1 million of restructured loans currently performing under their restructured terms.

Loans acquired in the merger transactions with deteriorated credit quality are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $21.3 million at December 31, 2017, compared to $32.3 million at December 31, 2016.

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 11:  Non-Performing Assets

	December 31
	2017	2016	2015	2014	2013
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$10,646	$8,237	$3,751	$1,132	$6,287
Construction/land	798	1,748	2,260	1,275	1,193
One- to four-family	3,264	2,263	4,700	8,834	12,532
Commercial business	3,406	3,074	2,159	537	723
Agricultural business, including secured by farmland	6,132	3,229	697	1,597	—
Consumer	1,297	1,875	703	1,187	1,173
	25,543	20,426	14,270	14,562	21,908
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	701	—	—	—
Multifamily	—	147	—	—	—
Construction/land	298	—	—	—	—
One- to four-family	1,085	1,233	899	2,095	2,611
Commercial business	18	—	8	—	—
Agricultural business, including secured by farmland	—	—	—	—	105
Consumer	85	72	45	79	144
	1,486	2,153	952	2,174	2,860
Total non-performing loans	27,029	22,579	15,222	16,736	24,768
REO assets held for sale, net (2)	360	11,081	11,627	3,352	4,044
Other repossessed assets held for sale, net	107	166	268	76	115
Total non-performing assets	$27,496	$33,826	$27,117	$20,164	$28,927
Total non-performing loans to net loans before allowance for loan losses	0.36%	0.30%	0.21%	0.44%	0.72%
Total non-performing loans to total assets	0.28%	0.23%	0.16%	0.35%	0.56%
Total non-performing assets to total assets	0.28%	0.35%	0.28%	0.43%	0.66%
Restructured loans (3)	$16,115	$18,907	$21,777	$29,154	$47,428
Loans 30-89 days past due and on accrual	$29,278	$11,571	$18,834	$8,387	$8,784

(1)	Includes $917,000 of nonaccrual restructured loans. For the year ended December 31, 2017, interest income was reduced by $1.4 million as a result of nonaccrual loan activity.

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

In addition to the non-performing loans noted in Table 11 and purchased credit-impaired loans as of December 31, 2017, we had other classified loans with an aggregate outstanding balance of $85.5 million that are not on nonaccrual status with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table presents the REO activity for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Table 12: REO

	For the years ended December 31,
	2017	2016	2015
Balance, beginning of the period	$11,081	$11,627	$3,352
Additions from loan foreclosures	46	8,909	4,351
Additions from acquisitions	—	400	8,231
Additions from capitalized costs	54	—	298
Proceeds from dispositions of REO	(13,474)	(10,812)	(4,740)
Gain on sale of REO	2,909	1,833	351
Valuation adjustments in period	(256)	(876)	(216)
Balance, end of period	$360	$11,081	$11,627

REO decreased $10.7 million, to $360,000 at December 31, 2017 compared to $11.1 million at December 31, 2016 and $11.6 million at December 31, 2015. The decrease during 2017 reflects sales of REO properties exceeding additions.

From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

For the year ended December 31, 2017, we had net income of $60.8 million, or $1.84 per diluted share.  This compares to net income of $85.4 million, or $2.52 per diluted share, for the year ended December 31, 2016. The reduced 2017 results reflect a $42.6 million, or $1.29 per diluted share, net charge related to the revaluation of our deferred tax assets and liabilities as a result of the enactment of the 2017 Tax Act, which reduced the marginal federal corporate income tax rate from 35% to 21%. In addition, there were no acquisition-related expenses in 2017 compared to acquisition-related expenses of $11.7 million in 2016. By contrast, our net income before provision for income taxes increased to $151.3 million in 2017 compared to $129.6 million in 2016, reflecting improved earnings from core operations as well as a gain on the Utah Branch Sale.

Our operating results depend largely on our net interest income which increased by $18.0 million to $393.0 million, primarily reflecting loan and deposit growth as well increased yields on earning assets.  Our operating results for the year ended December 31, 2017 also reflected an increase in non-interest income, as growth in deposit fees and other service charges and gains from the sale of the Utah branches more than offset decreases in revenues from mortgage banking operations, losses on sales of securities and the adverse variance from changes in valuation of financial instruments carried at fair value. Excluding fair value adjustments, net gains and losses on sale of securities and the gain on the sale of the Utah branches, our non-interest income from core operations increased by $1.0 million to $86.3 million for the year ended December 31, 2017 compared to $85.2 million the preceding year, primarily as a result of a $2.6 million increase in deposit fees and other service charges as well as increases in miscellaneous income partially offset by a $4.7 million decrease in mortgage banking operations.  This increase in non-interest income from core operations, coupled with the increase in net interest income, produced an increase of $19.0 million, or 4%, in revenue from core operations to $479.3 million for the year ended December 31, 2017 compared to $460.3 million for the year ended December 31, 2016. Non-interest expense increased to $327.3 million for the year ended December 31, 2017 compared with $322.9 million for the year ended December 31, 2016, largely as a result of higher salary and employee benefits and costs for professional services mostly due to enhanced regulatory requirements attributable to compliance and risk management infrastructure build-out.

Net Interest Income.  Net interest income before provision for loan losses increased by $18.0 million, or 5%, to $393.0 million for the year ended December 31, 2017, compared to $375.1 million one year earlier, largely reflecting continued new client acquisition. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans acquired from bank acquisitions, which are accreted into loan interest income, as well as by net premiums on non-market-rate certificate of deposit liabilities assumed which are amortized as a reduction to deposit interest expense. The net interest margin of 4.24% for the year ended December 31, 2017 was four basis points higher than the prior year and included ten basis points from acquisition accounting adjustments compared to sixteen basis points from acquisition accounting adjustments in 2016.  The average yield on interest-earning assets of 4.45% for the year ended December 31, 2017 increased seven basis points compared to the prior year as higher contractual yields on loans and securities offset the lower acquisition accounting adjustments.  Funding costs were higher, as the average cost of funding liabilities increased by three basis points to 0.22% as compared to the prior year.  As a result, the net interest spread increased to 4.23% for the year ended December 31, 2017 compared to 4.19% for the prior year.

Interest Income.  Interest income for the year ended December 31, 2017 was $412.3 million, compared to $391.5 million for the prior year, an increase of $20.8 million, or 5%.  The increase in interest income occurred as a result of increases in both the average balances and yields of interest-earning assets. The average balance of interest-earning assets was $9.26 billion for the year ended December 31, 2017, an increase of

$330.6 million, or 4%, compared to $8.93 billion one year earlier. The yield on average interest-earning assets was 4.45% for the year ended December 31, 2017, compared to 4.38% for the year ended December 31, 2016. The increased yield on interest-earning assets reflects improvement in yields on loans and securities, partially offset by less positive impact from acquisition accounting loan discount accretion. Loan yields increased three basis points to 4.87% for the year ended December 31, 2017 compared to 4.84% in the preceding year, reflecting the positive impact of increases in the prime rate and other market rates on adjustable-rate loans partially offset by a decrease in acquisition accounting loan discount accretion to 11 basis points in 2017 from 17 basis points in 2016.  Average loans receivable for the year ended December 31, 2017 increased $253.0 million, or 3%, to $7.69 billion, compared to $7.43 billion for the prior year.  Interest income on loans increased by $14.8 million, or 4%, to $374.4 million for the year ended December 31, 2017, from $359.6 million for the prior year, reflecting the impact of the $253 million increase in average loan balances and the three basis point increase in the average yield on total loans.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock increased to $1.57 billion for the year ended December 31, 2017 (excluding the effect of fair value adjustments), compared to $1.50 billion for the year ended December 31, 2016, contributing to the $6.0 million increase in interest and dividend income compared to the prior year.  The average yield on the combined portfolio increased to 2.40% for the year ended December 31, 2017, from 2.13% for the prior year. Portfolio yields improved primarily as a result of security purchases in 2017 at a higher yields than our existing portfolio. For the year ended December 31, 2017, the average yield on mortgage-backed securities increased 27 basis points to 2.35% compared to the prior year, while the yield on other securities increased eight basis points to 2.68% compared to the prior year.

Interest Expense.  Interest expense for the year ended December 31, 2017 was $19.3 million, compared to $16.4 million for the prior year, an increase of $2.8 million, or 17%.  The increase in interest expense occurred as a result of a $324.1 million, or 4%, increase in average funding liabilities and a three basis point increase in the average cost of all funding liabilities to 0.22% for the year ended December 31, 2017, compared to 0.19% for the year ended December 31, 2016.  This increase in average funding liabilities reflects increases in core deposits, including non-interest-bearing deposits and interest-bearing transaction and savings accounts. The growth in non-interest-bearing deposits and other core deposits continued to significantly contribute to our low funding costs despite increases in market interest rates resulting from changes in Federal Reserve monetary policy actions during 2016 and 2017.

Deposit interest expense increased $1.2 million, or 11%, to $12.3 million for the year ended December 31, 2017 compared to $11.1 million for the prior year as a result of a $311.2 million, or 4%, increase in the average balance of deposits, and a one basis point increase in the average cost of deposits.  Average deposit balances increased to $8.36 billion for the year ended December 31, 2017, from $8.05 billion for the year ended December 31, 2016, while the average rate paid on deposit balances increased to 0.15% in the current year from 0.14% for the prior year.  The cost of interest-bearing deposits increased by two basis points to 0.24% for the year ended December 31, 2017 compared to 0.22% in the prior year. The $200.3 million increase in the average balance of non-interest-bearing accounts during 2017 reduced the increase in total deposit costs. In addition, amortization of acquisition accounting net premiums on certificates of deposit reduced the cost of deposits by less than one basis point in 2017, compared to two basis points in 2016. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates. Further, continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, through organic growth meaningfully contributed to our low funding costs.

Average total borrowings increased to $403.4 million for the year end December 31, 2017, compared to $390.5 million for the prior year. The increase in average total borrowings was largely due to a $9.4 million increase in average FHLB advances. The average rate paid on total borrowings increased 37 basis points from 1.36% to 1.73% reflecting the 51 basis point increase in the average cost for our junior subordinated debentures (which reprice every three months based on changes in the three-month LIBOR index) and a 59 basis point increase in the average cost of FHLB advances reflecting increases to the Fed Funds target rate over the last year. The increase in the average cost of total borrowing was the primary reason for the $1.7 million increase in the related interest expense to $7.0 million for the year ended December 31, 2017, from $5.3 million in the prior year.

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

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):
Table 13: Analysis of Net Interest Spread

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$6,060,780	$295,377	4.87%	$5,807,397	$282,419	4.86%	$3,754,386	$183,260	4.88%
Commercial/agricultural loans	1,485,985	70,266	4.73	1,485,390	68,405	4.61	1,076,440	46,053	4.28
Consumer and other loans	140,500	8,806	6.27	141,460	8,788	6.21	130,367	7,979	6.12
Total loans (1)	7,687,265	374,449	4.87	7,434,247	359,612	4.84	4,961,193	237,292	4.78
Mortgage-backed securities	1,043,599	24,535	2.35	931,111	19,328	2.08	490,002	9,049	1.85
Other securities	464,680	12,448	2.68	454,977	11,814	2.60	311,701	7,646	2.45
Interest-bearing deposits with banks	49,573	583	1.18	94,456	395	0.42	122,479	334	0.27
FHLB stock	16,379	269	1.64	16,119	328	2.03	16,768	112	0.67
Total investment securities	1,574,231	37,835	2.40	1,496,663	31,865	2.13	940,950	17,141	1.82
Total interest-earning assets	9,261,496	412,284	4.45	8,930,910	391,477	4.38	5,902,143	254,433	4.31
Non-interest-earning assets	892,052			904,181			413,503
Total assets	$10,153,548			$9,835,091			$6,315,646
Deposits:
Interest-bearing checking accounts	$933,978	$850	0.09	$859,621	$767	0.09	$634,398	$518	0.08
Savings accounts	1,559,042	2,138	0.14	1,370,014	1,796	0.13	1,134,849	1,511	0.13
Money market accounts	1,515,854	2,638	0.17	1,575,877	3,098	0.20	747,019	1,538	0.21
Certificates of deposit	1,116,304	6,647	0.60	1,208,702	5,444	0.45	928,545	4,818	0.52
Total interest-bearing deposits	5,125,178	12,273	0.24	5,014,214	11,105	0.22	3,444,811	8,385	0.24
Non-interest-bearing deposits	3,233,889	—	—	3,033,604	—	—	1,764,539	—	—
Total deposits	8,359,067	12,273	0.15	8,047,818	11,105	0.14	5,209,350	8,385	0.16
Other interest-bearing liabilities:
FHLB advances	151,295	1,908	1.26	141,885	953	0.67	49,808	311	0.62
Other borrowings	111,903	317	0.28	108,427	310	0.29	94,176	211	0.22
Junior subordinated debentures	140,212	4,752	3.39	140,212	4,040	2.88	132,597	3,247	2.45
Total borrowings	403,410	6,977	1.73	390,524	5,303	1.36	276,581	3,769	1.36
Total funding liabilities	8,762,477	19,250	0.22	8,438,342	16,408	0.19	5,485,931	12,154	0.22
Other non-interest-bearing liabilities (2)	61,592			65,508			17,051
Total liabilities	8,824,069			8,503,850			5,502,982
Shareholders’ equity	1,329,479			1,331,241			812,664
Total liabilities and shareholders’ equity	$10,153,548			$9,835,091			$6,315,646
Net interest income/rate spread		$393,034	4.23%		$375,069	4.19%		$242,279	4.09%
Net interest margin			4.24%			4.20%			4.10%
Average interest-earning assets / average interest-bearing liabilities			167.52%			165.24%			158.60%
Average interest-earning assets / average funding liabilities			105.69%			105.84%			107.59%
(footnotes follow)

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

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

Table 14:  Rate/Volume Analysis

	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Mortgage loans	$610	$12,348	$12,958	$(683)	$99,843	$99,160
Commercial/agricultural loans	1,834	27	1,861	3,743	18,609	22,352
Consumer and other loans	78	(60)	18	121	687	808
Total loans (1)	2,522	12,315	14,837	3,181	119,139	122,320
Mortgage-backed securities	2,725	2,483	5,208	1,245	9,034	10,279
Other securities	379	254	633	471	3,697	4,168
Interest-bearing deposits with banks	447	(259)	188	149	(88)	61
FHLB stock	(63)	4	(59)	229	(13)	216
Total investment securities	3,488	2,482	5,970	2,094	12,630	14,724
Total net change in interest income on interest-earning assets	6,010	14,797	20,807	5,275	131,769	137,044
Interest-bearing liabilities:
Deposits (2)	1,412	(244)	1,168	(839)	3,559	2,720
FHLB advances	888	67	955	25	617	642
Other borrowings	(3)	10	7	64	35	99
Junior subordinated debentures	712	—	712	599	194	793
Total borrowings	1,597	77	1,674	688	846	1,534
Total net change in interest expense on interest-bearing liabilities	3,009	(167)	2,842	(151)	4,405	4,254
Net change in net interest income	$3,001	$14,964	$17,965	$5,426	$127,364	$132,790

(1)	Includes loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Includes non-interest-bearing deposits.

Provision and Allowance for Loan Losses.  Although our credit quality metrics continue to reflect good performance and our moderate risk profile, we recorded an $8.0 million provision for loan losses in the year ended December 31, 2017, primarily due to the organic growth in the loan portfolio and the maturity, subsequent renewal and migration of acquired loans out of the discounted loan portfolios and increased net charge-offs, compared to the $6.0 million provision for loan losses recorded in 2016. As discussed in the “Summary of Critical Accounting Policies” section above and in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies, net charge-offs and current economic conditions. We continue to maintain a strong allowance for loan losses at December 31, 2017.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisitions. The discount on acquired loans was $21.1 million at December 31, 2017 compared to $31.1 million at December 31, 2016.

We recorded net charge-offs of $5.0 million for the year ended December 31, 2017, compared to net recoveries of $2.0 million for the prior year. Non-performing loans modestly increased by $4.5 million during the year to $27.0 million at December 31, 2017, compared to $22.6 million at December 31, 2016.  A comparison of the allowance for loan losses at December 31, 2017 and 2016 reflects an increase of $3.0 million, or 4%, to $89.0 million at December 31, 2017, from $86.0 million at December 31, 2016.  Included in our allowance at December 31, 2017 was an unallocated portion of $8.7 million, which was based upon our evaluation of various factors that were not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 1.17% at December 31, 2017, compared to 1.15% at December 31, 2016.

We believe that the allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio as of December 31, 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated (dollars in thousands):

Table 15:  Changes in Allowance for Loan Losses

	Years Ended December 31
	2017	2016	2015	2014	2013
Balance, beginning of period	$85,997	$78,008	$75,907	$74,258	$76,759
Provision	8,000	6,030	—	—	—
Recoveries of loans previously charged off:
Commercial real estate	372	582	819	1,507	2,367
Multifamily real estate	11	—	113	—	—
Construction and land	1,237	2,171	1,811	1,776	2,275
Commercial business	1,226	1,993	772	988	1,673
Agricultural business, including secured by farmland	134	59	948	1,576	697
One- to four-family real estate	270	1,283	1,927	618	145
Consumer	481	610	570	528	340
	3,731	6,698	6,960	6,993	7,497
Loans charged off:
Commercial real estate	(1,180)	(746)	(64)	(1,239)	(2,569)
Multifamily real estate	—	—	—	(20)	—
Construction and land	—	(616)	(891)	(207)	(1,821)
Commercial business	(3,803)	(948)	(419)	(1,344)	(1,782)
Agricultural business, including secured by farmland	(2,374)	(567)	(746)	(179)	(248)
One- to four-family real estate	(38)	(375)	(1,225)	(885)	(2,139)
Consumer	(1,305)	(1,487)	(1,514)	(1,470)	(1,439)
	(8,700)	(4,739)	(4,859)	(5,344)	(9,998)
Net (charge-offs) recoveries	(4,969)	1,959	2,101	1,649	(2,501)
Balance, end of period	$89,028	$85,997	$78,008	$75,907	$74,258
Allowance for loan losses as a percent of total loans	1.17%	1.15%	1.07%	1.98%	2.17%
Net loan (charge-offs) recoveries as a percent of average outstanding loans during the period	(0.06)%	0.03%	0.04%	0.04%	(0.08)%
Allowance for loan losses as a percent of non-performing loans	329%	381%	512%	454%	300%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 16:  Allocation of Allowance for Loan Losses

	December 31
	2017		2016		2015		2014		2013
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Specific or allocated loss allowances (1):
Commercial real estate	$22,824	42.4%	$20,993	44.9%	$20,716	42.3%	$18,784	36.6%	$16,759	34.9%
Multifamily real estate	1,633	4.1	1,360	3.3	4,195	6.5	4,562	4.4	5,306	4.0
Construction and land	27,568	12.0	34,252	11.0	27,131	7.9	23,545	10.8	17,640	10.3
Commercial business	18,311	16.8	16,533	16.2	13,856	16.5	2,821	18.9	2,841	20.0
Agricultural business, including secured by farmland	4,053	4.4	2,967	5.0	3,645	5.1	8,447	6.2	11,486	6.7
One-to-four-family real estate	2,055	11.2	2,238	10.9	4,732	13.0	12,043	14.0	11,773	15.5
Consumer	3,866	9.1	4,104	8.7	902	8.7	483	9.1	1,335	8.6
Total allocated	80,310		82,447		75,177		70,685		67,140
Unallocated (1)	8,718	n/a	3,550	n/a	2,831	n/a	5,222	n/a	7,118	n/a
Total allowance for loan losses	$89,028	100.0%	$85,997	100.0%	$78,008	100.0%	$75,907	100.0%	$74,258	100.0%

(1)
We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectability is not reasonably assured).  The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Non-interest Income. The following table presents the key components of non-interest income for the years ended December 31, 2017, 2016, 2015 (dollars in thousands):

Table 17: Non-interest Income

	2017 compared to 2016				2016 compared to 2015
	2017	2016	Change Amount	Change Percent	2016	2015	Change Amount	Change Percent
Deposit fees and other service charges	$51,787	$49,156	$2,631	5.4%	$49,156	$40,607	$8,549	21.1%
Mortgage banking operations	20,880	25,552	(4,672)	(18.3)%	25,552	17,720	7,832	44.2%
Bank owned life insurance	4,618	4,538	80	1.8%	4,538	2,497	2,041	81.7%
Miscellaneous	8,985	6,001	2,984	49.7%	6,001	2,821	3,180	112.7%
	86,270	85,247	1,023	1.2%	85,247	63,645	21,602	33.9%
Net (loss) gain on sale of securities	(2,080)	843	(2,923)	(346.7)%	843	(540)	1,383	(256.1)%
Net change in valuation of financial instruments carried at fair value	(2,844)	(2,620)	(224)	8.5%	(2,620)	(813)	(1,807)	222.3%
Gain on sale of branches, including related loans and deposits	12,189	—	12,189	—%	—	—	—	—%
Total non-interest income	$93,535	$83,470	$10,065	12.1%	$83,470	$62,292	$21,178	34.0%

Non-interest income, which includes changes in the valuation of financial instruments carried at fair value, net gain on sale of securities and gain on sale of the Utah branches, as well as non-interest revenues from core operations, increased $10.1 million, or 12%, to $93.5 million for the year ended December 31, 2017, compared to $83.5 million for the year ended December 31, 2016.  This increase was primarily due to the strong growth in deposit fees and other service charges and the gain on the sale of the Utah branches partially offset by the decline in income from mortgage banking operations.  Excluding fair value adjustments, net gains on the sale of securities and the gain on the Utah Branch Sale, non-interest income from core operations increased $1.0 million to $86.3 million for the year ended December 31, 2017 compared to $85.2 million at December 31, 2016. Income from deposit fees and other service charges increased by $2.6 million, or 5%, to $51.8 million for the year ended December 31, 2017, compared to $49.2 million for the prior year. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased by $4.7 million to $20.9 million for the year ended December 31, 2017, compared to $25.6 million in the prior year. Sales of one- to four-family loans held for sale for the year ended December 31, 2017 resulted in gains of $15.2 million compared to $20.3 million for the year ended December 31, 2016. The decrease in gains on the sales of one- to four-family loans was primarily due to a decline in the volume of loans sold as well as both the increase in loans held for portfolio and decreased loan originations reflecting reduced refinancing activity. For the year ended December 31, 2017 sales of one- to four-family loans totaled $552.5 million compared to $682.8 million for the year ended December 31, 2016.  In addition, for the year ended December 31, 2017, mortgage banking revenues included $3.1 million of gains on the sale of multifamily loans compared to $3.3 million for the year ended December 31, 2016. The $3.0 million increase in miscellaneous income was primarily driven by a one-time gain of $2.5 million on the sale of a single loan that had been acquired a number of years ago as a partial settlement on a non-performing credit relationship and was carried at a significant discount to its contractual amount and eventual sale price. Security sales for the year ended December 31, 2017, largely related to the year-end balance sheet restructuring strategy, resulted in a loss of $2.1 million compared to a $843,000 gain for securities sold for the year ended December 31, 2016.

For the year ended December 31, 2017, we recorded a net loss of $2.8 million for changes in the valuation of financial instruments carried at fair value, compared to a net loss of $2.6 million for the year ended December 31, 2016.  The adjustments in 2017 primarily reflect changes in the valuation of certain investment securities, which resulted in $658,000 in net gains, as well as changes in the valuation of the junior subordinated debentures we have issued, which resulted in $3.5 million in charges, in each case largely as a result of increased market interest rates.  The net fair value losses in 2016 primarily reflected changes in the valuation of certain investment securities resulting in $376,000 in net losses and changes in the valuation of the junior subordinated debentures, which resulted in $2.7 million in charges.  As discussed more thoroughly in Note 18 of the Notes to the Consolidated Financial Statements, the valuation for many of these financial instruments has been difficult and more subjective in recent periods as current and reliable observable transaction data is very limited.

Non-interest Expense.  The following table represents key elements of non-interest expense for the years ended December 31, 2017, 2016, 2015 (dollars in thousands).

Table 18: Non-interest Expense

	2017 compared to 2016				2016 compared to 2015
	2017	2016	Change Amount	Change Percent	2016	2015	Change Amount	Change Percent
Salary and employee benefits	$192,096	$180,883	$11,213	6.2%	$180,883	$127,282	$53,601	42.1%
Less capitalized loan origination costs	(17,379)	(18,895)	1,516	(8.0)%	(18,895)	(14,379)	(4,516)	31.4%
Occupancy and equipment	47,866	45,000	2,866	6.4%	45,000	30,366	14,634	48.2%
Information/computer data services	17,245	19,281	(2,036)	(10.6)%	19,281	12,110	7,171	59.2%
Payment and card processing expenses	22,665	21,604	1,061	4.9%	21,604	16,430	5,174	31.5%
Professional services	17,534	8,120	9,414	115.9%	8,120	4,828	3,292	68.2%
Advertising and marketing	8,637	9,709	(1,072)	(11.0)%	9,709	7,649	2,060	26.9%
Deposit insurance	4,689	4,551	138	3.0%	4,551	3,189	1,362	42.7%
State/Municipal business and use taxes	2,594	3,516	(922)	(26.2)%	3,516	1,889	1,627	86.1%
REO operations	(2,030)	175	(2,205)	(1,260.0)%	175	397	(222)	55.9%
Amortization of core deposit intangibles	6,246	7,061	(815)	(11.5)%	7,061	3,164	3,897	123.2%
Miscellaneous	27,142	30,131	(2,989)	(9.9)%	30,131	17,565	12,566	71.5%
	$327,305	$311,136	$16,169	5.2%	$311,136	$210,490	$100,646	47.8%
Acquisition-related costs	$—	$11,733	$(11,733)	(100.0)%	$11,733	$26,110	$(14,377)	(55.1)%
Total non-interest expense	$327,305	$322,869	$4,436	1.4%	$322,869	$236,600	$86,269	36.5%
Non-interest expense for the year ended December 31, 2017 was $327.3 million, an increase of $4.4 million, or 1%, as compared to the same period in 2016. The increase was largely attributable to higher salary and employee benefits and costs for professional services mostly due to enhanced regulatory requirements attributable to compliance and risk management infrastructure build-out, which were partially offset by a decrease in acquisition-related costs. There were no acquisition-related costs added to non-interest expense in the current year compared to $11.7 million in the year ended December 31, 2016. Salaries and employee benefits expenses increased $11.2 million to $192.1 million for the year ended December 31, 2017 from $180.9 million for the year ended December 31, 2016, primarily reflecting incremental staffing associated with the build-out of the Company's compliance and risk management infrastructure as well as to a lesser extent normal salary and wage adjustments.  Occupancy and equipment expenses increased $2.9 million, or 6%, to $47.9 million in 2017, compared to $45.0 million in 2016. The increase in occupancy and equipment expense primarily reflects increased depreciation associated with equipment purchased for acquired locations and increased seasonal building repair and maintenance. Information and computer data services expense decreased $2.0 million, or 11%, to $17.2 million in the current year, compared to $19.3 million in the prior year, reflecting savings from post-acquisition systems integrations. Professional services expense increased $9.4 million to $17.5 million for the year ended December 31, 2017 from $8.1 million for the year ended December 31, 2016, largely due to increased consulting services related to enhanced regulatory requirements attributable to our compliance and risk management infrastructure build-out. REO operations for the year ended December 31, 2017 resulted in income of $2.0 million, compared to an expense of $175,000 in the prior year. The income in 2017 resulted primarily from $2.9 million of net gains on the sale of properties offset by the carrying costs related to repossessed properties. Miscellaneous expense decreased $3.0 million to $27.1 million for the year ended December 31, 2017 from $30.1 million, primarily due to the release of a $1.2 million reserve for possible losses on an unfunded commitment for a single credit relationship that was terminated in 2017.

Income Taxes. For the year ended December 31, 2017, we recognized $90.5 million in income tax expense for an effective rate of 59.8%, which reflects a $42.6 million revaluation of our net deferred tax asset as a result the passage of the 2017 Tax Act which reduced the federal statutory corporate income tax rate from 35% to 21% and higher pre-tax income. Our normal, expected blended federal and state statutory income tax rate was approximately 37% prior to the change in the corporate federal tax rate. Our new expected blended statutory income tax rate will be approximately 24%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state and local jurisdictions where we do business. For the year ended December 31, 2016, we recognized $44.3 million in income tax expense for an effective tax rate of 34.1% . For more information on income taxes and deferred taxes, see Note 12 of the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

For the year ended December 31, 2016 we had net income of $85.4 million, or $2.52 per diluted share. This compares to net income of $45.2 million, or $1.89 per diluted share, for the year ended December 31, 2015. The 2016 results reflect the first full year of earnings contribution from the operations acquired in the AmericanWest and Siuslaw acquisitions and lower acquisition-related expenses. Acquisition-related expenses were $11.7 million, or $0.22 per diluted share net of tax benefit, in 2016 compared to $26.1 million, or $0.76 per diluted share net of tax benefit, in 2015.

Our net interest income increased by $132.8 million to $375.1 million in 2016, primarily reflecting a full year contribution in 2016 of the operations acquired in the the AmericanWest and Siuslaw acquisitions and organic loan and deposit growth from the legacy Banner Bank franchise. Our operating results for the year ended December 31, 2016 also reflected an increase in non-interest income, as strong growth in deposit fees and other service charges and revenues from mortgage banking operations more than offset the adverse variance from changes in valuation of financial instruments carried at fair value. Excluding fair value adjustments and net gains on sale of securities, our non-interest income from core operations increased by $21.6 million to $85.2 million for the year ended December 31, 2016 compared to $63.6 million the preceding year, primarily as a result of an $8.5 million increase in deposit fees and other service charges and a $7.8 million increase in mortgage banking operations. This increase in non-interest income from core operations, coupled with the increase in net interest income, produced an increase of $154.4 million, or 50%, in revenue from core operations to $460.3 million for the year ended December 31, 2016 compared to $305.9 million for the year ended December 31, 2015. Non-interest expense increased to $322.9 million for the year ended December 31, 2016 compared with $236.6 million for the year ended December 31, 2015 largely as a result of a full year's expense associated with operating the branches acquired in the AmericanWest acquisition on October 1, 2015 and the Siuslaw Bank branches acquired in March 2015 as well as generally increased compensation, occupancy and payment and card processing services reflecting increased transaction volume.

Net Interest Income. Net interest income before provision for loan losses increased by $132.8 million, or 55%, to $375.1 million for the year ended December 31, 2016, compared to $242.3 million one year earlier largely reflecting the acquisitions and continued new client acquisition. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans received in Banner's acquisitions, which is accreted into loan interest income, as well as by net premiums on non-market-rate certificate of deposit liabilities assumed which are amortized as a reduction to deposit interest expense. The net interest margin of 4.20% for the year ended December 31, 2016 was ten basis points higher than the prior year and included 16 basis points from acquisition accounting adjustments, compared to eight basis point from acquisition accounting adjustments in 2015. The average yield on interest-earning assets for the year ended December 31, 2016 of 4.38% was seven basis points greater compared to the prior year as favorable purchase accounting adjustments and changes in the mix of earning assets offset the impact of the low interest rate environment on loan yields. Funding costs were lower, as the average cost of funding liabilities decreased by three basis points to 0.19% as compared to the prior year. As a result of the lower funding liability costs and the seven point increase in the yield on interest earning assets, the net interest spread increased to 4.19% for the year ended December 31, 2016 compared to 4.09% for the prior year.

Interest Income. Interest income for the year ended December 31, 2016 was $391.5 million, compared to $254.4 million for the prior year, an increase of $137.1 million, or 54%. The increase in interest income occurred as a result of the significant increase in the average balances of interest-earning assets. The average balance of interest-earning assets was $8.93 billion for the year ended December 31, 2015, an increase of$3.03 billion, or 51%, compared to $5.90 billion one year earlier. The yield on average interest-earning assets was 4.38% for the year ended December 31, 2016 compared to 4.31% for the year ended December 31, 2015. The increased yield on earning assets reflected a larger positive impact of the purchase accounting loan discount accretion, as well as improvement in securities yields and changes in the asset mix. Loan yields increased six basis points to 4.84% for the year ended December 31, 2016 compared to 4.78% in the preceding year, reflecting a 17 basis point positive impact from loan discount accretion in 2016 compared to a nine basis point positive impact in 2015 partially offset by the continuing reduction in contractual loan yields due to the low interest rate environment. Average loans receivable for the year ended December 31, 2016 increased $2.47 billion, or 50%, to $7.43 billion, compared to $4.96 billion for the prior year. Interest income on loans increased by $122.3 million, or 52%, to $359.6 million for the year ended December 31, 2016, from $237.3 million for the prior year, reflecting the impact of the $2.47 billion increase in average loan balances and the six basis point increase in the average yield on loans.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock increased to $1.50 billion for the year ended December 31, 2016 (excluding the effect of fair value adjustments), compared to $941.0 million for the year ended December 31, 2015, accounting for most of the $14.7 million increase in interest and dividend income compared to the prior year. The average yield on the combined portfolio increased to 2.13% for the year ended December 31, 2016, from 1.82% for the prior year. Portfolio yields improved as a result of the full year impact of the higher interest rates on the securities acquired in the AmericanWest acquisition. For the year ended December 31, 2016, the average yield on mortgage-backed securities increased 23 basis points to 2.08% compared to the prior year, while the yield on other securities increased 15 basis points to 2.60% compared to the prior year.

Interest Expense. Interest expense for the year ended December 31, 2016 was $16.4 million, compared to $12.2 million for the prior year, an increase of $4.3 million, or 35%. The increase in interest expense occurred as a result of a $2.95 billion, or 54%, increase in average funding liabilities, partially offset by a three basis point decrease in the average cost of all funding liabilities to 0.19% for the year ended December 31, 2016, from 0.22% for the year ended December 31, 2015. This increase in average funding liabilities reflected increases in core deposits, including non-interest-bearing deposits and interest-bearing transaction and savings accounts, as the result of the 2015 bank acquisitions as well as organic growth. The growth in non-interest-bearing deposits and other core deposits significantly contributed to our reduced funding costs in 2016.

Deposit interest expense increased $2.7 million, or 32%, to $11.1 million for the year ended December 31, 2016 compared to $8.4 million for the prior year as a result of a $2.84 billion, or 54%, increase in the average balance of deposits, partially offset by a two basis point decrease in the cost of deposits. Average deposit balances increased to $8.05 billion for the year ended December 31, 2016, from $5.21 billion for the year ended December 31, 2015, while the average rate paid on deposit balances decreased to 0.14% in the year ended December 31, 2016 from 0.16% for the prior year. The cost of interest-bearing deposits decreased by two basis points to 0.22% for the year ended December 31, 2016 compared to 0.24% in the prior year. Also contributing to the decrease in total deposit costs was a $1.27 billion increase in the average balances of non-interest-bearing accounts during 2016. In addition, amortization of acquisition accounting net premiums on certificates of deposit reduced the cost of deposits by eight basis point for the year ended December 31, 2016, compared to six basis points in 2015.

Average total borrowings increased to $390.5 million for the year end December 31, 2016, compared to $276.6 million for the prior year. The increase in average total borrowings was largely due to a $92.1 million increase in average FHLB advances. The increase in the average balance of total borrowings was primarily responsible for the $1.5 million increase in the related interest expense to $5.3 million for the year ended December 31, 2016, from $3.8 million in the prior year. The average rate on total borrowings remained unchanged from the prior year despite higher market interest rates, particularly for our junior subordinated debentures, as lower costing FHLB advances and other borrowings comprised a higher percentage of our total borrowing mix, stabilizing the average rate paid on total borrowings between the two years.

Provision and Allowance for Loan Losses. We recorded net recoveries of $2.0 million for the year ended December 31, 2016, compared to net recoveries of $2.1 million for the prior year, while non-performing loans increased by $7.4 million during the year to $22.6 million at December 31, 2016, compared to $15.2 million at December 31, 2015. A comparison of the allowance for loan losses at December 31, 2016 and 2015 reflects an increase of $8.0 million, or 10%, to $86.0 million at December 31, 2016, from $78.0 million at December 31, 2015. Included in our allowance at December 31, 2016 was an unallocated portion of $3.6 million, which was based upon our evaluation of various factors that were not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 1.15% at December 31, 2016, compared to 1.07% at December 31, 2015.

Non-interest Income.  Non-interest income, including changes in the valuation of financial instruments carried at fair value and net gain on sale of securities, as well as non-interest revenues from core operations, increased $21.2 million, or 34%, to $83.5 million for the year ended December 31, 2016, compared to $62.3 million for the year ended December 31, 2015. This increase was primarily due to the strong growth in deposit fees and other service charges and mortgage banking operations. Reflecting a full year of transaction account activity from the deposit accounts acquired in the 2015 bank acquisitions as well as organic growth, income from deposit fees and other service charges increased by $8.5 million, or 21%, to $49.2 million for the year ended December 31, 2016, compared to $40.6 million for the prior year. Mortgage banking revenues increased by $7.8 million to $25.6 million for the year ended December 31, 2016, compared to $17.7 million in the prior year. Sales of one-to-four family loans held for sale for the year ended December 31, 2016 totaled $682.8 million compared to $610.4 million for the year ended December 31, 2015, reflecting increased refinancing activity, as well as a strong home purchase market and our increased market presence. In addition, for the year ended December 31, 2016, mortgage banking revenues included $3.3 million of gains on the sale of multifamily loans which were originated by our multifamily production unit that was acquired in the AmericanWest acquisition. For the year ended December 31, 2016, we recorded a net loss of $2.6 million for changes in the valuation of financial instruments carried at fair value, compared to a net loss of $813,000 for the year ended December 31, 2015. The adjustments in 2016 primarily reflected changes in the valuation of certain investment securities, which resulted in $376,000 in net losses, as well as changes in the valuation of the junior subordinated debentures we have issued, which resulted in $2.7 million in charges. The net fair value losses in 2015 primarily reflected changes in the valuation of certain investment securities resulting in $2.0 million in net gains and changes in the valuation of the junior subordinated debentures, which resulted in $2.7 million in charges.

Non-interest Expense. Non-interest expense for the year ended December 31, 2016 was $322.9 million, an increase of $86.3 million, or 36%, as compared to the same period in 2015. The increase was largely as a result of the costs associated with operating the branches acquired from AmericanWest, as well as generally increased salary and employee benefit costs, payment and card processing expenses, and occupancy and equipment expenses, which were partially offset by an increase in the credit for capitalized loan origination costs. Acquisition-related costs added $11.7 million in the current year compared to $26.1 million in the year ended December 31, 2015. Salary and employee benefit expenses increased $53.6 million to $180.9 million for the year ended December 31, 2016 from $127.3 million for the year ended December 31, 2015, primarily reflecting additional staffing as a result of our acquisitions and to a lesser extent normal salary and wage adjustments, partially offset by a $4.5 million increase in the amount of the credit for capitalized loan origination costs, reflecting an increase in loan originations. Payment and card processing expenses increased by $5.2 million, reflecting the significant growth in core deposits and account activity from acquisitions and organic growth. Occupancy and equipment expenses increased $14.6 million, or 48%, to $45.0 million in 2016, compared to $30.4 million in 2015 largely as a result of the branches and support facilities acquired in 2015. Information and computer data services expense increased $7.2 million, or 59%, to $19.3 million in the current year, compared to $12.1 million in the prior year, reflecting additional costs required for expanding systems and operations associated with the bank acquisitions in 2015. REO operations for the year ended December 31, 2016 resulted in expense of $175,000, compared to expense of $397,000 in the prior year, and included $876,000 of valuation adjustments and $1.8 million of net gains on the sale of properties in addition to the carrying costs related to repossessed properties. Miscellaneous expense increased $12.6 million to $30.1 million for the year ended December 31, 2016 from $17.6 million, reflecting higher general expenses associated with the increased scale of the Company.
Income Taxes. For the year ended December 31, 2016, we recognized $44.3 million in income tax expense for an effective rate of 34.1%, which reflected our normal statutory rate reduced by the impact of tax-exempt income and certain tax credits. For the year ended December 31, 2015, we recognized $22.7 million in income tax expense for an effective tax rate of 33.5% with proportionally less of our income subject to state income taxes compared to 2016.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2017, our loans with interest rate floors totaled approximately $2.45 billion and had a weighted average floor rate of 4.65% compared to a current average note rate of 5.08%.

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

The following table sets forth as of December 31, 2017, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Table 19: Interest Rate Risk Indicators

	December 31, 2017
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$20,217	5.2%	$55,978	7.1%	$(362,472)	(16.7)%
+300	18,709	4.8	51,234	6.5	(261,707)	(12.0)
+200	14,351	3.7	40,027	5.1	(146,014)	(6.7)
+100	8,251	2.1	23,545	3.0	(53,328)	(2.5)
0	—	—	—	—	—	—
-25	(4,473)	(1.1)	(11,384)	(1.5)	4,126	0.2

(1)
Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The current targeted federal funds rate is between 1.25% and 1.50%.

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

Table 20, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2017 and 2016.  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2017, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.37 billion, representing a one-year cumulative gap to total assets ratio of 24.31%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of December 31, 2017 and 2016 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

The following table provides a GAP analysis as of December 31, 2017 (dollars in thousands):

Table 20:  Interest Sensitivity Gap

	December 31, 2017
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$575,519	$62,299	$94,624	$13,433	$7,777	$2,084	$755,736
Fixed-rate mortgage loans	281,930	157,695	412,734	330,994	393,340	14,913	1,591,606
Adjustable-rate mortgage loans	865,975	317,456	947,102	757,644	289,199	5,005	3,182,381
Fixed-rate mortgage-backed securities	42,615	44,385	178,799	140,448	302,710	84,625	793,582
Adjustable-rate mortgage-backed securities	67,449	276	5,000	495	2,876	—	76,096
Fixed-rate commercial/agricultural loans	104,394	90,298	214,312	58,235	31,386	6,477	505,102
Adjustable-rate commercial/agricultural loans	850,140	17,751	54,305	24,196	10,989	—	957,381
Consumer and other loans	396,693	48,544	111,615	23,661	18,258	36,160	634,931
Investment securities and interest-earning deposits	124,959	16,619	71,355	46,798	73,772	49,326	382,829
Total rate sensitive assets	3,309,674	755,323	2,089,846	1,395,904	1,130,307	198,590	8,879,644
Interest-bearing liabilities: (2)
Interest-bearing checking accounts	134,420	59,937	198,435	145,950	218,716	213,677	971,135
Regular savings	201,804	105,009	337,913	239,016	344,698	329,060	1,557,500
Money market deposit accounts	160,664	108,013	346,792	242,076	332,108	232,660	1,422,313
Certificates of deposit	449,669	235,890	239,639	39,534	2,193	—	966,925
FHLB advances	6	6	25	28	85	53	203
Other borrowings	5,000	—	—	—	—	—	5,000
Trust preferred securities	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	90,860	—	—	—	—	—	90,860
Total rate sensitive liabilities	1,182,635	508,855	1,122,804	666,604	897,800	775,450	5,154,148
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,127,039	$246,468	$967,042	$729,300	$232,507	$(576,860)	$3,725,496
Cumulative excess of interest-sensitive assets	$2,127,039	$2,373,507	$3,340,549	$4,069,849	$4,302,356	$3,725,496	$3,725,496
Cumulative ratio of interest-earning assets to interest-bearing liabilities	279.86%	240.32%	218.70%	216.92%	198.26%	172.28%	172.28%
Interest sensitivity gap to total assets	21.79%	2.52%	9.90%	7.47%	2.38%	(5.91)%	38.16%
Ratio of cumulative gap to total assets	21.79%	24.31%	34.22%	41.69%	44.07%	38.16%	38.16%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(807.6) million, or (8.27%) of total assets at December 31, 2017.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 17, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the years ended December 31, 2017, 2016 and 2015, our loan originations exceeded our loan repayments by $985.7 million, $1.11 billion and $741.7 million, respectively.  During those periods we purchased loans of $306.9 million, $314.3 million and $323.5 million, respectively. This activity was funded primarily by sales of loans and increased deposits.  During the years ended December 31, 2017, 2016 and 2015, we sold $1.12 billion, $1.11 billion, and $801.6 million, respectively, of loans.  Securities purchased during the years ended December 31, 2017, 2016 and 2015 totaled $844.7 million, $305.2 million, and $161.7 million, respectively, and securities repayments, maturities and sales in those periods were $724.6 million, $583.9 million, and $373.0 million, respectively.

Our primary financing activity is gathering deposits. Largely as a result of the increase in non-interest-bearing transaction accounts partially offset by a planned decrease in certificates of deposit and the sale of the seven Utah branches and transfer of $160.3 million of related deposits, our deposits increased by $62.0 million during the year ended December 31, 2017. Deposits increased by $66.3 million during the year ended December 31, 2016. Our core deposits have continued to increase as a result of our increased marketing focus on retail deposits and our pricing decisions designed to shift our deposit portfolio into lower cost checking, savings and money market accounts and allow higher rate certificates of deposit to run-off.  Certificates of deposits are generally more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time. At December 31, 2017, certificates of deposit amounted to $966.9 million, or 12% of our total deposits, including $685.6 million which were scheduled to mature within one year.  Certificates of deposit declined from 13% of our total deposits at December 31, 2016, and 17% of total deposits at December 31, 2015, reflecting our efforts to shift the portfolio mix into lower cost core deposits.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) decreased $54.0 million for the year ended December 31, 2017, after decreasing $78.6 million for the year ended December 31, 2016 due to a reduction in short-term borrowing.  Other borrowings at December 31, 2017 decreased $9.8 million to $95.9 million following an increase of $7.4 million in 2016.  FHLB advances decreased during 2017 as increased deposits were used to fund a larger portion of the balance sheet and loans held for sale were reduced.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2017, 2016 and 2015, we used our sources of funds primarily to fund loan commitments, purchase securities and pay maturing savings certificates and deposit withdrawals.  At December 31, 2017, we had outstanding commitments to extend credit, originate loans and for letters of credit totaling $2.43 billion.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at December 31, 2017 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $3.55 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $98.7 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $169,000 at December 31, 2017.  In addition, Banner Bank has been approved for participation in the FRBSF's Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $1.15 billion as of December 31, 2017, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at December 31, 2017 or 2016. At December 31, 2017, Banner Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $110.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2017. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At December 31, 2017, Banner Corporation (on an unconsolidated basis) had liquid assets of $44.9 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards. During the year ended December 31, 2017, total equity decreased $33.1 million to $1.27 billion. At December 31, 2017, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.01 billion, or 10.61% of tangible assets. See the discussion and reconciliation of non-GAAP financial information above in the Executive Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation for more detailed information with respect to tangible common shareholders’ equity. Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Banks now have to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount greater than 2.5% of risk-weighted assets in January 2019. At December 31, 2017, Banner Corporation and the Banks each exceeded all current regulatory capital requirements.

The following table shows the regulatory capital ratios of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2017.

Table 21:  Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank	Islanders Bank
Total capital to risk-weighted assets	13.81%	12.83%	16.39%
Tier 1 capital to risk-weighted assets	12.77	11.79	15.18
Tier 1 capital to average leverage assets	11.34	10.53	10.65
Tier 1 common equity to risk-weighted assets	11.30	11.79	15.18

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

Contractual Obligations

The following table shows the obligations of Banner Corporation and its subsidiaries as of December 31, 2017 by maturity (in thousands):

Table 22: Contractual Obligations

	One Year or Less	After One to Three Years	After Three to Five Years	After Five Years	Total
Advances from Federal Home Loan Bank	$—	$—	$—	$169	$169
Junior subordinated debentures	—	—	—	140,212	140,212
Repurchase agreements	95,860	—	—	—	95,860
Certificates of Deposit	685,592	239,466	39,677	2,202	966,937
Operating lease obligations	16,029	25,279	16,825	13,926	72,059
Purchase obligation	17,711	14,653	6,086	384	38,834
Total	$815,192	$279,398	$62,588	$156,893	$1,314,071

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  For the year ended December 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2017.

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

(d) Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Banner and its subsidiaries that were in effect at December 31, 2017:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock and unit grants	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2012 Restricted Stock and Incentive Bonus Plan	7,299	n/a	29,301
2014 Omnibus Incentive Plan	294,778	n/a	493,683
	302,077		522,984
Equity compensation plans not approved by security holders	—		—
Total	302,077		522,984

There were no shares tendered in connection with option exercises during the years ended December 31, 2017 and 2016, respectively. Restricted shares canceled to pay withholding taxes totaled 29,579 and 25,628 during the years ended December 31, 2017 and 2016, respectively.

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

ITEM 14 – Principal Accounting Fees and Services

The information required by this item contained under the section captioned “Proposal 4– Ratification of Selection of Independent Auditor” in the Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

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

Banner Corporation

Date: February 23, 2018	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Lloyd W. Baker
Mark J. Grescovich	Lloyd W. Baker
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 23, 2018	Date: February 23, 2018

/s/ John R. Layman	/s/ Robert D. Adams
John R. Layman	Robert D. Adams
Director	Director
Date: February 23, 2018	Date: February 23, 2018

/s/ Connie R. Collingsworth	/s/ David I. Matson
Connie R. Collingsworth	David I. Matson
Director	Director
Date: February 23, 2018	Date: February 23, 2018

/s/ Gary Sirmon	/s/ Merline Saintil
Gary Sirmon	Merline Saintil
Chairman of the Board	Director
Date: February 23, 2018	Date: February 23, 2018

/s/ Brent A. Orrico	/s/ Gordon E. Budke
Brent A. Orrico	Gordon E. Budke
Director	Director
Date: February 23, 2018	Date: February 23, 2018

/s/ Michael M. Smith	/s/ David A. Klaue
Michael M. Smith	David A. Klaue
Director	Director
Date: February 23, 2018	Date: February 23, 2018

/s/ Roberto R. Herencia
Roberto R. Herencia
Director
Date: February 23, 2018

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

February 23, 2018

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

Mark J. Grescovich, Chief Executive Officer
Lloyd W. Baker, Chief Financial Officer

Management Report on Internal Control over Financial Reporting

February 23, 2018

The management of Banner Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment and those criteria, we believe that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.

The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2017 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Banner Corporation and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Portland, Oregon
February 23, 2018

We have served as the Company’s auditor since 2004.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2017 and 2016

ASSETS	2017	2016
Cash and due from banks	$199,624	$177,083
Interest bearing deposits	61,576	70,636
Total cash and cash equivalents	261,200	247,719
Securities—trading, amortized cost $27,246 and $30,154, respectively	22,318	24,568
Securities—available-for-sale, amortized cost $926,112 and $811,847, respectively	919,485	806,428
Securities—held-to-maturity, fair value $262,188 and $270,528, respectively	260,271	267,873
Federal Home Loan Bank (FHLB) stock	10,334	12,506
Loans held for sale (includes $32.4 million and $9.6 million, respectively, at fair value)	40,725	246,353
Loans receivable	7,598,884	7,451,148
Allowance for loan losses	(89,028)	(85,997)
Net loans	7,509,856	7,365,151
Accrued interest receivable	31,259	30,178
Real estate owned (REO), held for sale, net	360	11,081
Property and equipment, net	154,815	166,481
Goodwill	242,659	244,583
Other intangible assets, net	22,655	30,162
Bank-owned life insurance (BOLI)	162,668	158,936
Deferred tax assets, net	71,427	127,694
Other assets	53,177	53,955
Total assets	$9,763,209	$9,793,668
LIABILITIES
Deposits:
Non-interest-bearing	$3,265,544	$3,140,451
Interest-bearing transaction and savings accounts	3,950,950	3,935,630
Interest-bearing certificates	966,937	1,045,333
Total deposits	8,183,431	8,121,414
Advances from FHLB at fair value	202	54,216
Other borrowings	95,860	105,685
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	98,707	95,200
Accrued expenses and other liabilities	71,344	71,369
Deferred compensation	41,039	40,074
Total liabilities	8,490,583	8,487,958
COMMITMENTS AND CONTINGENCIES (Note 23)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 32,626,456 shares issued and outstanding at December 31, 2017; 33,108,599 shares issued and outstanding at December 31, 2016	1,185,919	1,213,225
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; 100,029 shares issued and outstanding at December 31, 2017; 84,788 shares issued and outstanding at December 31, 2016	1,208	612
Retained earnings	90,535	95,328
Accumulated other comprehensive loss	(5,036)	(3,455)
Carrying value of shares held in trust for stock related compensation plans	(7,351)	(7,283)
Liability for common stock issued for stock related compensation plans	7,351	7,283
Total shareholders' equity	1,272,626	1,305,710
Total liabilities and shareholders' equity	$9,763,209	$9,793,668
See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share amounts)
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
INTEREST INCOME:
Loans receivable	$374,449	$359,612	$237,292
Mortgage-backed securities	24,535	19,328	9,049
Securities and cash equivalents	13,300	12,537	8,092
Total interest income	412,284	391,477	254,433
INTEREST EXPENSE:
Deposits	12,273	11,105	8,385
FHLB advances	1,908	953	311
Other borrowings	317	310	211
Junior subordinated debentures	4,752	4,040	3,247
Total interest expense	19,250	16,408	12,154
Net interest income before provision for loan losses	393,034	375,069	242,279
PROVISION FOR LOAN LOSSES	8,000	6,030	—
Net interest income	385,034	369,039	242,279
NON-INTEREST INCOME
Deposit fees and other service charges	51,787	49,156	40,607
Mortgage banking operations	20,880	25,552	17,720
BOLI	4,618	4,538	2,497
Miscellaneous	8,985	6,001	2,821
	86,270	85,247	63,645
Net (loss) gain on sale of securities	(2,080)	843	(540)
Net change in valuation of financial instruments carried at fair value	(2,844)	(2,620)	(813)
Gain on sale of branches, including related loans and deposits	12,189	—	—
Total non-interest income	93,535	83,470	62,292
NON-INTEREST EXPENSE:
Salary and employee benefits	192,096	180,883	127,282
Less capitalized loan origination costs	(17,379)	(18,895)	(14,379)
Occupancy and equipment	47,866	45,000	30,366
Information/computer data services	17,245	19,281	12,110
Payment and card processing expenses	22,665	21,604	16,430
Professional services	17,534	8,120	4,828
Advertising and marketing	8,637	9,709	7,649
Deposit insurance	4,689	4,551	3,189
State/municipal business and use taxes	2,594	3,516	1,889
REO operations	(2,030)	175	397
Amortization of core deposit intangibles	6,246	7,061	3,164
Miscellaneous	27,142	30,131	17,565
	327,305	311,136	210,490
Acquisition related costs	—	11,733	26,110
Total non-interest expense	327,305	322,869	236,600
Income before provision for income taxes	151,264	129,640	67,971
PROVISION FOR INCOME TAXES	90,488	44,255	22,749
NET INCOME	$60,776	$85,385	$45,222

Earnings per common share
Basic	$1.85	$2.52	$1.90
Diluted	$1.84	$2.52	$1.89
Cumulative dividends declared per common share	$2.00	$0.88	$0.72

Weighted average number of common shares outstanding:
Basic	32,888,007	33,820,148	23,801,373
Diluted	32,986,707	33,853,511	23,866,621
See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
NET INCOME	$60,776	$85,385	$45,222
OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES:
Unrealized holding loss on securities—available-for-sale arising during the period	(3,318)	(3,940)	(645)
Income tax benefit related to securities—available-for-sale unrealized holding losses	1,182	1,414	249
Reclassification for net (gains) losses on securities—available-for-sale realized in earnings	2,109	(311)	(119)
Income tax (benefit) expense related to securities—available-for-sale realized (gains) losses	(759)	112	43
Other comprehensive loss	(786)	(2,725)	(472)
COMPREHENSIVE INCOME	$59,990	$82,660	$44,750

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)
For the Years Ended December 31, 2017, 2016 and 2015

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, January 1, 2015	19,571,548	$568,882	$14,264	$(258)	$582,888
Net income			45,222		45,222
Other comprehensive loss				(472)	(472)
Accrual of dividends on common stock ($0.72/share-cumulative)			(19,871)		(19,871)
Proceeds from issuance of common stock for shareholder reinvestment program	810	34			34
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	120,043	3,088			3,088
Excess tax benefits on stock-based compensation		397			397
Issuance of shares for acquisitions	14,549,854	688,773			688,773
Balance, December 31, 2015	34,242,255	$1,261,174	$39,615	$(730)	$1,300,059

Balance, January 1, 2016	34,242,255	$1,261,174	$39,615	$(730)	$1,300,059
Net income			85,385		85,385
Other comprehensive loss				(2,725)	(2,725)
Accrual of dividends on common stock ($0.88/share-cumulative)			(29,672)		(29,672)
Repurchase of common stock	(1,145,250)	(50,772)			(50,772)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	96,382	3,401			3,401
Excess tax benefit on stock-based compensation		34			34
Balance, December 31, 2016	33,193,387	$1,213,837	$95,328	$(3,455)	$1,305,710

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(continued) (in thousands, except shares)
For the Years Ended December 31, 2017, 2016 and 2015

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, January 1, 2017	33,193,387	$1,213,837	$95,328	$(3,455)	$1,305,710
Net income			60,776		60,776
Other comprehensive loss				(786)	(786)
Reclassification of stranded tax effects from accumulated other comprehensive loss to retained earnings			795	(795)	—
Accrual of dividends on common stock ($2.00/share-cumulative)			(66,364)		(66,364)
Repurchase of common stock	(545,166)	(31,045)			(31,045)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	78,264	4,335			4,335
Balance, December 31, 2017	32,726,485	$1,187,127	$90,535	$(5,036)	$1,272,626

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$60,776	$85,385	$45,222
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation	14,701	13,464	9,957
Deferred income and expense, net of amortization	1,972	(1,323)	(1,534)
Amortization of core deposit intangibles	6,246	7,061	3,164
Loss (gain) on sale of securities, net	2,080	(843)	540
Net change in valuation of financial instruments carried at fair value	2,844	2,620	813
Purchases of securities—trading	—	(1,725)	(6,338)
Proceeds from sales of securities—trading	1,258	7,839	4,419
Principal repayments and maturities of securities—trading	1,849	3,746	9,535
Gain on sale of branches, including related loans and deposits	(12,189)	—	—
Decrease (increase) in deferred taxes	56,267	7,883	(3,906)
Decrease in current taxes payable	(2,965)	(2,184)	(1,519)
Equity-based compensation	5,965	4,305	4,334
Increase in cash surrender value of BOLI	(4,057)	(4,507)	(2,481)
Gain on sale of loans, net of capitalized servicing rights	(15,225)	(17,713)	(10,716)
Gain on disposal of real estate held for sale and property and equipment	(4,295)	(1,389)	(391)
Provision for loan loss	8,000	6,030	—
Provision for real estate held for sale	256	876	216
Origination of loans held for sale	(807,137)	(1,063,328)	(709,035)
Proceeds from sales of loans held for sale	1,027,989	880,890	677,166
Net change in:
Other assets	2,546	3,759	(7,319)
Other liabilities	(179)	(6,664)	4,090
Net cash provided from (used by) operating activities	346,702	(75,818)	16,217
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(838,247)	(243,115)	(141,989)
Principal repayments and maturities of securities—available-for-sale	187,080	191,534	113,431
Proceeds from sales of securities—available-for-sale	522,564	369,755	232,620
Purchases of securities—held-to-maturity	(6,490)	(60,344)	(13,357)
Principal repayments and maturities of securities—held-to-maturity	11,817	11,009	12,978
Loan originations, net of repayments	(178,609)	(46,042)	(32,675)
Purchases of loans and participating interest in loans	(306,937)	(314,301)	(323,533)
Proceeds from sales of other loans	92,010	233,419	124,407
Net cash received from acquisitions and branch divestitures	113,222	—	24,208
Purchases of property and equipment	(12,244)	(16,239)	(12,072)
Proceeds from sale of real estate held for sale and sale of other property	20,121	14,513	4,740
Proceeds from FHLB stock repurchase program	118,304	80,681	48,843
Purchase of FHLB stock	(116,132)	(77,130)	(23,634)
Other	254	2,707	1,092
Net cash (used by) provided from investing activities	(393,287)	146,447	15,059
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (in thousands)
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
FINANCING ACTIVITIES:
Increase in deposits, net	222,334	66,346	226,821
Proceeds from FHLB advances	150,000	—	—
Repayment of long term FHLB borrowing	(150,009)	(95,009)	(8)
Advances, net of (repayments) of overnight and short-term FHLB borrowings	(54,000)	16,400	(120,400)
(Decrease) increase in other borrowings, net	(9,825)	7,360	16,140
Cash dividends paid	(65,759)	(28,282)	(17,170)
Cash proceeds from issuance of shares for shareholder reinvestment plan	—	—	34
Cash paid for repurchase of common stock	(31,045)	(50,772)	—
Taxes paid related to net share settlement for equity awards	(1,630)	(870)	(848)
Net cash provided from (used by) financing activities	60,066	(84,827)	104,569
NET CHANGE IN CASH AND CASH EQUIVALENTS	13,481	(14,198)	135,845
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	247,719	261,917	126,072
CASH AND CASH EQUIVALENTS, END OF YEAR	$261,200	$247,719	$261,917

	2017	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$18,875	$16,722	$12,252
Taxes paid in cash	35,500	36,153	27,256
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	10	9,146	4,456
Dividends accrued but not paid until after period end	8,226	7,662	6,271
ACQUISITIONS (DISPOSITIONS):
Assets acquired (disposed)	(259,398)	—	4,829,748
Liabilities assumed (transferred)	(160,465)	—	4,249,751

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of two wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its headquarters in Walla Walla, Washington and, as of December 31, 2017, its 175 branch offices located in Washington, Oregon, California and Idaho. Banner Bank also has 13 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (DFI) and the Federal Deposit Insurance Corporation (the FDIC).

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

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2017 for potential recognition or disclosure.

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

Use of Estimates:  In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangible assets, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation or recognition of deferred tax assets and liabilities and (vii) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent Notes to the Consolidated Financial Statements.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

Securities: Securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity.  Securities classified as available-for-sale are available for future liquidity requirements and may be sold prior to maturity.  Securities classified as trading are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity and, if appropriate, any other-than-temporary impairment losses.  Securities classified as available-for-sale are recorded at fair value.  Unrealized holding gains and losses on securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (AOCI), a component of shareholders’ equity, until realized.  Securities classified as trading are also recorded at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.  (See Note 18 for a more complete discussion of accounting for the fair value of financial instruments.)  Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are recognized in earnings as realized losses.  Realized gains and losses on sale are computed on the specific identification method and are included in earnings on the trade date sold.

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

For debt securities, if the Company intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If the Company does not intend to sell the security and it is not likely that the Company will be required to sell the security but the Company does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to AOCI.  Impairment losses related to all other factors are presented as separate categories within AOCI.

For investment securities transferred from held-to-maturity to available-for-sale, unrealized gains or losses from the time of transfer are accreted or amortized over the remaining life of the debt security based on the amount and timing of future estimated cash flows.  The accretion or amortization of the amount recorded in AOCI increases the carrying value of the investment and does not affect earnings.

Investment in FHLB Stock: At December 31, 2017, the Banks had $10.3 million in FHLB of Des Moines stock (FHLB stock), compared to $12.5 million at December 31, 2016. The Banks' investments in FHLB stock are generally viewed as a long-term investment and are carried at par value ($100 per share), which reasonably approximates its fair value. FHLB stock does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.

Management periodically evaluates FHLB stock for impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is no impairment on the FHLB stock investment as of December 31, 2017.

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

Some of the Company’s loans are reported as troubled debt restructures (TDRs).  Loans are reported as TDRs when the Banks grant a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk.  As a result of these concessions, loans identified as TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  TDRs are accounted for in accordance with the Banks’ impaired loan accounting policies.

Loans Held for Sale. Residential one- to four-family and multifamily mortgage loans originated with the intent to be sold in the secondary market are considered held for sale. Residential one- to four-family loans under best effort delivery commitments are carried at the lower of aggregate cost or estimated market value. Residential one- to four-family loans under mandatory delivery commitments are carried at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans. Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. As of December 31, 2016, multifamily held for sale loans were carried at the lower of aggregate cost or estimated market value. During 2017, the Company elected fair value accounting on newly originated multifamily held for sale loans; as a result, as of December 31, 2017, multifamily held for sale loans are carried at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans. Fair values for multifamily loans held for sale are calculated based on discounted cash flows using a discount rate that is a combination of market spreads for similar loan types added to selected index rates. Net unrealized losses on loans held for sale that are carried at lower of cost or market are recognized through the valuation allowance by charges to income.  Non-refundable fees and direct loan origination costs related to loans held for sale are recognized as part of the cost basis of the loan. Gains and losses on sales of loans held for sale are determined using the specific identification method and are recorded in the mortgage banking operations component of non-interest income.

Acquired Loans: Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired (PCI) loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI pool's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the pool using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company's estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

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

Goodwill: Goodwill represents the excess of the purchase consideration over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the fair value exceeds the carry amount then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit. The impairment loss would be recognized as a charge to earnings. The disposal of a portion of a reporting unit that meets the definition of a business requires goodwill to be allocated for purposes of determining the gain or loss on disposal. Since the sale of the Utah branches met the definition of a business, goodwill was allocated to the sale based on the fair value of the Utah branches compared to the relative fair value of the reporting unit.

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

Mortgage Servicing Rights: Servicing assets are recognized as separate assets when rights are acquired through purchase or sale of loans.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.  For sales of mortgage loans, the value of the servicing right is estimated and capitalized.  Fair values are estimated based on an independent dealer analysis of discounted cash flows. Capitalized servicing rights are reported in other assets and are amortized into mortgage banking operations in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  Banner Bank is a party to $7.1 million ($4.4 million designated in a hedge relationship) in notional amounts of interest rate swaps at December 31, 2017.  Some of these swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  In addition, Banner Bank uses an interest rate swap program for commercial loan customers that provides the client with a variable rate loan and enters into an interest rate swap allowing them to effectively fix their loan interest rates.  These customer swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  At December 31, 2017, Banner Bank had $282.3 million in notional amounts of these customer interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps are reflected in other assets or other liabilities as appropriate.

Further, as a part of its mortgage banking activities, the Company issues “rate lock” commitments to one- to four-family loan borrowers and obtains offsetting “best efforts” delivery commitments from purchasers of loans. The Company uses forward contracts for the sale of mortgage-backed securities and mandatory delivery commitments for the sale of loans to hedge one- to four-family loan "rate lock" commitments and one- to four-family loans held for sale.  The Company also uses forward contracts for the sale of mortgage backed securities to hedge multifamily held for sale loans. The commitments to originate mortgage loans held for sale and the related delivery contracts are considered derivatives.  The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings.  None of these residential mortgage loan related derivatives are designated as hedging instruments for accounting purposes.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.  The fair values for these instruments, which generally change as a result of changes in the level of market interest rates, are estimated based on dealer quotes and secondary market sources.  Assumptions used include rate assumptions based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan (see Note 24 for a more complete discussion of derivatives and hedging).

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

In December 2017, the federal government enacted the Tax Cuts and Jobs Act (the 2017 Tax Act). Among other provisions, the 2017 Tax Act reduced the federal marginal corporate income tax rate from 35% to 21%. As a result of the passage of the 2017 Tax Act, the Company recorded a $42.6 million charge for the revaluation of its net deferred tax asset to account for the future impact of the decrease in the corporate income tax rate and other provisions of the legislation. The charge was recorded as an increase to tax expense and reduction of the net deferred asset. The Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. As a result, these amounts could be adjusted during the measurement period, which will end in December 2018. The Company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.  The $42.6 million charge recorded by the Company includes $4.2 million of provisional income tax expense related to Alternative Minimum Tax (AMT) credits that are limited under Section 383 of the Internal Revenue Code of 1986 (Code), which resulted in a reduction in the AMT deferred tax asset.  The utilization of the limited AMT credits under the refundable AMT credit law is uncertain and will require further analysis as guidance is released by the Internal Revenue Service during 2018.

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

As of December 31, 2017, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which if recognized would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2017, 2016 and 2015 is immaterial. The Company files consolidated income tax returns in Oregon, California, Utah and Idaho and for federal purposes. The Company has tax years 2014–2016 open for tax examination under the statute of limitation provisions of the Code.

Stock-Based Compensation:  The Company compensates employees and directors with time-based restricted stock and restricted stock unit grants. Some restricted stock awards include performance-based and market-based goals that impact the number of shares that ultimately vest based on the level of goal achievement. The Company measures the cost of employee or director services received in exchange for an award of equity instruments based on the fair value of the award, which is the intrinsic value on the grant date. This cost is recognized as expense in the Consolidated Statements of Operations ratably over the vesting period of the award. Any tax benefit or deficiency is recorded as income tax benefit or expense in the period the shares vest. Excess tax benefits are classified along with other income tax cash flows as an operating activity. The Company issues restricted stock and restricted stock unit awards which vest over a one or three year period during which time the employee or director accrues or receives dividends and may have full voting rights depending on the terms of the grant.

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

Generally Accepted Accounting Principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to shareholders.  The Company has determined that its current business and operations consist of a single business segment and a single reporting unit.

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

Note 2:  ACCOUNTING STANDARDS RECENTLY ISSUED OR ADOPTED

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of ASU 2015-14 the standard is effective for interim and annual periods beginning after December 15, 2017. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Management adopted the new guidance on January 1, 2018.  Management has completed its identification of all revenue streams included in the financial statements (excluding interest income, which is outside of the scope of the pronouncement) and identified which revenue streams are within the scope of the pronouncement. Management is finalizing its evaluation on whether the implementation of this ASU will result in any accounting changes for the revenue streams within the scope of this ASU. Management does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements other than reclassification of expenses from non-interest expense to non-interest income and additional disclosure requirements.

In April 2016, FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this ASU affect the guidance in ASU 2014-09, discussed above, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606 (Revenues from Contracts with Customers). Refer to Company's status of implementation in the first paragraph of this section.

In May 2016, FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, amending ASC Topic 606 (Revenue from Contracts with Customers). The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU affect only several narrow aspects of Topic 606. The amendments in this ASU affect the guidance in ASU 2014-09, discussed above, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606. Refer to Company's status of implementation in the first paragraph of this section.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. This ASU simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. At December 31, 2017, Banner held $5.6 million of available-for-sale equity investment securities. The provisions of ASU No. 2016-01 require changes in the value of equity securities to be recognized in the income statement which could result in additional volatility in income.

Leases (Topic 842)

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements and regulatory capital ratios and has contracted with a third party software solution to meet new requirements of this ASU with implementation to begin later in 2018. The Company leases 108 buildings and offices under non-cancelable operating leases, the majority of which will be subject to this ASU. While the Company has not quantified the impact to its balance sheet, upon the adoption of this ASU the Company expects to report increased assets and increased liabilities on its Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to these leases and certain equipment under non-cancelable operating lease agreements, which currently are not reflected in its Consolidated Statements of Financial Condition.

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

Financial Instruments—Credit Losses (Topic 326)

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements. The Company has formed an internal committee to oversee the project, engaged a third-party vendor to assist with the project and is nearing completion of its gap analysis phase of the project. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available-for-sale will be replaced with an allowance approach. The Company has begun developing and implementing processes to address this ASU.

Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)

In March 2017, FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the ASU requires the premium to be amortized to the earliest call date. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to the maturity date. This ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements.

Application of US GAAP to the Tax Cuts and Jobs Act

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides guidance to registrants under three scenarios: (1) Measurement of certain income tax effects is complete, (2) Measurement of certain income tax effects can be reasonably estimated and (3) Measurement of certain income tax effects cannot be reasonably estimated. SAB 118 provides a one year measurement period for the registrant to complete its accounting for certain income tax effects that are considered provisional or for which reasonable estimates cannot be made. The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with SAB 118.

Income Statement - Reporting Comprehensive Income (Topic 220)

In February 2018, FASB Issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the 2017 Tax Act. The ASU eliminates the stranded tax effects resulting from the 2017 Tax Act and improves the usefulness of information reported to financial statement users. The ASU also requires certain disclosures about the stranded tax effects. This ASU is effective for all entities for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The ASU should be applied to either in the period of adoption or retrospectively to each period in which the effect of the change in the federal corporate tax rate is recognized. The Company elected to early adopt this ASU and to reclassify $795,000 of stranded tax effects from AOCI to retained earnings in the fourth quarter of 2017.

Note 3:  BRANCH DIVESTITURE

On October 6, 2017, Banner Bank completed the sale of its Utah branches and related assets and liabilities to People’s Intermountain Bank, a banking subsidiary of People’s Utah Bancorp (NASDAQ: PUB).

Under the terms of the purchase and assumption agreement, the sale included $253.8 million in loans, $160.3 million in deposits and all of Banner Bank’s seven Utah bank branches located in Provo, Orem, Salem, Springville, South Jordan, Salt Lake City and Woods Cross. The sale also included $4.0 million of property and equipment and $581,000 of accrued interest. In addition, Banner allocated an associated $1.9 million of goodwill and $1.1 million of other intangible assets with the divestiture, which constituted the disposal of a business. The deposit premium paid to Banner was $13.8 million based on average daily deposits for a period prior to closing. The net gain recorded on the sale was $12.2 million.

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at December 31, 2017 and 2016 are summarized as follows (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Municipal bonds	$100			$100
Corporate bonds	27,132			22,058
Equity securities	14			160
	$27,246			$22,318
Available-for-Sale:
U.S. Government and agency obligations	$72,829	$68	$(431)	$72,466
Municipal bonds	68,513	665	(445)	68,733
Corporate bonds	5,431	6	(44)	5,393
Mortgage-backed or related securities	745,956	1,003	(7,402)	739,557
Asset-backed securities	27,667	184	(93)	27,758
Equity securities	5,716	10	(148)	5,578
	$926,112	$1,936	$(8,563)	$919,485
Held-to-Maturity:
U.S. Government and agency obligations	$1,024	$29	$—	$1,053
Municipal bonds:	189,860	3,385	(1,252)	191,993
Corporate bonds	3,978	7	—	3,985
Mortgage-backed or related securities	65,409	266	(518)	65,157
	$260,271	$3,687	$(1,770)	$262,188

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
U.S. Government and agency obligations	$1,230			$1,326
Municipal bonds	331			335
Corporate bonds	26,959			21,143
Mortgage-backed or related securities	1,620			1,641
Equity securities	14			123
	$30,154			$24,568
Available-for-Sale:
U.S. Government and agency obligations	$57,288	$146	$(456)	$56,978
Municipal bonds	110,487	455	(1,089)	109,853
Corporate bonds	10,255	77	(49)	10,283
Mortgage-backed or related securities	598,899	2,064	(6,251)	594,712
Asset-backed securities	29,319	—	(326)	28,993
Equity securities	5,599	10	—	5,609
	$811,847	$2,752	$(8,171)	$806,428
Held-to-Maturity:
U.S. Government and agency obligations	$1,065	$—	$(18)	$1,047
Municipal bonds:	196,989	4,173	(1,272)	199,890
Corporate bonds	3,876	—	—	3,876
Mortgage-backed or related securities	65,943	309	(537)	65,715
	$267,873	$4,482	$(1,827)	$270,528

At December 31, 2017 and 2016, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows (in thousands):

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$31,276	$(211)	$23,341	$(220)	$54,617	$(431)
Municipal bonds	20,879	(185)	13,360	(260)	34,239	(445)
Corporate bonds	296	(4)	4,682	(40)	4,978	(44)
Mortgage-backed or related securities	559,916	(5,138)	100,662	(2,264)	660,578	(7,402)
Asset-backed securities	—	—	9,926	(93)	9,926	(93)
Equity securities	5,480	(148)	—	—	5,480	(148)
	$617,847	$(5,686)	$151,971	$(2,877)	$769,818	$(8,563)
Held-to-Maturity:
Municipal bonds	$21,839	$(171)	$34,314	$(1,081)	$56,153	$(1,252)
Mortgage-backed or related securities	38,023	(378)	4,434	(140)	42,457	(518)
	$59,862	$(549)	$38,748	$(1,221)	$98,610	$(1,770)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$39,043	$(442)	$1,012	$(14)	$40,055	$(456)
Municipal bonds	60,765	(1,087)	556	(2)	61,321	(1,089)
Corporate bonds	5,206	(49)	—	—	5,206	(49)
Mortgage-backed or related securities	403,431	(5,604)	47,467	(647)	450,898	(6,251)
Asset-backed securities	9,928	(101)	19,064	(225)	28,992	(326)
	$518,373	$(7,283)	$68,099	$(888)	$586,472	$(8,171)
Held-to-Maturity:
U.S. Government and agency obligations	$1,047	$(18)	$—	$—	$1,047	$(18)
Municipal bonds	$64,802	$(1,267)	$204	$(5)	$65,006	$(1,272)
Mortgage-backed or related securities	42,245	(537)	—	—	42,245	(537)
	$108,094	$(1,822)	$204	$(5)	$108,298	$(1,827)

At December 31, 2017, there were 226 securities—available-for-sale with unrealized losses, compared to 243 at December 31, 2016.  At December 31, 2017, there were 66 securities—held-to-maturity with unrealized losses, compared to 73 at December 31, 2016.  Management does not believe that any individual unrealized loss as of December 31, 2017 or 2016 represented OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates.

Sales of securities—trading totaled $1.3 million with a resulting net gain of $28,000 for the year ended December 31, 2017 and totaled $7.8 million with a resulting net gain of $530,000 for the year ended December 31, 2016. Sales of securities—trading for the year ended December 31, 2015 totaled $4.4 million with a resulting net loss of $690,000. The Company did not recognize any OTTI charges or recoveries on securities—trading during the years ended December 31, 2017, 2016 or 2015. There were no securities—trading in a nonaccrual status at December 31, 2017 and 2016.  Net unrealized holding gains of $658,000 were recognized in 2017 and losses of $376,000 in 2016.

Sales of securities—available-for-sale totaled $522.6 million with a resulting net loss of $2.1 million for the year ended December 31, 2017.  Sales of securities—available-for-sale totaled $369.8 million with a resulting net gain of $311,000 for the year ended December 31, 2016. Sales of securities—available-for-sale totaled $232.6 million with a resulting net gain of $126,000 for the year ended December 31, 2015.  There were no securities—available-for-sale in a nonaccrual status at December 31, 2017 and 2016.

There were no sales of securities—held-to-maturity during the years ended December 31, 2017, 2016 or 2015. There were no securities—held-to-maturity in a nonaccrual status at December 31, 2017 and 2016.

The amortized cost and estimated fair value of securities at December 31, 2017, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2017
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$100	$100	$3,241	$3,230	$1,968	$1,967
Maturing after one year through five years	—	—	39,513	39,070	37,734	37,626
Maturing after five years through ten years	—	—	215,837	213,923	97,736	98,747
Maturing after ten years through twenty years	17,132	14,543	100,862	101,181	84,352	86,249
Maturing after twenty years	10,000	7,515	560,943	556,503	38,481	37,599
	27,232	22,158	920,396	913,907	260,271	262,188
Equity securities	14	160	5,716	5,578	—	—
	$27,246	$22,318	$926,112	$919,485	$260,271	$262,188

The following table presents, as of December 31, 2017, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$126,512	$126,438	$128,984
Interest rate swap counterparties	14,698	14,740	14,703
Repurchase transaction accounts	123,911	124,049	123,936
Other	3,924	3,924	3,835
Total pledged securities	$269,045	$269,151	$271,458
Note 5:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 2017 and 2016 are summarized as follows (dollars in thousands):

	December 31, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,284,363	16.9%	$1,352,999	18.1%
Investment properties	1,937,423	25.5	1,986,336	26.7
Multifamily real estate	314,188	4.1	248,150	3.3
Commercial construction	148,435	2.0	124,068	1.7
Multifamily construction	154,662	2.0	124,126	1.7
One- to four-family construction	415,327	5.5	375,704	5.0
Land and land development:
Residential	164,516	2.2	170,004	2.3
Commercial	24,583	0.3	29,184	0.4
Commercial business	1,279,894	16.8	1,207,879	16.2
Agricultural business, including secured by farmland	338,388	4.4	369,156	5.0
One- to four-family residential	848,289	11.2	813,077	10.9
Consumer:
Consumer secured by one- to four-family	522,931	6.9	493,211	6.6
Consumer—other	165,885	2.2	157,254	2.1
Total loans outstanding	7,598,884	100.0%	7,451,148	100.0%
Less allowance for loan losses	(89,028)		(85,997)
Net loans	$7,509,856		$7,365,151

Loan amounts included net unamortized costs of $158,000 at December 31, 2017 and were net of unearned fees of $5.8 million at December 31, 2016. Net loans include net discounts on acquired loans of $21.1 million and $31.1 million as of December 31, 2017 and 2016, respectively.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had balances of $3.5 million and $4.3 million at December 31, 2017 and 2016, respectively.

Purchased credit-impaired loans: The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, were $32.5 million at December 31, 2017 and $48.4 million at December 31, 2016. The carrying balance of PCI loans were $21.3 million at December 31, 2017 and $32.3 million at December 31, 2016.
The following table presents the changes in the accretable yield for PCI loans for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31
	2017	2016
Balance, beginning of period	$8,717	$10,375
Accretion to interest income	(5,929)	(9,333)
Disposals and other	(564)	(1,018)
Reclassifications from non-accretable difference	4,296	8,693
Balance, end of period	$6,520	$8,717

As of December 31, 2017 and December 31, 2016, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $11.3 million and $15.7 million, respectively.

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

The following tables provide additional information on impaired loans, excluding PCI loans, with and without specific allowance reserves at December 31, 2017 and 2016.  Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$7,807	$6,447	$199	$18
Investment properties	11,296	4,200	6,884	263
One- to four-family construction	298	298	—	—
Land and land development:
Residential	1,134	798	—	—
Commercial business	4,441	3,424	555	50
Agricultural business/farmland	9,388	6,230	3,031	264
One- to four-family residential	9,547	3,709	5,775	178
Consumer:
Consumer secured by one- to four-family	1,498	1,324	139	7
Consumer—other	134	58	73	2
	$45,543	$26,488	$16,656	$782

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,786	$3,373	$203	$20
Investment properties	9,916	5,565	4,304	408
Multifamily real estate	508	147	349	64
One- to four-family construction	1,180	—	1,180	156
Land and land development:
Residential	3,012	750	1,106	219
Commercial	1,608	998	—	—
Commercial business	3,753	3,074	651	69
Agricultural business/farmland	6,438	6,354	—	—
One- to four-family residential	11,439	3,149	8,026	479
Consumer:
Consumer secured by one- to four-family	1,904	1,721	144	1
Consumer—other	391	226	166	4
	$43,935	$25,357	$16,129	$1,420

(1)
Includes loans without an allowance reserve that have been individually evaluated for impairment and that evaluation concluded that no reserve was needed, and $10.6 million and $10.0 million of homogenous and small balance loans as of December 31, 2017 and December 31, 2016, respectively, that are collectively evaluated for impairment for which a general reserve has been established.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,697	$11	$2,721	$2	$1,467	$9
Investment properties	9,136	195	18,529	242	8,003	303
Multifamily real estate	251	10	513	21	362	18
One- to four-family construction	418	27	1,158	75	1,463	114
Land and land development:
Residential	1,396	42	1,948	85	2,406	49
Commercial	867	—	1,003	—	931	—
Commercial business	5,996	68	4,290	37	1,667	35
Agricultural business/farmland	6,184	207	5,004	119	1,143	19
One- to four-family residential	9,499	322	11,976	441	17,770	630
Consumer:
Consumer secured by one- to four-family	1,635	9	1,778	17	736	11
Consumer—other	184	7	615	17	392	18
	$39,263	$898	$49,535	$1,056	$36,340	$1,206

The following table presents TDRs by accrual and nonaccrual status at December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Accrual Status	Nonaccrual Status	Total TDRs	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$199	$87	$286	$203	$96	$299
Investment properties	6,884	—	6,884	4,304	—	4,304
Multifamily real estate	—	—	—	349	—	349
One- to four-family construction	—	—	—	1,180	—	1,180
Land and land development:
Residential	—	—	—	1,106	—	1,106
Commercial business	555	—	555	653	—	653
Agricultural business/farmland	3,129	29	3,158	3,125	79	3,204
One- to four-family residential	5,136	801	5,937	7,678	843	8,521
Consumer:
Consumer secured by one- to four-family	139	—	139	143	6	149
Consumer—other	73	—	73	166	—	166
	$16,115	$917	$17,032	$18,907	$1,024	$19,931

As of December 31, 2017 and 2016, the Company had commitments to advance funds up to an additional amount of $45,000 and $127,000, respectively, related to TDRs.

The following table presents new TDRs that occurred during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Year Ended December 31, 2017
Recorded Investment (1) (2)
Commercial real estate:
Investment properties	1	3,714	3,714
Total	1	$3,714	$3,714

Year Ended December 31, 2016
Recorded Investment (1) (2)
Commercial real estate:
Owner-occupied	1	$194	$194
One- to four-family residential	1	$78	$78
Total	2	$272	$272

Year Ended December 31, 2015
Recorded Investment (1) (2)
Land and land development:
Residential	2	$1,302	$483
Agricultural business/farmland	3	$822	$822
One- to four-family residential	2	$431	$431
Total	7	$2,555	$1,736

(1)
Since most loans were already considered classified and/or on non-accrual status prior to restructuring, the modifications did not have a material effect on the Company’s determination of the allowance for loan losses.

(2)
Generally these modifications do not fit into one separate type, such as rate, term, amount, interest-only or payment, but instead are a combination of multiple types of modifications; therefore, they are disclosed in aggregate.

There were no TDRs which incurred a payment default within the year ended December 31, 2017 for which the payment default occurred within twelve months of the restructure date.  There were no TDRs that incurred a payment default in the year ended December 31, 2016. A default on a restructured loan results in a transfer to nonaccrual status, a charge-off or a combination of both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in 2017.

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

The following tables show Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristic as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
By class:	Pass (Risk Ratings 1-5)(1)	Special	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,246,125	$12,227	$26,011	$—	$—	$1,284,363
Investment properties	1,918,940	9,118	9,365	—	—	1,937,423
Multifamily real estate	313,432	—	756	—	—	314,188
Commercial construction	148,435	—	—	—	—	148,435
Multifamily construction	154,662	—	—	—	—	154,662
One- to four-family construction	411,802	—	3,525	—	—	415,327
Land and land development:
Residential	153,073	10,554	889	—	—	164,516
Commercial	21,665	—	2,918	—	—	24,583
Commercial business	1,213,365	12,135	54,282	112	—	1,279,894
Agricultural business, including secured by farmland	321,110	3,852	13,426	—	—	338,388
One- to four-family residential	842,304	569	5,416	—	—	848,289
Consumer:
Consumer secured by one- to four-family	520,675	—	2,256	—	—	522,931
Consumer—other	165,594	13	278	—	—	165,885
Total	$7,431,182	$48,468	$119,122	$112	$—	$7,598,884

	December 31, 2016
By class:	Pass (Risk Ratings 1-5)(1)	Special	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,313,142	$14,394	$25,463	$—	$—	$1,352,999
Investment properties	1,948,822	23,846	13,668	—	—	1,986,336
Multifamily real estate	247,258	—	892	—	—	248,150
Commercial construction	124,068	—	—	—	—	124,068
Multifamily construction	124,126	—	—	—	—	124,126
One- to four-family construction	371,636	—	4,068	—	—	375,704
Land and land development:
Residential	167,764	—	2,240	—	—	170,004
Commercial	25,090	—	4,094	—	—	29,184
Commercial business	1,148,585	35,036	24,258	—	—	1,207,879
Agricultural business, including secured by farmland	356,656	3,335	9,165	—	—	369,156
One- to four-family residential	807,837	967	4,273	—	—	813,077
Consumer:
Consumer secured by one- to four-family	490,877	5	2,327	2	—	493,211
Consumer—other	156,547	108	594	5	—	157,254
Total	$7,282,408	$77,691	$91,042	$7	$—	$7,451,148

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of December 31, 2017 and 2016, in the commercial business category, $296.8 million and $225.0 million, respectively, of credit-scored small business loans.  As loans in these homogeneous pools become non-accrual, they are individually risk-rated.

The following tables provide additional detail on the age analysis of Banner’s past due loans as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	30–59 Days Past Due	60–89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$5,323	$76	$5,490	$10,889	$7,682	$1,265,792	$1,284,363	$—	$6,447
Investment properties	1,737	—	4,096	5,833	7,166	1,924,424	1,937,423	—	4,199
Multifamily real estate	105	—	—	105	169	313,914	314,188	—	—
Commercial construction	—	—	—	—	—	148,435	148,435	—	—
Multifamily construction	3,416	—	—	3,416	—	151,246	154,662	—	—
One- to four-family construction	4,892	725	298	5,915	446	408,966	415,327	298	—
Land and land development:
Residential	—	—	798	798	—	163,718	164,516	—	798
Commercial	—	—	—	—	2,919	21,664	24,583	—	—
Commercial business	1,574	404	2,577	4,555	2,159	1,273,180	1,279,894	18	3,406
Agricultural business/farmland	598	533	2,017	3,148	565	334,675	338,388	—	6,132
One- to four-family residential	4,475	1,241	2,715	8,431	136	839,722	848,289	1,085	3,264
Consumer:
Consumer secured by one- to four-family	1,355	62	713	2,130	—	520,801	522,931	85	1,239
Consumer—other	609	136	15	760	68	165,057	165,885	—	58
Total	$24,084	$3,177	$18,719	$45,980	$21,310	$7,531,594	$7,598,884	$1,486	$25,543

	December 31, 2016
	30–59 Days Past Due	60–89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$1,938	$—	$2,538	$4,476	$13,281	$1,335,242	$1,352,999	$—	$3,373
Investment properties	117	—	5,447	5,564	10,168	1,970,604	1,986,336	701	4,864
Multifamily real estate	—	—	147	147	139	247,864	248,150	147	—
Commercial construction	—	—	—	—	—	124,068	124,068	—	—
Multifamily construction	—	—	—	—	—	124,126	124,126	—	—
One- to four-family construction	—	—	—	—	862	374,842	375,704	—	—
Land and land development:
Residential	48	—	750	798	—	169,206	170,004	—	750
Commercial	—	—	998	998	3,016	25,170	29,184	—	998
Commercial business	2,314	647	1,591	4,552	3,821	1,199,506	1,207,879	—	3,074
Agricultural business/farmland	360	1,244	2,768	4,372	684	364,100	369,156	—	3,229
One- to four-family residential	1,793	249	2,110	4,152	274	808,651	813,077	1,233	2,263
Consumer:
Consumer secured by one- to four-family	932	160	986	2,078	18	491,115	493,211	61	1,660
Consumer—other	1,421	154	147	1,722	59	155,473	157,254	11	215
Total	$8,923	$2,454	$17,482	$28,859	$32,322	$7,389,967	$7,451,148	$2,153	$20,426

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2017 (in thousands):

	For the Year Ended December 31, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,993	$1,360	$34,252	$16,533	$2,967	$2,238	$4,104	$3,550	$85,997
Provision for loan losses	2,639	262	(7,921)	4,355	3,326	(415)	586	5,168	8,000
Recoveries	372	11	1,237	1,226	134	270	481	—	3,731
Charge-offs	(1,180)	—	—	(3,803)	(2,374)	(38)	(1,305)	—	(8,700)
Ending balance	$22,824	$1,633	$27,568	$18,311	$4,053	$2,055	$3,866	$8,718	$89,028

	December 31, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$281	$—	$—	$50	$264	$178	$9	$—	$782
Allowance collectively evaluated for impairment	22,543	1,633	27,567	18,214	3,676	1,877	3,857	8,718	88,085
Allowance for purchased credit-impaired loans	—	—	1	47	113	—	—	—	161
Total allowance for loan losses	$22,824	$1,633	$27,568	$18,311	$4,053	$2,055	$3,866	$8,718	$89,028

	December 31, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$16,017	$—	$750	$1,812	$8,585	$5,136	$212	$—	$32,512
Loans collectively evaluated for impairment	3,190,921	314,019	903,408	1,275,923	329,238	843,017	688,536	—	7,545,062
Purchased credit-impaired loans	14,848	169	3,365	2,159	565	136	68	—	21,310
Total loans	$3,221,786	$314,188	$907,523	$1,279,894	$338,388	$848,289	$688,816	$—	$7,598,884

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2016 (in thousands):

	For the Year Ended December 31, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008
Provision for loan losses	441	(2,835)	5,566	1,632	(170)	(3,402)	4,079	719	6,030
Recoveries	582	—	2,171	1,993	59	1,283	610	—	6,698
Charge-offs	(746)	—	(616)	(948)	(567)	(375)	(1,487)	—	(4,739)
Ending balance	$20,993	$1,360	$34,252	$16,533	$2,967	$2,238	$4,104	$3,550	$85,997

	December 31, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$428	$64	$374	$69	$—	$480	$5	$—	$1,420
Allowance collectively evaluated for impairment	20,565	1,296	33,845	16,464	2,967	1,758	4,099	3,550	84,544
Allowance for purchased credit-impaired loans	—	—	33	—	—	—	—	—	33
Total allowance for loan losses	$20,993	$1,360	$34,252	$16,533	$2,967	$2,238	$4,104	$3,550	$85,997

	December 31, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$10,300	$349	$4,034	$2,946	$4,766	$7,678	$309	$—	$30,382
Loans collectively evaluated for impairment	3,305,586	247,662	815,174	1,201,112	363,706	805,125	650,079	—	7,388,444
Purchased credit-impaired loans	23,449	139	3,878	3,821	684	274	77	—	32,322
Total loans	$3,339,335	$248,150	$823,086	$1,207,879	$369,156	$813,077	$650,465	$—	$7,451,148

The following table provides additional information on the allowance for loan losses for the year ended December 31, 2015 (in thousands):

	For the Year Ended December 31, 2015
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,784	$4,562	$25,545	$12,043	$3,821	$5,447	$483	$5,222	$75,907
Provision for loan losses	1,177	(480)	666	1,611	(878)	(1,068)	1,363	(2,391)	—
Recoveries	819	113	1,811	948	1,927	772	570	—	6,960
Charge-offs	(64)	—	(891)	(746)	(1,225)	(419)	(1,514)	—	(4,859)
Ending balance	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008

Note 6:  REAL ESTATE OWNED, HELD FOR SALE, NET

The following table presents the changes in REO, net of valuation allowance, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31
	2017	2016	2015
Balance, beginning of period	$11,081	$11,627	$3,352
Additions from loan foreclosures	46	8,909	4,351
Additions from capitalized costs	54	—	298
Additions from acquisitions	—	400	8,231
Proceeds from dispositions of REO	(13,474)	(10,812)	(4,740)
Gain on sale of REO	2,909	1,833	351
Valuation adjustments in the period	(256)	(876)	(216)
Balance, end of period	$360	$11,081	$11,627

At December 31, 2017 the Company had no foreclosed residential real estate properties held as REO compared to $917,000 at December 31, 2016. The recorded investment in one- to four-family residential loans in the process of foreclosure was $2.0 million at December 31, 2017 and $715,000 at December 31, 2016.

Note 7:  PROPERTY AND EQUIPMENT, NET

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2017 and 2016 are summarized as follows (in thousands):

	December 31
	2017	2016
Land(1)	$35,080	$35,463
Buildings and leasehold improvements(1)	154,374	163,879
Furniture and equipment	105,643	94,999
	295,097	294,341
Less accumulated depreciation	(140,282)	(127,860)
Property and equipment, net	$154,815	$166,481
(1) The Company had $3.8 million and $8.5 million of properties held for sale that were included in land and buildings at December 31, 2017 and 2016, respectively.

The Company’s depreciation expense related to property and equipment was $14.7 million, $13.5 million, and $10.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The Company’s rental expense was $16.4 million, $16.7 million, and $10.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company’s obligations under long-term property leases are as follows (in thousands):

Year	Amount
2018	$16,029
2019	13,199
2020	12,080
2021	10,100
2022	6,725
Thereafter	13,926
Total	$72,059

Note 8:  DEPOSITS

Deposits consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31
	2017	2016
Non-interest-bearing checking	$3,265,544	$3,140,451
Interest-bearing checking	971,137	914,484
Regular savings accounts	1,557,500	1,523,391
Money market accounts	1,422,313	1,497,755
Total interest-bearing transaction and savings accounts	3,950,950	3,935,630
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	813,997	884,403
Certificates of deposit greater than $250,000	152,940	160,930
Total certificates of deposit(1)	966,937	1,045,333
Total deposits	$8,183,431	$8,121,414
Included in total deposits:
Public fund transaction accounts	$198,719	$221,765
Public fund interest-bearing certificates	23,685	25,650
Total public deposits	$222,404	$247,415
Total brokered deposits	$57,228	$34,074
(1)Certificates of deposit included $11,000 and $426,000 of acquisition premiums at December 31, 2017 and 2016, respectively.

Deposits at December 31, 2017 and 2016 included deposits from the Company’s directors, executive officers and related entities totaling $10.0 million and $7.2 million, respectively. At December 31, 2017 and 2016, the Company had certificates of deposit of $155.9 million and $165.4 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificate accounts at December 31, 2017 are as follows (dollars in thousands):

	December 31, 2017
	Amount	Weighted Average Rate
Maturing in one year or less	$685,592	0.49%
Maturing after one year through two years	98,257	0.72
Maturing after two years through three years	141,209	1.30
Maturing after three years through four years	25,902	1.08
Maturing after four years through five years	13,775	1.26
Maturing after five years	2,202	1.05
Total certificates of deposit	$966,937	0.66%

Note 9:  ADVANCES FROM FEDERAL HOME LOAN BANK OF DES MOINES

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2017 and 2016, were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2017 or 2016.  At December 31, 2017 and 2016, FHLB advances were scheduled to mature as follows (in thousands):

	December 31
	2017	2016
Maturing in one year or less	$—	$54,000
Maturing after one year through three years	—	—
Maturing after three years through five years	—	—
Maturing after five years	169	179
Total FHLB advances, at par	169	54,179
Fair value adjustment	33	37
Total FHLB advances, carried at fair value	$202	$54,216

The maximum amount outstanding from the FHLB advances at month end for the years ended December 31, 2017 and 2016 was $453.2 million and $300.2 million, respectively. The average FHLB advances balance outstanding for the years ended December 31, 2017 and 2016 was $151.3 million and $141.9 million, respectively. The average contractual interest rate on the FHLB advances for the years ended December 31, 2017 and 2016 was 1.26% and 0.67%, respectively. As of December 31, 2017, Banner Bank has established a borrowing line with the FHLB to borrow up to 35% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  Islanders Bank similarly may borrow up to 35% of its total assets, also contingent on collateral and FHLB stock.  At December 31, 2017, the maximum total FHLB credit line was $3.55 billion and $98.7 million for Banner Bank and Islanders Bank, respectively.

Note 10:  OTHER BORROWINGS

Other borrowings consist of retail and wholesale repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Repurchase Agreements:  At December 31, 2017, retail repurchase agreements carry interest rates ranging from 0.15% to 0.40%. In addition to the retail repurchase agreements, Banner Bank had one wholesale repurchase agreement with an interest rate of 2.15%. These repurchase agreements are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $123.9 million.  Banner Bank has the right to pledge or sell these securities, but it must replace them with substantially the same securities.

Federal Reserve Bank of San Francisco and Other Borrowings:  Banner Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody (BIC) program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2017, based upon available unencumbered collateral, Banner Bank was eligible to borrow $1.15 billion from the Federal Reserve Bank, although, at that date, as well as at December 31, 2016, Banner Bank had no funds borrowed under this or other borrowing arrangements.

At December 31, 2017, Banner Bank had uncommitted federal funds lines of credit agreements with other financial institutions totaling $110.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2017 and 2016. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

A summary of all other borrowings at December 31, 2017 and 2016 by the period remaining to maturity is as follows (dollars in thousands):

	At or for the Years Ended December 31
	2017		2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements:
Maturing in one year or less	$95,860	0.29%	$100,685	0.19%
Maturing after one year through two years	—	—	5,000	2.15
Maturing after two years	—	—	—	—
Total year-end outstanding	$95,860	0.29	$105,685	0.28
Average outstanding	$111,872	0.28	$108,427	0.29
Maximum outstanding at any month-end	120,245	n/a	112,309	n/a

NOTE 11:  JUNIOR SUBORDINATED DEBENTURES AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2017, the Company had nine wholly-owned subsidiary grantor trusts (the Trusts), which had issued $136.0 million of trust preferred securities to third parties, as well as $4.2 million of common capital securities, carried among other assets, which were issued to the Company.  Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The trust preferred securities (TPS) are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  All of the trust preferred securities issued by the Trusts qualified as Tier 1 capital as of December 31, 2017.  At December 31, 2017, the Trusts comprised $136.0 million, or 11.2% of the Company’s total risk-based capital.

The following table is a summary of trust preferred securities at December 31, 2017 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity (1)	Current Interest Rate	Reset Period	Interest Rate Spread
Banner Capital Trust II	$15,000	$464	$15,464	2033	4.71%	Quarterly	Three-month LIBOR + 3.35%
Banner Capital Trust III	15,000	465	15,465	2033	4.26	Quarterly	Three-month LIBOR + 2.90%
Banner Capital Trust IV	15,000	465	15,465	2034	4.21	Quarterly	Three-month LIBOR + 2.85%
Banner Capital Trust V	25,000	774	25,774	2035	3.02	Quarterly	Three-month LIBOR + 1.57%
Banner Capital Trust VI	25,000	774	25,774	2037	3.10	Quarterly	Three-month LIBOR + 1.62%
Banner Capital Trust VII	25,000	774	25,774	2037	2.72	Quarterly	Three-month LIBOR + 1.38%
Siuslaw Statutory Trust I	8,000	248	8,248	2034	4.30	Quarterly	Three-month LIBOR + 2.70%
Greater Sacramento Bancorp Statutory Trust I	4,000	124	4,124	2033	4.71	Quarterly	Three-month LIBOR + 3.35%
Greater Sacramento Bancorp Statutory Trust II	4,000	124	4,124	2035	3.27	Quarterly	Three-month LIBOR + 1.68%
Total TPS liability at par	$136,000	$4,212	140,212		3.57%
Fair value adjustment(2)			(41,505)
Total TPS liability at fair value(2)			$98,707

(1) All of the Company's trust preferred securities are eligible for redemption.
(2) The Company has elected to use fair value accounting on its TPS.

Note 12:  INCOME TAXES

The following table presents the components of the provision for income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31
	2017	2016	2015
Current
Federal	$30,961	$29,787	$24,683
State	3,085	2,477	1,399
Total Current	34,046	32,264	26,082

Deferred
Federal	58,646	9,908	(3,310)
State	(2,204)	2,083	(23)
Total Deferred	56,442	11,991	(3,333)

Provision for income taxes	$90,488	$44,255	$22,749

The following table presents the reconciliation of the federal statutory rate to the actual effective rate for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31
	2017	2016	2015
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate due to:
Tax-exempt interest	(2.6)	(2.6)	(3.9)
Investment in life insurance	(1.1)	(1.2)	(1.3)
State income taxes, net of federal tax offset	2.0	2.2	1.1
Tax credits	(0.6)	(0.8)	(1.6)
Merger and acquisition costs	—	—	1.9
Federal law change	28.2	—	—
Other	(1.1)	1.5	2.3
Effective income tax rate	59.8%	34.1%	33.5%

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2017 and 2016 (in thousands):

	December 31
	2017	2016
Deferred tax assets:
Loan loss and REO	$22,294	$36,719
Deferred compensation	13,045	23,189
Net operating loss carryforward	43,721	82,714
Federal and state tax credits	7,614	7,711
State net operating losses	6,706	7,396
Loan discount	4,736	9,696
Other	4,326	6,217
Total deferred tax assets	102,442	173,642
Deferred tax liabilities:
Depreciation	(1,343)	(2,218)
Deferred loan fees, servicing rights and loan origination costs	(9,564)	(13,291)
Intangibles	(5,690)	(11,178)
Financial instruments accounted for under fair value accounting	(9,702)	(16,186)
Other	(325)	(880)
Total deferred tax liabilities	(26,624)	(43,753)
Deferred income tax asset	75,818	129,889
Valuation allowance	(4,391)	(2,195)
Deferred tax asset, net	$71,427	$127,694

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. In December 2017, the federal government enacted the 2017 Tax Act. Among other provisions, the 2017 Tax Act reduced the federal marginal corporate income tax rate from 35% to 21%. As a result of the passage of the 2017 Tax Act, the Company recorded a $42.6 million charge for the revaluation of its net deferred tax asset to account for the future impact of the decrease in the corporate income tax rate and other provisions of the legislation. The charge was recorded as an increase to tax expense and reduction of the net deferred tax asset. The $42.6 million charge recorded by the Company included $4.2 million of provisional income tax expense related to AMT credits that are limited under Section 383 of the Code, which resulted in a reduction in the AMT deferred tax asset.  The adjustments to deferred tax assets and receivables related to the refundable nature of AMT credits are provisional amounts estimated based on information available as of December 31, 2017. As a result, these amounts could be adjusted during the measurement period, which will end in December 2018. The Company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. The utilization of the limited AMT credits under the refundable AMT credit law is uncertain and subject to change as the Company obtains additional guidance on application of the law. The Company will recognize any changes to the provisional amounts as management refines estimates of cumulative temporary differences, and their interpretations of the application of the 2017 Tax Act. The Company expects to complete its analysis of the provisional items during the second half of 2018.
At December 31, 2017, the Company has federal net operating loss carryforwards of approximately $208.2 million. The Company also has $94.6 million state net operating loss carryforwards, which the Company has established a $184,000 valuation reserve against. The federal and state net operating losses will expire, if unused, by the end of 2034.  The Company has federal general business credit carryforwards at December 31, 2017 of $3.4 million, which will expire, if unused, by the end of 2031. The Company also has federal alternative minimum tax credit carryforwards of $4.2 million, which are available to reduce future federal regular income taxes, if any, over a five-year period under the new tax law. As of December 31, 2017, the Company had established a $4.2 million valuation reserve against its alternative minimum tax credit carryforwards. Additionally, at December 31, 2017, the Company has no state credit carryovers. At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $236.3 million and $145.8 million, respectively, and federal general business credits carryforwards of $3.3 million. At that same date, the Company also had federal alternative minimum tax credit carryforwards of approximately $4.2 million.

As a consequence of our acquisition of Starbuck Bancshares, Inc., the holding company for AmericanWest Bank (AmericanWest) the Company experienced a change in control within the meaning of Section 382 of the Code. In addition, the underlying Section 382 limitations at Starbuck Bancshares, Inc.'s level continue to apply to the Company. Section 382 limits the ability of a corporate taxpayer to use net operating loss carryforwards, general business credits, and recognized built-in-losses, on an annual basis, incurred prior to the change in control against income earned after the change in control. As a result of the Section 382 limitations, the Company is limited to utilizing $21.5 million on an annual basis (after the application of the Section 382 limitations carried over from Starbuck Bancshares, Inc.) of federal net operating loss carryforwards, general business credits, and recognized built-in losses. The applicable state Section 382 limitations range from $525,000 to $21.5 million. The

Company has provided a $184,000 valuation reserve against the portion of its various state net operating loss carryforwards and tax credits that it believes it is more likely than not that it will not realize the benefit because the application of the Section 382 limitations at the state level is based on future apportionment rates.

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

Retained earnings at December 31, 2017 and 2016 included approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recorded.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.9 million at December 31, 2017.

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

The following table presents the balances of the Company's tax credit investments and related unfunded commitments at December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Tax credit investments	$7,311	$4,654
Unfunded commitments—tax credit investments	4,417	665

The following table presents other information related to the Company's tax credit investments for the years ended December 31, 2017 and 2016 (in thousands):

	For the year ended December 31,
	2017	2016
Tax credits and other tax benefits recognized	$1,140	$1,136
Tax credit amortization expense included in provision for income taxes	1,144	672

Note 13:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans: Substantially all of the Company’s and the Banks' employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit. For the years ended December 31, 2017, 2016 and 2015, $4.8 million, $4.6 million and $2.8 million, respectively, was expensed for 401(k) contributions. The Board of Directors has elected to make a 4% of eligible compensation matching contribution for 2018.

Supplemental Retirement and Salary Continuation Plans:  Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Company is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2017, 2016 and 2015, expense recorded for supplemental retirement and salary continuation plan benefits totaled $3.5 million, $2.7 million, and $1.3 million, respectively.  At December 31, 2017 and 2016, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $38.6 million and $38.3 million, respectively, and are recorded in a deferred compensation liability account.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”  As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $7.4 million at December 31, 2017 and $7.3 million at December 31, 2016.  At December 31, 2017 and 2016, liabilities recorded in connection with deferred compensation plan benefits totaled $9.9 million ($7.4 million in contra-equity) and $9.0 million ($7.3 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Banks choose to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the owners and sole or partial beneficiaries.  At December 31, 2017 and 2016, the cash surrender value of these policies was $162.7 million and $158.9 million, respectively.  The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

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

2012 Restricted Stock and Incentive Bonus Plan

Under the 2012 Restricted Stock and Incentive Bonus Plan (2012 Restricted Stock Plan), which was approved by shareholders on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock to provide a means for attracting and retaining highly skilled officers of Banner Corporation and its affiliates. Shares granted under the 2012 Restricted Stock Plan have a minimum vesting period of three years. The 2012 Restricted Stock Plan will continue in effect for a term of ten years, after which no further awards may be granted.

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

As of December 31, 2017, the Company had granted 270,699 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 263,400 shares had vested and 7,299 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (the 2014 Plan) was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of December 31, 2017, 371,342 restricted stock shares and 34,975 restricted stock units have been granted under the 2014 Plan of which 91,117 restricted stock shares and 20,422 restricted stock units have vested.

The expense associated with all restricted stock grants was $6.0 million, $4.5 million and $3.5 million respectively, for the years ended December 31, 2017, 2016 and 2015.  Unrecognized compensation expense for these awards as of December 31, 2017 was $8.0 million and will be amortized over the next 31 months.

A summary of the Company's Restricted Stock/Unit award activity during the years ended December 31, 2017, 2016 and 2015 follows:

	Shares/Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	195,106	$32.83
Granted (24,931 non-voting)	155,183	45.59
Vested	(109,416)	30.28
Forfeited	(9,311)	39.07
Unvested at December 31, 2015	231,562	42.33
Granted (38,934 non-voting)	177,775	41.74
Vested	(104,297)	41.47
Forfeited	(14,321)	42.54
Unvested at December 31, 2016	290,719	42.26
Granted (41,318 non-voting)	153,777	55.86
Vested	(103,259)	43.81
Forfeited	(39,160)	39.83
Unvested at December 31, 2017	302,077	48.97

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017:
The Company—consolidated:
Total capital to risk-weighted assets	$1,214,631	13.81%	$703,508	8.00%	$879,385	10.00%
Tier 1 capital to risk-weighted assets	1,123,154	12.77	527,631	6.00	527,631	6.00
Tier 1 common equity to risk-weighted assets	994,080	11.30	395,723	4.50	n/a	n/a
Tier 1 capital to average leverage assets	1,123,154	11.34	396,313	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,102,195	12.83	687,266	8.00	859,083	10.00
Tier 1 capital to risk- weighted assets	1,013,079	11.79	515,450	6.00	687,266	8.00
Tier 1 common equity to risk-weighted assets	1,013,079	11.79	386,587	4.50	558,404	6.50
Tier 1 capital to average leverage assets	1,013,079	10.53	384,920	4.00	481,150	5.00
Islanders Bank:
Total capital to risk- weighted assets	32,122	16.39	15,681	8.00	19,602	10.00
Tier 1 capital to risk- weighted assets	29,761	15.18	11,761	6.00	15,681	8.00
Tier 1 common equity to risk-weighted assets	29,761	15.18	8,821	4.50	12,741	6.50
Tier 1 capital to average leverage assets	29,761	10.65	11,183	4.00	13,979	5.00
December 31, 2016:
The Company—consolidated:
Total capital to risk-weighted assets	$1,214,913	13.40%	$725,566	8.00%	$906,957	10.00%
Tier 1 capital to risk-weighted assets	1,125,267	12.41	544,174	6.00	544,174	6.00
Tier 1 common equity to risk-weighted assets	1,014,994	11.19	408,131	4.50	n/a	n/a
Tier 1 capital to average leverage assets	1,125,267	11.83	380,519	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,043,837	11.76	709,882	8.00	887,352	10.00
Tier 1 capital to risk- weighted assets	956,298	10.78	532,411	6.00	709,882	8.00
Tier 1 common equity to risk-weighted assets	956,298	10.78	399,308	4.50	576,779	6.50
Tier 1 capital to average leverage assets	956,298	10.34	369,936	4.00	462,420	5.00
Islanders Bank:
Total capital to risk- weighted assets	35,207	18.43	15,281	8.00	19,101	10.00
Tier 1 capital to risk- weighted assets	33,099	17.33	11,461	6.00	15,281	8.00
Tier 1 common equity to risk-weighted assets	33,099	17.33	8,598	4.50	12,416	6.50
Tier 1 capital to average leverage assets	33,099	12.72	10,405	4.00	13,006	5.00

At December 31, 2017, Banner Corporation and the Banks each exceeded all regulatory capital adequacy requirements.  There have been no conditions or events since December 31, 2017 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.  The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over several years), Banner Corporation and the Banks became subject to capital regulations adopted by the Federal Reserve and the FDIC, which established minimum required ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital, total capital and the leverage ratio; risk-weightings of certain assets and other items for purposes of the risk-based capital ratios, a required capital conservation buffer over the required capital ratios, and defined what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd-Frank Act and the “Basel III” requirements.

Under the capital regulations, the minimum capital ratios applicable to Banner and the Banks are: (i) a CETI capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (AOCI), unless an election is made to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The regulations changed certain risk-weightings compared to the earlier capital rules, including a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (up from 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1, total capital and leverage ratios, Banner and each of the Banks now have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount greater than 2.5% of risk-weighted assets in January 2019.

Note 17:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets: At December 31, 2017, intangible assets are comprised of goodwill, CDI, and LHI acquired in business combinations. Goodwill represents the excess of the total purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed, and is not amortized but is reviewed annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. At December 31, 2017, the Company completed a qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value. Additions to goodwill during the year ended December 31, 2015 relate to the Starbuck and Siuslaw acquisitions.

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

The following table summarizes the changes in the Company’s goodwill, CDI and LHI for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, January 1, 2015	$—	$2,831	$—	$2,831
Additions through acquisition	247,738	37,395	776	285,909
Amortization	—	(3,164)	(66)	(3,230)
Other changes (1)	—	(300)	—	(300)
Balance, December 31, 2015	247,738	36,762	710	285,210
Amortization	—	(7,061)	(249)	(7,310)
Adjustments to goodwill(2)	(3,155)	—	—	(3,155)
Balance, December 31, 2016	244,583	29,701	461	274,745
Amortization	—	(6,247)	(184)	(6,431)
Other changes (1)	(1,924)	(1,076)	—	(3,000)
Balance, December 31, 2017	$242,659	$22,378	$277	$265,314

(1)	Acquired Goodwill and CDI were adjusted for the sale of the Utah branches in 2017 and acquired CDI was adjusted for a branch that was subsequently sold during 2015.

(2)	The adjustments to goodwill in 2016 related to changes in the preliminary goodwill recorded for the Starbuck acquisition including adjustments to loan discount, deferred taxes and REO valuations.

Estimated amortization expense in future years with respect to CDI as of December 31, 2017 (in thousands):

Year ended:	Estimated Amortization
2018	$5,372
2019	4,683
2020	3,996
2021	3,307
Thereafter	5,020
Net carrying amount	$22,378

Mortgage servicing rights are reported in other assets.  Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2017, 2016 and 2015, the Company did not record any impairment charges or recoveries against mortgage servicing rights. Unpaid principal balance of loans for which mortgage servicing rights have been recognized totaled $2.19 billion and $2.05 billion at December 31, 2017 and 2016, respectively.  Custodial accounts maintained in connection with this servicing totaled $10.2 million and $10.3 million at December 31, 2017 and 2016, respectively.

An analysis of the mortgage servicing rights for the years ended December 31, 2017, 2016 and 2015 is presented below (in thousands):

	Years Ended December 31
	2017	2016	2015
Balance, beginning of the year	$15,249	$13,295	$9,030
Amounts capitalized	3,361	5,965	5,313
Additions through acquisition	—	—	2,172
Additions through purchase	94	—	—
Amortization (1)	(3,966)	(4,011)	(3,220)
Balance, end of the year (2)	$14,738	$15,249	$13,295

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	There was no valuation allowance as of December 31, 2017 and 2016.

Note 18:  FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2017 and 2016, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (in thousands):

		December 31, 2017		December 31, 2016
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	1	$261,200	$261,200	$247,719	$247,719
Securities—trading	2,3	22,318	22,318	24,568	24,568
Securities—available-for-sale	2	919,485	919,485	806,428	806,428
Securities—held-to-maturity	2	256,793	258,710	263,997	266,652
Securities—held-to-maturity	3	3,478	3,478	3,876	3,876
Loans receivable held for sale	2	40,725	40,923	246,353	246,815
Loans receivable	3	7,598,884	7,445,990	7,451,148	7,337,608
FHLB stock	3	10,334	10,334	12,506	12,506
BOLI	1	162,668	162,668	158,936	158,936
Mortgage servicing rights	3	14,738	19,835	15,249	16,740
Derivatives:
Interest rate swaps	2	5,083	5,083	8,330	8,330
Interest rate lock and forward sales commitments	2	523	523	482	482
Liabilities:
Demand, interest-bearing checking and money market	2	5,658,994	5,658,994	5,552,690	5,552,690
Regular savings	2	1,557,500	1,557,500	1,523,391	1,523,391
Certificates of deposit	2	966,937	947,517	1,045,333	1,028,866
Advances from FHLB at fair value	2	202	202	54,216	54,216
Junior subordinated debentures at fair value	3	98,707	98,707	95,200	95,200
Other borrowings	2	95,860	95,860	105,685	105,685
Derivatives:
Interest rate swaps	2	5,083	5,083	8,330	8,330
Interest rate lock and forward sales commitments	2	201	201	289	289

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Municipal bonds	$—	$100	$—	$100
Corporate Bonds (TPS securities)	—	—	22,058	22,058
Equity securities	—	160	—	160
	—	260	22,058	22,318

Securities—available-for-sale
U.S. Government and agency	$—	$72,466	$—	$72,466
Municipal bonds	—	68,733	—	68,733
Corporate bonds	—	5,393	—	5,393
Mortgage-backed securities	—	739,557	—	739,557
Asset-backed securities	—	27,758	—	27,758
Equity securities	—	5,578	—	5,578
	—	919,485	—	919,485

Loans held for sale	—	32,392	—	32,392

Derivatives
Interest rate swaps	—	5,083	—	5,083
Interest rate lock and forward sales commitments	—	523	—	523
	$—	$957,743	$22,058	$979,801
Liabilities
Advances from FHLB at fair value	$—	$202	$—	$202
Junior subordinated debentures at fair value	—	—	98,707	98,707
Derivatives
Interest rate swaps	—	5,083	—	5,083
Interest rate lock and forward sales commitments	—	201	—	201
	$—	$5,486	$98,707	$104,193

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
U.S. Government and agency	$—	$1,326	$—	$1,326
Municipal bonds	—	335	—	335
Corporate Bonds (TPS securities)	—	—	21,143	21,143
Mortgage-backed securities	—	1,641	—	1,641
Equity securities	—	123	—	123
	—	3,425	21,143	24,568
Securities—available-for-sale
U.S. Government and agency	$—	$56,978	$—	$56,978
Municipal bonds	—	109,853	—	109,853
Corporate bonds	—	10,283	—	10,283
Mortgage-backed securities	—	594,712	—	594,712
Asset-backed securities	—	28,993	—	28,993
Equity securities	—	5,609	—	5,609
	—	806,428	—	806,428

Loans held for sale	$—	$9,600	$—	$9,600

Derivatives
Interest rate swaps	—	8,330	—	8,330
Interest rate lock and forward sales commitments	—	482	—	482
	$—	$828,265	$21,143	$849,408
Liabilities
Advances from FHLB at fair value	$—	$54,216	$—	$54,216
Junior subordinated debentures at fair value	—	—	95,200	95,200
Derivatives
Interest rate swaps	—	8,330	—	8,330
Interest rate lock and forward sales commitments	—	289	—	289
	$—	$62,835	$95,200	$158,035

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2017 and 2016.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, quantitative and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2017 and 2016:

			December 31
			2017	2016
Financial Instruments	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Weighted Average Rate
Corporate Bonds (TPS securities)	Discounted cash flows	Discount rate	6.69%	6.00%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.69%	6.00%
Impaired loans	Collateral Valuations	Discount to appraised value	8.5% to 20.0%	n/a
REO	Appraisals	Discount to appraised value	42%	0% to 45%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2017, or the passage of time, will result in negative fair value adjustments. At December 31, 2017, the discount rate utilized was based on a credit spread of 500 basis points and three month LIBOR of 169 basis points.

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2017 and 2016 (in thousands):

	Level 3 Fair Value Inputs
	TPS Securities	Borrowings— Junior Subordinated Debentures
Balance at January 1, 2016	$18,699	$92,480
Total gains or losses recognized
Assets gains	719	—
Liabilities losses	—	2,720
Purchases, issuances and settlements	1,725	—
Balance at December 31, 2016	21,143	95,200
Total gains or losses recognized
Assets gains	915	—
Liabilities losses	—	3,507
Balance at December 31, 2017	$22,058	$98,707

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

Items Measured at Fair Value on a Non-recurring Basis

The following table presents financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$6,535	$6,535
REO	$—	$—	$360	$360

	December 31, 2016
	Level 1	Level 2	Level 3	Total
REO	—	—	11,081	11,081

The following table presents the losses resulting from non-recurring fair value adjustments for the years ended December 31, 2017 and 2016 (in thousands):

	For the year ended December 31,
	2017	2016
Impaired loans	$(2,852)	$(182)
REO	(256)	(876)
Total loss from nonrecurring measurements	$(3,108)	$(1,058)

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

Note 19:  BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2017	2016
ASSETS
Cash	$44,887	$86,268
Investment in trust equities	4,212	4,212
Investment in subsidiaries	1,329,165	1,307,475
Other assets	3,072	13,784
Total assets	$1,381,336	$1,411,739
LIABILITIES AND SHAREHOLDERS’ EQUITY
Miscellaneous liabilities	$9,607	$8,990
Deferred tax liability	396	1,839
Junior subordinated debentures at fair value	98,707	95,200
Shareholders’ equity	1,272,626	1,305,710
Total liabilities and shareholders' equity	$1,381,336	$1,411,739

Statements of Operations	Years Ended December 31
	2017	2016	2015
INTEREST INCOME:
Interest-bearing deposits	$62	$127	$122
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	40,570	50,971	170,260
Equity in undistributed (distributions in excess of) income of subsidiaries	27,477	40,852	(116,120)
Other income	53	60	69
Net change in valuation of financial instruments carried at fair value	(3,507)	(2,720)	(2,714)
Interest on other borrowings	(4,752)	(4,040)	(3,247)
Other expenses	(3,291)	(3,450)	(7,175)
Net income before taxes	56,612	81,800	41,195
BENEFIT FROM INCOME TAXES	(4,164)	(3,585)	(4,027)
NET INCOME	$60,776	$85,385	$45,222

Statements of Cash Flows	Years Ended December 31
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$60,776	$85,385	$45,222
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (equity in undistributed) income of subsidiaries	(27,477)	(40,852)	116,120
Decrease in deferred taxes	(1,442)	(702)	(1,398)
Net change in valuation of financial instruments carried at fair value	3,507	2,720	2,714
Share-based compensation	5,965	4,305	4,334
Decrease (increase) in other assets	10,684	7,332	(10,655)
Increase (decrease) in other liabilities	69	(202)	433
Net cash provided from operating activities	52,082	57,986	156,770
INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(29)	(26)	(26)
Reduction in investment in subsidiaries	5,000	50,000	—
Acquisitions	—	—	(132,652)
Net cash provided from (used by) investing activities	4,971	49,974	(132,678)
FINANCING ACTIVITIES:
Issuance of stock for shareholder reinvestment program	—	—	34
Withholding taxes paid on share-based compensation	(1,630)	(870)	(848)
Repurchase of common stock	(31,045)	(50,772)	—
Cash dividends paid	(65,759)	(28,282)	(17,170)
Net cash used by financing activities	(98,434)	(79,924)	(17,984)
NET CHANGE IN CASH	(41,381)	28,036	6,108
CASH, BEGINNING OF PERIOD	86,268	58,232	52,124
CASH, END OF PERIOD	$44,887	$86,268	$58,232

Note 20: STOCK REPURCHASES AND RECHARACTERIZATION

On April 4, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 1,711,540 shares of the Company's common stock, or 5% of the Company's outstanding shares. During the year ended December 31, 2016, the Company adopted a pre-arranged stock trading plan, pursuant to the Board authorization, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. Repurchases under the Company’s 10b5-1 stock trading plan were administered through an independent broker. The stock trading plan provided for the repurchase of up to 1,300,000 shares of the Company’s stock. The stock trading plan terminated on March 12, 2017. Repurchases were subject to the requirements of the Securities and Exchange Commission, including Rule 10b-18, as well as certain price and other requirements specified in the plan. During the year ended December 31, 2016, the Company repurchased 1,145,250 common shares under the stock trading plan. In addition to the shares repurchased during 2016 under the plan there were 25,628 shares surrendered during 2016 by employees to satisfy tax withholding obligations upon vesting of restricted stock grants.

On March 31, 2017 the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company's common stock, or 1,658,245 of the Company's outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the year ended December 31, 2017, the Company repurchased 545,166 common shares under the authorization leaving 1,113,079 shares available for future repurchase. In addition to the shares repurchased under the authorization during 2017, there were 29,579 shares surrendered during 2017 by employees to satisfy tax withholding obligations upon vesting of restricted stock grants.

The Company did not repurchase any shares of its common stock during the year ended December 31, 2015 except for shares surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants and shares redeemed relating to the termination of the ESOP. The ESOP was terminated during the year ended December 31, 2014.

During the year ended December 31, 2016, the 1.3 million shares of non-voting common stock issued in connection with the acquisition of Starbuck and its subsidiary, AmericanWest were sold by the original holder of the shares. These shares contained a provision where they would automatically convert from non-voting to voting upon a permitted transfer of the shares. Therefore, these shares were included in Banner's voting common stock outstanding as of December 31, 2016.

Note 21:  CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings per common share (in thousands, except per share data):

	Years Ended December 31
	2017	2016	2015
Net income	$60,776	$85,385	$45,222
Weighted average number of common shares outstanding
Basic	32,888,007	33,820,148	23,801,373
Diluted	32,986,707	33,853,511	23,866,621
Earnings per common share
Basic	$1.85	$2.52	$1.90
Diluted	$1.84	$2.52	$1.89

At December 31, 2017, 2016 and 2015 there were 302,077, 290,719, and 231,562, respectively, issued but unvested restricted stock shares and units that were included in the computation of diluted earnings per share.

At December 31, 2016 and 2015 there were options to purchase an additional 5,000 shares of common stock that were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. At December 31, 2017, 2016 and 2015 there was a warrant to purchase up to 243,998 shares of common stock and these shares were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.

Note 22:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands except for per share data):

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$99,096	$104,436	$105,278	$103,475
Interest expense	4,242	4,730	5,068	5,211
Net interest income before provision for loan losses	94,854	99,706	100,210	98,264
Provision for loan losses	2,000	2,000	2,000	2,000
Net interest income	92,854	97,706	98,210	96,264
Non-interest income	20,845	22,469	20,339	29,882
Non-interest expense	78,078	81,930	82,589	84,709
Income before provision for income taxes	35,621	38,245	35,960	41,437
Provision for income taxes	11,828	12,791	10,883	54,985
Net income (loss)	$23,793	$25,454	$25,077	$(13,548)
Basic earnings (loss) per share	$0.72	$0.77	$0.76	$(0.41)
Diluted earnings (loss) per share	0.72	0.77	0.76	(0.41)
Dividends declared	0.25	1.25	0.25	0.25

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$95,301	$97,321	$97,849	$101,007
Interest expense	4,258	4,173	4,141	3,836
Net interest income before provision for loan losses	91,043	93,148	93,708	97,171
Provision for loan losses	—	2,000	2,000	2,030
Net interest income	91,043	91,148	91,708	95,141
Non-interest income	19,959	20,537	23,512	19,463
Non-interest expense	84,034	79,887	79,092	79,857
Income before provision for income taxes	26,968	31,798	36,128	34,747
Provision for income taxes	9,194	10,841	12,277	11,943
Net income	$17,774	$20,957	$23,851	$22,804
Basic earnings per share	$0.52	$0.62	$0.70	$0.69
Diluted earnings per share	0.52	0.61	0.70	0.69
Dividends declared	0.21	0.21	0.23	0.23

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$49,069	$54,076	$54,793	$96,495
Interest expense	2,533	2,619	2,605	4,396
Net interest income before provision for loan losses	46,536	51,457	52,188	92,099
Provision for loan losses	—	—	—	—
Net interest income	46,536	51,457	52,188	92,099
Non-interest income	13,696	16,141	14,098	18,356
Non-interest expense	41,914	47,734	46,697	100,254
Income before provision for income taxes	18,318	19,864	19,589	10,201
Provision for income taxes	6,184	6,615	6,642	3,308
Net income	$12,134	$13,249	$12,947	$6,893
Basic earnings per share	$0.61	$0.64	$0.62	$0.20
Diluted earnings per share	0.61	0.64	0.62	0.20
Dividends declared	0.18	0.18	0.18	0.18

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	December 31, 2017	December 31, 2016
Commitments to extend credit	$2,300,593	$2,204,795
Standby letters of credit and financial guarantees	14,579	17,694
Commitments to originate loans	56,030	69,833
Risk participation agreement	11,451	7,488

Derivatives also included in Note 24:
Commitments to originate loans held for sale	43,502	69,487
Commitments to sell loans secured by one- to four-family residential properties	33,069	36,907
Commitments to sell securities related to mortgage banking activities	57,000	44,000

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $2.4 million and $3.6 million, at December 31, 2017 and 2016, respectively.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2017 or 2016. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in Note 1: “Derivative Instruments.”

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2017.

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

Derivatives Designated in Hedge Relationships

The Company's fixed-rate loans result in exposure to losses in value or net interest income as interest rates change. The risk management objective for hedging fixed-rate loans is to effectively convert the fixed-rate received to a floating rate. The Company has hedged exposure to changes in the fair value of certain fixed-rate loans through the use of interest rate swaps. For a qualifying fair value hedge, changes in the value of the derivatives are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.

Under a prior program, customers received fixed interest rate commercial loans and Banner Bank subsequently hedged that fixed-rate loan by entering into an interest rate swap with a dealer counterparty. Banner Bank receives fixed-rate payments from the customers on the loans and makes similar fixed-rate payments to the dealer counterparty on the swaps in exchange for variable-rate payments based on the one-month LIBOR index. Some of these interest rate swaps are designated as fair value hedges. Through application of the “short cut method of accounting,” there is an assumption that the hedges are effective. Banner Bank discontinued originating interest rate swaps under this program in 2008.

As of December 31, 2017 and December 31, 2016, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$4,350	$447	$5,855	$660	$4,350	$447	$5,855	$660

(1)	Included in Loans Receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Derivatives Not Designated in Hedge Relationships

Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan customers, that provides the client with a variable-rate loan and enters into an interest rate swap in which the client receives a variable-rate payment in exchange for a fixed-rate payment. The Bank offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed-rate payment in exchange for a variable-rate payment. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.

Mortgage Banking: In the normal course of business, the Company sells originated one- to four-family and multifamily mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one- to four-family loans that are intended to be sold and for closed one- to four-family and multifamily mortgage loans held for sale that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one- to four-family and multifamily mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates.

As of December 31, 2017 and December 31, 2016, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$285,047	$4,636	$309,936	$7,670	$285,047	$4,636	$309,936	$7,670
Mortgage loan commitments	29,739	225	42,296	30	13,763	153	27,191	174
Forward sales contracts	43,069	298	71,192	452	47,000	48	9,715	115
	$357,855	$5,159	$423,424	$8,152	$345,810	$4,837	$346,842	$7,959

(1)
Included in Other Assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps from prior to 2009 that were not designated in hedge relationships (with a fair value of $499,000 at December 31, 2017 and $822,000 at December 31, 2016), which are included in Loans Receivable.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the years ended December 31, 2017 and 2016 were as follows (in thousands):

		For the Year Ended December 31,
	Location on Income Statement	2017	2016
Mortgage loan commitments	Mortgage banking operations	$195	$(348)
Forward sales contracts	Mortgage banking operations	(491)	296
		$(296)	$(52)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at December 31, 2017 or December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value. As of December 31, 2017 and 2016, the termination value of derivatives in a net liability position related to these agreements was $3.7 million and $7.6 million, respectively. The Company generally posts collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $16.9 million and $29.3 million as of December 31, 2017 and 2016, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$5,083	$—	$5,083	$(656)	$—	$4,427
	$5,083	$—	$5,083	$(656)	$—	$4,427

Derivative liabilities
Interest rate swaps	$5,083	$—	$5,083	$(656)	$(3,467)	$960
	$5,083	$—	$5,083	$(656)	$(3,467)	$960

	December 31, 2016
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$8,330	$—	$8,330	$(362)	$—	$7,968
	$8,330	$—	$8,330	$(362)	$—	$7,968

Derivative liabilities
Interest rate swaps	$8,330	$—	$8,330	$(362)	$(7,557)	$411
	$8,330	$—	$8,330	$(362)	$(7,557)	$411

BANNER CORPORATION

Exhibit	Index of Exhibits

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

3{c}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 20, 2016 (File No. 000-26584)].

4{a}	Warrant to purchase shares of Company's common stock dated November 21, 2008 [incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)]

10{a}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 000-26584)].

10{b}	Amended and Restated Employment Agreement, with Mark J. Grescovich [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2013 (File No. 000-26584].

10{d}
Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker, Cynthia D. Purcell and Richard B. Barton [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 and the exhibits filed with the Form 8-K on May 6, 2008 (File No. 000-26584)].

10{f}
Form of Employment Contract entered into with Lloyd W. Baker, Cynthia D. Purcell and Richard B. Barton [incorporated by reference to exhibits filed with the Form 8-K on June 25, 2014 (File No. 000-26584)].

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

101
The following materials from Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.