Form 10-Q
period 2018-06-30
BANNER CORP
filed 2018-08-03
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________
 Commission File Number 000-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of July 31, 2018
Common Stock, $.01 par value per share			32,327,979 shares
Non-voting Common Stock, $.01 par value per share			74,933 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected revenues, cost savings, synergies and other benefits from the proposed merger of Banner and Skagit Bancorp, Inc. (Skagit) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; the requisite regulatory approvals for the proposed merger of Banner and Skagit may be delayed or may not be obtained (or may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger); the requisite approval of Skagit shareholders may be delayed or may not be obtained, the other closing conditions to the merger may be delayed or may not be obtained, or the merger agreement may be terminated; business disruption may occur following or in connection with the proposed merger of Banner and Skagit; Banner’s or Skagit’s businesses may experience disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities; the possibility that the proposed merger is more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of managements’ attention from ongoing business operations and opportunities as a result of the proposed merger or otherwise; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses and provisions for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in the allowance for loan losses not being adequate to cover actual losses and require a material increase in reserves; results of examinations by regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the writing down of assets or increases in the allowance for loan losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; the ability to access cost-effective funding; increases in premiums for deposit insurance; the ability to control operating costs and expenses; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the implementing regulations; results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks, (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions, or other factors; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2018 and December 31, 2017

ASSETS	June 30 2018	December 31 2017
Cash and due from banks	$195,652	$199,624
Interest bearing deposits	53,773	61,576
Total cash and cash equivalents	249,425	261,200
Securities—trading, amortized cost $27,303 and $27,246, respectively	25,640	22,318
Securities—available-for-sale, amortized cost $1,429,925 and $926,112, respectively	1,400,312	919,485
Securities—held-to-maturity, fair value $260,318 and $262,188, respectively	263,176	260,271
Federal Home Loan Bank (FHLB) stock	19,916	10,334
Loans held for sale (includes $75.8 million and $32.4 million, at fair value, respectively)	78,833	40,725
Loans receivable	7,684,732	7,598,884
Allowance for loan losses	(93,875)	(89,028)
Net loans receivable	7,590,857	7,509,856
Accrued interest receivable	34,004	31,259
Real estate owned (REO), held for sale, net	473	360
Property and equipment, net	153,224	154,815
Goodwill	242,659	242,659
Other intangibles, net	19,858	22,655
Bank-owned life insurance (BOLI)	164,225	162,668
Deferred tax assets, net	77,937	71,427
Other assets	58,655	53,177
Total assets	$10,379,194	$9,763,209
LIABILITIES
Deposits:
Non-interest-bearing	$3,346,777	$3,265,544
Interest-bearing transaction and savings accounts	4,032,283	3,950,950
Interest-bearing certificates	1,148,607	966,937
Total deposits	8,527,667	8,183,431
Advances from FHLB	239,190	202
Other borrowings	112,458	95,860
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	112,774	98,707
Accrued expenses and other liabilities	93,281	71,344
Deferred compensation	40,814	41,039
Total liabilities	9,126,184	8,490,583
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 32,330,763 shares issued and outstanding at June 30, 2018; 32,626,456 shares issued and outstanding at December 31, 2017	1,172,402	1,185,919
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; 74,933 shares issued and outstanding at June 30, 2018; 100,029 shares issued and outstanding at December 31, 2017	1,254	1,208
Retained earnings	84,485	90,535
Carrying value of shares held in trust for stock related compensation plans	(7,083)	(7,351)
Liability for common stock issued to stock related compensation plans	7,083	7,351
Accumulated other comprehensive loss	(5,131)	(5,036)
Total shareholders' equity	1,253,010	1,272,626
Total liabilities & shareholders' equity	$10,379,194	$9,763,209
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME:
Loans receivable	$99,853	$94,795	$193,875	$186,083
Mortgage-backed securities	8,899	6,239	16,230	10,886
Securities and cash equivalents	3,671	3,402	7,138	6,563
Total interest income	112,423	104,436	217,243	203,532
INTEREST EXPENSE:
Deposits	4,264	3,182	7,622	5,973
FHLB advances	1,499	301	2,177	574
Other borrowings	49	83	119	157
Junior subordinated debentures	1,548	1,164	2,889	2,268
Total interest expense	7,360	4,730	12,807	8,972
Net interest income	105,063	99,706	204,436	194,560
PROVISION FOR LOAN LOSSES	2,000	2,000	4,000	4,000
Net interest income after provision for loan losses	103,063	97,706	200,436	190,560
NON-INTEREST INCOME:
Deposit fees and other service charges	11,985	11,165	23,281	21,553
Mortgage banking operations	4,643	6,754	9,507	11,357
Bank-owned life insurance (BOLI)	933	1,461	1,785	2,556
Miscellaneous	3,388	1,720	4,426	5,356
	20,949	21,100	38,999	40,822
Net gain (loss) on sale of securities	44	(54)	48	(41)
Net change in valuation of financial instruments carried at fair value	224	(650)	3,532	(1,338)
Total non-interest income	21,217	20,396	42,579	39,443
NON-INTEREST EXPENSE:
Salary and employee benefits	51,494	49,019	101,561	95,083
Less capitalized loan origination costs	(4,733)	(4,598)	(8,744)	(8,914)
Occupancy and equipment	11,574	12,045	23,340	24,041
Information/computer data services	4,564	4,100	8,945	8,094
Payment and card processing expenses	3,731	3,719	7,431	6,942
Professional services	3,838	3,732	8,266	8,885
Advertising and marketing	2,141	1,766	3,971	3,095
Deposit insurance	1,021	1,071	2,362	2,337
State/municipal business and use taxes	816	279	1,529	1,078
REO operations	(319)	(363)	121	(1,329)
Amortization of core deposit intangibles	1,382	1,624	2,764	3,248
Miscellaneous	7,128	7,463	12,797	13,577
Total non-interest expense	82,637	79,857	164,343	156,137
Income before provision for income taxes	41,643	38,245	78,672	73,866
PROVISION FOR INCOME TAXES	9,219	12,791	17,458	24,619
NET INCOME	$32,424	$25,454	$61,214	$49,247
Earnings per common share:
Basic	$1.01	$0.77	$1.89	$1.49
Diluted	$1.00	$0.77	$1.89	$1.49
Cumulative dividends declared per common share	$0.85	$1.25	$1.20	$1.50
Weighted average number of common shares outstanding:
Basic	32,250,514	32,982,126	32,323,635	32,957,920
Diluted	32,331,609	33,051,527	32,422,287	33,052,205
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME	$32,424	$25,454	$61,214	$49,247
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	(8,305)	2,900	(23,073)	5,348
Reclassification for net (gains) losses on available-for-sale securities realized in earnings	(49)	54	(51)	41
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(258)	—	(14,067)	—
Income tax related to other comprehensive (loss) income	2,091	(1,064)	8,893	(1,940)
Other comprehensive (loss) income	(6,521)	1,890	(28,298)	3,449
COMPREHENSIVE INCOME	$25,903	$27,344	$32,916	$52,696

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Six Months Ended June 30, 2018 and the Year Ended December 31, 2017

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2017	33,193,387	$1,213,837	$95,328	$(3,455)	$1,305,710
Net income			60,776		60,776
Other comprehensive loss, net of income tax				(786)	(786)
Reclassification of stranded tax effects from Accumulated Other Comprehensive Income (AOCI) to retained earnings			795	(795)	—
Accrual of dividends on common stock ($2.00/share cumulative)			(66,364)		(66,364)
Repurchase of common stock	(545,166)	(31,045)			(31,045)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	78,264	4,335			4,335
Balance, December 31, 2017	32,726,485	$1,187,127	$90,535	$(5,036)	$1,272,626

Balance, January 1, 2018	32,726,485	$1,187,127	$90,535	$(5,036)	$1,272,626
Cumulative effect of reclassification of the instrument-specific credit risk portion of junior subordinated debentures fair value adjustments and reclassification of equity securities from available-for-sale			(28,203)	28,203	—
Net income			61,214		61,214
Other comprehensive loss, net of income tax				(28,298)	(28,298)
Accrual of dividends on common stock ($1.20/share cumulative)			(39,061)		(39,061)
Repurchase of common stock	(269,711)	(15,359)			(15,359)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(51,078)	1,888			1,888
Balance, June 30, 2018	32,405,696	$1,173,656	$84,485	$(5,131)	$1,253,010

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$61,214	$49,247
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	7,253	6,484
Deferred income and expense, net of amortization	(1,518)	(1,401)
Amortization of core deposit intangibles	2,764	3,248
(Gain) loss on sale of securities	(48)	41
Net change in valuation of financial instruments carried at fair value	(3,532)	1,338
Principal repayments and maturities of securities—trading	—	17
Gain on branch divestiture	(249)	—
(Increase) decrease in deferred taxes	(6,510)	6,564
Increase in current taxes payable	5,603	2,407
Stock-based compensation	3,231	2,666
Increase in cash surrender value of BOLI	(1,768)	(2,012)
Gain on sale of loans, net of capitalized servicing rights	(6,533)	(10,975)
Gain on disposal of real estate held for sale and property and equipment	(1,858)	(2,226)
Provision for loan losses	4,000	4,000
Provision for losses on real estate held for sale	160	256
Origination of loans held for sale	(415,790)	(394,585)
Proceeds from sales of loans held for sale	384,215	585,749
Net change in:
Other assets	1,734	(4,863)
Other liabilities	1,797	(3,338)
Net cash provided from operating activities	34,165	242,617
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(591,265)	(580,321)
Principal repayments and maturities of securities—available-for-sale	69,853	80,149
Proceeds from sales of securities—available-for-sale	8,363	15,647
Purchases of securities—held-to-maturity	(8,469)	(4,605)
Principal repayments and maturities of securities—held-to-maturity	4,422	3,317
Loan originations, net of principal repayments	(82,461)	(32,266)
Purchases of loans and participating interest in loans	(2,268)	(64,618)
Proceeds from sales of other loans	4,733	3,950
Net cash paid related to branch divestiture	(20,412)	—
Purchases of property and equipment	(9,925)	(5,356)
Proceeds from sale of real estate held for sale and sale of other property, net	6,367	14,912
Proceeds from FHLB stock repurchase program	79,878	53,156
Purchase of FHLB stock	(89,460)	(52,984)
Other	417	298
Net cash used in investing activities	(630,227)	(568,721)
FINANCING ACTIVITIES:
Increase in deposits, net	364,890	362,317
Repayment of long term FHLB advances	(5)	(4)
Proceeds from (repayments of) overnight and short term FHLB advances, net	239,000	(4,000)
Increase in other borrowings, net	16,598	10,770
Cash dividends paid	(19,494)	(15,963)
Taxes paid related to net share settlement of equity awards	(1,343)	(1,187)
Cash paid for the repurchase of common stock	(15,359)	—
Net cash provided from financing activities	584,287	351,933
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,775)	25,829
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	261,200	247,719
CASH AND CASH EQUIVALENTS, END OF PERIOD	$249,425	$273,548

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$11,720	$8,464
Taxes paid, net	8,806	17,106
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	1,419	10
Dividends accrued but not paid until after period end	27,833	41,733

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2018 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2017 Consolidated Financial Statements and/or schedules to conform to the 2018 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC (2017 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first six months of 2018, except as described in Note 2.

On July 25, 2018, Banner and Skagit Bancorp, Inc. (“Skagit”), the holding company for Skagit Bank, a Washington state-chartered commercial bank, announced that they have entered into a definitive merger agreement pursuant to which Banner will acquire Skagit in an all-stock transaction, subject to the terms and conditions set forth therein. Under the merger agreement, Skagit will merge with and into Banner, and immediately thereafter Skagit Bank will merge with and into Banner Bank. The combined company will have approximately $11.4 billion in assets. See Note 15 for additional information on the transaction.

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

The majority of the Company’s revenue streams including interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, loan servicing income and other loan fee income are outside the scope of Topic 606. Revenue streams reported as deposit fees and other service charges which include transaction based deposit fees, non-transaction based deposit fees, interchange fees on credit and debit cards and merchant service fees are within the scope of Topic 606. The Company applied the requirements of Topic 606 to the revenue streams that are within its scope. The adoption of Topic 606 did not result in any changes in the either timing or amount of recognized revenue in prior periods by the Company however, the presentation of certain costs associated with our merchant services will now be offset against deposit fees and other service charges in non-interest income. The Company previously recognized payment network related fees that were collected by Company and passed through to another party related to its merchant services as non-interest expense. The change in presentation resulted in $3.7 million of expenses for the six months ended June 30, 2018 being netted against deposit fees and other services charges and reported in non-interest income instead of as payment and card processing expenses in non-interest expense. In addition, to conform to the current period presentation, $3.9 million of merchant services related expenses for the six months ended June 30, 2017 were reclassified from payment and card processing expense in non-interest expense to being netted against deposit fees and other service charges in non-interest income. The Company elected to apply the practical expedient and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less.

The following table presents the impact of adopting of the new revenue standard on our Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	For the three months ended June 30, 2018			For the three months ended June 30, 2017
	As Reported	Balance without Adoption of ASC 606	Effect of Change	As Reported	Balance without Adoption of ASC 606	Effect of Change
Non-interest income:
Deposit fees and other service charges	$11,985	$13,909	$(1,924)	$11,165	$13,238	$(2,073)

Non-interest expense:
Payment and card processing expenses	$3,731	$5,655	$(1,924)	$3,719	$5,792	$(2,073)

	For the six months ended June 30, 2018			For the six months ended June 30, 2017
	As Reported	Balance without Adoption of ASC 606	Effect of Change	As Reported	Balance without Adoption of ASC 606	Effect of Change
Non-interest income:
Deposit fees and other service charges	$23,281	$27,010	$(3,729)	$21,553	$25,423	$(3,870)

Non-interest expense:
Payment and card processing expenses	$7,431	$11,160	$(3,729)	$6,942	$10,812	$(3,870)

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. This ASU simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The Company adopted this ASU on January 1, 2018. The adoption of this ASU resulted in the Company reclassifying $28.1 million from retained earnings to AOCI for the cumulative fair value adjustments on its junior subordinated debentures related to instrument specific credit risk. During the six months ended June 30, 2018, the Company recorded a $10.7 million, net of tax, reduction in other comprehensive income (loss) for the change in instrument specific credit risk on its junior subordinated debentures; prior to the adoption of this ASU this amount would have been recorded in the Consolidated Statement of Operations. In addition, as a result of adopting this ASU the Company recorded a $137,000 reduction in retained earnings representing the unrealized loss on available for sale equity securities at the date of adoption. Any future changes in fair value on equity securities will be recorded in the Consolidated Statement of Operations. During the six months ended June 30, 2018, the Company recorded a $114,000 gain for the decrease in fair value of its equity securities as a component of the net change in financial instruments carried at fair value in the Consolidated Statement of Operations. At June 30, 2018, the Company held $461,000 of equity investment securities which were previously reported as available for sale securities and are now reported in other assets.

In addition, the adoption of this ASU resulted in changing how the Company estimates the fair value of portfolio loans for disclosure purposes. Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics.  Loans are segregated by type such as multifamily real estate, residential mortgage, nonresidential mortgage, commercial/agricultural, consumer and other.  Each loan category is further segmented into fixed- and adjustable-rate interest terms. An estimate of fair value is then calculated based on discounted cash flows using as a discount rate based on the current rate offered on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans, as well as, a quarterly loss rate based on historical losses to arrive at an estimated exit price fair value. Fair value for impaired loans is also based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

In February 2018, FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU do not change the core principle of the guidance in Subtopic 825-10. Rather, the amendments in this ASU clarify the application of the guidance regarding the fair value measurement of equity securities without readily determinable fair value. The Company adopted this ASU upon issuance. The impact of the Company's adoption of this ASU is described in the preceding paragraph.

Leases (Topic 842)

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements and regulatory capital ratios and has contracted with a third party software solution to meet the new requirements of this ASU, with implementation currently in process. The Company leases 117 buildings and offices under non-cancelable operating leases, the majority of which will be subject to this ASU. While the Company has not quantified the impact to its balance sheet, upon the adoption of this ASU the Company expects to report increased assets and increased liabilities on its Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to these leases and certain equipment under non-cancelable operating lease agreements, which currently are not reflected in its Consolidated Statements of Financial Condition.

In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. The amendments in this ASU provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). In addition, the amendments in this ASU provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606). For entities that have not adopted Topic 842 before the issuance of this ASU, the effective date and transition requirements for the amendments in this ASU related to separating components of a contract are the same as the effective date and transition requirements in ASU No. 2016-02.

Financial Instruments—Credit Losses (Topic 326)

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements. The Company has formed an internal committee to oversee the project, engaged a third-party vendor to assist with the project and has completed its gap analysis phase of the project. In addition, the Company has selected a second third-party vendor to assist with building and developing the required models. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available-for-sale will be replaced with an allowance approach.

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

Income Taxes (Topic 740)

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act (the Act) and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements in the 2017 Form 10-K. As of June 30, 2018, the Company did not incur any adjustments to the provisional recognition.

Note 3:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at June 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Municipal bonds	$100			$100
Corporate bonds	27,203			25,540
	$27,303			$25,640
Available-for-Sale:
U.S. Government and agency obligations	$143,733	$12	$(2,720)	$141,025
Municipal bonds	65,563	242	(761)	65,044
Corporate bonds	5,053	5	(20)	5,038
Mortgage-backed or related securities	1,188,772	51	(26,403)	1,162,420
Asset-backed securities	26,804	121	(140)	26,785
	$1,429,925	$431	$(30,044)	$1,400,312
Held-to-Maturity:
U.S. Government and agency obligations	$1,152	$28	$(3)	$1,177
Municipal bonds	194,431	2,105	(3,115)	193,421
Corporate bonds	3,805	—	(10)	3,795
Mortgage-backed or related securities	63,788	—	(1,863)	61,925
	$263,176	$2,133	$(4,991)	$260,318

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Municipal bonds	$100			$100
Corporate bonds	27,132			22,058
Equity securities	14			160
	$27,246			$22,318
Available-for-Sale:
U.S. Government and agency obligations	$72,829	$68	$(431)	$72,466
Municipal bonds	68,513	665	(445)	68,733
Corporate bonds	5,431	6	(44)	5,393
Mortgage-backed or related securities	745,956	1,003	(7,402)	739,557
Asset-backed securities	27,667	184	(93)	27,758
Equity securities	5,716	10	(148)	5,578
	$926,112	$1,936	$(8,563)	$919,485
Held-to-Maturity:
U.S. Government and agency obligations	$1,024	$29	$—	$1,053
Municipal bonds	189,860	3,385	(1,252)	191,993
Corporate bonds	3,978	7	—	3,985
Mortgage-backed or related securities	65,409	266	(518)	65,157
	$260,271	$3,687	$(1,770)	$262,188

At June 30, 2018 and December 31, 2017, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows (in thousands):

	June 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$109,860	$(2,091)	$23,566	$(629)	$133,426	$(2,720)
Municipal bonds	28,771	(373)	13,466	(389)	42,237	(762)
Corporate bonds	4,123	(19)	—	—	4,123	(19)
Mortgage-backed or related securities	995,793	(21,357)	125,657	(5,046)	1,121,450	(26,403)
Asset-backed securities	759	(1)	9,874	(139)	10,633	(140)
	$1,139,306	$(23,841)	$172,563	$(6,203)	$1,311,869	$(30,044)
Held-to-Maturity
U.S. Government and agency obligations	$146	$(3)	$—	$—	$146	$(3)
Municipal bonds	53,087	(890)	30,815	(2,225)	83,902	(3,115)
Corporate bonds	490	(10)	—	—	490	(10)
Mortgage-backed or related securities	57,619	(1,607)	4,254	(256)	61,873	(1,863)
	$111,342	$(2,510)	$35,069	$(2,481)	$146,411	$(4,991)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$31,276	$(211)	$23,341	$(220)	$54,617	$(431)
Municipal bonds	20,879	(185)	13,360	(260)	34,239	(445)
Corporate bonds	296	(4)	4,682	(40)	4,978	(44)
Mortgage-backed or related securities	559,916	(5,138)	100,662	(2,264)	660,578	(7,402)
Asset-backed securities	—	—	9,926	(93)	9,926	(93)
Equity securities	5,480	(148)	—	—	5,480	(148)
	$617,847	$(5,686)	$151,971	$(2,877)	$769,818	$(8,563)
Held-to-Maturity
Municipal bonds	21,839	(171)	34,314	(1,081)	56,153	(1,252)
Mortgage-backed or related securities	38,023	(378)	4,434	(140)	42,457	(518)
	$59,862	$(549)	$38,748	$(1,221)	$98,610	$(1,770)

At June 30, 2018, there were 305 securities—available-for-sale with unrealized losses, compared to 226 at December 31, 2017.  At June 30, 2018, there were 98 securities—held-to-maturity with unrealized losses, compared to 66 at December 31, 2017.  Management does not believe that any individual unrealized loss as of June 30, 2018 or December 31, 2017 represented other-than-temporary impairment (OTTI).  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the six-month periods ended June 30, 2018 or 2017. The Company did not recognize any OTTI charges or recoveries on securities—trading during the six-month periods ended June 30, 2018 or 2017. There were no securities—trading in a nonaccrual status at June 30, 2018 or December 31, 2017.  Net unrealized holding gains of $3.4 million were recognized during the six months ended June 30, 2018 compared to $315,000 of net unrealized holdings gains recognized during the six months ended June 30, 2017.

There were nine sales of securities—available-for-sale during the six months ended June 30, 2018, and partial calls of securities resulted in a net gain of $51,000 for the six months ended June 30, 2018.  Sales of securities—available-for-sale totaled $15.6 million which resulted in a net gain of $41,000 for the six months ended June 30, 2017. There were no securities—available-for-sale in a nonaccrual status at June 30, 2018 or December 31, 2017.

There were no sales of securities—held-to-maturity during the six-month periods ended June 30, 2018 and 2017 although there were partial calls of securities that resulted in a net gain of $2,000 for the six months ended June 30, 2018. There were no securities—held-to-maturity in a nonaccrual status at June 30, 2018 or December 31, 2017.

The amortized cost and estimated fair value of securities at June 30, 2018, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	June 30, 2018
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$100	$100	$6,059	$6,045	$2,292	$2,291
Maturing after one year through five years	—	—	60,892	59,950	40,544	40,024
Maturing after five years through ten years	—	—	280,920	273,773	94,377	93,574
Maturing after ten years through twenty years	27,203	25,540	193,883	191,218	85,138	85,732
Maturing after twenty years	—	—	888,171	869,326	40,825	38,697
	$27,303	$25,640	$1,429,925	$1,400,312	$263,176	$260,318

The following table presents, as of June 30, 2018, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	June 30, 2018
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$128,867	$128,919	$129,642
Interest rate swap counterparties	14,535	14,719	14,312
Repurchase agreements	123,817	126,129	123,817
Other	3,876	3,876	3,701
Total pledged securities	$271,095	$273,643	$271,472

Note 4: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at June 30, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,256,730	16.3%	$1,284,363	16.9%
Investment properties	1,920,790	25.0	1,937,423	25.5
Multifamily real estate	330,384	4.3	314,188	4.1
Commercial construction	166,089	2.2	148,435	2.0
Multifamily construction	147,576	1.9	154,662	2.0
One- to four-family construction	480,591	6.3	415,327	5.5
Land and land development:
Residential	163,335	2.1	164,516	2.2
Commercial	22,849	0.3	24,583	0.3
Commercial business	1,312,424	17.1	1,279,894	16.8
Agricultural business, including secured by farmland	336,709	4.4	338,388	4.4
One- to four-family residential	840,470	10.9	848,289	11.2
Consumer:
Consumer secured by one- to four-family	536,007	7.0	522,931	6.9
Consumer—other	170,778	2.2	165,885	2.2
Total loans	7,684,732	100.0%	7,598,884	100.0%
Less allowance for loan losses	(93,875)		(89,028)
Net loans	$7,590,857		$7,509,856

Loan amounts are net of unearned loan fees in excess of unamortized costs of $1.4 million as of June 30, 2018 and were net of unamortized costs of $158,000 as of December 31, 2017. Net loans include net discounts on acquired loans of $18.1 million and $21.1 million as of June 30, 2018 and December 31, 2017, respectively.

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $28.1 million at June 30, 2018 and $32.5 million at December 31, 2017. The carrying balance of PCI loans was $18.1 million at June 30, 2018 and $21.3 million at December 31, 2017.
The following table presents the changes in the accretable yield for PCI loans for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$6,288	$8,670	$6,520	$8,717
Accretion to interest income	(734)	(2,170)	(1,831)	(3,490)
Disposals	—	(497)	58	(497)
Reclassifications from non-accretable difference	555	1,663	1,362	2,936
Balance, end of period	$6,109	$7,666	$6,109	$7,666

As of June 30, 2018 and December 31, 2017, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $9.2 million and $11.3 million, respectively.

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

The following tables provide information on impaired loans, excluding PCI loans, with and without allowance reserves at June 30, 2018 and December 31, 2017. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	June 30, 2018
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,827	$3,395	$202	$21
Investment properties	6,874	946	5,668	257
One- to four-family construction	378	378	—	—
Land and land development:
Residential	1,918	1,582	—	—
Commercial business	3,398	2,674	369	13
Agricultural business/farmland	4,613	1,712	2,560	59
One- to four-family residential	8,027	3,413	4,562	108
Consumer:
Consumer secured by one- to four-family	1,551	1,374	136	6
Consumer—other	125	55	69	4
	$30,711	$15,529	$13,566	$468

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$7,807	$6,447	$199	$18
Investment properties	11,296	4,200	6,884	263
One- to four-family construction	298	298	—	—
Land and land development:
Residential	1,134	798	—	—
Commercial business	4,441	3,424	555	50
Agricultural business/farmland	9,388	6,230	3,031	264
One- to four-family residential	9,547	3,709	5,775	178
Consumer:
Consumer secured by one- to four-family	1,498	1,324	139	7
Consumer—other	134	58	73	2
	$45,543	$26,488	$16,656	$782

(1)
Includes loans without an allowance reserve that have been individually evaluated for impairment and that evaluation concluded that no reserve was needed, and $10.7 million and $10.6 million, respectively, of homogenous and small balance loans as of June 30, 2018 and December 31, 2017, that are collectively evaluated for impairment for which a general reserve has been established.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,544	$2	$2,662	$2
Investment properties	7,561	75	7,438	38
Multifamily real estate	—	—	395	5
One- to four-family construction	314	—	393	7
Land and land development:
Residential	1,582	10	1,727	19
Commercial	—	—	944	—
Commercial business	3,206	5	4,857	50
Agricultural business/farmland	4,357	23	4,339	30
One- to four-family residential	8,226	59	9,503	84
Consumer:
Consumer secured by one- to four-family	1,360	3	1,591	2
Consumer—other	141	1	175	1
	$30,291	$178	$34,024	$238

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$4,464	$5	$2,789	$4
Investment properties	8,767	158	8,165	87
Multifamily real estate	—	—	445	9
One- to four-family construction	459	4	787	27
Land and land development:
Residential	1,190	10	1,813	36
Commercial	—	—	961	—
Commercial business	3,606	12	4,692	57
Agricultural business/farmland	6,733	56	5,310	62
One- to four-family residential	8,559	160	9,953	167
Consumer:
Consumer secured by one- to four-family	1,375	5	1,666	5
Consumer—other	145	2	222	4
	$35,298	$412	$36,803	$458

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

The following table presents TDRs by accrual and nonaccrual status at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Accrual Status	Nonaccrual Status	Total TDRs	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$202	$83	$285	$199	$87	$286
Investment properties	5,668	—	5,668	6,884	—	6,884
Commercial business	369	—	369	555	—	555
Agricultural business, including secured by farmland	2,560	—	2,560	3,129	29	3,158
One- to four-family residential	4,789	244	5,033	5,136	801	5,937
Consumer:
Consumer secured by one- to four-family	136	—	136	139	—	139
Consumer—other	69	—	69	73	—	73
	$13,793	$327	$14,120	$16,115	$917	$17,032

As of both June 30, 2018 and December 31, 2017, the Company had commitments to advance additional funds related to TDRs up to $23,000 and $45,000, respectively.

No new TDRs occurred during the six months ended June 30, 2018 or 2017.

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and six-month periods ended June 30, 2018 and 2017. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the six months ended June 30, 2018.

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

The following tables present the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,223,858	$13,613	$19,259	$—	$—	$1,256,730
Investment properties	1,912,516	—	8,274	—	—	1,920,790
Multifamily real estate	329,887	—	497	—	—	330,384
Commercial construction	166,089	—	—	—	—	166,089
Multifamily construction	147,576	—	—	—	—	147,576
One- to four-family construction	478,361	—	2,230	—	—	480,591
Land and land development:
Residential	152,083	10,453	799	—	—	163,335
Commercial	20,047	—	2,802	—	—	22,849
Commercial business	1,247,794	17,320	47,205	105	—	1,312,424
Agricultural business, including secured by farmland	323,137	4,952	8,620	—	—	336,709
One- to four-family residential	834,766	536	5,168	—	—	840,470
Consumer:
Consumer secured by one- to four-family	532,758	—	3,249	—	—	536,007
Consumer—other	170,548	11	219	—	—	170,778
Total	$7,539,420	$46,885	$98,322	$105	$—	$7,684,732

	December 31, 2017
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,246,125	$12,227	$26,011	$—	$—	$1,284,363
Investment properties	1,918,940	9,118	9,365	—	—	1,937,423
Multifamily real estate	313,432	—	756	—	—	314,188
Commercial construction	148,435	—	—	—	—	148,435
Multifamily construction	154,662	—	—	—	—	154,662
One- to four-family construction	411,802	—	3,525	—	—	415,327
Land and land development:
Residential	153,073	10,554	889	—	—	164,516
Commercial	21,665	—	2,918	—	—	24,583
Commercial business	1,213,365	12,135	54,282	112	—	1,279,894
Agricultural business, including secured by farmland	321,110	3,852	13,426	—	—	338,388
One- to four-family residential	842,304	569	5,416	—	—	848,289
Consumer:
Consumer secured by one- to four-family	520,675	—	2,256	—	—	522,931
Consumer—other	165,594	13	278	—	—	165,885
Total	$7,431,182	$48,468	$119,122	$112	$—	$7,598,884

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of June 30, 2018 and December 31, 2017, in the commercial business category, $558.4 million and $296.8 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$390	$208	$2,834	$3,432	$6,157	$1,247,141	$1,256,730	$—	$3,395
Investment properties	342	593	852	1,787	6,448	1,912,555	1,920,790	—	946
Multifamily real estate	—	—	—	—	164	330,220	330,384	—	—
Commercial construction	—	—	—	—	—	166,089	166,089	—	—
Multifamily construction	—	—	—	—	—	147,576	147,576	—	—
One-to-four-family construction	—	450	186	636	453	479,502	480,591	—	378
Land and land development:
Residential	—	—	1,582	1,582	—	161,753	163,335	784	798
Commercial	—	—	—	—	2,802	20,047	22,849	—	—
Commercial business	3,140	819	2,024	5,983	1,454	1,304,987	1,312,424	1	2,673
Agricultural business, including secured by farmland	320	—	1,712	2,032	396	334,281	336,709	—	1,712
One- to four-family residential	455	391	2,463	3,309	121	837,040	840,470	905	2,281
Consumer:
Consumer secured by one- to four-family	1,028	490	796	2,314	—	533,693	536,007	249	1,125
Consumer—other	439	120	4	563	68	170,147	170,778	4	51
Total	$6,114	$3,071	$12,453	$21,638	$18,063	$7,645,031	$7,684,732	$1,943	$13,359

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$5,323	$76	$5,490	$10,889	$7,682	$1,265,792	$1,284,363	$—	$6,447
Investment properties	1,737	—	4,096	5,833	7,166	1,924,424	1,937,423	—	4,199
Multifamily real estate	105	—	—	105	169	313,914	314,188	—	—
Commercial construction	—	—	—	—	—	148,435	148,435	—	—
Multifamily construction	3,416	—	—	3,416	—	151,246	154,662	—	—
One-to-four-family construction	4,892	725	298	5,915	446	408,966	415,327	298	—
Land and land development:
Residential	—	—	798	798	—	163,718	164,516	—	798
Commercial	—	—	—	—	2,919	21,664	24,583	—	—
Commercial business	1,574	404	2,577	4,555	2,159	1,273,180	1,279,894	18	3,406
Agricultural business, including secured by farmland	598	533	2,017	3,148	565	334,675	338,388	—	6,132
One-to four-family residential	4,475	1,241	2,715	8,431	136	839,722	848,289	1,085	3,264
Consumer:
Consumer secured by one- to four-family	1,355	62	713	2,130	—	520,801	522,931	85	1,239
Consumer—other	609	136	15	760	68	165,057	165,885	—	58
Total	$24,084	$3,177	$18,719	$45,980	$21,310	$7,531,594	$7,598,884	$1,486	$25,543

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$23,461	$2,592	$28,766	$19,885	$2,999	$3,779	$5,514	$5,211	$92,207
Provision for loan losses	1,035	1,126	(1,743)	(469)	451	(203)	264	1,539	2,000
Recoveries	216	—	11	100	41	356	106	—	830
Charge-offs	(299)	—	—	(375)	(329)	—	(159)	—	(1,162)
Ending balance	$24,413	$3,718	$27,034	$19,141	$3,162	$3,932	$5,725	$6,750	$93,875

	For the Six Months Ended June 30, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$22,824	$1,633	$27,568	$18,311	$4,053	$2,055	$3,866	$8,718	$89,028
Provision for loan losses	320	2,085	(719)	1,454	(596)	1,247	2,177	(1,968)	4,000
Recoveries	1,568	—	185	270	41	646	218	—	2,928
Charge-offs	(299)	—	—	(894)	(336)	(16)	(536)	—	(2,081)
Ending balance	$24,413	$3,718	$27,034	$19,141	$3,162	$3,932	$5,725	$6,750	$93,875

	June 30, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$278	$—	$—	$13	$59	$108	$10	$—	$468
Collectively evaluated for impairment	24,135	3,718	27,034	19,095	3,043	3,824	5,715	6,750	93,314
Purchased credit-impaired loans	—	—	—	33	60	—	—	—	93
Total allowance for loan losses	$24,413	$3,718	$27,034	$19,141	$3,162	$3,932	$5,725	$6,750	$93,875

Loan balances:
Individually evaluated for impairment	$8,998	$—	$750	$369	$3,298	$4,789	$205	$—	$18,409
Collectively evaluated for impairment	3,155,917	330,220	976,435	1,310,601	333,015	835,560	706,512	—	7,648,260
Purchased credit-impaired loans	12,605	164	3,255	1,454	396	121	68	—	18,063
Total loans	$3,177,520	$330,384	$980,440	$1,312,424	$336,709	$840,470	$706,785	$—	$7,684,732

	For the Three Months Ended June 30, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,472	$1,378	$29,464	$19,768	$3,245	$1,974	$3,840	$6,386	$86,527
Provision for loan losses	3,543	173	(3,176)	356	648	(73)	366	163	2,000
Recoveries	264	11	1,024	171	19	109	101	—	1,699
Charge-offs	(47)	—	—	(1,169)	(104)	—	(320)	—	(1,640)
Ending balance	$24,232	$1,562	$27,312	$19,126	$3,808	$2,010	$3,987	$6,549	$88,586

	For the Six Months Ended June 30, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,993	$1,360	$34,252	$16,533	$2,967	$2,238	$4,104	$3,550	$85,997
Provision for loan losses	2,952	191	(8,047)	5,044	972	(482)	371	2,999	4,000
Recoveries	334	11	1,107	344	132	254	195	—	2,377
Charge-offs	(47)	—	—	(2,795)	(263)	—	(683)	—	(3,788)
Ending balance	$24,232	$1,562	$27,312	$19,126	$3,808	$2,010	$3,987	$6,549	$88,586

	June 30, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$270	$61	$116	$59	$238	$324	$12	$—	$1,080
Collectively evaluated for impairment	23,962	1,501	27,183	19,067	3,570	1,686	3,975	6,549	87,493
Purchased credit-impaired loans	—	—	13	—	—	—	—	—	13
Total allowance for loan losses	$24,232	$1,562	$27,312	$19,126	$3,808	$2,010	$3,987	$6,549	$88,586

Loan balances:
Individually evaluated for impairment	$8,164	$345	$2,281	$6,737	$3,799	$5,228	$220	$—	$26,774
Collectively evaluated for impairment	3,306,767	287,923	805,411	1,276,499	339,883	794,486	687,553	—	7,498,522
Purchased credit impaired loans	18,238	174	3,810	2,968	730	294	53	—	26,267
Total loans	$3,333,169	$288,442	$811,502	$1,286,204	$344,412	$800,008	$687,826	$—	$7,551,563

Note 5:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of the period	$328	$3,040	$360	$11,081
Additions from loan foreclosures	393	46	521	46
Additions from capitalized costs	—	54	—	54
Proceeds from dispositions of REO	(314)	(1,228)	(314)	(10,421)
Gain on sale of REO	66	721	66	1,923
Valuation adjustments in the period	—	(206)	(160)	(256)
Balance, end of the period	$473	$2,427	$473	$2,427

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. At June 30, 2018 and December 31, 2017, the Company had $155,000 and $0, respectively, of foreclosed one- to four-family residential real estate properties held as REO. The recorded investment in one- to four-family residential loans in the process of foreclosure was $541,000 at June 30, 2018 compared with $2.0 million at December 31, 2017.

Note 6:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At June 30, 2018, intangible assets are comprised of goodwill, CDI, and favorable leasehold intangibles (LHI) acquired in business combinations. Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed annually for impairment. At December 31, 2017, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the six months ended June 30, 2018 and the year ended December 31, 2017 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, December 31, 2016	$244,583	$29,701	$461	$274,745
Amortization	—	(6,247)	(184)	(6,431)
Other changes(1)	(1,924)	(1,076)	—	(3,000)
Balance, December 31, 2017	242,659	22,378	277	265,314
Amortization	—	(2,764)	(33)	(2,797)
Balance, June 30, 2018	$242,659	$19,614	$244	$262,517

(1) Goodwill and CDI were adjusted for the sale of the Utah branches in 2017.

The following table presents the estimated amortization expense with respect to CDI for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2018	$2,608
2019	4,683
2020	3,996
2021	3,307
2022	2,524
Thereafter	2,496
$19,614

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income within mortgage banking operations on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and six months ended June 30, 2018 and 2017, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.26 billion and $2.19 billion at June 30, 2018 and December 31, 2017, respectively.  Custodial accounts maintained in connection with this servicing totaled $14.3 million and $10.2 million at June 30, 2018 and December 31, 2017, respectively.

An analysis of our mortgage servicing rights for the three and six months ended June 30, 2018 and 2017 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of the period	$14,617	$15,272	$14,738	$15,249
Additions—amounts capitalized	863	706	1,684	1,651
Additions—through purchase	30	—	45	—
Amortization (1)	(989)	(993)	(1,946)	(1,915)
Balance, end of the period (2)	$14,521	$14,985	$14,521	$14,985

(1)
Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.

(2)	There was no valuation allowance as of June 30, 2018 and 2017.

Note 7:  DEPOSITS

Deposits consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Non-interest-bearing accounts	$3,346,777	$3,265,544
Interest-bearing checking	1,012,519	971,137
Regular savings accounts	1,635,080	1,557,500
Money market accounts	1,384,684	1,422,313
Total interest-bearing transaction and saving accounts	4,032,283	3,950,950
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	1,005,192	813,997
Certificates of deposit greater than $250,000	143,415	152,940
Total certificates of deposit(1)	1,148,607	966,937
Total deposits	$8,527,667	$8,183,431
Included in total deposits:
Public fund transaction and savings accounts	$200,497	$198,719
Public fund interest-bearing certificates	24,390	23,685
Total public deposits	$224,887	$222,404
Total brokered deposits	$280,055	$57,228

(1)	Certificates of deposit include $0 and $11,000 of acquisition premiums at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, the Company had certificates of deposit of $146.4 million and $155.9 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificate accounts at June 30, 2018 are as follows (dollars in thousands):

	June 30, 2018
	Amount	Weighted Average Rate
Maturing in one year or less	$852,176	0.97%
Maturing after one year through two years	151,116	0.99
Maturing after two years through three years	108,911	1.36
Maturing after three years through four years	21,382	1.17
Maturing after four years through five years	12,796	1.39
Maturing after five years	2,226	1.04
Total certificates of deposit	$1,148,607	1.02%

Note 8:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2018 and December 31, 2017, whether or not measured at fair value in the Consolidated Statements of Financial Condition (dollars in thousands):

		June 30, 2018		December 31, 2017
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$249,425	$249,425	$261,200	$261,200
Securities—trading	2,3	25,640	25,640	22,318	22,318
Securities—available-for-sale	2	1,400,312	1,400,312	919,485	919,485
Securities—held-to-maturity	2	259,871	257,013	256,793	258,710
Securities—held-to-maturity	3	3,305	3,305	3,478	3,478
Loans held for sale	2	78,833	78,950	40,725	40,923
Loans receivable	3	7,684,732	7,567,722	7,598,884	7,445,990
FHLB stock	3	19,916	19,916	10,334	10,334
Bank-owned life insurance	1	164,225	164,225	162,668	162,668
Mortgage servicing rights	3	14,521	23,363	14,738	19,835
Equity securities	1	461	461	—	—
Derivatives:
Interest rate swaps	2	5,682	5,682	5,083	5,083
Interest rate lock and forward sales commitments	2	501	501	523	523
Liabilities:
Demand, interest checking and money market accounts	2	5,743,980	5,743,980	5,658,994	5,658,994
Regular savings	2	1,635,080	1,635,080	1,557,500	1,557,500
Certificates of deposit	2	1,148,607	1,133,081	966,937	947,517
FHLB advances	2	239,190	239,190	202	202
Other borrowings	2	112,458	112,458	95,860	95,860
Junior subordinated debentures	3	112,774	112,774	98,707	98,707
Derivatives:
Interest rate swaps	2	5,682	5,682	5,083	5,083
Interest rate lock and forward sales commitments	2	416	416	201	201

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Municipal bonds	$—	$100	$—	$100
Corporate bonds (Trust Preferred Securities)	—	—	25,540	25,540
	—	100	25,540	25,640
Securities—available-for-sale
U.S. Government and agency obligations	—	141,025	—	141,025
Municipal bonds	—	65,044	—	65,044
Corporate bonds	—	5,038	—	5,038
Mortgage-backed or related securities	—	1,162,420	—	1,162,420
Asset-backed securities	—	26,785	—	26,785
	—	1,400,312	—	1,400,312

Loans held for sale	—	75,828	—	75,828
Equity securities	—	461	—	461

Derivatives
Interest rate swaps	—	5,682	—	5,682
Interest rate lock and forward sales commitments	—	501	—	501
	$—	$1,482,884	$25,540	$1,508,424

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$112,774	$112,774
Derivatives
Interest rate swaps	—	5,682	—	5,682
Interest rate lock and forward sales commitments	—	416	—	416
	$—	$6,098	$112,774	$118,872

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Municipal bonds	$—	$100	$—	$100
Corporate Bonds (Trust Preferred Securities)	—	—	22,058	22,058
Equity securities	—	160	—	160
	—	260	22,058	22,318
Securities—available-for-sale
U.S. Government and agency obligations	—	72,466	—	72,466
Municipal bonds	—	68,733	—	68,733
Corporate bonds	—	5,393	—	5,393
Mortgage-backed securities	—	739,557	—	739,557
Asset-backed securities	—	27,758	—	27,758
Equity securities	—	5,578	—	5,578
	—	919,485	—	919,485

Loans held for sale	—	32,392	—	32,392

Derivatives
Interest rate swaps	—	5,083	—	5,083
Interest rate lock and forward sales commitments	—	523	—	523
	$—	$957,743	$22,058	$979,801

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$98,707	$98,707
Derivatives
Interest rate swaps	—	5,083	—	5,083
Interest rate lock and forward sales commitments	—	201	—	201
	$—	$5,284	$98,707	$103,991

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2018 and December 31, 2017.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at June 30, 2018 and December 31, 2017:

			Weighted Average Rate / Range
Financial Instruments	Valuation Techniques	Unobservable Inputs	June 30, 2018	December 31, 2017
Corporate Bonds (TPS securities)	Discounted cash flows	Discount rate	6.34%	6.69%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.34%	6.69%
Impaired loans	Collateral Valuations	Discount to appraised value	8.5% to 20.0%	8.5% to 20.0%
REO	Appraisals	Discount to appraised value	61%	42%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2018, or the passage of time, will result in negative fair value adjustments. At June 30, 2018, the discount rate utilized was based on a credit spread of 400 basis points and three-month LIBOR of 234 basis points.

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$25,474	$112,516	$22,058	$98,707
Total gains or losses recognized
Assets gains	66	—	3,482	—
Liabilities losses(1)	—	258	—	14,067
Ending balance at June 30, 2018	$25,540	$112,774	$25,540	$112,774

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$21,361	$96,040	$21,143	$95,200
Total gains or losses recognized
Assets gains	207	—	425	—
Liabilities losses	—	812	—	1,652
Ending balance at June 30, 2017	$21,568	$96,852	$21,568	$96,852
(1) The change in fair value on the junior subordinated debentures in 2018 is recorded in other comprehensive income (loss).

The Company has elected to continue to recognize the interest income and dividends from the securities reclassified to fair value from securities available-for-sale as a component of interest income as was done in prior years when they were classified as available-for-sale.  Interest expense related to the junior subordinated debentures continues to be measured based on contractual interest rates and reported in interest expense.  The change in fair market value on TPS securities and on junior subordinated debentures prior to 2018 has been recorded as a component of non-interest income. Beginning in 2018, the change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk, are recorded in other comprehensive income (loss).

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,928	$1,928
REO	—	—	473	473

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$6,535	$6,535
REO	—	—	360	360

The following table presents the losses resulting from non-recurring fair value adjustments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Impaired loans	$(329)	$(475)	$(329)	$(475)
REO	—	(206)	(160)	(256)
Total loss from non-recurring measurements	$(329)	$(681)	$(489)	$(731)

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

As of June 30, 2018, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah and Idaho state jurisdictions.

In December 2017, the federal government enacted the Tax Cuts and Jobs Act (2017 Tax Act), which among other provisions, reduced the federal marginal corporate income tax rate from 35% to 21%. As a result of the passage of the 2017 Tax Act, the Company recorded a $42.6 million charge in December 2017, for the revaluation of its net deferred tax to account for the future impact of the decrease in the corporate income tax rate and other provisions of the legislation. The charge was recorded as an increase to tax expense and reduction of the net deferred asset. The Company’s 2017 financial results reflected the income tax effects of the 2017 Tax Act for which the accounting was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. As a result, these amounts could be adjusted during the measurement period, which will end in December 2018.  The Company did not identify any items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. The $42.6 million charge recorded by the Company includes $4.2 million of provisional income tax expense related to Alternative Minimum Tax (AMT) credits that are limited under Internal Revenue Code of 1986 Section 383, which resulted in a reduction in the AMT deferred tax asset.  The utilization of the limited AMT credits under the refundable AMT credit law is uncertain and will require further analysis as guidance is released during 2018. No adjustment to the provisional amounts was recorded during the six months ended June 30, 2018.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Tax credit investments	$8,935	$7,311
Unfunded commitments—tax credit investments	4,977	4,417

The following table presents other information related to the Company's tax credit investments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Tax credits and other tax benefits recognized	$364	$285	$728	$570
Tax credit amortization expense included in provision for income taxes	288	199	575	398

Note 10:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$32,424	$25,454	$61,214	$49,247

Basic weighted average shares outstanding	32,250,514	32,982,126	32,323,635	32,957,920
Plus unvested restricted stock	81,095	69,401	98,652	94,285
Diluted weighted shares outstanding	32,331,609	33,051,527	32,422,287	33,052,205
Earnings per common share
Basic	$1.01	$0.77	$1.89	$1.49
Diluted	$1.00	$0.77	$1.89	$1.49

As of June 30, 2018, warrants expiring on November 21, 2018 to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of common shares.

Note 11:  STOCK-BASED COMPENSATION PLANS

The Company operates the following stock-based compensation plans as approved by its shareholders:

•	2012 Restricted Stock and Incentive Bonus Plan (2012 Restricted Stock Plan).

•	2014 Omnibus Incentive Plan (the 2014 Plan).

•	2018 Omnibus Incentive Plan (the 2018 Plan).

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

As of June 30, 2018, the Company had granted 269,961 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 261,638 shares had vested and 8,323 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of June 30, 2018, 342,680 restricted stock shares and 186,234 restricted stock units have been granted under the 2014 Plan of which 169,629 restricted stock shares and 34,975 restricted stock units have vested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of June 30, 2018, no shares have been granted under the 2018 Plan.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $1.9 million and $3.3 million for the three and six month periods ended June 30, 2018 and $1.5 million and $2.7 million for the three and six month periods ended June 30, 2017, respectively. Unrecognized compensation expense for these awards as of June 30, 2018 was $12.7 million and will be amortized over the next 33 months.

Note 12:  COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases 117 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	June 30, 2018	December 31, 2017
Commitments to extend credit	$2,407,277	$2,300,593
Standby letters of credit and financial guarantees	15,654	14,579
Commitments to originate loans	72,384	56,030
Risk participation agreement	4,124	11,451

Derivatives also included in Note 13:
Commitments to originate loans held for sale	61,050	48,091
Commitments to sell loans secured by one- to four-family residential properties	22,998	17,837
Commitments to sell securities related to mortgage banking activities	80,441	57,000

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $2.4 million at both June 30, 2018 and December 31, 2017.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Company then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Company. These lock extension costs have not had a material impact to our operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and six months ended June 30, 2018 or June 30, 2017. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at June 30, 2018.

In connection with certain asset sales, the Banks typically make representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Banks may have an obligation to repurchase the assets or indemnify the purchaser against any loss.  The Banks believe that the potential for material loss under these arrangements is remote.  Accordingly, the fair value of such obligations is not material.

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

As of June 30, 2018 and December 31, 2017, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$4,164	$306	$4,350	$447	$4,164	$306	$4,350	$447

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

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

As of June 30, 2018 and December 31, 2017, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$286,390	$5,376	$285,047	$4,636	$286,390	$5,376	$285,047	$4,636
Mortgage loan commitments	41,655	389	29,739	225	22,401	105	13,763	153
Forward sales contracts	22,998	112	43,069	298	80,441	311	47,000	48
	$351,043	$5,877	$357,855	$5,159	$389,232	$5,792	$345,810	$4,837

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $312,000 at June 30, 2018 and $499,000 at December 31, 2017), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Mortgage loan commitments	Mortgage banking operations	$96	$(177)	$164	$184
Forward sales contracts	Mortgage banking operations	(73)	217	268	(257)
		$23	$40	$432	$(73)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at June 30, 2018 or December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value. As of June 30, 2018 and December 31, 2017, the termination value of derivatives in a net liability position related to these agreements was $500,000 and $3.7 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $16.7 million and $16.9 million as of June 30, 2018 and December 31, 2017, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following tables illustrate the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$5,682	$—	$5,682	$—	$—	$5,682
	$5,682	$—	$5,682	$—	$—	$5,682

Derivative liabilities
Interest rate swaps	$5,682	$—	$5,682	$—	$(428)	$5,254
	$5,682	$—	$5,682	$—	$(428)	$5,254

	December 31, 2017
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$5,083	$—	$5,083	$(656)	$—	$4,427
	$5,083	$—	$5,083	$(656)	$—	$4,427

Derivative liabilities
Interest rate swaps	$5,083	$—	$5,083	$(656)	$(3,467)	$960
	$5,083	$—	$5,083	$(656)	$(3,467)	$960

NOTE 14: REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue:

Deposit fees and other service charges for the three and six months ended June 30, 2018 and 2017 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Deposit service charges	$4,528	$4,231	$8,848	$8,292
Debit and credit interchange fees	7,872	7,188	15,191	13,726
Debit and credit card expense	(1,933)	(1,838)	(3,903)	(3,525)
Merchant services income	2,513	2,553	4,774	4,740
Merchant services expenses	(1,924)	(2,073)	(3,729)	(3,870)
Other service charges	929	1,104	2,100	2,190
Total deposit fees and other service charges	$11,985	$11,165	$23,281	$21,553

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

Merchant services income

Merchant services income represents fees earned by the Banks for card payment services provided to its merchant customers. The Banks have a contract with a third party to provide card payment services to the Banks’ merchants that contract for those services. The third party provider has contracts with the Banks’ merchants to provide the card payment services. The Banks do not have a direct contractual relationship with its merchants for these services. The Banks set the rates for the services provided by the third party. The third party provider passes the payments made by the Banks’ merchants through to the Banks. The Banks, in turn, pay the third party provider for the services it provides to the Banks’ merchants. These payments to the third party provider are recorded as expenses as a net reduction against fee income. In addition, a portion of the payment received by the Banks represents interchange fees which are passed through to the card issuing bank. Income is primarily earned based on the dollar volume and number of transactions processed. The performance obligation is satisfied and the related fee is earned when each payment is accepted by the processing network.

NOTE 15: SUBSEQUENT EVENT
On July 25, 2018, the Company announced the execution of a definitive agreement to purchase Skagit, the holding company for Skagit Bank, a Washington state-chartered commercial bank. Subject to the terms and conditions of the merger agreement, the transaction provides for the Skagit shareholders to receive consideration of 5.6664 shares of Banner common stock in exchange for each share of Skagit common stock, subject to potential adjustment as provided in the merger agreement. Based on the closing price of $61.60 per share of Banner common stock on July 25, 2018, the merger consideration would have an aggregate value of approximately $191 million. Completion of the transaction is subject to customary conditions, including approval of the merger agreement by Skagit shareholders, regulatory approvals and other customary closing conditions and is expected to close late in the fourth quarter of 2018. Upon closing of the transaction Skagit will be merged into Banner and Skagit Bank will be merged into Banner Bank. At June 30, 2018, Skagit Bank had assets of $922 million, loans of $599 million, and deposits of $811 million with 12 banking locations along the I-5 corridor from Seattle to the Canadian border.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2018, its 174 branch offices and 16 loan production offices located in Washington, Oregon, California, Utah and Idaho.  On October 9, 2017, Banner Bank announced that it had completed the sale of its seven Utah branches and related operations. Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of June 30, 2018, we had total consolidated assets of $10.38 billion, total loans of $7.68 billion, total deposits of $8.53 billion and total shareholders’ equity of $1.25 billion.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located in the San Juan Islands.  The Banks’ primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding their offices in portions of Washington, Oregon, California and Idaho.  Banner Bank is also an active participant in secondary loan markets, engaging in mortgage banking operations largely through the origination and sale of one- to four-family and multifamily residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family and multifamily residential loans and consumer loans.

Banner Corporation's successful execution of its super community bank model and strategic initiatives have delivered sustainable profitability growth. We continue to execute on our goals to maintain the Company's moderate risk profile as well as to develop and maintain strong earnings momentum. Highlights of this success have included exemplary asset quality, client acquisition and account growth, which have resulted in increased non-interest-bearing deposit balances and strong revenue generation from core operations.

For the quarter ended June 30, 2018, our net income was $32.4 million, or $1.00 per diluted share, compared to net income of $25.5 million, or $0.77 per diluted share, for the quarter ended June 30, 2017. The current quarter was positively impacted by growth in interest-earning assets, improved net interest margin, non-recurring miscellaneous non-interest income and lower corporate federal income tax rates.

Highlights for the current quarter included additional client acquisition, solid asset quality, and strong revenues from core operations. Compared to the same quarter a year ago, we had a significant increase in net interest income, reflecting the organic growth of the Company and an improved yield on interest-earning assets.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $5.4 million, or 5%, to $105.1 million for the quarter ended June 30, 2018, compared to $99.7 million for the same quarter one year earlier. This increase in net interest income reflects the organic growth in interest-earning assets and improved net interest margin.

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

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the second quarter of 2018 increased $6.2 million, or 5%, to $126.3 million, compared to $120.1 million for the same period a year earlier, largely as a result of increased net interest income.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $21.2 million for the quarter ended June 30, 2018, compared to $20.4 million for the quarter ended June 30, 2017. The June 30, 2018 quarter included $2.1 million in miscellaneous non-interest income from the sale of our Poulsbo branch deposits and two former business locations.

Our non-interest expense increased in the second quarter of 2018 compared to a year earlier largely as a result of increased salary and benefits related to enhanced regulatory requirements attributable to compliance and risk management infrastructure build-out as well as normal wage increases. Non-interest expense was $82.6 million for the quarter ended June 30, 2018, compared to $79.9 million for the same quarter a year earlier.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $2.0 million provision for loan losses in the quarter ended June 30, 2018, the same amount recorded in the second quarter a year ago. The allowance for loan losses at June 30, 2018 was $93.9 million, representing 613% of non-performing loans. Non-performing loans were $15.3 million at June 30, 2018, compared to $27.0 million at December 31, 2017 and $21.9 million a year earlier. (See Note 4, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Through the fourth quarter of 2017 our strategy was to maintain assets below $10.0 billion at December 31, 2017. Remaining below $10.0 billion in assets through the year-end had the beneficial effect of delaying the adverse impact on our future operating results from the Durbin Amendment cap on interchange fees. Beginning in early 2018, we renewed our strategy of funding additional investment securities purchases and other interest-earning assets with deposits and borrowings to leverage our capital, resulting in a $616.0 million increase in total assets during the first six months of 2018, further enhancing our revenue growth. Based on current debit card transaction volumes, Banner anticipates that the Durbin Amendment will have a $13 million annualized negative impact on pre-tax revenues commencing in July 2019

*Non-GAAP financial measures: Non-interest income, revenues and other earnings information excluding fair value adjustments, OTTI losses or recoveries, and gains or losses on the sale of securities are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE FROM CORE OPERATIONS:
Net interest income	$105,063	$99,706	$204,436	$194,560
Total non-interest income	21,217	20,396	42,579	39,443
Total GAAP revenue	126,280	120,102	247,015	234,003
Exclude net (gain) loss on sale of securities	(44)	54	(48)	41
Exclude change in valuation of financial instruments carried at fair value	(224)	650	(3,532)	1,338
Revenue from core operations (non-GAAP)	$126,012	$120,806	$243,435	$235,382

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
EARNINGS FROM CORE OPERATIONS:
Net income (GAAP)	$32,424	$25,454	$61,214	$49,247
Exclude net (gain) loss on sale of securities	(44)	54	(48)	41
Exclude change in valuation of financial instruments carried at fair value	(224)	650	(3,532)	1,338
Exclude related tax benefit (expense)	64	(253)	859	(496)
Total earnings from core operations (non-GAAP)	$32,220	$25,905	$58,493	$50,130
Diluted earnings per share (GAAP)	$1.00	$0.77	$1.89	$1.49
Diluted core earnings per share (non-GAAP)	$1.00	$0.78	$1.80	$1.52

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$82,637	$79,857	$164,343	$156,137
Exclude CDI amortization	(1,382)	(1,624)	(2,764)	(3,248)
Exclude Business and Occupancy (B&O) tax expense	(816)	(279)	(1,529)	(1,078)
Exclude REO gain (loss)	319	363	(121)	1,329
Adjusted non-interest expense (non-GAAP)	$80,758	$78,317	$159,929	$153,140

Net interest income (GAAP)	$105,063	$99,706	$204,436	$194,560
Non-interest income (GAAP)	21,217	20,396	42,579	39,443
Total revenue	126,280	120,102	247,015	234,003
Exclude net (gain) loss on sale of securities	(44)	54	(48)	41
Exclude net change in valuation of financial instruments carried at fair value	(224)	650	(3,532)	1,338
Adjusted revenue (non-GAAP)	$126,012	$120,806	$243,435	$235,382

Efficiency ratio (GAAP)	65.44%	66.49%	66.53%	66.72%
Adjusted efficiency ratio (non-GAAP)	64.09%	64.83%	65.70%	65.06%

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

TANGIBLE COMMON SHAREHOLDERS' EQUITY TO TANGIBLE ASSETS
	June 30, 2018	December 31, 2017	June 30, 2017
Shareholders’ equity (GAAP)	$1,253,010	$1,272,626	$1,309,851
Exclude goodwill and other intangible assets, net	262,517	265,314	271,396
Tangible common shareholders’ equity (non-GAAP)	$990,493	$1,007,312	$1,038,455
Total assets (GAAP)	$10,379,194	$9,763,209	$10,199,820
Exclude goodwill and other intangible assets, net	262,517	265,314	271,396
Total tangible assets (non-GAAP)	$10,116,677	$9,497,895	$9,928,424
Common shareholders’ equity to total assets (GAAP)	12.07%	13.03%	12.84%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	9.79%	10.61%	10.46%

TANGIBLE COMMON SHAREHOLDERS' EQUITY PER SHARE
Tangible common shareholders' equity (non-GAAP)	$990,493	$1,007,312	$1,038,455
Common shares outstanding at end of period	32,405,696	32,726,485	33,278,031
Common shareholders' equity (book value) per share (GAAP)	$38.67	$38.89	$39.36
Tangible common shareholders' equity (tangible book value) per share (non-GAAP)	$30.57	$30.78	$31.21

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

Summary of Critical Accounting Policies and Estimates

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including OTTI losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail below.  Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2017 except as described in Note 2 to the Consolidated Financial Statements.  For additional information concerning critical accounting policies, see the Selected Notes to the Consolidated Financial Statements and the following:

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

In December 2017, the federal government enacted the Tax Cuts and Jobs Act (2017 Tax Act), which among other provisions, reduced the federal marginal corporate income tax rate from 35% to 21%. As a result of the passage of the 2017 Tax Act, the Company recorded a $42.6 million charge for the revaluation of its net deferred tax to account for the future impact of the decrease in the corporate income tax rate and other provisions of the legislation. The charge was recorded as an increase to tax expense and reduction of the net deferred asset. The Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. As a result, these amounts could be adjusted during the measurement period, which will end in December 2018.  The Company did not identify any items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. The $42.6 million charge recorded by the Company includes $4.2 million of provisional income tax expense related to Alternative Minimum Tax (AMT) credits that are limited under Internal Revenue Code of 1986 ("Code") Section 383, which resulted in a reduction in the AMT deferred tax asset.  The utilization of the limited AMT credits under the refundable AMT credit law is uncertain and will require further analysis as guidance is released during 2018. No adjustment to the provisional amounts was recorded during the six months ended June 30, 2018.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

General:  Total assets increased $616.0 million, to $10.38 billion at June 30, 2018, from $9.76 billion at December 31, 2017. The increase in total assets reflects the re-leveraging of the balance sheet following our strategy to maintain total assets below $10.0 billion through December 31, 2017. The increase was largely the result of increases in securities, loans receivable and loans held for sale which were primarily funded by increases in deposits and, to a lesser extent, FHLB advances.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Portfolio loans increased $85.8 million during the six months ended June 30, 2018, primarily reflecting increased construction and commercial business loan balances partially offset by decreases in commercial real estate loan balances. At June 30, 2018, our loan portfolio totaled $7.68 billion compared to $7.60 billion at December 31, 2017 and $7.55 billion at June 30, 2017. The growth over the year ago period reflects the sale during the fourth quarter of 2017 of the Utah branches which included the sale of $253.8 million of loans.

The following table sets forth the composition of the Company's loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2017	Prior Yr End	Prior Year
Commercial real estate:
Owner occupied	$1,256,730	$1,284,363	$1,358,094	(2.2)%	(7.5)%
Investment properties	1,920,790	1,937,423	1,975,075	(0.9)	(2.7)
Multifamily real estate	330,384	314,188	288,442	5.2	14.5
Commercial construction	166,089	148,435	144,092	11.9	15.3
Multifamily construction	147,576	154,662	111,562	(4.6)	32.3
One- to four-family construction	480,591	415,327	380,782	15.7	26.2
Land and land development:
Residential	163,335	164,516	147,149	(0.7)	11.0
Commercial	22,849	24,583	27,917	(7.1)	(18.2)
Commercial business	1,312,424	1,279,894	1,286,204	2.5	2.0
Agricultural business including secured by farmland	336,709	338,388	344,412	(0.5)	(2.2)
One- to four-family real estate	840,470	848,289	800,008	(0.9)	5.1
Consumer:
Consumer secured by one- to four-family real estate	536,007	522,931	527,623	2.5	1.6
Consumer-other	170,778	165,885	160,203	2.9	6.6
Total loans receivable	$7,684,732	$7,598,884	$7,551,563	1.1%	1.8%

Our commercial real estate loans for both owner-occupied and investment properties totaled $3.18 billion, or 41% of our loan portfolio at June 30, 2018. In addition, multifamily residential real estate loans totaled $330.4 million and comprised 4% of our loan portfolio. Commercial real estate loans decreased by $44.3 million during the first six months of 2018, as we experienced significant payoffs of both owner occupied and investment commercial loans, while multifamily real estate loans increased by $16.2 million. Although multifamily real estate loans remain a modest portion of our loan portfolio, originations and sales of multifamily real estate loans have made a significant contribution to our mortgage banking revenue.

We also originate commercial and residential construction, land and land development loans, which totaled $980.4 million, or 13% of our loan portfolio at June 30, 2018. Our residential construction loans are a significant component of construction lending. We continue to see demand for residential construction loans in many markets where we operate. We also originate residential construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family real estate loans upon completion of the homes and are often sold in the secondary market. Residential construction, land and land development balances increased $64.1 million, or 11%, to $643.9 million at June 30, 2018 compared to $579.8 million at December 31, 2017 and increased $116.0 million, or 22%, compared to $527.9 million at June 30, 2017. Residential construction, residential land and land development loans represented approximately 8% of our total loan portfolio at June 30, 2018.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $119.1 million at June 30, 2018. Our commercial and agricultural business loans increased $30.9 million, or 2%, to $1.65 billion at June 30, 2018, compared to $1.62 billion at December 31, 2017, and increased $18.5 million, or 1%, compared to $1.63 billion at June 30, 2017. The increase in the current quarter primarily reflects growth in commercial business loans partially offset by slight seasonal declines in agricultural loan balances. Commercial and agricultural business loans represented approximately 21% of our portfolio at June 30, 2018.

Our one- to four-family real estate loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases. We are active originators of one- to four-family real estate loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family real estate loans that we originate are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At June 30, 2018, our outstanding balances of one- to four-family real estate loans retained in our portfolio decreased $7.8 million, or 1%, to $840.5 million, compared to $848.3 million at December 31, 2017, and increased $40.5 million, or 5%, compared to $800.0 million at June 30, 2017. One- to four-family real estate loans represented 11% of our loan portfolio at June 30, 2018.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. At June 30, 2018, consumer loans, including consumer loans secured by one- to four-family residences, increased $18.0 million to $706.8 million, compared to $688.8 million at December 31, 2017, and increased $19.0 million compared to $687.8 million at June 30, 2017.

The following table shows loan origination (excluding loans held for sale) activity for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Commercial real estate	$155,781	$128,996	$221,506	$325,678
Multifamily real estate	6,090	9,747	6,825	23,685
Construction and land	361,427	330,539	692,350	607,890
Commercial business	195,909	167,516	328,896	322,297
Agricultural business	41,480	34,955	68,054	63,229
One-to four- family residential	26,416	35,488	44,351	56,427
Consumer	114,289	120,082	184,822	184,802
Total loan originations (excluding loans held for sale)	$901,392	$827,323	$1,546,804	$1,584,008

Loans held for sale increased to $78.8 million at June 30, 2018, compared to $40.7 million at December 31, 2017, as production of multifamily held-for-sale loans exceeded the sales of multifamily held-for-sale loans during the first six months of 2018. Origination of loans held for sale increased to $415.8 million for the six months ended June 30, 2018 compared to $394.6 million for the same period last year primarily as a result of increased originations of multifamily loans. Loans held for sale were $66.2 million at June 30, 2017. Loans held for sale at June 30, 2018 included $51.3 million of multifamily loans and $27.6 million of one- to four-family loans.

The following table presents loans by geographic concentration at June 30, 2018, December 31, 2017 and June 30, 2017 (in thousands):

	June 30, 2018		December 31, 2017		June 30, 2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$3,550,945	46.2%	$3,508,542	46.2%	$3,425,627	45.3%
Oregon	1,601,939	20.9	1,590,233	20.9	1,532,460	20.3
California	1,477,293	19.2	1,415,076	18.6	1,304,194	17.3
Idaho	500,201	6.5	492,603	6.5	487,378	6.5
Utah	76,414	1.0	73,382	1.0	294,467	3.9
Other	477,940	6.2	519,048	6.8	507,437	6.7
Total loans receivable	$7,684,732	100.0%	$7,598,884	100.0%	$7,551,563	100.0%

Investment Securities: Our total investment in securities increased $487.1 million to $1.69 billion at June 30, 2018 from December 31, 2017. Security purchases during the six-month period exceeded sales, paydowns and maturities reflecting the Company's re-leveraged balance sheet following the previously announced strategy to remain below $10 billion in assets through December 31, 2017. Purchases were primarily in mortgage-backed or related securities issued by government-sponsored entities. The average effective duration of Banner's securities portfolio was approximately 4.0 years at June 30, 2018. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, were an increase of $3.4 million in the six months ended June 30, 2018. In addition, fair value adjustments for securities designated as available-for-sale reflected a decrease of $23.1 million for the six months ended June 30, 2018, which was included net of the associated tax expense of $5.5 million as a component of other comprehensive income and largely occurred as a result of increased market interest rates. (See Note 8 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

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

The following table sets forth the Company's deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2017	Prior Yr End	Prior Year
Non-interest-bearing	$3,346,777	$3,265,544	$3,254,581	2.5%	2.8%
Interest-bearing checking	1,012,519	971,137	953,227	4.3	6.2
Regular savings accounts	1,635,080	1,557,500	1,530,517	5.0	6.8
Money market accounts	1,384,684	1,422,313	1,539,165	(2.6)	(10.0)
Interest-bearing transaction & savings accounts	4,032,283	3,950,950	4,022,909	2.1	0.2
Interest-bearing certificates	1,148,607	966,937	1,206,241	18.8	(4.8)
Total deposits	$8,527,667	$8,183,431	$8,483,731	4.2%	0.5%

Total deposits were $8.53 billion at June 30, 2018, compared to $8.18 billion at December 31, 2017 and $8.48 billion a year ago. The increase in total deposits compared to December 31, 2017 reflects meaningful organic growth in the total balances and number of client relationships, as well as an increase in brokered deposits from December 31, 2017, partially offset by the sale of $20.4 million of Poulsbo Branch deposits during the current quarter. The modest growth over the year ago period reflects the sale during the fourth quarter of 2017 of the Utah branches which included $160.3 million of deposits. Non-interest-bearing account balances increased 2% to $3.35 billion at June 30, 2018, compared to $3.27 billion at December 31, 2017, and increased 3% compared to $3.25 billion a year ago. Interest-bearing transaction and savings accounts increased 2% to $4.03 billion at June 30, 2018, compared to $3.95 billion at December 31, 2017, and increased modestly compared to $4.02 billion a year ago. Certificates of deposit increased 19% to $1.15 billion at June 30, 2018, compared to $966.9 million at December 31, 2017 but decreased compared to $1.21 billion a year ago. Brokered deposits totaled $280.1 million at June 30, 2018, compared to $57.2 million at December 31, 2017 and $250.0 million a year ago. Brokered deposits increased during 2018 in connection with our leveraging strategy as higher yielding investment securities were purchased. Core deposits represented 87% of total deposits at June 30, 2018, compared to 86% of total deposits a year earlier.

The following table presents deposits by geographic concentration at June 30, 2018, December 31, 2017 and June 30, 2017 (in thousands):

	June 30, 2018		December 31, 2017		June 30, 2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Washington	$4,735,357	55.6%	$4,506,249	55.0%	$4,615,284	54.5%
Oregon	1,886,435	22.1	1,797,147	22.0	1,806,639	21.3
California	1,444,413	16.9	1,432,819	17.5	1,445,621	17.0
Idaho	461,462	5.4	447,216	5.5	416,933	4.9
Utah	—	—	—	—	199,254	2.3
Total deposits	$8,527,667	100.0%	$8,183,431	100.0%	$8,483,731	100.0%

Borrowings: FHLB advances increased to $239.2 million at June 30, 2018 from $202,000 at December 31, 2017 as FHLB advances were used to fund a portion of the growth in the securities portfolio and loan balances. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $16.6 million, or 17%, to $112.5 million at June 30, 2018, compared to $95.9 million at December 31, 2017. No additional junior subordinated debentures were issued or matured during the six months ended June 30, 2018; however, the estimated fair value of these instruments increased by $14.1 million, reflecting a decrease in the market spread partially offset by an increase in LIBOR. Junior subordinated debentures totaled $112.8 million at June 30, 2018 compared to $98.7 million at December 31, 2017.

Shareholders' Equity: Total shareholders' equity decreased $19.6 million to $1.25 billion at June 30, 2018 compared to $1.27 billion at December 31, 2017. The decrease in equity primarily reflects the repurchase of $15.4 million of common stock, a $28.3 million reduction in accumulated other comprehensive income representing unrealized losses on securities available-for-sale as well as increased fair value on junior subordinated debentures, both net of tax, and the accrual of $39.1 million of cash dividends to common shareholders. These decreases were partially offset by the year-to-date net income of $61.2 million. During the six months ended June 30, 2018, Banner repurchased 269,711 shares of common stock as part of the publicly announced repurchase authorization, 31,457 shares of restricted stock were forfeited and 24,370 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q.) Tangible common shareholders' equity, which excludes intangible assets, decreased $16.8 million to $990.5 million, or 9.79% of tangible assets at June 30, 2018, compared to $1.01 billion, or 10.61% of tangible assets at December 31, 2017.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

For the quarter ended June 30, 2018, our net income was $32.4 million, or $1.00 per diluted share. This compares to net income of $25.5 million, or $0.77 per diluted share, for the quarter ended June 30, 2017. For the six months ended June 30, 2018 our net income was $61.2 million, or $1.89 per diluted share, compared to net income of $49.2 million, or $1.49 per diluted share for the same period a year earlier. Our net income for the quarter and six months ended June 30, 2018 was positively impacted by growth in interest-earning assets, increased net interest margin, non-recurring miscellaneous non-interest income and lower corporate income tax rates. Net income for the six months ended June 30, 2018 also was positively impacted by the changes in investment securities carried at fair value.

Growth in average interest-earning assets, coupled with a higher net interest margin, produced increased net interest income. This resulted in increases in revenues from core operations in the second quarter and six months ended June 30, 2018 compared to the same periods a year earlier. Credit costs remained low in both periods, while non-interest expenses increased compared to a year ago. Net income for the current year was strong, representing further progress on our strategic priorities and initiatives, and produced an annualized return on average assets of 1.25% for the current quarter and 1.21% for the six months ended June 30, 2018.

Our earnings from core operations, which excludes net gains or losses on sales of securities, changes in the valuation of financial instruments carried at fair value and related tax benefits, were $32.2 million, or $1.00 per diluted share, for the quarter ended June 30, 2018, compared to $25.9 million, or $0.78 per diluted share, for the quarter ended June 30, 2017. For the six months ended June 30, 2018, our earnings from core operations were $58.5 million, or $1.80 per diluted share, compared with $50.1 million, or $1.52 per diluted share, for the same period a year earlier.

Net Interest Income. Net interest income increased by $5.4 million, or 5%, to $105.1 million for the quarter ended June 30, 2018, compared to $99.7 million for the same quarter one year earlier, as an increase of $356.4 million in the average balance of interest-earning assets produced strong growth for this key source of revenue. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans received in the acquisitions, which is accreted into loan interest income. The net interest margin of 4.39% for the quarter ended June 30, 2018 was enhanced by six basis points as a result of acquisition accounting adjustments. This compares to net interest margin of 4.33% for the quarter ended June 30, 2017, which included 15 basis points from acquisition accounting adjustments. The increase in net interest margin compared to a year earlier primarily reflects higher average loan and security yields partially offset by an increase in the costs of interest-bearing liabilities.

Net interest income before provision for loan losses for the six months ended June 30, 2018 increased by $9.9 million, or 5%, to $204.4 million compared to $194.6 million for the same period one year earlier, as a result of a $285.1 million increase in average interest-earning assets and an enhanced net interest margin. The net interest margin increased to 4.37% for the six months ended June 30, 2018 compared to 4.29% for the same period in the prior year. The net interest margin for the six months ended June 30, 2018 included seven basis points of accretion acquisition accounting adjustments, compared to 13 basis points from the acquisition accounting adjustments for the same period a year ago.

Interest Income. Interest income for the quarter ended June 30, 2018 was $112.4 million, compared to $104.4 million for the same quarter in the prior year, an increase of $8.0 million, or 8%.  The increase in interest income occurred as a result of increases in the average balances and yields on loans and mortgage-backed securities. The average balance of interest-earning assets was $9.59 billion for the quarter ended June 30, 2018, compared to $9.24 billion for the same period a year earlier. The yield on average interest-earning assets was 4.70% for quarter ended June 30, 2018, compared to 4.53% for the same quarter one year earlier. The increase in yield between periods reflects a 17 basis point increase in the average yield on loans as well as a 38 basis point increase in the average yield on investment securities. Average loans receivable for the quarter ended June 30, 2018 increased $154.2 million, or 2%, to $7.78 billion, compared to $7.63 billion for the same quarter in the prior year. Interest income on loans increased by $5.1 million, or 5%, to $99.9 million for the current quarter from $94.8 million for the quarter ended June 30, 2017, reflecting the impact of the previously mentioned increases in average loan balances and yields.  The increase in average loan yields reflects the impact of higher Prime and LIBOR rates over the last year. The acquisition accounting loan discount accretion and the related balance sheet impact added eight basis points to the current quarter loan yield, compared to 18 basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $1.81 billion for the quarter ended June 30, 2018 (excluding the effect of fair value adjustments), compared to $1.61 billion for the quarter ended June 30, 2017; and the interest and dividend income from those investments increased by $2.9 million compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 2.79% for the quarter ended June 30, 2018, from 2.41% for the same quarter one year earlier due to securities purchases during 2018 with higher yields than the existing portfolio.

Interest income for the six months ended June 30, 2018 was $217.2 million, compared to $203.5 million for the same period in the prior year, an increase of $13.7 million, or 7%. As with quarterly results, the year-to-date results reflect a $285.1 million, or 3%, increase in the average balance of interest-earning assets as well as a 16 basis point increase in the average yield on interest-earning assets.

Interest Expense. Interest expense for the quarter ended June 30, 2018 was $7.4 million, compared to $4.7 million for the same quarter in the prior year. The interest expense increase between periods reflects a $318.6 million, or 4%, increase in the average balance of funding liabilities and an 11 basis point increase in the average cost of all funding liabilities.

Interest expense for the six months ended June 30, 2018 was $12.8 million, compared to $9.0 million for the same period in the prior year. As with the quarterly results, the six month results reflect a $226.4 million, or 3%, increase in the average balance of funding liabilities and an eight basis point increase in the average cost of all funding liabilities.

Deposit interest expense increased $1.1 million, or 34%, to $4.3 million for the quarter ended June 30, 2018, compared to $3.2 million for the same quarter in the prior year, primarily as a result of increases in the cost of interest-bearing deposits, partially offset by an increase in non-interest-bearing deposits. Average deposit balances increased to $8.51 billion for the quarter ended June 30, 2018, from $8.37 billion for the quarter ended June 30, 2017, while the average rate paid on deposit balances increased to 0.20% in the second quarter of 2018 from 0.15% for the quarter ended June 30, 2017, reflecting primarily the increase in the cost of certificates of deposits as well as increases in the costs of money market and savings accounts partially offset by the increase in non-interest-bearing deposits. The cost of interest-bearing deposits increased by nine basis points to 0.33% for the quarter ended June 30, 2018 compared to 0.24% in the same quarter a year earlier. Deposit interest expense increased $1.6 million, or 28%, to $7.6 million for the six months ended June 30, 2018, compared to $6.0 million for the same period in the prior year. Average deposit balances increased to $8.42 billion for the six months ended June 30, 2018, from $8.29 billion for the six months ended June 30, 2017, while the average rate paid on deposits increased to 0.18% in the six months ended June 30, 2018 from 0.15% in the six months ended June 30, 2017. The cost of interest-bearing deposits increased by seven basis points to 0.30% for the six months ended June 30, 2018 compared to 0.23% in the same period a year earlier. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates. However, the increase in short-term rates following the change in the Fed Funds target rate in December 2017, March 2018 and June 2018 contributed to the increase in the cost of interest-bearing deposits between the periods.

Average total borrowings were $541.7 million for the quarter ended June 30, 2018, compared to $360.6 million for the same quarter one year earlier and the average rate paid on total borrowings for the quarter ended June 30, 2018 increased to 2.29% from 1.72% for the same quarter one year earlier. The increase in the average total borrowings balance from the quarter ended June 30, 2018 from the same period a year earlier was primarily due to a $192.6 million increase in average FHLB advances. Interest expense on total borrowings increased to $3.1 million for the quarter ended June 30, 2018 from $1.5 million for the quarter ended June 30, 2017. Interest expense on total borrowings increased to $5.2 million for the six months ended June 30, 2018 from $3.0 million for the six months ended June 30, 2017. Average borrowings were $469.7 million for the six months ended June 30, 2018, compared to $369.5 million for the same period a year earlier, while the average rate paid on borrowings for the six months ended June 30, 2018 increased to 2.23% from 1.64% for the same period in 2017. The increase in the average balance was due to a $109.4 million increase in average FHLB advances, slightly offset by a $9.3 million decrease in average other borrowings, reflecting our funding a larger portion of the balance sheet with FHLB advances.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$6,163,224	$78,203	5.09%	$5,987,295	$74,459	4.99%
Commercial/agricultural loans	1,479,148	19,381	5.26	1,503,548	18,179	4.85
Consumer and other loans	141,401	2,269	6.44	138,724	2,157	6.24
Total loans (1)	7,783,773	99,853	5.15	7,629,567	94,795	4.98
Mortgage-backed securities	1,261,809	8,899	2.83	1,067,255	6,239	2.34
Other securities	473,953	3,331	2.82	471,894	3,192	2.71
Interest-bearing deposits with banks	51,886	211	1.63	54,051	139	1.03
FHLB stock	22,231	129	2.33	14,472	71	1.97
Total investment securities	1,809,879	12,570	2.79	1,607,672	9,641	2.41
Total interest-earning assets	9,593,652	112,423	4.70	9,237,239	104,436	4.53
Non-interest-earning assets	804,229			896,136
Total assets	$10,397,881			$10,133,375
Deposits:
Interest-bearing checking accounts	$1,051,409	281	0.11	$927,375	210	0.09
Savings accounts	1,648,739	811	0.20	1,553,019	527	0.14
Money market accounts	1,419,578	792	0.22	1,534,551	689	0.18
Certificates of deposit	1,067,742	2,380	0.89	1,200,435	1,756	0.59
Total interest-bearing deposits	5,187,468	4,264	0.33	5,215,380	3,182	0.24
Non-interest-bearing deposits	3,324,104	—	—	3,158,727	—	—
Total deposits	8,511,572	4,264	0.20	8,374,107	3,182	0.15
Other interest-bearing liabilities:
FHLB advances	296,495	1,499	2.03	103,848	301	1.16
Other borrowings	105,013	49	0.19	116,513	83	0.29
Junior subordinated debentures	140,212	1,548	4.43	140,212	1,164	3.33
Total borrowings	541,720	3,096	2.29	360,573	1,548	1.72
Total funding liabilities	9,053,292	7,360	0.33	8,734,680	4,730	0.22
Other non-interest-bearing liabilities (2)	75,784			56,175
Total liabilities	9,129,076			8,790,855
Shareholders’ equity	1,268,805			1,342,520
Total liabilities and shareholders’ equity	$10,397,881			$10,133,375
Net interest income/rate spread		$105,063	4.37%		$99,706	4.31%
Net interest margin			4.39%			4.33%
Additional Key Financial Ratios:
Return on average assets			1.25%			1.01%
Return on average equity			10.25			7.60
Average equity / average assets			12.20			13.25
Average interest-earning assets / average interest-bearing liabilities			167.45			165.66
Average interest-earning assets / average funding liabilities			105.97			105.75
Non-interest income / average assets			0.82			0.81
Non-interest expense / average assets			3.19			3.16
Efficiency ratio (4)			65.44			66.49
Adjusted efficiency ratio (5)			64.09			64.83

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by adjusted revenue. Adjusted revenue excludes net gain (loss) on sale of securities and fair value adjustments. Adjusted non-interest expense excludes amortization of CDI, net gain (loss) from OREO operations, and Washington B&O taxes. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under "Executive Overview—Non-GAAP Financial Measures."

	Six months ended June 30, 2018			Six Months Ended June 30, 2017
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Mortgage loans	$6,114,482	$152,549	5.03%	$6,045,712	$147,008	4.90%
Commercial/agricultural loans	1,467,789	36,803	5.06	1,484,148	34,725	4.72
Consumer and other loans	141,016	4,523	6.47	138,380	4,350	6.34
Total loans (1)	7,723,287	193,875	5.06	7,668,240	186,083	4.89
Mortgage-backed securities	1,160,407	16,230	2.82	955,285	10,886	2.30
Other securities	468,480	6,420	2.76	462,894	6,229	2.71
Interest-bearing deposits with banks	58,164	442	1.53	43,183	232	1.08
FHLB stock	19,406	276	2.87	15,008	102	1.37
Total investment securities	1,706,457	23,368	2.76	1,476,370	17,449	2.38
Total interest-earning assets	9,429,744	217,243	4.65	9,144,610	203,532	4.49
Non-interest-earning assets	804,862			909,576
Total assets	$10,234,606			$10,054,186
Deposits:
Interest-bearing checking accounts	$1,027,800	527	0.10	$912,154	410	0.09
Savings accounts	1,625,335	1,438	0.18	1,555,363	1,050	0.14
Money market accounts	1,431,068	1,458	0.21	1,528,545	1,340	0.18
Certificates of deposit	1,033,431	4,199	0.82	1,145,182	3,173	0.56
Total interest-bearing deposits	5,117,634	7,622	0.30	5,141,244	5,973	0.23
Non-interest-bearing deposits	3,303,509	—	—	3,153,652	—	—
Total deposits	8,421,143	7,622	0.18	8,294,896	5,973	0.15
Other interest-bearing liabilities:
FHLB advances	226,407	2,177	1.94	116,988	574	0.99
Other borrowings	103,073	119	0.23	112,325	157	0.28
Junior subordinated debentures	140,212	2,889	4.16	140,212	2,268	3.26
Total borrowings	469,692	5,185	2.23	369,525	2,999	1.64
Total funding liabilities	8,890,835	12,807	0.29	8,664,421	8,972	0.21
Other non-interest-bearing liabilities (2)	70,908			57,325
Total liabilities	8,961,743			8,721,746
Shareholders’ equity	1,272,863			1,332,440
Total liabilities and shareholders’ equity	$10,234,606			$10,054,186
Net interest income/rate spread		$204,436	4.36%		$194,560	4.28%
Net interest margin			4.37%			4.29%
Additional Key Financial Ratios:
Return on average assets			1.21%			0.99%
Return on average equity			9.70			7.45
Average equity / average assets			12.44			13.25
Average interest-earning assets / average interest-bearing liabilities			168.77			165.94
Average interest-earning assets / average funding liabilities			106.06			105.54
Non-interest income / average assets			0.84			0.79
Non-interest expense / average assets			3.24			3.13
Efficiency ratio (4)			66.53			66.72
Adjusted efficiency ratio (5)			65.70			65.06

Provision and Allowance for Loan Losses.

The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. During both the three and six months ended June 30, 2018 and 2017, we recorded a provision for loans losses of $2.0 million and

$4.0 million respectively, primarily as a result of loan growth and the renewal of acquired loans out of the discounted loan portfolios as credit quality metrics remained strong. We continue to maintain an appropriate allowance for loan losses at June 30, 2018, reflecting growth in the related portfolio and current economic conditions.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date, although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios. The discount on acquired loans was $18.1 million at June 30, 2018 compared to $21.1 million at December 31, 2017 and $25.8 million at June 30, 2017.

Net loan charge-offs were $332,000 for the quarter ended June 30, 2018 compared to net loan recoveries of $59,000 for the same quarter in the prior year. However, for the first six months of 2018 we recorded net recoveries of $847,000 compared to net charge-offs of $1.4 million for the same period in 2017. The allowance for loan losses was $93.9 million at June 30, 2018 compared to $89.0 million at December 31, 2017 and $88.6 million at June 30, 2017. Included in our allowance at June 30, 2018 was an unallocated portion of $6.8 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for loan losses) was 1.22% at June 30, 2018, compared to 1.17% at both December 31, 2017 and June 30, 2017.

We believe that the allowance for loan losses as of June 30, 2018 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. We believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, although there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.

Non-interest Income. The following table presents the key components of non-interest income for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Change Amount	Change Percent	2018	2017	Change Amount	Change Percent
Deposit fees and other service charges	$11,985	$11,165	$820	7.3%	$23,281	$21,553	$1,728	8.0%
Mortgage banking operations	4,643	6,754	(2,111)	(31.3)	9,507	11,357	(1,850)	(16.3)
Bank owned life insurance	933	1,461	(528)	(36.1)	1,785	2,556	(771)	(30.2)
Miscellaneous	3,388	1,720	1,668	97.0	4,426	5,356	(930)	(17.4)
	20,949	21,100	(151)	(0.7)	38,999	40,822	(1,823)	(4.5)
Net gain (loss) on sale of securities	44	(54)	98	(181.5)	48	(41)	89	(217.1)
Net change in valuation of financial instruments carried at fair value	224	(650)	874	(134.5)	3,532	(1,338)	4,870	(364.0)
Total non-interest income	$21,217	$20,396	$821	4.0%	$42,579	$39,443	$3,136	8.0%

Non-interest income was $21.2 million for the quarter ended June 30, 2018, compared to $20.4 million for the same quarter in the prior year, and $42.6 million for the six months ended June 30, 2018, compared to $39.4 million for the same period in the prior year. Our non-interest income for the quarter ended June 30, 2018 included a $224,000 net gain for fair value adjustments and a $44,000 net gain on sale of securities. By contrast, for the quarter ended June 30, 2017, fair value adjustments resulted in a net loss of $650,000 and we had a net loss of $54,000 on sale of securities. Our non-interest income for the six months ended June 30, 2018 included a $3.5 million net gain for fair value adjustments and a $48,000 net gain on sale of securities. The net gain for fair value adjustments was due to an increase in the value of certain securities in our held for trading portfolio. During the six months ended June 30, 2017, fair value adjustments resulted in a net loss of $1.3 million and we had a $41,000 net loss on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 8 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Deposit fees and other service charges increased by $820,000, or 7%, for the quarter ended June 30, 2018 and $1.7 million, or 8%, for the six months ended June 30, 2018 compared to the same periods a year ago reflecting growth in the number of deposit accounts resulting in increased transaction activity. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased $2.1 million for the quarter ended June 30, 2018 and decreased $1.9 million for the six months ended June 30, 2018 compared to the same periods a year ago. Gains on multifamily loans in the current quarter resulted in income of $307,000 compared to $1.8 million in the same quarter a year ago, and $916,000 for the six months ended June 30, 2018 compared to $1.9 million for the same period a year ago. The decrease in multifamily income was due to a combination of declining market spreads on sold loans and lower originations in the current period compared to the year ago period. Sales of one- to four-family loans in the current quarter resulted in gains of $4.3 million compared to $4.9 million in the same period a year ago. Home purchase activity accounted for 81% of second quarter 2018 one- to four-family mortgage banking loan originations as compared to 78% for the second quarter last year. Miscellaneous income for the three and six months ended June 30, 2018 included $2.1 million of gains from the sale of our Poulsbo branch deposits and two former business locations, while the six months ended June 30, 2017 included a one-time gain of $2.5 million on the sale of a single loan that had been acquired a number of years previously as a partial settlement on a non-performing credit relationship that was carried at a significant discount to its contractual amount and eventual sales price.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Change Amount	Change Percent	2018	2017	Change Amount	Change Percent
Salaries and employee benefits	$51,494	$49,019	$2,475	5.0%	$101,561	$95,083	$6,478	6.8%
Less capitalized loan origination costs	(4,733)	(4,598)	(135)	2.9	(8,744)	(8,914)	170	(1.9)
Occupancy and equipment	11,574	12,045	(471)	(3.9)	23,340	24,041	(701)	(2.9)
Information/computer data services	4,564	4,100	464	11.3	8,945	8,094	851	10.5
Payment and card processing expenses	3,731	3,719	12	0.3	7,431	6,942	489	7.0
Professional services	3,838	3,732	106	2.8	8,266	8,885	(619)	(7.0)
Advertising and marketing	2,141	1,766	375	21.2	3,971	3,095	876	28.3
Deposit insurance	1,021	1,071	(50)	(4.7)	2,362	2,337	25	1.1
State/Municipal business and use taxes	816	279	537	192.5	1,529	1,078	451	41.8
REO operations	(319)	(363)	44	(12.1)	121	(1,329)	1,450	(109.1)
Amortization of core deposit intangibles	1,382	1,624	(242)	(14.9)	2,764	3,248	(484)	(14.9)
Miscellaneous	7,128	7,463	(335)	(4.5)	12,797	13,577	(780)	(5.7)
Total non-interest expense	$82,637	$79,857	$2,780	3.5%	$164,343	$156,137	$8,206	5.3%

Non-interest expenses increased by $2.8 million, to $82.6 million for the quarter ended June 30, 2018, compared to $79.9 million for the quarter ended June 30, 2017. The increase was primarily related to increased salaries and employee benefits including costs incurred for enhanced regulatory requirements as a result of crossing the $10 billion asset threshold attributable to the build-out of the Company's compliance and risk management infrastructure, as well as normal wage increases. For the six months ended June 30, 2018, non-interest expenses increased by $8.2 million, to $164.3 million compared to $156.1 million for the six months ended June 30, 2017. Also contributing to the increase in non-interest expense for the six months ended June 30, 2018, was a prior-year period gain on sale of REO recorded as a reduction to non-interest expense.

Salaries and employee benefits expense increased $2.5 million, to $51.5 million for the quarter ended June 30, 2018, compared to $49.0 million for the quarter ended June 30, 2017, primarily reflecting the incremental staffing associated with the build-out of the Company's compliance and risk management infrastructure and annual salary merit increases. For similar reasons salary and employee benefits expenses increased to $101.6 million for the six months ended June 30, 2018, compared to $95.1 million for the six months ended June 30, 2017. Occupancy and equipment expense decreased $471,000, to $11.6 million for the quarter ended June 30, 2018, and decreased $701,000 for the six months ended June 30, 2018, compared to the same periods in the prior year. The decrease in occupancy and equipment expense primarily reflects lower costs due to the sale of the Utah branches in the fourth quarter of 2017. Information and computer data services increased $464,000 for the quarter ended June 30, 2018 and $851,000 for the six months ended June 30, 2018, compared to the same periods in the prior year. State/Municipal business and use taxes increased $537,000 for the quarter ended June 30, 2018, compared to the same period in the prior year, as the prior-year period included a tax refund.

Income Taxes. For the quarter ended June 30, 2018, we recognized $9.2 million in income tax expense for an effective tax rate of 22.1%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting. The current quarter effective tax rate reflects the new lower corporate federal income tax rate. Our normal, expected statutory income tax rate is 23.7%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended June 30, 2017, we recognized $12.8 million in income tax expense for an effective tax rate of 33.4%. For the six months ended June 30, 2018, we recognized $17.5 million in income tax expense for an effective tax rate of 22.2% compared to $24.6 million in income tax expense for an effective rate of 33.3% for the six months ended June 30, 2017. For more discussion on our income taxes, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Non-Performing Assets:  Non-performing assets decreased to $16.5 million, or 0.16% of total assets, at June 30, 2018, from $27.5 million, or 0.28% of total assets, at December 31, 2017, and decreased compared to $24.5 million, or 0.24% of total assets, at June 30, 2017. Our allowance for loan losses was $93.9 million, or 613% of non-performing loans at June 30, 2018, compared to $89.0 million, or 329% of non-performing loans at December 31, 2017 and $88.6 million, or 405% of non-performing loans at June 30, 2017.  Our level of non-performing loans and assets continues to be manageable. The primary components of the $16.5 million in non-performing assets were $13.4 million in nonaccrual loans, $1.9 million in loans more than 90 days delinquent and still accruing interest, and $1.2 million in REO and other repossessed assets.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At June 30, 2018, we had $13.8 million of restructured loans currently performing under their restructured repayment terms.

Loans acquired in merger transactions with deteriorated credit quality are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $18.1 million at June 30, 2018, compared to $21.3 million at December 31, 2017 and $26.3 million at June 30, 2017.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$4,341	$10,646	$6,267
Multifamily	—	—	—
Construction and land	1,176	798	1,726
One- to four-family	2,281	3,264	2,955
Commercial business	2,673	3,406	7,037
Agricultural business, including secured by farmland	1,712	6,132	1,456
Consumer	1,176	1,297	1,494
	13,359	25,543	20,935
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Construction and land	784	298	—
One- to four-family	905	1,085	754
Commercial business	1	18	77
Consumer	253	85	108
	1,943	1,486	939
Total non-performing loans	15,302	27,029	21,874
REO, net (2)	473	360	2,427
Other repossessed assets held for sale	733	107	181
Total non-performing assets	$16,508	$27,496	$24,482

Total non-performing loans to loans before allowance for loan losses	0.20%	0.36%	0.29%
Total non-performing loans to total assets	0.15%	0.28%	0.21%
Total non-performing assets to total assets	0.16%	0.28%	0.24%

Restructured loans performing under their restructured terms (3)	$13,793	$16,115	$13,531

Loans 30-89 days past due and on accrual (4)	$8,040	$29,278	$15,564

(1)	Includes $327,000 of nonaccrual restructured loans at June 30, 2018.

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

(3)	These loans were performing under their restructured repayment terms at June 30, 2018.
(4) Includes purchased credit-impaired loans.

In addition to the non-performing loans and purchased credit-impaired loans as of June 30, 2018, we had other classified loans with an aggregate outstanding balance of $79.2 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

REO: REO increased slightly, to $473,000 at June 30, 2018, compared to $360,000 at December 31, 2017. The following table shows REO activity for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Balance, beginning of period	$328	$3,040	$360	$11,081
Additions from loan foreclosures	393	46	521	46
Additions from capitalized costs	—	54	—	54
Proceeds from dispositions of REO	(314)	(1,228)	(314)	(10,421)
Gain on sale of REO	66	721	66	1,923
Valuation adjustments in the period	—	(206)	(160)	(256)
Balance, end of period	$473	$2,427	$473	$2,427

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the six months ended June 30, 2018 and June 30, 2017, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $498.3 million and $426.9 million, respectively. During those periods we purchased loans and loan participations of $2.3 million and $64.6 million, respectively. This activity was funded primarily by increased deposits, additional borrowings and the sale of loans in 2018 and by increased deposits and the sale of loans in 2017. During the six months ended June 30, 2018 and June 30, 2017, we received proceeds of $388.9 million and $589.7 million, respectively, from the sale of loans. Securities purchased during the six months ended June 30, 2018 and June 30, 2017 totaled $599.7 million and $584.9 million, respectively, and securities repayments, maturities and sales in those periods were $82.6 million and $99.1 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $344.2 million during the first six months of 2018, including a $162.6 million increase in core deposits. Certificates of deposit are generally more vulnerable to competition and price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At June 30, 2018, certificates of deposit amounted to $1.15 billion, or 13% of our total deposits, including $852.2 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances increased $239.0 million to $239.2 million at June 30, 2018 during the first six months of 2018. Other borrowings increased $16.6 million to $112.5 million at June 30, 2018 from December 31, 2017.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2018 and 2017, we used our sources of funds primarily to fund loan commitments and purchase securities. At June 30, 2018, we had outstanding loan commitments totaling $2.56 billion, including undisbursed loans in process and unused credit lines totaling $2.50 billion. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at June 30, 2018 provided for advances that in the aggregate would equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $3.51 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $97.8 million.  Advances under these credit facilities totaled $239.2 million at June 30, 2018. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC) program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program Banner Bank had available lines of credit of approximately $1.12 billion as of June 30, 2018, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at June 30, 2018 or December 31, 2017.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At June 30, 2018, the Company on an unconsolidated basis had liquid assets of $35.8 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the six months ended June 30, 2018, total shareholders' equity decreased $19.6 million, to $1.25 billion.  At June 30, 2018, tangible common shareholders’ equity, which excludes other goodwill and other intangible assets, was $990.5 million, or 9.79% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, the Banks now have to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. As of June 30, 2018, the conservation buffer was an amount more than 1.875%. At June 30, 2018, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2017 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2018, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,190,024	13.72%	$693,663	8.00%	$867,078	10.00%
Tier 1 capital to risk-weighted assets	1,093,700	12.61	520,247	6.00	520,247	6.00
Tier 1 leverage capital to average assets	1,093,700	10.80	404,968	4.00	n/a	n/a
Common equity tier 1 capital	957,700	11.05	390,185	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,108,529	13.08	677,868	8.00	847,335	10.00
Tier 1 capital to risk-weighted assets	1,014,649	11.97	508,401	6.00	677,868	8.00
Tier 1 leverage capital to average assets	1,014,649	10.31	393,726	4.00	492,157	5.00
Common equity tier 1 capital	1,014,649	11.97	381,301	4.50	550,768	6.50
Islanders Bank
Total capital to risk-weighted assets	33,330	16.98	15,701	8.00	19,627	10.00
Tier 1 capital to risk-weighted assets	30,886	15.74	11,776	6.00	15,701	8.00
Tier 1 leverage capital to average assets	30,886	11.03	11,202	4.00	14,002	5.00
Common equity tier 1 capital	30,886	15.74	8,832	4.50	12,757	6.50

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly. We are currently experiencing a period of rising rates after a prolonged period of historically low deposit costs. The cost of deposits may increase more quickly than the yield on our earning assets as we continue to operate in a higher rate environment causing compression in the Banks' net interest margin and a reduction in the amount of net interest income revenue we generate. The Company actively manages its exposure to interest rate risk through on-going adjustments to the mix of interest-earning assets and funding sources that affect the repricing speeds of loans, investments, interest-bearing deposits and borrowings.

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

The following table sets forth, as of June 30, 2018, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$(296)	(0.1)%	$17,690	2.0%	$(252,814)	(10.8)%
+300	6,748	1.6	29,178	3.4	(191,910)	(8.2)
+200	9,005	2.1	30,333	3.5	(96,993)	(4.1)
+100	6,664	1.6	20,902	2.4	(27,569)	(1.2)
0	—	—	—	—	—	—
-50	(8,449)	(2.0)	(22,195)	(2.6)	(12,390)	(0.5)
-100	(21,983)	(5.2)	(57,621)	(6.7)	(47,684)	(2.0)

(1)
Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The current targeted federal funds rate is between 1.75% and 2.00%.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2018 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2018, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.13 billion, representing a one-year cumulative gap to total assets ratio of 20.54%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2018 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$641,884	$37,279	$151,220	$13,304	$4,936	$366	$848,989
Fixed-rate mortgage loans	256,202	143,387	385,857	336,690	430,035	46,634	1,598,805
Adjustable-rate mortgage loans	895,949	317,469	990,215	723,251	261,844	1,861	3,190,589
Fixed-rate mortgage-backed securities	63,209	64,329	263,646	216,059	455,098	138,259	1,200,600
Adjustable-rate mortgage-backed securities	136,071	707	6,913	20,742	6,142	—	170,575
Fixed-rate commercial/agricultural loans	112,665	96,770	223,938	66,322	42,375	14,674	556,744
Adjustable-rate commercial/agricultural loans	825,542	19,800	53,360	23,824	11,781	—	934,307
Consumer and other loans	395,480	102,176	67,238	22,575	14,411	41,038	642,918
Investment securities and interest-earning deposits	127,491	29,300	49,545	48,806	64,286	62,416	381,844
Total rate sensitive assets	3,454,493	811,217	2,191,932	1,471,573	1,290,908	305,248	9,525,371
Interest-bearing liabilities: (2)
Regular savings	210,321	109,862	353,864	250,700	362,443	347,889	1,635,079
Interest checking accounts	143,838	62,510	206,680	151,695	226,602	221,194	1,012,519
Money market deposit accounts	158,665	104,674	336,216	234,846	322,631	227,653	1,384,685
Certificates of deposit	405,089	447,395	260,027	34,072	2,024	—	1,148,607
FHLB advances	239,006	6	25	29	88	36	239,190
Junior subordinated debentures	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	112,458	—	—	—	—	—	112,458
Total rate sensitive liabilities	1,409,589	724,447	1,156,812	671,342	913,788	796,772	5,672,750
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,044,904	$86,770	$1,035,120	$800,231	$377,120	$(491,524)	$3,852,621
Cumulative excess of interest-sensitive assets	$2,044,904	$2,131,674	$3,166,794	$3,967,025	$4,344,145	$3,852,621	$3,852,621
Cumulative ratio of interest-earning assets to interest-bearing liabilities	245.07%	199.89%	196.23%	200.12%	189.09%	167.91%	167.91%
Interest sensitivity gap to total assets	19.70%	0.84%	9.97%	7.71%	3.63%	(4.74)%	37.12%
Ratio of cumulative gap to total assets	19.70%	20.54%	30.51%	38.22%	41.85%	37.12%	37.12%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(1.13) billion, or (10.89)% of total assets at June 30, 2018.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2018:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2018 - April 30, 2018	15,832	$55.33	—	1,605,717
May 1, 2018 - May 31, 2018	—	—	—	1,605,717
June 1, 2018 - June 30, 2018	97	60.86	—	1,605,620
Total for quarter	15,929	55.36	—	1,605,620

Employees surrendered 15,929 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended June 30, 2018.

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

10{m}	2018 Omnibus Incentive Plan [incorporated by reference as Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 23, 2018 (File No. 000-26584)]

10{n}
Forms of Equity-Based Award Agreements: Incentive Stock Option Award Agreement, Non-Qualified Stock Option Award Agreement under the Banner Corporation 2018 Omnibus Incentive Plan; Director Restricted Stock Award Agreement; Director Restricted Stock Unit Award Agreement; Employee Time-based Restricted Stock Unit Award Agreement; Employee performance-based Restricted Stock Unit Award Agreement; Stock Appreciation Right Award Agreement; and Performance Unit Award Agreement [incorporated by reference to Exhibits 10.2 - 10.9 included in the Registration Statement on Form S-8 dated May 4, 2018 (File No. 333-224693)]

Exhibit	Index of Exhibits

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 3, 2018	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

August 3, 2018	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)