Form 10-Q
period 2018-09-30
BANNER CORP
filed 2018-11-02
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ______________
 Commission File Number 000-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	[ ]	No	[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:			As of October 31, 2018
Common Stock, $.01 par value per share			32,324,789 shares
Non-voting Common Stock, $.01 par value per share			74,933 shares

BANNER CORPORATION AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected revenues, cost savings, synergies and other benefits from the proposed merger of Banner and Skagit Bancorp, Inc. (Skagit) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; the remaining closing conditions to the merger may be delayed or may not be obtained, or the merger agreement may be terminated; business disruption may occur following or in connection with the proposed merger of Banner and Skagit; Banner’s or Skagit’s businesses may experience disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities; the possibility that the proposed merger is more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of managements’ attention from ongoing business operations and opportunities as a result of the proposed merger or otherwise; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses and provisions for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in the allowance for loan losses not being adequate to cover actual losses and require a material increase in reserves; results of examinations by regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the writing down of assets or increases in the allowance for loan losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; the impact of repricing and competitors’ pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; the ability to access cost-effective funding; increases in premiums for deposit insurance; the ability to control operating costs and expenses; the use of estimates in determining fair value of certain assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to sell loans in the secondary market; the costs, effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the implementing regulations; results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks, (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets or changes in regulatory capital position, or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services; future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner’s business, changes in market conditions, or other factors; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-Q.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2018 and December 31, 2017

ASSETS	September 30 2018	December 31 2017
Cash and due from banks	$184,417	$199,624
Interest bearing deposits	64,244	61,576
Total cash and cash equivalents	248,661	261,200
Securities—trading, amortized cost $27,340 and $27,246, respectively	25,764	22,318
Securities—available-for-sale, amortized cost $1,451,897 and $926,112, respectively	1,412,273	919,485
Securities—held-to-maturity, fair value $254,094 and $262,188, respectively	258,699	260,271
Total securities	1,696,736	1,202,074
Federal Home Loan Bank (FHLB) stock	19,196	10,334
Loans held for sale (includes $67.1 million and $32.4 million, at fair value, respectively)	72,850	40,725
Loans receivable	7,822,519	7,598,884
Allowance for loan losses	(95,263)	(89,028)
Net loans receivable	7,727,256	7,509,856
Accrued interest receivable	37,676	31,259
Real estate owned (REO), held for sale, net	364	360
Property and equipment, net	151,212	154,815
Goodwill	242,659	242,659
Other intangibles, net	18,499	22,655
Bank-owned life insurance (BOLI)	163,265	162,668
Deferred tax assets, net	78,471	71,427
Other assets	57,458	53,177
Total assets	$10,514,303	$9,763,209
LIABILITIES
Deposits:
Non-interest-bearing	$3,469,294	$3,265,544
Interest-bearing transaction and savings accounts	4,035,856	3,950,950
Interest-bearing certificates	1,180,674	966,937
Total deposits	8,685,824	8,183,431
Advances from FHLB	221,184	202
Other borrowings	98,979	95,860
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	113,110	98,707
Accrued expenses and other liabilities	82,530	71,344
Deferred compensation	40,478	41,039
Total liabilities	9,242,105	8,490,583
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized; 32,327,824 shares issued and outstanding at September 30, 2018; 32,626,456 shares issued and outstanding at December 31, 2017	1,174,004	1,185,919
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; 74,933 shares issued and outstanding at September 30, 2018; 100,029 shares issued and outstanding at December 31, 2017	1,246	1,208
Retained earnings	109,942	90,535
Carrying value of shares held in trust for stock related compensation plans	(7,182)	(7,351)
Liability for common stock issued to stock related compensation plans	7,182	7,351
Accumulated other comprehensive loss	(12,994)	(5,036)
Total shareholders' equity	1,272,198	1,272,626
Total liabilities & shareholders' equity	$10,514,303	$9,763,209
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except shares and per share amounts)
For the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME:
Loans receivable	$104,868	$95,221	$298,743	$281,304
Mortgage-backed securities	8,915	6,644	25,145	17,529
Securities and cash equivalents	3,865	3,413	11,003	9,976
Total interest income	117,648	105,278	334,891	308,809
INTEREST EXPENSE:
Deposits	5,517	3,189	13,139	9,162
FHLB advances	1,388	569	3,564	1,142
Other borrowings	60	84	179	241
Junior subordinated debentures	1,605	1,226	4,495	3,494
Total interest expense	8,570	5,068	21,377	14,039
Net interest income	109,078	100,210	313,514	294,770
PROVISION FOR LOAN LOSSES	2,000	2,000	6,000	6,000
Net interest income after provision for loan losses	107,078	98,210	307,514	288,770
NON-INTEREST INCOME:
Deposit fees and other service charges	12,255	11,058	35,535	32,611
Mortgage banking operations	5,816	4,498	15,324	15,854
Bank-owned life insurance (BOLI)	1,726	1,043	3,511	3,599
Miscellaneous	569	1,705	4,995	7,062
	20,366	18,304	59,365	59,126
Net gain on sale of securities	—	270	48	230
Net change in valuation of financial instruments carried at fair value	45	(493)	3,577	(1,831)
Total non-interest income	20,411	18,081	62,990	57,525
NON-INTEREST EXPENSE:
Salary and employee benefits	48,930	48,931	150,491	144,014
Less capitalized loan origination costs	(4,318)	(4,331)	(13,062)	(13,245)
Occupancy and equipment	12,385	11,737	35,725	35,778
Information/computer data services	4,766	4,420	13,711	12,513
Payment and card processing expenses	3,748	3,581	11,179	10,523
Professional services	3,010	3,349	11,276	12,233
Advertising and marketing	1,786	2,130	5,758	5,225
Deposit insurance	991	1,101	3,353	3,438
State/municipal business and use taxes	902	780	2,430	1,857
REO operations	433	240	553	(1,089)
Amortization of core deposit intangibles	1,348	1,542	4,112	4,790
Miscellaneous	6,646	6,851	19,444	20,432
	80,627	80,331	244,970	236,469
Acquisition-related costs	1,005	—	1,005	—
Total non-interest expense	81,632	80,331	245,975	236,469
Income before provision for income taxes	45,857	35,960	124,529	109,826
PROVISION FOR INCOME TAXES	8,084	10,883	25,542	35,502
NET INCOME	$37,773	$25,077	$98,987	$74,324
Earnings per common share:
Basic	$1.17	$0.76	$3.06	$2.25
Diluted	$1.17	$0.76	$3.05	$2.25
Cumulative dividends declared per common share	$0.38	$0.25	$1.58	$1.75
Weighted average number of common shares outstanding:
Basic	32,256,789	32,982,532	32,300,688	32,966,214
Diluted	32,376,623	33,079,099	32,406,414	33,061,172
See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME	$37,773	$25,077	$98,987	$74,324
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	(10,010)	493	(33,083)	5,841
Reclassification for net gains on available-for-sale securities realized in earnings	—	(270)	(51)	(230)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(336)	—	(14,403)	—
Income tax related to other comprehensive (loss) income	2,483	(105)	11,376	(2,032)
Other comprehensive (loss) income	(7,863)	118	(36,161)	3,579
COMPREHENSIVE INCOME	$29,910	$25,195	$62,826	$77,903

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands, except shares)
For the Nine Months Ended September 30, 2018 and the Year Ended December 31, 2017

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2017	33,193,387	$1,213,837	$95,328	$(3,455)	$1,305,710
Net income			60,776		60,776
Other comprehensive loss, net of income tax				(786)	(786)
Reclassification of stranded tax effects from Accumulated Other Comprehensive Income (AOCI) to retained earnings			795	(795)	—
Accrual of dividends on common stock ($2.00/share cumulative)			(66,364)		(66,364)
Repurchase of common stock	(545,166)	(31,045)			(31,045)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	78,264	4,335			4,335
Balance, December 31, 2017	32,726,485	$1,187,127	$90,535	$(5,036)	$1,272,626

Balance, January 1, 2018	32,726,485	$1,187,127	$90,535	$(5,036)	$1,272,626
Cumulative effect of reclassification of the instrument-specific credit risk portion of junior subordinated debentures fair value adjustments and reclassification of equity securities from available-for-sale			(28,203)	28,203	—
Net income			98,987		98,987
Other comprehensive loss, net of income tax				(36,161)	(36,161)
Accrual of dividends on common stock ($1.58/share cumulative)			(51,377)		(51,377)
Repurchase of common stock	(269,711)	(15,359)			(15,359)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(54,017)	3,482			3,482
Balance, September 30, 2018	32,402,757	$1,175,250	$109,942	$(12,994)	$1,272,198

See Selected Notes to the Consolidated Financial Statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$98,987	$74,324
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	11,014	10,153
Deferred income and expense, net of amortization	(4,005)	(1,513)
Amortization of core deposit intangibles	4,112	4,790
Gain on sale of securities	(48)	(230)
Net change in valuation of financial instruments carried at fair value	(3,577)	1,831
Principal repayments and maturities of securities—trading	—	1,618
Gain on branch divestiture	(249)	—
(Increase) decrease in deferred taxes	(7,044)	8,361
Increase in current taxes payable	7,227	2,853
Stock-based compensation	4,844	4,232
Increase in cash surrender value of BOLI	(3,486)	(3,046)
Gain on sale of loans, net of capitalized servicing rights	(10,815)	(11,653)
Gain on disposal of real estate held for sale and property and equipment	(1,417)	(2,438)
Provision for loan losses	6,000	6,000
Provision for losses on real estate held for sale	187	256
Origination of loans held for sale	(637,702)	(626,677)
Proceeds from sales of loans held for sale	616,393	812,778
Net change in:
Other assets	521	(4,082)
Other liabilities	5,269	(144)
Net cash provided from operating activities	86,211	277,413
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(668,456)	(706,911)
Principal repayments and maturities of securities—available-for-sale	123,132	135,163
Proceeds from sales of securities—available-for-sale	8,363	35,559
Purchases of securities—held-to-maturity	(8,469)	(5,105)
Principal repayments and maturities of securities—held-to-maturity	8,291	6,544
Loan originations, net of principal repayments	(214,487)	(211,539)
Purchases of loans and participating interest in loans	(5,487)	(111,148)
Proceeds from sales of other loans	6,629	9,456
Net cash paid related to branch divestiture	(20,412)	—
Purchases of property and equipment	(12,982)	(7,641)
Proceeds from sale of real estate held for sale and sale of other property, net	6,982	15,873
Proceeds from FHLB stock repurchase program	110,078	80,056
Purchase of FHLB stock	(118,940)	(88,404)
Other	3,562	327
Net cash used in investing activities	(782,196)	(847,770)
FINANCING ACTIVITIES:
Increase in deposits, net	523,047	417,436
Proceeds from long term FHLB advances	—	150,000
Repayment of long term FHLB advances	(8)	(7)
Proceeds from overnight and short term FHLB advances, net	221,000	59,000
Increase in other borrowings, net	3,119	(1,971)
Cash dividends paid	(46,989)	(57,467)
Taxes paid related to net share settlement of equity awards	(1,364)	(1,187)
Cash paid for the repurchase of common stock	(15,359)	(1,400)
Net cash provided from financing activities	683,446	564,404
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,539)	(5,953)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	261,200	247,719
CASH AND CASH EQUIVALENTS, END OF PERIOD	$248,661	$241,766

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$18,901	$13,406
Taxes paid, net	13,029	25,599
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	1,451	10
Dividends accrued but not paid until after period end	12,654	8,443

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2018 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2017 Consolidated Financial Statements and/or schedules to conform to the 2018 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Banner’s financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan losses, (iii) the valuation of financial assets and liabilities recorded at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangibles, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense, and (vii) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC (2017 Form 10-K).  There have been no significant changes in our application of these accounting policies during the first nine months of 2018, except as described in Note 2.

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

The majority of the Company’s revenue streams including interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, loan servicing income and other loan fee income are outside the scope of Topic 606. Revenue streams reported as deposit fees and other service charges include transaction based deposit fees, non-transaction based deposit fees, interchange fees on credit and debit cards and merchant service fees which are within the scope of Topic 606. The Company applied the requirements of Topic 606 to the revenue streams that are within its scope. The adoption of Topic 606 did not result in any changes in either the timing or amount of recognized revenue in prior periods by the Company, however, the presentation of certain costs associated with our merchant services are offset against deposit fees and other service charges in non-interest income. The Company previously recognized payment network related fees that were collected by the Company and passed through to another party related to its merchant services as non-interest expense. The change in presentation resulted in $5.9 million of expenses for the nine months ended September 30, 2018 being netted against deposit fees and other services charges and reported in non-interest income instead of as payment and card processing expenses in non-interest expense. In addition, to conform to the current period presentation, $6.1 million of merchant services related expenses for the nine months ended September 30, 2017 were reclassified from payment and card processing expense in non-interest expense to being netted against deposit fees and other service charges in non-interest income. The Company elected to apply the practical expedient and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less.

The following table presents the impact of adopting of the new revenue standard on our Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	For the three months ended September 30, 2018			For the three months ended September 30, 2017
	As Reported	Balance without Adoption of ASC 606	Effect of Change	As Reported	Balance without Adoption of ASC 606	Effect of Change
Non-interest income:
Deposit fees and other service charges	$12,255	$16,799	$(4,544)	$11,058	$13,316	$(2,258)

Non-interest expense:
Payment and card processing expenses	$3,748	$8,292	$(4,544)	$3,581	$5,839	$(2,258)

	For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
	As Reported	Balance without Adoption of ASC 606	Effect of Change	As Reported	Balance without Adoption of ASC 606	Effect of Change
Non-interest income:
Deposit fees and other service charges	$35,535	$41,434	$(5,899)	$32,611	$38,739	$(6,128)

Non-interest expense:
Payment and card processing expenses	$11,179	$17,078	$(5,899)	$10,523	$16,651	$(6,128)

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. This ASU simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The Company adopted this ASU on January 1, 2018. The adoption of this ASU resulted in the Company reclassifying $28.1 million from retained earnings to AOCI for the cumulative fair value adjustments on its junior subordinated debentures related to instrument specific credit risk. During the nine months ended September 30, 2018, the Company recorded a $10.9 million, net of tax, reduction in other comprehensive income (loss) for the change in instrument specific credit risk on its junior subordinated debentures. Prior to the adoption of this ASU this amount would have been recorded in the Consolidated Statement of Operations. In addition, as a result of adopting this ASU the Company recorded a $137,000 reduction in retained earnings representing the unrealized loss on available for sale equity securities at the date of adoption. Any future changes in fair value on equity securities will be recorded in the Consolidated Statement of Operations. During the nine months ended September 30, 2018, the Company recorded a $68,000 gain for the increase in fair value of its equity securities as a component of the net change in financial instruments carried at fair value in the Consolidated Statement of Operations. At September 30, 2018, the Company held $416,000 of equity investment securities which were previously reported as available for sale securities and are now reported in other assets.

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

In February 2018, FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU do not change the core principle of the guidance in Subtopic 825-10. Rather, the amendments in this ASU clarify the application of the guidance regarding the fair value measurement of equity securities without readily determinable fair value. The Company adopted this ASU upon its issuance. The impact of the Company's adoption of this ASU is described in the preceding paragraph.

Leases (Topic 842)

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The Company is continuing its evaluation of the provisions of ASU No. 2016-02 and ASU No. 2018-11 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements and regulatory capital ratios and has contracted with a third party software solution to meet the new requirements of this ASU, with implementation currently in process.  The Company is substantially complete with its effort to compile a complete inventory of arrangements containing leases and analyzing the lease data necessary to meet the new requirements. The Company has 117 real property leases under non-cancelable operating leases, the majority of which will be subject to this ASU that will result in the recognition of right-of-use assets and lease liabilities.  ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and entities are required to use a modified retrospective approach for leases.  The Company expects to elect the transition option provided in ASU No. 2018-11, and apply the modified retrospective approach.  The Company also expects to elect certain relief options for practical expedients; the option to not separate lease and non-lease components and instead to account for them as a single lease component, and the option to not recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e. leases terms of twelve months or less).  All of the Company’s equipment is owned or on short-term leases.  The majority of the Company’s leases have been entered into the new leasing software solution and the Company is continuing to work through the provisions of ASU 2016-02 and ASU 2018-11 to assess all impacts under the new standard. While the Company has not quantified the impact to its balance sheet, upon the adoption of this ASU the Company expects to report increased assets and increased liabilities on its Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to these leases and certain equipment under non-cancelable operating lease agreements, which currently are not reflected in its Consolidated Statements of Financial Condition.

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

Financial Instruments—Credit Losses (Topic 326)

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements. The Company has formed an internal committee to oversee the project, engaged a third-party vendor to assist with the project and has completed its gap analysis phase of the project. In addition, the Company has selected a second third-party vendor to assist with building and developing the required models. The Company is currently in the process of building the required models. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available-for-sale will be replaced with an allowance approach.

Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)

In March 2017, FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the premium amortization period for callable debt securities purchased at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to the maturity date. The amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Income Statement - Reporting Comprehensive Income (Topic 220)

In February 2018, FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from AOCI to retained earnings for the stranded tax effects on available-for-sale securities resulting from the Tax

Cuts and Jobs Act (2017 Tax Act). The ASU eliminates the stranded tax effects resulting from the 2017 Tax Act and improves the usefulness of information reported to financial statement users. The ASU also requires certain disclosures about the stranded tax effects. This ASU is effective for all entities for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The ASU should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal corporate tax rate is recognized. The Company elected to early adopt this ASU and to reclassify $795,000 of stranded tax effects from AOCI to retained earnings in the fourth quarter of 2017.

Income Taxes (Topic 740)

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act (the Act) and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements in the 2017 Form 10-K. As of September 30, 2018, the Company did not incur any adjustments to the provisional recognition.

Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)

In August 2018, FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The amendments in this ASU should be applied either retrospectively to all implementation costs incurred after the date of adoption. Adoption of ASU 2018-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Fair Value Measurement (Topic 820)

In August 2018, FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU removes, modifies and adds disclosure requirements in Topic 820. The following disclosure requirements were removed: 1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, and 3) the valuation processes for Level 3 fair value measurements. This ASU modified disclosure requirement by requiring: 1) that the measurement uncertainty disclosure communicates information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: 1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. Adoption of ASU 2018-13 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3: SUBSEQUENT EVENT
On November 1, 2018, the Company completed the acquisition of Skagit Bancorp, Inc. (“Skagit”) and its wholly-owned subsidiary, Skagit Bank, a Washington state-chartered commercial bank. Skagit was merged into Banner and Skagit Bank was merged into Banner Bank. Pursuant to the previously announced terms of the acquisition, Skagit shareholders received 5.6664 shares of Banner common stock in exchange for each share of Skagit common stock, plus cash in lieu of any fractional shares. At September 30, 2018, Skagit Bank had assets of $919 million, a loan portfolio of $604 million, and a deposit base of $819 million with 11 retail branches along the I-5 corridor from Seattle to the Canadian border. The combined company has approximately $11.4 billion in assets.

The primary reason for the acquisition was to expand the Company’s presence and density in the North Sound region of the Pacific Northwest along the I-5 corridor. Preliminary fair values for all assets and liabilities, as well as the consideration paid, are not reported herein as the Company is still in the process of completing the initial accounting for the acquisition. Goodwill expected to be recorded in the transaction will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes. The Company expects to disclose preliminary estimates of assets acquired and liabilities assumed, including fair value adjustments and the consideration paid, in the Company's December 31, 2018 Form 10-K. In addition, the Company's December 31, 2018 Form 10-K will include the results of operations produced by the acquired company beginning on November 1, 2018.

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at September 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Municipal bonds	$100			$100
Corporate bonds	27,240			25,664
	$27,340			$25,764
Available-for-Sale:
U.S. Government and agency obligations	$139,329	$9	$(3,030)	$136,308
Municipal bonds	66,854	152	(1,020)	65,986
Corporate bonds	5,054	4	(18)	5,040
Mortgage-backed or related securities	1,218,204	29	(35,715)	1,182,518
Asset-backed securities	22,456	86	(121)	22,421
	$1,451,897	$280	$(39,904)	$1,412,273
Held-to-Maturity:
U.S. Government and agency obligations	$1,007	$18	$(4)	$1,021
Municipal bonds	191,777	1,433	(3,773)	189,437
Corporate bonds	3,771	—	(20)	3,751
Mortgage-backed or related securities	62,144	—	(2,259)	59,885
	$258,699	$1,451	$(6,056)	$254,094

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Municipal bonds	$100			$100
Corporate bonds	27,132			22,058
Equity securities	14			160
	$27,246			$22,318
Available-for-Sale:
U.S. Government and agency obligations	$72,829	$68	$(431)	$72,466
Municipal bonds	68,513	665	(445)	68,733
Corporate bonds	5,431	6	(44)	5,393
Mortgage-backed or related securities	745,956	1,003	(7,402)	739,557
Asset-backed securities	27,667	184	(93)	27,758
Equity securities	5,716	10	(148)	5,578
	$926,112	$1,936	$(8,563)	$919,485
Held-to-Maturity:
U.S. Government and agency obligations	$1,024	$29	$—	$1,053
Municipal bonds	189,860	3,385	(1,252)	191,993
Corporate bonds	3,978	7	—	3,985
Mortgage-backed or related securities	65,409	266	(518)	65,157
	$260,271	$3,687	$(1,770)	$262,188

At September 30, 2018 and December 31, 2017, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows (in thousands):

	September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$101,146	$(1,940)	$27,397	$(1,090)	$128,543	$(3,030)
Municipal bonds	25,768	(358)	20,470	(662)	46,238	(1,020)
Corporate bonds	3,837	(11)	293	(7)	4,130	(18)
Mortgage-backed or related securities	902,556	(22,907)	270,846	(12,808)	1,173,402	(35,715)
Asset-backed securities	1,102	(1)	9,891	(120)	10,993	(121)
	$1,034,409	$(25,217)	$328,897	$(14,687)	$1,363,306	$(39,904)
Held-to-Maturity
U.S. Government and agency obligations	$143	$(4)	$—	$—	$143	$(4)
Municipal bonds	59,854	(1,227)	33,614	(2,546)	93,468	(3,773)
Corporate bonds	481	(20)	—	—	481	(20)
Mortgage-backed or related securities	43,293	(1,457)	16,593	(802)	59,886	(2,259)
	$103,771	$(2,708)	$50,207	$(3,348)	$153,978	$(6,056)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$31,276	$(211)	$23,341	$(220)	$54,617	$(431)
Municipal bonds	20,879	(185)	13,360	(260)	34,239	(445)
Corporate bonds	296	(4)	4,682	(40)	4,978	(44)
Mortgage-backed or related securities	559,916	(5,138)	100,662	(2,264)	660,578	(7,402)
Asset-backed securities	—	—	9,926	(93)	9,926	(93)
Equity securities	5,480	(148)	—	—	5,480	(148)
	$617,847	$(5,686)	$151,971	$(2,877)	$769,818	$(8,563)
Held-to-Maturity
Municipal bonds	21,839	(171)	34,314	(1,081)	56,153	(1,252)
Mortgage-backed or related securities	38,023	(378)	4,434	(140)	42,457	(518)
	$59,862	$(549)	$38,748	$(1,221)	$98,610	$(1,770)

At September 30, 2018, there were 336 securities—available-for-sale with unrealized losses, compared to 226 at December 31, 2017.  At September 30, 2018, there were 113 securities—held-to-maturity with unrealized losses, compared to 66 at December 31, 2017.  Management does not believe that any individual unrealized loss as of September 30, 2018 or December 31, 2017 represented other-than-temporary impairment (OTTI).  The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

There were no sales of securities—trading during the nine-month periods ended September 30, 2018 or 2017. The Company did not recognize any OTTI charges or recoveries on securities—trading during the nine-month periods ended September 30, 2018 or 2017. There were no securities—trading in a nonaccrual status at September 30, 2018 or December 31, 2017.  Net unrealized holding gains of $3.5 million were recognized during the nine months ended September 30, 2018 compared to $389,000 of net unrealized holdings gains recognized during the nine months ended September 30, 2017.

There were nine sales of securities—available-for-sale during the nine months ended September 30, 2018, and partial calls of securities resulted in a net gain of $51,000 for the nine months ended September 30, 2018.  Sales of securities—available-for-sale totaled $35.6 million which resulted in a net gain of $230,000 for the nine months ended September 30, 2017. There were no securities—available-for-sale in a nonaccrual status at September 30, 2018 or December 31, 2017.

There were no sales of securities—held-to-maturity during the nine-month periods ended September 30, 2018 and 2017 although there were partial calls of securities that resulted in a net gain of $2,000 for the nine months ended September 30, 2018. There were no securities—held-to-maturity in a nonaccrual status at September 30, 2018 or December 31, 2017.

The amortized cost and estimated fair value of securities at September 30, 2018, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	September 30, 2018
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$100	$100	$5,004	$4,990	$3,331	$3,322
Maturing after one year through five years	—	—	64,250	63,572	49,608	48,484
Maturing after five years through ten years	—	—	268,844	259,593	83,662	82,497
Maturing after ten years through twenty years	27,240	25,664	222,061	218,114	83,124	83,163
Maturing after twenty years	—	—	891,738	866,004	38,974	36,628
	$27,340	$25,764	$1,451,897	$1,412,273	$258,699	$254,094

The following table presents, as of September 30, 2018, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	September 30, 2018
	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$128,020	$128,101	$127,902
Interest rate swap counterparties	13,782	14,023	13,494
Repurchase agreements	128,991	132,361	128,991
Other	3,852	3,852	3,658
Total pledged securities	$274,645	$278,337	$274,045

Note 5: LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at September 30, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,271,363	16.2%	$1,284,363	16.9%
Investment properties	1,943,793	24.8	1,937,423	25.5
Multifamily real estate	309,809	3.9	314,188	4.1
Commercial construction	154,071	2.0	148,435	2.0
Multifamily construction	172,433	2.2	154,662	2.0
One- to four-family construction	498,549	6.4	415,327	5.5
Land and land development:
Residential	171,610	2.2	164,516	2.2
Commercial	22,382	0.3	24,583	0.3
Commercial business	1,358,149	17.4	1,279,894	16.8
Agricultural business, including secured by farmland	359,966	4.6	338,388	4.4
One- to four-family residential	849,928	10.9	848,289	11.2
Consumer:
Consumer secured by one- to four-family	539,143	6.9	522,931	6.9
Consumer—other	171,323	2.2	165,885	2.2
Total loans	7,822,519	100.0%	7,598,884	100.0%
Less allowance for loan losses	(95,263)		(89,028)
Net loans	$7,727,256		$7,509,856

Loan amounts are net of unearned loan fees in excess of unamortized costs of $1.7 million as of September 30, 2018 and were net of unamortized costs of $158,000 as of December 31, 2017. Net loans include net discounts on acquired loans of $15.4 million and $21.1 million as of September 30, 2018 and December 31, 2017, respectively.

Purchased credit-impaired loans and purchased non-credit-impaired loans. Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired (PCI) or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $20.7 million at September 30, 2018 and $32.5 million at December 31, 2017. The carrying balance of PCI loans was $12.9 million at September 30, 2018 and $21.3 million at December 31, 2017.
The following table presents the changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$6,109	$7,666	$6,520	$8,717
Accretion to interest income	(2,907)	(1,720)	(4,738)	(5,210)
Disposals	—	—	58	(497)
Reclassifications from non-accretable difference	1,873	918	3,235	3,854
Balance, end of period	$5,075	$6,864	$5,075	$6,864

As of September 30, 2018 and December 31, 2017, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $6.9 million and $11.3 million, respectively.

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

The following tables provide information on impaired loans, excluding PCI loans, with and without allowance reserves at September 30, 2018 and December 31, 2017. Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	September 30, 2018
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,333	$2,907	$201	$20
Investment properties	7,247	1,249	5,637	277
Multifamily construction	479	—	—	—
One- to four-family construction	1,297	1,297	—	—
Land and land development:
Residential	1,134	798	—	—
Commercial business	3,925	3,008	384	17
Agricultural business/farmland	4,546	1,645	2,560	71
One- to four-family residential	7,302	3,227	4,021	64
Consumer:
Consumer secured by one- to four-family	2,075	1,893	135	6
Consumer—other	191	106	66	2
	$31,529	$16,130	$13,004	$457

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$7,807	$6,447	$199	$18
Investment properties	11,296	4,200	6,884	263
One- to four-family construction	298	298	—	—
Land and land development:
Residential	1,134	798	—	—
Commercial business	4,441	3,424	555	50
Agricultural business/farmland	9,388	6,230	3,031	264
One- to four-family residential	9,547	3,709	5,775	178
Consumer:
Consumer secured by one- to four-family	1,498	1,324	139	7
Consumer—other	134	58	73	2
	$45,543	$26,488	$16,656	$782

(1)
Includes loans without an allowance reserve that have been individually evaluated for impairment and that evaluation concluded that no reserve was needed, and $10.3 million and $10.6 million, respectively, of homogenous and small balance loans as of September 30, 2018 and December 31, 2017, that are collectively evaluated for impairment for which a general reserve has been established.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,281	$3	$3,657	$3
Investment properties	6,808	79	8,849	37
Multifamily real estate	—	—	115	1
One- to four-family construction	991	—	—	—
Land and land development:
Residential	798	—	1,095	6
Commercial	—	—	928	—
Commercial business	3,210	5	8,128	6
Agricultural business/farmland	4,218	23	6,196	69
One- to four-family residential	7,667	77	8,899	73
Consumer:
Consumer secured by one- to four-family	1,841	5	1,608	2
Consumer—other	164	1	140	1
	$28,978	$193	$39,615	$198

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$4,070	$8	$3,079	$7
Investment properties	8,114	237	8,393	124
Multifamily real estate	—	—	335	10
One- to four-family construction	637	4	524	27
Land and land development:
Residential	1,059	10	1,574	42
Commercial	—	—	950	—
Commercial business	3,474	17	5,838	63
Agricultural business/farmland	5,895	79	5,605	131
One- to four-family residential	8,261	237	9,602	240
Consumer:
Consumer secured by one- to four-family	1,530	10	1,647	7
Consumer—other	151	3	194	5
	$33,191	$605	$37,741	$656

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

The following table presents TDRs by accrual and nonaccrual status at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Accrual Status	Nonaccrual Status	Total TDRs	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$201	$80	$281	$199	$87	$286
Investment properties	5,637	—	5,637	6,884	—	6,884
Commercial business	384	—	384	555	—	555
Agricultural business, including secured by farmland	2,560	—	2,560	3,129	29	3,158
One- to four-family residential	4,498	240	4,738	5,136	801	5,937
Consumer:
Consumer secured by one- to four-family	135	—	135	139	—	139
Consumer—other	66	—	66	73	—	73
	$13,481	$320	$13,801	$16,115	$917	$17,032

As of both September 30, 2018 and December 31, 2017, the Company had commitments to advance additional funds related to TDRs up to $7,000 and $45,000, respectively.

No new TDRs occurred during the nine months ended September 30, 2018 or 2017.

There were no TDRs which incurred a payment default within twelve months of the restructure date during the three and nine-month periods ended September 30, 2018 and 2017. A default on a TDR results in either a transfer to nonaccrual status or a partial charge-off, or both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in the nine months ended September 30, 2018.

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

The following tables present the Company’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristics as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,246,900	$10,037	$14,426	$—	$—	$1,271,363
Investment properties	1,935,890	—	7,903	—	—	1,943,793
Multifamily real estate	309,490	—	319	—	—	309,809
Commercial construction	154,071	—	—	—	—	154,071
Multifamily construction	172,433	—	—	—	—	172,433
One- to four-family construction	495,941	—	2,608	—	—	498,549
Land and land development:
Residential	160,046	10,766	798	—	—	171,610
Commercial	19,607	—	2,775	—	—	22,382
Commercial business	1,316,610	7,324	34,122	93	—	1,358,149
Agricultural business, including secured by farmland	346,176	4,589	9,201	—	—	359,966
One- to four-family residential	844,853	518	4,557	—	—	849,928
Consumer:
Consumer secured by one- to four-family	534,780	900	3,463	—	—	539,143
Consumer—other	171,016	10	297	—	—	171,323
Total	$7,707,813	$34,144	$80,469	$93	$—	$7,822,519

	December 31, 2017
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,246,125	$12,227	$26,011	$—	$—	$1,284,363
Investment properties	1,918,940	9,118	9,365	—	—	1,937,423
Multifamily real estate	313,432	—	756	—	—	314,188
Commercial construction	148,435	—	—	—	—	148,435
Multifamily construction	154,662	—	—	—	—	154,662
One- to four-family construction	411,802	—	3,525	—	—	415,327
Land and land development:
Residential	153,073	10,554	889	—	—	164,516
Commercial	21,665	—	2,918	—	—	24,583
Commercial business	1,213,365	12,135	54,282	112	—	1,279,894
Agricultural business, including secured by farmland	321,110	3,852	13,426	—	—	338,388
One- to four-family residential	842,304	569	5,416	—	—	848,289
Consumer:
Consumer secured by one- to four-family	520,675	—	2,256	—	—	522,931
Consumer—other	165,594	13	278	—	—	165,885
Total	$7,431,182	$48,468	$119,122	$112	$—	$7,598,884

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of September 30, 2018 and December 31, 2017, in the commercial business category, $583.7 million and $296.8 million, respectively, of credit-scored small business loans.  As loans in these pools become non-performing, they are individually risk-rated.

The following tables provide additional detail on the age analysis of the Company’s past due loans as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$—	$160	$2,334	$2,494	$5,369	$1,263,500	$1,271,363	$23	$2,884
Investment properties	309	233	1,155	1,697	3,000	1,939,096	1,943,793	405	844
Multifamily real estate	—	—	—	—	142	309,667	309,809	—	—
Commercial construction	—	—	—	—	—	154,071	154,071	—	—
Multifamily construction	—	—	—	—	—	172,433	172,433	—	—
One-to-four-family construction	—	1,208	378	1,586	461	496,502	498,549	—	1,297
Land and land development:
Residential	703	—	798	1,501	—	170,109	171,610	—	798
Commercial	—	—	—	—	2,775	19,607	22,382	—	—
Commercial business	2,100	480	1,821	4,401	621	1,353,127	1,358,149	87	2,921
Agricultural business, including secured by farmland	165	—	1,639	1,804	398	357,764	359,966	—	1,645
One- to four-family residential	95	586	2,011	2,692	111	847,125	849,928	1,076	1,827
Consumer:
Consumer secured by one- to four-family	1,878	693	1,294	3,865	—	535,278	539,143	282	1,611
Consumer—other	351	173	60	584	67	170,672	171,323	14	92
Total	$5,601	$3,533	$11,490	$20,624	$12,944	$7,788,951	$7,822,519	$1,887	$13,919

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$5,323	$76	$5,490	$10,889	$7,682	$1,265,792	$1,284,363	$—	$6,447
Investment properties	1,737	—	4,096	5,833	7,166	1,924,424	1,937,423	—	4,199
Multifamily real estate	105	—	—	105	169	313,914	314,188	—	—
Commercial construction	—	—	—	—	—	148,435	148,435	—	—
Multifamily construction	3,416	—	—	3,416	—	151,246	154,662	—	—
One-to-four-family construction	4,892	725	298	5,915	446	408,966	415,327	298	—
Land and land development:
Residential	—	—	798	798	—	163,718	164,516	—	798
Commercial	—	—	—	—	2,919	21,664	24,583	—	—
Commercial business	1,574	404	2,577	4,555	2,159	1,273,180	1,279,894	18	3,406
Agricultural business, including secured by farmland	598	533	2,017	3,148	565	334,675	338,388	—	6,132
One-to four-family residential	4,475	1,241	2,715	8,431	136	839,722	848,289	1,085	3,264
Consumer:
Consumer secured by one- to four-family	1,355	62	713	2,130	—	520,801	522,931	85	1,239
Consumer—other	609	136	15	760	68	165,057	165,885	—	58
Total	$24,084	$3,177	$18,719	$45,980	$21,310	$7,531,594	$7,598,884	$1,486	$25,543

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$24,413	$3,718	$27,034	$19,141	$3,162	$3,932	$5,725	$6,750	$93,875
Provision for loan losses	824	27	(1,996)	(1,306)	348	432	2,600	1,071	2,000
Recoveries	12	—	5	586	—	86	46	—	735
Charge-offs	(102)	—	(479)	(473)	(5)	(27)	(261)	—	(1,347)
Ending balance	$25,147	$3,745	$24,564	$17,948	$3,505	$4,423	$8,110	$7,821	$95,263

	For the Nine Months Ended September 30, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$22,824	$1,633	$27,568	$18,311	$4,053	$2,055	$3,866	$8,718	$89,028
Provision for loan losses	1,144	2,112	(2,715)	148	(248)	1,679	4,777	(897)	6,000
Recoveries	1,580	—	190	856	41	732	264	—	3,663
Charge-offs	(401)	—	(479)	(1,367)	(341)	(43)	(797)	—	(3,428)
Ending balance	$25,147	$3,745	$24,564	$17,948	$3,505	$4,423	$8,110	$7,821	$95,263

	September 30, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$297	$—	$—	$17	$71	$64	$8	$—	$457
Collectively evaluated for impairment	24,850	3,745	24,564	17,908	3,372	4,359	8,102	7,821	94,721
Purchased credit-impaired loans	—	—	—	23	62	—	—	—	85
Total allowance for loan losses	$25,147	$3,745	$24,564	$17,948	$3,505	$4,423	$8,110	$7,821	$95,263

Loan balances:
Individually evaluated for impairment	$8,769	$—	$1,669	$384	$3,298	$4,497	$201	$—	$18,818
Collectively evaluated for impairment	3,198,018	309,667	1,014,140	1,357,144	356,270	845,320	710,198	—	7,790,757
Purchased credit-impaired loans	8,369	142	3,236	621	398	111	67	—	12,944
Total loans	$3,215,156	$309,809	$1,019,045	$1,358,149	$359,966	$849,928	$710,466	$—	$7,822,519

	For the Three Months Ended September 30, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$24,232	$1,562	$27,312	$19,126	$3,808	$2,010	$3,987	$6,549	$88,586
Provision for loan losses	(236)	63	2,037	(555)	1,141	22	117	(589)	2,000
Recoveries	19	—	73	577	1	8	98	—	776
Charge-offs	(584)	—	—	(491)	(1,001)	—	(186)	—	(2,262)
Ending balance	$23,431	$1,625	$29,422	$18,657	$3,949	$2,040	$4,016	$5,960	$89,100

	For the Nine Months Ended September 30, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,993	$1,360	$34,252	$16,533	$2,967	$2,238	$4,104	$3,550	$85,997
Provision for loan losses	2,716	254	(6,010)	4,489	2,113	(460)	488	2,410	6,000
Recoveries	353	11	1,180	921	133	262	293	—	3,153
Charge-offs	(631)	—	—	(3,286)	(1,264)	—	(869)	—	(6,050)
Ending balance	$23,431	$1,625	$29,422	$18,657	$3,949	$2,040	$4,016	$5,960	$89,100

	September 30, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$263	$—	$67	$52	$196	$184	$11	$—	$773
Collectively evaluated for impairment	23,168	1,625	29,348	18,605	3,753	1,856	4,005	5,960	88,320
Purchased credit-impaired loans	—	—	7	—	—	—	—	—	7
Total allowance for loan losses	$23,431	$1,625	$29,422	$18,657	$3,949	$2,040	$4,016	$5,960	$89,100

Loan balances:
Individually evaluated for impairment	$13,866	$—	$1,871	$5,899	$6,495	$5,182	$218	$—	$33,531
Collectively evaluated for impairment	3,332,724	311,533	872,783	1,302,902	332,754	864,109	700,892	—	7,717,697
Purchased credit impaired loans	15,684	173	3,759	2,608	683	265	49	—	23,221
Total loans	$3,362,274	$311,706	$878,413	$1,311,409	$339,932	$869,556	$701,159	$—	$7,774,449

Note 6:  REAL ESTATE OWNED, NET

The following table presents the changes in REO for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of the period	$473	$2,427	$360	$11,081
Additions from loan foreclosures	—	—	502	46
Additions from capitalized costs	—	—	—	54
Proceeds from dispositions of REO	(90)	(961)	(385)	(11,382)
Gain on sale of REO	8	30	74	1,953
Valuation adjustments in the period	(27)	—	(187)	(256)
Balance, end of the period	$364	$1,496	$364	$1,496

REO properties are recorded at the estimated fair value of the property, less expected selling costs, establishing a new cost basis.  Subsequently, REO properties are carried at the lower of the new cost basis or updated fair market values, based on updated appraisals of the underlying properties, as received.  Valuation allowances on the carrying value of REO may be recognized based on updated appraisals or on management’s authorization to reduce the selling price of a property. At September 30, 2018 and December 31, 2017, the Company had $46,000 and $0, respectively, of foreclosed one- to four-family residential real estate properties held as REO. The recorded investment in one- to four-family residential loans in the process of foreclosure was $901,000 at September 30, 2018 compared with $2.0 million at December 31, 2017.

Note 7:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At September 30, 2018, intangible assets are comprised of goodwill, CDI, and favorable leasehold intangibles (LHI) acquired in business combinations. Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination, and is not amortized but is reviewed at least annually for impairment. At December 31, 2017, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value.

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the nine months ended September 30, 2018 and the year ended December 31, 2017 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, December 31, 2016	$244,583	$29,701	$461	$274,745
Amortization	—	(6,247)	(184)	(6,431)
Other changes(1)	(1,924)	(1,076)	—	(3,000)
Balance, December 31, 2017	242,659	22,378	277	265,314
Amortization	—	(4,112)	(44)	(4,156)
Balance, September 30, 2018	$242,659	$18,266	$233	$261,158

(1) Goodwill and CDI were adjusted for the sale of the Utah branches in 2017.

The following table presents the estimated amortization expense with respect to CDI for the periods indicated (in thousands):

Estimated Amortization
Remainder of 2018	$1,348
2019	4,659
2020	3,976
2021	3,291
2022	2,511
Thereafter	2,481
$18,266

Mortgage Servicing Rights:  Mortgage servicing rights are reported in other assets. Mortgage servicing rights are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge, which is recognized in servicing fee income within mortgage banking operations on the consolidated statement of operations.   However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  During the three and nine months ended September 30, 2018 and 2017, the Company did not record any impairment charges or recoveries against mortgage servicing rights. The unpaid principal balance for loans which mortgage servicing rights have been recorded totaled $2.30 billion and $2.19 billion at September 30, 2018 and December 31, 2017, respectively.  Custodial accounts maintained in connection with this servicing totaled $24.2 million and $10.2 million at September 30, 2018 and December 31, 2017, respectively.

An analysis of our mortgage servicing rights for the three and nine months ended September 30, 2018 and 2017 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of the period	$14,521	$14,985	$14,738	$15,249
Additions—amounts capitalized	952	826	2,636	2,477
Additions—through purchase	47	—	92	—
Amortization (1)	(999)	(1,057)	(2,945)	(2,972)
Balance, end of the period (2)	$14,521	$14,754	$14,521	$14,754

(1)
Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income within mortgage banking operations and any unamortized balance is fully amortized if the loan repays in full.

(2)	There was no valuation allowance as of September 30, 2018 and 2017.

Note 8:  DEPOSITS

Deposits consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Non-interest-bearing accounts	$3,469,294	$3,265,544
Interest-bearing checking	1,034,678	971,137
Regular savings accounts	1,627,560	1,557,500
Money market accounts	1,373,618	1,422,313
Total interest-bearing transaction and saving accounts	4,035,856	3,950,950
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	1,026,984	813,997
Certificates of deposit greater than $250,000	153,690	152,940
Total certificates of deposit(1)	1,180,674	966,937
Total deposits	$8,685,824	$8,183,431
Included in total deposits:
Public fund transaction and savings accounts	$187,759	$198,719
Public fund interest-bearing certificates	25,367	23,685
Total public deposits	$213,126	$222,404
Total brokered deposits	$325,154	$57,228

(1)	Certificates of deposit include $0 and $11,000 of acquisition premiums at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, the Company had certificates of deposit of $157.7 million and $155.9 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificate accounts at September 30, 2018 are as follows (dollars in thousands):

	September 30, 2018
	Amount	Weighted Average Rate
Maturing in one year or less	$879,988	1.08%
Maturing after one year through two years	174,336	1.11
Maturing after two years through three years	97,508	1.45
Maturing after three years through four years	15,864	1.21
Maturing after four years through five years	10,676	1.54
Maturing after five years	2,302	1.07
Total certificates of deposit	$1,180,674	1.12%

Note 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2018 and December 31, 2017, whether or not measured at fair value in the Consolidated Statements of Financial Condition (dollars in thousands):

		September 30, 2018		December 31, 2017
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$248,661	$248,661	$261,200	$261,200
Securities—trading	2,3	25,764	25,764	22,318	22,318
Securities—available-for-sale	2	1,412,273	1,412,273	919,485	919,485
Securities—held-to-maturity	2	255,429	250,824	256,793	258,710
Securities—held-to-maturity	3	3,270	3,270	3,478	3,478
Loans held for sale	2	72,850	72,924	40,725	40,923
Loans receivable	3	7,822,519	7,693,348	7,598,884	7,445,990
FHLB stock	3	19,196	19,196	10,334	10,334
Bank-owned life insurance	1	163,265	163,265	162,668	162,668
Mortgage servicing rights	3	14,521	23,890	14,738	19,835
Equity securities	1	416	416	—	—
Derivatives:
Interest rate swaps	2	6,385	6,385	5,083	5,083
Interest rate lock and forward sales commitments	2	580	580	523	523
Liabilities:
Demand, interest checking and money market accounts	2	5,877,590	5,877,590	5,658,994	5,658,994
Regular savings	2	1,627,560	1,627,560	1,557,500	1,557,500
Certificates of deposit	2	1,180,674	1,164,982	966,937	947,517
FHLB advances	2	221,184	221,184	202	202
Other borrowings	2	98,979	98,979	95,860	95,860
Junior subordinated debentures	3	113,110	113,110	98,707	98,707
Derivatives:
Interest rate swaps	2	6,385	6,385	5,083	5,083
Interest rate lock and forward sales commitments	2	24	24	201	201

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Municipal bonds	$—	$100	$—	$100
Corporate bonds (Trust Preferred Securities)	—	—	25,664	25,664
	—	100	25,664	25,764
Securities—available-for-sale
U.S. Government and agency obligations	—	136,308	—	136,308
Municipal bonds	—	65,986	—	65,986
Corporate bonds	—	5,040	—	5,040
Mortgage-backed or related securities	—	1,182,518	—	1,182,518
Asset-backed securities	—	22,421	—	22,421
	—	1,412,273	—	1,412,273

Loans held for sale	—	67,128	—	67,128
Equity securities	—	416	—	416

Derivatives
Interest rate swaps	—	6,385	—	6,385
Interest rate lock and forward sales commitments	—	580	—	580
	$—	$1,486,882	$25,664	$1,512,546

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$113,110	$113,110
Derivatives
Interest rate swaps	—	6,385	—	6,385
Interest rate lock and forward sales commitments	—	24	—	24
	$—	$6,409	$113,110	$119,519

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Municipal bonds	$—	$100	$—	$100
Corporate bonds (Trust Preferred Securities)	—	—	22,058	22,058
Equity securities	—	160	—	160
	—	260	22,058	22,318
Securities—available-for-sale
U.S. Government and agency obligations	—	72,466	—	72,466
Municipal bonds	—	68,733	—	68,733
Corporate bonds	—	5,393	—	5,393
Mortgage-backed securities	—	739,557	—	739,557
Asset-backed securities	—	27,758	—	27,758
Equity securities	—	5,578	—	5,578
	—	919,485	—	919,485

Loans held for sale	—	32,392	—	32,392

Derivatives
Interest rate swaps	—	5,083	—	5,083
Interest rate lock and forward sales commitments	—	523	—	523
	$—	$957,743	$22,058	$979,801

Liabilities:
Junior subordinated debentures, net of unamortized deferred issuance costs	$—	$—	$98,707	$98,707
Derivatives
Interest rate swaps	—	5,083	—	5,083
Interest rate lock and forward sales commitments	—	201	—	201
	$—	$5,284	$98,707	$103,991

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2018 and December 31, 2017.  The factors used in the fair values estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3):

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for certain of the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and non-recurring basis at September 30, 2018 and December 31, 2017:

			Weighted Average Rate / Range
Financial Instruments	Valuation Techniques	Unobservable Inputs	September 30, 2018	December 31, 2017
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	6.40%	6.69%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.40%	6.69%
Impaired loans	Collateral Valuations	Discount to appraised value	8.5% to 20.0%	8.5% to 20.0%
REO	Appraisals	Discount to appraised value	63.9%	42.0%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of September 30, 2018, or the passage of time, will result in negative fair value adjustments. At September 30, 2018, the discount rate utilized was based on a credit spread of 400 basis points and three-month LIBOR of 240 basis points.

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$25,540	$112,774	$22,058	$98,707
Total gains or losses recognized
Assets gains	86	—	3,568	—
Liabilities losses(1)	—	336	—	14,403
Ending balance at September 30, 2018	$25,626	$113,110	$25,626	$113,110

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Level 3 Fair Value Inputs		Level 3 Fair Value Inputs
	TPS Securities	Borrowings—Junior Subordinated Debentures	TPS Securities	Borrowings— Junior Subordinated Debentures
Beginning balance	$21,568	$96,852	$21,143	$95,200
Total gains or losses recognized
Assets gains	107	—	532	—
Liabilities losses	—	428	—	2,080
Ending balance at September 30, 2017	$21,675	$97,280	$21,675	$97,280
(1) The change in fair value on the junior subordinated debentures in 2018 is recorded in other comprehensive income (loss).

The Company has elected to continue to recognize the interest income and dividends from the securities reclassified to fair value from securities available-for-sale as a component of interest income as was done in prior years when they were classified as available-for-sale.  Interest expense related to the junior subordinated debentures continues to be measured based on contractual interest rates and reported in interest expense.  The change in fair market value on TPS securities and on junior subordinated debentures prior to 2018 has been recorded as a component of non-interest income. Beginning in 2018, the change in fair value of the junior subordinated debentures, which represents changes in instrument specific credit risk, is recorded in other comprehensive income (loss).

Items Measured at Fair Value on a Non-recurring Basis:

The following tables present financial assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,488	$1,488
REO	—	—	364	364

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$6,535	$6,535
REO	—	—	360	360

The following table presents the losses resulting from non-recurring fair value adjustments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Impaired loans	$(102)	$(1,584)	$(431)	$(2,059)
REO	(27)	—	(187)	(256)
Total loss from non-recurring measurements	$(129)	$(1,584)	$(618)	$(2,315)

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

As of September 30, 2018, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which would materially affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the income tax expense. The Company files consolidated income tax returns in the U.S. federal jurisdiction and in the Oregon, California, Utah, Idaho and Montana state jurisdictions.

In December 2017, the federal government enacted the 2017 Tax Act, which among other provisions, reduced the federal marginal corporate income tax rate from 35% to 21%. As a result of the passage of the 2017 Tax Act, the Company recorded a $42.6 million charge in December 2017, for the revaluation of its net deferred tax to account for the future impact of the decrease in the corporate income tax rate and other provisions of the legislation. The charge was recorded as an increase to tax expense and reduction of the net deferred asset. The Company’s 2017 financial results reflected the income tax effects of the 2017 Tax Act for which the accounting was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. As a result, these amounts could be adjusted during the measurement period, which will end in December 2018.  The Company did not identify any items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. The $42.6 million charge recorded by the Company includes $4.2 million of provisional income tax expense related to Alternative Minimum Tax (AMT) credits that are limited under Section 383 of the Internal Revenue Code of 1986 (Code), which resulted in a reduction in the AMT deferred tax asset.  The utilization of the limited AMT credits under the refundable AMT credit law is uncertain and will require further analysis as guidance is released during 2018. No adjustment to the provisional amounts was recorded during the nine months ended September 30, 2018.

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

The following table presents the balances of the Company’s tax credit investments and related unfunded commitments at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Tax credit investments	$8,648	$7,311
Unfunded commitments—tax credit investments	4,361	4,417

The following table presents other information related to the Company's tax credit investments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Tax credits and other tax benefits recognized	$364	$285	$1,092	$855
Tax credit amortization expense included in provision for income taxes	288	199	863	597

Note 11:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$37,773	$25,077	$98,987	$74,324

Basic weighted average shares outstanding	32,256,789	32,982,532	32,300,688	32,966,214
Plus unvested restricted stock	119,834	96,567	105,726	94,958
Diluted weighted shares outstanding	32,376,623	33,079,099	32,406,414	33,061,172
Earnings per common share
Basic	$1.17	$0.76	$3.06	$2.25
Diluted	$1.17	$0.76	$3.05	$2.25

As of September 30, 2018, warrants expiring on November 21, 2018 to purchase up to $18.6 million (243,998 shares, post reverse-split) of common stock were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of common shares.

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

As of September 30, 2018, the Company had granted 269,863 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 261,638 shares had vested and 8,225 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of September 30, 2018, 340,163 restricted stock shares and 184,197 restricted stock units have been granted under the 2014 Plan of which 170,769 restricted stock shares and 34,975 restricted stock units have vested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of September 30, 2018, no shares have been granted under the 2018 Plan.

The expense associated with all restricted stock grants (including restricted stock shares and restricted stock units) was $1.6 million and $4.8 million for the three and nine month periods ended September 30, 2018 and $1.6 million and $4.2 million for the three and nine month periods ended September 30, 2017, respectively. Unrecognized compensation expense for these awards as of September 30, 2018 was $10.9 million and will be amortized over the next 31 months.

Note 13:  COMMITMENTS AND CONTINGENCIES

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	September 30, 2018	December 31, 2017
Commitments to extend credit	$2,650,671	$2,300,593
Standby letters of credit and financial guarantees	15,129	14,579
Commitments to originate loans	61,465	56,030
Risk participation agreement	4,108	11,451

Derivatives also included in Note 14:
Commitments to originate loans held for sale	58,308	48,091
Commitments to sell loans secured by one- to four-family residential properties	25,802	17,837
Commitments to sell securities related to mortgage banking activities	103,100	57,000

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $2.4 million at both September 30, 2018 and December 31, 2017.

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Company then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans required a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Company. These lock extension costs have not had a material impact to our operations. The Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during the three and nine months ended September 30, 2018 or September 30, 2017. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract.

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at September 30, 2018.

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

As of September 30, 2018 and December 31, 2017, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$4,070	$257	$4,350	$447	$4,070	$257	$4,350	$447

(1)	Included in Loans receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

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

As of September 30, 2018 and December 31, 2017, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$280,872	$6,128	$285,047	$4,636	$280,872	$6,128	$285,047	$4,636
Mortgage loan commitments	39,104	212	29,739	225	24,926	24	13,763	153
Forward sales contracts	128,902	368	43,069	298	—	—	47,000	48
	$448,878	$6,708	$357,855	$5,159	$305,798	$6,152	$345,810	$4,837

(1)
Included in Other assets on the Consolidated Statements of Financial Condition, with the exception of certain interest swaps and mortgage loan commitments (with a fair value of $420,000 at September 30, 2018 and $499,000 at December 31, 2017), which are included in Loans receivable.

(2)	Included in Other liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on derivatives not designated in hedge relationships for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Location on Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Mortgage loan commitments	Mortgage banking operations	$(177)	$50	$(13)	$235
Forward sales contracts	Mortgage banking operations	325	(398)	594	(654)
		$148	$(348)	$581	$(419)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at September 30, 2018 or December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value. As of September 30, 2018 and December 31, 2017, the termination value of derivatives in a net liability position related to these agreements was $345,000 and $3.7 million, respectively. The Company generally posts collateral against derivative liabilities in the form of cash, government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $16.0 million and $16.9 million as of September 30, 2018 and December 31, 2017, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following tables illustrate the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's Consolidated Statements of Financial Condition as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$6,385	$—	$6,385	$—	$—	$6,385
	$6,385	$—	$6,385	$—	$—	$6,385

Derivative liabilities
Interest rate swaps	$6,385	$—	$6,385	$—	$(295)	$6,090
	$6,385	$—	$6,385	$—	$(295)	$6,090

	December 31, 2017
				Gross Amounts of Financial Instruments Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$5,083	$—	$5,083	$(656)	$—	$4,427
	$5,083	$—	$5,083	$(656)	$—	$4,427

Derivative liabilities
Interest rate swaps	$5,083	$—	$5,083	$(656)	$(3,467)	$960
	$5,083	$—	$5,083	$(656)	$(3,467)	$960

NOTE 15: REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue:

Deposit fees and other service charges for the three and nine months ended September 30, 2018 and 2017 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Deposit service charges	$4,501	$4,296	$13,348	$12,589
Debit and credit interchange fees	8,146	7,301	23,337	21,027
Debit and credit card expense	(2,166)	(1,956)	(6,069)	(5,481)
Merchant services income	5,347	2,771	7,747	7,511
Merchant services expenses	(4,544)	(2,258)	(5,899)	(6,128)
Other service charges	971	904	3,071	3,093
Total deposit fees and other service charges	$12,255	$11,058	$35,535	$32,611

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington which owns two subsidiary banks, Banner Bank and Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2018, its 168 branch offices and 15 loan production offices located in Washington, Oregon, California, Utah and Idaho.  On October 9, 2017, Banner Bank announced that it had completed the sale of its seven Utah branches and related operations. Islanders Bank is a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (the FDIC).  As of September 30, 2018, we had total consolidated assets of $10.51 billion, total loans of $7.82 billion, total deposits of $8.69 billion and total shareholders’ equity of $1.27 billion.

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

Banner Corporation's successful execution of its super community bank model and strategic initiatives have delivered sustainable profitability . We continue to execute on our goal to maintain the Company's moderate risk profile. Highlights of this success have included exemplary asset quality, client acquisition and account growth, which have resulted in increased non-interest-bearing deposit balances and strong revenue generation from core operations.

For the quarter ended September 30, 2018, our net income was $37.8 million, or $1.17 per diluted share, compared to net income of $25.1 million, or $0.76 per diluted share, for the quarter ended September 30, 2017. The current quarter was positively impacted by growth in interest-earning assets and improved net interest margin coupled with lower core non-interest expense.

Highlights for the current quarter included additional client acquisition, solid asset quality, strong revenues and improved operating efficiency. Compared to the same quarter a year ago, we had a significant increase in net interest income, reflecting the organic growth of the Company and an improved yield on interest-earning assets.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income increased $8.9 million, or 9%, to $109.1 million for the quarter ended September 30, 2018, compared to $100.2 million for the same quarter one year earlier. This increase in net interest income reflects the organic growth in interest-earning assets and improved net interest margin.

Our net income also is affected by the level of our non-interest income, including deposit fees and other service charges, results of mortgage banking operations, which includes loan origination and servicing fees and gains and losses on the sale of loans, and gains and losses on the sale of securities, as well as our non-interest expenses and provisions for loan losses and income taxes. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value.

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the third quarter of 2018 increased $11.2 million, or 9%, to $129.5 million, compared to $118.3 million for the same period a year earlier, largely as a result of increased net interest income.  Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities and changes in the value of financial instruments carried at fair value, was $20.4 million for the quarter ended September 30, 2018, compared to $18.1 million for the quarter ended September 30, 2017.

Our non-interest expense increased in the third quarter of 2018 compared to a year earlier largely as a result of $1.0 million of acquisition-related expenses for the current quarter. Non-interest expense was $81.6 million for the quarter ended September 30, 2018, compared to $80.3 million for the same quarter a year earlier.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded a $2.0 million provision for loan losses in the quarter ended September 30, 2018, the same amount recorded in the third quarter a year ago. The current quarter provision for loans losses was primarily as a result of the origination of new loans, the renewal of acquired loans out of the discounted acquired loan portfolio and net charge-offs. The allowance for loan losses at September 30, 2018 was $95.3 million, representing 603% of non-performing loans. Non-performing loans were $15.8 million at September 30, 2018, compared to $27.0 million at December 31, 2017 and $30.1 million a year earlier. (See Note 4, Loans Receivable and the Allowance for Loan Losses, as well as “Asset Quality” below in this Form 10-Q.)

Through the fourth quarter of 2017 our strategy was to maintain assets below $10.0 billion at December 31, 2017. Remaining below $10.0 billion in assets through the year-end had the beneficial effect of delaying the adverse impact on our future operating results from the Durbin Amendment cap on interchange fees. Beginning in early 2018, we funded additional investment securities purchases and other interest-earning assets with deposits and borrowings to leverage our capital, resulting in a $751.1 million increase in total assets during the first nine months of 2018, further enhancing our revenue growth. Based on current debit card transaction volumes, Banner anticipates that the Durbin Amendment will have a $13 million annualized negative impact on pre-tax revenues commencing in July 2019.

*Non-GAAP financial measures: Net income, revenues and other earnings and expense information excluding fair value adjustments, OTTI losses or recoveries, gains or losses on the sale of securities, acquisition-related costs, amortization of CDI, REO gain (loss) and state/municipal business and use taxes are non-GAAP financial measures.  Management has presented these and other non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE FROM CORE OPERATIONS:
Net interest income	$109,078	$100,210	$313,514	$294,770
Total non-interest income	20,411	18,081	62,990	57,525
Total GAAP revenue	129,489	118,291	376,504	352,295
Exclude net gain on sale of securities	—	(270)	(48)	(230)
Exclude change in valuation of financial instruments carried at fair value	(45)	493	(3,577)	1,831
Revenue from core operations (non-GAAP)	$129,444	$118,514	$372,879	$353,896

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
EARNINGS FROM CORE OPERATIONS:
Net income (GAAP)	$37,773	$25,077	$98,987	$74,324
Exclude net gain on sale of securities	—	(270)	(48)	(230)
Exclude change in valuation of financial instruments carried at fair value	(45)	493	(3,577)	1,831
Exclude acquisition related costs	1,005	—	1,005	—
Exclude related tax (expense) benefit	(126)	(80)	733	(576)
Total earnings from core operations (non-GAAP)	$38,607	$25,220	$97,100	$75,349
Diluted earnings per share (GAAP)	$1.17	$0.76	$3.05	$2.25
Diluted core earnings per share (non-GAAP)	$1.19	$0.76	$3.00	$2.28

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
ADJUSTED EFFICIENCY RATIO
Non-interest expense (GAAP)	$81,632	$80,331	$245,975	$236,469
Exclude acquisition-related costs	(1,005)	—	(1,005)	—
Exclude CDI amortization	(1,348)	(1,542)	(4,112)	(4,790)
Exclude Business and Occupancy (B&O) tax expense	(902)	(780)	(2,430)	(1,857)
Exclude REO (loss) gain	(433)	(240)	(553)	1,089
Adjusted non-interest expense (non-GAAP)	$77,944	$77,769	$237,875	$230,911

Net interest income (GAAP)	$109,078	$100,210	$313,514	$294,770
Non-interest income (GAAP)	20,411	18,081	62,990	57,525
Total revenue	129,489	118,291	376,504	352,295
Exclude net gain on sale of securities	—	(270)	(48)	(230)
Exclude net change in valuation of financial instruments carried at fair value	(45)	493	(3,577)	1,831
Adjusted revenue (non-GAAP)	$129,444	$118,514	$372,879	$353,896

Efficiency ratio (GAAP)	63.04%	67.91%	65.33%	67.12%
Adjusted efficiency ratio (non-GAAP)	60.21%	65.62%	63.79%	65.25%

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

TANGIBLE COMMON SHAREHOLDERS' EQUITY TO TANGIBLE ASSETS
	September 30, 2018	December 31, 2017	September 30, 2017
Shareholders’ equity (GAAP)	$1,272,198	$1,272,626	$1,327,011
Exclude goodwill and other intangible assets, net	261,158	265,314	269,802
Tangible common shareholders’ equity (non-GAAP)	$1,011,040	$1,007,312	$1,057,209
Total assets (GAAP)	$10,514,303	$9,763,209	$10,443,086
Exclude goodwill and other intangible assets, net	261,158	265,314	269,802
Total tangible assets (non-GAAP)	$10,253,145	$9,497,895	$10,173,284
Common shareholders’ equity to total assets (GAAP)	12.10%	13.03%	12.71%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	9.86%	10.61%	10.39%

TANGIBLE COMMON SHAREHOLDERS' EQUITY PER SHARE
Tangible common shareholders' equity (non-GAAP)	$1,011,040	$1,007,312	$1,057,209
Common shares outstanding at end of period	32,402,757	32,726,485	33,254,784
Common shareholders' equity (book value) per share (GAAP)	$39.26	$38.89	$39.90
Tangible common shareholders' equity (tangible book value) per share (non-GAAP)	$31.20	$30.78	$31.79

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

Provision and Allowance for Loan Losses: (Note 5) The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. The provision for loan losses reflects the amount required to maintain the allowance loan for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  Among the material estimates required to establish the allowance for loan losses are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. We increase our allowance for loan losses by charging provisions for probable loan losses against our income.

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

Acquired Loans: (Note 5) Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Establishing the fair value of acquired loan involves a significant amount of judgment, including determining the credit discount. The credit discount is based upon historical data adjusted for current economic conditions and other factors. If any of these assumptions are inaccurate actual credit losses could vary significantly from the credit discount used to calculate the fair value of the acquired loans. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired (PCI) loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. Any subsequent deterioration in credit quality is recognized by recording a provision for loan losses.

Goodwill: (Note 7) Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the fair value exceeds the carry amount then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings.

Other Intangible Assets: (Note 7) Other intangible assets consists primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  The determination of the estimated useful life of the core deposit intangible involves judgment by management. The actual life of the core deposit intangible could vary significantly from the estimated life. These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Other intangibles also include favorable leasehold intangibles (LHI). LHI represents the value assigned to leases assumed in an acquisition in which the lease terms are favorable compared to a market lease at the date of acquisition. LHI is amortized over the underlying lease term and is reviewed at least annually for events or circumstances that could impair the value.

Mortgage Servicing Rights: (Note 7) Mortgage servicing rights (MSRs) are recognized as separate assets when rights are acquired through purchase or through sale of loans.  Generally, purchased MSRs are capitalized at the cost to acquire the rights.  For sales of mortgage loans, the value of the MSR is estimated and capitalized.  Fair value is based on market prices for comparable mortgage servicing contracts.  The fair value of the MSRs includes an estimate of the life of the underlying loans which is affected by estimated prepayment speeds. The estimate of prepayment speeds is based on current market conditions. Actual market conditions could vary significantly from current conditions which could result in the estimated life of the underlying loans being different which would change the fair value of the MSR. Capitalized MSRs are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Income Taxes and Deferred Taxes: (Note 10)  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon, California, Utah, Idaho and Montana.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. A valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized. The evaluation pertaining to the tax expense and related deferred tax asset and liability balances involves a high degree of judgment and subjectivity around the measurement and resolution of these matters. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

In December 2017, the federal government enacted the Tax Cuts and Jobs Act (2017 Tax Act), which among other provisions, reduced the federal marginal corporate income tax rate from 35% to 21%. As a result of the passage of the 2017 Tax Act, the Company recorded a $42.6 million charge for the revaluation of its net deferred tax to account for the future impact of the decrease in the corporate income tax rate and other provisions of the legislation. The charge was recorded as an increase to tax expense and reduction of the net deferred asset. The Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. As a result, these amounts could be adjusted during the measurement period, which will end in December 2018.  The Company did not identify any items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. The $42.6 million charge recorded by the Company includes $4.2 million of provisional income tax expense related to Alternative Minimum Tax (AMT) credits that are limited under Internal Revenue Code of 1986 Section 383, which resulted in a reduction in the AMT deferred tax asset.  The utilization of the limited AMT credits under the refundable AMT credit law is uncertain and will require further analysis as guidance is released during 2018. No adjustment to the provisional amounts was recorded during the nine months ended September 30, 2018.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

General:  Total assets increased $751.1 million, to $10.51 billion at September 30, 2018, from $9.76 billion at December 31, 2017. The increase in total assets reflects the re-leveraging of the balance sheet following our strategy to maintain total assets below $10.0 billion through December 31, 2017. The increase was largely the result of increases in securities and loans receivable which were primarily funded by increases in deposits and, to a lesser extent, FHLB advances.

Loans and lending: Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. We offer a wide range of loan products to meet the demands of our customers. Our lending activities are primarily directed toward the origination of real estate and commercial loans. Portfolio loans increased $223.6 million during the nine months ended September 30, 2018, primarily reflecting increased construction and commercial business loan balances. At September 30, 2018, our loan portfolio totaled $7.82 billion compared to $7.60 billion at December 31, 2017 and $7.77 billion at September 30, 2017. The growth over the year ago period includes the impact of the sale during the fourth quarter of 2017 of the Utah branches, which included the sale of $253.8 million of loans.

The following table sets forth the composition of the Company's loans receivable by type of loan as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2018	Dec 31, 2017	Sep 30, 2017	Prior Yr End	Prior Year
Commercial real estate:
Owner occupied	$1,271,363	$1,284,363	$1,369,130	(1.0)%	(7.1)%
Investment properties	1,943,793	1,937,423	1,993,144	0.3	(2.5)
Multifamily real estate	309,809	314,188	311,706	(1.4)	(0.6)
Commercial construction	154,071	148,435	157,041	3.8	(1.9)
Multifamily construction	172,433	154,662	136,532	11.5	26.3
One- to four-family construction	498,549	415,327	399,361	20.0	24.8
Land and land development:
Residential	171,610	164,516	158,384	4.3	8.4
Commercial	22,382	24,583	27,095	(9.0)	(17.4)
Commercial business	1,358,149	1,279,894	1,311,409	6.1	3.6
Agricultural business including secured by farmland	359,966	338,388	339,932	6.4	5.9
One- to four-family real estate	849,928	848,289	869,556	0.2	(2.3)
Consumer:
Consumer secured by one- to four-family real estate	539,143	522,931	535,300	3.1	0.7
Consumer-other	171,323	165,885	165,859	3.3	3.3
Total loans receivable	$7,822,519	$7,598,884	$7,774,449	2.9%	0.6%

Our commercial real estate loans for both owner-occupied and investment properties totaled $3.22 billion, or 41% of our loan portfolio at September 30, 2018. In addition, multifamily residential real estate loans totaled $309.8 million and comprised 4% of our loan portfolio. Commercial real estate loans decreased by $6.6 million during the first nine months of 2018 and multifamily real estate loans decreased by $4.4 million. Although multifamily real estate loans remain a modest portion of our loan portfolio, originations and sales of multifamily real estate loans have made a significant contribution to our mortgage banking revenue.

We also originate commercial and residential construction, land and land development loans, which totaled $1.02 billion, or 13% of our loan portfolio at September 30, 2018. Our residential construction loans are a significant component of construction lending. We continue to see demand for residential construction loans in many markets where we operate. We also originate residential construction loans for owner occupants, although construction balances for these loans are modest as the loans convert to one- to four-family real estate loans upon completion of the homes and are often sold in the secondary market. Residential construction, land and land development balances increased $90.3 million, or 16%, to $670.2 million at September 30, 2018 compared to $579.8 million at December 31, 2017 and increased $112.4 million, or 20%, compared to $557.7 million at September 30, 2017. Residential construction, residential land and land development loans represented approximately 9% of our total loan portfolio at September 30, 2018.

Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In recent years, our commercial business lending has also included participation in certain syndicated loans, including shared national credits, which totaled $125.4 million at September 30, 2018. Our commercial and agricultural business loans increased $99.8 million, or 6%, to $1.72 billion at September 30, 2018, compared to $1.62 billion at December 31, 2017, and increased $66.8 million, or 4%, compared to $1.65 billion at September 30, 2017. The increase in the current quarter primarily reflects growth in both commercial business loans and seasonal increases in agricultural loan balances. Commercial and agricultural business loans represented approximately 22% of our portfolio at September 30, 2018.

Our one- to four-family real estate loan originations have been relatively strong, despite the increases in interest rates during the current year. We are active originators of one- to four-family real estate loans in most communities where we have established offices in Washington, Oregon, California and Idaho. Most of the one- to four-family real estate loans that we originate are sold in secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. At September 30, 2018, our outstanding balances of one- to four-family real estate loans retained in our portfolio increased $1.6 million, to $849.9 million, compared to $848.3 million at December 31, 2017, and decreased $19.6 million, or 2%, compared to $869.6 million at September 30, 2017. One- to four-family real estate loans represented 11% of our loan portfolio at September 30, 2018.

Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. At September 30, 2018, consumer loans, including consumer loans secured by one- to four-family residences, increased $21.7 million to $710.5 million, compared to $688.8 million at December 31, 2017, and increased $9.3 million compared to $701.2 million at September 30, 2017.

The following table shows loan origination (excluding loans held for sale) activity for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Nine months ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Commercial real estate	$142,393	$106,834	$363,899	$432,512
Multifamily real estate	2,215	47,691	9,040	71,376
Construction and land	370,484	304,923	1,062,834	912,813
Commercial business	303,472	176,778	632,368	499,075
Agricultural business	36,747	17,010	104,801	80,239
One-to four- family residential	51,459	123,590	95,810	180,017
Consumer	74,339	95,501	259,161	280,303
Total loan originations (excluding loans held for sale)	$981,109	$872,327	$2,527,913	$2,456,335

Loans held for sale increased to $72.9 million at September 30, 2018, compared to $40.7 million at December 31, 2017, as production of multifamily held-for-sale loans exceeded the sales of multifamily held-for-sale loans during the first nine months of 2018. Origination of loans held for sale increased to $637.7 million for the nine months ended September 30, 2018 compared to $626.7 million for the same period last year. Loans held for sale were $71.9 million at September 30, 2017. Loans held for sale at September 30, 2018 included $39.2 million of multifamily loans and $33.6 million of one- to four-family loans.

The following table presents loans by geographic concentration at September 30, 2018, December 31, 2017 and September 30, 2017 (dollars in thousands):

	Sep 30, 2018		Dec 31, 2017	Sep 30, 2017	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Yr End	Prior Yr Qtr
Washington	$3,640,209	46.5%	$3,508,542	$3,515,881	3.8%	3.5%
Oregon	1,628,703	20.9	1,590,233	1,561,723	2.4	4.3
California	1,496,817	19.1	1,415,076	1,381,572	5.8	8.3
Idaho	504,297	6.4	492,603	495,041	2.4	1.9
Utah	63,053	0.8	73,382	304,740	(14.1)	(79.3)
Other	489,440	6.3	519,048	515,492	(5.7)	(5.1)
Total loans receivable	$7,822,519	100.0%	$7,598,884	$7,774,449	2.9%	0.6%

Investment Securities: Our total investment in securities increased $494.7 million to $1.70 billion at September 30, 2018 from December 31, 2017. Security purchases during the nine-month period exceeded sales, paydowns and maturities reflecting the Company's re-leveraged balance sheet following the previously announced strategy to remain below $10 billion in assets through December 31, 2017. Purchases were primarily in mortgage-backed or related securities issued by government-sponsored entities. The average effective duration of Banner's securities portfolio was approximately 4.2 years at September 30, 2018. Net fair value adjustments to the portfolio of securities held for trading, which were included in net income, were an increase of $3.5 million in the nine months ended September 30, 2018. In addition, fair value adjustments for securities designated as available-for-sale reflected a decrease of $33.1 million for the nine months ended September 30, 2018, which was included net of the associated tax expense of $7.9 million as a component of other comprehensive income and largely occurred as a result of increased market interest rates. (See Note 4 of the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.)

Deposits: Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits and we generally attract deposits within our primary market areas. Increasing core deposits (non-interest-bearing and interest-bearing transaction and savings accounts) is a fundamental element of our business strategy. Much of the focus of our branch strategy and current marketing efforts have been directed toward attracting additional deposit customer relationships and balances.  This effort has been particularly directed towards emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts. The long-term success of our deposit gathering activities is reflected not only in the growth of core deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to prior periods.

The following table sets forth the Company's deposits by type of deposit account as of the dates indicated (dollars in thousands):

				Percentage Change
	Sep 30, 2018	Dec 31, 2017	Sep 30, 2017	Prior Yr End	Prior Year Qtr
Non-interest-bearing	$3,469,294	$3,265,544	$3,379,841	6.2%	2.6%
Interest-bearing checking	1,034,678	971,137	955,486	6.5	8.3
Regular savings accounts	1,627,560	1,557,500	1,577,292	4.5	3.2
Money market accounts	1,373,618	1,422,313	1,525,657	(3.4)	(10.0)
Interest-bearing transaction & savings accounts	4,035,856	3,950,950	4,058,435	2.1	(0.6)
Total core deposits	7,505,150	7,216,494	7,438,276	4.0	0.9
Interest-bearing certificates	1,180,674	966,937	1,100,574	22.1	7.3
Total deposits	$8,685,824	$8,183,431	$8,538,850	6.1%	1.7%

Total deposits were $8.69 billion at September 30, 2018, compared to $8.18 billion at December 31, 2017 and $8.54 billion a year ago. The $502.4 million increase in total deposits compared to December 31, 2017 reflects meaningful organic growth in the total balances and number of client relationships, as well as a $268.0 million increase in brokered deposits from December 31, 2017, partially offset by the sale of $20.4 million of Poulsbo Branch deposits during the second quarter of 2018. The modest growth over the year ago period reflects the sale during the fourth quarter of 2017 of the Utah branches which included $160.3 million of deposits. Non-interest-bearing account balances increased 6% to $3.47 billion at September 30, 2018, compared to $3.27 billion at December 31, 2017, and increased 3% compared to $3.38 billion a year ago. Interest-bearing transaction and savings accounts increased 2% to $4.04 billion at September 30, 2018, compared to $3.95 billion at December 31, 2017, and decreased modestly compared to $4.06 billion a year ago. Certificates of deposit increased 22% to $1.18 billion at September 30, 2018, compared to $966.9 million at December 31, 2017 and increased modestly compared to $1.10 billion a year ago. Brokered deposits totaled $325.2 million at September 30, 2018, compared to $57.2 million at December 31, 2017 and $171.7 million a year ago. Brokered deposits increased during 2018 in connection with our leveraging strategy as higher yielding investment securities were purchased. Core deposits represented 86% of total deposits at September 30, 2018, compared to 88% of total deposits at December 31, 2017.

The following table presents deposits by geographic concentration at September 30, 2018, December 31, 2017 and September 30, 2017 (dollars in thousands):

	Sep 30, 2018		Dec 31, 2017	Sep 30, 2017	Percentage Change
	Amount	Percentage	Amount	Amount	Prior Yr End	Prior Yr Qtr
Washington	$4,849,807	55.8%	$4,506,249	$4,654,406	7.6%	4.2%
Oregon	1,916,183	22.1	1,797,147	1,811,459	6.6	5.8
California	1,462,417	16.8	1,432,819	1,442,727	2.1	1.4
Idaho	457,417	5.3	447,216	465,104	2.3	(1.7)
Utah	—	—	—	165,154	nm	nm
Total deposits	$8,685,824	100.0%	$8,183,431	$8,538,850	6.1%	1.7%

Borrowings: FHLB advances increased to $221.2 million at September 30, 2018 from $202,000 at December 31, 2017 as FHLB advances were used to fund a portion of the growth in the securities and loan portfolios. Other borrowings, consisting of retail repurchase agreements primarily related to customer cash management accounts, increased $3.1 million, or 3%, to $99.0 million at September 30, 2018, compared to $95.9 million at December 31, 2017. No additional junior subordinated debentures were issued or matured during the nine months ended September 30, 2018; however, the estimated fair value of these instruments increased by $14.4 million, reflecting a decrease in the market spread partially offset by an increase in LIBOR. Junior subordinated debentures totaled $113.1 million at September 30, 2018 compared to $98.7 million at December 31, 2017.

Shareholders' Equity: Total shareholders' equity decreased $428,000 to $1.27 billion at September 30, 2018 compared to $1.27 billion at December 31, 2017. The decrease in equity primarily reflects the repurchase of $15.4 million of common stock, a $36.2 million reduction in accumulated other comprehensive income representing unrealized losses on securities available-for-sale as well as increased fair value on junior subordinated debentures, both net of tax, and the accrual of $51.4 million of cash dividends to common shareholders. These decreases were partially offset by the year-to-date net income of $99.0 million. During the nine months ended September 30, 2018, Banner repurchased 269,711 shares of common stock as part of the publicly announced repurchase authorization, 34,072 shares of restricted stock were forfeited and 24,597 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants. (See Part II, Item 2,

"Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q.) Tangible common shareholders' equity, which excludes intangible assets, increased $3.7 million to $1.01 billion, or 9.86% of tangible assets at September 30, 2018, compared to $1.01 billion, or 10.61% of tangible assets at December 31, 2017.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

For the quarter ended September 30, 2018, our net income was $37.8 million, or $1.17 per diluted share. This compares to net income of $25.1 million, or $0.76 per diluted share, for the quarter ended September 30, 2017. For the nine months ended September 30, 2018 our net income was $99.0 million, or $3.05 per diluted share, compared to net income of $74.3 million, or $2.25 per diluted share for the same period a year earlier. Our net income for the quarter and nine months ended September 30, 2018 was positively impacted by growth in interest-earning assets, increased net interest margin and lower corporate income tax rates. Net income for the nine months ended September 30, 2018 also was positively impacted by the changes in investment securities carried at fair value.

Growth in average interest-earning assets, coupled with a higher net interest margin, produced increased net interest income. This resulted in increases in revenues in the third quarter and nine months ended September 30, 2018 compared to the same periods a year earlier. Credit costs remained low in both periods, while non-interest expenses increased compared to a year ago. Net income for the current year was strong, representing further progress on our strategic priorities and initiatives, and produced an annualized return on average assets of 1.43% for the current quarter and 1.28% for the nine months ended September 30, 2018.

Our earnings from core operations, which excludes net gains or losses on sales of securities, changes in the valuation of financial instruments carried at fair value, acquisition-related costs and related tax expenses or benefits, were $38.6 million, or $1.19 per diluted share, for the quarter ended September 30, 2018, compared to $25.2 million, or $0.76 per diluted share, for the quarter ended September 30, 2017. For the nine months ended September 30, 2018, our earnings from core operations were $97.1 million, or $3.00 per diluted share, compared with $75.3 million, or $2.28 per diluted share, for the same period a year earlier.

Net Interest Income. Net interest income increased by $8.9 million, or 9%, to $109.1 million for the quarter ended September 30, 2018, compared to $100.2 million for the same quarter one year earlier, as an increase of $236.7 million in the average balance of interest-earning assets produced strong growth for this key source of revenue. Net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans received in the acquisitions, which is accreted into loan interest income. The net interest margin of 4.48% for the quarter ended September 30, 2018 was enhanced by 12 basis points as a result of acquisition accounting adjustments. This compares to net interest margin of 4.22% for the quarter ended September 30, 2017, which included 10 basis points from acquisition accounting adjustments. The increase in net interest margin compared to a year earlier primarily reflects higher average loan and security yields partially offset by an increase in the costs of interest-bearing liabilities.

Net interest income for the nine months ended September 30, 2018 increased by $18.7 million, or 6%, to $313.5 million compared to $294.8 million for the same period one year earlier, as a result of a $268.8 million increase in average interest-earning assets and an enhanced net interest margin. The net interest margin increased to 4.41% for the nine months ended September 30, 2018 compared to 4.27% for the same period in the prior year. The net interest margin for the nine months ended September 30, 2018 included nine basis points of accretion acquisition accounting adjustments, compared to 12 basis points from the acquisition accounting adjustments for the same period a year ago.

Interest Income. Interest income for the quarter ended September 30, 2018 was $117.6 million, compared to $105.3 million for the same quarter in the prior year, an increase of $12.4 million, or 12%.  The increase in interest income occurred as a result of increases in both the average balances and yields on loans and mortgage-backed securities. The average balance of interest-earning assets was $9.66 billion for the quarter ended September 30, 2018, compared to $9.42 billion for the same period a year earlier. The average yield on interest-earning assets was 4.83% for quarter ended September 30, 2018, compared to 4.43% for the same quarter one year earlier. The increase in yield between periods reflects a 43 basis point increase in the average yield on loans as well as a 40 basis point increase in the average yield on investment securities. Average loans receivable for the quarter ended September 30, 2018 increased $93.9 million, or 1%, to $7.84 billion, compared to $7.75 billion for the same quarter in the prior year. Interest income on loans increased by $9.6 million, or 10%, to $104.9 million for the current quarter from $95.2 million for the quarter ended September 30, 2017, reflecting the impact of the previously mentioned increases in average loan balances and yields.  The increase in average loan yields reflects the impact of higher Prime and LIBOR rates over the last year. The acquisition accounting loan discount accretion and the related balance sheet impact added 15 basis points to the current quarter loan yield, compared to 12 basis points for the same quarter one year earlier.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock (total investment securities or combined portfolio) increased to $1.81 billion for the quarter ended September 30, 2018 (excluding the effect of fair value adjustments), compared to $1.67 billion for the quarter ended September 30, 2017; and the interest and dividend income from those investments increased by $2.7 million compared to the same quarter in the prior year. The average yield on the combined portfolio increased to 2.79% for the quarter ended September 30, 2018, from 2.39% for the same quarter one year earlier due higher yields on the securities purchased during 2018 compared to the existing portfolio.

Interest income for the nine months ended September 30, 2018 was $334.9 million, compared to $308.8 million for the same period in the prior year, an increase of $26.1 million, or 8%. As with the quarterly results, the year-to-date results reflect a $268.8 million, or 3%, increase in the average balance of interest-earning assets as well as a 24 basis point increase in the average yield on interest-earning assets.

Interest Expense. Interest expense for the quarter ended September 30, 2018 was $8.6 million, compared to $5.1 million for the same quarter in the prior year. The interest expense increase between periods reflects a $185.1 million, or 2%, increase in the average balance of funding liabilities and an 14 basis point increase in the average cost of all funding liabilities.

Interest expense for the nine months ended September 30, 2018 was $21.4 million, compared to $14.0 million for the same period in the prior year. As with the quarterly results, the nine month results reflect a $212.5 million, or 2%, increase in the average balance of funding liabilities and an 11 basis point increase in the average cost of all funding liabilities.

Deposit interest expense increased $2.3 million, or 73%, to $5.5 million for the quarter ended September 30, 2018, compared to $3.2 million for the same quarter in the prior year, primarily as a result of increases in the cost of interest-bearing deposits. Average deposit balances increased to $8.60 billion for the quarter ended September 30, 2018, from $8.49 billion for the quarter ended September 30, 2017, while the average rate paid on deposit balances increased to 0.25% in the third quarter of 2018 from 0.15% for the quarter ended September 30, 2017, reflecting primarily the increase in the cost of certificates of deposits as well as increases in the costs of money market and savings accounts partially offset by the increase in non-interest-bearing deposits. The cost of interest-bearing deposits increased by 18 basis points to 0.42% for the quarter ended September 30, 2018 compared to 0.24% in the same quarter a year earlier. Deposit interest expense increased $4.0 million, or 43%, to $13.1 million for the nine months ended September 30, 2018, compared to $9.2 million for the same period in the prior year. Average deposit balances increased to $8.48 billion for the nine months ended September 30, 2018, from $8.36 billion for the nine months ended September 30, 2017, while the average rate paid on deposits increased to 0.21% in the nine months ended September 30, 2018 from 0.15% in the nine months ended September 30, 2017. The cost of interest-bearing deposits increased by 10 basis points to 0.34% for the nine months ended September 30, 2018 compared to 0.24% in the same period a year earlier. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates, although the increase in short-term rates following the changes in the Fed Funds target rate over the last year contributed to the increase in the cost of interest-bearing deposits between the periods.

Average total borrowings were $501.0 million for the quarter ended September 30, 2018, compared to $422.1 million for the same quarter one year earlier and the average rate paid on total borrowings for the quarter ended September 30, 2018 increased to 2.42% from 1.77% for the same quarter one year earlier. The increase in the average total borrowings balance from the quarter ended September 30, 2018 from the same period a year earlier was primarily due to an $84.3 million increase in average FHLB advances. Interest expense on total borrowings increased to $3.1 million for the quarter ended September 30, 2018 from $1.9 million for the quarter ended September 30, 2017. Interest expense on total borrowings increased to $8.2 million for the nine months ended September 30, 2018 from $4.9 million for the nine months ended September 30, 2017. Average borrowings were $480.2 million for the nine months ended September 30, 2018, compared to $387.2 million for the same period a year earlier, while the average rate paid on borrowings for the nine months ended September 30, 2018 increased to 2.29% from 1.68% for the same period in 2017. The increase in the average balance was due to a $101.0 million increase in average FHLB advances, slightly offset by an $8.0 million decrease in average other borrowings, reflecting our funding a larger portion of the balance sheet with FHLB advances.

Analysis of Net Interest Spread. The following tables present for the periods indicated our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities with additional comparative data on our operating performance (dollars in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$72,249	$895	4.91%	$89,888	$983	4.34%
Mortgage loans	6,117,299	81,130	5.26	5,996,666	74,037	4.90
Commercial/agricultural loans	1,511,077	20,545	5.39	1,520,946	17,992	4.69
Consumer and other loans	141,503	2,298	6.44	140,758	2,209	6.23
Total loans (1)	7,842,128	104,868	5.31	7,748,258	95,221	4.88
Mortgage-backed securities	1,266,862	8,915	2.79	1,129,256	6,644	2.33
Other securities	462,048	3,279	2.82	473,808	3,192	2.67
Interest-bearing deposits with banks	65,191	332	2.02	51,607	159	1.22
FHLB stock	20,345	254	4.95	16,961	62	1.45
Total investment securities	1,814,446	12,780	2.79	1,671,632	10,057	2.39
Total interest-earning assets	9,656,574	117,648	4.83	9,419,890	105,278	4.43
Non-interest-earning assets	799,083			888,388
Total assets	$10,455,657			$10,308,278
Deposits:
Interest-bearing checking accounts	$1,006,010	270	0.11	$946,585	218	0.09
Savings accounts	1,631,158	1,002	0.24	1,557,475	538	0.14
Money market accounts	1,381,943	1,011	0.29	1,534,867	653	0.17
Certificates of deposit	1,153,403	3,234	1.11	1,151,725	1,780	0.61
Total interest-bearing deposits	5,172,514	5,517	0.42	5,190,652	3,189	0.24
Non-interest-bearing deposits	3,424,587	—	—	3,300,185	—	—
Total deposits	8,597,101	5,517	0.25	8,490,837	3,189	0.15
Other interest-bearing liabilities:
FHLB advances	249,896	1,388	2.20	165,586	569	1.36
Other borrowings	110,868	60	0.21	116,297	84	0.29
Junior subordinated debentures	140,212	1,605	4.54	140,212	1,226	3.47
Total borrowings	500,976	3,053	2.42	422,095	1,879	1.77
Total funding liabilities	9,098,077	8,570	0.37	8,912,932	5,068	0.23
Other non-interest-bearing liabilities (2)	85,485			67,918
Total liabilities	9,183,562			8,980,850
Shareholders’ equity	1,272,095			1,327,428
Total liabilities and shareholders’ equity	$10,455,657			$10,308,278
Net interest income/rate spread		$109,078	4.46%		$100,210	4.20%
Net interest margin			4.48%			4.22%
Additional Key Financial Ratios:
Return on average assets			1.43%			0.97%
Return on average equity			11.78			7.49
Average equity / average assets			12.17			12.88
Average interest-earning assets / average interest-bearing liabilities			170.21			167.83
Average interest-earning assets / average funding liabilities			106.14			105.69
Non-interest income / average assets			0.77			0.70
Non-interest expense / average assets			3.10			3.09
Efficiency ratio (4)			63.04			67.91
Adjusted efficiency ratio (5)			60.21			65.62

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by adjusted revenue. Adjusted revenue excludes net gain (loss) on sale of securities and fair value adjustments. Adjusted non-interest expense excludes amortization of CDI, net gain (loss) from REO operations, and state/municipal business and use taxes. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under "Executive Overview—Non-GAAP Financial Measures."

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$81,244	$2,871	4.72%	$146,382	$4,423	4.04%
Mortgage loans	6,058,535	231,703	5.11	$5,913,094	217,605	4.92
Commercial/agricultural loans	1,482,377	57,348	5.17	1,496,549	52,717	4.71
Consumer and other loans	141,180	6,821	6.46	139,181	6,559	6.30
Total loans (1)	7,763,336	298,743	5.14	7,695,206	281,304	4.89
Mortgage-backed securities	1,196,282	25,145	2.81	1,013,913	17,529	2.31
Other securities	466,313	9,699	2.78	466,572	9,420	2.70
Interest-bearing deposits with banks	60,532	775	1.71	46,022	392	1.14
FHLB stock	19,722	529	3.59	15,666	164	1.40
Total investment securities	1,742,849	36,148	2.77	1,542,173	27,505	2.38
Total interest-earning assets	9,506,185	334,891	4.71	9,237,379	308,809	4.47
Non-interest-earning assets	802,915			902,435
Total assets	$10,309,100			$10,139,814
Deposits:
Interest-bearing checking accounts	$1,020,457	797	0.10	$923,757	627	0.09
Savings accounts	1,627,297	2,440	0.20	1,556,075	1,588	0.14
Money market accounts	1,414,513	2,469	0.23	1,530,675	1,994	0.17
Certificates of deposit	1,073,861	7,433	0.93	1,147,387	4,953	0.58
Total interest-bearing deposits	5,136,128	13,139	0.34	5,157,894	9,162	0.24
Non-interest-bearing deposits	3,344,312	—	—	3,203,033	—	—
Total deposits	8,480,440	13,139	0.21	8,360,927	9,162	0.15
Other interest-bearing liabilities:
FHLB advances	234,323	3,564	2.03	133,365	1,142	1.14
Other borrowings	105,700	179	0.23	113,664	241	0.28
Junior subordinated debentures	140,212	4,495	4.29	140,212	3,494	3.33
Total borrowings	480,235	8,238	2.29	387,241	4,877	1.68
Total funding liabilities	8,960,675	21,377	0.32	8,748,168	14,039	0.21
Other non-interest-bearing liabilities (2)	75,821			60,895
Total liabilities	9,036,496			8,809,063
Shareholders’ equity	1,272,604			1,330,751
Total liabilities and shareholders’ equity	$10,309,100			$10,139,814
Net interest income/rate spread		$313,514	4.39%		$294,770	4.26%
Net interest margin			4.41%			4.27%
Additional Key Financial Ratios:
Return on average assets			1.28%			0.98%
Return on average equity			10.40			7.47
Average equity / average assets			12.34			13.12
Average interest-earning assets / average interest-bearing liabilities			169.26			166.59
Average interest-earning assets / average funding liabilities			106.09			105.59
Non-interest income / average assets			0.82			0.76
Non-interest expense / average assets			3.19			3.12
Efficiency ratio (4)			65.33			67.12
Adjusted efficiency ratio (5)			63.79			65.25

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

(4)	Non-interest expense divided by the total of net interest income (before provision for loan losses) and non-interest income.

(5)
Adjusted non-interest expense divided by adjusted revenue. Adjusted revenue excludes net gain (loss) on sale of securities and fair value adjustments. Adjusted non-interest expense excludes amortization of CDI, net gain (loss) from REO operations, and state/municipal business and use taxes. These represent non-GAAP financial measures. See the non-GAAP reconciliation tables above under "Executive Overview—Non-GAAP Financial Measures."

Provision and Allowance for Loan Losses. The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. During both the three and nine months ended September 30, 2018 and 2017, we recorded a provision for loans losses of $2.0 million and $6.0 million, respectively, primarily as a result of loan growth and the renewal of acquired loans out of the discounted loan portfolios as credit quality metrics remained strong. We continue to maintain an appropriate allowance for loan losses at September 30, 2018, reflecting growth in the related portfolio and current economic conditions.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the loans contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date, although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios. The discount on acquired loans was $15.4 million at September 30, 2018 compared to $21.1 million at December 31, 2017 and $23.4 million at September 30, 2017.

Net loan charge-offs were $612,000 for the quarter ended September 30, 2018 compared to net loan charge-offs of $1.5 million for the same quarter in the prior year. However, for the first nine months of 2018 we recorded net recoveries of $235,000 compared to net charge-offs of $2.9 million for the same period in 2017. The allowance for loan losses was $95.3 million at September 30, 2018 compared to $89.0 million at December 31, 2017 and $89.1 million at September 30, 2017. Included in our allowance at September 30, 2018 was an unallocated portion of $7.8 million, which is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for loan losses) was 1.22% at September 30, 2018, compared to 1.17% at December 31, 2017 and 1.15% September 30, 2017.

We believe that the allowance for loan losses as of September 30, 2018 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. We believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, although there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.

Non-interest Income. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Change Amount	Change Percent	2018	2017	Change Amount	Change Percent
Deposit fees and other service charges	$12,255	$11,058	$1,197	10.8%	$35,535	$32,611	$2,924	9.0%
Mortgage banking operations	5,816	4,498	1,318	29.3	15,324	15,854	(530)	(3.3)
Bank owned life insurance	1,726	1,043	683	65.5	3,511	3,599	(88)	(2.4)
Miscellaneous	569	1,705	(1,136)	(66.6)	4,995	7,062	(2,067)	(29.3)
	20,366	18,304	2,062	11.3	59,365	59,126	239	0.4
Net gain (loss) on sale of securities	—	270	(270)	(100.0)	48	230	(182)	(79.1)
Net change in valuation of financial instruments carried at fair value	45	(493)	538	(109.1)	3,577	(1,831)	5,408	(295.4)
Total non-interest income	$20,411	$18,081	$2,330	12.9%	$62,990	$57,525	$5,465	9.5%

Non-interest income was $20.4 million for the quarter ended September 30, 2018, compared to $18.1 million for the same quarter in the prior year, and $63.0 million for the nine months ended September 30, 2018, compared to $57.5 million for the same period in the prior year. Our non-interest income for the quarter ended September 30, 2018 included a $45,000 net gain for fair value adjustments. By contrast, for the quarter ended September 30, 2017, fair value adjustments resulted in a net loss of $493,000 and we had a net gain of $270,000 on sale of securities. Our non-interest income for the nine months ended September 30, 2018 included a $3.6 million net gain for fair value adjustments and a $48,000 net gain on sale of securities. The net gain for fair value adjustments was due to an increase in the value of certain securities in our held-for-trading portfolio. During the nine months ended September 30, 2017, fair value adjustments resulted in a net loss of $1.8 million and we had a $230,000 net gain on sale of securities. For a more detailed discussion of our fair value adjustments, please refer to Note 9 in the Selected Notes to the Consolidated Financial Statements in this Form 10-Q.

Deposit fees and other service charges increased by $1.2 million, or 11%, for the quarter ended September 30, 2018 and $2.9 million, or 9%, for the nine months ended September 30, 2018 compared to the same periods a year ago reflecting growth in the number of deposit accounts resulting in increased transaction activity. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, increased $1.3 million for the quarter ended September 30, 2018 and decreased $530,000 for the nine months ended September 30, 2018 compared to the same periods a year ago. Gains on multifamily loans in the current quarter resulted in income of $1.4 million compared to $268,000 in the same quarter a year ago, and $2.3 million for the nine months ended September 30, 2018 compared to $2.1 million for the same period a year ago. Sales of one- to four-family loans in the current quarter resulted in gains of $4.4 million compared to $4.2 million in the same period a year ago. Home purchase activity accounted for 82% of third quarter 2018 one- to four-family mortgage banking loan originations as compared to 77% for the third quarter last year. Bank owned life insurance income increased $683,000 for the quarter ended September 30, 2018 compared to the third quarter last year due to $759,000 of death benefit income. Miscellaneous income for the nine months ended September 30, 2018 included $2.1 million of gains from the sale of our Poulsbo branch deposits and two former business locations, while the nine months ended September 30, 2017 included a one-time gain of $2.5 million on the sale of a single loan that had been acquired in a prior year as a partial settlement on a non-performing credit relationship that was carried at a significant discount to its contractual amount and eventual sales price.

Non-interest Expense.  The following table represents key elements of non-interest expense for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Change Amount	Change Percent	2018	2017	Change Amount	Change Percent
Salaries and employee benefits	$48,930	$48,931	$(1)	—%	$150,491	$144,014	$6,477	4.5%
Less capitalized loan origination costs	(4,318)	(4,331)	13	(0.3)	(13,062)	(13,245)	183	(1.4)
Occupancy and equipment	12,385	11,737	648	5.5	35,725	35,778	(53)	(0.1)
Information/computer data services	4,766	4,420	346	7.8	13,711	12,513	1,198	9.6
Payment and card processing expenses	3,748	3,581	167	4.7	11,179	10,523	656	6.2
Professional services	3,010	3,349	(339)	(10.1)	11,276	12,233	(957)	(7.8)
Advertising and marketing	1,786	2,130	(344)	(16.2)	5,758	5,225	533	10.2
Deposit insurance	991	1,101	(110)	(10.0)	3,353	3,438	(85)	(2.5)
State/municipal business and use taxes	902	780	122	15.6	2,430	1,857	573	30.9
REO operations	433	240	193	80.4	553	(1,089)	1,642	(150.8)
Amortization of core deposit intangibles	1,348	1,542	(194)	(12.6)	4,112	4,790	(678)	(14.2)
Miscellaneous	6,646	6,851	(205)	(3.0)	19,444	20,432	(988)	(4.8)
	80,627	80,331	296	0.4	244,970	236,469	8,501	3.6
Acquisition-related costs	1,005	—	1,005		1,005	—	1,005
Total non-interest expense	$81,632	$80,331	$1,301	1.6%	$245,975	$236,469	$9,506	4.0%

Non-interest expenses increased by $1.3 million, to $81.6 million for the quarter ended September 30, 2018, compared to $80.3 million for the quarter ended September 30, 2017. The increase was primarily due to acquisition-related expenses incurred for the Skagit Bancorp merger. For the nine months ended September 30, 2018, non-interest expenses increased by $9.5 million, to $246.0 million compared to $236.5 million for the nine months ended September 30, 2017. Also contributing to the increase in non-interest expense for the nine months ended September 30, 2018 was the incremental staffing associated with the build-out of the Company's risk management infrastructure, annual salary merit increases and a prior-year period gain on sale of REO recorded as a reduction to non-interest expense.

Salary and employee benefits expenses increased to $150.5 million for the nine months ended September 30, 2018, compared to $144.0 million for the nine months ended September 30, 2017, related to the previously mentioned risk management infrastructure build-out and annual merit increases. Occupancy and equipment expense increased $648,000, to $12.4 million for the quarter ended September 30, 2018. The increase in occupancy and equipment expense primarily reflects expenses associated with consolidating six branches during the third quarter of 2018. Information data services expenses increased $346,000 for the quarter ended September 30, 2018 and $1.2 million for the nine months ended September 30, 2018, compared to the same periods in the prior year. Professional services decreased $339,000 for the quarter ended September 30, 2018 and $957,000 for the nine months ended September 30, 2018, compared to the same periods in the prior year. Professional services expense continues to decrease as projects associated with compliance and risk management infrastructure build-out are completed. State/municipal business and use taxes increased $573,000 for the nine months ended September 30, 2018, compared to the same period in the prior year, as the prior-year period included a tax refund.

Income Taxes. For the quarter ended September 30, 2018, we recognized $8.1 million in income tax expense for an effective tax rate of 17.6%, which reflects our normal statutory tax rate reduced by the effect of tax-exempt income, certain tax credits, and tax benefits related to restricted stock vesting as well as a $1.2 million credit to tax expense for affordable housing lending activity. The current quarter effective tax rate reflects the new lower corporate federal income tax rate. Our normal, expected statutory income tax rate is 23.7%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state income tax rates. For the quarter ended September 30, 2017, we recognized $10.9 million in income tax expense for an effective tax rate of 30.3%. For the nine months ended September 30, 2018, we recognized $25.5 million in income tax expense for an effective tax rate of 20.5% compared to $35.5 million in income tax expense for an effective rate of 32.3% for the nine months ended September 30, 2017. For more discussion on our income taxes, please refer to Note 10 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

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

Non-Performing Assets:  Non-performing assets decreased to $16.7 million, or 0.16% of total assets, at September 30, 2018, from $27.5 million, or 0.28% of total assets, at December 31, 2017, and decreased compared to $31.7 million, or 0.30% of total assets, at September 30, 2017. Our allowance for loan losses was $95.3 million, or 603% of non-performing loans at September 30, 2018, compared to $89.0 million, or 329% of non-performing loans at December 31, 2017 and $89.1 million, or 296% of non-performing loans at September 30, 2017.  Our level of non-performing loans and assets continues to be manageable. The primary components of the $16.7 million in non-performing assets were $13.9 million in nonaccrual loans, $1.9 million in loans more than 90 days delinquent and still accruing interest, and $937,000 in REO and other repossessed assets.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans or TDRs are impaired as the Banks will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At September 30, 2018, we had $13.3 million of restructured loans currently performing under their restructured repayment terms.

Loans acquired in merger transactions with deteriorated credit quality are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $12.9 million at September 30, 2018, compared to $21.3 million at December 31, 2017 and $23.2 million at September 30, 2017.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$3,728	$10,646	$11,632
Construction and land	2,095	798	1,726
One- to four-family	1,827	3,264	2,878
Commercial business	2,921	3,406	7,144
Agricultural business, including secured by farmland	1,645	6,132	4,285
Consumer	1,703	1,297	1,462
	13,919	25,543	29,127
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	428	—	53
Construction and land	—	298	—
One- to four-family	1,076	1,085	722
Commercial business	87	18	51
Consumer	296	85	101
	1,887	1,486	927
Total non-performing loans	15,806	27,029	30,054
REO, net (2)	364	360	1,496
Other repossessed assets held for sale	573	107	145
Total non-performing assets	$16,743	$27,496	$31,695

Total non-performing loans to loans before allowance for loan losses	0.20%	0.36%	0.39%
Total non-performing loans to total assets	0.15%	0.28%	0.29%
Total non-performing assets to total assets	0.16%	0.28%	0.30%

Restructured loans performing under their restructured terms (3)	$13,328	$16,115	$12,744

Loans 30-89 days past due and on accrual (4)	$8,688	$29,278	$9,619

(1)	Includes $320,000 of nonaccrual restructured loans at September 30, 2018.

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

(3)	These loans were performing under their restructured repayment terms at September 30, 2018.
(4) Includes purchased credit-impaired loans.

In addition to the non-performing loans and purchased credit-impaired loans as of September 30, 2018, we had other classified loans with an aggregate outstanding balance of $60.9 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

REO: REO increased slightly, to $364,000 at September 30, 2018, compared to $360,000 at December 31, 2017. The following table shows REO activity for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Nine months ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Balance, beginning of period	$473	$2,427	$360	$11,081
Additions from loan foreclosures	—	—	502	46
Additions from capitalized costs	—	—	—	54
Proceeds from dispositions of REO	(90)	(961)	(385)	(11,382)
Gain on sale of REO	8	30	74	1,953
Valuation adjustments in the period	(27)	—	(187)	(256)
Balance, end of period	$364	$1,496	$364	$1,496

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the nine months ended September 30, 2018 and September 30, 2017, our loan originations, including originations of loans held for sale, exceeded our loan repayments by $852.2 million and $838.2 million, respectively. During those periods we purchased loans and loan participations of $5.5 million and $111.1 million, respectively. This activity was funded primarily by increased deposits, the sale of loans and additional borrowings in 2018. During the nine months ended September 30, 2018 and September 30, 2017, we received proceeds of $623.0 million and $822.2 million, respectively, from the sale of loans. Securities purchased during the nine months ended September 30, 2018 and September 30, 2017 totaled $676.9 million and $712.0 million, respectively, and securities repayments, maturities and sales in those periods were $139.8 million and $178.9 million, respectively.

Our primary financing activity is gathering deposits. Total deposits increased by $502.4 million during the first nine months of 2018, including a $288.7 million increase in core deposits. Certificates of deposit are generally more vulnerable to competition and price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time.  At September 30, 2018, certificates of deposit amounted to $1.18 billion, or 14% of our total deposits, including $880.0 million which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances increased $221.0 million to $221.2 million at September 30, 2018 during the first nine months of 2018. Other borrowings increased $3.1 million to $99.0 million at September 30, 2018 from $95.9 million at December 31, 2017.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2018 and 2017, we used our sources of funds primarily to fund loan commitments and purchase securities. At September 30, 2018, we had outstanding loan commitments totaling $2.79 billion, primarily relating to undisbursed loans in process and unused credit lines. While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings.  We maintain credit facilities with the FHLB-Des Moines, which at September 30, 2018 provided for advances that in the aggregate would equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $4.54 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $98.3 million.  Advances under these credit facilities totaled $221.2 million at September 30, 2018. In addition, Banner Bank has been approved for participation in the Borrower-In-Custody (BIC) program by the Federal Reserve Bank of San Francisco (FRBSF).  Under this program Banner Bank had available lines of credit of approximately $1.17 billion as of September 30, 2018, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans.  We had no funds borrowed from the FRBSF at September 30, 2018 or December 31, 2017.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At September 30, 2018, the Company on an unconsolidated basis had liquid assets of $42.6 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels significantly in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards.  During the nine months ended September 30, 2018, total shareholders' equity decreased $428,000, to $1.27 billion.  At September 30, 2018, tangible common shareholders’ equity, which excludes other goodwill and other intangible assets, was $1.01 billion, or 9.86% of tangible assets.  See the discussion and reconciliation of non-GAAP financial information in the Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q for more detailed information with respect to tangible common shareholders’ equity.  Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets.  In addition to the minimum capital ratios, the Banks now have to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. As of September 30, 2018, the conservation buffer was an amount more than 1.875%. At September 30, 2018, Banner Corporation and the Banks each exceeded all regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2017 Form 10-K for additional information regarding regulatory capital requirements for Banner Corporation and the Banks.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2018, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum to be Categorized as "Adequately Capitalized"		Minimum to be Categorized as “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Amount
Banner Corporation—consolidated
Total capital to risk-weighted assets	$1,223,107	13.76%	$711,305	8.00%	$889,131	10.00%
Tier 1 capital to risk-weighted assets	1,125,395	12.66	533,479	6.00	533,479	6.00
Tier 1 leverage capital to average assets	1,125,395	11.04	407,660	4.00	n/a	n/a
Common equity tier 1 capital	989,395	11.13	400,109	4.50	n/a	n/a
Banner Bank
Total capital to risk-weighted assets	1,133,724	13.03	696,147	8.00	870,184	10.00
Tier 1 capital to risk-weighted assets	1,038,456	11.93	522,110	6.00	696,147	8.00
Tier 1 leverage capital to average assets	1,038,453	10.49	395,837	4.00	494,796	5.00
Common equity tier 1 capital	1,038,456	11.93	391,583	4.50	565,619	6.50
Islanders Bank
Total capital to risk-weighted assets	33,866	17.98	15,066	8.00	18,833	10.00
Tier 1 capital to risk-weighted assets	31,511	16.73	11,300	6.00	15,066	8.00
Tier 1 leverage capital to average assets	31,511	10.69	11,796	4.00	14,745	5.00
Common equity tier 1 capital	31,511	16.73	8,475	4.50	12,241	6.50

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

The interest rate sensitivity analysis performed by us incorporates beginning-of-the-period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability computer simulation model.  We update and prepare simulation modeling at least quarterly for review by senior management and oversight by the directors. We believe the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios.  Nonetheless, the interest rate sensitivity of our net interest income and net economic value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The following table sets forth, as of September 30, 2018, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$440,351	0.1%	$914,555	2.3%	$2,118,025	(10.3)%
+300	447,094	1.7	925,263	3.5	2,177,385	(7.8)
+200	449,392	2.2	926,135	3.6	2,269,301	(3.9)
+100	446,664	1.6	915,886	2.4	2,336,405	(1.0)
0	439,706	—	894,255	—	2,360,924	—
-50	431,217	(1.9)	871,915	(2.5)	2,346,803	(0.6)
-100	418,642	(4.8)	838,737	(6.2)	2,311,274	(2.1)

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2018 (dollars in thousands).  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2018, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.22 billion, representing a one-year cumulative gap to total assets ratio of 21.08%.  Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2018 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$648,205	$57,248	$140,494	$12,865	$4,656	$608	$864,076
Fixed-rate mortgage loans	275,173	141,258	396,304	341,870	431,470	42,896	1,628,971
Adjustable-rate mortgage loans	885,456	332,258	1,007,789	732,924	257,538	1,278	3,217,243
Fixed-rate mortgage-backed securities	65,579	75,805	258,643	227,897	464,465	139,335	1,231,724
Adjustable-rate mortgage-backed securities	126,524	611	6,986	20,603	6,047	—	160,771
Fixed-rate commercial/agricultural loans	123,939	86,674	231,104	67,702	42,465	18,557	570,441
Adjustable-rate commercial/agricultural loans	845,534	25,179	56,685	27,317	11,901	—	966,616
Consumer and other loans	388,613	114,982	66,106	22,814	14,248	41,299	648,062
Investment securities and interest-earning deposits	127,287	27,190	53,720	56,643	63,918	60,810	389,568
Total rate sensitive assets	3,486,310	861,205	2,217,831	1,510,635	1,296,708	304,783	9,677,472
Interest-bearing liabilities: (2)
Regular savings	210,043	110,085	354,031	250,170	360,257	342,976	1,627,562
Interest checking accounts	144,388	63,826	211,231	155,262	232,411	227,560	1,034,678
Money market deposit accounts	158,100	103,816	333,451	232,900	319,905	225,445	1,373,617
Certificates of deposit	512,322	367,818	271,947	26,433	2,154	—	1,180,674
FHLB advances	221,006	6	26	29	90	28	221,185
Junior subordinated debentures	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	98,979	—	—	—	—	—	98,979
Total rate sensitive liabilities	1,485,050	645,551	1,170,686	664,794	914,817	796,009	5,676,907
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$2,001,260	$215,654	$1,047,145	$845,841	$381,891	$(491,226)	$4,000,565
Cumulative excess of interest-sensitive assets	$2,001,260	$2,216,914	$3,264,059	$4,109,900	$4,491,791	$4,000,565	$4,000,565
Cumulative ratio of interest-earning assets to interest-bearing liabilities	234.76%	204.05%	198.87%	203.63%	192.03%	170.47%	170.47%
Interest sensitivity gap to total assets	19.03%	2.05%	9.96%	8.04%	3.63%	(4.67)%	38.05%
Ratio of cumulative gap to total assets	19.03%	21.08%	31.04%	39.09%	42.72%	38.05%	38.05%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(1.03) billion, or (9.78)% of total assets at September 30, 2018.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017” of this report on Form 10-Q.

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

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2018:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2018 - July 31, 2018	170	$62.95	—	1,605,620
August 1, 2018 - August 31, 2018	57	63.58	—	1,605,620
September 1, 2018 - September 30, 2018	—	—	—	1,605,620
Total for quarter	227	62.75	—	1,605,620

Employees surrendered 227 shares to satisfy tax withholding obligations upon the vesting of restricted stock grants during the three months ended September 30, 2018.

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

2{a}
Agreement and Plan of Merger, dated as of July 25, 2018, by and between Banner Corporation and Skagit Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 27, 2018 (File No. 000-26584)).

3{a}	Amended and Restated Articles of Incorporation of Registrant [incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 29, 2010 (File No. 000-26584)].

3{b}	Articles of Amendment of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2011 (File No. 000-26584)).

3{c}
Articles of Amendment to Amended and Restated Articles of Incorporation of Registrant for non-voting common stock [incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 18, 2015 (File No. 000-26584)]

3{d}	Amended and Restated Bylaws of Registrant [incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on December 20, 2016 (File No. 000-26584)].

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

Exhibit	Index of Exhibits
10{m}	2018 Omnibus Incentive Plan [incorporated by reference as Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 23, 2018 (File No. 000-26584)]

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

101
The following materials from Banner Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Selected Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 2, 2018	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer (Principal Executive Officer)

November 2, 2018	/s/ Peter J. Conner
Peter J. Conner
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)