Form 10-K
period 2018-12-31
BANNER CORP
filed 2019-02-26
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________to__________
 Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No  ____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes   X     No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and emerging growth company in Rule 12b-2 of the Exchange Act:

Large accelerated filer X	Accelerated filer ___	Non-accelerated filer _____	Smaller reporting company ____	Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ____ No X

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The NASDAQ Stock Market on June 30, 2018, was:
Common Stock – $1,914,245,405
 (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

 The number of shares outstanding of the registrant’s classes of common stock as of January 31, 2019:
Common Stock, $.01 par value – 35,106,227 shares
Non-voting Common Stock, $.01 par value – 74,933 shares
 Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 25, 2019 are incorporated by reference into Part III.

BANNER CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, liquidity, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected revenues, cost savings, synergies and other benefits from the merger of Banner and Skagit Bancorp, Inc. (Skagit) might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in estimates of adequacy of the allowance for loan losses and provisions for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets, and may result in the allowance for loan losses not being adequate to cover actual losses and require a material increase in reserves; results of examinations by regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the writing down of assets or increases in the allowance for loan losses; the ability to manage loan delinquency rates; competitive pressures among financial services companies; changes in consumer spending or borrowing and spending habits; interest rate movements generally and the relative differences between short and long-term interest rates, loan and deposit interest rates, net interest margin and funding sources; the impact of repricing and competitors' pricing initiatives on loan and deposit products; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values; the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; the ability to access cost-effective funding; increases in premiums for deposit insurance; the ability to control operating costs and expenses; the use of estimates in determining fair value of certain assets and liabilities which estimates may prove to be incorrect and result in significant changes in valuation; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect employees, and potential associated charges; disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on information technology systems or on the third-party vendors who perform critical processing functions; changes in financial markets; changes in economic conditions in general and in Washington, Idaho, Oregon and California in particular; secondary market conditions for loans and the ability to originate loans for sale and sell loans in the secondary market; the costs effects and outcomes of litigation; legislation or regulatory changes or reforms, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the implementing regulations; results of safety and soundness and compliance examinations by the Board of Governors of the Federal Reserve System (the Federal Reserve), the Federal Deposit Insurance Corporation (the FDIC), the Washington State Department of Financial Institutions, Division of Banks (the Washington DFI) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require restitution or institute an informal or formal enforcement action which could require an increase in reserves for loan losses, write-downs of assets, or changes in regulatory capital position or affect the ability to borrow funds, or maintain or increase deposits, or impose additional requirements and restrictions, any of which could adversely affect liquidity and earnings; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations; changes in accounting principles, policies or guidelines, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; future acquisitions by Banner of other depository institutions or lines of business; and future goodwill impairment due to changes in Banner's business, changes in market conditions, or other factors; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including this report on Form 10-K.  Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to update any forward-looking statements included in this report or the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and its consolidated subsidiaries, unless the context otherwise requires.  All references to “Banner” refer to Banner Corporation and those to “the Banks” refer to its wholly-owned subsidiaries, Banner Bank and Islanders Bank, collectively.

PART 1

Item 1 – Business	General

Banner Corporation (the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2018, its 179 branch offices located in Washington, Oregon, California and Idaho. Banner Bank also has 17 loan production offices located in Washington, Oregon, California, Idaho and Utah. Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Federal Reserve.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington DFI and the FDIC.  As of December 31, 2018, we had total consolidated assets of $11.87 billion, net loans of $8.59 billion, total deposits of $9.48 billion and total shareholders’ equity of $1.48 billion. Our voting common stock is traded on the NASDAQ Global Select Market under the ticker symbol “BANR.”

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located primarily in the San Juan Islands.  The Banks' primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding our offices in portions of Washington, Oregon, California and Idaho.  Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family and multi-family residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family residential loans, small business administration (SBA) loans and consumer loans.

We continue to invest significantly in our delivery platform across the franchise with a primary emphasis on strengthening our presence in the higher growth regions of our markets including Puget Sound, greater Portland, Boise, Sacramento and Southern California. Recently, our acquisition activity included the acquisition of Skagit Bancorp, Inc. (Skagit), the holding company for Skagit Bank in 2018 which has strengthened our market presence along the I-5 corridor between Seattle and the Canadian border. The acquisition of Skagit, which closed on November 1, 2018, included 11 branches and approximately $915.8 million in assets, $632.4 million in loans and $810.2 million in deposits. In addition to our expansion efforts, we continue to improve the efficiency of our branch delivery channel with on-going branch consolidations and relocations and investments in streamlining the origination of new loan and deposit accounts.

In addition to bank acquisitions, relocations and consolidations, we also have focused on expanding our product offerings and invested heavily in marketing campaigns designed to significantly increase the brand awareness for Banner Bank.  These investments have been significant elements in our strategy to grow customer relationships and have increased our market presence, allowing us to better serve existing and future customers.  This has resulted in an elevated level of non-interest expense; however, we believe our branch network, broader product line and heightened brand awareness have created a franchise that is well positioned for growth and is allowing us to successfully execute on our super community bank model.  That strategy is focused on delivering customers, including middle market and small businesses, business owners, their families and employees, a compelling value proposition by providing the financial sophistication and breadth of products of a regional bank while retaining the appeal, responsiveness, and superior service level of a community bank.

Banner Corporation's successful execution of its strategic initiatives and its super community bank model have delivered sustainable growth and solid profitability. We have made substantial progress on our goals to achieve and maintain the Company's moderate risk profile as well as to develop and continue strong earnings momentum. Highlights of this success have included continued strong asset quality, new client acquisitions, significantly increased non-interest-bearing deposit balances and strong revenue generation from core operations.

For the year ended December 31, 2018, our net income increased to $136.5 million, or $4.15 earnings per diluted share, compared to $60.8 million, or $1.84 earnings per diluted share, for the prior year. The prior year's net income was negatively impacted by a $42.6 million, or $1.29 per diluted share, revaluation of our net deferred tax asset as a result of the enactment of the Tax Cuts and Jobs Act (2017 Tax Act) in December 2017, which reduced the marginal federal corporate income tax rate from 35% to 21%. Current year results were positively impacted by growth in earnings assets, partially offset by acquisition-related expenses of $5.6 million in 2018. Banner had no acquisition-related expenses in 2017.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank of Des Moines (FHLB) advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets, interest-bearing liabilities, and non-interest-bearing funding sources including non-interest-bearing deposits. Our net interest income before provision for loan losses increased 10% to $431.0 million for the year ended December 31, 2018, compared to $393.0 million for the year ended December 31, 2017. The increase in net interest income in 2018 was driven by renewed growth in interest-earning assets subsequent to the balance sheet restructuring carried out in the fourth quarter of 2017 to remain below $10.0 billion in assets at December 31, 2017. Remaining below $10.0 billion at year end 2017 had the beneficial effect of delaying the adverse impact from certain enhanced regulatory requirements and the Durbin Amendment cap on interchange revenues. For additional information regarding these regulatory consequences, see Item 1A, Risk Factors, "We may be subject to additional regulatory scrutiny since Banner Bank maintains total assets exceeding $10.0 billion."

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

Our total revenues (net interest income before the provision for loan losses plus non-interest income) for 2018 increased $36.7 million, or 8%, to $515.0 million, compared to $478.2 million for 2017. Our total non-interest income, which is a component of total revenue and includes the net gain on sale of securities, changes in the value of financial instruments carried at fair value and gain on sale of branches including related loans and deposits, was $84.0 million for the year ended December 31, 2018, compared to $85.2 million for the year ended December 31, 2017. The year ended December 31, 2017 included a $12.2 million net gain on the sale of seven Utah branches including the related loans and deposits (the Utah Branch Sale).

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded an $8.5 million provision for loan losses in the year ended December 31, 2018, primarily due to the organic growth in the loan portfolio, the renewal of acquired loans out of the discounted loan portfolios and net charge-offs, compared to an $8.0 million provision recorded in 2017. Non-performing loans decreased to $15.7 million at December 31, 2018, compared to $27.0 million a year earlier. Our allowance for loan losses at December 31, 2018 was $96.5 million, or 1.11% of total loans outstanding and 616% of non-performing loans. (See Note 5, Loans Receivable and the Allowance for Loan Losses, of the Notes to the Consolidated Financial Statements as well as “Asset Quality” below.)

Our non-interest expense increased 7% to $341.4 million for the year ended December 31, 2018, compared to $319.0 million for the year ended December 31, 2017. The year-over-year increase in non-interest expense was largely attributable to increased salary and employee benefits as compared to a year ago largely due to inclusion of the acquired Skagit operations for the last two months of 2018, and enhanced regulatory requirements attributable to compliance and risk management infrastructure build-out along with acquisition-related costs incurred in 2018.

Recent Developments and Significant Events

Acquisition of Skagit Bancorp, Inc.

Effective November 1, 2018, the Company acquired 100% of the outstanding common shares of Skagit and its wholly-owned subsidiary, Skagit Bank, a Washington State chartered commercial bank headquartered in Burlington, Washington, with 11 branches serving markets along the I-5 corridor from Seattle to the Canadian border. On that date, Skagit merged with and into Banner and Skagit Bank merged with and into Banner Bank. Pursuant to the previously announced terms of the merger, the equity holders of Skagit received an aggregate of 3.1 million shares of Banner voting common stock, plus cash in lieu of fractional shares and cash to buy out Skagit stock options for a total consideration paid of $180.0 million. The acquisition provided $915.8 million in assets, $632.4 million in loans and $810.2 million in deposits. See Note 3 of the Notes to the Consolidated Financial Statements for additional information.
Sale of Utah Branches

On October 6, 2017, Banner Bank completed the sale of its Utah branches and related assets and liabilities to People’s Intermountain Bank, a banking subsidiary of People’s Utah Bancorp (NASDAQ: PUB).

Under the terms of the purchase and assumption agreement, the sale included $253.8 million in loans, $160.3 million in deposits and all of Banner Bank’s seven Utah branches, located in Provo, Orem, Salem, Springville, South Jordan, Salt Lake City and Woods Cross. The sale also included $4.0 million of property and equipment and $581,000 of accrued interest. In addition, Banner allocated an associated $1.9 million of goodwill and $1.1 million of other intangible assets with the divestiture, which constituted the disposal of a business. The deposit premium paid to Banner was $13.8 million based on average daily deposits for a period prior to closing. The net gain recorded on the Utah Branch Sale was $12.2 million.

Lending Activities

General: All of our lending activities are conducted through Banner Bank, its subsidiary, Community Financial Corporation, a residential construction lender located in Portland, Oregon, and Islanders Bank. We offer a wide range of loan products to meet the demands of our customers and our loan portfolio is very diversified by product type, borrower and geographic location within our market area. We originate loans for our own loan portfolio and for sale in the secondary market. Management’s strategy has been to maintain a well-diversified portfolio with a significant percentage of assets in the loan portfolio having more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, we offer a variety of floating or adjustable interest rate products that correlate more closely with our cost of interest-bearing funds, particularly loans for commercial business and real estate, agricultural business, and construction and development purposes. However, in response to customer demand, we continue to originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At December 31, 2018, our net loan portfolio totaled $8.59 billion compared to $7.51 billion at December 31, 2017.

Our lending activities are primarily directed toward the origination of real estate and commercial loans. Commercial real estate loans include owner-occupied, investment properties and multifamily residential real estate. Although our level of activity and investment in commercial real estate loans has been relatively stable for many years, we have experienced an increase in new originations in recent periods. We also originate construction, land and land development loans, a significant component of which is our residential one- to four-family construction loans. Originations of one- to four-family construction loans have increased in recent years as builders have expanded production and experienced strong sales in many of the markets we serve. Our origination of construction and development loans has been significant during this period and balances in this portion of the portfolio have increased in recent periods but not at the same pace of originations as brisk sales of new homes have produced rapid turnover through repayments. Our commercial business lending is directed toward meeting the credit and related deposit and treasury management needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas. In recent years, our commercial business lending has also included participation in certain national syndicated loans. Reflecting the expanding economy of the western United States, demand for these types of commercial business loans has strengthened and our production levels have increased in recent periods. Our residential mortgage loan originations have been relatively strong in recent years, as exceptionally low interest rates have supported demand for loans to refinance existing debt as well as loans to finance home purchases; however, increases in market interest rates over the last year reduced residential mortgage loan originations in 2018. Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our consumer loan activity is primarily directed at meeting demand from our existing deposit customers. We have increased our emphasis on consumer lending in recent years primarily related to increased home equity lines of credit.

For additional information concerning our loan portfolio, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Financial Condition at December 31, 2018 and 2017—Loans and Lending” including Tables 4 and 5, which sets forth the composition and geographic concentration of our loan portfolio, and Tables 6 and 7, which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the markets we serve.  Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis. In recent years, we have generally sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans in the secondary market. At December 31, 2018, $973.6 million, or 11% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

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

Construction and Land Lending:  Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers. We also make construction loans to qualified owner occupants, which upon completion of the construction phase convert to long-term amortizing one- to four-family residential loans that are eligible for sale in the secondary market. We regularly monitor our construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change. Our residential construction and land and land development lending has been recently increasing in select markets and has made a meaningful contribution to our net interest income and profitability.  To a lesser extent, we also originate construction loans for commercial and multifamily real estate.  Although well diversified with respect to sub-markets, price ranges and borrowers, our construction, land and land development loans are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area. At December 31, 2018, construction, land and land development loans totaled $1.11 billion, or 13% of total loans; 65% of the balance was comprised of one- to four-family construction and residential land and land development loans, with the remaining balance comprised of commercial and multifamily real estate construction loans and commercial land or land development loans.

Construction and land lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than are usually available on other types of lending.  Construction and land lending, however, involves a higher degree of risk than other lending opportunities. We attempt to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. For additional information concerning the risks associated with Construction and land lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”

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

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate, including loans for construction of multifamily and commercial real estate projects.  Commercial real estate loans are made for both owner-occupied and investor- owned properties.  At December 31, 2018, our loan portfolio included $2.13 billion in non-owner-occupied commercial real estate loans, $1.43 billion in owner-occupied commercial real estate loans and $368.8 million in multifamily loans which in aggregate comprised 45% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties.  Our underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrowers’ willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount. For information concerning the risks associated with commercial and multifamily real estate lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans with intermediate terms of generally five to ten years.  A significant portion of our multifamily and commercial real estate loans are linked to various FHLB advance rates, certain prime rates, US Treasury rates, or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.  At December 31, 2018, the average size of our commercial real estate loans was $657,000 and the largest commercial real estate loan, in terms of an outstanding balance, in our portfolio was approximately $16.4 million.

Commercial Business Lending:  We are active in small- to medium-sized business lending and are engaged in agricultural lending primarily by providing crop production loans.  Our commercial bankers are focused on local markets and devote a great deal of effort to developing customer relationships and providing these types of borrowers with a full array of products and services delivered in a thorough and responsive manner.  Our experienced commercial bankers and senior credit staff help us meet our commitment to small business lending while also focusing on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $25 million range. In addition to providing earning assets, commercial business lending has helped us increase our deposit base. In recent years, our commercial business lending has included modest participation in certain national syndicated loans, including shared national credits. We also originate smaller balance business loans principally through our retail branch network, using our Quick Step business loan program, which is closely aligned with our consumer lending operations and relies on centralized underwriting procedures. Quick Step business loans and lines of credit are available from $5,000 to $500,000 and owner-occupied real estate loans are available up to $1.0 million.

Commercial business loans may entail greater risk than other types of loans.  Commercial business loans generally provide higher yields or related revenue opportunities than many other types of loans but also require more administrative and management attention.  Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis. For information concerning the risks associated with commercial business lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”

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

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are primarily tied to various prime rate or LIBOR indices.  At December 31, 2018, commercial business loans totaled $1.48 billion, or 17% of our total loans, including $149.2 million of shared national credits.

Agricultural Lending:  Agriculture is a major industry in several of our markets.  We make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2018, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $404.9 million, or 5% of our loan portfolio.

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

Among the more common risks to agricultural lending can be weather conditions and disease.  These risks may be mitigated through multi-peril crop insurance.  Commodity prices also present a risk, which may be reduced by the use of set price contracts.  Normally, required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies.  In addition to these risks, we also consider management succession, life insurance and business continuation plans when evaluating agricultural loans. For additional information concerning the risks associated with agricultural lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile, boat and recreational vehicle loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received consistent emphasis in recent years.  Part of this emphasis includes a Banner Bank-owned credit card program.  Similar to other consumer loan programs, we focus this credit card program on our existing customer base to add to the depth of our customer relationships.  In addition to earning balances, credit card accounts produce non-interest revenues through interchange fees and other activity-based revenues. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income.  At December 31, 2018, we had $785.0 million, or 9% of our loan portfolio, in consumer related loans, including $569.0 million, or 7% of our loan portfolio, in consumer loans secured by one- to four-family residences. For information concerning the risks associated with consumer lending, see Item 1A., “Risk Factors—Our loan portfolio includes loans with a higher risk of loss.”

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

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  For the years ended December 31, 2018 and 2017, we originated loans, net of repayments, including our participation in syndicated loans and loans held for sale of $1.31 billion and $1.1 billion, respectively. For additional information concerning origination of portfolio loans by type, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2018 and 2017—Loans and Lending,” and Table 3 contained therein.

We sell many of our newly originated one- to four-family residential mortgage loans and multifamily loans to secondary market purchasers as part of our interest rate risk management strategy.  Originations of loans for sale increased to $896.5 million for the year ended December 31, 2018 from $807.1 million during 2017. Originations of loans for sale included $372.8 million and $292.3 million of multifamily held for sale loan production for the years ended December 31, 2018 and December 31, 2017, respectively. Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk.  During the year ended December 31, 2018, we sold $781.9 million of loans held for sale compared to $1.03 billion for the year ended December 31, 2017. The held for sale loans sold in 2018 and 2017 included $256.5 million and $475.7 million, respectively, of multifamily loans held for sale. In addition, we sold $2.5 million of portfolio multifamily loans in 2017, while no portfolio multifamily loans were sold in 2018. We sell loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse. The decision to hold or sell loans is based on asset liability management goals, strategies and policies and on market conditions.  For additional information, see “Loan Servicing.”

We periodically purchase whole loans and loan participation interests or participate in syndicates originating new loans, including shared national credits, primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities.  Any such purchases or loan participations are generally made on terms consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.  During the years ended December 31, 2018 and 2017, we purchased $33.7 million and $126.5 million, respectively, of loans and loan participation interests, principally commercial real estate loans.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2018, we were servicing $2.81 billion of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The value of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  MSRs are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized carrying amount. At December 31, 2018, our MSRs were carried at a value of $14.6 million, net of amortization. For additional information see Note 17, Goodwill, Other Intangible Assets and Mortgage Servicing Rights, of the Notes to the Consolidated Financial Statements.

Asset Quality

Classified Assets:  State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Historically, we have not had any meaningful differences of opinion with the examiners with respect to asset classification.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified loans or, in the case of smaller-balance homogeneous loans including residential real estate and consumer loans, it has approved policies governing such classifications, or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.  For additional information regarding asset quality and non-performing loans, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2018 and 2017—Asset Quality,” and Table 12 contained therein.

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with U.S. generally accepted accounting principles (GAAP) guidelines.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income.  The allowance for loan losses is maintained at a level which, in management’s judgment, is sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  In June 2016, Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as Current Expected Credit Loss, or CECL, that will be effective for Banner for our first fiscal year beginning after December 15, 2019. For additional information on CECL see Note 2, Accounting Standards Recently Issued or Adopted, of the Notes to the Consolidated Financial Statements. For additional information concerning our allowance for loan losses, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017—Provision and Allowance for Loan Losses,” and Tables 16 and 17 contained therein.

Real Estate Owned:  Real estate owned (REO) is property acquired by foreclosure or receiving a deed in lieu of foreclosure, and is recorded at the estimated fair value of the property, less expected selling costs.  Development and improvement costs relating to the property are capitalized to the extent they add value to the property.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are credited or charged to operations in the period in which they are realized.  The amounts we will ultimately recover from REO may differ substantially from the carrying value of the assets because of market factors beyond our control or because of changes in our strategies for recovering the investment.   For additional information on REO, see Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2018 and 2017—Asset Quality” and Table 12 contained therein and Note 6, Real Estate Owned, Held for Sale, Net, of the Notes to the Consolidated Financial Statements.

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

At December 31, 2018, our consolidated investment portfolio totaled $1.90 billion and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and asset-backed securities.  From time to time, investment levels may be increased or decreased in order to manage balance sheet liquidity, interest rate risk, market risk and provide appropriate risk adjusted returns. The investment portfolio was increased in 2018 as a result of the Skagit acquisition along with the Company's renewed leveraging strategy as it crossed the $10 billion in total assets threshold.

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2018 and 2017—Investments,” and Tables 1 and 2 contained therein.

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
Derivatives Not Designated in Hedge Relationships
Interest Rate Swaps: Banner Bank uses an interest rate swap program for commercial loan customers, in which we provide the client with a variable rate loan and enter into an interest rate swap in which the client receives a fixed rate payment in exchange for a variable rate payment. We offset our risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the client interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. At December 31, 2018, Banner Bank had $272.4 million in notional amounts of these customer interest rate swaps outstanding that were not designated in hedge relationships, with an equal amount of offsetting third party swaps also in place. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a free standing derivative.

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
In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, we could be required to settle our obligations under certain of these agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If we had breached any of these provisions at December 31, 2018 or 2017, we could have been required to settle our obligations under the agreements at the termination value. We generally post collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities.
Derivative assets and liabilities are recorded at fair value on the balance sheet. Prior to 2018, the recorded derivative assets and liabilities on the balance sheet did not take into account the effects of master netting agreements. Master netting agreements allow us to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

Derivatives Designated in Hedge Relationships

Our fixed-rate loans result in exposure to losses in value or net interest income as interest rates change. The risk management objective for hedging fixed-rate loans is to effectively convert the fixed rate received to a floating rate. Under a prior program that is now discontinued we hedged our exposure to changes in the fair value of certain fixed-rate loans through the use of interest rate swaps. As of December 31, 2018, Banner Bank was a party to $4.0 million in notional amounts of interest rate swaps designated in a hedge relationship. For a qualifying fair value hedge, changes in the value of the derivatives are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.

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

We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and non-bank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our acquisitions, branch relocations and renovation and advertising and marketing campaigns has been directed toward attracting additional deposit customer relationships and balances.  In addition, our electronic and digital banking activities including debit card and automated teller machine (ATM) programs, on-line Internet banking services and, most recently, customer remote deposit and mobile banking capabilities are all directed at providing products and services that enhance customer relationships and result in growing deposit balances as well as fee income.  Growing core deposits (non-interest-bearing checking and interest-bearing transaction and savings accounts) is a fundamental element of our business strategy. Core deposits were 86% of total deposits at December 31, 2018 compared to 88% a year earlier and 87% two years ago.

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit, treasury management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns.  At December 31, 2018, we had $9.48 billion of deposits.  For additional information concerning our deposit accounts, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2018 and 2017—Deposit Accounts,” including Table 8 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 9, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2018.  In addition, see Note 8, Deposits of the Notes to the Consolidated Financial Statements.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB serves as our primary borrowing source. The FHLB provides credit for member financial institutions such as Banner

Bank and Islanders Bank.  As members, the Banks are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities provided certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution, the adequacy of collateral pledged to secure the credit, and FHLB stock ownership requirements.  At December 31, 2018, we had $540.2 million of borrowings from the FHLB.  At that date, Banner Bank was authorized by the FHLB to borrow up to $4.59 billion under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $103.5 million under a similar agreement.  The Federal Reserve Bank serves as an additional source of borrowing capacity.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB.  At December 31, 2018, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $1.15 billion from the Federal Reserve Bank, although at that date we had no funds borrowed under this arrangement.  Although eligible to participate, Islanders Bank has not applied for approval to borrow from the Federal Reserve Bank.  For additional information concerning our borrowings, see Item 7 in this report, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2018 and 2017—Borrowings,” and Table 11 contained therein, as well as Note 9, Advances from Federal Home Loan Bank of Des Moines and Note 10, Other Borrowings of the Notes to the Consolidated Financial Statements.

At December 31, 2018, Banner Bank had uncommitted federal funds line of credit agreements with other financial institutions totaling $110.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2018. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with treasury management services provided to our larger deposit customers.  At December 31, 2018, we had issued retail repurchase agreements totaling $119.0 million. We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers; at December 31, 2018, we had no borrowings outstanding under wholesale repurchase agreements. The retail and wholesale repurchase borrowings were secured by pledges of certain U.S. Government and agency notes and mortgage-backed securities with a market value of $154.0 million at December 31, 2018.

We have also issued $120.0 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS).  The TPS were issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and were sold in private offerings to pooled investment vehicles.  In addition, Banner has $16.0 million of junior subordinated debentures that were acquired through acquisitions, for a total of $136.0 million in debentures at December 31, 2018. The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition. As of December 31, 2018 the fair value of the junior subordinate debentures was $114.1 million. All of the debentures issued to the trusts, measured at their fair value, less the common stock of the trusts, qualified as Tier I capital as of December 31, 2018, under guidance issued by the Federal Reserve Board. We invested substantially all of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank.  See Note 11, Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities, of the Notes to the Consolidated Financial Statements.

Personnel

As of December 31, 2018, we had 2,187 full time equivalent employees.  Banner Corporation has no employees except for those who are also employees of Banner Bank, its subsidiaries, and Islanders Bank.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

Federal Taxation

General:  For tax reporting purposes, we report our income on a calendar year basis using the accrual method of accounting on a consolidated basis.  We are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts.  See Note 12, Income Taxes, of the Notes to the Consolidated Financial Statements for additional information concerning the income taxes payable by us.

State Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed under Washington on gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to this tax.

California, Oregon, Idaho, Montana and Utah Taxation: Corporations with nexus in the states of California, Oregon, Idaho, Montana and Utah are subject to a corporate level income tax.  As our operations in these states increase, with the exception of our Utah operations which were sold in October 2017, the state income tax provision will have an increasing effect on our effective tax rate and results of operations.

Competition

We encounter significant competition both in attracting deposits and in originating loans.  Our most direct competition for deposits comes from other commercial and savings banks, savings associations and credit unions with offices in our market areas.  We also experience competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles.  We expect continued strong competition from such financial institutions and investment vehicles in the foreseeable future, including competition from on-line Internet banking competitors and "FinTech" companies that rely on technology to provide financial services.  Our ability to attract and retain deposits depends on our ability to provide transaction services and investment opportunities that satisfy the requirements of depositors.  We compete for deposits by offering a variety of accounts and financial services, including electronic banking capabilities, with competitive rates and terms, at convenient locations and business hours, and delivered with a high level of personal service and expertise.

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

The laws and regulations affecting banks and bank holding companies have changed significantly, particularly in connection with the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future. For additional information concerning the Dodd-Frank Act and the CFPB, see Item 1A., “Risk Factors—We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operation,” and “We will be subject to additional regulatory scrutiny since Banner Bank maintains total assets exceeding $10.0 billion.” We may also be affected by changes in accounting standards. See "2018 Reforms" below.

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

Deposit Insurance: The Deposit Insurance Fund of the FDIC insures deposit accounts of each of the Banks up to $250,000 per separately insured deposit relationship category.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.

Under the FDIC's rules the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  As of December 31, 2018, assessment rates ranged from 3 to 30 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution.
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

There were a number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015, some of which are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital and eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Trust preferred securities issued by a company, such as the Company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital under the current regulations.  If an institution grows above $15 billion as a result of an acquisition, the trust preferred securities are excluded from Tier 1 capital and instead included in Tier 2 capital. Mortgage servicing assets and deferred tax assets over designated percentages of CET1 are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we were eligible to elect, and did elect, to permanently opt out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.

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

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, Banner and each of the Banks must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement was phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased each year by 0.625% until the buffer requirement was fully implemented on January 1, 2019.

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

As of December 31, 2018, Banner Corporation and each of the Banks met the requirements to be "well capitalized" and the fully phased-in capital conservation buffer requirement.  For additional information, see Note 16, Regulatory Capital Requirements, of the Notes to the Consolidated Financial Statements.

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

The guidance provides that the strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2018, Banner Bank's and Islanders Bank's aggregate recorded loan balances for construction, land development and land loans were 94% and 33% of total regulatory capital, respectively.  In addition, at December 31, 2018, Banner Bank's and Islanders Bank's loans on commercial real estate were 310% and 219% of total regulatory capital, respectively.

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

Washington State has enacted laws regarding financial institution parity.  These laws afford Washington-chartered commercial banks the same powers as Washington-chartered savings banks and provide that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations.  Finally, the law provides additional flexibility for Washington-chartered banks with respect to interest rates on loans and other extensions of credit.  Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions.

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

Federal Reserve System:  The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.  At December 31, 2018, the Banks' deposits with the Federal Reserve Bank and vault cash exceeded their reserve requirements.

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

Dividends:  The amount of dividends payable by the Banks to the Company depends upon their earnings and capital position, and is limited by federal and state laws, regulations and policies, including the capital conservation buffer requirement.  Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. In addition, under Washington law, no bank may declare or pay any dividend in an amount greater than its retained earnings without the prior approval of the Washington DFI. The Washington DFI also has the power to require any bank to suspend the payment of any and all dividends.

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

Other Consumer Protection Laws and Regulations:  The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The quarter ended December 31, 2018, is the fourth consecutive quarter that Banner Bank will have reported assets exceeding $10 billion. Therefore, effective the second quarter of 2019 Banner Bank and its affiliates and subsidiaries will become subject to CFPB supervisory and enforcement authority. See Item 1A "Risk Factors—We will be subject to additional regulatory scrutiny since Banner Bank maintains total assets exceeding $10.0 billion."

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

2018 Reforms

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for depository institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.

In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to us or what specific impact the Economic Growth Act and the yet-to-be-written implementing rules and regulations implementing the Economic Growth Act will have.

Current Expected Credit Loss, or CECL, that will be effective for Banner for our first fiscal year beginning after December 15, 2019. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. In 2018, the federal banking regulators (the Federal Reserve, the OCC and the FDIC) adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

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

The Bank Holding Company Act:  Under the BHCA, Banner Corporation is supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Dodd-Frank Act provides that a bank holding company must serve as a source of financial strength to its subsidiary banks.  A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.  No regulations have yet been proposed by the Federal Reserve to implement the source of strength provisions of the Dodd-Frank Act.  Banner Corporation and any subsidiaries that it may control are considered “affiliates” of the Banks within the meaning of the Federal Reserve Act, and transactions between Banner Bank and affiliates are subject to numerous restrictions.  With some exceptions, Banner Corporation and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Banner Corporation or by its affiliates.

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

The Dodd-Frank Act: On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and implements certain capital regulations applicable to Banner Corporation and the Banks that are discussed above under the section entitled "Capital Requirements."

In addition, among other changes, the Dodd-Frank Act requires public companies, like Banner Corporation, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees.

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

For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time. For information on the Economic Growth Act, which amended the Dodd-Frank Act, see "2018 Reforms" above.

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

Dividends:  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. As described above under “Capital Requirements,” the capital conversion buffer requirement can also restrict Banner Corporation’s and the Banks’ ability to pay dividends. Further, under Washington law, Banner Corporation is prohibited from paying a dividend if, after making such dividend payment, it would be unable to pay its debts as they become due in the usual course of business, or if its total liabilities, plus the amount that would be needed in the event Banner Corporation were to be dissolved at the time of the dividend payment, to satisfy preferential rights on dissolution of holders of preferred stock ranking senior in right of payment to the capital stock on which the applicable distribution is to be made, exceed our total assets.

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2018, Banner Corporation repurchased 594,711 shares of its common stock at an average price of $57.82 per share.

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2018:

Name	Age	Position with Banner Corporation	Position with Banner Bank
Mark J. Grescovich	54	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director
Richard B. Barton	75		Executive Vice President, Chief Credit Officer
Peter J. Conner	53	Executive Vice President Chief Financial Officer Treasurer	Executive Vice President, Chief Financial Officer
James P. Garcia	59		Executive Vice President, Chief Audit Executive
Kenneth W. Johnson	56		Executive Vice President Operations
Kayleen R. Kohler	46		Executive Vice President Human Resources
Kenneth A. Larsen	49		Executive Vice President, Mortgage Banking
James P. G. McLean	54		Executive Vice President, Commercial Real Estate Lending Division
Craig Miller	67	Executive Vice President General Counsel	Executive Vice President General Counsel
Cynthia D. Purcell	61		Executive Vice President, Retail Banking and Administration
M. Kirk Quillin	56		Executive Vice President, Commercial Executive
James T. Reed, Jr.	56		Executive Vice President, Commercial Banking West
Steven W. Rust	71		Executive Vice President, Chief Information Officer
Judith A. Steiner	56		Executive Vice President Chief Risk Officer
Gary W. Wagers	58		Executive Vice President, Retail Products and Services
Keith A. Western	63		Executive Vice President, Commercial Banking South

Biographical Information

Set forth below is certain information regarding the executive officers of Banner Corporation and Banner Bank.  There are no family relationships among or between the directors or executive officers.

Mark J. Grescovich is President and Chief Executive Officer, and a director, of Banner Corporation and Banner Bank.  Mr. Grescovich joined Banner Bank in April 2010 and became Chief Executive Officer in August 2010 following an extensive banking career specializing in finance, credit administration and risk management.  Under his leadership, Banner has grown from $4.7 billion in assets in 2010 to more than $11 billion today through organic growth as well as selective acquisition.  During that time, Mr. Grescovich has guided the expansion of the Company’s footprint to nearly 200 locations in four states.  Prior to joining the Bank, Mr. Grescovich was the Executive Vice President and Chief Corporate Banking Officer for Akron, Ohio-based FirstMerit Corporation and FirstMerit Bank N.A., a commercial bank with $14.5 billion in assets and over 200 branch offices in three states.  He assumed the role and responsibility for FirstMerit’s commercial and regional line of business in 2007, having served since 1994 in various commercial and corporate banking positions, including that of Chief Credit Officer.  Prior to joining FirstMerit, Mr. Grescovich was a Managing Partner in corporate finance with Sequoia Financial Group, Inc. of Akron, Ohio and a commercial and corporate lending officer and credit analyst with Society National Bank of Cleveland, Ohio.  He has a Bachelor of Business Administration degree in finance from Miami University and a Master of Business Administration degree, also in finance, from The University of Akron.

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

Peter J. Conner joined Banner Bank in 2015 upon the acquisition of AmericanWest Bank (AmericanWest). Prior to joining Banner, Mr. Conner was the Chief Financial Officer for SKBHC LLC, the holding company for Starbuck Bancshares, Inc. (Starbuck), the holding company for AmericanWest, and AmericanWest from 2010 until he joined Banner Bank in 2015. Mr. Conner has 29 years of experience in executive finance positions at Wells Fargo Bank as well as regional community banks. Additionally, he spent time as a managing director for FSI Group, where he evaluated and placed equity fund investments in community banks. He earned a B.S. in Quantitative Economics from the University of California at San Diego and a Master's of Business degree from the Haas School of Business at U.C. Berkeley.

James P. Garcia is the Chief Audit Executive responsible for proactively identifying and mitigating risks as well as providing internal audit services in the areas of financial compliance, IT Governance, and operations.  He has more than 41 years of experience in the financial services industry.  Prior to joining Banner in 2017, Mr. Garcia served for 16 years at the Bank of Hawaii, most recently as Executive Vice President and Chief Audit Executive, with prior positions as Vice President and Senior Audit Manager.  Mr. Garcia also has 24 years of experience at Bank of America where he held several positions in consumer and commercial operations management and audit, including that of Audit Director.  Mr. Garcia earned his bachelor's degree in management from St. Mary's College of California and is a graduate of the School of Mortgage Banking.  He is a Certified Bank Auditor (CBA), holds a Certification in Risk Management Assurance (CRMA) and is a Certified Information Systems Auditor (CISA).

Kenneth W. Johnson has over 30 years of banking experience.  Prior to joining Skagit Bank in 2015, Mr. Johnson held various executive positions with Chemical Financial Corporation, including production oversight of commercial, mortgage, consumer and deposit generation. In addition, while at Chemical, he served nine years as Executive Vice President, Director of Bank Operations, responsible for nine business units including the branch system, information technology, corporate marketing, loan operations, deposit operations, electronic banking, facilities/purchasing, card services, and customer care centers. Prior to Chemical, he held leadership roles in retail banking and operations at Shoreline Bank and as Vice President, Zone Manager for Michigan National Bank. Mr. Johnson holds a Bachelor of Arts Degree in Business Administration from Michigan State University. He is also a graduate of Stonier Graduate School of Banking.

Kayleen R. Kohler joined Banner Bank in 2016 as Executive Vice President of Human Resources. Ms. Kohler’s focus is on driving organizational design priorities at Banner Bank including: leadership development, talent acquisition, workforce planning, employee relations, compensation, benefits, diversity initiatives, payroll, and safety. Prior to joining Banner, Ms. Kohler served 20 years in progressive human resource leadership roles for Plum Creek Timber Company, now Weyerhaeuser. She holds bachelors’ degrees in Marketing as well as Business Management from Northwest Missouri State University and a master’s in Organizational Management from the University of Phoenix. Through continuing education, she maintains her certifications as a Senior Professional in Human Resources or SPHR and a Society of Human Resources Management Senior Certified Professional or SHRM-SCP.

Kenneth A. Larsen joined Banner Bank in 2005 as the Real Estate Administration Manager and was promoted to Mortgage Banking Director in 2010. Mr. Larsen is responsible for Banner Bank’s mortgage banking activities from origination, administration, secondary marketing, through loan servicing. Mr. Larsen has had a 27-year career in mortgage banking, including holding positions in all facets of operations and management. A graduate of Eastern Washington University, he earned a Bachelor of Arts in Education with a degree in Social Science and earned certificates from the Pacific Coast Banking School and the School of Mortgage Banking. He is also a Certified Mortgage Banker, the highest designation recognized by the Mortgage Bankers Association. Mr. Larsen began his career at Action Mortgage/Sterling Savings, later moving to Peoples Bank of Lynden where he managed the mortgage banking operation. Mr. Larsen also served as the 90th President of the Seattle Mortgage Bankers Association. Formerly he was the Chairman of the Washington Mortgage Bankers Association and currently serves as a commissioner on the Washington State Housing Finance Commission. He was promoted to Executive Vice President in 2015.

James P.G. McLean joined Banner Bank in November 2010 and is Executive Vice President of the Commercial Real Estate Lending Division, leading teams within the Multifamily Lending Group, Commercial Real Estate Specialty Unit, Residential Construction and Income Property Divisions, as well as the loan administration functions related to this division.  Mr. McLean has 28 years of real estate finance experience at large national commercial banks as well as community banks.  This experience includes ten years in executive leadership roles and as a principal of a mid-sized regional commercial real estate development firm.  Mr. McLean earned his bachelor’s degree from the University of Washington.  His community volunteering is focused on organizations that serve local youth, including the Boy Scouts of America, Lake Washington School District and numerous coaching positions.

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
M. Kirk Quillin joined Banner Bank’s commercial banking group in 2002 as a Senior Vice President and commercial banking manager for the Spokane, Washington, and Idaho markets.  He was named the East Region Commercial Banking Executive in July 2012, responsible for commercial and specialty banking for all locations in Eastern Washington, Eastern Oregon and Idaho.  Currently, he is overseeing a project that addresses both efficiency and scalability for Banner Bank.  Mr. Quillin began his career in the banking industry in 1984 with Idaho First National Bank, which is now U.S. Bank.  His career also included management positions in commercial lending with Washington Mutual.  He earned a B.S. in Finance and Economics from Boise State University and was certified by the Pacific Coast Banking School and Northwest Intermediate Commercial Lending School.

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

Steven W. Rust joined Banner Bank in October 2005 as Senior Vice President and Chief Information Officer and was named to his current position as Executive Vice President and Chief Information Officer in September 2007. Mr. Rust has over 39 years of relevant industry experience prior to joining Banner Bank and was founder and President of InfoSoft Technology, through which he worked for nine years as a technology consultant and interim Chief Information Officer for banks and insurance companies. He also worked 19 years with US Bank/West One Bancorp as Senior Vice President & Manager of Information Systems.
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

Gary W. Wagers joined Banner Bank as Senior Vice President, Consumer Lending Administration in 2002 and was named to his current position in Retail Products and Services in January 2008. Mr. Wagers began his banking career in 1982 at Idaho First National Bank. Prior to joining Banner Bank, his career included senior management positions in retail lending and branch banking operations with West One Bank and US Bank. Mr. Wagers earned his bachelor's degree from Whitman College and his Master's of Business degree from the University of Oregon. He is also a graduate of the ABA's Stonier School of Banking.

Keith A. Western is Executive Vice President, Commercial Banking South for Banner Bank, joining Banner upon the merger of AmericanWest and Banner Bank. Prior to the merger, Mr. Western was President of Northwest Banking for AmericanWest since 2011. Mr. Western has 41 years of banking experience across multiple markets including the western, eastern and mid-western United States and Canada. The bulk of Mr. Western’s career was with Bank of America (approximately 15 years) and Citibank (approximately 12 years) in a variety of assignments including asset based lending, commercial and business banking, and credit risk management.

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

Our operations are significantly affected by national and regional economic conditions.  Weakness in the national economy or the economies of the markets in which we operate could have a material adverse effect on our financial condition, results of operations and prospects. We provide banking and financial services primarily to businesses and individuals in the states of Washington, Oregon, California and Idaho.  All of our branches and most of our deposit customers are also located in these four states.  Further, as a result of a high concentration of our customer base in the Puget Sound area and eastern Washington state regions, the deterioration of businesses in these areas, or one or more businesses with a large employee base in these areas, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.  Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. In addition, adverse weather conditions as well as decreases in market prices for agricultural products grown in our primary markets can adversely affect agricultural businesses in our markets. As we expand our presence in areas such as San Diego and Sacramento, and throughout California, we will be exposed to concentration risks in those areas as well.

While real estate values and unemployment rates in the market areas we serve have generally improved, a deterioration in economic conditions in these markets, in particular the Puget Sound area of Washington State, the Portland, Oregon metropolitan area, Spokane, Washington, Boise, Idaho, Eugene and southwest Oregon, San Diego and Sacramento, California and the agricultural regions of the Columbia Basin, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our allowance for loan losses;

•	collateral for loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or non-interest-bearing deposits may decrease.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are more geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes, flooding and tornadoes.

Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

Our loan portfolio includes loans with a higher risk of loss.

In addition to first-lien one- to four -family residential real estate lending, we originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, agricultural mortgage loans and agricultural loans, and consumer loans, primarily within our market areas.  We had $7.71 billion outstanding in these types of higher risk loans at December 31, 2018, compared to $6.75 billion at December 31, 2017.  These loans typically present different risks to us for a number of reasons, including those discussed below:

•
Construction and Land Loans. At December 31, 2018, construction and land loans were $1.11 billion, or 13% of our total loan portfolio.  This type of lending is subject to the inherent difficulties in estimating both a property’s value at completion of a project and the estimated cost (including interest) of the project.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of a completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project's loan-to-value ratio. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to ensure completion of the project. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects.  This type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of managing our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to independently repay principal and interest.

Construction loans made by us include those with a sales contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may not be identified either during or following the construction period.  We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations.  The maximum number of speculative loans (loans that are not pre-sold) approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product and the ratio of sold to unsold inventory the builder maintains.  We have attempted to diversify the risk associated with speculative construction lending by doing business with a large number of small and mid-sized builders spread over a relatively large geographic region representing numerous sub-markets within our service area.

As a result of the recent improvement in real estate values in certain of our market areas, this category of lending has increased significantly in recent years and our investment in construction and land loans increased by $200.0 million or 22% in 2018. At December 31, 2018, construction and land loans that were non-performing were $3.2 million, or 20% of our total non-performing loans.

•
Commercial and Multifamily Real Estate Loans. At December 31, 2018, commercial and multifamily real estate loans were $3.93 billion, or 45% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. At December 31, 2018, commercial and multifamily real estate loans that were non-performing were $4.1 million, or 26% of our total non-performing loans.

•
Commercial Business Loans.  At December 31, 2018, commercial business loans were $1.48 billion, or 17% of our total loan portfolio. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  A borrower's cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral includes accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.  At December 31, 2018, commercial business loans that were non-performing were $2.9 million, or 19% of our total non-performing loans.

•
Agricultural Loans.  At December 31, 2018, agricultural loans were $404.9 million, or 5% of our total loan portfolio.  Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers.  These factors include adverse weather conditions that prevent the planting of a crops or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, tariffs and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value. At December 31, 2018, there were $1.8 million of agricultural loans that were non-performing, or 11% of total non-performing loans.

•
Consumer Loans.  At December 31, 2018, consumer loans were $785.0 million, or 9% of our total loan portfolio.  Our consumer loans often entail greater risk than first-lien residential mortgage loans. Home equity lines of credit generally entail greater risk than do one- to four-family residential mortgage loans where we are in the first lien position. For those home equity lines secured by a second mortgage, it is less likely that we will be successful in recovering all of our loan proceeds in the event of default. Our foreclosure on these loans requires that the value of the property be sufficient to cover the repayment of the first mortgage loan, as well as the costs associated with foreclosure. In the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these consumer loans.  Loans that we purchased, or indirectly originated, may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as us, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2018, consumer loans that were non-performing were $1.5 million, or 10% of our total non-performing loans.

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

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment.  This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•	the duration of the loan;

•	the character and creditworthiness of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience, certain macroeconomic factors, regulatory requirements and management’s expectations of future events;

•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral; and

•	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for loan losses through the provision for losses on loans which is recorded as charged against income. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.

Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. If current conditions in the housing and real estate markets weaken, we expect we will experience increased delinquencies and credit losses.

The Financial Accounting Standards Board has adopted a new accounting standard referred to as Current Expected Credit Loss (CECL) which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is expected to be applicable to us for our first fiscal year after December 15, 2019. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a onetime cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. We may be adversely affected by risks associated with potential acquisitions.

As part of our general growth strategy, we have recently expanded our business through acquisitions. During the fourth quarter of 2018, we acquired Skagit, and expect system integration to be completed in the first quarter of 2019. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by Banner’s existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of Banner’s stock. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

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

•
Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this situation in the future;

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

•	We have completed various acquisitions in the past few years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future; and

•
To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below under “-If the goodwill we have recorded in connection with acquisitions become impaired, our earnings and capital could be reduced,” we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition.

The required accounting treatment of loans we acquire through acquisitions including purchase credit impaired loans could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

Under GAAP, we are required to record loans acquired through acquisitions, including purchase credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances as of the acquisition date. Actual performance could differ from management’s initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount accretion. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we could experience downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.

We may be adversely affected by recent changes in U.S. tax laws.
Changes in tax laws contained in the 2017 Tax Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) limitations on interest deductions for home equity loans, (iii)

a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve has steadily increased the targeted federal funds rate over the last three fiscal years to 2.50% at December 31, 2018. The Federal Reserve could make additional increases in interest rates during 2019 subject to economic conditions. If the Federal Reserve increases the targeted federal funds rates, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, (iv) the ability of our borrowers to repay adjustable or variable rate loans, and (v) the average duration of our investment securities portfolio and other interest-earning assets. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

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

In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust.  Approximately 66% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2018, and approximately $2.81 billion, or 49%, of those loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  At December 31, 2018, the weighted average floor interest rate of these loans was 4.71%.  At that date, approximately $845.8 million, or 30%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information about our interest rate risk management.

Uncertainty relating to the London Interbank Offered Rate (LIBOR) calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

We will be subject to additional regulatory scrutiny since Banner Bank maintains total assets exceeding $10.0 billion.

Banner Bank's total assets were $11.58 billion at December 31, 2018, the fourth consecutive quarter where the total assets of Banner Bank exceeded $10 billion. As a result, Banner Bank and its affiliates will become subject to a number of additional requirements (such as general oversight by the CFPB) that will impose additional compliance costs on our business. As a result, there may also be additional higher expectations from regulators. The CFPB has supervision authority, including examination authority, over such institutions and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.

Since Banner Bank has exceeded $10 billion in assets for four consecutive quarters, the method for determining its federal deposit insurance assessments will change from the method for smaller institutions (based on CAMELS ratings and certain financial ratios) to a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate. The performance score is based on measures of the bank’s ability to withstand asset-related stress and funding-related stress and weighted CAMELS ratings, which are ratings ascribed under the CAMELS supervisory rating system and assigned based on a supervisory authority’s analysis of a bank’s financial statements and on-site examinations. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard. The resulting initial base assessment rate is also subject to adjustments downward based on long-term unsecured debt issued by the bank, to adjustment upward based on long-term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10% of its domestic deposits.

The Dodd-Frank Act also requires publicly-traded bank holding companies with average assets of $10 billion or more for four consecutive quarters to establish a risk committee responsible for enterprise-wide risk management practices, comprised of independent directors, including one risk management expert.

As a result of the above, now that Banner's and Banner Bank’s total assets exceed $10 billion deposit insurance assessments, expenses related to regulatory compliance are likely to increase, and interchange fee income will decrease, the cumulative effect of which may be significant.

Reductions in interchange income could negatively impact our earnings.

Banner Bank and Islanders Bank expect to be affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more at year end and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Banner and Banner Bank exceeded $10 billion in assets as of December 31, 2018 and therefore Banner Bank and Islanders Bank will be subject to the Durbin Amendment interchange fee limitation effective July 1, 2019. The Federal Reserve has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. Based on current debit card volume, we believe we will experience a reduction of approximately $15 million a year in debit card related fee income and pre-tax earnings following the application of the Durbin Amendment to Banner Bank and and Islanders Bank beginning July 1, 2019.

Interchange income is derived from fees paid by merchants to the interchange network in exchange for the use of the network's infrastructure and payment facilitation. These fees are paid to card issuers to compensate them for the costs associated with issuance and operation. We earned interchange fees on card transactions from our debit cards, including $23.2 million during the year ended December 31, 2018. Merchants have attempted to negotiate lower interchange rates, and the Durbin Amendment to the Dodd-Frank Act, which we are subject to now that our total assets exceed $10.0 billion, limits the amount of interchange fees that may be charged for certain debit card transactions. See “We will be subject to additional regulatory scrutiny since Banner Bank maintains total assets exceeding $10.0 billion.” As the financial services industry evolves, consumers may find debit financial services to be less attractive than traditional or other financial services. Consumers might not use debit card financial services for any number of reasons, including the general perception of our industry. If consumers do not continue or increase their usage of debit cards, including making changes in the way debit cards are loaded, our operating revenues and debit card deposits may remain at current levels or decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of debit financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and debit cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations. Merchants may also continue to pursue alternative payment platforms, such as Apple Pay, to lower their processing costs. Any such new payment system may reduce our interchange income. Our failure to comply with the operating regulations set forth by payment card networks, which may change, could subject us to penalties, fees or the termination of our license to use the networks. Any of these scenarios could have a material impact on our business, financial condition and results of operations.

Our business and financial results could be impacted materially by adverse results in legal proceedings.

Legal proceedings could result in judgments, significant time and attention from our management, or other adverse effects on our business and financial results. We establish estimated liabilities for legal claims when payments associated with claims become probable and the amount of loss can be reasonably estimated. We may still incur losses for a matter even if we have not established an estimated liability. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts accrued for that matter. The ultimate resolution of any legal proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our shareholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. These bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions.

Additionally, actions by regulatory agencies or significant litigation against us and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us with future legislation.

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

Development of new products and services may impose additional costs on us and may expose us to increased operational risk.

Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as “Blockchain,” and developing potentially industry-changing new products, services and industry standards. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.

If the goodwill we have recorded in connection with acquisitions become impaired, our earnings and capital could be reduced.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of our testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine the fair value of a reporting unit is less than its carrying amount using these qualitative factors, we then compare the fair value of goodwill with its carrying amount and measure impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger additional impairment losses, which could be materially adverse to our operating results and financial position.

We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our results of shareholders’ equity and financial results and could cause a decline in our stock price. The acquisitions of Skagit Bancorp, Inc, and its subsidiary, Skagit Bank have increased our goodwill.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. A tightening of the credit markets resulting in our inability to obtain adequate funding may negatively affect our liquidity, asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, and the sale of loans or investment securities, maturity of investment securities and loan payments, we rely from time to time on advances from the FHLB of Des Moines, and certain other wholesale funding sources to meet liquidity demands. Our liquidity position could be significantly constrained if we were unable to access funds from the FHLB of Des Moines or other wholesale funding sources. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable to us could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations

Additionally, our liquidity is affected by our collateralized public funds, which are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs.

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

Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

The board of directors oversees the risk management process, including the risk of cybersecurity breaches, and engages with management on cybersecurity issues.

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

Our articles of incorporation contain a provision which could limit the voting rights of a holder of our common stock.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2018, we have 182 branch offices located in Washington, Oregon, California, and Idaho.  The 182 branches include 179 Banner Bank branches and three Islanders Bank branches.  Geographically we have 93 branches are located in Washington, 43 in Oregon, 32 in California and 14 in Idaho.  Of these branch locations, approximately half are owned and the other half are leased facilities.  In addition to the branch locations, we also have 17 loan production offices, ten of which are located in Washington, three in California, two in Oregon, and one each in Idaho and Utah.  All loan production offices are leased facilities. The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from one to 25 years.  Administrative support offices are primarily in Washington, where we have ten facilities, of which we own six and lease two.  Additionally, we have two leased administrative support offices in both Idaho and Oregon.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

Item 3 – Legal Proceedings

In the normal course of our business, we have various legal proceedings and other contingent matters pending. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. Furthermore, in some matters, it is difficult to assess potential exposure because the legal proceeding is still in the pretrial stage. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, operations or cash flows.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our voting common stock is principally traded on the NASDAQ Global Select Market under the symbol “BANR.”  Shareholders of record as of December 31, 2018 totaled 2,141 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2018:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Board Authorization

October 1, 2018 - October 31, 2018	2,833	$62.37	—	1,621,549
November 1, 2018 - November 30, 2018	137,975	59.86	137,975	1,483,574
December 1, 2018 - December 31, 2018	187,046	57.62	187,025	1,296,549
Total for quarter	327,854	58.60	325,000	1,296,549

On March 28, 2018, the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company's common stock, or 1,621,549 of the Company's outstanding shares. Under the authorization, shares may be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the quarter end December 31, 2018, the Company repurchased 325,000 shares under the 2018 stock repurchase authorization, leaving 1,296,549 shares available under this authorization for future repurchase. In addition, during the first quarter of 2018, the Company repurchased 269,711 shares under the previously announced 2017 stock repurchase authorization.

In addition, 2,854 shares were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants in the fourth quarter of 2018.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Banner and its subsidiaries that were in effect at December 31, 2018:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock and unit grants	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2012 Restricted Stock and Incentive Bonus Plan	8,014	n/a	30,137
2014 Omnibus Incentive Plan	307,287	n/a	376,260
2018 Omnibus Incentive Plan	—		—
	315,301		406,397
Equity compensation plans not approved by security holders	—		—
Total	315,301		406,397

There were no shares tendered in connection with option exercises during the years ended December 31, 2018 and 2017, respectively. Restricted shares canceled to pay withholding taxes totaled 27,653 and 29,579 during the years ended December 31, 2018 and 2017, respectively.

Performance Graph

The following graph compares the cumulative total shareholder return on Banner Corporation common stock with the cumulative total return on the NASDAQ (U.S. Stock) Index, a peer group of the SNL $5 Billion to $10 Billion Asset Bank Index and a peer group of the SNL NASDAQ Bank Index.  Total return assumes the reinvestment of all dividends.

	Year Ended
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Banner Corporation	100.00	97.70	105.76	130.72	133.67	133.73
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank $5B-$10B	100.00	103.01	117.34	168.11	167.48	151.57
SNL Bank NASDAQ	100.00	103.57	111.80	155.02	163.20	137.56

*Assumes $100 invested in Banner Corporation common stock and each index at the close of business on December 31, 2013 and that all dividends were reinvested.  Information for the graph was provided by SNL Financial L.C. © 2019.

Our ability to pay dividends on our common stock depends primarily on dividends we receive from Banner Bank and Islanders Bank. The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors, including required payments on our TPS, and is subject to the discretion of our board of directors. As a result of continued strong earnings, levels of capital, asset quality and financial condition during 2018, we increased our regular quarterly dividend to $0.35 per share for the first quarter of 2018 with a second increase to $0.38 per share for the third quarter of 2018 and declared a special dividend of $0.50 in the second quarter 2018. There can be no assurance that we will pay dividends on our common stock in the future. For additional information on our ability to pay dividends, see Item 1 of this report, “Business–Regulation–Banner Bank and Islanders Bank–Dividends” and “Banner Corporation–Dividends.”

Item 6 – Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2018, 2017, 2016, 2015, and 2014 and for the years then ended have been derived from our audited consolidated financial statements.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	December 31
(In thousands)	2018	2017	2016	2015	2014
Total assets	$11,871,317	$9,763,209	$9,793,688	$9,796,298	$4,723,163
Cash and securities (1)	2,168,535	1,473,608	1,353,583	1,655,290	708,609
Loans receivable, net	8,588,110	7,509,856	7,365,151	7,236,496	3,755,127
Deposits	9,477,048	8,183,431	8,121,414	8,055,068	3,898,950
Borrowings	773,275	194,769	255,101	324,186	187,436
Common shareholders’ equity	1,478,595	1,272,626	1,305,710	1,300,059	582,888
Total shareholders’ equity	1,478,595	1,272,626	1,305,710	1,300,059	582,888
Shares outstanding	35,183	32,726	33,193	34,242	19,572
OPERATING DATA:
	For the Year Ended December 31
(In thousands)	2018	2017	2016	2015	2014
Interest income	$463,632	$412,284	$391,477	$254,433	$190,661
Interest expense	32,659	19,250	16,408	12,154	10,789
Net interest income before provision for loan losses	430,973	393,034	375,069	242,279	179,872
Provision for loan losses	8,500	8,000	6,030	—	—
Net interest income	422,473	385,034	369,039	242,279	179,872
Deposit fees and other service charges	48,074	43,452	41,911	33,767	25,634
Mortgage banking operations revenue	21,343	20,880	25,552	17,720	10,249
Net change in valuation of financial instruments carried at fair value	3,775	(2,844)	(2,620)	(813)	1,374
All other non-interest income	10,816	23,712	11,382	4,778	12,815
Total non-interest income	84,008	85,200	76,225	55,452	50,072
REO operations expense (recoveries), net	804	(2,030)	175	397	(446)
All other non-interest expenses	340,567	321,000	315,449	229,363	149,268
Total non-interest expense	341,371	318,970	315,624	229,760	148,822
Income before provision for income tax expense	165,110	151,264	129,640	67,971	81,122
Provision for income tax expense	28,595	90,488	44,255	22,749	27,052
Net income	$136,515	$60,776	$85,385	$45,222	$54,070

(footnotes follow)

PER COMMON SHARE DATA:
	At or For the Years Ended December 31
	2018	2017	2016	2015	2014
Net income:
Basic	$4.16	$1.85	$2.52	$1.90	$2.79
Diluted	4.15	1.84	2.52	1.89	2.79
Common shareholders’ equity per share (2)	42.03	38.89	39.34	37.97	29.78
Common shareholders’ tangible equity per share (2)(9)	31.45	30.78	31.06	29.64	29.64
Cash dividends	1.96	2.00	0.88	0.72	0.72
Dividend payout ratio (basic)	47.12%	108.11%	34.92%	37.89%	25.78%
Dividend payout ratio (diluted)	47.23%	108.70%	34.92%	38.10%	25.84%

OTHER DATA:
	As of December 31
	2018	2017	2016	2015	2014
Full time equivalent employees	2,187	2,078	2,078	2,063	1,150
Number of branches	182	178	190	202	93

(footnotes follow)

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2018	2017	2016	2015	2014
Performance Ratios:
Return on average assets (3)	1.29%	0.60%	0.87%	0.72%	1.17%
Return on average common equity (4)	10.45	4.57	6.41	5.56	9.59
Average common equity to average assets	12.37	13.09	13.54	12.87	12.20
Interest rate spread (5)	4.40	4.23	4.19	4.09	4.04
Net interest margin (6)	4.43	4.24	4.20	4.10	4.07
Non-interest income to average assets	0.80	0.84	0.78	0.88	1.08
Non-interest expense to average assets	3.23	3.14	3.21	3.64	3.22
Efficiency ratio (7)	66.29	66.70	69.94	77.17	64.72
Average interest-earning assets to funding liabilities	106.09	105.69	105.84	107.59	108.78
Selected Financial Ratios:
Allowance for loan losses as a percent of total loans at end of period	1.11	1.17	1.15	1.07	1.98
Net (charge-offs) recoveries as a percent of average outstanding loans during the period	(0.01)	(0.07)	0.03	0.04	0.05
Non-performing assets as a percent of total assets	0.16	0.28	0.35	0.28	0.43
Allowance for loan losses as a percent of non-performing loans (8)	616.36	329.38	380.87	512.47	453.56
Common shareholders’ tangible equity to tangible assets (9)	9.62	10.61	10.83	10.68	12.29
Consolidated Capital Ratios:
Total capital to risk-weighted assets	13.12	13.81	13.40	13.63	16.80
Tier 1 capital to risk-weighted assets	12.12	12.77	12.41	12.65	15.54
Tier 1 capital to average leverage assets	10.98	11.34	11.83	11.06	13.41
Common equity tier I capital to risk-weighted assets	10.75	11.30	11.19	12.13	na

(1)	Includes securities available-for-sale and held-to-maturity.

(2)	Calculated using shares outstanding, excluding unearned restricted shares held in ESOP.

(3)	Net income divided by average assets.

(4)	Net income divided by average common equity.

(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.

(7)	Non-interest expenses divided by the total of net interest income before loan losses and non-interest income.

(8)	Non-performing loans consist of nonaccrual and 90 days past due loans still accruing interest.

(9)
Common shareholders’ tangible equity per share and the ratio of tangible common shareholders’ equity to tangible assets are non-GAAP financial measures.  We calculate tangible common equity by excluding the balance of goodwill and other intangible assets from shareholders’ equity.  We calculate tangible assets by excluding the balance of goodwill and other intangible assets from total assets.  We believe that this is consistent with the treatment by our bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios.  Management believes that these non-GAAP financial measures provide information to investors that is useful in understanding the basis of our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP.  Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures as calculated by other companies. For a reconciliation of these non–GAAP measures, see Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview."

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

Executive Overview

Banner Corporation's successful execution of its strategic plan and operating initiatives continued in 2018, as evidenced by our solid core operating results and profitability. We have made substantial progress on our goals to achieve and maintain the Company's moderate risk profile as well as to develop and continue consistent and sustainable earnings momentum. Highlights for the year included continued strong asset quality, outstanding client acquisition, strong revenue generation from core operations and the Skagit acquisition.

For the year ended December 31, 2018, our net income was $136.5 million, or $4.15 per diluted share, compared to net income of $60.8 million, or $1.84 per diluted share for the year ended December 31, 2017 and $85.4 million, or $2.52 per diluted share for the year ended December 31, 2016. Current year results were positively impacted by growth in interest-earning assets. Net income for both 2018 and 2017 were impacted by one-time tax adjustments primarily as a result of the enactment of the 2017 Tax Act, which reduced the marginal federal corporate income tax rate from 35% to 21%. Our net income for the year ended December 31, 2018, was increased by $5.5 million of tax benefit adjustments, which included the release of a $4.2 million valuation reserve previously recorded as a provisional amount related to the 2017 Tax Act. Our net income for 2017 was reduced by a $42.6 million, or $1.29 per diluted share, related to revaluation of our net deferred tax asset as a result of the 2017 Tax Act. In 2017, our results also included a net gain of $12.2 million as a result of the Utah Branch Sale. Our results for the years ended December 31, 2018 and 2016 were also impacted by $5.6 million and $11.7 million of acquisition-related expenses, respectively. There were no acquisition-related expenses in 2017.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Our net interest income before provision for loan losses increased 10% to $431.0 million for the year ended December 31, 2018, compared to $393.0 million for the prior year. This increase in net interest income reflects growth in average interest-earning assets, mostly loans, as well as increased yields. During the year ended December 31, 2018, our interest spread increased to 4.40% from 4.23% for the prior year while our net interest margin increased to 4.43% compared to 4.24% for the prior year. Our net interest margin was enhanced 10 basis points in both 2018 and 2017 by acquisition accounting adjustments, primarily the amortization of acquisition accounting discounts on purchased loans obtained from acquisitions, which are accreted into loan interest income.

Although our credit quality metrics continue to reflect our moderate risk profile, we recorded an $8.5 million provision for loan losses in the year ended December 31, 2018, primarily due to the organic growth in the loan portfolio, the renewal of acquired loans out of the discounted loan portfolios and net charge-offs, compared to an $8.0 million provision for loan losses recorded in 2017 and $6.0 million in 2016. Non-performing loans decreased to $15.7 million at December 31, 2018, compared to $27.0 million a year earlier. Our allowance for loan losses at December 31, 2018 was $96.5 million, representing 616% of non-performing loans. (See Note 5, Loans Receivable and the Allowance for Loan Losses, of the Notes to the Consolidated Financial Statements as well as “Asset Quality” below in this Form 10-K.)

Our net income also is affected by the level of our non-interest income, including deposit fees and other service charges, results of mortgage banking operations, which includes loan origination and servicing fees and gains and losses on the sale of loans, and gains and losses on the sale securities, as well as our non-interest expense and income tax provisions. In addition, our net income is affected by the net change in the value of certain financial instruments carried at fair value. Our total non-interest income was $84.0 million for the year ended December 31, 2018, compared to $85.2 million for the year ended December 31, 2017. For the year ended December 31, 2018, we recorded a net gain of $3.8 million for fair value adjustments and $837,000 in net losses on the sale of securities. In comparison, for the year ended December 31, 2017, we recorded a net loss of $2.8 million for fair value adjustments and $2.1 million in net losses on the sale of securities, offset by a $12.2 million gain on the Utah Branch Sale.

Our total revenues (net interest income before the provision for loan losses plus total non-interest income) for the year ended December 31, 2018 increased $36.7 million, or 8%, to $515.0 million, compared to $478.2 million for the same period a year earlier, largely as a result of increased interest income.  Our total revenues from core operations (a non-GAAP financial measure), which excludes net gains and losses on sale of securities, fair value adjustments, and gains on sale of branches, including related loans and deposits, increased by $41.1 million, or 9%, to $512.0 million for the year ended December 31, 2018, compared to $471.0 million a year earlier.

For the year ended December 31, 2018, non-interest expense increased 7% to $341.4 million, compared to $319.0 million for the year ended December 31, 2017. The increase was largely attributable to the inclusion of acquired Skagit operations in the last two months of 2018, along with higher salary and employee benefits mostly due to the build-out of the Company's risk management and delivery platform infrastructure, and $5.6 million of merger and acquisition-related expenses in 2018.

Non-GAAP financial measures: Non-interest income, revenues and other earnings information excluding fair value adjustments, net gains or losses on sale of securities and, in certain periods gain on the sale of branches including related loans and deposits and acquisition-related costs, and non-interest expenses, excluding state/municipal business and occupational tax expense, CDI amortization, REO net gain or loss and acquisition-related costs, are non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations and in understanding our capital position.  However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures.  For a reconciliation of these non-GAAP financial measures, see the tables below.  Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report (dollars in thousands, except share and per share data):

	For the Years Ended December 31
	2018	2017	2016
REVENUE FROM CORE OPERATIONS:
Net interest income before provision for loan losses (GAAP)	$430,973	$393,034	$375,069
Total non-interest income	84,008	85,200	76,225
Total GAAP revenue	514,981	478,234	451,294
Exclude net loss (gain) on sale of securities	837	2,080	(843)
Exclude change in valuation of financial instruments carried at fair value	(3,775)	2,844	2,620
Exclude gain on sale of branches, including related loans and deposits	—	(12,189)	—
Revenue from core operations (non-GAAP)	$512,043	$470,969	$453,071
EARNINGS FROM CORE OPERATIONS:
Net income (GAAP)	$136,515	$60,776	$85,385
Exclude net loss (gain) on sale of securities	837	2,080	(843)
Exclude change in valuation of financial instruments carried at fair value	(3,775)	2,844	2,620
Exclude gain on sale of branches, including related loans and deposits	—	(12,189)	—
Exclude acquisition related costs	5,607	—	11,733
Exclude related tax (benefit) expense	(426)	2,615	(4,857)
Exclude tax adjustments related to tax reform and valuation reserves	(4,207)	42,630	—
Total earnings from core operations (non-GAAP)	$134,551	$98,756	$94,038
Diluted earnings per share (GAAP)	$4.15	$1.84	$2.52
Diluted core earnings per share (non-GAAP)	$4.09	$2.99	$2.78

	December 31
ADJUSTED EFFICIENCY RATIO:	2018	2017	2016
Non-interest expense (GAAP)	$341,371	$318,970	$315,624
Exclude acquisition-related costs	(5,607)	—	(11,733)
Exclude CDI amortization	(6,047)	(6,246)	(7,061)
Exclude state/municipal tax expense	(3,284)	(2,594)	(3,516)
Exclude REO (loss) gain	(804)	2,030	(175)
Adjusted non-interest expense (non-GAAP)	$325,629	$312,160	$293,139

Net interest income before provision for loan losses (GAAP)	$430,973	$393,034	$375,069
Non-interest income (GAAP)	84,008	85,200	76,225
Total revenue	514,981	478,234	451,294
Exclude net loss (gain) on sale of securities	837	2,080	(843)
Exclude net change in valuation of financial instruments carried at fair value	(3,775)	2,844	2,620
Exclude gain on sale of branches, including related loans and deposits	—	(12,189)	—
Adjusted revenue (non-GAAP)	$512,043	$470,969	$453,071

Efficiency ratio (GAAP)	66.29%	66.70%	69.94%
Adjusted efficiency ratio (non-GAAP)	63.59%	66.28%	64.70%

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

	December 31
	2018	2017	2016
Shareholders’ equity (GAAP)	$1,478,595	$1,272,626	$1,305,710
Exclude goodwill and other intangible assets, net	372,078	265,314	274,745
Common shareholders’ tangible equity (non-GAAP)	$1,106,517	$1,007,312	$1,030,965
Total assets (GAAP)	$11,871,317	$9,763,209	$9,793,668
Exclude goodwill and other intangible assets, net	372,078	265,314	274,745
Total tangible assets (non-GAAP)	$11,499,239	$9,497,895	$9,518,923
Common shareholders' equity to total assets (GAAP)	12.46%	13.03%	13.33%
Common shareholders’ tangible equity to tangible assets (non-GAAP)	9.62%	10.61%	10.83%
Common shares outstanding	35,182,772	32,726,485	33,193,387
Common shareholders' equity per share (GAAP)	$42.03	$38.89	$39.34
Common shareholders' tangible equity per share (non-GAAP)	$31.45	$30.78	$31.06

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

The allowance for loan losses is maintained at a level sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance for loan losses.  The reserve is based upon factors and trends identified by us at the time financial statements are prepared.  Although we use the best information available, future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond our control.  The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio as well as individual review of certain large balance loans. Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral less selling costs and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  We continue to assess the collateral of these loans and update our appraisals on large balance impaired loans on an annual basis. To the extent the property values continue to decline, there could be additional losses on these impaired loans, which may be material. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.

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

Acquired Loans: (Notes 3 and 5) Purchased loans, including loans acquired in business combinations, are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Establishing the fair value of acquired loans involves a significant amount of judgment, including determining the credit discount based upon historical data adjusted for current economic conditions and other factors. If any of these assumptions are inaccurate actual credit losses could vary significantly from the credit discount used to calculate the fair value of the acquired loans. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired or purchased non-credit-impaired. Purchased credit-impaired (PCI) loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. Any subsequent deterioration in credit quality is recognized by recording a provision for loan losses.

Goodwill: (Notes 1 and 17) Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. The Company completes is annual review of goodwill as of December 31. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit's estimated fair value, including goodwill, to its carrying amount. If the fair value exceeds the carrying amount then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings.

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

Income Taxes and Deferred Taxes:  (Note 12)  The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon, California, Idaho, Utah and Montana.  Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with its evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. A valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized. The evaluation pertaining to the tax expense and related deferred tax asset and liability balances involves a high degree of judgment and subjectivity around the measurement and resolution of these matters. The ultimate realization of the deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

In December 2017, the federal government enacted the 2017 Tax Act, which among other provisions, reduced the federal marginal corporate income tax rate from 35% to 21%. As a result of the passage of the 2017 Tax Act, the Company recorded a $42.6 million charge for the revaluation of its net deferred tax to account for the future impact of the decrease in the corporate income tax rate and other provisions of the legislation. The charge was recorded as an increase to tax expense and reduction of the net deferred asset for the year ended December 31, 2017. The Company’s 2017 financial results reflected the income tax effects of the 2017 Tax Act for which the accounting was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting was incomplete but a reasonable estimate could be determined. The $42.6 million charge recorded in 2017 by the Company included $4.2 million of provisional income tax expense related to Alternative Minimum Tax (AMT) credits that are limited under Internal Revenue Code of 1986 (Code) Section 383, which resulted in a reduction in the AMT deferred tax asset.  The utilization of the limited AMT credits under the refundable AMT credit law was uncertain as of December 31, 2017. Subsequently, in 2018 the Company determined it could use the AMT credits and reversed the previously recorded $4.2 million provisional tax expense.

Legal Contingencies: In the normal course of our business, we have various legal proceedings and other contingent matters pending. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. The estimated losses often involve a level of subjectivity and usually are a range of reasonable losses and not an exact number, in those situations we accrue the best estimate within the range or the low end of the range if no estimate within the range is better than another.

Accounting Standards Recently Adopted or Issued - See Note 2 of the Notes to the Consolidated Financial Statements for a description of recently adopted and new accounting pronouncements, including the respective dates of adoption and expected effects on the Company's financial position and results of operations.

Comparison of Financial Condition at December 31, 2018 and 2017

General. Total assets increased to $11.87 billion at December 31, 2018, compared to $9.76 billion at December 31, 2017.  The increase in assets in 2018 reflects the assets acquired in the Skagit acquisition as well as the re-leveraging of the investment portfolio and organic loan and deposit growth.

Net loans receivable (gross loans less deferred fees and discounts, and allowance for loan losses and excluding loans held for sale) increased $1.08 billion, or 14%, to $8.59 billion at December 31, 2018, from $7.51 billion at December 31, 2017.  The increase in loans receivable in 2018 included $631.7 million of portfolio loans acquired in the Skagit acquisition as well as $454.0 million of organic loan growth. The increase in net loans included increases of $339.4 million in commercial real estate loans, $203.7 million in commercial business loans, $200.0 million in construction loans, $125.3 million in one- to four-family loans, $66.5 million in agricultural loans and $54.6 million in multifamily real estate loans. The increase in construction loans was particularly helpful to the net interest margin as interest rates, loan fees and the velocity of turnover in this lending activity are generally higher than for most other categories of loans. Loans held for sale increased to $171.0 million at December 31, 2018, compared to $40.7 million at December 31, 2017, principally as a result of multifamily loan originations exceeding multifamily loan sales. Loans held for sale at December 31, 2018 included $130.7 million of multifamily loans and $40.3 million of one- to four-family loans.

Securities increased to $1.90 billion at December 31, 2018, from $1.20 billion at December 31, 2017, and the aggregate total of securities and interest-bearing deposits increased $673.9 million, or 53%, to $1.94 billion at December 31, 2018, compared to $1.26 billion a year earlier.  The increase in securities balances reflects securities acquired from Skagit along with securities purchases in 2018 to re-leverage the balance sheet following the sales of securities during the fourth quarter of 2017 as the Company deleveraged the balance sheet consistent with its strategy to remain below $10 billion in assets at December 31, 2017. The average effective duration of Banner's securities portfolio was approximately 3.5 years at December 31, 2018. The fair value of our trading securities was $1.3 million less than their amortized cost at December 31, 2018.  In addition, fair value adjustments for securities designated as available-for-sale reflected a decrease of $6.5 million for the year ended December 31, 2018, which was included as a component of other comprehensive income and largely occurred as a result of slightly increased market interest rates. Periodically, we also acquire securities (primarily municipal bonds) which are designated as held-to-maturity and this portfolio decreased by $26.1 million from the prior year-end balance. (See Notes 4 and 18 of the Notes to the Consolidated Financial Statements.)

Goodwill increased $96.5 million to $339.2 million at December 31, 2018, compared to $242.7 million at December 31, 2017 as a result of the Skagit acquisition. Other intangibles increased $10.3 million to $32.9 million at December 31, 2018, compared to $22.7 million at December 31, 2017, primarily due to CDI recorded in the Skagit acquisition, partially offset by scheduled amortization of CDI and leasehold intangibles.

Deposits increased $1.29 billion, or 16%, to $9.48 billion at December 31, 2018, from $8.18 billion at December 31, 2017, largely as a result of $810.2 million of deposits acquired in the Skagit acquisition as well as organic growth in deposits.  Core deposits were 86% of total deposits at December 31, 2018, compared to 88% of total deposits one year earlier. Non-interest-bearing deposits increased by $392.3 million, or 12%, to $3.66 billion from $3.27 billion at December 31, 2017, interest-bearing transaction and savings accounts increased by $548.0 million, to $4.50 billion at December 31, 2018 from $3.95 billion at December 31, 2017, and certificates of deposit increased $353.3 million, or 37%, to $1.32 billion at December 31, 2018 from $966.9 million at December 31, 2017. Brokered deposits increased to $377.3 million at December 31, 2018, compared to $57.2 million a year earlier. Brokered deposits increased during 2018 in connection with our re-leveraging strategy as higher yielding investment securities were purchased along with organic and seasonal growth in loan outstandings.

FHLB advances increased $540.0 million, to $540.2 million at December 31, 2018 from $202,000 at December 31, 2017, as borrowings were used to fund a portion of the growth in the securities and loan portfolios. Other borrowings, consisting of retail and wholesale repurchase agreements primarily related to customer cash management accounts, increased $23.1 million to $119.0 million at December 31, 2018, compared to $95.9 million at December 31, 2017. Junior subordinated debentures, which are carried at fair value, increased $15.4 million to $114.1 million at December 31, 2018 from $98.7 million a year ago, primarily due to changes in the fair value.  For more information, see Notes 9, 10 and 11 of the Notes to the Consolidated Financial Statements.

Total shareholders’ equity increased $206.0 million, to $1.48 billion at December 31, 2018, compared to $1.27 billion at December 31, 2017. The increase in equity primarily reflects 3.1 million of common shares issued in connection with the Skagit acquisition and net income of $136.5 million, partially offset by the accrual of $64.8 million of dividends to common shareholders and the repurchase of $34.4 million of common stock. In the year ended December 31, 2018, we repurchased 594,711 shares of our common stock at an average price of $57.82 per share. Tangible common shareholders' equity, which excludes goodwill and other intangible assets was $1.11 billion, or 9.62% of tangible assets at December 31, 2018, compared to $1.01 billion, or 10.61% at December 31, 2017. Banner's tangible book value per share was $31.45 at December 31, 2018, compared to $30.78 per share a year ago.

Investments.  At December 31, 2018, our consolidated investment securities portfolio totaled $1.90 billion and consisted principally of U.S. Government and agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, corporate debt obligations, and asset-backed securities.  From time to time, our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2018, our aggregate investment in securities increased $694.3 million, as we purchased securities in connection with our renewed leveraging strategy following the sale of securities during the fourth quarter of 2017 to reduce assets below $10 billion at December 31, 2017. Holdings of mortgage-backed securities increased $591.7 million, U.S. Government and agency obligations increased $76.6 million and municipal bonds increased $35.8 million. Partially offsetting these increases was a decrease in asset-backed securities of $5.8 million.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a carrying value of $150.1 million (with an amortized cost of $152.0 million) at December 31, 2018, a weighted average contractual maturity of 13.5 years and a weighted average coupon rate of 4.18%.  Many of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Mortgage-Backed Obligations:  At December 31, 2018, our mortgage-backed and mortgage-related securities had a carrying value of $1.40 billion ($1.41 billion at amortized cost, with a net fair value adjustment of $11.4 million).  The weighted average coupon rate of these securities was 3.36% and the weighted average contractual maturity was 20.4 years, although we receive principal payments on these securities each month resulting in a much shorter expected average life.  As of December 31, 2018, 90% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 10% pay at an adjustable interest rate.

Municipal Bonds:  The carrying value of our tax-exempt bonds at December 31, 2018 was $240.6 million ($239.3 million at amortized cost), comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2018 had a carrying value of $53.9 million (also $53.9 million at amortized cost).  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. We have not experienced any defaults or payment deferrals on our current portfolio of municipal bonds.  Our combined municipal bond portfolio is geographically diverse, with the majority within Washington, Oregon, Idaho and California. At December 31, 2018, our municipal bond portfolio, including taxable and tax-exempt, had a weighted average maturity of approximately 11.3 years and a weighted average coupon rate of 4.07%.

Corporate Bonds:  Our corporate bond portfolio had a carrying value of $33.1 million ($34.5 million at amortized cost, with a net fair value adjustment of $1.4 million) at December 31, 2018. Long-term adjustable-rate capital securities issued by financial institutions make up over half of our corporate bond portfolio.  (See “Critical Accounting Policies” above and Note 18 of the Notes to the Consolidated Financial Statements.)  At December 31, 2018, the portfolio had a weighted average maturity of 16.9 years and a weighted average coupon rate of 4.04%.

Asset-Backed Securities:  At December 31, 2018, our asset-backed securities portfolio had a carrying value of $21.9 million (with an amortized cost of $22.0 million), and was comprised of securitized pools of student loans issued or guaranteed by the Student Loan Marketing Association (SLMA) and credit card receivables.  The weighted average coupon rate of these securities was 2.97% and the weighted average contractual maturity was 6.0 years. Approximately 55% of these securities have adjustable interest rates tied to three-month LIBOR while the remaining securities have fixed interest rates.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities—available-for-sale, both carried at estimated fair market value, and securities—held-to-maturity, carried at amortized cost as of December 31, 2018, 2017 and 2016 (dollars in thousands):

Table 1: Securities

	December 31
	2018		2017		2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Trading
U.S. Government and agency obligations	$—	—%	$—	—%	$1,326	5.4%
Municipal bonds	—	—	100	0.5	335	1.4
Corporate bonds	25,896	100.0	22,058	98.8	21,143	86.0
Mortgage-backed or related securities	—	—	—	—	1,641	6.7
Equity securities	—	—	160	0.7	123	0.5
Total securities—trading	$25,896	100.0%	$22,318	100.0%	$24,568	100.0%

Available-for-Sale
U.S. Government and agency obligations	$149,112	9.1%	$72,466	7.9%	$56,978	7.1%
Municipal bonds	117,822	7.2	68,733	7.5	109,853	13.6
Corporate bonds	3,495	0.2	5,393	0.6	10,283	1.3
Mortgage-backed or related securities	1,343,861	82.1	739,557	80.4	594,712	73.7
Asset-backed securities	21,933	1.4	27,758	3.0	28,993	3.6
Equity securities	—	—	5,578	0.6	5,609	0.7
Total securities—available-for-sale	$1,636,223	100.0%	$919,485	100.0%	$806,428	100.0%

Held-to-Maturity
U.S. Government and agency obligations	$1,006	0.4%	$1,024	0.4%	$1,065	0.4%
Municipal bonds	176,663	75.5	189,860	73.0	196,989	73.5
Corporate bonds	3,736	1.6	3,978	1.5	3,876	1.5
Mortgage-backed or related securities	52,815	22.5	65,409	25.1	65,943	24.6
Total securities—held-to-maturity	$234,220	100.0%	$260,271	100.0%	$267,873	100.0%
Estimated market value	$232,537		$262,188		$270,528

The following table shows the maturity or period to repricing of our consolidated portfolio of securities as of December 31, 2018 (dollars in thousands):

Table 2:  Securities—Maturity/Repricing and Rates

	December 31, 2018
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten to Twenty Years		After Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government and agency obligations:
Fixed-rate	$4,097	2.48%	$7,126	2.21%	$19,568	2.64%	$18,621	2.67%	$—	—%	$49,412	2.58%
Adjustable-rate	100,706	3.18	—	—	—	—	—	—	—	—	100,706	3.18
	104,803	3.15	7,126	2.21	19,568	2.64	18,621	2.67	—	—	150,118	2.98
Municipal bonds:
Fixed-rate taxable	662	0.02	27,760	1.93	20,819	3.15	4,187	3.74	—	—	53,428	2.53
Fixed-rate tax exempt	8,016	1.42	27,382	1.80	57,766	2.69	114,330	2.91	32,270	2.72	239,764	2.65
Adjustable-rate taxable	490	0.03	—	—	—	—	—	—	—	—	490	0.03
Adjustable-rate tax exempt	—	—	803	0.04	—	—	—	—	—	—	803	0.04
	9,168	1.25	55,945	1.84	78,585	2.81	118,517	2.94	32,270	2.72	294,485	2.62
Corporate bonds:
Fixed-rate	748	1.19	1,834	2.02	—	—	—	—	1,936	—	4,518	1.02
Adjustable-rate	28,609	5.38	—	—	—	—	—	—	—	—	28,609	5.38
	29,357	5.28	1,834	2.02	—	—	—	—	1,936	—	33,127	4.81
Mortgage-backed or related securities:
Fixed-rate	—	—	46,759	2.61	291,268	3.08	77,278	3.02	837,219	2.89	1,252,524	2.93
Adjustable-rate	49,314	2.97	45,913	3.03	48,925	3.60	—	—	—	—	144,152	3.20
	49,314	2.97	92,672	2.82	340,193	3.15	77,278	3.02	837,219	2.89	1,396,676	2.96
Asset-backed securities:
Fixed-rate	—	—	9,912	1.65	—	—	—	—	—	—	9,912	1.65
Adjustable-rate	12,021	3.23	—	—	—	—	—	—	—	—	12,021	3.23
	12,021	3.23	9,912	1.65	—	—	—	—	—	—	21,933	2.51
Equity securities	—	—	—	—	—	—	—	—	—	—	—	—
Total securities—carrying value	$204,663	3.34	$167,489	2.39	$438,346	3.07	$214,416	2.94	$871,425	2.88	$1,896,339	2.94
Total securities—estimated market value	$204,640		$166,940		$438,769		$214,844		$869,815		$1,895,008

Loans and Lending.  Loans are our most significant and generally highest yielding earning assets. We attempt to maintain a portfolio of loans in a range of 90% to 95% of total deposits to enhance our revenues, while adhering to sound underwriting practices and appropriate diversification guidelines in order to maintain a moderate risk profile. At December 31, 2018, our net loan portfolio totaled $8.59 billion compared to $7.51 billion at December 31, 2017. Our total loan portfolio increased $1.09 billion, or 14%, during the year ended December 31, 2018, compared to an increase of $147.7 million, or 2.0%, during the year ended December 31, 2017.  The increase included $631.7 million of portfolio loans acquired in the Skagit acquisition as well as organic loan growth. While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  We have implemented strategies designed to capture more market share and achieve increases in targeted loans resulting in strong loan originations in 2018 and 2017. Nonetheless, looking forward, new loan originations and portfolio balances will continue to be significantly affected by the course of economic activity and changes in interest rates.  For the years ended December 31, 2018, 2017 and 2016, we originated loans, net of repayments and charge-offs, of $1.31 billion, $1.10 billion and $1.14 billion, respectively.  The level of net originations during all three years was significantly impacted by a substantial amount of loan repayments.

Originations of loans for sale increased to $896.5 million for the year ended December 31, 2018 from $807.1 million during 2017. Originations of loans for sale included $372.8 million and $292.3 million of multifamily held-for-sale loan production for the years ended December 31, 2018 and December 31, 2017, respectively. We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans and multifamily loans to secondary market purchasers.  Proceeds from sales of loans for the years ended December 31, 2018, 2017 and 2016 totaled $791.7 million, $1.05 billion and $1.07 billion, respectively.  See “Loan Servicing Portfolio” below.  Loans held for sale increased $130.3 million to $171.0 million at December 31, 2018, compared to $40.7 million at December 31, 2017. The increase in loans held for sale was primarily due to the increased volume of originations of multifamily loans held-for-sale, which exceeded sales during the year.

The following table shows loan origination (excluding loans held for sale) activity for the years ended December 31, 2018 and 2017 (in thousands):

Table 3: Loan Origination

	Years Ended
	Dec 31, 2018	Dec 31, 2017
Commercial real estate	$536,784	$537,825
Multifamily real estate	25,771	77,409
Construction and land	1,460,536	1,216,227
Commercial business	839,290	647,079
Agricultural business	123,702	117,186
One-to four- family residential	177,332	249,558
Consumer	331,661	344,407
Total loan originations (excluding loans held for sale)	$3,495,076	$3,189,691

The loan origination table above includes loan participations and loan purchases. During the years ended December 31, 2018, and 2017 , we purchased $33.7 million and $126.5 million, respectively, of loans. The loan purchases in 2018 were one- to four-family loans compared to the loan purchases in 2017 which included both one- to four-family and commercial real estate loans.

One- to Four-Family Residential Real Estate Lending:  At December 31, 2018, $973.6 million, or 11% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  Our residential mortgage loan originations have been relatively strong in recent years, as interest rates have supported demand for loans to finance home purchases as well as loans to refinance existing debt, although starting in 2017 refinance activity declined as interest rates have increased. We are active originators of one- to four-family residential loans in most communities where we have established offices in Washington, Oregon, California and Idaho.  Most of the one- to four-family loans that we originate are sold in the secondary markets with net gains on sales and loan servicing fees reflected in our revenues from mortgage banking. Our balance of loans for one- to four-family residences increased by $125.3 million in 2018, largely as a result of us holding a larger percentage of our originations for our portfolio.

Construction and Land Lending:   Our construction loan originations have increased in recent years as builders have expanded production and experienced strong sales in many markets where we operate. As a result, one-to four-family construction loans have increased by $97.2 million in 2016, $39.6 million in 2017 and $119.4 million in 2018, to total $534.7 million at December 31, 2018. During the year ended December 31, 2018, land and land development loans (both residential and commercial) increased by $26.7 million to $215.8 million at December 31, 2018.  At December 31, 2018, construction, land and land development loans totaled $1.11 billion (including $534.7 million of one- to four-family construction loans, $188.5 million of residential land or land development loans, $357.0 million of commercial and multifamily real estate construction loans and $27.3 million of commercial land or land development loans), or 13% of total loans, compared to $907.5 million, or 12%, at December 31, 2017.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by commercial and multifamily real estate.  Commercial and multifamily real estate loans originated by us are both fixed- and adjustable-rate loans with intermediate terms of generally five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  At December 31, 2018, our loan portfolio included $3.56 billion of commercial real estate loans, or 41% of the total loan portfolio, compared to $3.22 billion, or 42%, at December 31, 2017.  Our portfolio of multifamily real estate loans was $368.8 million, or 4% of total loans at December 31, 2018, compared to $314.2 million, or 4%, at December 31, 2017. The increases in commercial real estate loans and multifamily real estate loans during 2018 were due to $292.2 million of commercial and multifamily loans acquired in the Skagit acquisition as well as organic growth.

Commercial Business Lending:  Our commercial business lending is directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agribusiness borrowers operating in our primary market areas.  In addition to providing earning assets, this type of lending has helped increase our deposit base. At December 31, 2018, commercial business loans totaled $1.48 billion, or 17% of total loans, compared to $1.28 billion, or 17%, at December 31, 2017. This increase was due to $93.4 million of commercial business loans acquired in the Skagit acquisition as well as organic growth. In recent years our commercial lending has also included participation in certain national syndicated loans, including shared national credits, which totaled $149.2 million at December 31, 2018.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon, California and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  At December 31, 2018, agricultural loans totaled $404.9 million, or 5% of the loan portfolio, compared to $338.4 million, or 4%, at December 31, 2017.

Consumer and Other Lending:  Consumer lending has traditionally been a modest part of our business with loans made primarily to accommodate our existing customer base. Outstanding balances increased during 2018 due to $77.4 million of consumer loans acquired in the Skagit acquisition as well as organic loan growth.  At December 31, 2018, our consumer loans increased $96.2 million to $785.0 million, or 9% of our loan portfolio, compared to $688.8 million, or 9%, at December 31, 2017.  As of December 31, 2018, 72% of our consumer loans were secured by one- to four-family real estate, including home equity lines of credit.  Credit card balances totaled $39.0 million at December 31, 2018 compared to $37.1 million a year earlier.

Loan Servicing Portfolio:  At December 31, 2018, we were servicing $2.81 billion of loans for others and held $11.7 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2018 was composed of $1.14 billion of Freddie Mac residential mortgage loans, $1.05 billion of Fannie Mae residential mortgage loans, $327.0 million of Oregon Housing residential mortgage loans and $286.0 million of other loans serviced for a variety of investors.  The portfolio included loans secured by property located primarily in the states of Washington, Oregon, Idaho and California.  For the year ended December 31, 2018, we recognized $2.7 million of loan servicing fees in our results of operations, which was net of $3.9 million of amortization for MSRs and included no impairment charges or reversals for a valuation adjustment to MSRs.

Mortgage Servicing Rights:  For the years ended December 31, 2018, 2017 and 2016, we capitalized $3.6 million, $3.4 million, and $6.0 million, respectively, of MSRs relating to loans sold with servicing retained.  Amortization of MSRs for the years ended December 31, 2018, 2017 and 2016 was $3.9 million, $4.0 million, and $4.0 million, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. At December 31, 2018, our MSRs were carried at a value of $14.6 million, net of amortization, compared to $14.7 million at December 31, 2017.

The following table sets forth the composition of the Company’s loan portfolio, net of discounts and deferred fees and costs, by type of loan as of the dates indicated (dollars in thousands):

Table 4:  Loan Portfolio Analysis

	December 31
	2018		2017		2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,430,097	16.4%	$1,284,363	16.9%	$1,352,999	18.1%	$1,327,807	18.2%	$546,783	14.3%
Investment properties	2,131,059	24.5	1,937,423	25.5	1,986,336	26.7	1,765,353	24.1	856,942	22.3
Multifamily real estate	368,836	4.2	314,188	4.1	248,150	3.3	472,976	6.5	167,524	4.4
Commercial construction	172,410	2.0	148,435	2.0	124,068	1.7	72,103	1.0	17,337	0.5
Multifamily construction	184,630	2.1	154,662	2.0	124,126	1.7	63,846	0.9	60,193	1.6
One- to four-family construction	534,678	6.2	415,327	5.5	375,704	5.0	278,469	3.8	219,889	5.7
Land and land development:
Residential	188,508	2.2	164,516	2.2	170,004	2.3	126,773	1.7	102,435	2.7
Commercial	27,278	0.3	24,583	0.3	29,184	0.4	33,179	0.5	11,152	0.3
Commercial business	1,483,614	17.1	1,279,894	16.8	1,207,879	16.2	1,207,944	16.5	723,964	18.9
Agricultural business, including secured by farmland	404,873	4.7	338,388	4.4	369,156	5.0	376,531	5.1	238,499	6.2
One- to four-family real estate	973,616	11.2	848,289	11.2	813,077	10.9	952,633	13.0	537,108	14.0
Consumer secured by one- to four-family real estate	568,979	6.6	522,931	6.9	493,211	6.6	478,420	6.5	222,205	5.8
Consumer—other	216,017	2.5	165,885	2.2	157,254	2.1	158,470	2.2	127,003	3.3
Total loans outstanding	8,684,595	100.0%	7,598,884	100.0%	7,451,148	100.0%	7,314,504	100.0%	3,831,034	100.0%
Less allowance for loan losses	(96,485)		(89,028)		(85,997)		(78,008)		(75,907)
Net loans	$8,588,110		$7,509,856		$7,365,151		$7,236,496		$3,755,127

The following table sets forth the Company’s loans by geographic concentration at December 31, 2018, 2017 and 2016 (dollars in thousands):

Table 5:  Loans by Geographic Concentration

	December 31, 2018		December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$4,324,588	49.8%	$3,508,542	46.2%	$3,433,617	46.1%
Oregon	1,636,152	18.8	1,590,233	20.9	1,505,369	20.2
California	1,596,604	18.4	1,415,076	18.6	1,239,989	16.6
Idaho	521,026	6.0	492,603	6.5	495,992	6.7
Utah	57,318	0.7	73,382	1.0	283,890	3.8
Other	548,907	6.3	519,048	6.8	492,291	6.6
Total	$8,684,595	100.0%	$7,598,884	100.0%	$7,451,148	100.0%

The following table sets forth certain information at December 31, 2018 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of unamortized premiums and discounts, and exclude loans held for sale and the allowance for loan losses (in thousands):

Table 6:  Loans by Maturity

	Maturing in One Year or Less	Maturing After One to Three Years	Maturing After Three to Five Years	Maturing After Five to Ten Years	Maturing After Ten Years	Total
Commercial real estate:
Owner-occupied	$58,823	$91,268	$207,181	$767,751	$305,074	$1,430,097
Investment properties	82,465	119,179	319,643	1,046,254	563,518	2,131,059
Multifamily real estate	7,443	20,748	41,068	148,263	151,314	368,836
Commercial construction	90,292	37,601	662	37,167	6,688	172,410
Multifamily construction	121,403	59,487	—	—	3,740	184,630
One- to four-family construction	498,576	30,853	216	161	4,872	534,678
Land and land development:
Residential	119,097	61,909	3,113	4,389	—	188,508
Commercial	10,734	9,542	2,056	4,223	723	27,278
Commercial business	531,846	254,643	288,488	228,566	180,071	1,483,614
Agricultural business, including secured by farmland	145,557	43,265	49,112	142,776	24,163	404,873
One- to four-family real estate	12,316	7,654	13,379	68,997	871,270	973,616
Consumer secured by one- to four-family real estate	5,723	5,974	14,444	32,032	510,806	568,979
Consumer—other	37,785	21,288	38,117	42,421	76,406	216,017
Total loans	$1,722,060	$763,411	$977,479	$2,523,000	$2,698,645	$8,684,595

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

The following table sets forth the dollar amount of all loans maturing after December 31, 2019 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 7:  Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial real estate:
Owner-occupied	$324,835	$1,046,439	$1,371,274
Investment properties	486,729	1,561,865	2,048,594
Multifamily real estate	160,073	201,320	361,393
Commercial construction	18,755	63,363	82,118
Multifamily construction	50,674	12,553	63,227
One- to four-family construction	6,025	30,077	36,102
Land and land development:
Residential	5,538	63,873	69,411
Commercial	5,191	11,353	16,544
Commercial business	568,671	383,097	951,768
Agricultural business, including secured by farmland	87,555	171,761	259,316
One- to four-family real estate	672,728	288,572	961,300
Consumer secured by one- to four-family real estate	17,318	545,938	563,256
Consumer—other	124,203	54,029	178,232
Total loans maturing after one year	$2,528,295	$4,434,240	$6,962,535

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

One of our key strategies is to strengthen our franchise by emphasizing core deposit activity in non-interest-bearing and other transaction and savings accounts with less reliance on higher cost certificates of deposit.  Increasing core deposits is a fundamental element of our business strategy. This strategy continues to help control our cost of funds and increase the opportunity for deposit fee revenues, while stabilizing our funding base.  Total deposits increased $1.29 billion, or 16%, to $9.48 billion at December 31, 2018 from $8.18 billion at December 31, 2017. Deposit growth for 2018 included $810.2 million of deposits acquired in the Skagit acquisition and a $320.1 million increase in brokered deposits, as well as organic deposit growth. Non-interest-bearing deposits increased by $392.3 million, or 12%, to $3.66 billion at year end from $3.27 billion at December 31, 2017. Interest-bearing transaction and savings accounts increased by $548.0 million, to $4.50 billion at December 31, 2018 compared to $3.95 billion a year earlier.  Certificates of deposit increased $353.3 million, or 37%, to $1.32 billion at December 31, 2018 from $966.9 million at December 31, 2017.  The increase in certificate balances in 2018 was largely due to the $320.1 million increase in brokered deposits to $377.3 million at December 31, 2018.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 8:  Deposits

	December 31
	2018			2017			2016
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest-bearing checking	$3,657,817	38.6%	$392,273	$3,265,544	39.9%	$125,093	$3,140,451	38.6%
Interest-bearing checking	1,191,016	12.6	219,879	971,137	11.9	56,653	914,484	11.3
Regular savings	1,842,581	19.4	285,081	1,557,500	19.0	34,109	1,523,391	18.8
Money market	1,465,369	15.5	43,056	1,422,313	17.4	(75,442)	1,497,755	18.4
Total interest-bearing transaction and savings accounts	4,498,966	47.5	548,016	3,950,950	48.3	15,320	3,935,630	48.5
Certificates maturing:
Within one year	1,001,206	10.6	315,614	685,592	8.4	(79,814)	765,406	9.4
After one year, but within two years	201,919	2.1	103,662	98,257	1.2	(61,179)	159,436	2.0
After two years, but within five years	114,893	1.2	(65,993)	180,886	2.2	63,804	117,082	1.4
After five years	2,247	—	45	2,202	—	(1,207)	3,409	—
Total certificate accounts	1,320,265	13.9	353,328	966,937	11.8	(78,396)	1,045,333	12.9
Total Deposits	$9,477,048	100.0%	$1,293,617	$8,183,431	100.0%	$62,017	$8,121,414	100.0%

Included in Total Deposits:
Public transaction accounts	$217,401	2.3%	$18,682	$198,719	2.5%	$(23,046)	$221,765	2.7%
Public interest-bearing certificates	30,089	0.3	6,404	23,685	0.3	(1,965)	25,650	0.3
Total public deposits	$247,490	2.6%	$25,086	$222,404	2.8%	$(25,011)	$247,415	3.0%
Total brokered deposits	$377,347	4.0%	$320,119	$57,228	0.7%	$23,154	$34,074	0.4%

The following table indicates the amount of the Banks’ certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2018 (in thousands):

Table 9:  Maturity Period—$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater
Maturing in three months or less	$123,775
Maturing after three months through six months	60,326
Maturing after six months through twelve months	101,430
Maturing after twelve months	152,388
Total	$437,919

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2018 (in thousands):

Table 10: Geographic Concentration of Deposits

	December 31, 2018		December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent	Amount	Percent
Washington	$5,674,328	59.9%	$4,506,249	55.0%	$4,347,644	53.6%
Oregon	1,891,145	20.0	1,797,147	22.0	1,708,973	21.0
California	1,434,033	15.1	1,432,819	17.5	1,469,748	18.1
Idaho	477,542	5.0	447,216	5.5	447,019	5.5
Utah	—	—	—	—	148,030	1.8
Total deposits	$9,477,048	100.0%	$8,183,431	100.0%	$8,121,414	100.0%

Borrowings.  The FHLB-Des Moines serves as our primary borrowing source.  To access funds, we are required to own a sufficient level of capital stock in the FHLB-Des Moines and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided that certain creditworthiness standards have been met.  At December 31, 2018, we had $540.2 million of FHLB advances outstanding at a weighted average rate of 2.64%, an increase of $540.0 million compared to a year earlier.  Also, at December 31, 2018, we had an investment of $32.0 million in FHLB capital stock.  At that date, Banner Bank was authorized by the FHLB-Des Moines to borrow up to $4.59 billion under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $103.5 million under a similar agreement.

The following table provides additional detail on our FHLB advances as of December 31, 2018 and 2017 (dollars in thousands):

Table 11:  FHLB Advances Outstanding

	December 31
	2018		2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$540,000	2.64%	$—	—%
Maturing after one year through three years	—	—	—	—
Maturing after three years through five years	—	—	—	—
Maturing after five years	189	5.94	202	5.94
Total FHLB advances	$540,189	2.64%	$202	5.94%

At certain times the Federal Reserve Bank has also served as an important source of borrowings.  The Federal Reserve Bank provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Des Moines.  At December 31, 2018, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $1.15 billion from the Federal Reserve Bank; however, at that date we had no funds borrowed under this arrangement.

We also issue retail repurchase agreements to customers that are primarily related to customer cash management accounts and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2018, retail and wholesale repurchase agreements totaling $119.0 million, with a weighted average rate of 0.21%, were secured by pledges of certain mortgage-backed securities and agency securities.  Retail repurchase agreement balances, which are primarily associated with customer sweep account arrangements, increased $28.1 million, or 31%, from the 2017 year-end balance.  We had no and $5.0 million of borrowings under wholesale repurchase agreements at December 31, 2018 and December 31, 2017, respectively.

We have an aggregate of $136.0 million, net of repayments, of TPS.  This includes $120.0 million issued by us and $16.0 million acquired in our bank acquisitions. The junior subordinated debentures associated with the TPS have been recorded as liabilities on our Consolidated Statements of Financial Condition, although the TPS qualifies as Tier 1 capital for regulatory capital purposes.  The junior subordinated debentures are carried at fair value on our Consolidated Statements of Financial Condition and had an estimated fair value of $114.1 million at December 31, 2018.  At December 31, 2018, the TPS had a weighted average rate of 4.71%.  See Note 11, Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Trust Preferred Securities, of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

Asset Quality.  Achieving and maintaining a moderate risk profile by employing appropriate underwriting standards, avoiding excessive asset concentrations and aggressively managing troubled assets has been and will continue to be a primary focus for us. During 2018, we continued to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Non-performing assets decreased to $18.9 million, or 0.16% of total assets, at December 31, 2018, from $27.5 million, or 0.28% of total assets, at December 31, 2017, and from $33.8 million, or 0.35% of total assets, at December 31, 2016.  At December 31, 2018, our allowance for loan losses was $96.5 million, or 616% of non-performing loans, compared to $89.0 million, or 329% of non-performing loans at December 31, 2017 and $86.0 million, or 381% of non-performing loans at December 31, 2016.  We continue to believe our level of non-performing loans and assets is manageable and further believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider.  As a result of these concessions, restructured loans, or troubled debt restructures (TDRs), are considered impaired as the Banks will not collect all amounts of principal and interest due in accordance with the terms of the original loan agreement.  If any restructured loan becomes delinquent or other matters call into question the borrower's ability to repay full interest and principal in accordance with the restructured terms, the restructured loan(s) would be reclassified as nonaccrual.  At December 31, 2018, we had $13.4 million of restructured loans currently performing under their restructured terms.

The loans acquired in Banner's merger transactions that are determined to have deteriorated credit quality for which it is probable that all contractual payments will not be collected are accounted for as purchased credit-impaired pools. Typically this would include loans that were considered non-performing or restructured as of the acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit-impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit-impaired loans. Purchased credit-impaired loans were $14.4 million at December 31, 2018, compared to $21.3 million at December 31, 2017.

The following table sets forth information with respect to our non-performing assets and restructured loans, at the dates indicated (dollars in thousands):

Table 12:  Non-Performing Assets

	December 31
	2018	2017	2016	2015	2014
Nonaccrual loans: (1)
Secured by real estate:
Commercial	$4,088	$10,646	$8,237	$3,751	$1,132
Construction/land	3,188	798	1,748	2,260	1,275
One- to four-family	1,544	3,264	2,263	4,700	8,834
Commercial business	2,936	3,406	3,074	2,159	537
Agricultural business, including secured by farmland	1,751	6,132	3,229	697	1,597
Consumer	1,241	1,297	1,875	703	1,187
	14,748	25,543	20,426	14,270	14,562
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	701	—	—
Multifamily	—	—	147	—	—
Construction/land	—	298	—	—	—
One- to four-family	658	1,085	1,233	899	2,095
Commercial business	1	18	—	8	—
Agricultural business, including secured by farmland	—	—	—	—	—
Consumer	247	85	72	45	79
	906	1,486	2,153	952	2,174
Total non-performing loans	15,654	27,029	22,579	15,222	16,736
REO assets held for sale, net (2)	2,611	360	11,081	11,627	3,352
Other repossessed assets held for sale, net	592	107	166	268	76
Total non-performing assets	$18,857	$27,496	$33,826	$27,117	$20,164
Total non-performing loans to net loans before allowance for loan losses	0.18%	0.36%	0.30%	0.21%	0.44%
Total non-performing loans to total assets	0.13%	0.28%	0.23%	0.16%	0.35%
Total non-performing assets to total assets	0.16%	0.28%	0.35%	0.28%	0.43%
Restructured loans (3)	$13,422	$16,115	$18,907	$21,777	$29,154
Loans 30-89 days past due and on accrual	$25,108	$29,278	$11,571	$18,834	$8,387

(1)	Includes $317,000 of nonaccrual restructured loans as of December 31, 2018.

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

In addition to the non-performing loans noted in Table 12 and purchased credit-impaired loans as of December 31, 2018 and 2017, we had other classified loans with an aggregate outstanding balance of $68.6 million and $80.8 million, respectively, that are not on nonaccrual status with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table presents the REO activity for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Table 13: REO

	For the years ended December 31,
	2018	2017	2016
Balance, beginning of the period	$360	$11,081	$11,627
Additions from loan foreclosures	641	46	8,909
Additions from acquisitions	2,593	—	400
Additions from capitalized costs	—	54	—
Proceeds from dispositions of REO	(838)	(13,474)	(10,812)
Gain on sale of REO	242	2,909	1,833
Valuation adjustments in period	(387)	(256)	(876)
Balance, end of period	$2,611	$360	$11,081

REO increased $2.3 million, to $2.6 million at December 31, 2018 compared to $360,000 at December 31, 2017 and $11.1 million at December 31, 2016. The increase during 2018 primarily reflects REO properties acquired in the Skagit acquisition.

From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

For the year ended December 31, 2018, we had net income of $136.5 million, or $4.15 per diluted share.  This compares to net income of $60.8 million, or $1.84 per diluted share, for the year ended December 31, 2017. The 2018 results primarily reflect growth in average interest-earning assets from re-leveraging our investment portfolio, organic loan and deposit growth and to a lesser extent the acquisition of Skagit. Net income for both 2018 and 2017 were impacted by one-time tax adjustments primarily as a result of the enactment of the 2017 Tax Act, which reduced the marginal federal corporate income tax rate from 35% to 21%. Our net income for the year ended December 31, 2018, was positively impacted by $5.5 million of tax benefit adjustments, which included the release of a $4.2 million valuation reserve previously recorded as a provisional amount related to the 2017 Tax Act, while 2017 was negatively impacted by a $42.6 million, or $1.29 per diluted share, revaluation of our net deferred tax asset as a result of the 2017 Tax Act. In 2017, our results also included a net gain of $12.2 million as a result of the Utah Branch Sale. Our results for the year ended December 31, 2018 included $5.6 million of acquisition-related expenses. There were no acquisition-related expenses in 2017.

Our operating results depend largely on our net interest income which increased by $37.9 million to $431.0 million, primarily reflecting growth in both the loan and investment securities portfolios as well increased yields on interest-earning assets.  Our operating results for the year ended December 31, 2018 also reflected a decrease in non-interest income, as the $4.6 million increase in deposit fees and other service charges and positive changes in the fair value of financial instruments carried at fair value in 2018 were offset by the absence of a similar $12.2 million gain from the Utah Branch Sale in 2017. The increase in net interest income contributed to an increase of $41.1 million, or 9%, in revenue from core operations to $512.0 million for the year ended December 31, 2018 compared to $471.0 million for the year ended December 31, 2017. Non-interest expense increased to $341.4 million for the year ended December 31, 2018 compared with $319.0 million for the year ended December 31, 2017, largely as a result of higher salary and employee benefits related primarily to enhanced regulatory requirements attributable to compliance and risk management infrastructure build-out, acquisition-related expenses, higher REO operations expenses, and other expenses associated with operating the branches acquired in the Skagit acquisition.

Net Interest Income.  Net interest income before provision for loan losses increased by $37.9 million, or 10%, to $431.0 million for the year ended December 31, 2018, compared to $393.0 million one year earlier, largely reflecting organic client acquisition and to a lesser extent the contribution from the Skagit acquisition in the fourth quarter of 2018. Our net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans acquired from bank acquisitions, which are accreted into loan interest income. The net interest margin of 4.43% for the year ended December 31, 2018 was 19 basis points higher than the prior year and both 2018 and 2017 included ten basis points from acquisition accounting adjustments.  The average yield on interest-earning assets of 4.76% for the year ended December 31, 2018 increased 31 basis points compared to the prior year due to higher contractual yields on loans and securities.  Funding costs were higher, as the average cost of funding liabilities increased by 14 basis points to 0.36% as compared to the prior year.  As a result, the net interest spread increased to 4.40% for the year ended December 31, 2018 compared to 4.23% for the prior year.

Interest Income.  Interest income for the year ended December 31, 2018 was $463.6 million, compared to $412.3 million for the prior year, an increase of $51.3 million, or 12%.  The increase in interest income occurred as a result of increases in both the average balances and yields of interest-earning assets. The average balance of interest-earning assets was $9.73 billion for the year ended December 31, 2018, an increase of

$473.4 million, or 5%, compared to $9.26 billion one year earlier. The yield on average interest-earning assets was 4.76% for the year ended December 31, 2018, compared to 4.45% for the year ended December 31, 2017. The increased yield on interest-earning assets reflects improvement in yields on loans and securities. Loan yields increased 34 basis points to 5.21% for the year ended December 31, 2018 compared to 4.87% in the preceding year, reflecting the positive impact of increases in the prime rate, LIBOR and other market rates on adjustable-rate and recently originated loans and a one basis point increase in acquisition accounting loan discount accretion to 13 basis points in 2018 from 12 basis points in 2017.  Average loans receivable for the year ended December 31, 2018 increased $251.9 million, or 3%, to $7.94 billion, compared to $7.69 billion for the prior year.  Interest income on loans increased by $38.9 million, or 10%, to $413.4 million for the year ended December 31, 2018, from $374.4 million for the prior year, reflecting the impact of the $251.9 million increase in average loan balances and the 34 basis point increase in the average yield on total loans.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock increased to $1.80 billion for the year ended December 31, 2018 (excluding the effect of fair value adjustments), compared to $1.57 billion for the year ended December 31, 2017, contributing to the $12.4 million increase in interest and dividend income compared to the prior year.  The average yield on the combined portfolio increased to 2.80% for the year ended December 31, 2018, from 2.40% for the prior year. Portfolio yields improved primarily as a result of security purchases in 2018 at higher yields than our existing portfolio. For the year ended December 31, 2018, the average yield on mortgage-backed securities increased 46 basis points to 2.81% compared to the prior year, while the yield on other securities increased 17 basis points to 2.85% compared to the prior year.

Interest Expense.  Interest expense for the year ended December 31, 2018 was $32.7 million, compared to $19.3 million for the prior year, an increase of $13.4 million, or 70%.  The increase in interest expense occurred as a result of a $413.8 million, or 5%, increase in average funding liabilities and a 14 basis point increase in the average cost of all funding liabilities to 0.36% for the year ended December 31, 2018, compared to 0.22% for the year ended December 31, 2017.  This increase in average funding liabilities reflects increases in core deposits, including non-interest-bearing deposits and interest-bearing transaction and savings accounts, as well as increases in FHLB advances. Our strong base of non-interest-bearing deposits and other core deposits have lessened the impact of the increases in market interest rates resulting from changes in Federal Reserve monetary policy actions during 2018 and 2017.

Deposit interest expense increased $8.4 million, or 68%, to $20.6 million for the year ended December 31, 2018 compared to $12.3 million for the prior year as a result of a $314.7 million, or 4%, increase in the average balance of deposits and a nine basis point increase in the average cost of deposits.  Average deposit balances increased to $8.67 billion for the year ended December 31, 2018, from $8.36 billion for the year ended December 31, 2017, while the average rate paid on deposit balances increased to 0.24% in the current year from 0.15% for the prior year.  The cost of interest-bearing deposits increased by 15 basis points to 0.39% for the year ended December 31, 2018 compared to 0.24% in the prior year. The $177.1 million increase in the average balance of non-interest-bearing accounts during 2018 reduced the increase in total deposit costs. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits frequently tend to lag changes in market interest rates.

Average total borrowings increased to $502.6 million for the year end December 31, 2018, compared to $403.4 million for the prior year. The increase in average total borrowings was largely due to a $102.4 million increase in average FHLB advances. The average rate paid on total borrowings increased 66 basis points to 2.39% from 1.73% reflecting the 99 basis point increase in the average cost for our junior subordinated debentures (which reprice every three months based on changes in the three-month LIBOR index) and a 96 basis point increase in the average cost of FHLB advances reflecting increases to the Fed Funds target rate over the last two years. The increase in the average cost of total borrowings was the primary reason for the $5.0 million increase in the related interest expense to $12.0 million for the year ended December 31, 2018, from $7.0 million in the prior year.

Table 14, Analysis of Net Interest Spread, presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are computed using daily average balances.  (See the footnotes to the tables for more information on average balances.)

The following table provides an analysis of our net interest spread for the last three years (dollars in thousands):
Table 14: Analysis of Net Interest Spread

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)	Average Balance	Interest and Dividends	Yield/ Cost (3)
Interest-earning assets:
Held for sale loans	$81,873	$3,926	4.80%	$128,480	$5,245	4.08%	$107,018	$3,984	3.72%
Mortgage loans	6,188,279	320,264	5.18	5,932,300	290,132	4.89	5,700,379	278,435	4.88
Commercial/agricultural loans	1,519,871	79,605	5.24	1,485,985	70,266	4.73	1,485,390	68,405	4.61
Consumer and other loans	149,184	9,575	6.42	140,500	8,806	6.27	141,460	8,788	6.21
Total loans (1)	7,939,207	413,370	5.21	7,687,265	374,449	4.87	7,434,247	359,612	4.84
Mortgage-backed securities	1,247,758	35,076	2.81	1,043,599	24,535	2.35	931,111	19,328	2.08
Other securities	468,416	13,332	2.85	464,680	12,448	2.68	454,977	11,814	2.60
Interest-bearing deposits with banks	59,031	1,080	1.83	49,573	583	1.18	94,456	395	0.42
FHLB stock	20,496	774	3.78	16,379	269	1.64	16,119	328	2.03
Total investment securities	1,795,701	50,262	2.80	1,574,231	37,835	2.40	1,496,663	31,865	2.13
Total interest-earning assets	9,734,908	463,632	4.76	9,261,496	412,284	4.45	8,930,910	391,477	4.38
Non-interest-earning assets	828,184			892,052			904,181
Total assets	$10,563,092			$10,153,548			$9,835,091
Deposits:
Interest-bearing checking accounts	$1,048,327	$1,200	0.11	$933,978	$850	0.09	$859,621	$767	0.09
Savings accounts	1,665,608	3,944	0.24	1,559,042	2,138	0.14	1,370,014	1,796	0.13
Money market accounts	1,421,161	4,107	0.29	1,515,854	2,638	0.17	1,575,877	3,098	0.20
Certificates of deposit	1,127,612	11,391	1.01	1,116,304	6,647	0.60	1,208,702	5,444	0.45
Total interest-bearing deposits	5,262,708	20,642	0.39	5,125,178	12,273	0.24	5,014,214	11,105	0.22
Non-interest-bearing deposits	3,411,010	—	—	3,233,889	—	—	3,033,604	—	—
Total deposits	8,673,718	20,642	0.24	8,359,067	12,273	0.15	8,047,818	11,105	0.14
Other interest-bearing liabilities:
FHLB advances	253,661	5,636	2.22	151,295	1,908	1.26	141,885	953	0.67
Other borrowings	108,730	245	0.23	111,903	317	0.28	108,427	310	0.29
Junior subordinated debentures	140,212	6,136	4.38	140,212	4,752	3.39	140,212	4,040	2.88
Total borrowings	502,603	12,017	2.39	403,410	6,977	1.73	390,524	5,303	1.36
Total funding liabilities	9,176,321	32,659	0.36	8,762,477	19,250	0.22	8,438,342	16,408	0.19
Other non-interest-bearing liabilities (2)	79,901			61,592			65,508
Total liabilities	9,256,222			8,824,069			8,503,850
Shareholders’ equity	1,306,870			1,329,479			1,331,241
Total liabilities and shareholders’ equity	$10,563,092			$10,153,548			$9,835,091
Net interest income/rate spread		$430,973	4.40%		$393,034	4.23%		$375,069	4.19%
Net interest margin			4.43%			4.24%			4.20%
Average interest-earning assets / average interest-bearing liabilities			168.85%			167.52%			165.24%
Average interest-earning assets / average funding liabilities			106.09%			105.69%			105.84%
(footnotes follow)

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Average other non-interest-bearing liabilities include fair value adjustments related to FHLB advances and junior subordinated debentures.

(3)	Yields and costs have not been adjusted for the effect of tax-exempt interest.

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

Table 15:  Rate/Volume Analysis

	Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 Increase (Decrease) in Income/Expense Due to			Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 Increase (Decrease) in Income/Expense Due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Mortgage loans	$18,384	$10,429	$28,813	$610	$12,348	$12,958
Commercial/agricultural loans	7,707	1,632	9,339	1,834	27	1,861
Consumer and other loans	215	554	769	78	(60)	18
Total loans (1)	26,306	12,615	38,921	2,522	12,315	14,837
Mortgage-backed securities	5,271	5,270	10,541	2,725	2,483	5,208
Other securities	784	100	884	379	254	633
Interest-bearing deposits with banks	370	127	497	447	(259)	188
FHLB stock	350	155	505	(63)	4	(59)
Total investment securities	6,775	5,652	12,427	3,488	2,482	5,970
Total net change in interest income on interest-earning assets	33,081	18,267	51,348	6,010	14,797	20,807
Interest-bearing liabilities:
Deposits (2)	8,259	110	8,369	1,412	(244)	1,168
FHLB advances	1,974	1,754	3,728	888	67	955
Other borrowings	(63)	(9)	(72)	(3)	10	7
Junior subordinated debentures	1,384	—	1,384	712	—	712
Total borrowings	3,295	1,745	5,040	1,597	77	1,674
Total net change in interest expense on interest-bearing liabilities	11,554	1,855	13,409	3,009	(167)	2,842
Net change in net interest income	$21,527	$16,412	$37,939	$3,001	$14,964	$17,965

(1)	Includes loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortization of net deferred loan fees/costs is included with interest on loans.

(2)	Includes non-interest-bearing deposits.

Provision and Allowance for Loan Losses.  Although our credit quality metrics continue to reflect strong performance and our moderate risk profile, we recorded an $8.5 million provision for loan losses in the year ended December 31, 2018, primarily due to the organic growth in the loan portfolio, the maturity, subsequent renewal and migration of acquired loans out of the discounted loan portfolios and increased net charge-offs, compared to the $8.0 million provision for loan losses recorded in 2017. As discussed in the “Summary of Critical Accounting Policies” section above and in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.

The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies, net charge-offs and current economic conditions. We continue to maintain a strong allowance for loan losses at December 31, 2018.

In accordance with acquisition accounting, loans acquired from acquisitions were recorded at their estimated fair value, which resulted in a net discount to the contractual amounts of the loans, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan and lease losses is recorded for acquired loans at the acquisition date. Although the discount recorded on the acquired loans is not reflected in the allowance for loan losses, or related allowance coverage ratios, we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the acquisitions. The discount on acquired loans was $25.7 million at December 31, 2018 compared to $21.1 million at December 31, 2017. The increase in the discount on acquired loans during 2018 was due to the discount recorded on the loans acquired in the Skagit acquisition, partially offset by discount accretion.

We recorded net charge-offs of $1.0 million for the year ended December 31, 2018, compared to net charge-offs of $5.0 million for the prior year. Non-performing loans decreased by $11.4 million during the year to $15.7 million at December 31, 2018, compared to $27.0 million at December 31, 2017.  A comparison of the allowance for loan losses at December 31, 2018 and 2017 reflects an increase of $7.5 million, or 8%, to $96.5 million at December 31, 2018, from $89.0 million at December 31, 2017.  Included in our allowance at December 31, 2018 was an unallocated portion of $5.2 million, which was based upon our evaluation of various factors that were not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) decreased to 1.11% at December 31, 2018, compared to 1.17% at December 31, 2017.

We believe that the allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio as of December 31, 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that these estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated (dollars in thousands):

Table 16:  Changes in Allowance for Loan Losses

	Years Ended December 31
	2018	2017	2016	2015	2014
Balance, beginning of period	$89,028	$85,997	$78,008	$75,907	$74,258
Provision	8,500	8,000	6,030	—	—
Recoveries of loans previously charged off:
Commercial real estate	1,646	372	582	819	1,507
Multifamily real estate	—	11	—	113	—
Construction and land	213	1,237	2,171	1,811	1,776
Commercial business	1,049	1,226	1,993	772	988
Agricultural business, including secured by farmland	64	134	59	948	1,576
One- to four-family real estate	750	270	1,283	1,927	618
Consumer	366	481	610	570	528
	4,088	3,731	6,698	6,960	6,993
Loans charged off:
Commercial real estate	(401)	(1,180)	(746)	(64)	(1,239)
Multifamily real estate	—	—	—	—	(20)
Construction and land	(479)	—	(616)	(891)	(207)
Commercial business	(2,051)	(3,803)	(948)	(419)	(1,344)
Agricultural business, including secured by farmland	(756)	(2,374)	(567)	(746)	(179)
One- to four-family real estate	(43)	(38)	(375)	(1,225)	(885)
Consumer	(1,401)	(1,305)	(1,487)	(1,514)	(1,470)
	(5,131)	(8,700)	(4,739)	(4,859)	(5,344)
Net (charge-offs) recoveries	(1,043)	(4,969)	1,959	2,101	1,649
Balance, end of period	$96,485	$89,028	$85,997	$78,008	$75,907
Allowance for loan losses as a percent of total loans	1.11%	1.17%	1.15%	1.07%	1.98%
Net loan (charge-offs) recoveries as a percent of average outstanding loans during the period	(0.01)%	(0.06)%	0.03%	0.04%	0.04%
Allowance for loan losses as a percent of non-performing loans	616%	329%	381%	512%	454%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 17:  Allocation of Allowance for Loan Losses

	December 31
	2018		2017		2016		2015		2014
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Specific or allocated loss allowances (1):
Commercial real estate	$27,132	41.0%	$22,824	42.4%	$20,993	44.9%	$20,716	42.3%	$18,784	36.6%
Multifamily real estate	3,818	4.2	1,633	4.1	1,360	3.3	4,195	6.5	4,562	4.4
Construction and land	24,442	12.8	27,568	12.0	34,252	11.0	27,131	7.9	23,545	10.8
Commercial business	19,438	17.1	18,311	16.8	16,533	16.2	13,856	16.5	2,821	18.9
Agricultural business, including secured by farmland	3,778	4.7	4,053	4.4	2,967	5.0	3,645	5.1	8,447	6.2
One-to-four-family real estate	4,714	11.2	2,055	11.2	2,238	10.9	4,732	13.0	12,043	14.0
Consumer	7,972	9.0	3,866	9.1	4,104	8.7	902	8.7	483	9.1
Total allocated	91,294		80,310		82,447		75,177		70,685
Unallocated (1)	5,191	n/a	8,718	n/a	3,550	n/a	2,831	n/a	5,222	n/a
Total allowance for loan losses	$96,485	100.0%	$89,028	100.0%	$85,997	100.0%	$78,008	100.0%	$75,907	100.0%

(1)
We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectability is not reasonably assured).  The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Non-interest Income. The following table presents the key components of non-interest income for the years ended December 31, 2018, 2017, 2016 (dollars in thousands):

Table 18: Non-interest Income

	2018 compared to 2017				2017 compared to 2016
	2018	2017	Change Amount	Change Percent	2017	2016	Change Amount	Change Percent
Deposit fees and other service charges	$48,074	$43,452	$4,622	10.6%	$43,452	$41,911	$1,541	3.7%
Mortgage banking operations	21,343	20,880	463	2.2%	20,880	25,552	(4,672)	(18.3)%
Bank owned life insurance	4,505	4,618	(113)	(2.4)%	4,618	4,538	80	1.8%
Miscellaneous	7,148	8,985	(1,837)	(20.4)%	8,985	6,001	2,984	49.7%
	81,070	77,935	3,135	4.0%	77,935	78,002	(67)	(0.1)%
Net (loss) gain on sale of securities	(837)	(2,080)	1,243	(59.8)%	(2,080)	843	(2,923)	(346.7)%
Net change in valuation of financial instruments carried at fair value	3,775	(2,844)	6,619	(232.7)%	(2,844)	(2,620)	(224)	8.5%
Gain on sale of branches, including related loans and deposits	—	12,189	(12,189)	(100.0)%	12,189	—	12,189	—%
Total non-interest income	$84,008	$85,200	$(1,192)	(1.4)%	$85,200	$76,225	$8,975	11.8%

Non-interest income, which includes deposit fees and other service charges, mortgage banking operations, bank owned life insurance as well as changes in the valuation of financial instruments carried at fair value, net (loss) gain on sale of securities and, in 2017, the gain on sale of the Utah branches, decreased $1.2 million, or 1%, to $84.0 million for the year ended December 31, 2018, compared to $85.2 million for the year ended December 31, 2017.  This decrease was despite the strong growth in deposit fees and other service charges, positive changes in financial instruments carried at fair value and lower losses on the sale of securities as the prior year included a $12.2 million gain on the Utah Branch Sale.  Income from deposit fees and other service charges increased by $4.6 million, or 11%, to $48.1 million for the year ended December 31, 2018, compared to $43.5 million for the prior year reflecting growth in the number of deposit accounts and increased transaction activity. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, increased by $463,000 to $21.3 million for the year ended December 31, 2018, compared to $20.9 million in the prior year. Sales of one- to four-family loans held for sale for the year ended December 31, 2018 resulted in gains of $14.9 million, compared to $15.2 million for the year ended December 31, 2017. In addition, for the year ended December 31, 2018, mortgage banking revenues included $3.8 million of gains on the sale of multifamily loans, compared to $3.1 million for the year ended December 31, 2017. The $1.8 million decrease in miscellaneous income was primarily driven by a prior year, one-time gain of $2.5 million on the sale of a single loan that had been acquired previously as a partial settlement on a non-performing credit relationship and was carried at a significant discount to its contractual amount and eventual sale price. Securities sales for the year ended December 31, 2018 resulted in a loss of $837,000 compared to a $2.1 million loss for securities sold for the year ended December 31, 2017.

For the year ended December 31, 2018, we recorded a net gain of $3.8 million for changes in the valuation of financial instruments carried at fair value, compared to a net loss of $2.8 million for the year ended December 31, 2017.  The adjustments in 2018 primarily reflected changes in the valuation of certain corporate bonds largely as a result of a combination of both increased market interest rates and increased spreads.  The net fair value losses in 2017 primarily reflected changes in the valuation of certain investment securities resulting in $658,000 in net gains.  Following the adoption of new accounting guidance, beginning in the first quarter of 2018, Banner no longer reflects changes in the fair value of its junior subordinated debentures related to instrument-specific credit risk in the Consolidated Statements of Operations, but rather reports such changes in the Consolidated Statements of Comprehensive Income and includes them in total shareholders’ equity in the Consolidated Statements of Financial Condition. During 2017, $3.5 million in charges were recorded in the Consolidated Statement of Operations for changes in the valuation of the junior subordinated debentures. As discussed more thoroughly in Note 18 of the Notes to the Consolidated Financial Statements, the valuation for many of these financial instruments has been difficult and more subjective in recent periods as current and reliable observable transaction data is very limited.

Non-interest Expense.  The following table represents key elements of non-interest expense for the years ended December 31, 2018, 2017, 2016 (dollars in thousands).

Table 19: Non-interest Expense

	2018 compared to 2017				2017 compared to 2016
	2018	2017	Change Amount	Change Percent	2017	2016	Change Amount	Change Percent
Salary and employee benefits	$202,613	$192,096	$10,517	5.5%	$192,096	$180,883	$11,213	6.2%
Less capitalized loan origination costs	(17,925)	(17,379)	(546)	3.1%	(17,379)	(18,895)	1,516	(8.0)%
Occupancy and equipment	49,215	47,866	1,349	2.8%	47,866	45,000	2,866	6.4%
Information/computer data services	18,823	17,245	1,578	9.2%	17,245	19,281	(2,036)	(10.6)%
Payment and card processing expenses	15,412	14,330	1,082	7.6%	14,330	14,359	(29)	(0.2)%
Professional and legal expenses	17,945	17,534	411	2.3%	17,534	8,120	9,414	115.9%
Advertising and marketing	8,346	8,637	(291)	(3.4)%	8,637	9,709	(1,072)	(11.0)%
Deposit insurance	4,446	4,689	(243)	(5.2)%	4,689	4,551	138	3.0%
State/Municipal business and use taxes	3,284	2,594	690	26.6%	2,594	3,516	(922)	(26.2)%
REO operations	804	(2,030)	2,834	(139.6)%	(2,030)	175	(2,205)	(1,260.0)%
Amortization of core deposit intangibles	6,047	6,246	(199)	(3.2)%	6,246	7,061	(815)	(11.5)%
Miscellaneous	26,754	27,142	(388)	(1.4)%	27,142	30,131	(2,989)	(9.9)%
	$335,764	$318,970	$16,794	5.3%	$318,970	$303,891	$15,079	5.0%
Acquisition-related costs	$5,607	$—	$5,607	nm	$—	$11,733	$(11,733)	(100.0)%
Total non-interest expense	$341,371	$318,970	$22,401	7.0%	$318,970	$315,624	$3,346	1.1%
Non-interest expense for the year ended December 31, 2018 was $341.4 million, an increase of $22.4 million, or 7%, as compared to the same period in 2017. The increase was largely attributable to the inclusion of acquired Skagit operations in the last two months of 2018, higher salary and employee benefits due to the build-out of the Company's risk and delivery infrastructure, as well as acquisition-related expenses in 2018, and a loss in REO operations in 2018 versus a gain in 2017. Salaries and employee benefits expenses increased $10.5 million to $202.6 million for the year ended December 31, 2018 from $192.1 million for the year ended December 31, 2017, primarily reflecting incremental staffing associated with the build-out of the Company's risk management infrastructure, normal salary and wage adjustments, increased medical insurance costs and additional staffing related to the operations acquired from the acquisition of Skagit on November 1, 2018.  Occupancy and equipment expenses increased $1.3 million, or 3%, to $49.2 million in 2018, compared to $47.9 million in 2017. The increase in occupancy and equipment expense reflects costs associated with the consolidation of six branches during the third quarter of 2018 and expenses associated with operating the branches acquired in the Skagit acquisition. Information and computer data services expense increased $1.6 million, or 9%, to $18.8 million in the current year, compared to $17.2 million in the prior year, reflecting incremental costs as the Company continued to grow. Professional and legal expense increased $411,000 to $17.9 million for the year ended December 31, 2018 from $17.5 million for the year ended December 31, 2017. The current year period included a $4.0 million accrual for pending litigation, recorded in the fourth quarter of 2018, partially offset by decreases in professional fees as projects associated with the build-out compliance and risk management infrastructure were completed during 2018. REO operations for the year ended December 31, 2018 resulted in expense of $804,000, compared to income of $2.0 million in the prior year. The income in 2017 resulted primarily from $2.9 million of net gains on the sale of properties compared to net gains of $242,000 on the sale of properties in 2018. There were $5.6 million of acquisition-related costs added to non-interest expense in the current year, and there were none in the year ended December 31, 2017.

Income Taxes. For the year ended December 31, 2018, we recognized $28.6 million in income tax expense for an effective rate of 17.3%, which reflects the new lower federal corporate income tax rate effective beginning in 2018, as well as the benefits from tax exempt income sources. In addition, Banner recorded $5.5 million of tax benefit adjustments in the fourth quarter of 2018, which included the release of a $4.2 million valuation reserve previously recorded in the fourth quarter of 2017 as a provisional amount related to the enactment of the 2017 Tax Act. Our normal expected blended federal and state statutory income tax rate is 23.7%, representing a blend of the statutory federal income tax rate of 21.0% and apportioned effects of the state and local jurisdictions where we do business. For the year ended December 31, 2017, we recognized $90.5 million in income tax expense for an effective tax rate of 59.8%, which included a $42.6 million charge for the revaluation of our deferred tax assets as a result of the passage of the 2017 Tax Act. For more information on income taxes and deferred taxes, see Note 12 of the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

For the year ended December 31, 2017, we had net income of $60.8 million, or $1.84 per diluted share.  This compared to net income of $85.4 million, or $2.52 per diluted share, for the year ended December 31, 2016. The reduced 2017 results reflected a $42.6 million, or $1.29 per diluted share, net charge related to the revaluation of our deferred tax assets and liabilities as a result of the enactment of the 2017 Tax Act, which reduced the marginal federal corporate income tax rate from 35% to 21%. In addition, there were no acquisition-related expenses in 2017, compared to acquisition-related expenses of $11.7 million in 2016. By contrast, our net income before provision for income taxes increased to $151.3 million in 2017, compared to $129.6 million in 2016, reflecting improved earnings from core operations as well as a gain on the Utah Branch Sale.

Our net interest income increased by $18.0 million to $393.0 million for the year ended December 31, 2017, primarily reflecting loan and deposit growth as well as increased yields on earning assets. Our operating results for the year ended December 31, 2017 also reflected an increase in non-interest income, as growth in deposit fees and other service charges and gains from the sale of the Utah branches more than offset decreases in revenues from mortgage banking operations, losses on sales of securities and an adverse variance from changes in valuation of financial instruments carried at fair value. Excluding fair value adjustments, net gains and losses on the sale of securities and the gain on the sale of the Utah branches, our non-interest income from core operations increased by $1.0 million to $86.3 million for the year ended December 31, 2017, compared to $85.2 million for the preceding year, primarily as a result of a $2.6 million increase in deposit fees and other service charges as well as increases in miscellaneous income, partially offset by a $4.7 million decrease in mortgage banking operations.  This increase in non-interest income from core operations, coupled with the increase in net interest income, produced an increase of $19.0 million, or 4%, in revenue from core operations to $479.3 million for the year ended December 31, 2017, compared to $460.3 million for the year ended December 31, 2016. Non-interest expense increased to $327.3 million for the year ended December 31, 2017, compared with $322.9 million for the year ended December 31, 2016, largely as a result of higher salary and employee benefits and costs for professional services mostly due to enhanced regulatory requirements attributable to the build-out of compliance and risk management infrastructure.

Net Interest Income. Net interest income before provision for loan losses increased by $18.0 million, or 5%, to $393.0 million for the year ended December 31, 2017, compared to $375.1 million one year earlier, largely reflecting continued new client acquisition. The net interest margin was enhanced by the amortization of acquisition accounting discounts on purchased loans acquired from bank acquisitions that are accreted into loan interest income, as well as by net premiums on non-market-rate certificate of deposit liabilities assumed which were amortized as a reduction to deposit interest expense. The net interest margin of 4.24% for the year ended December 31, 2017 was four basis points higher than the prior year and included ten basis points from acquisition accounting adjustments compared to sixteen basis points from acquisition accounting adjustments in 2016.  The average yield on interest-earning assets of 4.45% for the year ended December 31, 2017 increased seven basis points compared to the prior year as higher contractual yields on loans and securities offset the lower acquisition accounting adjustments.  Funding costs were higher for the year ended December 31, 2017, as the average cost of funding liabilities increased by three basis points to 0.22% as compared to the prior year.  As a result, the net interest spread increased to 4.23% for the year ended December 31, 2017, compared to 4.19% for the prior year.

Interest Income. Interest income for the year ended December 31, 2017 was $412.3 million, compared to $391.5 million for the prior year, an increase of $20.8 million, or 5%.  The increase in interest income occurred as a result of increases in both the average balances and yields of interest-earning assets. The average balance of interest-earning assets was $9.26 billion for the year ended December 31, 2017, an increase of $330.6 million, or 4%, compared to $8.93 billion one year earlier. The yield on average interest-earning assets was 4.45% for the year ended December 31, 2017, compared to 4.38% for the year ended December 31, 2016. The increased yield on interest-earning assets reflected improvement in yields on loans and securities, partially offset by less positive impact from acquisition accounting loan discount accretion. Loan yields increased three basis points to 4.87% for the year ended December 31, 2017, compared to 4.84% in the preceding year, reflecting the positive impact of increases in the prime rate and other market rates on adjustable-rate loans, partially offset by a decrease in acquisition accounting loan discount accretion to 11 basis points in 2017 from 17 basis points in 2016.  Average loans receivable for the year ended December 31, 2017 increased $253.0 million, or 3%, to $7.69 billion, compared to $7.43 billion for the prior year.  Interest income on loans increased by $14.8 million, or 4%, to $374.4 million for the year ended December 31, 2017, from $359.6 million for the prior year, reflecting the impact of the $253 million increase in average loan balances and the three basis point increase in the average yield on total loans.

The combined average balance of mortgage-backed securities, other investment securities, daily interest-bearing deposits and FHLB stock increased to $1.57 billion for the year ended December 31, 2017 (excluding the effect of fair value adjustments), compared to $1.50 billion for the year ended December 31, 2016, contributing to the $6.0 million increase in interest and dividend income compared to the prior year.  The average yield on the combined portfolio increased to 2.40% for the year ended December 31, 2017, from 2.13% for the prior year. Portfolio yields improved primarily as a result of security purchases in 2017 at higher yields than our existing portfolio. For the year ended December 31, 2017, the average yield on mortgage-backed securities increased 27 basis points to 2.35% compared to the prior year, while the yield on other securities increased eight basis points to 2.68% compared to the prior year.

Interest Expense. Interest expense for the year ended December 31, 2017 was $19.3 million, compared to $16.4 million for the prior year, an increase of $2.8 million, or 17%.  The increase in interest expense occurred as a result of a $324.1 million, or 4%, increase in average funding liabilities and a three basis point increase in the average cost of all funding liabilities to 0.22% for the year ended December 31, 2017, compared to 0.19% for the year ended December 31, 2016.  This increase in average funding liabilities reflected increases in core deposits, including non-interest-bearing deposits and interest-bearing transaction and savings accounts. The growth in non-interest-bearing deposits and other core deposits continued to significantly contribute to our low funding costs despite increases in market interest rates resulting from changes in Federal Reserve monetary policy actions during 2017 and 2016.

Deposit interest expense increased $1.2 million, or 11%, to $12.3 million for the year ended December 31, 2017, compared to $11.1 million for the prior year as a result of a $311.2 million, or 4%, increase in the average balance of deposits and a one basis point increase in the average cost of deposits.  Average deposit balances increased to $8.36 billion for the year ended December 31, 2017, from $8.05 billion for the year ended December 31, 2016, while the average rate paid on deposit balances increased to 0.15% in the year ended December 31, 2017 from 0.14% for the prior year.  The cost of interest-bearing deposits increased by two basis points to 0.24% for the year ended December 31, 2017, compared to 0.22% in the prior year. The $200.3 million increase in the average balance of non-interest-bearing accounts during 2017 reduced the increase in total deposit costs. In addition, amortization of acquisition accounting net premiums on certificates of deposit reduced the cost of deposits by less than one basis point in 2017, compared to two basis points in 2016. Continuing changes in our deposit mix, especially growth in lower cost transaction and savings accounts, in particular non-interest-bearing deposits, through organic growth meaningfully contributed to our low funding costs for the year ended December 31, 2017.

Average total borrowings increased to $403.4 million for the year end December 31, 2017, compared to $390.5 million for the prior year. The increase in average total borrowings was largely due to a $9.4 million increase in average FHLB advances. The average rate paid on total borrowings increased 37 basis points from 1.36% to 1.73%, reflecting the 51 basis point increase in the average cost for our junior subordinated debentures (which reprice every three months based on changes in the three-month LIBOR index) and a 59 basis point increase in the average cost of FHLB advances reflecting increases to the Fed Funds target rate during 2017. The increase in the average cost of total borrowing was the primary reason for the $1.7 million increase in the related interest expense to $7.0 million for the year ended December 31, 2017, from $5.3 million in the prior year.

Provision and Allowance for Loan Losses. We recorded net charge-offs of $5.0 million for the year ended December 31, 2017, compared to net recoveries of $2.0 million for the prior year. Non-performing loans modestly increased by $4.5 million during the year to $27.0 million at December 31, 2017, compared to $22.6 million at December 31, 2016.  A comparison of the allowance for loan losses at December 31, 2017 and 2016 reflects an increase of $3.0 million, or 4%, to $89.0 million at December 31, 2017, from $86.0 million at December 31, 2016.  Included in our allowance at December 31, 2017 was an unallocated portion of $8.7 million, which was based upon our evaluation of various factors that were not directly measured in the determination of the formula and specific allowances. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 1.17% at December 31, 2017, compared to 1.15% at December 31, 2016.

Non-interest Income.  Non-interest income, including changes in the valuation of financial instruments carried at fair value, net gain on sale of securities and gain on the Utah Branch Sale, as well as non-interest revenues from core operations, increased $10.1 million, or 12%, to $93.5 million for the year ended December 31, 2017, compared to $83.5 million for the year ended December 31, 2016.  This increase was primarily due to the strong growth in deposit fees and other service charges and the gain on the sale of the Utah branches, partially offset by the decline in income from mortgage banking operations.  Excluding fair value adjustments, net gains on the sale of securities and the gain on the Utah Branch Sale, non-interest income from core operations increased $1.0 million to $86.3 million for the year ended December 31, 2017, compared to $85.2 million at December 31, 2016. Income from deposit fees and other service charges increased by $2.6 million, or 5%, to $51.8 million for the year ended December 31, 2017, compared to $49.2 million for the prior year. Mortgage banking revenues, including gains on one- to four-family and multifamily loan sales and loan servicing fees, decreased by $4.7 million to $20.9 million for the year ended December 31, 2017, compared to $25.6 million in the prior year. Sales of one- to four-family loans held for sale for the year ended December 31, 2017 resulted in gains of $15.2 million compared to $20.3 million for the year ended December 31, 2016. The decrease in gains on the sales of one- to four-family loans was primarily due to a decline in the volume of loans sold as well as both the increase in loans held for portfolio and decreased loan originations reflecting reduced refinancing activity. For the year ended December 31, 2017 sales of one- to four-family loans totaled $552.5 million compared to $682.8 million for the year ended December 31, 2016.  In addition, for the year ended December 31, 2017, mortgage banking revenues included $3.1 million of gains on the sale of multifamily loans compared to $3.3 million for the year ended December 31, 2016. Securities sales for the year ended December 31, 2017, largely related to the year-end balance sheet restructuring strategy, resulted in a loss of $2.1 million compared to a $843,000 gain for securities sold for the year ended December 31, 2016. For the year ended December 31, 2017, we recorded a net loss of $2.8 million for changes in the valuation of financial instruments carried at fair value, compared to a net loss of $2.6 million for the year ended December 31, 2016.  The adjustments in 2017 primarily reflected changes in the valuation of certain investment securities, which resulted in $658,000 in net gains, as well as changes in the valuation of the junior subordinated debentures we had issued, which resulted in $3.5 million in charges, in each case largely as a result of increased market interest rates.  The net fair value losses in 2016 primarily reflected changes in the valuation of certain investment securities resulting in $376,000 in net losses and changes in the valuation of the junior subordinated debentures, which resulted in $2.7 million in charges.

Non-interest Expense. Non-interest expense for the year ended December 31, 2017 was $327.3 million, an increase of $4.4 million, or 1%, as compared to the same period in 2016. The increase was largely attributable to higher salary and employee benefits and costs for professional services mostly due to enhanced regulatory requirements attributable to the build-out of compliance and risk management infrastructure, which were partially offset by a decrease in acquisition-related costs. There were no acquisition-related costs added to non-interest expense for the year ended December 31, 2017, compared to $11.7 million in the year ended December 31, 2016. Salaries and employee benefits expenses increased $11.2 million to $192.1 million for the year ended December 31, 2017 from $180.9 million for the year ended December 31, 2016, primarily reflecting incremental staffing associated with the build-out of the Company's compliance and risk management infrastructure as well as to a lesser extent normal salary and wage adjustments.  Occupancy and equipment expenses increased $2.9 million, or 6%, to $47.9 million in 2017, compared to $45.0 million in 2016. The increase in occupancy and equipment expense primarily reflected increased depreciation associated with equipment purchased for acquired locations and increased seasonal building repair and maintenance. Information and computer data services expense decreased $2.0 million, or 11%, to $17.2 million in 2017, compared to $19.3 million in the prior year, reflecting savings from post-

acquisition systems integrations. Professional and legal expense increased $9.4 million to $17.5 million for the year ended December 31, 2017 from $8.1 million for the year ended December 31, 2016, largely due to increased consulting services related to enhanced regulatory requirements attributable to our build-out of compliance and risk management infrastructure. REO operations for the year ended December 31, 2017 resulted in income of $2.0 million, compared to an expense of $175,000 in the prior year. The income in 2017 resulted primarily from $2.9 million of net gains on the sale of properties, offset by the carrying costs related to repossessed properties. Miscellaneous expense decreased $3.0 million to $27.1 million for the year ended December 31, 2017 from $30.1 million for the prior year, primarily due to the release of a $1.2 million reserve for possible losses on an unfunded commitment for a single credit relationship that was terminated in 2017.
Income Taxes. For the year ended December 31, 2017, we recognized $90.5 million in income tax expense for an effective rate of 59.8%, which reflected a $42.6 million revaluation of our net deferred tax asset as a result the passage of the 2017 Tax Act which reduced the federal statutory corporate income tax rate from 35% to 21% and higher pre-tax income. For the year ended December 31, 2016, we recognized $44.3 million in income tax expense for an effective tax rate of 34.1%.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formula (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a substantial portion of our performing floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  As of December 31, 2018, our loans with interest rate floors totaled approximately $2.81 billion and had a weighted average floor rate of 4.71% compared to a current average note rate of 5.55%.

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

The following table sets forth as of December 31, 2018, the estimated changes in our net interest income over one-year and two-year time horizons and the estimated changes in economic value of equity based on the indicated interest rate environments (dollars in thousands):

Table 20: Interest Rate Risk Indicators

	December 31, 2018
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Interest Income Next 24 Months		Economic Value of Equity
+400	$(13,958)	(2.9)%	$(6,832)	(0.7)%	$(223,963)	(8.4)%
+300	(3,203)	(0.7)	11,754	1.2	(141,721)	(5.3)
+200	1,876	0.4	17,892	1.9	(56,625)	(2.1)
+100	3,100	0.7	14,748	1.5	(715)	—
0	—	—	—	—	—	—
-50	(7,824)	(1.7)	(22,434)	(2.3)	(59,399)	(2.2)
-100	(16,634)	(3.5)	(47,491)	(5.0)	(113,625)	(4.2)

(1)
Assumes an instantaneous and sustained uniform change in market interest rates at all maturities; however, no rates are allowed to go below zero.  The current targeted federal funds rate is between 2.25% and 2.50%.

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

Table 20, Interest Sensitivity Gap, presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2018 and 2017.  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At December 31, 2018, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $2.12 billion, representing a one-year cumulative gap to total assets ratio of 17.84%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of December 31, 2018 and 2017 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

The following table provides a GAP analysis as of December 31, 2018 (dollars in thousands):

Table 21:  Interest Sensitivity Gap

	December 31, 2018
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)
Construction loans	$664,994	$83,786	$121,660	$14,180	$4,768	$589	$889,977
Fixed-rate mortgage loans	323,795	163,282	501,327	416,279	521,821	48,342	1,974,846
Adjustable-rate mortgage loans	1,027,644	353,938	1,139,661	794,057	255,670	955	3,571,925
Fixed-rate mortgage-backed securities	65,600	77,600	260,626	233,986	519,370	119,869	1,277,051
Adjustable-rate mortgage-backed securities	163,446	5,156	22,381	39,059	21,645	—	251,687
Fixed-rate commercial/agricultural loans	121,434	106,689	239,659	74,524	57,617	28,962	628,885
Adjustable-rate commercial/agricultural loans	910,466	36,215	70,903	38,296	18,311	—	1,074,191
Consumer and other loans	483,573	58,625	95,389	31,528	17,075	41,251	727,441
Investment securities and interest-earning deposits	110,177	16,850	56,851	63,506	98,394	70,226	416,004
Total rate sensitive assets	3,871,129	902,141	2,508,457	1,705,415	1,514,671	310,194	10,812,007
Interest-bearing liabilities: (2)
Interest-bearing checking accounts	156,751	72,360	227,701	162,676	246,309	325,218	1,191,015
Regular savings	227,143	122,183	378,874	262,339	381,877	470,166	1,842,582
Money market deposit accounts	164,492	108,770	342,832	237,077	328,063	284,135	1,465,369
Certificates of deposit	687,701	316,778	289,582	24,666	2,100	—	1,320,827
FHLB advances	540,006	6	26	30	91	30	540,189
Other borrowings	—	—	—	—	—	—	—
Trust preferred securities	140,212	—	—	—	—	—	140,212
Retail repurchase agreements	116,588	2,407	—	—	—	—	118,995
Total rate sensitive liabilities	2,032,893	622,504	1,239,015	686,788	958,440	1,079,549	6,619,189
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$1,838,236	$279,637	$1,269,442	$1,018,627	$556,231	$(769,355)	$4,192,818
Cumulative excess of interest-sensitive assets	$1,838,236	$2,117,873	$3,387,315	$4,405,942	$4,962,173	$4,192,818	$4,192,818
Cumulative ratio of interest-earning assets to interest-bearing liabilities	190.42%	179.76%	186.98%	196.17%	189.58%	163.34%	163.34%
Interest sensitivity gap to total assets	15.48%	2.36%	10.69%	8.58%	4.69%	(6.48)%	35.32%
Ratio of cumulative gap to total assets	15.48%	17.84%	28.53%	37.11%	41.80%	35.32%	35.32%

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

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, interest-bearing checking, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(1.53) billion, or (12.89%) of total assets at December 31, 2018.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 17, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans and, in certain periods, the purchase of securities.  During the years ended December 31, 2018, 2017 and 2016, our loan originations exceeded our loan repayments by $1.31 billion, $1.10 billion and $1.14 billion, respectively.  During those periods we purchased loans of $33.7 million, $126.5 million and $235.5 million, respectively. This activity was funded primarily by increased deposits, the sale of loans and additional borrowings in 2018.  During the years ended December 31, 2018, 2017 and 2016, we sold $791.7 million, $1.05 billion, and $1.07 billion, respectively, of loans.  Securities purchased during the years ended December 31, 2018, 2017 and 2016 totaled $923.6 million, $844.7 million, and $305.2 million, respectively, and securities repayments, maturities and sales in those periods were $421.3 million, $724.6 million, and $583.9 million, respectively.

Our primary financing activity is gathering deposits. Largely as a result of $810.2 million of deposits acquired in the Skagit acquisition as well as organic growth in deposits, our deposits increased by $1.29 billion during the year ended December 31, 2018. Deposits increased by $62.0 million during the year ended December 31, 2017. Our core deposits have continued to increase as a result of our marketing focus on retail deposits. In addition, core deposits were positively impacted during 2018 by the acquisition of Skagit.  At December 31, 2018, core deposits amounted to $8.16 billion, or 86% of total deposits, compared with 7.22 billion, or 88% of total deposits at December 31, 2017, and $7.08 billion, or 87% of total deposits at December 31, 2016. Certificates of deposits are generally more price sensitive than other retail deposits and our pricing of those deposits varies significantly based upon our liquidity management strategies at any point in time. At December 31, 2018, certificates of deposit amounted to $1.32 billion, or 14% of our total deposits, including $1.00 billion which were scheduled to mature within one year.  Certificates of deposit increased from 12% of our total deposits at December 31, 2017, and 13% of total deposits at December 31, 2016, reflecting an increase in brokered certificates of deposit.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.

FHLB advances (excluding fair value adjustments) increased $540.0 million for the year ended December 31, 2018, after decreasing $54.0 million for the year ended December 31, 2017.  Other borrowings at December 31, 2018 increased $23.1 million to $119.0 million following a decrease of $9.8 million in 2017.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2018, 2017 and 2016, we used our sources of funds primarily to fund loan commitments, purchase securities and pay maturing savings certificates and deposit withdrawals.  At December 31, 2018, we had outstanding commitments to extend credit, originate loans and for letters of credit totaling $2.94 billion.  While representing potential growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.

We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice to supplement deposits is to increase or decrease short-term borrowings, including FHLB advances and Federal Reserve Bank of San Francisco (FRBSF) borrowings.  We maintain credit facilities with the FHLB–Des Moines, that at December 31, 2018 provided for advances that in the aggregate may equal the lesser of 45% of Banner Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock), up to a total possible credit line of $4.59 billion, and 35% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $103.5 million.  Advances under these credit facilities (excluding fair value adjustments) totaled $540.2 million at December 31, 2018.  In addition, Banner Bank has been approved for participation in the FRBSF's Borrower-In-Custody (BIC) program.  Under this program Banner Bank had available lines of credit of approximately $1.15 billion as of December 31, 2018, subject to certain collateral requirements, namely the collateral type and risk rating of eligible pledged loans. We had no funds borrowed from the FRBSF at December 31, 2018 or 2017. At December 31, 2018, Banner Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $110.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2018. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Banner Corporation is a separate legal entity from the Banks and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. Banner's primary sources of funds consist of capital raised through dividends or capital distributions from the Banks, although there are regulatory restrictions on the ability of the Banks to pay dividends. At December 31, 2018, Banner Corporation (on an unconsolidated basis) had liquid assets of $38.0 million.

As noted below, Banner Corporation and its subsidiary banks continued to maintain capital levels in excess of the requirements to be categorized as “Well-Capitalized” under applicable regulatory standards. During the year ended December 31, 2018, total equity increased $206.0 million to $1.48 billion. At December 31, 2018, tangible common shareholders’ equity, which excludes goodwill and other intangible assets, was $1.11 billion, or 9.62% of tangible assets. See the discussion and reconciliation of non-GAAP financial information above in the Executive Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation for more detailed information with respect to tangible common shareholders’ equity. Also, see the capital requirements discussion and table below with respect to our regulatory capital positions.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  In addition to the minimum capital ratios, the Banks now have to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement was phased in starting in January 2016 at 0.625% of risk-weighted assets and increased each year to an amount greater than 2.5% of risk-weighted assets in January 2019. At December 31, 2018, Banner Corporation and the Banks each exceeded all current regulatory capital requirements.

The following table shows the regulatory capital ratios of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2018.

Table 22:  Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank	Islanders Bank
Total capital to risk-weighted assets	13.12%	12.50%	18.26%
Tier 1 capital to risk-weighted assets	12.12	11.51	17.01
Tier 1 capital to average leverage assets	10.98	10.50	11.16
Tier 1 common equity to risk-weighted assets	10.75	11.51	17.01

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

Contractual Obligations

The following table shows the obligations of Banner Corporation and its subsidiaries as of December 31, 2018 by maturity (in thousands):

Table 23: Contractual Obligations

	One Year or Less	After One to Three Years	After Three to Five Years	After Five Years	Total
Advances from Federal Home Loan Bank	$540,000	$—	$—	$189	$540,189
Junior subordinated debentures	—	—	—	140,212	140,212
Repurchase agreements	118,995	—	—	—	118,995
Certificates of Deposit	1,001,206	292,166	24,646	2,247	1,320,265
Operating lease obligations	10,876	19,935	10,964	11,225	53,000
Purchase obligation	20,760	33,731	8,651	610	63,752
Total	$1,691,837	$345,832	$44,261	$154,483	$2,236,413

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Skagit that are subsumed by internal control over financial reporting.

(b)  Changes in Internal Controls Over Financial Reporting:  For the year ended December 31, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2018. We are in the process of evaluating the existing controls and procedures of Skagit and integrating Skagit into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have elected to exclude the non-integrated branches, systems, operations and related loans and deposits of Skagit, and Skagit Bank, from management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. The loans and deposits of Skagit and Skagit Bank represented $628 million, or 7%, and $798 million, or 8%, respectively, of the Company’s total loans and deposits as reported in our consolidated financial statements as of December 31, 2018. Our assessment of the internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the non-integrated branches, systems, operations and related loans and deposits that were formerly part of Skagit and Skagit Bank.

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

Code of Ethics

The Board of Directors adopted a Code of Ethics and Business Conduct for our officers (including its senior financial officers), directors, and employees.  The Code of Ethics and Business Conduct requires our officers, directors, and employees to maintain the highest standards of professional conduct.  A copy of the Code of Ethics and Business Conduct was filed as an exhibit with Form 8-K on July 20, 2018 and is available without charge, upon request to Investor Relations, Banner Corporation, P.O. Box 907, Walla Walla, WA 99362. The Code is also available on Banner's website at www.bannerbank.com.

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

ITEM 14 – Principal Accounting Fees and Services

The information required by this item contained under the section captioned “Proposal 4– Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

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

	(3)	Exhibits
See Index of Exhibits on page 148.
(b)		Exhibits
See Index of Exhibits on page 148.

Item 16 - Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: February 25, 2019	/s/ Mark J. Grescovich
Mark J. Grescovich
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark J. Grescovich	/s/ Peter J. Conner
Mark J. Grescovich	Peter J. Conner
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 25, 2019	Date: February 25, 2019

/s/ John R. Layman	/s/ Robert D. Adams
John R. Layman	Robert D. Adams
Director	Director
Date: February 25, 2019	Date: February 25, 2019

/s/ Connie R. Collingsworth	/s/ David I. Matson
Connie R. Collingsworth	David I. Matson
Director	Director
Date: February 25, 2019	Date: February 25, 2019

/s/ Gary Sirmon	/s/ Merline Saintil
Gary Sirmon	Merline Saintil
Chairman of the Board	Director
Date: February 25, 2019	Date: February 25, 2019

/s/ Brent A. Orrico	/s/ Gordon E. Budke
Brent A. Orrico	Gordon E. Budke
Director	Director
Date: February 25, 2019	Date: February 25, 2019

/s/ Cheryl R. Bishop	/s/ David A. Klaue
Cheryl R. Bishop	David A. Klaue
Director	Director
Date: February 25, 2019	Date: February 25, 2019

/s/ Roberto R. Herencia	/s/ Kevin F. Riordan
Roberto R. Herencia	Kevin F. Riordan
Director	Director
Date: February 25, 2019	Date: February 25, 2019

/s/ Terry Schwakopf
Terry Schwakopf
Director
Date: February 25, 2019

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

February 25, 2019

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

Mark J. Grescovich, Chief Executive Officer
Peter J. Conner, Chief Financial Officer

Management Report on Internal Control over Financial Reporting

February 25, 2019

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
Because of its inherent limitations, including the possibility of human error and circumvention or overriding of controls, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -

Integrated Framework (2013). Based on this assessment and those criteria, management believes that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.
On November 1, 2018, the Company completed its acquisition of Skagit Bancorp, Inc. (Skagit) and its subsidiary, Skagit Bank. Skagit Bank was merged into Banner Bank, a wholly owned subsidiary of the Company, on November 1, 2018. As of December 31, 2018, the majority of the acquired systems and operations of Skagit and Skagit Bank, including the branches, loans, deposits and core operating system, had not been converted to the Company’s systems or integrated into its operations. As permitted by the Securities and Exchange Commission, management elected to exclude the non-integrated branches, systems, operations and related loans and deposits of Skagit, and Skagit Bank, from management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. The loans and deposits of Skagit and Skagit Bank represented $628 million, or 7%, and $798 million, or 8%, respectively, of the Company’s total loans and deposits as reported in our consolidated financial statements as of December 31, 2018. Our assessment of the internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the non-integrated branches, systems, operations and related loans and deposits that were formerly part of Skagit and Skagit Bank.
The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2018 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Banner Corporation and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

As discussed in Management’s Report on Internal Control Over Financial Reporting, on November 1, 2018, the Company acquired Skagit Bancorp, Inc. and its subsidiary, Skagit Bank (“Skagit”). For the purposes of assessing internal control over financial reporting, management excluded the non-integrated branches, systems, operations and related loans and deposits of Skagit. The loans and deposits of Skagit represented $628 million, or 7%, and $798 million, or 8%, respectively, of the Company’s consolidated total loans and deposits as reported in the consolidated financial statements as of December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting of the non-integrated branches, systems, operations and related loans and deposits of Skagit.

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
February 25, 2019

We have served as the Company’s auditor since 2004.

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2018 and 2017

ASSETS	2018	2017
Cash and due from banks	$231,029	$199,624
Interest bearing deposits	41,167	61,576
Total cash and cash equivalents	272,196	261,200
Securities—trading, amortized cost $27,203 and $27,246, respectively	25,896	22,318
Securities—available-for-sale, amortized cost $1,648,421 and $926,112, respectively	1,636,223	919,485
Securities—held-to-maturity, fair value $232,537 and $262,188, respectively	234,220	260,271
Federal Home Loan Bank (FHLB) stock	31,955	10,334
Loans held for sale (includes $164.8 million and $32.4 million, respectively, at fair value)	171,031	40,725
Loans receivable	8,684,595	7,598,884
Allowance for loan losses	(96,485)	(89,028)
Net loans	8,588,110	7,509,856
Accrued interest receivable	38,593	31,259
Real estate owned (REO), held for sale, net	2,611	360
Property and equipment, net	171,809	154,815
Goodwill	339,154	242,659
Other intangible assets, net	32,924	22,655
Bank-owned life insurance (BOLI)	177,467	162,668
Deferred tax assets, net	75,020	71,427
Other assets	74,108	53,177
Total assets	$11,871,317	$9,763,209
LIABILITIES
Deposits:
Non-interest-bearing	$3,657,817	$3,265,544
Interest-bearing transaction and savings accounts	4,498,966	3,950,950
Interest-bearing certificates	1,320,265	966,937
Total deposits	9,477,048	8,183,431
Advances from FHLB	540,189	202
Other borrowings	118,995	95,860
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	114,091	98,707
Accrued expenses and other liabilities	102,061	71,344
Deferred compensation	40,338	41,039
Total liabilities	10,392,722	8,490,583
COMMITMENTS AND CONTINGENCIES (Note 23)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value per share, 500,000 shares authorized; no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock and paid in capital - $0.01 par value per share, 50,000,000 shares authorized, 35,107,839 shares issued and outstanding at December 31, 2018; 32,626,456 shares issued and outstanding at December 31, 2017	1,336,030	1,185,919
Common stock (non-voting) and paid in capital - $0.01 par value per share, 5,000,000 shares authorized; 74,933 shares issued and outstanding at December 31, 2018; 100,029 shares issued and outstanding at December 31, 2017	1,406	1,208
Retained earnings	134,055	90,535
Accumulated other comprehensive income (loss)	7,104	(5,036)
Carrying value of shares held in trust for stock related compensation plans	(7,289)	(7,351)
Liability for common stock issued for stock related compensation plans	7,289	7,351
Total shareholders' equity	1,478,595	1,272,626
Total liabilities and shareholders' equity	$11,871,317	$9,763,209
See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share amounts)
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
INTEREST INCOME:
Loans receivable	$413,370	$374,449	$359,612
Mortgage-backed securities	35,076	24,535	19,328
Securities and cash equivalents	15,186	13,300	12,537
Total interest income	463,632	412,284	391,477
INTEREST EXPENSE:
Deposits	20,642	12,273	11,105
FHLB advances	5,636	1,908	953
Other borrowings	245	317	310
Junior subordinated debentures	6,136	4,752	4,040
Total interest expense	32,659	19,250	16,408
Net interest income before provision for loan losses	430,973	393,034	375,069
PROVISION FOR LOAN LOSSES	8,500	8,000	6,030
Net interest income	422,473	385,034	369,039
NON-INTEREST INCOME
Deposit fees and other service charges	48,074	43,452	41,911
Mortgage banking operations	21,343	20,880	25,552
BOLI	4,505	4,618	4,538
Miscellaneous	7,148	8,985	6,001
	81,070	77,935	78,002
Net (loss) gain on sale of securities	(837)	(2,080)	843
Net change in valuation of financial instruments carried at fair value	3,775	(2,844)	(2,620)
Gain on sale of branches, including related loans and deposits	—	12,189	—
Total non-interest income	84,008	85,200	76,225
NON-INTEREST EXPENSE:
Salary and employee benefits	202,613	192,096	180,883
Less capitalized loan origination costs	(17,925)	(17,379)	(18,895)
Occupancy and equipment	49,215	47,866	45,000
Information/computer data services	18,823	17,245	19,281
Payment and card processing expenses	15,412	14,330	14,359
Professional and legal expenses	17,945	17,534	8,120
Advertising and marketing	8,346	8,637	9,709
Deposit insurance	4,446	4,689	4,551
State/municipal business and use taxes	3,284	2,594	3,516
REO operations	804	(2,030)	175
Amortization of core deposit intangibles	6,047	6,246	7,061
Miscellaneous	26,754	27,142	30,131
	335,764	318,970	303,891
Acquisition related costs	5,607	—	11,733
Total non-interest expense	341,371	318,970	315,624
Income before provision for income taxes	165,110	151,264	129,640
PROVISION FOR INCOME TAXES	28,595	90,488	44,255
NET INCOME	$136,515	$60,776	$85,385

Earnings per common share
Basic	$4.16	$1.85	$2.52
Diluted	$4.15	$1.84	$2.52
Cumulative dividends declared per common share	$1.96	$2.00	$0.88

Weighted average number of common shares outstanding:
Basic	32,784,724	32,888,007	33,820,148
Diluted	32,894,425	32,986,707	33,853,511
See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
NET INCOME	$136,515	$60,776	$85,385
OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES:
Unrealized holding loss on securities—available-for-sale arising during the period	(6,547)	(3,318)	(3,940)
Reclassification for net losses (gains) on securities—available-for-sale realized in earnings	839	2,109	(311)
Changes in fair value of junior subordinated debentures related to instrument specific credit risk	(15,384)	—	—
Income tax related to other comprehensive income (loss)	5,028	423	1,526
Other comprehensive loss	(16,064)	(786)	(2,725)
COMPREHENSIVE INCOME	$120,451	$59,990	$82,660

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except shares)
For the Years Ended December 31, 2018, 2017 and 2016

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balance, January 1, 2016	34,242,255	$1,261,174	$39,615	$(730)	$1,300,059
Net income			85,385		85,385
Other comprehensive loss				(2,725)	(2,725)
Accrual of dividends on common stock ($0.88/share-cumulative)			(29,672)		(29,672)
Repurchase of common stock	(1,145,250)	(50,772)			(50,772)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	96,382	3,401			3,401
Excess tax benefits on stock-based compensation		34			34
Balance, December 31, 2016	33,193,387	$1,213,837	$95,328	$(3,455)	$1,305,710

Balance, January 1, 2017	33,193,387	$1,213,837	$95,328	$(3,455)	$1,305,710
Net income			60,776		60,776
Other comprehensive loss				(786)	(786)
Reclassification of stranded tax effects from accumulated other comprehensive loss to retained earnings			795	(795)	—
Accrual of dividends on common stock ($2.00/share-cumulative)			(66,364)		(66,364)
Repurchase of common stock	(545,166)	(31,045)			(31,045)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	78,264	4,335			4,335
Balance, December 31, 2017	32,726,485	$1,187,127	$90,535	$(5,036)	$1,272,626

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(continued) (in thousands, except shares)
For the Years Ended December 31, 2018, 2017 and 2016

	Common Stock and Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
	Shares	Amount
Balance, January 1, 2018	32,726,485	$1,187,127	$90,535	$(5,036)	$1,272,626
Cumulative effect of reclassification of the instrument-specific credit risk portion of junior subordinated debentures fair value adjustments and reclassification of equity securities from available-for-sale			(28,204)	28,204	—
Net income			136,515		136,515
Other comprehensive loss				(16,064)	(16,064)
Accrual of dividends on common stock ($1.96/share-cumulative)			(64,791)		(64,791)
Repurchase of common stock	(594,711)	(34,401)			(34,401)
Amortization of stock-based compensation related to restricted stock grants, net of shares surrendered	(57,073)	5,001			5,001
Issuance of shares for acquisition	3,108,071	179,709			179,709
Balance, December 31, 2018	35,182,772	$1,337,436	$134,055	$7,104	$1,478,595

See notes to the consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$136,515	$60,776	$85,385
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation	15,232	14,701	13,464
Deferred income and expense, net of amortization	(6,571)	1,972	(1,323)
Amortization of core deposit intangibles	6,047	6,246	7,061
Loss (gain) on sale of securities, net	837	2,080	(843)
Net change in valuation of financial instruments carried at fair value	(3,775)	2,844	2,620
Purchases of securities—trading	—	—	(1,725)
Proceeds from sales of securities—trading	—	1,258	7,839
Principal repayments and maturities of securities—trading	100	1,849	3,746
Gain on sale of branches, including related loans and deposits	—	(12,189)	—
(Increase) decrease in deferred taxes	(3,498)	56,267	7,883
Increase (decrease) in current taxes payable	3,938	(2,965)	(2,184)
Equity-based compensation	6,554	5,965	4,305
Increase in cash surrender value of BOLI	(4,471)	(4,057)	(4,507)
Gain on sale of loans, net of capitalized servicing rights	(15,066)	(15,225)	(17,713)
Gain on disposal of real estate held for sale and property and equipment	(833)	(4,295)	(1,389)
Provision for loan loss	8,500	8,000	6,030
Provision for real estate held for sale	387	256	876
Origination of loans held for sale	(896,461)	(807,137)	(1,063,328)
Proceeds from sales of loans held for sale	781,879	1,027,989	880,890
Net change in:
Other assets	(15,861)	2,546	3,759
Other liabilities	17,322	(179)	(6,664)
Net cash provided from (used by) operating activities	30,775	346,702	(75,818)
INVESTING ACTIVITIES:
Purchases of securities—available-for-sale	(913,951)	(838,247)	(243,115)
Principal repayments and maturities of securities—available-for-sale	173,454	187,080	191,534
Proceeds from sales of securities—available-for-sale	214,609	522,564	369,755
Purchases of securities—held-to-maturity	(9,612)	(6,490)	(60,344)
Principal repayments and maturities of securities—held-to-maturity	33,152	11,817	11,009
Loan originations, net of repayments	(416,218)	(288,951)	(75,922)
Purchases of loans and participating interest in loans	(33,680)	(126,508)	(235,527)
Proceeds from sales of other loans	9,853	21,923	184,525
Net cash (paid) received from acquisitions and branch divestitures	(1,574)	113,222	—
Purchases of property and equipment	(23,094)	(12,244)	(16,239)
Proceeds from sale of real estate held for sale and sale of other property	7,768	20,121	14,513
Proceeds from FHLB stock repurchase program	143,175	118,304	80,681
Purchase of FHLB stock	(163,683)	(116,132)	(77,130)
Other	3,583	254	2,707
Net cash (used by) provided from investing activities	(976,218)	(393,287)	146,447
(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (in thousands)
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
FINANCING ACTIVITIES:
Increase in deposits, net	503,814	222,334	66,346
Repayment of long term FHLB borrowing	(10)	(9)	(95,009)
Advances, net of (repayments) of overnight and short-term FHLB borrowings	540,000	(54,000)	16,400
Increase (decrease) in other borrowings, net	7,870	(9,825)	7,360
Cash dividends paid	(59,280)	(65,759)	(28,282)
Cash paid for repurchase of common stock	(34,401)	(31,045)	(50,772)
Taxes paid related to net share settlement for equity awards	(1,554)	(1,630)	(870)
Net cash provided from (used by) financing activities	956,439	60,066	(84,827)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,996	13,481	(14,198)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	261,200	247,719	261,917
CASH AND CASH EQUIVALENTS, END OF YEAR	$272,196	$261,200	$247,719

	2018	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$28,098	$18,875	$16,722
Taxes paid in cash	21,664	35,500	36,153
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	1,645	10	9,146
Dividends accrued but not paid until after period end	13,778	8,226	7,662
ACQUISITIONS (DISPOSITIONS):
Assets acquired (disposed)	915,821	(259,398)	—
Liabilities assumed (transferred)	832,278	(160,465)	—

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of two wholly-owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its headquarters in Walla Walla, Washington and, as of December 31, 2018, its 179 branch offices located in Washington, Oregon, California and Idaho. Banner Bank also has 17 loan production offices located in Washington, Oregon, California, Idaho and Utah.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board).  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks (DFI) and the Federal Deposit Insurance Corporation (the FDIC).

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

Basis of Presentation and Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions, profits and balances have been eliminated. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). At December 31, 2018, the Company had nine wholly-owned subsidiary grantor trusts (the Trusts), which issued trust preferred securities and related common securities of the trusts. The Trust subsidiaries are not included in the Company’s consolidated financial statements.

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2018 for potential recognition or disclosure.

Cash and Cash Equivalents: Cash and cash equivalents include cash and due from banks and temporary investments which are federal funds sold and interest bearing balances due from other banks. Cash and cash equivalents generally have maturities of three months or less at the date of purchase.

Business Combinations: Business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed, both tangible and intangible, and consideration exchanged are recorded at acquisition date fair values. The excess purchase consideration over fair value of net assets acquired is recorded as goodwill. In the event that the fair value of net assets acquired exceeds the purchase price, including fair value of liabilities assumed, a bargain purchase gain is recorded on that acquisition. Expenses incurred in connection with a business combination are expensed as incurred, except for those items permitted to be capitalized under other GAAP. Changes in deferred tax asset valuation allowances related to acquired tax uncertainties are recognized in net income after the measurement period.

Use of Estimates:  In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Banner’s financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities measured at fair value, including other-than-temporary impairment (OTTI) losses, (iv) the valuation of intangible assets, such as goodwill, core deposit intangibles (CDI) and mortgage servicing rights, (v) the valuation of real estate held for sale, (vi) the valuation or recognition of deferred tax assets and liabilities and (vii) the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expense.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent Notes to the Consolidated Financial Statements.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

Securities: Debt securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity.  Debt securities classified as available-for-sale are available for future liquidity requirements and may be sold prior to maturity.  Debt securities classified as trading are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Debt securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity and, if appropriate, any other-than-temporary impairment losses.  Debt securities classified as available-for-sale are measured at fair value.  Unrealized holding gains and losses on debt securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (loss) (AOCI), a component of shareholders’ equity, until realized.  Debt securities classified as trading are also measured at fair value.  Unrealized holding gains and losses on securities classified as trading are included in earnings.  (See Note 18 for a more complete discussion of accounting for the fair value of financial instruments.)  Declines in the fair value of debt securities below their cost that are deemed to be other-than-temporary are recognized in earnings as realized losses.  Realized gains and losses on sale are computed on the specific identification method and are included in earnings on the trade date sold.

Beginning January 1, 2018, equity securities were required to be measured at fair value with changes in the fair value recognized through net income. Prior to January 1, 2018 the Company had classified its equity securities as available-for-sale, subsequent to this date equity securities are reported in other assets.

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

For debt securities transferred from held-to-maturity to available-for-sale, unrealized gains or losses from the time of transfer are accreted or amortized over the remaining life of the debt security based on the amount and timing of future estimated cash flows.  The accretion or amortization of the amount recorded in AOCI increases the carrying value of the investment and does not affect earnings.

Investment in FHLB Stock: At December 31, 2018, the Banks had $32.0 million in FHLB of Des Moines stock (FHLB stock), compared to $10.3 million at December 31, 2017. FHLB stock does not have a readily determinable fair value. The Banks' investments in FHLB stock is carried at cost or par value ($100 per share) adjusted for observable changes in market prices minus impairment. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par, therefore they has been no observable changes in market prices. As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.

Management periodically evaluates FHLB stock for impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is no impairment on the FHLB stock investment as of December 31, 2018.

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

Loans Held for Sale. Residential one- to four-family and multifamily mortgage loans originated with the intent to be sold in the secondary market are considered held for sale. Residential one- to four-family loans under best effort delivery commitments are carried at the lower of aggregate cost or estimated market value. Residential one- to four-family loans under mandatory delivery commitments are carried at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans. Fair values for residential mortgage loans held for sale are determined by comparing actual loan rates to current secondary market prices for similar loans. During 2017, the Company elected fair value accounting on newly originated multifamily held-for-sale loans in order to match changes in the value of the loans with the value of the economic hedges on the loans; as a result, multifamily held-for-sale loans are carried at fair value as of December 31, 2017 and December 31, 2018. Fair values for multifamily loans held for sale are calculated based on discounted cash flows using a discount rate that is a combination of market spreads for similar loan types added to selected index rates. Net unrealized losses on loans held for sale that are carried at lower of cost or market are recognized through the valuation allowance by charges to income.  Non-refundable fees and direct loan origination costs related to loans held for sale are recognized as part of the cost basis of the loan. Gains and losses on sales of loans held for sale are determined using the specific identification method and are recorded in the mortgage banking operations component of non-interest income.

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

Property is classified as held for sale when the Company commits to plan to sale the property and is actively marketing the property for sale. Held for sale property is recorded at the lower of the estimated fair value of the property, less expected selling costs, or the book value at the date the property is transferred to held for sale. Depreciation is not recorded on held for sale property.

Goodwill: Goodwill represents the excess of the purchase consideration over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. The Company completes is annual review of goodwill as of December 31. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit's estimated fair value, including goodwill, to its carrying amount. If the fair value exceeds the carrying amount then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit. The impairment loss would be recognized as a charge to earnings. The disposal of a portion of a reporting unit that meets the definition of a business requires goodwill to be allocated for purposes of determining the gain or loss on disposal. Since the sale of the Utah branches in 2017 met the definition of a business, goodwill was allocated to the sale based on the fair value of the Utah branches compared to the relative fair value of the reporting unit.

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

Bank-Owned Life Insurance (BOLI):  The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans.  These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment; however, there may be an income tax impact if the Bank chooses to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the respective owners and sole or partial beneficiaries. BOLI is carried at the cash surrender value (CSV) of the underlying insurance contract. Changes in the CSV and any death benefits received in excess of the CSV are recognized as non-interest income.

Derivative Instruments:  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  Banner Bank is a party to $4.0 million (all of which is designated in a hedge relationship) in notional amounts of interest rate swaps at December 31, 2018.  Some of these swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  In addition, Banner Bank uses an interest rate swap program for commercial loan customers that provides the client with a variable rate loan and enters into an interest rate swap allowing them to effectively fix their loan interest rates.  These customer swaps are matched with third party swaps with qualified broker/dealer or banks to offset the risk.  At December 31, 2018, Banner Bank had $272.4 million in notional amounts of these customer interest rate swaps outstanding, with an equal amount of offsetting third party swaps also in place.  The fair value adjustments for these swaps are reflected in other assets or other liabilities as appropriate.

Further, as a part of its mortgage banking activities, the Company issues “rate lock” commitments to one- to four-family loan borrowers and obtains offsetting “best efforts” delivery commitments from purchasers of loans. The Company uses forward contracts for the sale of mortgage-backed securities and mandatory delivery commitments for the sale of loans to hedge one- to four-family loan "rate lock" commitments and one- to four-family loans held for sale.  The Company also uses forward contracts for the sale of mortgage backed securities to hedge multifamily loans held for sale. The commitments to originate mortgage loans held for sale and the related delivery contracts are considered derivatives.  The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings.  None of these residential mortgage loan related derivatives are designated as hedging instruments for accounting purposes.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.  The fair values for these instruments, which generally change as a result of changes in the level of market interest rates, are estimated based on dealer quotes and secondary market sources.  Assumptions used include rate assumptions based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan (see Note 24 for a more complete discussion of derivatives and hedging).

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

In December 2017, the federal government enacted the Tax Cuts and Jobs Act (the 2017 Tax Act). Among other provisions, the 2017 Tax Act reduced the federal marginal corporate income tax rate from 35% to21%. As a result of the passage of the 2017 Tax Act, the Company recorded a $42.6 million charge for the revaluation of its net deferred tax asset to account for the future impact of the decrease in the corporate income tax rate and other provisions of the legislation. The charge was recorded as an increase to tax expense and reduction of the net deferred asset for the year ended December 31, 2017. The Company’s 2017 financial results reflect the income tax effects of the 2017 Tax Act for which the accounting was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting was incomplete but a reasonable estimate could be determined. The $42.6 million charge recorded by the Company included a $4.2 million of provisional income tax expense related to Alternative Minimum Tax (AMT) credits that are limited under Section 383 of the Internal Revenue Code of 1986 (Code), which resulted in a reduction in the AMT deferred tax asset.  The utilization of the limited AMT credits under the refundable AMT credit law was uncertain as of December 31, 2017. Subsequently, in 2018 the Company determined it could use the AMT credits and reversed the previously recorded $4.2 million provisional income tax expense.

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

As of December 31, 2018, the Company had an insignificant amount of unrecognized tax benefits for uncertain tax positions, none of which if recognized would materially affect the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the years ended December 31, 2018, 2017 and 2016 is immaterial. The Company files consolidated income tax returns in Oregon, California, Utah, Montana and Idaho and for federal purposes. The Company has tax years 2015–2017 open for tax examination under the statute of limitation provisions of the Code.

Stock-Based Compensation:  The Company maintains a number of stock-based incentive plans, which are discussed in more detail in Note 14, Stock-Based Compensation Plans. Under these plans, the Company compensates employees and directors with time-based restricted stock and restricted stock unit grants. Some restricted stock awards include performance-based and market-based goals that impact the number of shares that ultimately vest based on the level of goal achievement. The Company measures the cost of employee or director services received in exchange for an award of equity instruments based on the fair value of the award, which is the intrinsic value on the grant date. This cost is recognized as expense in the Consolidated Statements of Operations ratably over the vesting period of the award. Any tax benefit or deficiency is recorded as income tax benefit or expense in the period the shares vest. Excess tax benefits are classified along with other income tax cash flows as an operating activity. The Company issues restricted stock and restricted stock unit awards which vest over a one or three year period during which time the employee or director accrues or receives dividends and may have full voting rights depending on the terms of the grant.

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

Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

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

The majority of the Company’s revenue streams including interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, loan servicing income and other loan fee income are outside the scope of Topic 606. Revenue streams reported as deposit fees and other service charges include transaction based deposit fees, non-transaction based deposit fees, interchange fees on credit and debit cards and merchant service fees which are within the scope of Topic 606. The Company applied the requirements of Topic 606 to the revenue streams that are within its scope. The adoption of Topic 606 did not result in any changes in either the timing or amount of recognized revenue in prior periods by the Company; however, the presentation of certain costs associated with our merchant services are offset against deposit fees and other service charges in non-interest income. The Company previously recognized payment network related fees that were collected by the Company and passed through to another party related to its merchant services as non-interest expense. The change in presentation resulted in $7.8 million of expenses for the year ended December 31, 2018 being netted against deposit fees and other services charges and reported in non-interest income instead of as payment and card processing expenses in non-interest expense. In addition, to conform to the current period presentation, $8.3 million of merchant services related expenses for the year ended December 31, 2017, and $7.2 million of merchant services related expenses for the year ended December 31, 2016, were reclassified from payment and card processing expense in non-interest expense to being netted against deposit fees and other service charges in non-interest income. The Company elected to apply the practical expedient and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less.

The following table presents the impact of adopting of the new revenue standard on our Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the year ended December 31, 2018			For the year ended December 31, 2017			For the year ended December 31, 2016
	As Reported	Balance without Adoption of ASC 606	Effect of Change	As Reported	Balance without Adoption of ASC 606	Effect of Change	As Reported	Balance without Adoption of ASC 606	Effect of Change
Non-interest income:
Deposit fees and other service charges	$48,074	$55,841	$(7,767)	$43,452	$51,787	$(8,335)	$41,911	$49,156	$(7,245)

Non-interest expense:
Payment and card processing expenses	$15,412	$23,179	$(7,767)	$14,330	$22,665	$(8,335)	$14,359	$21,604	$(7,245)

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. This ASU simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The Company adopted this ASU on January 1, 2018. The adoption of this ASU resulted in the Company reclassifying $28.1 million from retained earnings to AOCI for the cumulative fair value adjustments on its junior subordinated debentures related to instrument specific credit risk. During the year ended December 31, 2018, the Company recorded a $11.7 million, net of tax, reduction in other comprehensive income (loss) for the change in instrument specific credit risk on its junior subordinated debentures. Prior to the adoption of this ASU this amount would have been recorded in the Consolidated Statement of Operations. In addition, as a result of adopting this ASU the Company recorded a $137,000 reduction in retained earnings representing the unrealized loss on available for sale equity securities at the date of adoption. Any future changes in fair value on equity securities will be recorded in the Consolidated Statement of Operations. During the year ended December 31, 2018, the Company recorded a $5,000 gain for the increase in fair value of its equity securities as a component of the net change in financial instruments carried at fair value in the Consolidated Statement of Operations. At December 31, 2018, the Company held $352,000 of equity investment securities which were previously reported as available-for-sale securities and are now reported in other assets.

In addition, the adoption of this ASU resulted in changing how the Company estimates the fair value of portfolio loans for disclosure purposes. Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics.  Loans are segregated by type such as multifamily real estate, residential mortgage, nonresidential mortgage, commercial/agricultural, consumer and other.  Each loan category is further segmented into fixed- and adjustable-rate interest terms. An estimate of fair value is then calculated based on discounted cash flows using as a discount rate based on the current rate offered on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans, as well as a quarterly loss rate based on historical losses to arrive at an estimated exit price fair value. Fair value for impaired loans is also based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

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

Leases (Topic 842)

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and entities are required to use a modified retrospective approach for leases.  The Company adopted the new guidance effective January 1, 2019. The Company elected the transition option provided in ASU No. 2018-11 and applied the modified retrospective approach.  The Company also elected certain relief options for practical expedients: the option to not separate lease and non-lease components and instead to account for them as a single lease component, and the option to not recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e. leases terms of twelve months or less). The Company has 113 real property leases under non-cancelable operating leases, the majority of which will be subject to this ASU that will result in the recognition of right-of-use assets and lease liabilities.  All of the Company’s equipment is owned or on short-term leases.  The Company implemented a third party software solution to meet the new requirements of this ASU.  The Company compiled a complete inventory of arrangements containing leases and analyzed the lease data necessary to meet the new requirements and has entered the leases into the new leasing software solution. In connection with the adoption of this ASU, as of January 1, 2019, the Company recorded a $51 million right of use asset and a $53 million lease liability on its Consolidated Statements of Financial Condition.

In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. The amendments in this ASU provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). In addition, the amendments in this ASU provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606). The amendments of this ASU became effective for the Company on January 1, 2019.

Derivatives and Hedging (Topic 815)

In August 2017, FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU are intended to provide investors better insight to an entity's risk management hedging strategies by permitting a company to recognize the economic results of its hedging strategies in its financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The Company adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

In October 2018, FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting. In the United States, eligible benchmark interest rates under Topic 815 are interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (LIBOR) swap rate, and the Overnight Index Swap Rate based on the Fed Funds Effective Rate. ASU 2017-12 introduced the Securities Industry and Financial Markets Association Municipal Swap Rate as the fourth permissible U.S. benchmark rate. ASU 2018-16 adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate hedging strategies for both risk management and hedge accounting purposes. The Company adopted amendments in this ASU effective concurrently with its adoption of ASU 2017-12, effective January 1, 2019. Adoption of ASU 2018-16 did not have a material impact on the Company's Consolidated Financial Statements.

Financial Instruments—Credit Losses (Topic 326)

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. This ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements. The Company has formed an internal committee to oversee the project, engaged a third-party vendor to assist with the project and has completed its gap analysis phase of the project. In addition, the Company has selected a second third-party vendor to assist with building and developing the required models and has completed the initial build out of the required models. The Company is evaluating different third party alternatives for providing a reasonable a supportable forecast. Once a source for the forecast has been selected, the Company will begin to add a reasonable and supportable forecast and qualitative factors into the models. Upon adoption, the Company expects changes in the processes and procedures used to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit-impaired loans; however, the Company is still in the process of determining the magnitude of the change and its impact on the Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available-for-sale will be replaced with an allowance approach.

Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)

In March 2017, FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the ASU requires the premium to be amortized to the earliest call date. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to the maturity date. This ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. The Company adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

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

Income Taxes (Topic 740)

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the 2017 Tax Act and allows entities to report provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements in the 2017 Form 10-K. During 2018, the Company recorded a $4.2 million decrease to tax expense related to provisional amounts recorded in 2017.

Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)

In August 2018, FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Adoption of ASU 2018-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Fair Value Measurement (Topic 820)

In August 2018, FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU removes, modifies and adds disclosure requirements in Topic 820. The following disclosure requirements were removed: 1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, and 3) the valuation processes for Level 3 fair value measurements. This ASU modified disclosure requirements by requiring that the measurement uncertainty disclosure communicates information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: 1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. Adoption of ASU 2018-13 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3:  BUSINESS COMBINATION AND BRANCH DIVESTITURE

Acquisition of Skagit Bancorp, Inc.
Effective as of the close of business on November 1, 2018, the Company acquired 100% of the outstanding common shares of Skagit Bancorp, Inc. (“Skagit”) and its wholly-owned subsidiary, Skagit Bank, a Washington state chartered commercial bank headquartered in Burlington, Washington, with 11 branches serving markets along the I-5 corridor from Seattle to the Canadian border. On that date, Skagit merged with and into Banner and Skagit Bank merged with and into Banner Bank. The merged banks will operate as Banner Bank post system conversion. Pursuant to the previously announced terms of the merger, the equity holders of Skagit received an aggregate of 3.1 million shares of Banner voting common stock, plus cash in lieu of fractional shares and cash to buyout Skagit stock options for total consideration paid of $180.0 million. The acquisition provided $915.8 million in assets, $810.2 million in deposits and $632.4 million in loans to Banner.
The application of the acquisition method of accounting resulted in recognition of a CDI asset of $16.4 million and goodwill of $96.5 million. The acquired CDI has been determined to have a useful life of approximately nine years and will be amortized on an accelerated basis. Goodwill is not amortized but will be evaluated for impairment on an annual basis or more often if circumstances dictate to determine if the carrying value remains appropriate. Goodwill will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

The following table presents a summary of the consideration paid and the estimated fair values as of the acquisition date for each major class of assets acquired and liabilities assumed (in thousands):

	Skagit
	November 1, 2018
Consideration to Skagit equity holders:
Cash paid		$329
Fair value of common shares issued		179,709
Total consideration		180,038

Fair value of assets acquired:
Cash and cash equivalents	$19,167
Securities	210,326
Loans receivable (contractual amount of $645.6 million)	632,374
Real estate owned held for sale	2,593
Property and equipment	15,788
Core deposit intangible	16,368
Deferred tax asset	95
Other assets	19,110
Total assets acquired	915,821

Fair value of liabilities assumed:
Deposits	810,209
Other liabilities	22,069
Total liabilities assumed	832,278

Net assets acquired		83,543
Goodwill		$96,495
Acquired goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The primary reason for the acquisition was to expand the Company’s presence and density in the North Sound region of the Pacific Northwest along the I-5 corridor. The Company paid this premium for a number of reasons, including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in existing markets. See Note 17, Goodwill, Other Intangible Assets and Mortgage Servicing Rights for the accounting for goodwill and other intangible assets.
Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Additional adjustments to the acquisition accounting that may be required would most likely involve loans, property and equipment, or the deferred tax asset. As of November 1, 2018, the unpaid principal balance on purchased non-credit-impaired loans was $637.4 million. The fair value of the purchased non-credit-impaired loans was $625.2 million, resulting in a discount of $12.2 million recorded on these loans, which includes $7.9 million of a credit related discount. This discount is being accreted into income over the life of the loans on an effective yield basis.

The following table presents the acquired PCI loans as of the acquisition date (in thousands):

Skagit
November 1, 2018
Acquired PCI loans:
Contractually required principal and interest payments	$9,897
Nonaccretable difference	(1,915)
Cash flows expected to be collected	7,982
Accretable yield	(995)
Fair value of PCI loans	$6,987
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Skagit for the period November 1, 2018 to December 31, 2018. Disclosure of the amount of Skagit’s revenue and net income (excluding integration costs) included in the Company’s Consolidated Statements of Operations is impracticable due to the integration of the operations and accounting for this acquisition. The pro forma impact of the Skagit acquisition to the historical financial results was determined to not be significant.

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

Note 4:  SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at December 31, 2018 and 2017 are summarized as follows (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Corporate bonds	$27,203			$25,896

Available-for-Sale:
U.S. Government and agency obligations	$151,012	$149	$(2,049)	$149,112
Municipal bonds	116,548	1,806	(532)	117,822
Corporate bonds	3,556	—	(61)	3,495
Mortgage-backed or related securities	1,355,258	5,210	(16,607)	1,343,861
Asset-backed securities	22,047	6	(120)	21,933
	$1,648,421	$7,171	$(19,369)	$1,636,223
Held-to-Maturity:
U.S. Government and agency obligations	$1,006	$14	$(1)	$1,019
Municipal bonds:	176,663	1,727	(2,578)	175,812
Corporate bonds	3,736	—	(13)	3,723
Mortgage-backed or related securities	52,815	66	(898)	51,983
	$234,220	$1,807	$(3,490)	$232,537

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Municipal bonds	$100			$100
Corporate bonds	27,132			22,058
Equity securities	14			160
	$27,246			$22,318
Available-for-Sale:
U.S. Government and agency obligations	$72,829	$68	$(431)	$72,466
Municipal bonds	68,513	665	(445)	68,733
Corporate bonds	5,431	6	(44)	5,393
Mortgage-backed or related securities	745,956	1,003	(7,402)	739,557
Asset-backed securities	27,667	184	(93)	27,758
Equity securities	5,716	10	(148)	5,578
	$926,112	$1,936	$(8,563)	$919,485
Held-to-Maturity:
U.S. Government and agency obligations	$1,024	$29	$—	$1,053
Municipal bonds:	189,860	3,385	(1,252)	191,993
Corporate bonds	3,978	7	—	3,985
Mortgage-backed or related securities	65,409	266	(518)	65,157
	$260,271	$3,687	$(1,770)	$262,188

At December 31, 2018 and 2017, the gross unrealized losses and the fair value for securities available-for-sale and held-to-maturity aggregated by the length of time that individual securities have been in a continuous unrealized loss position was as follows (in thousands):

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$75,885	$(1,240)	$50,508	$(809)	$126,393	$(2,049)
Municipal bonds	6,422	(54)	27,231	(478)	33,653	(532)
Corporate bonds	3,199	(56)	295	(5)	3,494	(61)
Mortgage-backed or related securities	316,074	(2,939)	571,989	(13,668)	888,063	(16,607)
Asset-backed securities	10,582	(24)	9,913	(96)	20,495	(120)
	$412,162	$(4,313)	$659,936	$(15,056)	$1,072,098	$(19,369)
Held-to-Maturity:
U.S. Government and agency obligations	$145	$(1)	$—	$—	$145	$(1)
Municipal bonds	29,898	(274)	44,637	(2,304)	74,535	(2,578)
Corporate bonds	—	—	487	(13)	487	(13)
Mortgage-backed or related securities	10,761	(220)	30,035	(678)	40,796	(898)
	$40,804	$(495)	$75,159	$(2,995)	$115,963	$(3,490)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
U.S. Government and agency obligations	$31,276	$(211)	$23,341	$(220)	$54,617	$(431)
Municipal bonds	20,879	(185)	13,360	(260)	34,239	(445)
Corporate bonds	296	(4)	4,682	(40)	4,978	(44)
Mortgage-backed or related securities	559,916	(5,138)	100,662	(2,264)	660,578	(7,402)
Asset-backed securities	—	—	9,926	(93)	9,926	(93)
Equity securities	5,480	(148)	—	—	5,480	(148)
	$617,847	$(5,686)	$151,971	$(2,877)	$769,818	$(8,563)
Held-to-Maturity:
Municipal bonds	$21,839	$(171)	$34,314	$(1,081)	$56,153	$(1,252)
Mortgage-backed or related securities	38,023	(378)	4,434	(140)	42,457	(518)
	$59,862	$(549)	$38,748	$(1,221)	$98,610	$(1,770)
At December 31, 2018, there were 271 securities—available-for-sale with unrealized losses, compared to 226 at December 31, 2017.  At December 31, 2018, there were 90 securities—held-to-maturity with unrealized losses, compared to 66 at December 31, 2017.  Management does not believe that any individual unrealized loss as of December 31, 2018 or 2017 represented OTTI.  The decline in fair market value of these securities was generally due to changes in interest rates.

There were no sales of securities—trading for the year ended December 31, 2018. Sales of securities—trading totaled $1.3 million with a resulting net gain of $28,000 for the year ended December 31, 2017. Sales of securities—trading for the year ended December 31, 2016 totaled $7.8 million with a resulting net gain of $530,000. There were no securities—trading in a nonaccrual status at both December 31, 2018 and 2017.  Net unrealized holding gains of $3.8 million and $658,000 were recognized in 2018 and 2017, respectively.

Sales of securities—available-for-sale totaled $214.6 million with a resulting net loss of $839,000 for the year ended December 31, 2018.  Sales of securities—available-for-sale totaled $522.6 million with a resulting net loss of $2.1 million for the year ended December 31, 2017. Sales of securities—available-for-sale totaled $369.8 million with a resulting net gain of $311,000 for the year ended December 31, 2016.  There were no securities—available-for-sale in a nonaccrual status at December 31, 2018 and 2017.

There were no sales of securities—held-to-maturity during the years ended December 31, 2018, 2017 or 2016. There were no securities—held-to-maturity in a nonaccrual status at December 31, 2018 and 2017 although there were partial calls of securities that resulted in a net gain of $2,000 for the year ended December 31, 2018.

The amortized cost and estimated fair value of securities at December 31, 2018, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	December 31, 2018
	Trading		Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing in one year or less	$—	$—	$10,680	$10,661	$2,885	$2,875
Maturing after one year through five years	—	—	84,333	84,140	60,124	59,591
Maturing after five years through ten years	—	—	383,987	381,628	62,942	63,352
Maturing after ten years through twenty years	27,203	25,896	210,917	210,883	70,968	71,378
Maturing after twenty years	—	—	958,504	948,911	37,301	35,341
	$27,203	$25,896	$1,648,421	$1,636,223	$234,220	$232,537

The following table presents, as of December 31, 2018, investment securities which were pledged to secure borrowings, public deposits or other obligations as permitted or required by law (in thousands):

	Carrying Value	Amortized Cost	Fair Value
Purpose or beneficiary:
State and local governments public deposits	$143,336	$143,505	$143,887
Interest rate swap counterparties	11,356	11,576	11,344
Repurchase transaction accounts	154,042	155,014	154,042
Other	3,827	3,827	3,719
Total pledged securities	$312,561	$313,922	$312,992

Note 5:  LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 2018 and 2017 are summarized as follows (dollars in thousands):

	December 31, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate:
Owner-occupied	$1,430,097	16.4%	$1,284,363	16.9%
Investment properties	2,131,059	24.5	1,937,423	25.5
Multifamily real estate	368,836	4.2	314,188	4.1
Commercial construction	172,410	2.0	148,435	2.0
Multifamily construction	184,630	2.1	154,662	2.0
One- to four-family construction	534,678	6.2	415,327	5.5
Land and land development:
Residential	188,508	2.2	164,516	2.2
Commercial	27,278	0.3	24,583	0.3
Commercial business	1,483,614	17.1	1,279,894	16.8
Agricultural business, including secured by farmland	404,873	4.7	338,388	4.4
One- to four-family residential	973,616	11.2	848,289	11.2
Consumer:
Consumer secured by one- to four-family	568,979	6.6	522,931	6.9
Consumer—other	216,017	2.5	165,885	2.2
Total loans outstanding	8,684,595	100.0%	7,598,884	100.0%
Less allowance for loan losses	(96,485)		(89,028)
Net loans	$8,588,110		$7,509,856

Loan amounts are net of unearned loan fees in excess of unamortized costs of $1.4 million as of December 31, 2018 and included net unamortized costs of $158,000 at December 31, 2017. Net loans include net discounts on acquired loans of $25.7 million and $21.1 million as of December 31, 2018 and 2017, respectively.

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  Such loans had balances of $3.5 million and $3.5 million at December 31, 2018 and 2017, respectively.

Purchased credit-impaired loans: The outstanding contractual unpaid principal balance of PCI loans, excluding acquisition accounting adjustments, was $22.0 million at December 31, 2018 and $32.5 million at December 31, 2017. The carrying balance of PCI loans was $14.4 million at December 31, 2018 and $21.3 million at December 31, 2017.
The following table presents the changes in the accretable yield for PCI loans for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31
	2018	2017
Balance, beginning of period	$6,520	$8,717
Additions	995	—
Accretion to interest income	(7,509)	(5,929)
Disposals and other	58	(564)
Reclassifications from non-accretable difference	5,152	4,296
Balance, end of period	$5,216	$6,520

As of December 31, 2018 and December 31, 2017, the non-accretable difference between the contractually required payments and cash flows expected to be collected was $7.1 million and $11.3 million, respectively.

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

The following tables provide additional information on impaired loans, excluding PCI loans, with and without specific allowance reserves at December 31, 2018 and 2017.  Recorded investment includes the unpaid principal balance or the carrying amount of loans less charge-offs and net deferred loan fees (in thousands):

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$3,193	$2,768	$200	$19
Investment properties	7,287	1,320	5,606	226
Multifamily construction	1,901	1,427	—	—
One- to four-family construction	919	919	—	—
Land and land development:
Residential	1,134	798	—	—
Commercial	44	44	—	—
Commercial business	4,014	2,937	391	16
Agricultural business/farmland	4,863	1,751	2,561	96
One- to four-family residential	6,724	4,314	2,358	51
Consumer:
Consumer secured by one- to four-family	1,622	1,438	133	6
Consumer—other	112	49	62	2
	$31,813	$17,765	$11,311	$416

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment		Related Allowance
		Without Allowance (1)	With Allowance (2)
Commercial real estate:
Owner-occupied	$7,807	$6,447	$199	$18
Investment properties	11,296	4,200	6,884	263
One- to four-family construction	298	298	—	—
Land and land development:
Residential	1,134	798	—	—
Commercial business	4,441	3,424	555	50
Agricultural business/farmland	9,388	6,230	3,031	264
One- to four-family residential	9,547	3,709	5,775	178
Consumer:
Consumer secured by one- to four-family	1,498	1,324	139	7
Consumer—other	134	58	73	2
	$45,543	$26,488	$16,656	$782

(1)
Includes loans without an allowance reserve that have been individually evaluated for impairment and that evaluation concluded that no reserve was needed, and $9.0 million and $10.6 million of homogenous and small balance loans as of December 31, 2018 and December 31, 2017, respectively, that are collectively evaluated for impairment for which a general reserve has been established.

(2)
Loans with a specific allowance reserve have been individually evaluated for impairment using either a discounted cash flow analysis or, for collateral dependent loans, current appraisals less costs to sell to establish realizable value.

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,806	$11	$3,697	$11	$2,721	$2
Investment properties	7,822	314	9,136	195	18,529	242
Multifamily real estate	—	—	251	10	513	21
Commercial construction	115	—	—	—	—	—
One- to four-family construction	778	6	418	27	1,158	75
Land and land development:
Residential	994	10	1,396	42	1,948	85
Commercial	4	—	867	—	1,003	—
Commercial business	3,443	21	5,996	68	4,290	37
Agricultural business/farmland	5,501	102	6,184	207	5,004	119
One- to four-family residential	7,845	302	9,499	322	11,976	441
Consumer:
Consumer secured by one- to four-family	1,583	17	1,635	9	1,778	17
Consumer—other	142	4	184	7	615	17
	$32,033	$787	$39,263	$898	$49,535	$1,056

The following table presents TDRs by accrual and nonaccrual status at December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Accrual Status	Nonaccrual Status	Total TDRs	Accrual Status	Nonaccrual Status	Total TDRs
Commercial real estate:
Owner-occupied	$200	$78	$278	$199	$87	$286
Investment properties	5,606	—	5,606	6,884	—	6,884
Commercial business	391	—	391	555	—	555
Agricultural business/farmland	2,561	—	2,561	3,129	29	3,158
One- to four-family residential	4,469	239	4,708	5,136	801	5,937
Consumer:
Consumer secured by one- to four-family	133	—	133	139	—	139
Consumer—other	62	—	62	73	—	73
	$13,422	$317	$13,739	$16,115	$917	$17,032

As of December 31, 2018 and 2017, the Company had commitments to advance funds up to an additional amount of none and $45,000, respectively, related to TDRs.

There were no new TDRs that occurred during the year ended December 31, 2018. The following table presents new TDRs that occurred during the years ended December 31, 2017 and 2016 (dollars in thousands):

	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Year Ended December 31, 2017
Recorded Investment (1) (2)
Commercial real estate:
Investment properties	1	$3,714	$3,714
Total	1	$3,714	$3,714

Year Ended December 31, 2016
Recorded Investment (1) (2)
Commercial real estate:
Owner-occupied	1	$194	$194
One- to four-family residential	1	$78	$78
Total	2	$272	$272

(1)
Since most loans were already considered classified and/or on non-accrual status prior to restructuring, the modifications did not have a material effect on the Company’s determination of the allowance for loan losses.

(2)
Generally, these modifications do not fit into one separate type, such as rate, term, amount, interest-only or payment, but instead are a combination of multiple types of modifications; therefore, they are disclosed in aggregate.

There were no TDRs which incurred a payment default within the years ended December 31, 2018 and December 31, 2017 for which the payment default occurred within twelve months of the restructure date.  A default on a restructured loan results in a transfer to nonaccrual status, a charge-off or a combination of both.

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

Overall Risk Rating Definitions:  Risk-ratings contain both qualitative and quantitative measurements and take into account the financial strength of a borrower and the structure of the loan or lease.  Consequently, the definitions are to be applied in the context of each lending transaction and judgment must also be used to determine the appropriate risk rating, as it is not unusual for a loan or lease to exhibit characteristics of more than one risk-rating category.  Consideration for the final rating is centered in the borrower’s ability to repay, in a timely fashion, both principal and interest.  There were no material changes in the risk-rating or loan grading system in 2018.

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

The following tables show Banner’s portfolio of risk-rated loans and non-risk-rated loans by grade or other characteristic as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,396,721	$6,963	$26,413	$—	$—	$1,430,097
Investment properties	2,122,621	—	8,438	—	—	2,131,059
Multifamily real estate	368,262	—	574	—	—	368,836
Commercial construction	159,167	11,816	1,427	—	—	172,410
Multifamily construction	184,630	—	—	—	—	184,630
One- to four-family construction	533,759	—	919	—	—	534,678
Land and land development:
Residential	187,710	—	798	—	—	188,508
Commercial	27,200	—	78	—	—	27,278
Commercial business	1,436,733	7,661	39,133	87	—	1,483,614
Agricultural business, including secured by farmland	392,318	4,214	8,341	—	—	404,873
One- to four-family residential	969,011	499	4,106	—	—	973,616
Consumer:
Consumer secured by one- to four-family	564,001	—	4,978	—	—	568,979
Consumer—other	215,706	9	302	—	—	216,017
Total	$8,557,839	$31,162	$95,507	$87	$—	$8,684,595

	December 31, 2017
By class:	Pass (Risk Ratings 1-5)(1)	Special Mention	Substandard	Doubtful	Loss	Total Loans
Commercial real estate:
Owner-occupied	$1,246,125	$12,227	$26,011	$—	$—	$1,284,363
Investment properties	1,918,940	9,118	9,365	—	—	1,937,423
Multifamily real estate	313,432	—	756	—	—	314,188
Commercial construction	148,435	—	—	—	—	148,435
Multifamily construction	154,662	—	—	—	—	154,662
One- to four-family construction	411,802	—	3,525	—	—	415,327
Land and land development:
Residential	153,073	10,554	889	—	—	164,516
Commercial	21,665	—	2,918	—	—	24,583
Commercial business	1,213,365	12,135	54,282	112	—	1,279,894
Agricultural business, including secured by farmland	321,110	3,852	13,426	—	—	338,388
One- to four-family residential	842,304	569	5,416	—	—	848,289
Consumer:
Consumer secured by one- to four-family	520,675	—	2,256	—	—	522,931
Consumer—other	165,594	13	278	—	—	165,885
Total	$7,431,182	$48,468	$119,122	$112	$—	$7,598,884

(1)
The Pass category includes some performing loans that are part of homogenous pools which are not individually risk-rated.  This includes all consumer loans, all one- to four-family residential loans and, as of December 31, 2018 and 2017, in the commercial business category, $590.9 million and $296.8 million, respectively, of credit-scored small business loans.  As loans in these homogeneous pools become non-accrual, they are individually risk-rated.

The following tables provide additional detail on the age analysis of Banner’s past due loans as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	30–59 Days Past Due	60–89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$785	$519	$2,223	$3,527	$8,531	$1,418,039	$1,430,097	$—	$2,768
Investment properties	91	498	934	1,523	3,462	2,126,074	2,131,059	—	1,320
Multifamily real estate	317	—	—	317	138	368,381	368,836	—	—
Commercial construction	—	—	1,427	1,427	—	170,983	172,410	—	1,427
Multifamily construction	—	—	—	—	—	184,630	184,630	—	—
One- to four-family construction	4,781	1,078	919	6,778	137	527,763	534,678	—	919
Land and land development:
Residential	450	—	798	1,248	—	187,260	188,508	—	798
Commercial	34	—	44	78	—	27,200	27,278	—	44
Commercial business	3,982	1,305	1,756	7,043	1,028	1,475,543	1,483,614	1	2,936
Agricultural business/farmland	343	1,518	1,601	3,462	493	400,918	404,873	—	1,751
One- to four-family residential	5,440	1,790	1,657	8,887	101	964,628	973,616	658	1,544
Consumer:
Consumer secured by one- to four-family	1,136	765	706	2,607	432	565,940	568,979	238	1,201
Consumer—other	911	385	9	1,305	91	214,621	216,017	9	40
Total	$18,270	$7,858	$12,074	$38,202	$14,413	$8,631,980	$8,684,595	$906	$14,748

	December 31, 2017
	30–59 Days Past Due	60–89 Days Past Due	90 Days or More Past Due	Total Past Due	Purchased Credit-Impaired	Current	Total Loans	Loans 90 Days or More Past Due and Accruing	Non-accrual
Commercial real estate:
Owner-occupied	$5,323	$76	$5,490	$10,889	$7,682	$1,265,792	$1,284,363	$—	$6,447
Investment properties	1,737	—	4,096	5,833	7,166	1,924,424	1,937,423	—	4,199
Multifamily real estate	105	—	—	105	169	313,914	314,188	—	—
Commercial construction	—	—	—	—	—	148,435	148,435	—	—
Multifamily construction	3,416	—	—	3,416	—	151,246	154,662	—	—
One- to four-family construction	4,892	725	298	5,915	446	408,966	415,327	298	—
Land and land development:
Residential	—	—	798	798	—	163,718	164,516	—	798
Commercial	—	—	—	—	2,919	21,664	24,583	—	—
Commercial business	1,574	404	2,577	4,555	2,159	1,273,180	1,279,894	18	3,406
Agricultural business/farmland	598	533	2,017	3,148	565	334,675	338,388	—	6,132
One- to four-family residential	4,475	1,241	2,715	8,431	136	839,722	848,289	1,085	3,264
Consumer:
Consumer secured by one- to four-family	1,355	62	713	2,130	—	520,801	522,931	85	1,239
Consumer—other	609	136	15	760	68	165,057	165,885	—	58
Total	$24,084	$3,177	$18,719	$45,980	$21,310	$7,531,594	$7,598,884	$1,486	$25,543

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2018 (in thousands):

	For the Year Ended December 31, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$22,824	$1,633	$27,568	$18,311	$4,053	$2,055	$3,866	$8,718	$89,028
Provision for loan losses	3,063	2,185	(2,860)	2,129	417	1,952	5,141	(3,527)	8,500
Recoveries	1,646	—	213	1,049	64	750	366	—	4,088
Charge-offs	(401)	—	(479)	(2,051)	(756)	(43)	(1,401)	—	(5,131)
Ending balance	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485

	December 31, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$246	$—	$—	$16	$96	$51	$7	$—	$416
Allowance collectively evaluated for impairment	26,886	3,818	24,442	19,399	3,622	4,663	7,965	5,191	95,986
Allowance for purchased credit-impaired loans	—	—	—	23	60	—	—	—	83
Total allowance for loan losses	$27,132	$3,818	$24,442	$19,438	$3,778	$4,714	$7,972	$5,191	$96,485

	December 31, 2018
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$8,625	$—	$3,096	$391	$3,298	$4,469	$196	$—	$20,075
Loans collectively evaluated for impairment	3,540,538	368,698	1,104,271	1,482,195	401,082	969,046	784,277	—	8,650,107
Purchased credit-impaired loans	11,993	138	137	1,028	493	101	523	—	14,413
Total loans	$3,561,156	$368,836	$1,107,504	$1,483,614	$404,873	$973,616	$784,996	$—	$8,684,595

The following tables provide additional information on the allowance for loan losses and loan balances individually and collectively evaluated for impairment at or for the year ended December 31, 2017 (in thousands):

	For the Year Ended December 31, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,993	$1,360	$34,252	$16,533	$2,967	$2,238	$4,104	$3,550	$85,997
Provision for loan losses	2,639	262	(7,921)	4,355	3,326	(415)	586	5,168	8,000
Recoveries	372	11	1,237	1,226	134	270	481	—	3,731
Charge-offs	(1,180)	—	—	(3,803)	(2,374)	(38)	(1,305)	—	(8,700)
Ending balance	$22,824	$1,633	$27,568	$18,311	$4,053	$2,055	$3,866	$8,718	$89,028

	December 31, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance individually evaluated for impairment	$281	$—	$—	$50	$264	$178	$9	$—	$782
Allowance collectively evaluated for impairment	22,543	1,633	27,567	18,214	3,676	1,877	3,857	8,718	88,085
Allowance for purchased credit-impaired loans	—	—	1	47	113	—	—	—	161
Total allowance for loan losses	$22,824	$1,633	$27,568	$18,311	$4,053	$2,055	$3,866	$8,718	$89,028

	December 31, 2017
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Loan balances:
Loans individually evaluated for impairment	$16,017	$—	$750	$1,812	$8,585	$5,136	$212	$—	$32,512
Loans collectively evaluated for impairment	3,190,921	314,019	903,408	1,275,923	329,238	843,017	688,536	—	7,545,062
Purchased credit-impaired loans	14,848	169	3,365	2,159	565	136	68	—	21,310
Total loans	$3,221,786	$314,188	$907,523	$1,279,894	$338,388	$848,289	$688,816	$—	$7,598,884

The following table provides additional information on the allowance for loan losses for the year ended December 31, 2016 (in thousands):

	For the Year Ended December 31, 2016
	Commercial Real Estate	Multifamily Real Estate	Construction and Land	Commercial Business	Agricultural Business	One- to Four-Family Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,716	$4,195	$27,131	$13,856	$3,645	$4,732	$902	$2,831	$78,008
Provision for loan losses	441	(2,835)	5,566	1,632	(170)	(3,402)	4,079	719	6,030
Recoveries	582	—	2,171	1,993	59	1,283	610	—	6,698
Charge-offs	(746)	—	(616)	(948)	(567)	(375)	(1,487)	—	(4,739)
Ending balance	$20,993	$1,360	$34,252	$16,533	$2,967	$2,238	$4,104	$3,550	$85,997

Note 6:  REAL ESTATE OWNED, HELD FOR SALE, NET

The following table presents the changes in REO, net of valuation allowance, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31
	2018	2017	2016
Balance, beginning of period	$360	$11,081	$11,627
Additions from loan foreclosures	641	46	8,909
Additions from capitalized costs	—	54	—
Additions from acquisitions	2,593	—	400
Proceeds from dispositions of REO	(838)	(13,474)	(10,812)
Gain on sale of REO	242	2,909	1,833
Valuation adjustments in the period	(387)	(256)	(876)
Balance, end of period	$2,611	$360	$11,081

The Company had no foreclosed residential real estate properties held as REO at December 31, 2018 or December 31, 2017. The recorded investment in one- to four-family residential loans in the process of foreclosure was $1.2 million at December 31, 2018 and $2.0 million at December 31, 2017.

Note 7:  PROPERTY AND EQUIPMENT, NET

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2018 and 2017 are summarized as follows (in thousands):

	December 31
	2018	2017
Land(1)	$37,835	$35,080
Buildings and leasehold improvements(1)	163,813	154,374
Furniture and equipment	122,614	105,643
	324,262	295,097
Less accumulated depreciation	(152,453)	(140,282)
Property and equipment, net	$171,809	$154,815
(1) The Company had $557,000 and $3.8 million of properties held for sale that were included in land and buildings at December 31, 2018 and 2017, respectively.

The Company’s depreciation expense related to property and equipment was $15.2 million, $14.7 million, and $13.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The Company’s rental expense was $17.2 million, $16.4 million, and $16.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company’s obligations under long-term property leases are as follows (in thousands):

Year	Amount
2019	$10,876
2020	10,450
2021	9,485
2022	6,716
2023	4,248
Thereafter	11,225
Total	$53,000

Note 8:  DEPOSITS

Deposits consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31
	2018	2017
Non-interest-bearing checking	$3,657,817	$3,265,544
Interest-bearing checking	1,191,016	971,137
Regular savings accounts	1,842,581	1,557,500
Money market accounts	1,465,369	1,422,313
Total interest-bearing transaction and savings accounts	4,498,966	3,950,950
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	1,143,303	813,997
Certificates of deposit greater than $250,000	176,962	152,940
Total certificates of deposit(1)	1,320,265	966,937
Total deposits	$9,477,048	$8,183,431
Included in total deposits:
Public fund transaction accounts	$217,401	$198,719
Public fund interest-bearing certificates	30,089	23,685
Total public deposits	$247,490	$222,404
Total brokered deposits	$377,347	$57,228
(1)Certificates of deposit included $563,000 of acquisition discounts at December 31, 2018 and $11,000 of acquisition premiums at December 31, 2017.

Deposits at December 31, 2018 and 2017 included deposits from the Company’s directors, executive officers and related entities totaling $8.3 million and $10.0 million, respectively. At December 31, 2018 and 2017, the Company had certificates of deposit of $180.5 million and $155.9 million, respectively, that were equal to or greater than $250,000.

Scheduled maturities and weighted average interest rates of certificate accounts at December 31, 2018 are as follows (dollars in thousands):

	December 31, 2018
	Amount	Weighted Average Rate
Maturing in one year or less	$1,001,206	1.15%
Maturing after one year through two years	201,919	1.09
Maturing after two years through three years	90,247	1.57
Maturing after three years through four years	13,364	1.22
Maturing after four years through five years	11,282	1.75
Maturing after five years	2,247	1.07
Total certificates of deposit	$1,320,265	1.17%

Note 9:  ADVANCES FROM FEDERAL HOME LOAN BANK OF DES MOINES

Utilizing a blanket pledge, qualifying loans receivable at December 31, 2018 and 2017, were pledged as security for FHLB borrowings and there were no securities pledged as collateral as of December 31, 2018 or 2017.  At December 31, 2018 and 2017, FHLB advances were scheduled to mature as follows (in thousands):

	At or for the Years Ended December 31
	2018		2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing in one year or less	$540,000	2.64%	$—	—%
Maturing after one year through three years	—	—	—	—
Maturing after three years through five years	—	—	—	—
Maturing after five years	189	5.94	202	5.94
Total FHLB advances	$540,189	2.64%	$202	5.94%

The maximum amount outstanding from the FHLB advances at any month end for the years ended December 31, 2018 and 2017 was $540.2 million and $453.2 million, respectively. The average FHLB advances balance outstanding for the years ended December 31, 2018 and 2017 was $253.7 million and $151.3 million, respectively. The average contractual interest rate on the FHLB advances for the years ended December 31, 2018 and 2017 was 2.22% and 1.26%, respectively. As of December 31, 2018, Banner Bank has established a borrowing line with the FHLB to borrow up to 45% of its total assets, contingent on having sufficient qualifying collateral and ownership of FHLB stock.  Islanders Bank similarly may borrow up to 35% of its total assets, also contingent on collateral and FHLB stock.  At December 31, 2018, the maximum total FHLB credit line was $4.59 billion and $103.5 million for Banner Bank and Islanders Bank, respectively.

Note 10:  OTHER BORROWINGS

Other borrowings consist of retail and wholesale repurchase agreements, other term borrowings and Federal Reserve Bank borrowings.

Repurchase Agreements:  At December 31, 2018, retail repurchase agreements carry interest rates ranging from 0.10% to 0.55%. These repurchase agreements are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $154.0 million.  Banner Bank has the right to pledge or sell these securities, but it must replace them with substantially the same securities. Banner Bank had no borrowings under wholesale repurchase agreements at December 31, 2018 or December 31, 2017.

Federal Reserve Bank of San Francisco and Other Borrowings:  Banner Bank periodically borrows funds on an overnight basis from the Federal Reserve Bank through the Borrower-In-Custody program.  Such borrowings are secured by a pledge of eligible loans.  At December 31, 2018, based upon available unencumbered collateral, Banner Bank was eligible to borrow $1.15 billion from the Federal Reserve Bank, although, at that date, as well as at December 31, 2017, Banner Bank had no funds borrowed under this or other borrowing arrangements.

At December 31, 2018, Banner Bank had uncommitted federal funds lines of credit agreements with other financial institutions totaling $110.0 million, while Islanders Bank had an uncommitted federal funds line of credit agreement with another financial institution totaling $5.0 million. No balances were outstanding under these agreements as of December 31, 2018 and 2017. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage.

A summary of all other borrowings at December 31, 2018 and 2017 by the period remaining to maturity is as follows (dollars in thousands):

	At or for the Years Ended December 31
	2018		2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements:
Maturing in one year or less	$118,995	0.21%	$95,860	0.29%
Maturing after one year through two years	—	—	—	—
Maturing after two years	—	—	—	—
Total year-end outstanding	$118,995	0.21%	$95,860	0.29%
Average outstanding	$108,065	0.21%	$111,872	0.28%
Maximum outstanding at any month-end	$121,766	n/a	$120,245	n/a

NOTE 11:  JUNIOR SUBORDINATED DEBENTURES AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

At December 31, 2018, the Company had nine wholly-owned subsidiary grantor trusts (the Trusts), which had issued $136.0 million of trust preferred securities to third parties, as well as $4.2 million of common capital securities, carried among other assets, which were issued to the Company.  Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The Trusts used the proceeds from the offerings to purchase a like amount of junior subordinated debentures (the Debentures) of the Company.  The Debentures are the sole assets of the Trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.  The trust preferred securities (TPS) are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  All of the trust preferred securities issued by the Trusts qualified as Tier 1 capital as of December 31, 2018.  At December 31, 2018, the Trusts comprised $136.0 million, or 10.4% of the Company’s total risk-based capital.

The following table is a summary of trust preferred securities at December 31, 2018 (dollars in thousands):

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity (1)	Current Interest Rate	Reset Period	Interest Rate Spread
Banner Capital Trust II	$15,000	$464	$15,464	2033	5.79%	Quarterly	Three-month LIBOR + 3.35%
Banner Capital Trust III	15,000	465	15,465	2033	5.34	Quarterly	Three-month LIBOR + 2.90%
Banner Capital Trust IV	15,000	465	15,465	2034	5.29	Quarterly	Three-month LIBOR + 2.85%
Banner Capital Trust V	25,000	774	25,774	2035	4.22	Quarterly	Three-month LIBOR + 1.57%
Banner Capital Trust VI	25,000	774	25,774	2037	4.36	Quarterly	Three-month LIBOR + 1.62%
Banner Capital Trust VII	25,000	774	25,774	2037	3.78	Quarterly	Three-month LIBOR + 1.38%
Siuslaw Statutory Trust I	8,000	248	8,248	2034	5.49	Quarterly	Three-month LIBOR + 2.70%
Greater Sacramento Bancorp Statutory Trust I	4,000	124	4,124	2033	5.79	Quarterly	Three-month LIBOR + 3.35%
Greater Sacramento Bancorp Statutory Trust II	4,000	124	4,124	2035	4.47	Quarterly	Three-month LIBOR + 1.68%
Total TPS liability at par	$136,000	$4,212	140,212		4.71%
Fair value adjustment(2)			(26,121)
Total TPS liability at fair value(2)			$114,091

(1) All of the Company's trust preferred securities are eligible for redemption.
(2) The Company has elected to use fair value accounting on its TPS.

Note 12:  INCOME TAXES

The following table presents the components of the provision for income taxes included in the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31
	2018	2017	2016
Current
Federal	$21,869	$30,961	$29,787
State	4,130	3,085	2,477
Total Current	25,999	34,046	32,264

Deferred
Federal	2,021	58,646	9,908
State	575	(2,204)	2,083
Total Deferred	2,596	56,442	11,991

Provision for income taxes	$28,595	$90,488	$44,255

The following table presents the reconciliation of the federal statutory rate to the actual effective rate for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31
	2018	2017	2016
Federal income tax statutory rate	21.0%	35.0%	35.0%
Increase (decrease) in tax rate due to:
Tax-exempt interest	(2.0)	(2.6)	(2.6)
Investment in life insurance	(0.6)	(1.1)	(1.2)
State income taxes, net of federal tax offset	2.3	2.0	2.2
Tax credits	(0.8)	(0.6)	(0.8)
Merger and acquisition costs	0.1	—	—
Valuation reserve release	(2.5)	—	—
Federal law change	—	28.2	—
Other	(0.2)	(1.1)	1.5
Effective income tax rate	17.3%	59.8%	34.1%

The following table reflects the effect of temporary differences that gave rise to the components of the net deferred tax asset as of December 31, 2018 and 2017 (in thousands):

	December 31
	2018	2017
Deferred tax assets:
Loan loss and REO	$24,156	$22,294
Deferred compensation	15,991	13,045
Net operating loss carryforward	37,828	43,721
Federal and state tax credits	7,614	7,614
State net operating losses	6,105	6,706
Loan discount	5,756	4,736
Other	983	4,326
Total deferred tax assets	98,433	102,442
Deferred tax liabilities:
Depreciation	(3,771)	(1,343)
Deferred loan fees, servicing rights and loan origination costs	(10,196)	(9,564)
Intangibles	(8,428)	(5,690)
Financial instruments accounted for under fair value accounting	(833)	(9,702)
Other	—	(325)
Total deferred tax liabilities	(23,228)	(26,624)
Deferred income tax asset	75,205	75,818
Valuation allowance	(184)	(4,391)
Deferred tax asset, net	$75,021	$71,427

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. In December 2017, the federal government enacted the 2017 Tax Act. Among other provisions, the 2017 Tax Act reduced the federal marginal corporate income tax rate from 35% to 21%. As a result of the passage of the 2017 Tax Act, the Company recorded a $42.6 million charge for the revaluation of its net deferred tax asset to account for the future impact of the decrease in the corporate income tax rate and other provisions of the legislation. The charge was recorded as an increase to tax expense and reduction of the net deferred tax asset for the year ending December 31, 2017. The $42.6 million charge recorded by the Company included $4.2 million of provisional income tax expense related to AMT credits that are limited under Section 382 of the Code, which resulted in a reduction in the AMT deferred tax asset.  The adjustments to deferred tax assets and receivables related to the refundable nature of AMT credits were provisional amounts estimated based on information available as of December 31, 2017. During 2018, the Company determined the Section 382 alternative minimum tax credits carryforward indefinitely and therefore released the provisional $4.2 million valuation reserve recorded in 2017 against the tax credits. The release was recorded as a reduction to current tax expense and an increase to the net deferred tax assets.

At December 31, 2018, the Company has federal net operating loss carryforwards of approximately $180.1 million. The Company also has $86.8 million of state net operating loss carryforwards, against which the Company has established a $184,000 valuation reserve. The federal and state net operating losses will expire, if unused, by the end of 2034.  The Company has federal general business credit carryforwards at December 31, 2018 of $3.4 million, which will expire, if unused, by the end of 2031. The Company also has federal alternative minimum tax credit carryforwards of $4.2 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period. At December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $208.2 million and $94.6 million, respectively, and federal general business credits carryforwards of $3.4 million. At that same date, the Company also had federal alternative minimum tax credit carryforwards of approximately $4.2 million.

As a consequence of our 2015 acquisition of Starbuck Bancshares, Inc., the Company experienced a change in control within the meaning of Section 382 of the Code. In addition, the underlying Section 382 limitations at Starbuck Bancshares, Inc.'s level continue to apply to the Company. Section 382 limits the ability of a corporate taxpayer to use net operating loss carryforwards, general business credits, and recognized built-in-losses, on an annual basis, incurred prior to the change in control against income earned after the change in control. As a result of the Section 382 limitations, the Company is limited to utilizing $21.5 million on an annual basis (after the application of the Section 382 limitations carried over from Starbuck Bancshares, Inc.) of federal net operating loss carryforwards, general business credits, and recognized built-in losses. The applicable state Section 382 limitations range from $525,000 to $21.5 million. The Company has provided a $184,000 valuation reserve against the portion of its various state net operating loss carryforwards and tax credits that it believes it is more likely than not that it will not realize the benefit because the application of the Section 382 limitations at the state level is based on future apportionment rates.

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

Retained earnings at December 31, 2018 and 2017 included approximately $5.4 million in tax basis bad debt reserves for which no income tax liability has been recorded.  In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank or is completely liquidated, the Company will incur a federal tax liability at the then-prevailing corporate tax rate, established as $1.1 million at December 31, 2018.

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

The following table presents the balances of the Company's tax credit investments and related unfunded commitments at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Tax credit investments	$17,360	$7,311
Unfunded commitments—tax credit investments	12,726	4,417

The following table presents other information related to the Company's tax credit investments for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the years ended December 31,
	2018	2017	2016
Tax credits and other tax benefits recognized	$1,456	$1,140	$1,136
Tax credit amortization expense included in provision for income taxes	1,151	1,144	672

Note 13:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans: Substantially all of the Company’s and the Banks' employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit. For the years ended December 31, 2018, 2017 and 2016, $5.4 million, $4.8 million and $4.6 million, respectively, was expensed for 401(k) contributions. The Board of Directors has elected to make a 4% of eligible compensation matching contribution for 2019.

Supplemental Retirement and Salary Continuation Plans:  Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Company is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2018, 2017 and 2016, expense recorded for supplemental retirement and salary continuation plan benefits totaled $2.3 million, $3.5 million, and $2.7 million, respectively.  At December 31, 2018 and 2017, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $37.5 million and $38.6 million, respectively, and are recorded in a deferred compensation liability account.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance policies or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”  As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $7.3 million at December 31, 2018 and

$7.4 million at December 31, 2017.  At December 31, 2018 and 2017, liabilities recorded in connection with deferred compensation plan benefits totaled $9.0 million ($7.3 million in contra-equity) and $9.9 million ($7.4 million in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Banks choose to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the owners and sole or partial beneficiaries.  At December 31, 2018 and 2017, the cash surrender value of these policies was $177.5 million and $162.7 million, respectively.  The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

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

2012 Restricted Stock and Incentive Bonus Plan

Under the 2012 Restricted Stock Plan, which was approved by shareholders on April 24, 2012, the Company is authorized to issue up to 300,000 shares of its common stock. Shares granted under the 2012 Restricted Stock Plan have a minimum vesting period of three years. The 2012 Restricted Stock Plan will continue in effect for a term of ten years, after which no further awards may be granted.

The 2012 Restricted Stock Plan was amended on April 23, 2013 to provide for the ability to grant (1) cash-denominated incentive-based awards payable in cash or common stock, including those that are eligible to qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code and (2) restricted stock awards that qualify as qualified performance-based compensation for the purposes of Section 162(m) of the Code. Vesting requirements may include time-based conditions, operation-based conditions, and/or market-based conditions.

As of December 31, 2018, the Company had granted 269,863 shares of restricted stock from the 2012 Restricted Stock Plan (as amended and restated), of which 261,849 shares had vested and 8,014 shares remain unvested.

2014 Omnibus Incentive Plan

The 2014 Plan was approved by shareholders on April 22, 2014. The 2014 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company has reserved 900,000 shares of its common stock for issuance under the 2014 Plan in connection with the exercise of awards. As of December 31, 2018, 340,163 restricted stock shares and 186,373 restricted stock units have been granted under the 2014 Plan of which 181,478 restricted stock shares and 34,975 restricted stock units have vested.

2018 Omnibus Incentive Plan

The 2018 Plan was approved by shareholders on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and other cash awards, and provides for vesting requirements which may include time-based or performance-based conditions. The Company reserved 900,000 shares of common stock for issuance under the 2018 Plan in connection with the exercise of awards. As of December 31, 2018, no shares have been granted under the 2018 Plan.

The expense associated with all restricted stock and unit grants was $6.6 million, $6.0 million and $4.5 million respectively, for the years ended December 31, 2018, 2017 and 2016.  Unrecognized compensation expense for these awards as of December 31, 2018 was $9.0 million and will be amortized over the next 34 months.

A summary of the Company's Restricted Stock/Unit award activity during the years ended December 31, 2018, 2017 and 2016 follows:

	Shares/Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2016	231,562	$42.33
Granted (38,934 non-voting)	177,775	47.74
Vested	(104,297)	41.47
Forfeited	(14,321)	42.54
Unvested at December 31, 2016	290,719	42.26
Granted (41,318 non-voting)	153,777	55.86
Vested	(103,259)	43.81
Forfeited	(39,160)	39.83
Unvested at December 31, 2017	302,077	48.97
Granted (159,541 non-voting)	161,598	55.04
Vested	(103,363)	48.60
Forfeited	(42,215)	47.05
Unvested at December 31, 2018	318,097	52.43

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

On November 21, 2018 the warrants expired unexercised.

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018:
The Company—consolidated:
Total capital to risk-weighted assets	$1,302,239	13.12%	$794,072	8.00%	$992,590	10.00%
Tier 1 capital to risk-weighted assets	1,203,155	12.12	595,554	6.00	595,554	6.00
Tier 1 common equity to risk-weighted assets	1,067,155	10.75	446,665	4.50	n/a	n/a
Tier 1 capital to average leverage assets	1,203,155	10.98	438,379	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,217,173	12.50	778,766	8.00	973,457	10.00
Tier 1 capital to risk- weighted assets	1,120,523	11.51	584,074	6.00	778,766	8.00
Tier 1 common equity to risk-weighted assets	1,120,523	11.51	438,056	4.50	632,747	6.50
Tier 1 capital to average leverage assets	1,120,523	10.50	426,799	4.00	533,498	5.00
Islanders Bank:
Total capital to risk- weighted assets	34,567	18.26	15,142	8.00	18,928	10.00
Tier 1 capital to risk- weighted assets	32,200	17.01	11,357	6.00	15,142	8.00
Tier 1 common equity to risk-weighted assets	32,200	17.01	8,518	4.50	12,303	6.50
Tier 1 capital to average leverage assets	32,200	11.16	11,543	4.00	14,428	5.00
December 31, 2017:
The Company—consolidated:
Total capital to risk-weighted assets	$1,214,631	13.81%	$703,508	8.00%	$879,385	10.00%
Tier 1 capital to risk-weighted assets	1,123,154	12.77	527,631	6.00	527,631	6.00
Tier 1 common equity to risk-weighted assets	994,080	11.30	395,723	4.50	n/a	n/a
Tier 1 capital to average leverage assets	1,123,154	11.34	396,313	4.00	n/a	n/a
Banner Bank:
Total capital to risk- weighted assets	1,102,195	12.83	687,266	8.00	859,083	10.00
Tier 1 capital to risk- weighted assets	1,013,079	11.79	515,450	6.00	687,266	8.00
Tier 1 common equity to risk-weighted assets	1,013,079	11.79	386,587	4.50	558,404	6.50
Tier 1 capital to average leverage assets	1,013,079	10.53	384,920	4.00	481,150	5.00
Islanders Bank:
Total capital to risk- weighted assets	32,122	16.39	15,681	8.00	19,602	10.00
Tier 1 capital to risk- weighted assets	29,761	15.18	11,761	6.00	15,681	8.00
Tier 1 common equity to risk-weighted assets	29,761	15.18	8,821	4.50	12,741	6.50
Tier 1 capital to average leverage assets	29,761	10.65	11,183	4.00	13,979	5.00

At December 31, 2018, Banner Corporation and the Banks each exceeded all regulatory capital adequacy requirements.  There have been no conditions or events since December 31, 2018 that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.  The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over several years), Banner Corporation and the Banks became subject to new capital regulations adopted by the Federal Reserve and the FDIC, which established minimum required ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital, total capital and the leverage ratio; risk-weightings of certain assets and other items for purposes of the risk-based capital ratios, a required capital conservation buffer over the required capital ratios, and defined what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd-Frank Act and the “Basel III” regulatory capital requirements.

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

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, Banner and each of the Banks must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement was phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased each year by 0.625% until the buffer requirement was fully implemented at 2.5% on January 1, 2019. The capital conservation requirement at December 31, 2018 was an amount greater than 1.875% of risk-weighted assets.

Note 17:  GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets: At December 31, 2018, intangible assets are comprised of goodwill, CDI, and LHI acquired in business combinations. Goodwill represents the excess of the total purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed, and is not amortized but is reviewed annually for impairment. Banner has identified one reporting unit for purposes of evaluating goodwill for impairment. At December 31, 2018, the Company completed a qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of Banner, the reporting unit, exceeds the carrying value.

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

The following table summarizes the changes in the Company’s goodwill, CDI and LHI for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Goodwill	CDI	LHI	Total
Balance, January 1, 2016	$247,738	$36,762	$710	$285,210
Amortization	—	(7,061)	(249)	(7,310)
Other changes (1)	(3,155)	—	—	(3,155)
Balance, December 31, 2016	244,583	29,701	461	274,745
Amortization	—	(6,247)	(184)	(6,431)
Adjustments to goodwill(2)	(1,924)	(1,076)	—	(3,000)
Balance, December 31, 2017	242,659	22,378	277	265,314
Additions through acquisition(3)	96,495	16,368	—	112,863
Amortization	—	(6,047)	(52)	(6,099)
Balance, December 31, 2018	$339,154	$32,699	$225	$372,078

(1)
The adjustments to goodwill in 2016 related to changes in the preliminary goodwill recorded for the Starbuck Bancshares, Inc. acquisition including adjustments to loan discount, deferred taxes and REO valuations.

(2)	Acquired Goodwill and CDI were adjusted for the sale of the Utah branches in 2017.

(3)	The additions to goodwill and CDI in 2018 relate to the acquisition of Skagit.

Estimated amortization expense in future years with respect to CDI as of December 31, 2018 (in thousands):

Year ended:	Estimated Amortization
2019	$7,957
2020	6,888
2021	5,816
2022	4,651
Thereafter	7,387
Net carrying amount	$32,699

Mortgage servicing rights are reported in other assets.  Mortgage servicing rights are initially recognized at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.  In 2018, 2017 and 2016, the Company did not record any impairment charges or recoveries against mortgage servicing rights. Unpaid principal balance of loans for which mortgage servicing rights have been recognized totaled $2.36 billion and $2.19 billion at December 31, 2018 and 2017, respectively.  Custodial accounts maintained in connection with this servicing totaled $11.1 million and $10.2 million at December 31, 2018 and 2017, respectively.

An analysis of the mortgage servicing rights for the years ended December 31, 2018, 2017 and 2016 is presented below (in thousands):

	Years Ended December 31
	2018	2017	2016
Balance, beginning of the year	$14,738	$15,249	$13,295
Amounts capitalized	3,623	3,361	5,965
Additions through purchase	166	94	—
Amortization (1)	(3,889)	(3,966)	(4,011)
Balance, end of the year (2)	$14,638	$14,738	$15,249

(1)	Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and any unamortized balance is fully written off if the loan repays in full.

(2)	There was no valuation allowance as of December 31, 2018 and 2017.

Note 18:  FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2018 and 2017, whether or not recognized or recorded in the Consolidated Statements of Financial Condition (in thousands):

		December 31, 2018		December 31, 2017
	Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	1	$272,196	$272,196	$261,200	$261,200
Securities—trading	2,3	25,896	25,896	22,318	22,318
Securities—available-for-sale	2	1,636,223	1,636,223	919,485	919,485
Securities—held-to-maturity	2	230,984	229,301	256,793	258,710
Securities—held-to-maturity	3	3,236	3,236	3,478	3,478
Loans receivable held for sale	2	171,031	171,157	40,725	40,923
Loans receivable	3	8,684,595	8,629,450	7,598,884	7,445,990
FHLB stock	3	31,955	31,955	10,334	10,334
Bank-owned life insurance	1	177,467	177,467	162,668	162,668
Mortgage servicing rights	3	14,638	25,813	14,738	19,835
Equity securities	1	352	352	—	—
Derivatives:
Interest rate swaps	2	3,138	3,138	5,083	5,083
Interest rate lock and forward sales commitments	2	471	471	523	523
Liabilities:
Demand, interest-bearing checking and money market	2	6,314,202	6,314,202	5,658,994	5,658,994
Regular savings	2	1,842,581	1,842,581	1,557,500	1,557,500
Certificates of deposit	2	1,320,265	1,298,238	966,937	947,517
Advances from FHLB	2	540,189	540,189	202	202
Junior subordinated debentures at fair value	3	114,091	114,091	98,707	98,707
Other borrowings	2	118,995	118,995	95,860	95,860
Derivatives:
Interest rate swaps	2	3,138	3,138	5,083	5,083
Interest rate lock and forward sales commitments	2	1,654	1,654	201	201

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

Items Measured at Fair Value on a Recurring Basis:

The following tables present financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets and liabilities as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Corporate Bonds (TPS securities)	$—	$—	$25,896	$25,896
	—	—	25,896	25,896

Securities—available-for-sale
U.S. Government and agency	—	149,112	—	149,112
Municipal bonds	—	117,822	—	117,822
Corporate bonds	—	3,495	—	3,495
Mortgage-backed securities	—	1,343,861	—	1,343,861
Asset-backed securities	—	21,933	—	21,933
	—	1,636,223	—	1,636,223

Loans held for sale	—	164,767	—	164,767
Equity securities	—	352	—	352

Derivatives
Interest rate swaps	—	3,138	—	3,138
Interest rate lock and forward sales commitments	—	471	—	471
	$—	$1,804,951	$25,896	$1,830,847
Liabilities
Junior subordinated debentures at fair value	$—	$—	$114,091	$114,091
Derivatives
Interest rate swaps	—	3,138	—	3,138
Interest rate lock and forward sales commitments	—	1,654	—	1,654
	$—	$4,792	$114,091	$118,883

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities—trading
Municipal bonds	$—	$100	$—	$100
Corporate Bonds (TPS securities)	—	—	22,058	22,058
Equity securities	—	160	—	160
	—	260	22,058	22,318
Securities—available-for-sale
U.S. Government and agency	—	72,466	—	72,466
Municipal bonds	—	68,733	—	68,733
Corporate bonds	—	5,393	—	5,393
Mortgage-backed securities	—	739,557	—	739,557
Asset-backed securities	—	27,758	—	27,758
Equity securities	—	5,578	—	5,578
	—	919,485	—	919,485

Loans held for sale	—	32,392	—	32,392

Derivatives
Interest rate swaps	—	5,083	—	5,083
Interest rate lock and forward sales commitments	—	523	—	523
	$—	$957,743	$22,058	$979,801
Liabilities
Junior subordinated debentures at fair value	$—	$—	$98,707	$98,707
Derivatives
Interest rate swaps	—	5,083	—	5,083
Interest rate lock and forward sales commitments	—	201	—	201
	$—	$5,284	$98,707	$103,991

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

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2018 and 2017.  The factors used in the fair value estimates are subject to change subsequent to the dates the fair value estimates are completed, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable inputs, quantitative and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2018 and 2017:

			December 31
			2018	2017
Financial Instruments	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Weighted Average Rate
Corporate bonds (TPS securities)	Discounted cash flows	Discount rate	6.81%	6.69%
Junior subordinated debentures	Discounted cash flows	Discount rate	6.81%	6.69%
Impaired loans	Collateral Valuations	Discount to appraised value	0.0% to 8.5%	8.5% to 20.0%
REO	Appraisals	Discount to appraised value	69.2%	42.0%

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

Junior subordinated debentures: Similar to the TPS securities discussed above, management believes that the credit risk-adjusted spread utilized in the fair value measurement of the junior subordinated debentures is indicative of the risk premium a willing market participant would require under current market conditions for an issuer with Banner's credit risk profile. Management attributes the change in fair value of the junior subordinated debentures, compared to their par value, primarily to perceived general market adjustments to the risk premiums for these types of liabilities subsequent to their issuance. Future contractions in the risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2018, or the passage of time, will result in negative fair value adjustments. At December 31, 2018, the discount rate utilized was based on a credit spread of 400 basis points and three month LIBOR of 281 basis points.

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2018 and 2017 (in thousands):

	Level 3 Fair Value Inputs
	TPS Securities	Borrowings— Junior Subordinated Debentures
Balance at January 1, 2017	$21,143	$95,200
Total gains or losses recognized
Assets gains	915	—
Liabilities losses	—	3,507
Balance at December 31, 2017	22,058	98,707
Total gains or losses recognized
Assets gains	3,838	—
Liabilities losses	—	15,384
Balance at December 31, 2018	$25,896	$114,091

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

Items Measured at Fair Value on a Non-recurring Basis

The following table presents financial assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy of the fair value measurements for those assets at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,915	$2,915
REO	$—	$—	$2,611	$2,611

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$6,535	$6,535
REO	—	—	360	360

The following table presents the losses resulting from non-recurring fair value adjustments for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the years ended December 31,
	2018	2017	2016
Impaired loans	$(910)	$(2,852)	$(182)
REO	(387)	(256)	(876)
Total loss from nonrecurring measurements	$(1,297)	$(3,108)	$(1,058)

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

Note 19:  BANNER CORPORATION (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition	December 31
	2018	2017
ASSETS
Cash	$38,029	$44,887
Investment in trust equities	4,212	4,212
Investment in subsidiaries	1,540,251	1,329,165
Other assets	25,267	3,072
Total assets	$1,607,759	$1,381,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Miscellaneous liabilities	$15,073	$9,607
Deferred tax liability	—	396
Junior subordinated debentures at fair value	114,091	98,707
Shareholders’ equity	1,478,595	1,272,626
Total liabilities and shareholders' equity	$1,607,759	$1,381,336

Statements of Operations	Years Ended December 31
	2018	2017	2016
INTEREST INCOME:
Interest-bearing deposits	$49	$62	$127
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	72,604	40,570	50,971
Equity in undistributed income of subsidiaries	72,419	27,477	40,852
Other income	56	53	60
Net change in valuation of financial instruments carried at fair value	—	(3,507)	(2,720)
Interest on other borrowings	(6,136)	(4,752)	(4,040)
Other expenses	(4,761)	(3,291)	(3,450)
Net income before taxes	134,231	56,612	81,800
BENEFIT FROM INCOME TAXES	(2,284)	(4,164)	(3,585)
NET INCOME	$136,515	$60,776	$85,385

Statements of Cash Flows	Years Ended December 31
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$136,515	$60,776	$85,385
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(72,419)	(27,477)	(40,852)
Decrease (increase) in deferred taxes	150	(1,442)	(702)
Net change in valuation of financial instruments carried at fair value	—	3,507	2,720
Share-based compensation	6,554	5,965	4,305
(Increase) decrease in other assets	(19,268)	10,684	7,332
Increase (decrease) in other liabilities	201	69	(202)
Net cash provided from operating activities	51,733	52,082	57,986
INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(27)	(29)	(26)
Reduction in investment in subsidiaries	37,000	5,000	50,000
Acquisitions	(329)	—	—
Net cash provided from investing activities	36,644	4,971	49,974
FINANCING ACTIVITIES:
Withholding taxes paid on share-based compensation	(1,554)	(1,630)	(870)
Repurchase of common stock	(34,401)	(31,045)	(50,772)
Cash dividends paid	(59,280)	(65,759)	(28,282)
Net cash used by financing activities	(95,235)	(98,434)	(79,924)
NET CHANGE IN CASH	(6,858)	(41,381)	28,036
CASH, BEGINNING OF PERIOD	44,887	86,268	58,232
CASH, END OF PERIOD	$38,029	$44,887	$86,268

Note 20: STOCK REPURCHASES

On April 4, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 1,711,540 shares of the Company's common stock, or 5% of the Company's outstanding shares. On March 31, 2017 the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company's common stock, or 1,658,245 of the Company's outstanding shares. Under the authorization, shares were repurchased by the Company in open market purchases. The extent to which the Company repurchased its shares and the timing of such repurchases depended upon market conditions and other corporate considerations. During the year ended December 31, 2017, the Company repurchased 545,166 common shares under the authorization leaving 1,113,079 shares available for future repurchase. In addition to the shares repurchased under the authorization, there were 29,579 shares surrendered during 2017 by employees to satisfy tax withholding obligations upon vesting of restricted stock grants.

On March 28, 2018 the Company announced that its Board of Directors had renewed its authorization to repurchase up to 5% of the Company's common stock, or 1,621,549 of the Company's outstanding shares. Under the authorization, shares could be repurchased by the Company in open market purchases. The extent to which the Company repurchases its shares and the timing of such repurchases depends upon market conditions and other corporate considerations. During the year ended December 31, 2018, the Company repurchased 594,711 common shares. Of the total shares repurchased, 269,711 shares were repurchased prior to March 28, 2018 and were therefore accounted for under the 2017 authorization. The remaining 325,000 shares were repurchased subsequent to March 28, 2018 and are accounted for under the 2018 authorization leaving 1,296,549 shares available for future repurchase. In addition to the shares repurchased under the authorization, there were 27,653 shares surrendered during 2018 by employees to satisfy tax withholding obligations upon vesting of restricted stock grants.

Note 21:  CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings per common share (in thousands, except per share data):

	Years Ended December 31
	2018	2017	2016
Net income	$136,515	$60,776	$85,385
Weighted average number of common shares outstanding
Basic	32,784,724	32,888,007	33,820,148
Diluted	32,894,425	32,986,707	33,853,511
Earnings per common share
Basic	$4.16	$1.85	$2.52
Diluted	$4.15	$1.84	$2.52

At December 31, 2018, 2017 and 2016 there were 315,301, 302,077, and 290,719, respectively, of issued but unvested restricted stock shares and units that were included in the computation of diluted earnings per share.

At December 31, 2016 there were options to purchase an additional 5,000 shares of common stock that were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. At December 31, 2017 and 2016 there was a warrant to purchase up to 243,998 shares of common stock and these shares were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive.

Note 22:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis for the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands except for per share data):

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$104,820	$112,423	$117,648	$128,741
Interest expense	5,447	7,360	8,570	11,282
Net interest income before provision for loan losses	99,373	105,063	109,078	117,459
Provision for loan losses	2,000	2,000	2,000	2,500
Net interest income	97,373	103,063	107,078	114,959
Non-interest income	21,362	21,217	20,411	21,018
Non-interest expense	81,706	82,637	81,632	95,396
Income before provision for income taxes	37,029	41,643	45,857	40,581
Provision for income taxes	8,239	9,219	8,084	3,053
Net income	$28,790	$32,424	$37,773	$37,528
Basic earnings per share	$0.89	$1.01	$1.17	$1.10
Diluted earnings per share	0.89	1.00	1.17	1.09
Dividends declared	0.35	0.85	0.38	0.38

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$99,096	$104,436	$105,278	$103,475
Interest expense	4,242	4,730	5,068	5,211
Net interest income before provision for loan losses	94,854	99,706	100,210	98,264
Provision for loan losses	2,000	2,000	2,000	2,000
Net interest income	92,854	97,706	98,210	96,264
Non-interest income	19,048	20,396	18,081	27,675
Non-interest expense	76,281	79,857	80,331	82,501
Income before provision for income taxes	35,621	38,245	35,960	41,438
Provision for income taxes	11,828	12,791	10,883	54,986
Net income (loss)	$23,793	$25,454	$25,077	$(13,548)
Basic earnings (loss) per share	$0.72	$0.77	$0.76	$(0.41)
Diluted earnings (loss) per share	0.72	0.77	0.76	(0.41)
Dividends declared	0.25	1.25	0.25	0.25

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$95,301	$97,321	$97,849	$101,007
Interest expense	4,258	4,173	4,141	3,836
Net interest income before provision for loan losses	91,043	93,148	93,708	97,171
Provision for loan losses	—	2,000	2,000	2,030
Net interest income	91,043	91,148	91,708	95,141
Non-interest income	19,959	20,537	23,512	19,463
Non-interest expense	84,034	79,887	79,092	79,857
Income before provision for income taxes	26,968	31,798	36,128	34,747
Provision for income taxes	9,194	10,841	12,277	11,943
Net income	$17,774	$20,957	$23,851	$22,804
Basic earnings per share	$0.52	$0.62	$0.70	$0.69
Diluted earnings per share	0.52	0.61	0.70	0.69
Dividends declared	0.21	0.21	0.23	0.23

The quarterly amounts shown above for 2018 and 2017 reflect the adoption of the Accounting Standards Update, Revenue From Contracts with Customers (see Note 2 in this Form 10-K for additional information). The quarterly amounts for 2016 are not updated.

Note 23:  COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases 113 buildings and offices under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

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

Outstanding commitments for which no asset or liability for the notional amount has been recorded consisted of the following at the dates indicated (in thousands):

	Contract or Notional Amount
	December 31, 2018	December 31, 2017
Commitments to extend credit	$2,837,981	$2,300,593
Standby letters of credit and financial guarantees	17,784	14,579
Commitments to originate loans	32,145	56,030
Risk participation agreement	24,091	11,451

Derivatives also included in Note 24:
Commitments to originate loans held for sale	31,728	48,091
Commitments to sell loans secured by one- to four-family residential properties	18,328	22,097
Commitments to sell securities related to mortgage banking activities	144,250	57,000
In addition to the commitments disclosed in the table above, the Company is committed to funding its' unfunded tax credit investments (see Note 12, Income Taxes).

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company's reserve for unfunded loan commitments was $2.6 million and $2.4 million, at December 31, 2018 and 2017, respectively.

Standby letters of credit are conditional commitments issued to guarantee a customer’s performance or payment to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under a risk participation agreement, Banner Bank guarantees the financial performance of a borrower on the participated portion of a interest rate swap on a loan.

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period being 45 days. Traditionally, these loan applications with rate lock commitments had the pricing for the sale of these loans locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank then attempts to deliver these loans before their rate locks expired. This arrangement generally required delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans would require a lock extension. The cost of a lock extension at times was borne by the customer and at times by the Bank. These lock extension costs have not had a material impact to our operations. For mandatory delivery commitments the Company enters into forward commitments at specific prices and settlement dates to deliver either: (1) residential mortgage loans for purchase by secondary market investors (i.e., Freddie Mac or Fannie Mae), or (2) mortgage-backed securities to broker/dealers. The purpose of these forward commitments is to offset the movement in interest rates between the execution of its residential mortgage rate lock commitments with borrowers and the sale of those loans to the secondary market investor. There were no counterparty default losses on forward contracts during 2018 or 2017. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with market investors and securities broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the transaction is completed by either paying or receiving a fee to or from the investor or broker/dealer equal to the increase or decrease in the market value of the forward contract. Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in Note 1: “Derivative Instruments.”

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2018.

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

As of December 31, 2018 and December 31, 2017, the notional values or contractual amounts and fair values of the Company's derivatives designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$3,973	$270	$4,350	$447	$3,973	$270	$4,350	$447

(1)	Included in Loans Receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

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

As of December 31, 2018 and December 31, 2017, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$272,374	$2,868	$285,047	$4,636	$272,374	$2,868	$285,047	$4,636
Mortgage loan commitments	20,229	273	29,739	225	17,763	187	13,763	153
Forward sales contracts	18,328	198	43,069	298	144,250	1,467	47,000	48
	$310,931	$3,339	$357,855	$5,159	$434,387	$4,522	$345,810	$4,837

(1)
Included in Other Assets on the Consolidated Statements of Financial Condition, with the exception of those interest rate swaps from prior to 2009 that were not designated in hedge relationships (with a fair value of $270,000 at December 31, 2018 and $499,000 at December 31, 2017), which are included in Loans Receivable.

(2)	Included in Other Liabilities on the Consolidated Statements of Financial Condition.

Gains (losses) recognized in income on non-designated hedging instruments for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

		For the Years Ended December 31
	Location on Income Statement	2018	2017	2016
Mortgage loan commitments	Mortgage banking operations	$47	$195	$(348)
Forward sales contracts	Mortgage banking operations	(775)	(491)	296
		$(728)	$(296)	$(52)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between Banner Bank and the dealer counterparties, the agreements contain a provision where if Banner Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and Banner Bank would be required to settle its obligations. Similarly, Banner Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as a publicly issued prompt corrective action directive, cease and desist order, or a capital maintenance agreement that required Banner Bank to maintain a specific capital level. If Banner Bank had breached any of these provisions at December 31, 2018 or December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value. As of December 31, 2018 and 2017, the termination value of derivatives in a net liability position related to these agreements was $1.3 million and $3.7 million, respectively. The Company generally posts collateral against derivative liabilities in the form of government agency-issued bonds, mortgage-backed securities, or commercial mortgage-backed securities. Collateral posted against derivative liabilities was $13.6 million and $16.9 million as of December 31, 2018 and 2017, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet. Prior to 2018, the recorded derivative assets and liabilities on the balance sheet did not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related collateral where applicable.

The following presents additional information related to the Company's derivative contracts, by type of financial instrument, as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Derivative Amount	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$5,038	$(1,900)	$3,138	$—	$—	$3,138
	$5,038	$(1,900)	$3,138	$—	$—	$3,138

Derivative liabilities
Interest rate swaps	$5,038	$(1,900)	$3,138	$—	$(1,320)	$1,818
	$5,038	$(1,900)	$3,138	$—	$(1,320)	$1,818

	December 31, 2017
				Gross Amounts of Financial Instruments Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Amounts offset in the Statement of Financial Condition	Net Amounts in the Statement of Financial Condition	Derivative Amount	Fair Value of Financial Collateral in the Statement of Financial Condition	Net Amount
Derivative assets
Interest rate swaps	$5,083	$—	$5,083	$(656)	$—	$4,427
	$5,083	$—	$5,083	$(656)	$—	$4,427

Derivative liabilities
Interest rate swaps	$5,083	$—	$5,083	$(656)	$(3,467)	$960
	$5,083	$—	$5,083	$(656)	$(3,467)	$960

NOTE 25: REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue:

Deposit fees and other service charges for the years ended December 31, 2018, 2017 and 2016 are summarized as follows (in thousands):

	Years Ended December 31
	2018	2017	2016
Deposit service charges	18,089	16,725	16,863
Debit and credit interchange fees	31,713	28,358	22,578
Debit and credit card expense	(8,511)	(7,390)	(3,078)
Merchant services income	10,226	10,159	9,052
Merchant services expenses	(7,767)	(8,335)	(7,245)
Other service charges	4,324	3,935	3,741
Total deposit fees and other service charges	48,074	43,452	41,911

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

BANNER CORPORATION

Exhibit	Index of Exhibits
2 {a}
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

14	Code of Ethics [incorporated by reference to Exhibit 10.1 included in the Registrant's Current Report on Form 8-K filed on July 19, 2018 (File No. 000-26584)]

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Statements of Financial Condition; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.